Form 10-Q
period 2014-06-30
TRUSTMARK CORP
filed 2014-08-07
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, there were 67,439,788 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks (noninterest-bearing)	$322,960	$345,761
Federal funds sold and securities purchased under reverse repurchase agreements	5,000	7,253
Securities available for sale (at fair value)	2,376,431	2,194,154
Securities held to maturity (fair value: $1,162,871-2014; $1,150,833-2013)	1,156,790	1,168,728
Loans held for sale (LHFS)	142,103	149,169
Loans held for investment (LHFI)	6,187,000	5,798,881
Less allowance for loan losses, LHFI	66,648	66,448
Net LHFI	6,120,352	5,732,433
Acquired loans:
Noncovered loans	616,911	769,990
Covered loans	29,628	34,216
Less allowance for loan losses, acquired loans	11,179	9,636
Net acquired loans	635,360	794,570
Net LHFI and acquired loans	6,755,712	6,527,003
Premises and equipment, net	201,639	207,283
Mortgage servicing rights	65,049	67,834
Goodwill	365,500	372,851
Identifiable intangible assets	37,506	41,990
Other real estate, excluding covered other real estate	106,970	106,539
Covered other real estate	3,872	5,108
FDIC indemnification asset	10,866	14,347
Other assets	569,598	582,363
Total Assets	$12,119,996	$11,790,383

Liabilities
Deposits:
Noninterest-bearing	$2,729,199	$2,663,503
Interest-bearing	7,131,167	7,196,399
Total deposits	9,860,366	9,859,902
Federal funds purchased and securities sold under repurchase agreements	559,316	251,587
Short-term borrowings	61,227	66,385
Long-term FHLB advances	8,236	8,458
Subordinated notes	49,920	49,904
Junior subordinated debt securities	61,856	61,856
Other liabilities	119,184	137,338
Total Liabilities	10,720,105	10,435,430

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,439,788 shares - 2014; 67,372,980 shares - 2013	14,051	14,038
Capital surplus	353,196	349,680
Retained earnings	1,063,201	1,034,966
Accumulated other comprehensive loss, net of tax	(30,557)	(43,731)
Total Shareholders' Equity	1,399,891	1,354,953
Total Liabilities and Shareholders' Equity	$12,119,996	$11,790,383

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on LHFI & LHFS	$66,343	$64,706	$129,417	$129,169
Interest and fees on acquired loans	23,250	20,987	40,036	33,769
Interest on securities:
Taxable	19,522	18,547	38,742	35,086
Tax exempt	1,243	1,283	2,491	2,595
Interest on federal funds sold and securities purchased under reverse repurchase agreements	6	5	11	9
Other interest income	379	372	754	727
Total Interest Income	110,743	105,900	211,451	201,355
Interest Expense
Interest on deposits	3,970	5,071	8,335	9,980
Interest on federal funds purchased and securities sold under repurchase agreements	110	88	186	169
Other interest expense	1,375	1,513	2,738	3,003
Total Interest Expense	5,455	6,672	11,259	13,152
Net Interest Income	105,288	99,228	200,192	188,203
Provision for loan losses, LHFI	351	(4,846)	(454)	(7,814)
Provision for loan losses, acquired loans	3,784	(1,552)	3,847	(1,422)
Net Interest Income After Provision for Loan Losses	101,153	105,626	196,799	197,439
Noninterest Income
Service charges on deposit accounts	11,846	12,929	23,414	24,610
Bank card and other fees	9,894	9,507	18,975	17,452
Mortgage banking, net	6,191	8,295	13,020	19,878
Insurance commissions	8,300	8,014	16,397	15,256
Wealth management	7,710	6,940	15,845	13,815
Other, net	199	(2,145)	178	(3,336)
Security gains, net	-	174	389	378
Total Noninterest Income	44,140	43,714	88,218	88,053
Noninterest Expense
Salaries and employee benefits	56,134	55,405	112,860	108,997
Services and fees	14,543	12,816	27,708	25,848
Net occupancy - premises	6,413	6,703	13,019	12,658
Equipment expense	6,136	6,193	12,274	11,867
ORE/Foreclosure expense	3,836	5,131	7,151	8,951
FDIC assessment expense	2,468	2,376	4,884	4,397
Other expense	13,231	18,571	26,483	36,622
Total Noninterest Expense	102,761	107,195	204,379	209,340
Income Before Income Taxes	42,532	42,145	80,638	76,152
Income taxes	9,635	11,024	18,738	20,165
Net Income	$32,897	$31,121	$61,900	$55,987

Earnings Per Share
Basic	$0.49	$0.46	$0.92	$0.84
Diluted	$0.49	$0.46	$0.92	$0.84

Dividends Per Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income per consolidated statements of income	$32,897	$31,121	$61,900	$55,987
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities and transferred securities:
Unrealized holding gains (losses) arising during the period	6,767	(44,515)	10,996	(43,135)
Less: adjustment for net gains realized in net income	-	(107)	(240)	(233)
Change in net unrealized holding losses on securities transferred to held to maturity	910	-	1,733	-
Pension and other postretirement benefit plans:
Net change in prior service costs	38	39	77	78
Recognized net loss due to settlement	231	324	463	324
Recognized net actuarial loss	556	1,008	1,115	2,029
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	(562)	1,454	(970)	1,454
Other comprehensive income (loss), net of tax	7,940	(41,797)	13,174	(39,483)
Comprehensive income (loss)	$40,837	$(10,676)	$75,074	$16,504

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2014	2013
Balance, January 1,	$1,354,953	$1,287,369
Net income per consolidated statements of income	61,900	55,987
Other comprehensive income (loss)	13,174	(39,483)
Common stock dividends paid	(31,224)	(31,108)
Common stock issued-net, long-term incentive plans:
Stock options	-	381
Restricted stock	(795)	(949)
Excess tax expense from stock-based compensation arrangements	(353)	(747)
Compensation expense, long-term incentive plans	2,236	1,874
Common stock issued, business combinations	-	53,495
Balance, June 30,	$1,399,891	$1,326,819

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$61,900	$55,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	3,393	(9,236)
Depreciation and amortization	17,956	18,317
Net amortization of securities	3,964	3,779
Securities gains, net	(389)	(378)
Gains on sales of loans, net	(4,584)	(17,759)
Deferred income tax provision	14,000	16,971
Proceeds from sales of loans held for sale	402,463	801,767
Purchases and originations of loans held for sale	(394,266)	(761,540)
Originations and sales of mortgage servicing rights, net	(5,179)	(10,661)
Increase in bank-owned life insurance	(2,337)	(334)
Net (increase) decrease in other assets	(99)	9,034
Net decrease in other liabilities	(15,827)	(3,064)
Other operating activities, net	10,151	2,600
Net cash provided by operating activities	91,146	105,483

Investing Activities
Proceeds from calls and maturities of securities held to maturity	39,903	6,905
Proceeds from calls and maturities of securities available for sale	166,089	482,993
Proceeds from sales of securities available for sale	26,274	67,558
Purchases of securities held to maturity	(25,252)	(35,045)
Purchases of securities available for sale	(360,703)	(950,009)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	2,253	(823)
Net (increase) decrease in loans	(256,722)	113,671
Purchases of premises and equipment	(6,132)	(7,562)
Proceeds from sales of premises and equipment	4,632	10
Proceeds from sales of other real estate	21,672	17,060
Net cash received in business combination	-	89,037
Net cash used in investing activities	(387,986)	(216,205)

Financing Activities
Net increase in deposits	464	180,821
Net increase in federal funds purchased and securities sold under repurchase agreements	307,729	85,192
Net decrease in short-term borrowings	(1,673)	(19,596)
Payments on long-term FHLB advances	(109)	(229)
Redemption of junior subordinated debt securities	-	(33,000)
Common stock dividends	(31,224)	(31,108)
Common stock issued-net, long-term incentive plans	(795)	(568)
Excess tax expense from stock-based compensation arrangements	(353)	(747)
Net cash provided by financing activities	274,039	180,765

(Decrease) Increase in cash and cash equivalents	(22,801)	70,043
Cash and cash equivalents at beginning of period	345,761	231,489
Cash and cash equivalents at end of period	$322,960	$301,532

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 207 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Treasury securities	$100	$-	$-	$100	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	117,890	851	(1,252)	117,489	-	-	-	-
Issued by U.S. Government sponsored agencies	40,706	158	(16)	40,848	100,563	2,201	-	102,764
Obligations of states and political subdivisions	164,581	6,710	(62)	171,229	65,193	3,674	-	68,867
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	12,955	554	(17)	13,492	13,959	367	(2)	14,324
Issued by FNMA and FHLMC	219,987	5,304	(62)	225,229	12,165	267	-	12,432
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,542,274	14,703	(13,358)	1,543,619	822,444	3,092	(3,208)	822,328
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	221,221	8,083	(21)	229,283	142,466	1,092	(1,402)	142,156
Asset-backed securities and structured financial products	34,150	992	-	35,142	-	-	-	-
Total	$2,353,864	$37,355	$(14,788)	$2,376,431	$1,156,790	$10,693	$(4,612)	$1,162,871

December 31, 2013
U.S. Treasury securities	$501	$1	$-	$502	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	129,653	1,125	(1,485)	129,293	-	-	-	-
Issued by U.S. Government sponsored agencies	40,681	19	(521)	40,179	100,159	-	(1,580)	98,579
Obligations of states and political subdivisions	165,810	6,243	(315)	171,738	65,987	2,806	(281)	68,512
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,099	459	(84)	14,474	9,433	142	(72)	9,503
Issued by FNMA and FHLMC	239,880	3,147	(1,909)	241,118	12,724	30	(162)	12,592
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,300,375	12,459	(22,093)	1,290,741	837,393	-	(15,072)	822,321
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	235,317	7,278	(423)	242,172	143,032	85	(3,791)	139,326
Asset-backed securities and structured financial products	62,689	1,248	-	63,937	-	-	-	-
Total	$2,189,005	$31,979	$(26,830)	$2,194,154	$1,168,728	$3,063	$(20,958)	$1,150,833

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2014, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $43.6 million ($26.9 million, net of tax).

During the first quarter of 2014, Trustmark sold its remaining $25.9 million of Collateralized Loan Obligations (CLO) generating a net gain of $389 thousand. These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item in the table shown above.

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2014	Fair Value	(Losses)	Fair Value	(Losses)	Fair Value	(Losses)
U.S. Government agency obligations
Issued by U.S. Government agencies	$57,066	$(561)	$14,188	$(691)	$71,254	$(1,252)
Issued by U.S. Government sponsored agencies	-	-	9,962	(16)	9,962	(16)
Obligations of states and political subdivisions	804	(1)	6,488	(61)	7,292	(62)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	4,462	(14)	726	(5)	5,188	(19)
Issued by FNMA and FHLMC	10,606	(62)	-	-	10,606	(62)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	765,676	(4,909)	417,328	(11,657)	1,183,004	(16,566)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,181	(232)	63,245	(1,191)	92,426	(1,423)
Total	$867,795	$(5,779)	$511,937	$(13,621)	$1,379,732	$(19,400)

December 31, 2013
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,908	$(1,485)	$-	$-	$68,908	$(1,485)
Issued by U.S. Government sponsored agencies	138,478	(2,101)	-	-	138,478	(2,101)
Obligations of states and political subdivisions	55,963	(586)	796	(10)	56,759	(596)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,732	(155)	161	(1)	14,893	(156)
Issued by FNMA and FHLMC	118,466	(2,071)	-	-	118,466	(2,071)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,534,381	(36,750)	23,458	(415)	1,557,839	(37,165)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	177,412	(4,214)	-	-	177,412	(4,214)
Total	$2,108,340	$(47,362)	$24,415	$(426)	$2,132,755	$(47,788)

The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2014.  There were no other-than-temporary impairments for the six months ended June 30, 2014 and 2013.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2014	2013	2014	2013
Proceeds from calls and sales of securities	$-	$29,031	$26,274	$64,778
Gross realized gains	-	174	389	393
Gross realized (losses)	-	-	-	(15)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2014, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$15,950	$16,110	$3,195	$3,231
Due after one year through five years	129,812	134,492	12,282	13,130
Due after five years through ten years	90,308	93,261	134,508	138,863
Due after ten years	121,357	120,945	15,771	16,407
	357,427	364,808	165,756	171,631
Mortgage-backed securities	1,996,437	2,011,623	991,034	991,240
Total	$2,353,864	$2,376,431	$1,156,790	$1,162,871

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	June 30, 2014	December 31, 2013
Loans secured by real estate:
Construction, land development and other land loans	$531,651	$596,889
Secured by 1-4 family residential properties	1,581,859	1,485,564
Secured by nonfarm, nonresidential properties	1,544,516	1,415,139
Other	250,383	189,362
Commercial and industrial loans	1,250,146	1,157,614
Consumer loans	165,372	165,308
Other loans	863,073	789,005
LHFI	6,187,000	5,798,881
Less allowance for loan losses, LHFI	66,648	66,448
Net LHFI	$6,120,352	$5,732,433

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2014, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At June 30, 2014 and December 31, 2013, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $71.1 million and $65.2 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended June 30, 2014 and 2013.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At June 30, 2014 and December 31, 2013, specifically evaluated impaired LHFI totaled $30.5 million and $31.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $1.8 million and $2.2 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired, the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $55 thousand and $1.6 million for the first six months of 2014 and 2013, respectively.  Provision recapture on specifically evaluated impaired LFHI totaled $1.4 million and $2.7 million for the first six months of 2014 and 2013, respectively.

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

At June 30, 2014 and December 31, 2013, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $40.6 million and $33.7 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $4.3 million and $3.0 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$21,142	$510,509	$531,651
Secured by 1-4 family residential properties	23,403	1,558,456	1,581,859
Secured by nonfarm, nonresidential properties	18,659	1,525,857	1,544,516
Other	1,233	249,150	250,383
Commercial and industrial loans	5,762	1,244,384	1,250,146
Consumer loans	107	165,265	165,372
Other loans	812	862,261	863,073
Total	$71,118	$6,115,882	$6,187,000

	December 31, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land loans	$13,327	$583,562	$596,889
Secured by 1-4 family residential properties	21,603	1,463,961	1,485,564
Secured by nonfarm, nonresidential properties	21,809	1,393,330	1,415,139
Other	1,327	188,035	189,362
Commercial and industrial loans	6,286	1,151,328	1,157,614
Consumer loans	151	165,157	165,308
Other loans	735	788,270	789,005
Total	$65,238	$5,733,643	$5,798,881

At June 30, 2014 and December 31, 2013, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	June 30, 2014
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment

Loans secured by real estate:
Construction, land development and other land loans	$27,637	$8,992	$12,150	$21,142	$2,895	$17,235
Secured by 1-4 family residential properties	28,467	1,811	21,592	23,403	308	22,503
Secured by nonfarm, nonresidential properties	21,436	14,553	4,106	18,659	1,642	20,234
Other	1,489	-	1,233	1,233	53	1,280
Commercial and industrial loans	8,143	3,094	2,668	5,762	884	6,024
Consumer loans	199	-	107	107	-	129
Other loans	952	-	812	812	259	774
Total	$88,323	$28,450	$42,668	$71,118	$6,041	$68,179

	December 31, 2013
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land loans	$24,350	$9,817	$3,510	$13,327	$989	$20,216
Secured by 1-4 family residential properties	26,541	3,095	18,508	21,603	191	24,359
Secured by nonfarm, nonresidential properties	24,879	10,225	11,584	21,809	2,307	20,049
Other	1,375	-	1,327	1,327	122	2,641
Commercial and industrial loans	8,702	2,506	3,780	6,286	1,253	5,513
Consumer loans	286	-	151	151	2	255
Other loans	849	-	735	735	317	767
Total	$86,982	$25,643	$39,595	$65,238	$5,181	$73,800

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

At June 30, 2014, December 31, 2013 and June 30, 2013, LHFI classified as TDRs totaled $12.6 million, $14.8 million and $19.3 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $8.4 million, $11.1 million and $15.0 million, respectively.  The remaining TDRs at June 30, 2014, December 31, 2013 and June 30, 2013 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.5 million, $1.6 million and $2.2 million at the end of each respective period.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $55 thousand and $429 thousand for the six months ended June 30, 2014 and 2013, respectively.

The following table illustrates the impact of modifications classified as TDRs for the three and six months ended June 30, 2014 and 2013 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended June 30,
	2014			2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	4	$278	$273	3	$131	$133

	Six Months Ended June 30,
	2014			2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	14	$981	$967	5	$380	$326
Secured by nonfarm, nonresidential properties	-	-	-	1	952	952
Commercial and industrial	-	-	-	2	944	937
Other loans	-	-	-	1	2,490	2,490
Total	14	$981	$967	9	$4,766	$4,705

	Six Months Ended June 30,
	2014		2013
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	-	$-	1	$10
Secured by 1-4 family residential properties	1	108	15	1,088
Total	1	$108	16	$1,098

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

The following tables detail LHFI classified as TDRs by loan type for the periods presented ($ in thousands):

	June 30, 2014
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$4,521	$4,521
Secured by 1-4 family residential properties	1,543	3,873	5,416
Secured by nonfarm, nonresidential properties	-	1,979	1,979
Other loans secured by real estate	-	159	159
Commercial and industrial	-	531	531
Total Troubled Debt Restructurings by Type	$1,543	$11,063	$12,606

	December 31, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$6,247	$6,247
Secured by 1-4 family residential properties	1,320	4,201	5,521
Secured by nonfarm, nonresidential properties	-	2,292	2,292
Other loans secured by real estate	-	167	167
Commercial and industrial	-	549	549
Total Troubled Debt Restructurings by Type	$1,320	$13,456	$14,776

	June 30, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$229	$9,322	$9,551
Secured by 1-4 family residential properties	1,263	5,275	6,538
Secured by nonfarm, nonresidential properties	-	2,419	2,419
Other loans secured by real estate	-	178	178
Commercial and industrial	-	575	575
Total Troubled Debt Restructurings by Type	$1,492	$17,769	$19,261

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark’s Credit Quality Review Committee meets monthly and performs a detailed review and evaluation of all loans of $100 thousand or more that are either delinquent thirty days or more or on nonaccrual.  This review includes recommendations regarding risk ratings, accrual status, charge-offs and appropriate servicing officer as well as evaluation of problem credits for determination of troubled debt restructurings.  In addition, on a quarterly basis the Committee reviews and modifies continuous action plans for all credits rated seven or worse for relationships of $100 thousand or more.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014
	Commercial LHFI
Loans secured by real estate:	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Construction, land development and other land loans	$426,213	$3,321	$44,726	$143	$474,403
Secured by 1-4 family residential properties	125,513	1,500	7,069	181	134,263
Secured by nonfarm, nonresidential properties	1,459,068	5,988	78,187	293	1,543,536
Other	240,816	-	6,722	-	247,538
Commercial and industrial loans	1,195,331	22,591	30,694	1,520	1,250,136
Consumer loans	297	-	-	-	297
Other loans	841,860	7,798	6,707	540	856,905
	$4,289,098	$41,198	$174,105	$2,677	$4,507,078

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$56,804	$258	$54	$132	$57,248	$531,651
Secured by 1-4 family residential properties	1,413,308	12,423	1,728	20,137	1,447,596	1,581,859
Secured by nonfarm, nonresidential properties	980	-	-	-	980	1,544,516
Other	2,845	-	-	-	2,845	250,383
Commercial and industrial loans	9	-	1	-	10	1,250,146
Consumer loans	163,360	1,456	153	106	165,075	165,372
Other loans	6,168	-	-	-	6,168	863,073
	$1,643,474	$14,137	$1,936	$20,375	$1,679,922	$6,187,000

	December 31, 2013
	Commercial LHFI
Loans secured by real estate:	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Construction, land development and other land loans	$493,380	$4,383	$47,610	$318	$545,691
Secured by 1-4 family residential properties	119,640	479	7,839	110	128,068
Secured by nonfarm, nonresidential properties	1,313,470	12,620	87,203	399	1,413,692
Other	178,951	-	6,756	235	185,942
Commercial and industrial loans	1,099,429	18,771	37,209	2,187	1,157,596
Consumer loans	496	-	-	-	496
Other loans	777,395	60	4,126	669	782,250
	$3,982,761	$36,313	$190,743	$3,918	$4,213,735

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$50,850	$131	$-	$217	$51,198	$596,889
Secured by 1-4 family residential properties	1,327,624	8,937	2,996	17,939	1,357,496	1,485,564
Secured by nonfarm, nonresidential properties	1,439	8	-	-	1,447	1,415,139
Other	3,418	2	-	-	3,420	189,362
Commercial and industrial loans	13	5	-	-	18	1,157,614
Consumer loans	162,348	2,012	302	150	164,812	165,308
Other loans	6,755	-	-	-	6,755	789,005
	$1,552,447	$11,095	$3,298	$18,306	$1,585,146	$5,798,881

Past Due LHFI and LHFS

LHFI past due 90 days or more totaled $1.9 million and $3.3 million at June 30, 2014 and December 31, 2013, respectively.  The following tables provide an aging analysis of past due and nonaccrual LHFI by class at June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land loans	$1,797	$53	$1,850	$21,142	$508,659	$531,651
Secured by 1-4 family residential properties	13,151	1,729	14,880	23,403	1,543,576	1,581,859
Secured by nonfarm, nonresidential properties	2,990	1	2,991	18,659	1,522,866	1,544,516
Other	129	-	129	1,233	249,021	250,383
Commercial and industrial loans	2,781	-	2,781	5,762	1,241,603	1,250,146
Consumer loans	1,456	152	1,608	107	163,657	165,372
Other loans	75	-	75	812	862,186	863,073
Total	$22,379	$1,935	$24,314	$71,118	$6,091,568	$6,187,000
(1) - Past due 90 days or more but still accruing interest.

	December 31, 2013
	Past Due
		90 Days			Current
	30-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land loans	$923	$-	$923	$13,327	$582,639	$596,889
Secured by 1-4 family residential properties	9,437	2,996	12,433	21,603	1,451,528	1,485,564
Secured by nonfarm, nonresidential properties	2,044	-	2,044	21,809	1,391,286	1,415,139
Other	5	-	5	1,327	188,030	189,362
Commercial and industrial loans	1,007	-	1,007	6,286	1,150,321	1,157,614
Consumer loans	2,012	302	2,314	151	162,843	165,308
Other loans	17	-	17	735	788,253	789,005
Total	$15,445	$3,298	$18,743	$65,238	$5,714,900	$5,798,881

(1) - Past due 90 days or more but still accruing interest.

LHFS past due 90 days or more totaled $21.8 million and $21.5 million at June 30, 2014 and December 31, 2013, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2014.  During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in mortgage banking, net for the first six months of 2013.

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

During the second quarter 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI to incorporate the use of consumer credit bureau scores developed and provided by an independent third party.  The credit bureau scores reflect the customer’s historical willingness and ability to service their debt.  These credit bureau scores are monitored on an ongoing basis and represent a consumer’s credit payment history with all of their creditors including their repayment performance with Trustmark.  The implementation of this consumer qualitative factor will allow Trustmark to better monitor shifts in risk that are represented in the retail portfolio and ensure that it is reflective in the allowance for loan loss calculation.  An additional provision of approximately $1.4 million was recorded in the second quarter of 2014 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.

The resulting ratings from the individual factors are weighted and summed to establish the weighted-average qualitative factor of a specific loan portfolio.  This weighted-average qualitative factor is then applied over the six loan pools.

Changes in the allowance for loan losses, LHFI were as follows ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at January 1,	$66,448	$78,738
Loans charged-off	(6,836)	(6,356)
Recoveries	7,490	8,257
Net recoveries	654	1,901
Provision for loan losses, LHFI	(454)	(7,814)
Balance at June 30,	$66,648	$72,825

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at June 30, 2014 and 2013 ($ in thousands):

	2014
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	June 30,
Loans secured by real estate:
Construction, land development and other land loans	$13,165	$(76)	$3,217	$(5,271)	$11,035
Secured by 1-4 family residential properties	9,633	(1,634)	255	2,200	10,454
Secured by nonfarm, nonresidential properties	19,672	(240)	94	(942)	18,584
Other	2,080	(262)	-	645	2,463
Commercial and industrial loans	15,522	(1,656)	286	2,788	16,940
Consumer loans	2,405	(883)	1,973	(1,161)	2,334
Other loans	3,971	(2,085)	1,665	1,287	4,838
Total allowance for loan losses, LHFI	$66,448	$(6,836)	$7,490	$(454)	$66,648

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$2,895	$8,140	$11,035
Secured by 1-4 family residential properties	308	10,146	10,454
Secured by nonfarm, nonresidential properties	1,642	16,942	18,584
Other	53	2,410	2,463
Commercial and industrial loans	884	16,056	16,940
Consumer loans	-	2,334	2,334
Other loans	259	4,579	4,838
Total allowance for loan losses, LHFI	$6,041	$60,607	$66,648

	2013
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	June 30,
Loans secured by real estate:
Construction, land development and other land loans	$21,838	$(412)	$1,462	$(6,424)	$16,464
Secured by 1-4 family residential properties	12,957	(532)	213	(2,697)	9,941
Secured by nonfarm, nonresidential properties	21,096	(434)	26	(996)	19,692
Other	2,197	(891)	30	240	1,576
Commercial and industrial loans	14,319	(658)	2,135	1,755	17,551
Consumer loans	3,087	(1,139)	2,505	(1,602)	2,851
Other loans	3,244	(2,290)	1,886	1,910	4,750
Total allowance for loan losses, LHFI	$78,738	$(6,356)	$8,257	$(7,814)	$72,825

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$1,527	$14,937	$16,464
Secured by 1-4 family residential properties	583	9,358	9,941
Secured by nonfarm, nonresidential properties	1,936	17,756	19,692
Other	38	1,538	1,576
Commercial and industrial loans	6,273	11,278	17,551
Consumer loans	2	2,849	2,851
Other loans	331	4,419	4,750
Total allowance for loan losses, LHFI	$10,690	$62,135	$72,825

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	June 30, 2014		December 31, 2013
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land loans	$75,353	$2,130	$98,928	$2,363
Secured by 1-4 family residential properties	133,191	14,565	157,914	16,416
Secured by nonfarm, nonresidential properties	226,967	8,831	287,136	10,945
Other	30,918	2,376	33,948	2,644
Commercial and industrial loans	114,212	336	149,495	394
Consumer loans	14,733	-	18,428	119
Other loans	21,537	1,390	24,141	1,335
Acquired loans	616,911	29,628	769,990	34,216
Less allowance for loan losses, acquired loans	9,770	1,409	7,249	2,387
Net acquired loans	$607,141	$28,219	$762,741	$31,829

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

The following table presents the adjusted fair value of loans acquired as of the date of the BancTrust acquisition ($ in thousands):

At acquisition date:	February 15, 2013
Contractually required principal and interest	$1,256,669
Nonaccretable difference	201,324
Cash flows expected to be collected	1,055,345
Accretable yield	98,394
FASB ASC Topic 310-20 discount	12,716
Fair value of loans at acquisition	$944,235

The following tables present changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2013	$72,942	$6,696	$45,391	$2,460
Loans acquired (2)	790,335	153,900	-	-
Accretion to interest income	35,538	2,628	5,150	159
Payments received, net	(229,618)	(39,281)	(18,976)	(819)
Other	(24,177)	(858)	(3,202)	(137)
Less change in allowance for loan losses, acquired loans	(5,364)	-	1,803	-
Carrying value, net at December 31, 2013	639,656	123,085	30,166	1,663
Accretion to interest income	23,471	1,059	2,047	1
Payments received, net	(132,343)	(28,529)	(5,032)	162
Other	(16,385)	(352)	(1,282)	(484)
Less change in allowance for loan losses, acquired loans	(2,141)	(380)	978	-
Carrying value, net at June 30, 2014	$512,258	$94,883	$26,877	$1,342

(1)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2)	Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

Under FASB ASC Topic 310-30, the accretable yield is the excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  The following table presents changes in the accretable yield for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Accretable yield at January 1,	$(109,006)	$(26,383)
Additions due to acquisition (1)	-	(98,394)
Accretion to interest income	25,518	16,639
Disposals	10,791	7,196
Reclassification to / (from) nonaccretable difference (2)	(20,094)	(5,180)
Accretable yield at June 30,	$(92,791)	$(106,122)

(1)	Accretable yield on loans acquired from BancTrust on February 15, 2013, adjusted for measurement period adjustments.
(2)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	3,899	(52)	3,847
Loans charged-off	(2,152)	(865)	(3,017)
Recoveries	774	(61)	713
Net charge-offs	(1,378)	(926)	(2,304)
Balance at June 30, 2014	$9,770	$1,409	$11,179

	Noncovered	Covered	Total
Balance at January 1, 2013	$1,885	$4,190	$6,075
Provision for loan losses, acquired loans	(94)	(1,328)	(1,422)
Loans charged-off	(2,142)	(302)	(2,444)
Recoveries	463	18	481
Net charge-offs	(1,679)	(284)	(1,963)
Balance at June 30, 2013	$112	$2,578	$2,690

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land loans	$31,679	$1,222	$30,426	$7,246	$70,573
Secured by 1-4 family residential properties	31,824	1,313	14,936	210	48,283
Secured by nonfarm, nonresidential properties	170,322	5,941	48,999	1,705	226,967
Other	26,584	885	3,143	284	30,896
Commercial and industrial loans	90,148	510	19,476	4,078	114,212
Consumer loans	-	-	-	-	-
Other loans	19,201	-	939	1,352	21,492
Total noncovered loans	369,758	9,871	117,919	14,875	512,423

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	252	-	1,320	401	1,973
Secured by 1-4 family residential properties	1,384	260	1,263	-	2,907
Secured by nonfarm, nonresidential properties	4,737	99	3,347	-	8,183
Other	832	121	713	2	1,668
Commercial and industrial loans	164	26	146	-	336
Consumer loans	-	-	-	-	-
Other loans	250	-	455	685	1,390
Total covered loans	7,619	506	7,244	1,088	16,457
Total acquired loans	$377,377	$10,377	$125,163	$15,963	$528,880

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land loans	$4,409	$58	$313	$-	$4,780	$75,353
Secured by 1-4 family residential properties	79,241	2,706	2,882	79	84,908	133,191
Secured by nonfarm, nonresidential properties	-	-	-	-	-	226,967
Other	22	-	-	-	22	30,918
Commercial and industrial loans	-	-	-	-	-	114,212
Consumer loans	14,385	341	7	-	14,733	14,733
Other loans	45	-	-	-	45	21,537
Total noncovered loans	98,102	3,105	3,202	79	104,488	616,911

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	143	14	-	-	157	2,130
Secured by 1-4 family residential properties	10,881	527	245	5	11,658	14,565
Secured by nonfarm, nonresidential properties	473	-	175	-	648	8,831
Other	675	33	-	-	708	2,376
Commercial and industrial loans	-	-	-	-	-	336
Consumer loans	-	-	-	-	-	-
Other loans	-	-	-	-	-	1,390
Total covered loans	12,172	574	420	5	13,171	29,628
Total acquired loans	$110,274	$3,679	$3,622	$84	$117,659	$646,539

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

	December 31, 2013
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land loans	$39,075	$2,506	$42,486	$8,445	$92,512
Secured by 1-4 family residential properties	33,810	2,983	17,422	538	54,753
Secured by nonfarm, nonresidential properties	184,594	9,027	88,952	4,563	287,136
Other	28,156	1,437	4,071	184	33,848
Commercial and industrial loans	116,818	2,248	24,084	6,039	149,189
Consumer loans	21	-	-	-	21
Other loans	21,881	-	882	1,306	24,069
Total noncovered loans	424,355	18,201	177,897	21,075	641,528

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	228	-	1,126	771	2,125
Secured by 1-4 family residential properties	1,629	430	1,798	-	3,857
Secured by nonfarm, nonresidential properties	5,446	109	4,723	-	10,278
Other	832	134	717	2	1,685
Commercial and industrial loans	254	28	112	-	394
Consumer loans	-	-	-	-	-
Other loans	271	-	414	646	1,331
Total covered loans	8,660	701	8,890	1,419	19,670
Total acquired loans	$433,015	$18,902	$186,787	$22,494	$661,198

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land loans	$5,813	$108	$495	$-	$6,416	$98,928
Secured by 1-4 family residential properties	95,987	3,599	3,466	109	103,161	157,914
Secured by nonfarm, nonresidential properties	-	-	-	-	-	287,136
Other	100	-	-	-	100	33,948
Commercial and industrial loans	306	-	-	-	306	149,495
Consumer loans	18,076	239	92	-	18,407	18,428
Other loans	72	-	-	-	72	24,141
Total noncovered loans	120,354	3,946	4,053	109	128,462	769,990

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land loans	133	77	28	-	238	2,363
Secured by 1-4 family residential properties	11,179	428	952	-	12,559	16,416
Secured by nonfarm, nonresidential properties	495	-	172	-	667	10,945
Other	617	342	-	-	959	2,644
Commercial and industrial loans	-	-	-	-	-	394
Consumer loans	119	-	-	-	119	119
Other loans	4	-	-	-	4	1,335
Total covered loans	12,547	847	1,152	-	14,546	34,216
Total acquired loans	$132,901	$4,793	$5,205	$109	$143,008	$804,206

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

At June 30, 2014 and December 31, 2013, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At June 30, 2014, approximately $1.2 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $2.4 million of acquired loans at December 31, 2013.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by class at June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	$1,281	$24,606	$25,887	$270	$49,196	$75,353
Secured by 1-4 family residential properties	3,754	6,171	9,925	85	123,181	133,191
Secured by nonfarm, nonresidential properties	3,997	12,690	16,687	161	210,119	226,967
Other	870	703	1,573	29	29,316	30,918
Commercial and industrial loans	942	1,461	2,403	527	111,282	114,212
Consumer loans	341	7	348	-	14,385	14,733
Other loans	-	87	87	-	21,450	21,537
Total noncovered loans	11,185	45,725	56,910	1,072	558,929	616,911

Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	284	608	892	-	1,238	2,130
Secured by 1-4 family residential properties	658	371	1,029	5	13,531	14,565
Secured by nonfarm, nonresidential properties	-	431	431	-	8,400	8,831
Other	33	302	335	-	2,041	2,376
Commercial and industrial loans	9	40	49	77	210	336
Consumer loans	-	-	-	-	-	-
Other loans	455	685	1,140	-	250	1,390
Total covered loans	1,439	2,437	3,876	82	25,670	29,628
Total acquired loans	$12,624	$48,162	$60,786	$1,154	$584,599	$646,539

(1)	- Past due 90 days or more but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2013
	Past Due
		90 Days			Current	Total Acquired
	30-89 Days	or More (1)	Total	Nonaccrual (2)	Loans	Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land loans	$2,116	$31,744	$33,860	$67	$65,001	$98,928
Secured by 1-4 family residential properties	5,067	7,589	12,656	116	145,142	157,914
Secured by nonfarm, nonresidential properties	7,978	15,421	23,399	461	263,276	287,136
Other	40	1,922	1,962	33	31,953	33,948
Commercial and industrial loans	743	3,387	4,130	1,170	144,195	149,495
Consumer loans	239	92	331	-	18,097	18,428
Other loans	-	153	153	20	23,968	24,141
Total noncovered loans	16,183	60,308	76,491	1,867	691,632	769,990

Covered loans:
Loans secured by real estate:
Construction, land development and other land loans	87	553	640	445	1,278	2,363
Secured by 1-4 family residential properties	873	1,142	2,015	-	14,401	16,416
Secured by nonfarm, nonresidential properties	1,905	793	2,698	-	8,247	10,945
Other	710	2	712	-	1,932	2,644
Commercial and industrial loans	13	-	13	41	340	394
Consumer loans	-	-	-	-	119	119
Other loans	-	646	646	-	689	1,335
Total covered loans	3,588	3,136	6,724	486	27,006	34,216
Total acquired loans	$19,771	$63,444	$83,215	$2,353	$718,638	$804,206

(1)	- Past due 90 days or more but still accruing interest.
(2)	- Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

The activity in mortgage servicing rights (MSR) is detailed in the table below ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$67,834	$47,341
Origination of servicing assets	5,179	10,661
Change in fair value:
Due to market changes	(3,761)	7,594
Due to runoff	(4,203)	(5,216)
Balance at end of period	$65,049	$60,380

During the first six months of 2014 and 2013, Trustmark sold $397.9 million and $784.0 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $4.6 million for the first six months of 2014 compared to $17.8 million for the first six months of 2013.  Trustmark's mortgage loans serviced for others totaled $5.517 billion at June 30, 2014, compared with $5.461 billion at December 31, 2013.

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

The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2014 and 2013 were $300 thousand and $885 thousand, respectively.  During November 2013, Trustmark finalized its agreement with FNMA (the "Resolution Agreement") to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  At June 30, 2014 and December 31, 2013, the reserve for mortgage loan servicing putback expenses totaled $947 thousand and $1.1 million, respectively.

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

Note 7 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At June 30, 2014, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$106,539	$78,189
Additions (1)	24,601	60,511
Disposals	(20,827)	(16,564)
Writedowns	(3,343)	(4,424)
Balance at end of period	$106,970	$117,712

Gain (Loss), net on the sale of other real estate included in ORE/Foreclosure expense	$636	$(252)

(1) Additions as of June 30, 2013 included $40.1 million of other real estate acquired from BancTrust on February 15, 2013.

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2014	2013
Construction, land development and other land properties	$66,739	$65,273
1-4 family residential properties	12,133	14,696
Nonfarm, nonresidential properties	26,300	26,433
Other real estate properties	1,798	137
Total other real estate, excluding covered other real estate	$106,970	$106,539

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2014	2013
Alabama	$24,541	$25,912
Florida	43,207	34,480
Mississippi (1)	18,723	22,766
Tennessee (2)	12,073	12,892
Texas	8,426	10,489
Total other real estate, excluding covered other real estate	$106,970	$106,539

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the six months ended June 30, 2014 and 2013, changes and (losses) gains, net on covered other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$5,108	$5,741
Transfers from covered loans	218	1,162
FASB ASC 310-30 adjustment for the residual recorded investment	(39)	(470)
Net transfers from covered loans	179	692
Disposals	(632)	(672)
Writedowns	(783)	(614)
Balance at end of period	$3,872	$5,147

(Loss) Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(109)	$76

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2014	2013
Construction, land development and other land properties	$721	$733
1-4 family residential properties	1,403	1,981
Nonfarm, nonresidential properties	1,748	2,394
Total covered other real estate	$3,872	$5,108

Note 8 – FDIC Indemnification Asset

Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.0 million and $1.7 million at June 30, 2014 and December 31, 2013, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first six months of 2014 and 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first six months of 2014 included $1.1 million of amortization of the FDIC indemnification asset, compared to $41 thousand of accretion for the first six months of 2013, as a result of improvements in the expected cash flows and lower loss expectations.  During the first six months of 2014 and 2013, other noninterest income included a reduction of the FDIC indemnification asset of $561 thousand and $3.7 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

For the six months ended June 30, 2014 and 2013, changes in the FDIC indemnification asset were as follows ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$14,347	$21,774
(Amortization) Accretion	(1,127)	41
Transfers to FDIC claims	(1,761)	(608)
Change in expected cash flows	(293)	(3,740)
Change in FDIC true-up provision	(300)	(125)
Balance at end of period	$10,866	$17,342

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	June 30,	December 31,
	2014	2013
Noninterest-bearing demand deposits	$2,729,199	$2,663,503
Interest-bearing demand	1,805,921	1,923,701
Savings	3,225,382	2,997,294
Time	2,099,864	2,275,404
Total	$9,860,366	$9,859,902

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory defined benefit pension plan (Trustmark Capital Accumulation Plan), in which substantially all associates employed prior to 2007 participate.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  Plan benefits were frozen during 2009, with the exception of certain associates covered through plans obtained by acquisitions that were subsequently merged into the Trustmark plan.  Associates have not earned additional benefits, except for interest as required by Internal Revenue Service (IRS) regulations, since the plan was frozen.  Associates will retain their previously earned pension benefits.

As a result of the BancTrust acquisition on February 15, 2013, Trustmark acquired a qualified pension plan (BancTrust Pension Plan), which was frozen prior to the acquisition date.  On January 28, 2014, Trustmark's Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The IRS has been asked to review the BancTrust Pension Plan’s tax qualification at its termination, and it is anticipated that the IRS will issue a determination letter once its review is complete.   A termination notice has been filed with the Pension Benefit Guaranty Corporation (PBGC) and it is not anticipated that the PBGC will raise any issues with respect to the plan’s termination.   Plan assets of the BancTrust Pension Plan will continue to be held in trust until the termination distributions are made.  The termination of the BancTrust Pension Plan is not expected to have a material impact on net periodic pension cost between the plan termination date and the date final termination distributions are made.

The following table presents information regarding net periodic benefit cost for Trustmark’s qualified pension plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$125	$148	$249	$298
Interest cost	1,322	1,264	2,643	2,254
Expected return on plan assets	(1,560)	(2,059)	(3,118)	(3,600)
Recognized net loss due to settlement	375	525	750	525
Recognized net actuarial loss	736	1,374	1,472	2,768
Net periodic benefit cost	$998	$1,252	$1,996	$2,245

The range of potential contributions to Trustmark’s qualified pension plans is determined annually by the plans’ actuary in accordance with applicable IRS rules and regulations.  Trustmark's policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and are deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plans’ funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2014, the minimum required contribution for Trustmark’s qualified pension plans is expected to be $1.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$75	$149	$148	$298
Interest cost	548	484	1,102	968
Amortization of prior service cost	62	63	125	126
Recognized net actuarial loss	163	259	333	518
Net periodic benefit cost	$848	$955	$1,708	$1,910

Note 11 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  At June 30, 2014, no awards remain outstanding under the 1997 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

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

The following table summarizes the stock and incentive plans’ vesting periods and contractual terms in years:

	Vesting	Contractual
	Period	Term
Stock option awards - 1997 plan	4	10
Stock option awards - 2005 plan	5	7
Performance awards (includes acheivement shares for grants after 2013)	3	-
Achievement shares from performance grants prior to 2013	3	-
Time-vested awards	3	-

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended June 30, 2014
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	99,450	184,133	333,738
Granted	-	-	500
Exercised or released from restriction	-	-	(367)
Expired	(99,450)	-	-
Forfeited	-	-	(2,688)
Outstanding/Nonvested shares or units, end of period	-	184,133	331,183

	Six Months Ended June 30, 2014
	Stock	Performance	Time-Vested
	Options	Awards	Awards
Outstanding/Nonvested shares or units, beginning of period	105,450	160,520	291,634
Granted	-	73,726	104,190
Exercised or released from restriction	-	(38,580)	(60,706)
Expired	(105,450)	-	-
Forfeited	-	(11,533)	(3,935)
Outstanding/Nonvested shares or units, end of period	-	184,133	331,183

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense - Stock and Incentive plans:
Performance awards	$267	$187	$530	$398
Time-vested awards	777	665	1,705	1,476
Total	$1,044	$852	$2,235	$1,874

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.223 billion and $1.963 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At June 30, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $147.5 million and $164.0 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2014, the fair value of collateral held was $38.0 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano, on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit, and the motions to dismiss have been fully briefed by all parties.  The court has not yet ruled on TNB’s motion to dismiss.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (“OSIC”) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  The court has not yet ruled on TNB’s motion to dismiss the OSIC’s claims.

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

TNB was the defendant in two putative class actions challenging TNB’s practices regarding "overdraft" or "non-sufficient funds" fees charged by TNB in connection with customer use of debit cards, including TNB’s order of processing transactions, notices and calculations of charges, and calculations of fees.  Both of those cases have now been dismissed pursuant to a court-approved class action settlement.  The period has ended in which any party could appeal the order approving the settlement.

The settlement of $4.0 million, or $2.5 million net of taxes, was included in other noninterest expense for the quarter ended June 30, 2013.  The Settlement Administrator has begun distributing the settlement funds.  The settlement resolved potential claims of more than 100,000 class members.  A total of sixteen customers excluded themselves from the class action settlement.  None of those customers have subsequently asserted any claim or made demands on TNB due to overdraft or non-sufficient funds fees.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic shares	67,440	67,163	67,425	66,576
Dilutive shares	143	181	142	173
Diluted shares	67,583	67,344	67,567	66,749

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Weighted-average antidilutive stock awards	21	374	63	434

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Income taxes paid	$12,915	$13,920
Interest expense paid on deposits and borrowings	11,780	12,580
Noncash transfers from loans to other real estate (1)	24,780	20,700
Assets acquired in business combinations	-	1,849,929
Liabilities assumed in business combinations	-	1,821,066

(1)	Includes transfers from covered loans to covered other real estate.

Note 15 – Shareholders' Equity

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of June 30, 2014, Trustmark and TNB exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2014.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2014, which Management believes have affected Trustmark’s or TNB's present classification.

Trustmark's and TNB's actual regulatory capital amounts and ratios are presented in the table below ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At June 30, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,188,748	14.54%	$654,050	8.00%	n/	a	n/	a
Trustmark National Bank	1,165,481	14.28%	652,784	8.00%	$815,981		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,090,953	13.34%	$327,025	4.00%	n/	a	n/	a
Trustmark National Bank	1,069,227	13.10%	326,392	4.00%	$489,588		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,090,953	9.43%	$462,861	4.00%	n/	a	n/	a
Trustmark National Bank	1,069,227	9.25%	462,214	4.00%	$577,767		5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831		5.00%

Accumulated Other Comprehensive Loss

The following table presents the components of other comprehensive income (loss) and the related tax effects allocated to each component for the six months ended June 30, 2014 and 2013 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to settlement and recognized net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Six Months Ended June 30, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$17,807	$(6,811)	$10,996
Reclassification adjustment for net gains realized in net income	(389)	149	(240)
Change in net unrealized holding loss on securities transferred to held to maturity	2,806	(1,073)	1,733
Total securities available for sale and transferred securities	20,224	(7,735)	12,489
Pension and other postretirement benefit plans:
Net change in prior service costs	125	(48)	77
Recognized net loss due to settlement	750	(287)	463
Recognized net actuarial loss	1,805	(690)	1,115
Total pension and other postretirement benefit plans	2,680	(1,025)	1,655
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(1,571)	601	(970)
Total other comprehensive income	$21,333	$(8,159)	$13,174

Six Months Ended June 30, 2013:
Securities available for sale:
Unrealized holding losses arising during the period	$(69,854)	$26,719	$(43,135)
Reclassification adjustment for net gains realized in net income	(378)	145	(233)
Total securities available for sale	(70,232)	26,864	(43,368)
Pension and other postretirement benefit plans:
Net change in prior service costs	126	(48)	78
Recognized net loss due to settlement	525	(201)	324
Recognized net actuarial loss	3,286	(1,257)	2,029
Total pension and other postretirement benefit plans	3,937	(1,506)	2,431
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	2,355	(901)	1,454
Total other comprehensive loss	$(63,940)	$24,457	$(39,483)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods ended June 30, 2014 and 2013 ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2014	$(25,462)	$(19,793)	$1,524	$(43,731)
Other comprehensive income (loss) before reclassification	12,729	1,655	(970)	13,414
Amounts reclassified from accumulated other comprehensive income	(240)	-	-	(240)
Net other comprehensive income (loss)	12,489	1,655	(970)	13,174
Balance at June 30, 2014	$(12,973)	$(18,138)	$554	$(30,557)

Balance at January 1, 2013	$44,935	$(41,540)	$-	$3,395
Other comprehensive (loss) income before reclassification	(43,135)	2,431	1,454	(39,250)
Amounts reclassified from accumulated other comprehensive income	(233)	-	-	(233)
Net other comprehensive (loss) income	(43,368)	2,431	1,454	(39,483)
Balance at June 30, 2013	$1,567	$(39,109)	$1,454	$(36,088)

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2014 and the year ended December 31, 2013.

	June 30, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$-	$100	$-
U.S. Government agency obligations	158,337	-	158,337	-
Obligations of states and political subdivisions	171,229	-	171,229	-
Mortgage-backed securities	2,011,623	-	2,011,623	-
Asset-backed securities and structured financial products	35,142	-	35,142	-
Securities available for sale	2,376,431	-	2,376,431	-
Loans held for sale	142,103	-	142,103	-
Mortgage servicing rights	65,049	-	-	65,049
Other assets - derivatives	6,036	(491)	4,318	2,209
Other liabilities - derivatives	6,203	500	5,703	-

	December 31, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$502	$-	$502	$-
U.S. Government agency obligations	169,472	-	169,472	-
Obligations of states and political subdivisions	171,738	-	171,738	-
Mortgage-backed securities	1,788,505	-	1,788,505	-
Asset-backed securities and structured financial products	63,937	-	63,937	-
Securities available for sale	2,194,154	-	2,194,154	-
Loans held for sale	149,169	-	149,169	-
Mortgage servicing rights	67,834	-	-	67,834
Other assets - derivatives	4,994	(2,579)	7,447	126
Other liabilities - derivatives	3,298	581	2,717	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended June 30, 2014 and 2013 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2014	$67,834	$126
Total net (losses) gains included in Mortgage banking, net (1)	(7,964)	2,493
Additions	5,179	-
Sales	-	(410)
Balance, June 30, 2014	$65,049	$2,209

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2014	$(3,761)	$(594)

Balance, January 1, 2013	$47,341	$2,284
Total net gains included in net income (1)	2,378	4,709
Additions	10,661	-
Sales	-	(6,646)
Balance, June 30, 2013	$60,380	$347

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2013	$7,594	$(60)

(1)	Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2014, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2014, Trustmark had outstanding balances of $30.5 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $31.6 million at December 31, 2013.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At June 30, 2014, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $24.6 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2014 compared with $60.5 million for the same period in 2013.  Foreclosed assets measured at fair value upon initial recognition for the six months ended June 30, 2013 included $40.1 million of other real estate acquired from BancTrust.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $6.7 million and $2.7 million for the first six months of 2014 and 2013, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $25.9 million of foreclosed assets were remeasured during the first six months of 2014, requiring write-downs of $3.3 million to reach their current fair values compared to $28.3 million of foreclosed assets that were remeasured during the first six months of 2013, requiring write-downs of $4.4 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013, are as follows ($ in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$327,960	$327,960	$353,014	$353,014
Securities held to maturity	1,156,790	1,162,871	1,168,728	1,150,833
Level 3 Inputs:
Net LHFI	6,120,352	6,158,557	5,732,433	5,787,408
Net acquired loans	635,360	635,360	794,570	794,570
FDIC indemnification asset	10,866	10,866	14,347	14,347

Financial Liabilities:
Level 2 Inputs:
Deposits	9,860,366	9,865,144	9,859,902	9,866,118
Short-term liabilities	620,543	620,543	317,972	317,972
Long-term FHLB advances	8,236	8,254	8,458	8,474
Subordinated notes	49,920	53,759	49,904	53,387
Junior subordinated debt securities	61,856	43,299	61,856	40,206

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at June 30, 2014 and December 31, 2013.

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The ineffective portion of changes in the fair value of the forward sales contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $211.6 million at June 30, 2014, with a negative valuation adjustment of $2.4 million, compared to $155.8 million, with a positive valuation adjustment of $1.9 million as of December 31, 2013.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2014.  The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive loss totaled $554 thousand at June 30, 2014 compared to $1.5 million at December 31, 2013.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $403 thousand will be reclassified as an increase to interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $546 thousand and $121 thousand for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the impact was a net positive ineffectiveness of $2.4 million and $1.4 million, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $137.1 million at June 30, 2014, with a positive valuation adjustment of $2.2 million, compared to $58.5 million, with a positive valuation adjustment of $126 thousand as of December 31, 2013.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $342.5 million related to this program, compared to $355.9 million as of December 31, 2013.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $989 thousand compared to $508 thousand as of December 31, 2013.  As of June 30, 2014, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of June 30, 2014 and December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.4 million and $19.7 million, respectively.  The fair values of these risk participation agreements were immaterial at June 30, 2014 and December 31, 2013.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30,	December 31,
	2014	2013
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$897	$2,469
Forward contracts included in other liabilities	2,388	(1,911)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(558)	$(2,662)
Exchange traded purchased options included in other assets	67	83
OTC written options (rate locks) included in other assets	2,209	126
Interest rate swaps included in other assets	3,402	4,962
Credit risk participation agreements included in other assets	19	16
Exchange traded written options included in other liabilities	500	581
Interest rate swaps included in other liabilities	3,315	4,628

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in hedging relationships
Amount of gain recognized in mortgage banking, net	$2,269	$10,933	$4,299	$10,867

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$4,977	$(7,935)	$8,253	$(8,149)
Amount of (loss) gain recognized in bankcard and other fees	(122)	421	(243)	395

The following table discloses the amount included in other comprehensive income (loss) for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationship
Amount of (loss) gain recognized in other comprehensive income (loss)	$(562)	$1,454	$(970)	$1,454

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets

As of June 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,299	$-	$4,299	$(1,230)	$(480)	$2,589

Offsetting of Derivative Liabilities

As of June 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,315	$-	$3,315	$(1,230)	$-	$2,085

Offsetting of Derivative Assets

As of December 31, 2013

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,431	$-	$7,431	$(967)	$(1,920)	$4,544

Offsetting of Derivative Liabilities

As of December 31, 2013

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,628	$-	$4,628	$(967)	$-	$3,661

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  General Banking also consists of internal operations such as Human Resources, Executive Administration, Treasury, Funds Management, Public Affairs and Corporate Finance.  Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Through Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly owned subsidiary of TNB, Trustmark’s Insurance Division provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division, which provided a more accurate reflection of the manner in which Trustmark manages these operating segments.  Prior period amounts presented below include reclassifications to conform to the current period presentation.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General Banking
Net interest income	$105,064	$99,046	$199,750	$187,780
Provision for loan losses, net	4,135	(6,398)	3,393	(9,236)
Noninterest income	28,139	28,688	56,022	58,909
Noninterest expense	89,545	94,502	178,132	185,347
Income before income taxes	39,523	39,630	74,247	70,578
Income taxes	8,563	10,105	16,477	18,176
General banking net income	$30,960	$29,525	$57,770	$52,402

Selected Financial Information
Average assets	$11,898,471	$11,716,531	$11,873,885	$11,228,269
Depreciation and amortization	$8,918	$9,637	$17,393	$17,719

Wealth Management
Net interest income	$134	$112	$282	$288
Noninterest income	7,698	7,005	15,795	13,879
Noninterest expense	6,620	6,645	13,054	11,936
Income before income taxes	1,212	472	3,023	2,231
Income taxes	402	147	1,002	732
Wealth management net income	$810	$325	$2,021	$1,499

Selected Financial Information
Average assets	$2,037	$174	$4,472	$152
Depreciation and amortization	$49	$40	$95	$79

Insurance
Net interest income	$90	$70	$160	$135
Noninterest income	8,303	8,021	16,401	15,265
Noninterest expense	6,596	6,048	13,193	12,057
Income before income taxes	1,797	2,043	3,368	3,343
Income taxes	670	772	1,259	1,257
Insurance net income	$1,127	$1,271	$2,109	$2,086

Selected Financial Information
Average assets	$70,515	$65,945	$66,707	$65,602
Depreciation and amortization	$233	$260	$468	$519

Consolidated
Net interest income	$105,288	$99,228	$200,192	$188,203
Provision for loan losses, net	4,135	(6,398)	3,393	(9,236)
Noninterest income	44,140	43,714	88,218	88,053
Noninterest expense	102,761	107,195	204,379	209,340
Income before income taxes	42,532	42,145	80,638	76,152
Income taxes	9,635	11,024	18,738	20,165
Consolidated net income	$32,897	$31,121	$61,900	$55,987

Selected Financial Information
Average assets	$11,971,023	$11,782,650	$11,945,064	$11,294,023
Depreciation and amortization	$9,200	$9,937	$17,956	$18,317

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2014-11, “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” Issued in June 2014, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and for repurchase financing arrangements requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  ASU 2014-11 also require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  ASU 2014-11 requires interim and annual disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which include a disaggregation of the gross obligation by class of collateral pledged; the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed.  The accounting changes and disclosure requirements for certain transactions accounted for as a sale in ASU 2014-11 are effective for interim and annual periods beginning after December 15, 2014.  The disclosures for transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  Trustmark currently accounts for its repurchase agreements as secured borrowings; therefore, the adoption of ASU 2014-11 will be a change in presentation only for the newly required disclosures and will not have a significant impact to Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-01 is not expected to have a significant impact to Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2014, TNB had total assets of $12.117 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 207 offices and 3,095 full-time equivalent associates located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At June 30, 2014, TNB’s mortgage loan portfolio totaled approximately $1.042 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.517 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers.  During the second quarter of 2014, TNB moved the administration of Private Banking, previously reported in the Wealth Management Division, to the General Banking Division, which encompasses TNB’s commercial, consumer and mortgage banking products and services.  At June 30, 2014, TNB held assets under management and administration of $11.433 billion and brokerage assets of $1.562 billion.

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

Executive Overview

Recent Economic and Industry Developments

The economy has continued to show moderate signs of improvement; however, lingering economic concerns resulting from the cumulative weight of soft U.S. labor markets, slowing growth in emerging markets and uncertainty regarding the timing of the anticipated tightening of the monetary policy by the Federal Reserve Board.  The passage of a two-year budget agreement in the U.S., which excluded large tax increases or spending cuts, the recent passage by Congress of an increase in the Federal government’s debt ceiling, suggestions that Europe may be emerging from its economic recession, and strengthening business and consumer confidence should reduce economic uncertainty during the remainder of 2014.  However, doubts surrounding the sustainability of these signs of improvement are expected to persist for some time, especially as the magnitude of economic distress facing the local markets in which Trustmark operates places continued pressure on asset growth, asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Estimated employment growth in the United States for the first six months of 2014 was reported to average approximately 231,000 jobs created per month.  The unemployment rate declined to 6.1%, however, this decline was reportedly primarily due to the decrease in the number of people who rejoined the labor force, which is a less positive driver than job growth.  Consumer confidence nonetheless reported improvement in the second quarter of 2014, reaching its highest level since January 2008.  Consumers reportedly were overall more optimistic about current business conditions and the job market and generally more positive about the outlook for future job prospects and the overall economy.  In the July 2014 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested overall economic activity continued to expand at a moderate pace during the second quarter reporting period.  According to the Federal Reserve Districts’ reports, overall consumer spending in all districts increased, and activity in the nonfinancial services sector continued to expand in all districts at a modest to moderate pace.  According to the Federal Reserve Districts’ reports, real estate activity varied with most districts reporting low inventories, increasing home prices and mixed demand, while commercial construction activity was generally stronger across the districts reportedly due to higher demand and low vacancy rates.  According to the Federal Reserve Districts’ reports, most districts reported slight to moderate increases in loan volumes while credit quality remained stable or improved slightly during the second quarter reporting period.

While interest rates remain low by historical standards, recent increases in rates reduced the demand for mortgage refinancings, leading to a drop in mortgage origination and sales activity across the banking industry in the first six months of 2014.  In the Federal Deposit Insurance Corporation’s (FDIC) first quarter 2014 “Quarterly Banking Profile” (published May 28, 2014), insured institutions reported, in the aggregate, declines in mortgage revenue and realized gains on securities caused by higher interest rates outweighed the gains in net interest income resulting from a steeper yield curve.  The FDIC insured institutions also reported in the first quarter 2014 “Quarterly Banking Profile,” in the aggregate, the lowest quarterly total for net charge-offs since the second quarter of 2007 as charge-offs in all major loan categories had year-over-year declines, improved noncurrent levels across all major loan categories, declines in loan-loss reserves for the sixteenth consecutive quarter as net charge-offs taken out of reserves exceed the provisions added to reserves, and increased equity capital as the industry’s core capital (leverage) ratio and the Tier 1 risk-based capital ratio rose to record levels for the industry.

Financial Highlights

Trustmark continued to achieve solid financial results in the second quarter of 2014, reflecting a 7.5% increase in total revenue since the first quarter of 2014 as well as the fifth consecutive quarter of growth in the loans held for investment (LHFI) portfolio.  Trustmark reported net income of $32.9 million, or basic and diluted earnings per share of $0.49 in the second quarter of 2014, compared to $31.1 million, or basic and diluted earnings per share of $0.46 in the second quarter of 2013.  Trustmark’s performance during the quarter ended June 30, 2014, produced a return on average tangible equity of 13.90% and a return on average assets of 1.10% compared to a return on average tangible equity of 14.09% and a return on average assets of 1.06% during the quarter ended June 30, 2013.  For the six months ending June 30, 2014, Trustmark report net income of $61.9 million, or basic and diluted earnings per share of $0.92, compared to $56.0 million, or basic and diluted earnings per share of $0.84, for the six months ending June 30, 2013.  Trustmark’s performance for the six months ended June 30, 2014, produced a return on average tangible equity of 13.43% and a return on average assets of 1.05% compared to a return on average tangible equity of 12.43% and a return on average assets of 1.00% for the six months ended June 30, 2013.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2014, to shareholders of record on September 1, 2014.

Net income for the first six months of 2014 increased $5.9 million, or 10.6%, compared to the same time period in 2013.  The $12.0 million, or 6.4%, increase in net interest income, primarily resulted from increases in interest and fees on acquired loans and taxable interest on securities of $6.3 million and $3.7 million, respectively, and a decrease in interest expense on deposits of $1.6 million.  The growth in net interest income was more than offset by the $7.4 million decrease in the negative provision for loan losses on LHFI and the $5.3 million increase in the provision for loan losses on acquired loans.  Total noninterest income increased slightly as declines in mortgage banking, net and service charges on deposit accounts offset gains in all other categories.  The $5.0 million, or 2.4%, decrease in noninterest expense for the first six months of 2014 primarily resulted from the negative year-over-year comparison of non-routine transaction expenses from the acquisition of BancTrust Financial Group, Inc. (BancTrust) and settlement of the non-sufficient funds and overdraft fees litigation.  Please see the section captioned “Results of Operations” below for a more complete overview of Trustmark’s financial performance for the first six months of 2014.

Trustmark’s provision for loan losses, LHFI, for the six months ended June 30, 2014 totaled a negative $454 thousand, a decrease of $7.4 million, or 94.2%, when compared to a negative provision for loan losses, LHFI of $7.8 million for the six months ended June 30, 2013.  The negative provision during the first six months of 2014 reflects an increase in the reserve for commercial LHFI portfolio changes and the revised allowance for loan loss methodology for consumer LHFI, which was more than offset by net recoveries of LHFI, changes in the quantitative and qualitative reserve factors, and improved credit quality.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  At June 30, 2014, nonperforming assets, excluding acquired loans and covered other real estate, totaled $178.1 million, an increase of $6.3 million, or 3.7%, compared to December 31, 2013, and total nonaccrual LHFI were $71.1 million, representing an increase of $5.9 million, or 9.0%, relative to December 31, 2013.  The increase in nonperforming LHFI was principally the result of one substandard credit migrating to nonaccrual status during the second quarter of 2014.  Total net recoveries of LHFI for the six months ended June 30, 2014 and 2013 were $654 thousand and $1.9 million, respectively, a decrease of $1.2 million, or 65.6%.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  Trustmark has continued to experience improvements in credit quality on LHFI.  As of June 30, 2014, classified LHFI balances decreased $37.8 million, or 15.7%, while criticized LHFI balances decreased $43.7 million, or 15.2%, when compared to balances at June 30, 2013.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

TNB did not make significant changes to its loan underwriting standards during the first six months of 2014.  TNB’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  TNB adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, TNB remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2014.

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

On January 18, 2013, the Consumer Financial Protection Bureau (CFPB), FRB, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to the Truth in Lending Act (TILA) made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and became mandatory on January 18, 2014.  After notice and comment, the six agencies subsequently issued a final rule on December 12, 2013, that created exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  The final rule, as revised, is intended to provide creditors with some relief from the mortgage appraisal requirements.  Trustmark has implemented the appropriate policies, procedures, and training to assure compliance with these new rules.  Trustmark’s operations and consolidated financial statements were not impacted by the implementation of these new rules.

In October 2012, the FRB, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Because Trustmark did not exceed the $10 billion threshold until February 2013, it will not be subject to these stress test requirements until September 2014, with a formal filing requirement of March 2015.  On July 1, 2014, the FRB issued a notice of proposed rulemaking to switch the testing dates to match the calendar year so that stress tests would use year-end data and capital planning would follow for the next calendar year.  Comments are due on the proposal by August 11, 2014.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Selected Financial Data
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Income
Total interest income	$110,743	$105,900	$211,451	$201,355
Total interest expense	5,455	6,672	11,259	13,152
Net interest income	105,288	99,228	200,192	188,203
Provision for loan losses, LHFI	351	(4,846)	(454)	(7,814)
Provision for loan losses, acquired loans	3,784	(1,552)	3,847	(1,422)
Noninterest income	44,140	43,714	88,218	88,053
Noninterest expense	102,761	107,195	204,379	209,340
Income before income taxes	42,532	42,145	80,638	76,152
Income taxes	9,635	11,024	18,738	20,165
Net Income	$32,897	$31,121	$61,900	$55,987

Per Share Data
Basic earnings per share	$0.49	$0.46	$0.92	$0.84
Diluted earnings per share	0.49	0.46	0.92	0.84
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	9.48%	9.29%	9.05%	8.46%
Return on average tangible equity	13.90%	14.09%	13.43%	12.43%
Return on average assets	1.10%	1.06%	1.05%	1.00%
Net interest margin (fully taxable equivalent)	4.21%	4.02%	4.07%	4.00%

Credit Quality Ratios (1)
Net charge-offs/average loans	0.08%	-0.05%	-0.02%	-0.07%
Provision for loan losses/average loans	0.02%	-0.34%	-0.02%	-0.27%
Nonperforming loans/total loans (incl LHFS*)	1.12%	1.29%
Nonperforming assets/total loans
(incl LHFS*) plus ORE**	2.77%	3.26%
Allowance for loan losses/total loans (excl LHFS*)	1.08%	1.31%

June 30,	2014	2013
Consolidated Balance Sheets
Total assets	$12,119,996	$11,863,312
Securities	3,533,221	3,582,021
Loans held for investment and acquired loans (including LHFS*)	6,975,642	6,743,354
Deposits	9,860,366	9,817,592
Total shareholders' equity	1,399,891	1,326,819

Stock Performance
Market value - close	$24.69	$24.58
Book value	20.76	19.76
Tangible book value	14.78	13.57

Capital Ratios
Total equity/total assets	11.55%	11.18%
Tangible equity/tangible assets	8.51%	7.96%
Tangible equity/risk-weighted assets	12.19%	11.57%
Tier 1 leverage ratio	9.43%	8.71%
Tier 1 common risk-based capital ratio	12.61%	11.79%
Tier 1 risk-based capital ratio	13.34%	12.55%
Total risk-based capital ratio	14.54%	13.89%

(1) - Excludes Acquired Loans and Covered Other Real Estate.
* - LHFS is Loans Held for Sale.
** - ORE is Other Real Estate.

Non-GAAP Financial Measures

In addition to capital ratios defined by GAAP and banking regulators, Trustmark utilizes various tangible equity measures when evaluating capital utilization and adequacy.  Tangible equity, as defined by Trustmark, represents shareholders’ equity less goodwill and identifiable intangible assets.

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

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators.  Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible equity ratios.  Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculations may not be comparable with other organizations.  In addition, there may be limits in the usefulness of these measures to investors.  As a result, Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety and not to rely on any single financial measure.  The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,392,240	$1,344,360	$1,380,019	$1,334,986
Less: Goodwill		(365,500)	(366,592)	(369,090)	(345,862)
Identifiable intangible assets		(38,711)	(48,402)	(39,857)	(41,831)
Total average tangible equity		$988,029	$929,366	$971,072	$947,293

PERIOD END BALANCES
Total shareholders' equity		$1,399,891	$1,326,819
Less: Goodwill		(365,500)	(368,315)
Identifiable intangible assets		(37,506)	(46,889)
Total tangible equity	(a)	$996,885	$911,615

TANGIBLE ASSETS
Total assets		$12,119,996	$11,863,312
Less: Goodwill		(365,500)	(368,315)
Identifiable intangible assets		(37,506)	(46,889)
Total tangible assets	(b)	$11,716,990	$11,448,108

Risk-weighted assets	(c)	$8,175,622	$7,878,281

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$32,897	$31,121	$61,900	$55,987
Plus: Intangible amortization net of tax		1,353	1,526	2,770	2,416
Net income adjusted for intangible amortization		$34,250	$32,647	$64,670	$58,403

Period end common shares outstanding	(d)	67,439,788	67,163,195

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity [1]		13.90%	14.09%	13.43%	12.43%
Tangible equity/tangible assets	(a)/(b)	8.51%	7.96%
Tangible equity/risk-weighted assets	(a)/(c)	12.19%	11.57%
Tangible book value	(a)/(d)*1,000	$14.78	$13.57

		June 30,
TIER 1 COMMON RISK-BASED CAPITAL		2014	2013
Total shareholders' equity		$1,399,891	$1,326,819
Eliminate qualifying AOCI		30,557	36,088
Qualifying tier 1 capital		60,000	60,000
Disallowed goodwill		(365,500)	(368,315)
Adjustment to goodwill allowed for deferred taxes		15,150	13,740
Other disallowed intangibles		(37,506)	(46,889)
Disallowed servicing intangible		(6,505)	(6,038)
Disallowed deferred taxes		(5,134)	(26,411)
Total tier 1 capital		$1,090,953	$988,994
Less: Qualifying tier 1 capital		(60,000)	(60,000)
Total tier 1 common capital	(e)	$1,030,953	$928,994

Tier 1 common risk-based capital ratio	(e)/(c)	12.61%	11.79%

1  Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible equity

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Tables show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a FTE basis using a 35% federal marginal tax rate for all periods shown.  Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for the six months ended June 30, 2014, increased $12.3 million, or 6.3%, when compared with the same period in 2013.  The net interest margin increased 7 basis points to 4.07% for the first six months of 2014, compared with the same time period in 2013.  The increase in the net interest margin was primarily a result of a $3.2 million increase in recoveries on loan pay-offs on acquired loans, which are included in net interest income, and lower deposit costs, which were partially offset by a downward repricing of fixed rate LHFI in response to increased competitive pricing pressures.  Excluding the acquired loans, the net interest margin for the first six months of 2014 was 3.54%, a decrease of 6 basis points when compared to the same time period in 2013.

Average interest-earning assets for the first six months of 2014 were $10.309 billion compared to $9.854 billion for the same time period in 2013, an increase of $454.3 million, or 4.6%.  The growth in average earning assets was primarily due to an increase in average securities-taxable of $187.7 million, or 6.1%, and average loans (LHFI and loans held for sale (LHFS)) of $318.0 million, or 5.5%, during the first six months of 2014.  The increase in average securities-taxable was primarily attributable to purchases of U.S Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities, as well as inclusion of the securities acquired in the BancTrust acquisition for the entire first six months of 2014.  The increase in average total loans (LHFI and LHFS) was primarily attributable to growth in the LHFI portfolio.  See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the changes in the LHFI portfolio.

During the first six months of 2014, interest on securities-taxable increased $3.7 million, or 10.4%, as the yield on taxable securities increased 9 basis points to 2.37% when compared with the same time period in 2013 due to re-investments in higher yielding securities.  During the first six months of 2014, interest and fees on LHFS and LHFI-FTE increased $641 thousand, or 0.5%, while the yield on loans (LHFS & LHFI) fell 23 basis points to 4.52% when compared to the same time period in 2013 due to downward repricing of fixed rate LHFI and a decrease in the floor rate for variable rate LHFI due to competitive pressures.  During the first six months of 2014, interest and fees on acquired loans increased $6.3 million, or 18.6%, due principally to interest earned on the BancTrust acquired loans for a full six months as well as $11.5 million of recoveries on loan pay-offs of BancTrust acquired loans, which was partially offset by the $5.1 million decrease in recoveries on loans acquired in the April 2011 acquisition of Heritage Banking Group (Heritage).  During the first six months of 2014, the yield on acquired loans increased to 10.90% compared to 8.64% during the same time period in 2013 due primarily to the increase in recoveries on loan pay-offs of the BancTrust acquired loans.  As a result of these factors, interest income-FTE increased $10.4 million, or 5.0%, when the first six months of 2014 is compared with the same time period in 2013.  The impact of these changes is also illustrated by the growth in the yield on total earning assets, which increased from 4.27% for the first six months of 2013 to 4.29% for the same time period in 2014, an increase of 2 basis points.

Average interest-bearing liabilities for the first six months of 2014 totaled $7.790 billion compared to $7.465 billion for the same time period in 2013, an increase of $324.9 million, or 4.4%.  During the first six months of 2014, average interest-bearing deposits increased $293.8 million, or 4.2%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by $31.1 million, or 6.4%.  The overall yield on interest-bearing liabilities declined 7 basis points to 0.29% when the first six months of 2014 is compared with the same time period in 2013, primarily due to a reduction in rates paid on certificates of deposit.  As a result of these factors, total interest expense for the first six months of 2014 decreased $1.9 million, or 14.4%, when compared with the same time period in 2013.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended June 30,
	2014			2013

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$2,648	$6	0.91%	$6,808	$5	0.29%
Securities - taxable	3,325,800	19,522	2.35%	3,318,764	18,547	2.24%
Securities - nontaxable	179,507	1,912	4.27%	183,494	1,974	4.31%
Loans (including LHFS)	6,160,781	69,618	4.53%	5,735,296	67,750	4.74%
Acquired loans	695,855	23,250	13.40%	992,792	20,987	8.48%
Other earning assets	36,259	379	4.19%	34,752	372	4.29%
Total interest-earning assets	10,400,850	114,687	4.42%	10,271,906	109,635	4.28%
Cash and due from banks	304,441			284,056
Other assets	1,343,384			1,311,262
Allowance for loan losses, net	(77,652)			(84,574)
Total Assets	$11,971,023			$11,782,650

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,223,890	3,970	0.22%	$7,320,718	5,071	0.28%
Federal funds purchased and securities sold under repurchase agreements	387,289	110	0.11%	312,865	88	0.11%
Other borrowings	179,527	1,375	3.07%	193,635	1,513	3.13%
Total interest-bearing liabilities	7,790,706	5,455	0.28%	7,827,218	6,672	0.34%
Noninterest-bearing demand deposits	2,676,907			2,451,547
Other liabilities	111,170			159,525
Shareholders' equity	1,392,240			1,344,360
Total Liabilities and
Shareholders' Equity	$11,971,023			$11,782,650

Net Interest Margin		109,232	4.21%		102,963	4.02%

Less tax equivalent adjustment		3,944			3,735

Net Interest Margin per
Consolidated Statements of Income		$105,288			$99,228

Yield/Rate Analysis Table
($ in thousands)

	Six Months Ended June 30,
	2014			2013

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$4,543	$11	0.49%	$6,714	$9	0.27%
Securities - taxable	3,290,664	38,742	2.37%	3,102,923	35,086	2.28%
Securities - nontaxable	180,142	3,832	4.29%	183,955	3,992	4.38%
Loans (including LHFS)	6,056,331	135,803	4.52%	5,738,301	135,162	4.75%
Acquired loans	740,444	40,036	10.90%	787,764	33,769	8.64%
Other earning assets	36,538	754	4.16%	34,707	727	4.22%
Total interest-earning assets	10,308,662	219,178	4.29%	9,854,364	208,745	4.27%
Cash and due from banks	355,476			277,435
Other assets	1,359,614			1,247,729
Allowance for loan losses, net	(78,688)			(85,505)
Total Assets	$11,945,064			$11,294,023

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,272,488	8,335	0.23%	$6,978,663	9,980	0.29%
Federal funds purchased and securities sold under repurchase agreements	335,341	186	0.11%	290,038	169	0.12%
Other borrowings	182,337	2,738	3.03%	196,522	3,003	3.08%
Total interest-bearing liabilities	7,790,166	11,259	0.29%	7,465,223	13,152	0.36%
Noninterest-bearing demand deposits	2,653,973			2,325,993
Other liabilities	120,906			167,821
Shareholders' equity	1,380,019			1,334,986
Total Liabilities and
Shareholders' Equity	$11,945,064			$11,294,023

Net Interest Margin		207,919	4.07%		195,593	4.00%

Less tax equivalent adjustment		7,727			7,390

Net Interest Margin per
Consolidated Statements of Income		$200,192			$188,203

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI for the first six months of 2014 totaled -0.02% of average LHFI, compared with -0.27% of average LHFI for the same time period in 2013.  The decrease in the negative provision during the first six months of 2014 was a result of a decrease in the amount of established reserves being released compared to the same period in 2013 for both new and existing impaired LHFI, changes in the quantitative and qualitative reserve factors, and other changes in the LHFI portfolio (i.e., balance changes due to pay-offs and risk rate changes).  During the second quarter of 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI to incorporate the use of consumer credit bureau scores which reflects the customer’s historical willingness and ability to service their debt.  The implementation of this consumer qualitative factor will allow Trustmark to better monitor shifts in risk that are represented in the retail portfolio and ensure that it is reflective in the allowance for loan loss calculation.  An additional provision of approximately $1.4 million was recorded in the second quarter of 2014 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.  See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the changes in the allowance for loan losses, LHFI.  The provision for loan losses, LHFI for the Mississippi market region for the three and six months ended June 30, 2014 increased $3.4 million and $7.3 million when compared to the same time period in 2013, primarily due to net charge-offs not related to current period impaired loans; additional reserves resulting from the change to the allowance for loan loss methodology for consumer LHFI during the second quarter of 2014, changes in the commercial LHFI portfolio and changes in qualitative reserve factor measurements; and approximately $1.0 million in additional reserves during the second quarter of 2014 related to a large non-impaired loan.

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Alabama	$696	$232	$1,168	$908
Florida	(2,014)	(3,425)	(5,513)	(7,100)
Mississippi (1)	2,877	(520)	4,860	(2,440)
Tennessee (2)	(277)	(335)	(1,192)	(713)
Texas	(931)	(798)	223	1,531
Total provision for loan losses, LHFI	$351	$(4,846)	$(454)	$(7,814)

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

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The increase in the provision for loan losses, acquired loans during the first six months of 2014 when compared to the same time period in 2013 was primarily due to acquired loans in which a debt settlement or foreclosure occurred during the second quarter of 2014 for an amount which exceeded the previous loss expectations to date as well as changes in expectations based on the periodic re-estimations performed during the period.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
BancTrust	$3,092	$226	$3,244	$226
Bay Bank	261	(1,026)	643	(361)
Heritage	431	(752)	(40)	(1,287)
Total provision for loan losses, acquired loans	$3,784	$(1,552)	$3,847	$(1,422)

Noninterest Income

The following table presents the comparative components of noninterest income for the periods presented ($ in thousands):

Three Months Ended June 30,	Six Months Ended June 30,
2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service charges on deposit accounts	$11,846	$12,929	$(1,083)	-8.4%	$23,414	$24,610	$(1,196)	-4.9%
Bank card and other fees	9,894	9,507	387	4.1%	18,975	17,452	1,523	8.7%
Insurance commissions	8,300	8,014	286	3.6%	16,397	15,256	1,141	7.5%
Wealth management	7,710	6,940	770	11.1%	15,845	13,815	2,030	14.7%
Mortgage banking, net	6,191	8,295	(2,104)	-25.4%	13,020	19,878	(6,858)	-34.5%
Other, net	199	(2,145)	2,344	n/	m	178	(3,336)	3,514	n/	m
Total Noninterest Income before securities gains, net	44,140	43,540	600	1.4%	87,829	87,675	154	0.2%
Security gains, net	-	174	(174)	-100.0%	389	378	11	2.9%
Total Noninterest Income	$44,140	$43,714	$426	1.0%	$88,218	$88,053	$165	0.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Noninterest income represented 29.5% and 30.5% of total revenue, before securities gains, net, for the three and six months ended June 30, 2014, respectively, compared to 30.5% and 31.8% of total revenue, before securities gains, net, for the three and six months ended June 30, 2013, respectively.  The decline in noninterest income as a percentage of total revenue, before securities gains, net, for the three and six months ended June 30, 2014 was attributable to growth in net interest income, primarily from increases in interest and fees on acquired loans and taxable interest on securities and a decrease in interest expense on deposits, exceeding the growth in noninterest income, principally due to the decline in mortgage banking revenue.

The slight increase in noninterest income during the three and six months ended June 30, 2014 when compared to the same time period in 2013 was primarily the result of growth in other noninterest income resulting from increases in the cash surrender value of bank-owned life insurance policies and decreases in the net reduction of the FDIC indemnification asset, growth in wealth management revenues due primarily to trust management fees and fixed annuity income, and growth in bank card and other fees due principally to increased interchange fee income, which were substantially offset by declines in mortgage banking revenues due principally to lower gains on secondary marketing loan sales resulting from lower spreads and volumes and declines in service charges on deposit accounts resulting from lower non-sufficient funds and overdraft fees.

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts when comparing the three and six months ended June 30, 2014 with the same time period in 2013 was primarily due to declines in non-sufficient funds and overdraft fees and service charges on personal demand deposit accounts.  The declines in the non-sufficient funds and overdraft fees primarily resulted from a decrease in the number of occurrences of non-sufficient funds and overdrafts as Trustmark made enhancements to provide customers with access to information regarding pending debit card signature transactions and extended the hours customers are capable of making deposits at Trustmark ATMs.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase in bank card and other fees for the first six months of 2014 when compared to the first six months of 2013 was primarily the result of growth in interchange revenue due to increased debit card activity as a result of the BancTrust acquisition, ATM surcharge revenues primarily due to non-customers’ use of Trustmark ATMs, and fees earned on other bank products and services, which was partially offset by declines in income from the derivative programs offered to qualified commercial borrowing customers.  See the section captioned “Derivatives” elsewhere in this discussion for additional information related to the commercial borrower derivatives program.

On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The provisions regarding debit card interchange fees were effective as of October 1, 2011.  On July 31, 2013, however, the United States District Court for the District of Columbia held that, in determining the debit card interchange fee standard in the final rule, the FRB improperly considered costs it was prohibited by the Electronic Fund Transfer Act (EFTA) from considering.  The court, accordingly, remanded to the FRB with instructions to vacate the final rule, but stayed the order to vacate to provide the FRB an opportunity to replace the invalid portions of the final rule.  On March 21, 2014, the D.C. Circuit Court of Appeals overturned the lower court decision finding that the FRB’s final rule was based on a reasonable interpretation of the statute.  It is expected that the retailers challenging the FRB’s rule will seek review of this holding in the Supreme Court of the United States.  Their petition for certiorari is due to be  filed by August 18, 2014.  Management will continue to closely monitor developments related to this ruling.  Any revision to the debit card interchange fee standard would affect the accuracy of Management’s prediction of the impact of the interchange fee rule on Trustmark’s results of operations.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimates that the effect of the FRB final rule as issued on June 29, 2011 could reduce noninterest income by approximately $7.0 million to $10.0 million on an annual basis given Trustmark’s current debit card volumes.  Management will continue to make enhancements to Trustmark’s product structure and services as well as evaluate growth opportunities within various areas of its retail banking sector in order to offset, in whole or in part, the anticipated impact of the FRB final rule.

Insurance Commissions

The increase in insurance commissions when comparing the first six months of 2014 with the same time period in 2013 was primarily due to new business commission volume primarily in group health and commercial property and casualty coverage.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Wealth Management

Wealth management consists of income related to investment management, trust and brokerage services.  The growth in wealth management income during the three and six months ended June 30, 2014 when compared to the same time period in 2013 was primarily attributable to trust management fees on new business (principally in the personal trust group), the addition of BancTrust for a full six months and fixed annuity income generated by the brokerage services unit.  At June 30, 2014 and 2013, Trustmark held assets under management and administration of $11.433 billion and $10.665 billion, respectively, and brokerage assets of $1.562 billion and $1.539 billion, respectively.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
Mortgage servicing income, net	$4,592	$4,385	$207	4.7%		$9,131	$8,652	$479	5.5%
Change in fair value-MSR from runoff	(2,391)	(2,756)	365	13.2%		(4,203)	(5,216)	1,013	19.4%
Gain on sales of loans, net	2,749	7,597	(4,848)	-63.8%		4,588	17,762	(13,174)	-74.2%
Other, net	695	(1,052)	1,747	n/	m	1,095	(2,701)	3,796	n/	m
Mortgage banking income before hedge ineffectiveness	5,645	8,174	(2,529)	-30.9%		10,611	18,497	(7,886)	-42.6%
Change in fair value-MSR from market changes	(3,038)	6,467	(9,505)	n/	m	(3,761)	7,594	(11,355)	n/	m
Change in fair value of derivatives	3,584	(6,346)	9,930	n/	m	6,170	(6,213)	12,383	n/	m
Net positive hedge ineffectiveness	546	121	425	n/	m	2,409	1,381	1,028	74.4%
Mortgage banking, net	$6,191	$8,295	$(2,104)	-25.4%		$13,020	$19,878	$(6,858)	-34.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in net revenue from mortgage banking during the three and six months ended June 30, 2014 was principally due to lower gains on secondary marketing sales, which was partially offset by the net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.  Mortgage loan production for the three and six months ended June 30, 2014 was $322.2 million and $552.6 million, a decrease of $102.1 million, or 24.1%, and $263.8 million, or 32.3%, when compared to $424.3 million and $816.4 million for the three and six months ended June 30, 2013, respectively, reflecting the industry-wide decline in refinance activity following an extended low interest rate environment.  With the mortgage banking industry facing projected rising interest rates coupled with reduced mortgage loan production during 2014, Trustmark’s revenues from mortgage banking could continue to be reduced in the second half of 2014 and thereafter from recent historical levels.  Loans serviced for others totaled $5.517 billion at June 30, 2014, compared with $5.327 billion at June 30, 2013.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the three and six months ended June 30, 2014 is compared to the same time period in 2013 resulted from declines in the volume of loan sales and lower profit margins from secondary marketing activities due to the tightening of interest rate spreads during the period.  Loan sales totaled $212.9 million and $397.9 million during the three and six months ended June 30, 2014, a decrease of $179.1 million and $386.2 million, respectively, when compared with the same time period in 2013.

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

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $546 thousand and $121 thousand for the three months ended June 30, 2014 and 2013, respectively, and a net positive ineffectiveness of $2.4 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of loans held for sale, interest rate lock commitments and forward sale contracts as well as income from other miscellaneous mortgage charges.  The increase in other mortgage banking income, net when comparing the three and six months ended June 30, 2014 with the same period in 2013 primarily resulted from the positive valuation adjustments to the fair value of loans held for sale and interest rate lock commitments, which was partially offset by the negative valuation adjustment to the fair value of forward sale contracts during the period.  See the section captioned “Derivatives” elsewhere in this report for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
Partnership amortization for tax credit purposes	$(3,006)	$(2,221)	$(785)	-35.3%		$(6,012)	$(4,338)	$(1,674)	-38.6%
Decrease in FDIC indemnification asset	(999)	(2,317)	1,318	56.9%		(1,687)	(3,682)	1,995	54.2%
Other miscellaneous income	4,204	2,393	1,811	75.7%		7,877	4,684	3,193	68.2%
Total other, net	$199	$(2,145)	$2,344	n/	m	$178	$(3,336)	$3,514	n/	m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net for the three and six months ending June 30, 2014 when compared to the same time period in 2013 was primarily the result of an increase in the cash surrender value of bank-owned life insurance of $1.2 million and $2.6 million, respectively, principally due to Trustmark’s $100.0 million investment in bank-owned life insurance in September 2013, and the decrease in the net reduction of the FDIC indemnification asset resulting from loan pay-offs and changes in expected cash flows and loss expectations of acquired covered loans.  These gains were partially offset by the increase in partnership amortization as a result of $35.0 million new tax credit investments entered into by Trustmark since the second quarter of 2013.  During 2013, Trustmark continued to grow its investments in partnerships that provide income tax credits on a Federal and/or State basis.  The increased partnership amortization was more than offset by the income tax credits received during the first six months of 2014 which reduced income tax expense.

Security Gains, Net

From time to time, Trustmark manages the risk and return profile of the securities portfolio through sales of available for sale securities prior to their maturity.  During the first six months of 2014, Trustmark sold approximately $25.9 million in available for sale securities, generating a net gain of $389 thousand.  Similarly, during the first six months of 2013, Trustmark sold approximately $67.2 million in available for sale securities, generating a net gain of $378 thousand.

Noninterest Expense

The following table presents the comparative components of noninterest expense for the periods ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$56,134	$55,405	$729	1.3%	$112,860	$108,997	$3,863	3.5%
Services and fees	14,543	12,816	1,727	13.5%	27,708	25,848	1,860	7.2%
Net occupancy-premises	6,413	6,703	(290)	-4.3%	13,019	12,658	361	2.9%
Equipment expense	6,136	6,193	(57)	-0.9%	12,274	11,867	407	3.4%
ORE/Foreclosure expense:
Writedowns	2,943	3,077	(134)	-4.4%	4,126	5,038	(912)	-18.1%
Carrying costs	893	2,054	(1,161)	-56.5%	3,025	3,913	(888)	-22.7%
Total ORE/Foreclosure expense	3,836	5,131	(1,295)	-25.2%	7,151	8,951	(1,800)	-20.1%
FDIC assessment expense	2,468	2,376	92	3.9%	4,884	4,397	487	11.1%
Other expense	13,231	18,571	(5,340)	-28.8%	26,483	36,622	(10,139)	-27.7%
Total noninterest expense	$102,761	$107,195	$(4,434)	-4.1%	$204,379	$209,340	$(4,961)	-2.4%

The decrease in noninterest expense for the three months ended June 30, 2014 when compared to the same time period in 2013 was primarily attributable to decreases in other expense and other real estate carrying costs, which was partially offset by an increase in services and fees.  The decrease in noninterest expense for the first six months of 2014 when compared to the same time period in 2013 was primarily attributable to a decreases in other expense and ORE/foreclosure expense, which was partially offset by increases in salaries and employee benefits and services and fees.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest category of noninterest expense, for the six months ended June 30, 2014 when compared with the same time period in 2013 primarily reflects salaries and employee benefits attributable to the BancTrust operations for a full six months, modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in general performance incentives expense.  These increases in salaries and employee benefits were partially offset by the negative year-over-year comparison of severance expenses from the acquisition of BancTrust, a decrease in Trustmark’s Capital Accumulation Plan pension expense due to lower actuarially-determined rates and a decrease in commission expense resulting from declines in mortgage loan originations.

Services and Fees

The increase in services and fees for the three months ended June 30, 2014 when compared to the same time period in 2013 was attributable to net increases in all categories of services and fees expense.  The increase in services and fees for the first six months of 2014 when compared to the same time period in 2013 was primarily due to increases in advertising expense, professional services and fees, data processing expense related to software and communications expense, which was partially offset by a decline in legal expense.

ORE/Foreclosure Expense

The decrease in ORE/foreclosure expense (includes expenses related to covered other real estate) for the three months ended June 30, 2014 when compared to the same time period in 2013 was primarily due to the $1.1 million net gain on sale of other real estate during the second quarter of 2014 compared to the $170 thousand net loss on sale of other real estate during the second quarter of 2013.  The decrease in ORE/foreclosure expense for the first six months of 2014 compared to the first six months of 2013 was primarily due to a decrease in write-downs of other real estate and the gain on the sale of other real estate.  The gain on sale of other real estate for the first six months of 2014 totaled $527 thousand, compared to a loss on the sale of other real estate for the first six months of 2013 of $262 thousand.

FDIC Assessment Expense

The increase in FDIC assessment expense for the first six months of 2014 compared to the first six months of 2013 primarily resulted from the increase in Trustmark’s assessment base, which was principally due to the BancTrust acquisition.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark lost the benefit of this offset beginning in the second quarter 2014.  The change in the assessment methodology was immaterial to Trustmark’s results of operations.

Other Expense

The following table presents the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Loan expense	$3,107	$4,267	$(1,160)	-27.2%	$6,571	$7,262	$(691)	-9.5%
Non-routine transaction expenses on acquisition	-	-	-	-	-	7,920	(7,920)	-100.0%
Amortization of intangibles	2,190	2,472	(282)	-11.4%	4,483	3,914	569	14.5%
Other miscellaneous expense	7,934	11,832	(3,898)	-32.9%	15,429	17,526	(2,097)	-12.0%
Total other expense	$13,231	$18,571	$(5,340)	-28.8%	$26,483	$36,622	$(10,139)	-27.7%

The decline in other expense for the three months ended June 30, 2014 when compared to the same time period in 2013 was primarily due to the negative year-over-year comparison of non-routine litigation expense included in other miscellaneous expense related to the settlement of the class action lawsuits regarding to Trustmark’s overdraft fees for insufficient funds and decreases in loan expense.  The decline in other expenses during the first six months of 2014 when compared to the same time period in 2013 was primarily due to the negative year-over-year comparison of non-routine transaction expenses from the acquisition of BancTrust and the decline in other miscellaneous expense.  The decrease in other miscellaneous expense for the first six months of 2014 when compared to the first six months of 2013 was principally due to the negative year-over-year comparison of non-routine litigation expense, which was partially offset by increases in other miscellaneous expenses due primarily to increases in insurance expenses, sponsorships and charitable contributions, and ATM operating expenses.  The decrease in loan expense for the three and six months ended June 30, 2014 when compared to the same time period in 2013 was primarily due to declines in other loan expense, mortgage loan putback expense and mortgage loan compensatory fees.

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

The total mortgage loan servicing putback expenses incurred by Trustmark during the three and six months ended June 30, 2014 were $150 thousand and $300 thousand, compared to $295 thousand and $885 thousand for the three and six months ended June 30, 2013, respectively.  During November 2013, Trustmark finalized its agreement with FNMA (the “Resolution Agreement”) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  The reserve for mortgage loan servicing putback expenses for FNMA loans in periods not covered by the Resolution Agreement and to other entities totaled $947 thousand at June 30, 2014 compared to $1.1 million December 31, 2013.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division, which provided a more accurate reflection of the manner in which Trustmark manages these operating segments.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  Prior period financial information by reportable segment includes the appropriate reclassifications to conform to the current period presentation.  The following discusses changes in the financial results of each reportable segment for the six months ended June 30, 2014 and 2013.

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through 207 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, restricted stock, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Net interest income for the General Banking Division increased $12.0 million, or 6.4%, during the six months ended June 30, 2014 compared with the same time period in 2013.  The growth in net interest income was mostly due to the increase in interest and fees on acquired loans due to the BancTrust acquisition, an increase in taxable interest on securities as well as modest declines in the cost of interest-bearing deposits, partially offset by downward repricing of LHFI.  The provision for loan losses, net for the six months ended June 30, 2014 totaled $3.4 million compared to a negative $9.2 million for the same period in 2013, an increase of $12.6 million.  For more information on this change, please see the analysis of the Provision for Loan Losses, LHFI, and Provision for Loan Losses, Acquired Loans, located elsewhere in this report.

Noninterest income for the General Banking Division decreased $2.9 million, or 4.9%, during the first six months of 2014 compared to the same time period in 2013.  Noninterest income for the General Banking Division represented 21.9% of total revenues for the first six months of 2014 as opposed to 23.9% for the same time period in 2013.  Noninterest income for the General Banking Division includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division decreased $7.2 million, or 3.9%, during the first six months of 2014 when compared with the same time period in 2013.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

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

During the first six months of 2014, net income for the Wealth Management Division increased $522 thousand, or 34.8%, when compared to the same time period in 2013.  Noninterest income increased $1.9 million, or 13.8%, when the first six months of 2014 are compared to the same time period in 2013.  The increase in noninterest income was primarily attributable to trust management fees on new business (principally in the personal trust group), the addition of BancTrust for a full six months and fixed annuity income generated by the brokerage services unit.  Noninterest expense increased $1.1 million, or 9.4%, during the first six months of 2014 compared to the same time period in 2013 primarily due to increases in salaries and employee benefits expense.  For more information on the change in wealth management revenue, please see the analysis included in Noninterest Income located elsewhere in this report.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first six months of 2014, net income for the Insurance Division increased $23 thousand, or 1.1%, when compared to the same time period in 2013.  Noninterest income for the Insurance Division increased $1.1 million, or 7.4%, when the first six months of 2014 are compared to the same time period in 2013.  The increase in noninterest income was due to new business commission volume primarily in group health and commercial property and casualty coverage.  Noninterest expense increased $1.1 million, or 9.4%, during the first six months of 2014 compared to the same time period in 2013 primarily due to higher commissions expense resulting from improved performance.  For more information on the change in insurance commissions, please see the analysis included in Noninterest Income located elsewhere in this report.

Income Taxes

For the three and six months ended June 30, 2014, Trustmark’s combined effective tax rate was 22.7% and 23.2%, respectively, compared to 26.2% and 26.5% for the same time period in 2013, respectively.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnership losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate in 2014 is mainly due to increased investments in these partnerships along with the appropriate tax credits.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.309 billion, or 86.3% of total average assets, at June 30, 2014, compared with $9.854 billion, or 87.3% of total average assets, at June 30, 2013, an increase of $454.3 million, or 4.6%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased slightly to 4.3 years at June 30, 2014, compared to 4.8 years at December 31, 2013.

When compared with December 31, 2013, total investment securities increased by $170.3 million during the first six months of 2014.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.  During the first six months of 2014, Trustmark sold approximately $25.9 million in securities, generating a gain of $389 thousand, compared to $67.2 million sold during the first six months of 2013, which generating a gain of $378 thousand.  The securities sold during the first quarter of 2014 were Collateralized Loan Obligations (CLO), which Trustmark chose to sell due to uncertainty related to the Volker Rule.  These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item.

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2014, the net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled approximately $43.6 million ($26.9 million net of tax) compared to approximately $46.4 million ($28.6 million net of tax) at December 31, 2013.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At June 30, 2014, available for sale securities totaled $2.376 billion, which represented 67.3% of the securities portfolio, compared to $2.194 billion, or 65.2%, at December 31, 2013.  At June 30, 2014, unrealized gains, net on available for sale securities totaled $22.6 million compared to $5.1 million at December 31, 2013.  At June 30, 2014, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2014, held to maturity securities totaled $1.157 billion and represented 32.7% of the total securities portfolio, compared with $1.169 billion, or 34.8%, at December 31, 2013.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 93% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank, Trustmark does not hold any other equity investment in a GSE.

As of June 30, 2014, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2014 ($ in thousands):

	June 30, 2014
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,180,052	92.6%	$2,195,673	92.4%
Aa1 to Aa3	94,366	4.0%	98,323	4.1%
A1 to A3	3,465	0.1%	3,586	0.2%
Not Rated (1)	75,981	3.3%	78,849	3.3%
Total securities available for sale	$2,353,864	100.0%	$2,376,431	100.0%

Securities Held to Maturity
Aaa	$1,091,597	94.4%	$1,094,004	94.1%
Aa1 to Aa3	43,154	3.7%	46,292	4.0%
A1 to A3	2,590	0.2%	2,653	0.2%
Not Rated (1)	19,449	1.7%	19,922	1.7%
Total securities held to maturity	$1,156,790	100.0%	$1,162,871	100.0%

(1) - Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2014, approximately 92.4% of the available for sale securities and 94.4% of held to maturity securities were rated Aaa.

Loans Held for Sale (LHFS)

At June 30, 2014, LHFS totaled $142.1 million, consisting of $107.5 million of residential real estate mortgage loans in the process of being sold to third parties and $34.6 million of GNMA optional repurchase loans.  At December 31, 2013, LHFS totaled $149.2 million, consisting of $111.1 million in residential real estate mortgage loans in the process of being sold to third parties and $38.0 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

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

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2014.  During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for the first six months of 2013.

LHFI and Allowance for Loan Losses, LHFI

LHFI

LHFI at June 30, 2014 totaled $6.187 billion compared to $5.799 billion at December 31, 2013, an increase of $388.1 million.  Growth in LHFI was primarily attributable to growth in the real estate secured loans, commercial and industrial loans, and other loans portfolios.  Growth in LHFI secured by real estate was attributable to growth in commercial real estate loans, 1-4 family mortgage loans and other real estate secured loans, offset by a decline in construction, land development and other loans.

The commercial real estate loan portfolio increased $129.4 million during the six months ended June 30, 2014.  The growth in the commercial real estate loan portfolio was primarily attributable to increases in non-owner occupied loans in all of Trustmark’s market regions.  Due to the rise in interest rates on the mortgage portfolio and the tightening of the secondary marketing spreads during the second half of 2013, Management elected to resume the practice of retaining certain 10-15 year mortgage loans in the portfolio.  As a result of this decision, the 1-4 family mortgage loan portfolio increased $96.3 million during the six months ended June 30, 2014, primarily in the Mississippi, Alabama and Florida market regions.  Other real estate secured LHFI increased $61.0 million during the first six months of 2014, primarily to increases in multi-family residential loans in the Mississippi, Texas, Tennessee and Alabama market regions.   The construction lending portfolio (other construction and 1-4 family construction) decreased $53.7 million primarily due to $174.7 million in other construction loans that were moved to the appropriate permanent categories upon completion, including $90.6 million in non-owner occupied, $60.8 million in multi-family residential and $23.0 million in owner occupied.

The commercial and industrial loan portfolio increase of $92.5 million was primarily attributable to growth in Trustmark’s Mississippi, Alabama, Tennessee and Texas market regions.  The other loan portfolio increase of $74.1 million primarily represents growth in the obligations of states and political subdivisions loan segment in the Texas, Florida, Alabama and Mississippi market regions, partially offset by a decline in the Tennessee market region.

The table below shows the carrying value of the LHFI portfolio for each of the periods presented ($ in thousands):
	June 30,	December 31,
	2014	2013
Loans secured by real estate:
Construction, land development and other land loans	$531,651	$596,889
Secured by 1- 4 family residential properties	1,581,859	1,485,564
Secured by nonfarm, nonresidential properties	1,544,516	1,415,139
Other	250,383	189,362
Commercial and industrial loans	1,250,146	1,157,614
Consumer loans	165,372	165,308
Other loans	863,073	789,005
LHFI	6,187,000	5,798,881
Less allowance for loan losses, LHFI	66,648	66,448
Net LHFI	$6,120,352	$5,732,433

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

The following table presents the LHFI composition by region at June 30, 2014 and reflects a diversified mix of loans by region ($ in thousands):

	June 30, 2014
LHFI Composition by Region (1)	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land loans	$531,651	$45,142	$57,914	$250,057	$35,059	$143,479
Secured by 1-4 family residential properties	1,581,859	28,518	50,499	1,354,515	130,032	18,295
Secured by nonfarm, nonresidential properties	1,544,516	58,766	160,095	796,797	149,227	379,631
Other	250,383	7,569	4,424	164,209	28,192	45,989
Commercial and industrial loans	1,250,146	67,052	10,712	805,120	91,810	275,452
Consumer loans	165,372	15,514	2,898	127,699	16,538	2,723
Other loans	863,073	39,044	46,233	638,622	47,941	91,233
LHFI	$6,187,000	$261,605	$332,775	$4,137,019	$498,799	$956,802

Construction, Land Development and Other Land Loans by Region (1)
Lots	$49,616	$1,846	$27,679	$15,566	$1,160	$3,365
Development	62,201	777	7,573	34,470	1,392	17,989
Unimproved land	132,639	5,402	18,504	63,305	23,574	21,854
1-4 family construction	114,509	20,746	3,507	62,146	2,672	25,438
Other construction	172,686	16,371	651	74,570	6,261	74,833
Construction, land development and other land loans	$531,651	$45,142	$57,914	$250,057	$35,059	$143,479

Loans Secured by Nonfarm, Nonresidential Properties by Region (1)
Income producing:
Retail	$184,843	$14,702	$39,709	$68,149	$18,433	$43,850
Office	207,620	8,912	32,816	85,103	8,219	72,570
Nursing homes/assisted living	125,911	-	-	102,912	5,925	17,074
Hotel/motel	99,120	12,076	16,350	46,667	24,027	-
Industrial	79,698	4,312	7,286	35,661	149	32,290
Health care	28,937	3,539	-	25,348	50	-
Convenience stores	10,086	251	-	5,958	1,294	2,583
Other	153,966	2,389	19,562	82,531	5,023	44,461
Total income producing loans	890,181	46,181	115,723	452,329	63,120	212,828

Owner-occupied:
Office	126,379	3,933	17,191	63,465	10,645	31,145
Churches	93,738	2,314	2,926	44,225	33,082	11,191
Industrial warehouses	82,111	1,051	3,050	28,708	8,038	41,264
Health care	97,851	257	8,807	55,485	14,206	19,096
Convenience stores	56,751	479	1,598	33,304	2,868	18,502
Retail	28,983	539	3,787	18,061	3,125	3,471
Restaurants	35,090	-	2,615	27,096	4,296	1,083
Auto dealerships	8,457	-	176	6,639	1,610	32
Other	124,975	4,012	4,222	67,485	8,237	41,019
Total owner-occupied loans	654,335	12,585	44,372	344,468	86,107	166,803
Loans secured by nonfarm, nonresidential properties	$1,544,516	$58,766	$160,095	$796,797	$149,227	$379,631

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  TNB has not originated or purchased subprime mortgages.  At June 30, 2014, Trustmark held “alt A” mortgages with an aggregate principal balance of $2.0 million (0.05% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

At June 30, 2014, the allowance for loan losses, LHFI, was $66.6 million, an increase of $200 thousand, or 0.3%, when compared with December 31, 2013.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at June 30, 2014, was 159.71%, compared to 190.70% at December 31, 2013.  Allocation of Trustmark’s $66.6 million allowance for loan losses, LHFI, represented 1.20% of commercial LHFI and 0.75% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.08% as of June 30, 2014.  This compares with an allowance to total LHFI of 1.15% at December 31, 2013, which was allocated to commercial LHFI at 1.30% and to consumer and mortgage LHFI at 0.75%.

Recoveries exceeded charge-offs of LHFI for the first six months of 2014 resulting in a net recovery of $654 thousand, or -0.02% of average LHFI, compared to a net recovery of $1.9 million, or -0.07% of average LHFI, during the same time period in 2013.  Florida had the highest recoveries, which totaled $3.0 million for the first six months of 2014.  The decrease in net recoveries can be primarily attributed to a decline in recoveries resulting from impaired LHFI paid off in excess of the book value, net of previous charge-downs, partially offset by an increase in charge-offs of LHFI for the first six months of 2014 principally in the Mississippi market region.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

The following table presents the net charge-offs (recoveries) for LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Alabama	$84	$67	$139	$78
Florida	(525)	(1,426)	(3,049)	(2,275)
Mississippi (1)	1,518	291	2,194	1
Tennessee (2)	87	103	86	352
Texas	57	194	(24)	(57)
Total net charge-offs (recoveries)	$1,221	$(771)	$(654)	$(1,901)

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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of the nonperforming assets, excluding acquired loans and covered other real estate, by geographic market regions for the periods presented ($ in thousands):

	June 30, 2014	December 31, 2013
Nonaccrual LHFI
Alabama	$80	$14
Florida	11,041	12,278
Mississippi (1)	49,430	42,307
Tennessee (2)	4,244	4,390
Texas	6,323	6,249
Total nonaccrual LHFI	71,118	65,238
Other real estate
Alabama	24,541	25,912
Florida	43,207	34,480
Mississippi (1)	18,723	22,766
Tennessee (2)	12,073	12,892
Texas	8,426	10,489
Total other real estate, excluding covered other real estate	106,970	106,539
Total nonperforming assets	$178,088	$171,777

Nonperforming assets/total loans (LHFI and LHFS) and ORE	2.77%	2.84%

Loans past due 90 days or more
LHFI	$1,936	$3,298

LHFS - Guaranteed GNMA serviced loans (3)	$21,810	$21,540

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

During the first six months of 2014, nonperforming LHFI increased $5.9 million, or 9.0%, relative to December 31, 2013 to total $71.1 million, or 1.12% of total LHFI and LHFS.  The increase in nonperforming LHFI was principally the result of one substandard credit migrating to nonaccrual status during the second quarter of 2014.  The following table illustrates nonaccrual LHFI by loan type for the periods presented ($ in thousands):

	June 30, 2014	December 31, 2013
Construction, land development and other land loans	$21,142	$13,327
Secured by 1-4 family residential properties	23,403	21,603
Secured by nonfarm, nonresidential properties	18,659	21,809
Other loans secured by real estate	1,233	1,327
Commercial and industrial	5,762	6,286
Consumer loans	107	151
Other loans	812	735
Total nonaccrual LHFI	$71,118	$65,238

At June 30, 2014, total other real estate, excluding covered other real estate, was $107.0 million, an increase of $431 thousand, or 0.4%, when compared with December 31, 2013.  The increase in other real estate, excluding covered other real estate, was principally due to the $8.7 million increase in the Florida market region, which was substantially offset by decreases in the Mississippi, Texas, Alabama and Tennessee market regions.  The increase in Florida other real estate, excluding covered other real estate, was primarily due to $9.8 million of BancTrust properties foreclosed during the first six months of 2014, which was partially offset by $2.9 million of BancTrust other real estate sold during the first six months of 2014.  Excluding other real estate resulting from the BancTrust acquisition, other real estate, excluding covered other real estate, decreased $4.7 million during the first six months of 2014.  Other real estate, excluding covered other real estate, in the Mississippi market region declined $4.0 million during the first six months of 2014, primarily due to the sale of a $3.3 million commercial property during the second quarter of 2014.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented ($ in thousands):

	June 30, 2014	December 31, 2013
Construction, land development and other land properties	$66,739	$65,273
1-4 family residential properties	12,133	14,696
Nonfarm, nonresidential properties	26,300	26,433
Other real estate properties	1,798	137
Total other real estate, excluding covered other real estate	$106,970	$106,539

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $1.1 million during the first six months of 2014 compared to the same time period in 2013.  The decrease in other real estate, excluding covered other real estate, write-downs is primarily the result of the negative year-over-year comparison of a write-down on an individual property in the Tennessee market region in the second quarter of 2013 as well as stabilizing property values and adequate reserves established in prior periods, which were partially offset by write-downs on BancTrust related other real estate that was revalued during the second quarter of 2014.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Alabama	$885	$62	$923	$62
Florida	(119)	194	253	331
Mississippi (1)	855	(436)	1,460	(152)
Tennessee (2)	618	2,209	707	3,213
Texas	-	794	-	970
Total writedowns of other real estate	$2,239	$2,823	$3,343	$4,424

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	June 30, 2014		December 31, 2013
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land loans	$75,353	$2,130	$98,928	$2,363
Secured by 1-4 family residential properties	133,191	14,565	157,914	16,416
Secured by nonfarm, nonresidential properties	226,967	8,831	287,136	10,945
Other	30,918	2,376	33,948	2,644
Commercial and industrial loans	114,212	336	149,495	394
Consumer loans	14,733	-	18,428	119
Other loans	21,537	1,390	24,141	1,335
Acquired loans	616,911	29,628	769,990	34,216
Less allowance for loan losses, acquired loans	9,770	1,409	7,249	2,387
Net acquired loans	$607,141	$28,219	$762,741	$31,829

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

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2013	$72,942	$6,696	$45,391	$2,460
Loans acquired (2)	790,335	153,900	-	-
Accretion to interest income	35,538	2,628	5,150	159
Payments received, net	(229,618)	(39,281)	(18,976)	(819)
Other	(24,177)	(858)	(3,202)	(137)
Less change in allowance for loan losses, acquired loans	(5,364)	-	1,803	-
Carrying value, net at December 31, 2013	639,656	123,085	30,166	1,663
Accretion to interest income	23,471	1,059	2,047	1
Payments received, net	(132,343)	(28,529)	(5,032)	162
Other	(16,385)	(352)	(1,282)	(484)
Less change in allowance for loan losses, acquired loans	(2,141)	(380)	978	-
Carrying value, net at June 30, 2014	$512,258	$94,883	$26,877	$1,342

(1) "Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property for the periods presented ($ in thousands):

	June 30,	December 31,
	2014	2013
Construction, land development and other land properties	$721	$733
1-4 family residential properties	1,403	1,981
Nonfarm, nonresidential properties	1,748	2,394
Total covered other real estate	$3,872	$5,108

The following table illustrates changes and (losses) gains, net on covered other real estate for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$5,108	$5,741
Transfers from covered loans	218	1,162
FASB ASC 310-30 adjustment for the residual recorded investment	(39)	(470)
Net transfers from covered loans	179	692
Disposals	(632)	(672)
Writedowns	(783)	(614)
Balance at end of period	$3,872	$5,147

(Loss) Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(109)	$76

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first six months of 2014 and 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first six months of 2014 included $1.1 million of amortization of the FDIC indemnification asset, compared to $41 thousand of accretion for the first six months of 2013, as a result of improvements in the expected cash flows and lower loss expectations.  During the first six months of 2014 and 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $561 thousand and $3.7 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

The following table illustrates changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$14,347	$21,774
(Amortization) / Accretion	(1,127)	41
Transfers to FDIC claims	(1,761)	(608)
Change in expected cash flows	(293)	(3,740)
Change in FDIC true-up provision	(300)	(125)
Balance at end of period	$10,866	$17,342

Pursuant to the provisions of the loss-share agreement with the FDIC, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.0 million at June 30, 2014 compared to $1.7 million at December 31, 2013.

Other Earning Assets

Average federal funds sold and securities purchased under reverse repurchase agreements were $4.5 million at June 30, 2014, a decrease of $2.2 million, or 32.3%, when compared with June 30, 2013.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Average other earning assets totaled $36.5 million at June 30, 2014, compared with $34.7 million at June 30, 2013, an increase of $1.8 million, or 5.3%.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.860 billion at both June 30, 2014 and December 31, 2013.  Growth in noninterest-bearing deposits totaled $65.7 million and was substantially offset by a decline in interest-bearing deposits of $65.2 million during the first six months of 2014.  The increase in noninterest-bearing deposits was primarily due to growth in commercial and public demand deposit accounts.  The decrease in interest-bearing deposits resulted primarily from decreases in time deposits and money market deposit accounts, which were partially offset by increases in public interest checking accounts.  Time deposit account balances declined by $175.5 million as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and the $50.0 million term fixed-rate brokered CD which matured on February 25, 2014.  For additional information regarding Trustmark’s brokered deposits, please see the section captioned “Liquidity” included elsewhere in this report.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements and GNMA optional repurchase loans.  Short-term borrowings totaled $620.5 million at June 30, 2014, an increase of $302.6 million when compared with $318.0 million at December 31, 2013.  Of these amounts, $559.3 million and $251.6 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The increase in short-term borrowings resulted primarily from increases in federal funds purchased of $275.0 million and securities sold under repurchase agreements of $32.8 million, which were partially offset by a decrease in GNMA optional repurchase loans of $3.5 million.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements, and thus are not expected to have a significant impact on Trustmark’s liquidity or capital resources.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.224 billion and $1.963 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At June 30, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $147.5 million and $164.0 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At June 30, 2014, Trustmark’s total shareholders’ equity was $1.400 billion, an increase of $44.9 million, or 3.3%, from its level at December 31, 2013.  During the first six months of 2014, shareholders’ equity increased primarily as a result of net income of $61.9 million and was partially offset by common stock dividends of $31.2 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  TNB aims to exceed the well-capitalized guidelines for regulatory capital.  As of June 30, 2014, Trustmark and TNB exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2014.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2014, which Management believes have affected Trustmark’s or TNB's present classification.

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

The following table illustrates Trustmark's and TNB's actual regulatory capital amounts and ratios for the periods presented ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At June 30, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,188,748	14.54%	$654,050	8.00%	n/	a	n/	a
Trustmark National Bank	1,165,481	14.28%	652,784	8.00%	$815,981		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,090,953	13.34%	$327,025	4.00%	n/	a	n/	a
Trustmark National Bank	1,069,227	13.10%	326,392	4.00%	$489,588		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,090,953	9.43%	$462,861	4.00%	n/	a	n/	a
Trustmark National Bank	1,069,227	9.25%	462,214	4.00%	$577,767		5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,665	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831		5.00%

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2014 and 2013 were $0.46.  Trustmark’s indicated dividend for 2014 is $0.92 per common share, which is the same as dividends per common share in 2013.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.926 billion for the first six months of 2014 and represented approximately 83.1% of average liabilities and shareholders’ equity, compared to average deposits of $9.305 billion, which represented 82.4% of average liabilities and shareholders’ equity for the same time period in 2013.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2014, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $26.8 million compared to $42.9 million at December 31, 2013.  At December 31, 2013, Trustmark had $50.0 million in term fixed-rate brokered CDs outstanding.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.  Trustmark’s brokered CDs matured on February 25, 2014. Based on its funding position at the time, Trustmark did not renew the brokered CDs.

At June 30, 2014, Trustmark had $12.0 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger, compared to $18.3 million at December 31, 2013.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds are entitled to 100% FDIC insurance coverage as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At June 30, 2014, Trustmark had $301.0 million upstream federal funds purchased, compared to $20.0 million at December 31, 2013.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided no advances at June 30, 2014 or December 31, 2013.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.842 billion at June 30, 2014.  In addition, at June 30, 2014, Trustmark had $8.2 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $10.5 million at December 31, 2013.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2014, Trustmark had approximately $748.6 million available in repurchase agreement capacity compared to $670.0 million at December 31, 2013.  The increase in repurchase agreement capacity at June 30, 2014, was primarily due to the increase in Trustmark’s investment portfolio.

Another borrowing source is the Discount Window.  At June 30, 2014, Trustmark had approximately $927.2 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $931.6 million at December 31, 2013.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At June 30, 2014, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2014, Trustmark had no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The forward sales contracts are derivative instruments designated as fair value hedges under FASB ASC Topic 815.  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $348.7 million at June 30, 2014, with a negative valuation adjustment of $179 thousand, compared to $214.3 million, with a positive valuation adjustment of $2.0 million as of December 31, 2013.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2014.  The accumulated net after-tax gain related to effective cash flow hedges included in AOCI totaled $554 thousand at June 30, 2014.  Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $403 thousand will be reclassified as an increase to interest expense.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $546 thousand and $121 thousand for the three months ended June 30, 2014 and 2013, respectively.  For the six months ended June 30, 2014 and 2013, the impact was a net positive ineffectiveness of $2.4 million and $1.4 million, respectively.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $342.5 million related to this program, compared to $355.9 million as of December 31, 2013.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of June 30, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $989 thousand compared to $508 thousand as of December 31, 2013.  As of June 30, 2014, Trustmark had posted collateral with a market value of $1.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of June 30, 2014 and December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.4 million and $19.7 million, respectively.  The fair values of these risk participation agreements were immaterial at June 30, 2014 and December 31, 2013.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 1.1% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at April 30, 2014 (the latest available information), compared to a decrease in net interest income of 0.7% at May 31, 2013.  In the event of a 100 basis point decrease in interest rates using static balances at April 30, 2014, it is estimated that net interest income may decrease by 3.2% compared to a 4.3% decrease at May 31, 2013.  At April 30, 2014 and May 31, 2013, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.  The table below summarizes the effect various rate shift scenarios would have on net interest income at April 30, 2014 and May 31, 2013:

	Estimated Annual % Change
	in Net Interest Income
	April 30,	May 31,
	2014	2013
Change in Interest Rates
+200 basis points	1.1%	-0.7%
+100 basis points	0.5%	-0.5%
-100 basis points	-3.2%	-4.3%

As shown in the table above, the interest rate shocks for the first four months of 2014 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a repricing downward of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2014 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of April 30, 2014 (the latest available information), the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 5.8%, compared to a net portfolio value increase of 2.8% at May 31, 2013.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 4.1% at April 30, 2014, compared to a decline of 4.9% at May 31, 2013.  At April 30, 2014 and May 31, 2013, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.  The following table summarizes the effect that various rate shifts would have on net portfolio value at April 30, 2014 and May 31, 2013:
	Estimated % Change
	in Net Portfolio Value
	April 30,	May 31,
	2014	2013
Change in Interest Rates
+200 basis points	5.8%	2.8%
+100 basis points	4.4%	2.5%
-100 basis points	-4.1%	-4.9%

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

At June 30, 2014, the MSR fair value was approximately $65.0 million, compared to $60.1 million at June 30, 2013.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2014, would be a decline in fair value of approximately $2.5 million and $2.0 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

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

Trustmark did not engage in any unregistered sales of equity securities during the second quarter of 2014.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 7, 2014	DATE:	August 7, 2014