Form 10-Q
period 2014-09-30
TRUSTMARK CORP
filed 2014-11-06
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

As of October 31, 2014, there were 67,439,949 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited) September 30, 2014	December 31, 2013
Assets
Cash and due from banks (noninterest-bearing)	$237,497	$345,761
Federal funds sold and securities purchased under reverse repurchase agreements	4,013	7,253
Securities available for sale (at fair value)	2,363,895	2,194,154
Securities held to maturity (fair value: $1,170,213-2014; $1,150,833-2013)	1,169,640	1,168,728
Loans held for sale (LHFS)	135,562	149,169
Loans held for investment (LHFI)	6,333,651	5,798,881
Less allowance for loan losses, LHFI	70,134	66,448
Net LHFI	6,263,517	5,732,433
Acquired loans:
Noncovered loans	564,542	769,990
Covered loans	27,607	34,216
Less allowance for loan losses, acquired loans	11,949	9,636
Net acquired loans	580,200	794,570
Net LHFI and acquired loans	6,843,717	6,527,003
Premises and equipment, net	200,474	207,283
Mortgage servicing rights	67,090	67,834
Goodwill	365,500	372,851
Identifiable intangible assets	35,357	41,990
Other real estate, excluding covered other real estate	97,037	106,539
Covered other real estate	4,146	5,108
FDIC indemnification asset	8,154	14,347
Other assets	564,234	582,363
Total Assets	$12,096,316	$11,790,383

Liabilities
Deposits:
Noninterest-bearing	$2,723,480	$2,663,503
Interest-bearing	6,789,745	7,196,399
Total deposits	9,513,225	9,859,902
Federal funds purchased and securities sold under repurchase agreements	607,851	251,587
Short-term borrowings	316,666	66,385
Long-term FHLB advances	8,003	8,458
Subordinated notes	49,928	49,904
Junior subordinated debt securities	61,856	61,856
Other liabilities	123,689	137,338
Total Liabilities	10,681,218	10,435,430

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,439,788 shares - 2014; 67,372,980 shares - 2013	14,051	14,038
Capital surplus	354,251	349,680
Retained earnings	1,081,161	1,034,966
Accumulated other comprehensive loss, net of tax	(34,365)	(43,731)
Total Shareholders' Equity	1,415,098	1,354,953
Total Liabilities and Shareholders' Equity	$12,096,316	$11,790,383

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on LHFI & LHFS	$66,934	$65,403	$196,351	$194,572
Interest and fees on acquired loans	23,200	19,183	63,236	52,952
Interest on securities:
Taxable	19,712	18,654	58,454	53,740
Tax exempt	1,199	1,274	3,690	3,869
Interest on federal funds sold and securities purchased under reverse repurchase agreements	9	8	20	17
Other interest income	386	372	1,140	1,099
Total Interest Income	111,440	104,894	322,891	306,249
Interest Expense
Interest on deposits	3,606	4,970	11,941	14,950
Interest on federal funds purchased and securities sold under repurchase agreements	180	106	366	275
Other interest expense	1,425	1,389	4,163	4,392
Total Interest Expense	5,211	6,465	16,470	19,617
Net Interest Income	106,229	98,429	306,421	286,632
Provision for loan losses, LHFI	3,058	(3,624)	2,604	(11,438)
Provision for loan losses, acquired loans	1,145	3,292	4,992	1,870
Net Interest Income After Provision for Loan Losses	102,026	98,761	298,825	296,200
Noninterest Income
Service charges on deposit accounts	12,743	13,852	36,157	38,462
Bank card and other fees	7,279	8,929	26,254	26,381
Mortgage banking, net	5,842	8,440	18,862	28,318
Insurance commissions	9,240	8,227	25,637	23,483
Wealth management	8,038	7,520	23,883	21,335
Other, net	(160)	165	18	(3,171)
Security (losses) gains, net	(89)	-	300	378
Total Noninterest Income	42,893	47,133	131,111	135,186
Noninterest Expense
Salaries and employee benefits	56,675	56,043	169,535	165,040
Services and fees	14,489	13,580	42,197	39,428
Net occupancy - premises	6,817	6,644	19,836	19,302
Equipment expense	5,675	6,271	17,949	18,138
ORE/Foreclosure expense	930	3,079	8,081	12,030
FDIC assessment expense	2,644	2,376	7,528	6,773
Other expense	12,964	13,531	39,447	50,153
Total Noninterest Expense	100,194	101,524	304,573	310,864
Income Before Income Taxes	44,725	44,370	125,363	120,522
Income taxes	11,136	11,336	29,874	31,501
Net Income	$33,589	$33,034	$95,489	$89,021

Earnings Per Share
Basic	$0.50	$0.49	$1.42	$1.33
Diluted	$0.50	$0.49	$1.41	$1.33

Dividends Per Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income per consolidated statements of income	$33,589	$33,034	$95,489	$89,021
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on available for sale securities and transferred securities:
Unrealized holding (losses) gains arising during the period	(5,182)	(17,461)	5,814	(60,596)
Less: adjustment for net losses (gains) realized in net income	55	-	(185)	(233)
Change in net unrealized holding losses on securities transferred to held to maturity	1,011	-	2,744	-
Pension and other postretirement benefit plans:
Net change in prior service costs	39	38	116	116
Recognized net loss due to settlement	1,055	518	1,518	842
Recognized net actuarial (gain) loss	(949)	1,009	166	3,038
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	163	(242)	(807)	1,212
Other comprehensive (loss) income, net of tax	(3,808)	(16,138)	9,366	(55,621)
Comprehensive income	$29,781	$16,896	$104,855	$33,400

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2014	2013
Balance, January 1,	$1,354,953	$1,287,369
Net income per consolidated statements of income	95,489	89,021
Other comprehensive income (loss)	9,366	(55,621)
Common stock dividends paid	(46,852)	(46,674)
Common stock issued-net, long-term incentive plans:
Stock options	-	845
Restricted stock	(795)	(963)
Excess tax expense from stock-based compensation arrangements	(353)	(808)
Compensation expense, long-term incentive plans	3,290	2,850
Common stock issued, business combinations	-	53,495
Balance, September 30,	$1,415,098	$1,329,514

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$95,489	$89,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	7,596	(9,568)
Depreciation and amortization	27,088	27,800
Net amortization of securities	5,811	5,390
Securities gains, net	(300)	(378)
Gains on sales of loans, net	(7,853)	(24,220)
Deferred income tax provision	17,400	14,145
Proceeds from sales of loans held for sale	679,037	1,156,310
Purchases and originations of loans held for sale	(656,031)	(1,021,237)
Originations and sales of mortgage servicing rights, net	(8,883)	(15,551)
Increase in bank-owned life insurance	(3,526)	(510)
Net decrease in other assets	5,289	38,854
Net decrease in other liabilities	(11,087)	(3,431)
Other operating activities, net	9,552	7,390
Net cash provided by operating activities	159,582	264,015

Investing Activities
Proceeds from calls and maturities of securities held to maturity	67,352	7,269
Proceeds from calls and maturities of securities available for sale	274,764	642,687
Proceeds from sales of securities available for sale	56,815	67,558
Purchases of securities held to maturity	(63,986)	(35,045)
Purchases of securities available for sale	(497,549)	(1,000,015)
Purchase of bank owned life insurance	-	(100,000)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	3,240	(821)
Net (increase) decrease in loans	(354,281)	59,025
Purchases of premises and equipment	(8,555)	(12,862)
Proceeds from sales of premises and equipment	4,632	3,782
Proceeds from sales of other real estate	37,730	30,389
Investments in tax credit and other partnerships	(5118)	(12,755)
Distributions received for investment in tax credit and other partnerships	7,037	-
Net cash received in business combination	-	89,037
Net cash used in investing activities	(477,919)	(261,751)

Financing Activities
Net (decrease) increase in deposits	(346,677)	150,463
Net increase in federal funds purchased and securities sold under repurchase agreements	356,264	53,636
Net increase (decrease) in short-term borrowings	248,624	(21,174)
Payments on long-term FHLB advances	(138)	(383)
Redemption of junior subordinated debt securities	-	(33,000)
Common stock dividends	(46,852)	(46,674)
Common stock issued-net, long-term incentive plans	(795)	(118)
Excess tax expense from stock-based compensation arrangements	(353)	(808)
Net cash provided by financing activities	210,073	101,942

(Decrease) Increase in cash and cash equivalents	(108,264)	104,206
Cash and cash equivalents at beginning of period	345,761	231,489
Cash and cash equivalents at end of period	$237,497	$335,695

See notes to consolidated financial statements, specifically Note 14 - Statements of Cash Flows.

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

Note 3 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Treasury securities	$100	$-	$-	$100	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	83,354	729	(1,072)	83,011	-	-	-	-
Issued by U.S. Government sponsored agencies	30,719	100	(40)	30,779	100,767	1,858	(55)	102,570
Obligations of states and political subdivisions	159,304	6,200	(41)	165,463	64,538	3,487	-	68,025
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	12,319	524	(15)	12,828	13,368	304	(15)	13,657
Issued by FNMA and FHLMC	209,455	4,086	(121)	213,420	11,816	245	-	12,061
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,606,565	13,065	(16,492)	1,603,138	836,966	1,723	(6,106)	832,583
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	215,284	6,414	(57)	221,641	142,185	956	(1,824)	141,317
Asset-backed securities and structured financial products	32,531	984	-	33,515	-	-	-	-
Total	$2,349,631	$32,102	$(17,838)	$2,363,895	$1,169,640	$8,573	$(8,000)	$1,170,213

December 31, 2013
U.S. Treasury securities	$501	$1	$-	$502	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	129,653	1,125	(1,485)	129,293	-	-	-	-
Issued by U.S. Government sponsored agencies	40,681	19	(521)	40,179	100,159	-	(1,580)	98,579
Obligations of states and political subdivisions	165,810	6,243	(315)	171,738	65,987	2,806	(281)	68,512
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,099	459	(84)	14,474	9,433	142	(72)	9,503
Issued by FNMA and FHLMC	239,880	3,147	(1,909)	241,118	12,724	30	(162)	12,592
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,300,375	12,459	(22,093)	1,290,741	837,393	-	(15,072)	822,321
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	235,317	7,278	(423)	242,172	143,032	85	(3,791)	139,326
Asset-backed securities and structured financial products	62,689	1,248	-	63,937	-	-	-	-
Total	$2,189,005	$31,979	$(26,830)	$2,194,154	$1,168,728	$3,063	$(20,958)	$1,150,833

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2014, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $41.9 million ($25.9 million, net of tax).

During the first quarter of 2014, Trustmark sold its remaining $25.9 million of Collateralized Loan Obligations (CLO) generating a net gain of $389 thousand. These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item in the table shown above.

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$22,911	$(147)	$31,307	$(925)	$54,218	$(1,072)
Issued by U.S. Government sponsored agencies	14,333	(55)	9,940	(40)	24,273	(95)
Obligations of states and political subdivisions	2,286	(7)	4,710	(34)	6,996	(41)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	6,007	(25)	675	(5)	6,682	(30)
Issued by FNMA and FHLMC	36,918	(121)	-	-	36,918	(121)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	820,242	(8,173)	420,054	(14,425)	1,240,296	(22,598)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	27,874	(445)	70,930	(1,436)	98,804	(1,881)
Total	$930,571	$(8,973)	$537,616	$(16,865)	$1,468,187	$(25,838)

December 31, 2013
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,908	$(1,485)	$-	$-	$68,908	$(1,485)
Issued by U.S. Government sponsored agencies	138,478	(2,101)	-	-	138,478	(2,101)
Obligations of states and political subdivisions	55,963	(586)	796	(10)	56,759	(596)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,732	(155)	161	(1)	14,893	(156)
Issued by FNMA and FHLMC	118,466	(2,071)	-	-	118,466	(2,071)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,534,381	(36,750)	23,458	(415)	1,557,839	(37,165)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	177,412	(4,214)	-	-	177,412	(4,214)
Total	$2,108,340	$(47,362)	$24,415	$(426)	$2,132,755	$(47,788)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2014.  There were no other-than-temporary impairments for the nine months ended September 30, 2014 and 2013.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2014	2013	2014	2013
Proceeds from calls and sales of securities	$30,540	$-	$56,815	$64,778
Gross realized gains	67	-	456	394
Gross realized losses	(156)	-	(156)	(16)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2014, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,979	$16,132	$3,194	$3,220
Due after one year through five years	119,935	124,331	11,661	12,394
Due after five years through ten years	83,488	86,120	134,637	138,486
Due after ten years	86,606	86,285	15,813	16,495
	306,008	312,868	165,305	170,595
Mortgage-backed securities	2,043,623	2,051,027	1,004,335	999,618
Total	$2,349,631	$2,363,895	$1,169,640	$1,170,213

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

For the periods presented, LHFI consisted of the following ($ in thousands):

	September 30, 2014	December 31, 2013
Loans secured by real estate:
Construction, land development and other land	$580,794	$596,889
Secured by 1-4 family residential properties	1,625,480	1,485,564
Secured by nonfarm, nonresidential properties	1,560,901	1,415,139
Other	239,819	189,362
Commercial and industrial loans	1,246,753	1,157,614
Consumer loans	168,813	165,308
Other loans	911,091	789,005
LHFI	6,333,651	5,798,881
Less allowance for loan losses, LHFI	70,134	66,448
Net LHFI	$6,263,517	$5,732,433

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2014, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At September 30, 2014 and December 31, 2013, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $88.3 million and $65.2 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual loans for each of the periods ended September 30, 2014 and 2013.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At September 30, 2014 and December 31, 2013, specifically evaluated impaired LHFI totaled $54.1 million and $31.6 million, respectively.  In addition, these specifically evaluated impaired LHFI had a related allowance of $9.0 million and $2.2 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired the full difference between the carrying amount of the loan and the most likely estimate of the asset’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $55 thousand and $2.1 million for the first nine months of 2014 and 2013, respectively.  Provision expense on specifically evaluated impaired LHFI totaled $1.6 million for the first nine months of 2014 compared to provision recapture of $3.5 million for the first nine months of 2013.

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

At September 30, 2014 and December 31, 2013, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $34.2 million and $33.7 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $1.7 million and $3.0 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land	$20,286	$560,508	$580,794
Secured by 1-4 family residential properties	27,017	1,598,463	1,625,480
Secured by nonfarm, nonresidential properties	23,885	1,537,016	1,560,901
Other	1,203	238,616	239,819
Commercial and industrial loans	15,178	1,231,575	1,246,753
Consumer loans	160	168,653	168,813
Other loans	585	910,506	911,091
Total	$88,314	$6,245,337	$6,333,651

	December 31, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total

Loans secured by real estate:
Construction, land development and other land	$13,327	$583,562	$596,889
Secured by 1-4 family residential properties	21,603	1,463,961	1,485,564
Secured by nonfarm, nonresidential properties	21,809	1,393,330	1,415,139
Other	1,327	188,035	189,362
Commercial and industrial loans	6,286	1,151,328	1,157,614
Consumer loans	151	165,157	165,308
Other loans	735	788,270	789,005
Total	$65,238	$5,733,643	$5,798,881

At September 30, 2014 and December 31, 2013, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	September 30, 2014
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment

Loans secured by real estate:
Construction, land development and other land	$27,271	$9,491	$10,795	$20,286	$2,607	$16,806
Secured by 1-4 family residential properties	32,478	1,758	25,259	27,017	431	24,310
Secured by nonfarm, nonresidential properties	26,702	14,420	9,465	23,885	2,163	22,847
Other	1,468	-	1,203	1,203	57	1,265
Commercial and industrial loans	16,624	1,916	13,262	15,178	5,203	10,732
Consumer loans	239	-	160	160	1	156
Other loans	698	-	585	585	263	661
Total	$105,480	$27,585	$60,729	$88,314	$10,725	$76,777

	December 31, 2013
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$24,350	$9,817	$3,510	$13,327	$989	$20,216
Secured by 1-4 family residential properties	26,541	3,095	18,508	21,603	191	24,359
Secured by nonfarm, nonresidential properties	24,879	10,225	11,584	21,809	2,307	20,049
Other	1,375	-	1,327	1,327	122	2,641
Commercial and industrial loans	8,702	2,506	3,780	6,286	1,253	5,513
Consumer loans	286	-	151	151	2	255
Other loans	849	-	735	735	317	767
Total	$86,982	$25,643	$39,595	$65,238	$5,181	$73,800

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

At September 30, 2014, December 31, 2013 and September 30, 2013, LHFI classified as TDRs totaled $12.0 million, $14.8 million and $16.8 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time totaling $7.9 million, $11.1 million and $12.6 million, respectively.  The remaining TDRs at September 30, 2014, December 31, 2013 and September 30, 2013 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.4 million, $1.6 million and $1.7 million at the end of each respective period.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $62 thousand and $703 thousand for the nine months ended September 30, 2014 and 2013, respectively.

The following table illustrates the impact of modifications classified as TDRs for the three and nine months ended September 30, 2014 and 2013 as well as those TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Three Months Ended September 30,
	2014			2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	2	$191	$191	1	$32	$32

	Nine Months Ended September 30,
	2014			2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	16	$1,172	$1,158	6	$412	$358
Secured by nonfarm, nonresidential properties	-	-	-	1	952	952
Commercial and industrial	-	-	-	2	944	937
Other loans	-	-	-	1	2,490	2,490
Total	16	$1,172	$1,158	10	$4,798	$4,737

	Nine Months Ended September 30,
	2014		2013
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	-	$-	1	$9
Secured by 1-4 family residential properties	1	106	4	389
Total	1	$106	5	$398

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

The following tables detail LHFI classified as TDRs by loan type for the periods presented ($ in thousands):

	September 30, 2014
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$4,076	$4,076
Secured by 1-4 family residential properties	1,373	3,940	5,313
Secured by nonfarm, nonresidential properties	-	1,923	1,923
Other loans secured by real estate	-	156	156
Commercial and industrial	-	524	524
Total Troubled Debt Restructurings by Type	$1,373	$10,619	$11,992

	December 31, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$6,247	$6,247
Secured by 1-4 family residential properties	1,320	4,201	5,521
Secured by nonfarm, nonresidential properties	-	2,292	2,292
Other loans secured by real estate	-	167	167
Commercial and industrial	-	549	549
Total Troubled Debt Restructurings by Type	$1,320	$13,456	$14,776

	September 30, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$227	$7,304	$7,531
Secured by 1-4 family residential properties	1,255	4,965	6,220
Secured by nonfarm, nonresidential properties	-	2,349	2,349
Other loans secured by real estate	-	174	174
Commercial and industrial	-	568	568
Total Troubled Debt Restructurings by Type	$1,482	$15,360	$16,842

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

●
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

●
Underwriting/Policy – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within requirements of bank loan policy.  A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled.  Total policy exceptions measure the level of underwriting and other policy exceptions within a loan portfolio.

●
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

●
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

●
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

●
Other Assets Especially Mentioned (OAEM) - (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating.  This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.

●
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

●
Doubtful (RR 9) – a loan with an identified weakness that does not have a valid secondary source of repayment.  Generally these credits have an impaired primary source of repayment and secondary sources are not sufficient to prevent a loss in the credit.  The exact amount of the loss has not been determined at this time.

●	Loss (RR 10) – a loan or a portion of a loan that is deemed to be uncollectible.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014
		Commercial LHFI
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$482,131	$1,774	$37,353	$143	$521,401
Secured by 1-4 family residential properties		129,352	1,692	7,576	263	138,883
Secured by nonfarm, nonresidential properties		1,442,787	31,921	85,081	212	1,560,001
Other		230,604	-	6,700	-	237,304
Commercial and industrial loans		1,210,480	6,007	29,418	847	1,246,752
Consumer loans		198	-	-	-	198
Other loans		890,052	7,670	6,545	586	904,853
		$4,385,604	$49,064	$172,673	$2,051	$4,609,392

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$58,866	$424	$-	$103	$59,393	$580,794
Secured by 1-4 family residential properties	1,451,174	9,411	2,845	23,167	1,486,597	1,625,480
Secured by nonfarm, nonresidential properties	900	-	-	-	900	1,560,901
Other	2,515	-	-	-	2,515	239,819
Commercial and industrial loans	-	-	1	-	1	1,246,753
Consumer loans	166,314	1,870	272	159	168,615	168,813
Other loans	6,238	-	-	-	6,238	911,091
	$1,686,007	$11,705	$3,118	$23,429	$1,724,259	$6,333,651

	December 31, 2013
		Commercial LHFI
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$493,380	$4,383	$47,610	$318	$545,691
Secured by 1-4 family residential properties		119,640	479	7,839	110	128,068
Secured by nonfarm, nonresidential properties		1,313,470	12,620	87,203	399	1,413,692
Other		178,951	-	6,756	235	185,942
Commercial and industrial loans		1,099,429	18,771	37,209	2,187	1,157,596
Consumer loans		496	-	-	-	496
Other loans		777,395	60	4,126	669	782,250
		$3,982,761	$36,313	$190,743	$3,918	$4,213,735

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$50,850	$131	$-	$217	$51,198	$596,889
Secured by 1-4 family residential properties	1,327,624	8,937	2,996	17,939	1,357,496	1,485,564
Secured by nonfarm, nonresidential properties	1,439	8	-	-	1,447	1,415,139
Other	3,418	2	-	-	3,420	189,362
Commercial and industrial loans	13	5	-	-	18	1,157,614
Consumer loans	162,348	2,012	302	150	164,812	165,308
Other loans	6,755	-	-	-	6,755	789,005
	$1,552,447	$11,095	$3,298	$18,306	$1,585,146	$5,798,881

Past Due LHFI

LHFI past due 90 days or more totaled $3.8 million and $3.3 million at September 30, 2014 and December 31, 2013, respectively.  The following tables provide an aging analysis of past due and nonaccrual LHFI by class at September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI

Loans secured by real estate:
Construction, land development and other land	$466	$360	$268	$1,094	$20,286	$559,414	$580,794
Secured by 1-4 family residential properties	6,685	2,893	2,845	12,423	27,017	1,586,040	1,625,480
Secured by nonfarm, nonresidential properties	9,787	3,614	-	13,401	23,885	1,523,615	1,560,901
Other	202	65	-	267	1,203	238,349	239,819
Commercial and industrial loans	1,806	97	454	2,357	15,178	1,229,218	1,246,753
Consumer loans	1,627	243	272	2,142	160	166,511	168,813
Other loans	82	27	-	109	585	910,397	911,091
Total	$20,655	$7,299	$3,839	$31,793	$88,314	$6,213,544	$6,333,651

(1) Past due 90 days or more but still accruing interest.

	December 31, 2013
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$656	$267	$-	$923	$13,327	$582,639	$596,889
Secured by 1-4 family residential properties	7,322	2,115	2,996	12,433	21,603	1,451,528	1,485,564
Secured by nonfarm, nonresidential properties	1,934	110	-	2,044	21,809	1,391,286	1,415,139
Other	2	3	-	5	1,327	188,030	189,362
Commercial and industrial loans	809	198	-	1,007	6,286	1,150,321	1,157,614
Consumer loans	1,866	146	302	2,314	151	162,843	165,308
Other loans	17	-	-	17	735	788,253	789,005
Total	$12,606	$2,839	$3,298	$18,743	$65,238	$5,714,900	$5,798,881

(1) Past due 90 days or more but still accruing interest.

Past Due LHFS

LHFS past due 90 days or more totaled $25.0 million and $21.5 million at September 30, 2014 and December 31, 2013, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2014.  During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which was included in mortgage banking, net for the first nine months of 2013.

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

Commercial Construction LHFI
●	1 to 4 Family
●	Non-1 to 4 Family

The quantitative factors of the allowance methodology reflect a twelve-quarter rolling average of net charge-offs by loan type within each key market region.  This allows for a greater sensitivity to current trends, such as economic changes, as well as current loss profiles and creates a more accurate depiction of historical losses.

Qualitative factors used in the allowance methodology include the following:

●	National and regional economic trends and conditions
●	Impact of recent performance trends
●	Experience, ability and effectiveness of management
●	Adherence to Trustmark’s loan policies, procedures and internal controls
●	Collateral, financial and underwriting exception trends
●	Credit concentrations
●	Acquisitions
●	Catastrophe

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

During the third quarter 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI to incorporate an additional reserve component for commercial nonaccrual loans under $500 thousand.  A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A formal impairment analysis is performed on all commercial nonaccrual LHFI with an outstanding balance of $500 thousand or more, and based upon this analysis LHFI are written down to net realizable value.  These commercial nonaccrual credits under $500 thousand are generally not currently protected by an identified source of repayment or any viable secondary means of repayment and do not have collateral sufficient to extinguish the credit.  For such loans, it is currently unlikely that full repayment of both principal and interest will be realized.  An additional provision of approximately $822 thousand was recorded in the third quarter of 2014 as result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.

The allowance for loan loss methodology segregates the consumer LHFI portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profiles.  These homogeneous pools of loans are shown below:

●	Residential Mortgage
●	Direct Consumer
●	Auto Finance
●	Junior Lien on 1-4 Family Residential Properties
●	Credit Cards
●	Overdrafts

The historical loss experience for these pools is determined by calculating a 12-quarter rolling average of net charge-offs, which is applied to each pool to establish the quantitative aspect of the methodology.  Where, in Management’s estimation, the calculated loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each pool to establish the qualitative aspect of the methodology, which represents the perceived risks across the loan portfolio at the current point in time.  This qualitative methodology utilizes five separate factors made up of unique components that when weighted and combined produce an estimated level of reserve for each of the loan pools.  The five qualitative factors include the following:

●	Economic indicators
●	Performance trends
●	Management experience
●	Lending policy measures
●	Credit concentrations

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$66,448	$78,738
Loans charged-off	(10,052)	(10,173)
Recoveries	11,134	11,505
Net recoveries	1,082	1,332
Provision for loan losses, LHFI	2,604	(11,438)
Balance at end of period	$70,134	$68,632

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at September 30, 2014 and 2013, respectively ($ in thousands):

	2014
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$13,165	$(604)	$3,413	$(6,139)	$9,835
Secured by 1-4 family residential properties	9,633	(2,306)	861	1,986	10,174
Secured by nonfarm, nonresidential properties	19,672	(240)	400	1,099	20,931
Other	2,080	(277)	-	571	2,374
Commercial and industrial loans	15,522	(1,787)	1,321	4,490	19,546
Consumer loans	2,405	(1,304)	2,760	(1,631)	2,230
Other loans	3,971	(3,534)	2,379	2,228	5,044
Total allowance for loan losses, LHFI	$66,448	$(10,052)	$11,134	$2,604	$70,134

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land			$2,607	$7,228	$9,835
Secured by 1-4 family residential properties			431	9,743	10,174
Secured by nonfarm, nonresidential properties			2,163	18,768	20,931
Other			57	2,317	2,374
Commercial and industrial loans			5,203	14,343	19,546
Consumer loans			1	2,229	2,230
Other loans			263	4,781	5,044
Total allowance for loan losses, LHFI			$10,725	$59,409	$70,134

	2013
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$21,838	$(1,091)	$2,561	$(7,419)	$15,889
Secured by 1-4 family residential properties	12,957	(839)	363	(3,723)	8,758
Secured by nonfarm, nonresidential properties	21,096	(572)	64	(1,828)	18,760
Other	2,197	(910)	80	497	1,864
Commercial and industrial loans	14,319	(1,225)	2,190	2,004	17,288
Consumer loans	3,087	(1,789)	3,561	(2,256)	2,603
Other loans	3,244	(3,747)	2,686	1,287	3,470
Total allowance for loan losses, LHFI	$78,738	$(10,173)	$11,505	$(11,438)	$68,632

			Disaggregated by Impairment Method
			Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land			$957	$14,932	$15,889
Secured by 1-4 family residential properties			260	8,498	8,758
Secured by nonfarm, nonresidential properties			2,733	16,027	18,760
Other			37	1,827	1,864
Commercial and industrial loans			5,393	11,895	17,288
Consumer loans			2	2,601	2,603
Other loans			324	3,146	3,470
Total allowance for loan losses, LHFI			$9,706	$58,926	$68,632

Note 5 – Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	September 30, 2014		December 31, 2013
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$64,808	$1,721	$98,928	$2,363
Secured by 1-4 family residential properties	120,366	14,114	157,914	16,416
Secured by nonfarm, nonresidential properties	214,806	8,270	287,136	10,945
Other	28,036	2,949	33,948	2,644
Commercial and industrial loans	103,185	327	149,495	394
Consumer loans	11,236	-	18,428	119
Other loans	22,105	226	24,141	1,335
Acquired loans	564,542	27,607	769,990	34,216
Less allowance for loan losses, acquired loans	11,136	813	7,249	2,387
Net acquired loans	$553,406	$26,794	$762,741	$31,829

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

The following table presents the adjusted fair value of loans acquired as of the date of the BancTrust acquisition ($ in thousands):

At acquisition date:	February 15, 2013
Contractually required principal and interest	$1,256,669
Nonaccretable difference	201,324
Cash flows expected to be collected	1,055,345
Accretable yield	98,394
FASB ASC Topic 310-20 discount	12,716
Fair value of loans at acquisition	$944,235

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2013	$72,942	$6,696	$45,391	$2,460
Loans acquired (2)	790,335	153,900	-	-
Accretion to interest income	35,538	2,628	5,150	159
Payments received, net	(229,618)	(39,281)	(18,976)	(819)
Other	(24,177)	(858)	(3,202)	(137)
Less change in allowance for loan losses, acquired loans	(5,364)	-	1,803	-
Carrying value, net at December 31, 2013	639,656	123,085	30,166	1,663
Accretion to interest income	35,423	1,442	3,010	(1)
Payments received, net	(185,880)	(37,437)	(7,831)	126
Other	(26,284)	(486)	(1,429)	(484)
Less change in allowance for loan losses, acquired loans	4,400	(513)	1,129	445
Carrying value, net at September 30, 2014	$467,315	$86,091	$25,045	$1,749

(1) "Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

Under FASB ASC Topic 310-30, the accretable yield is the excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  The following table presents changes in the accretable yield for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Accretable yield at beginning of period	$(109,006)	$(26,383)
Additions due to acquisition (1)	-	(98,394)
Accretion to interest income	38,433	28,927
Disposals	14,520	11,167
Reclassification to / (from) nonaccretable difference (2)	(26,826)	(25,772)
Accretable yield at end of period	$(82,879)	$(110,455)

(1) Accretable yield on loans acquired from BancTrust on February 15, 2013, adjusted for measurement period adjustments.
(2) Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	5,603	(611)	4,992
Loans charged-off	(3,310)	(917)	(4,227)
Recoveries	1,594	(46)	1,548
Net charge-offs	(1,716)	(963)	(2,679)
Balance at September 30, 2014	$11,136	$813	$11,949

	Noncovered	Covered	Total
Balance at January 1, 2013	$1,885	$4,190	$6,075
Provision for loan losses, acquired loans	3,038	(1,168)	1,870
Loans charged-off	(3,028)	(663)	(3,691)
Recoveries	1,112	(33)	1,079
Net charge-offs	(1,916)	(696)	(2,612)
Balance at September 30, 2013	$3,007	$2,326	$5,333

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land		24,028	300	30,121	6,295	$60,744
Secured by 1-4 family residential properties		28,487	855	9,856	399	39,597
Secured by nonfarm, nonresidential properties		164,492	3,818	44,726	1,770	214,806
Other		22,882	94	4,769	284	28,029
Commercial and industrial loans		78,663	861	19,755	3,906	103,185
Consumer loans		4	-	-	-	4
Other loans		19,724	-	2,350	-	22,074
Total noncovered loans		338,280	5,928	111,577	12,654	468,439

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land		140	-	1,039	395	1,574
Secured by 1-4 family residential properties		1,644	248	1,190	-	3,082
Secured by nonfarm, nonresidential properties		4,693	230	3,077	-	8,000
Other		742	115	727	777	2,361
Commercial and industrial loans		159	25	143	-	327
Consumer loans		-	-	-	-	-
Other loans		226	-	-	-	226
Total covered loans		7,604	618	6,176	1,172	15,570
Total acquired loans		$345,884	$6,546	$117,753	$13,826	$484,009

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$3,695	$58	$311	$-	$4,064	$64,808
Secured by 1-4 family residential properties	75,408	2,160	3,061	140	80,769	120,366
Secured by nonfarm, nonresidential properties	-	-	-	-	-	214,806
Other	7	-	-	-	7	28,036
Commercial and industrial loans	-	-	-	-	-	103,185
Consumer loans	11,000	164	68	-	11,232	11,236
Other loans	31	-	-	-	31	22,105
Total noncovered loans	90,141	2,382	3,440	140	96,103	564,542

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	147	-	-	-	147	1,721
Secured by 1-4 family residential properties	10,133	546	353	-	11,032	14,114
Secured by nonfarm, nonresidential properties	270	-	-	-	270	8,270
Other	554	-	34	-	588	2,949
Commercial and industrial loans	-	-	-	-	-	327
Consumer loans	-	-	-	-	-	-
Other loans	-	-	-	-	-	226
Total covered loans	11,104	546	387	-	12,037	27,607
Total acquired loans	$101,245	$2,928	$3,827	$140	$108,140	$592,149

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

	December 31, 2013
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land		$39,075	$2,506	$42,486	$8,445	$92,512
Secured by 1-4 family residential properties		33,810	2,983	17,422	538	54,753
Secured by nonfarm, nonresidential properties		184,594	9,027	88,952	4,563	287,136
Other		28,156	1,437	4,071	184	33,848
Commercial and industrial loans		116,818	2,248	24,084	6,039	149,189
Consumer loans		21	-	-	-	21
Other loans		21,881	-	882	1,306	24,069
Total noncovered loans		424,355	18,201	177,897	21,075	641,528

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land		228	-	1,126	771	2,125
Secured by 1-4 family residential properties		1,629	430	1,798	-	3,857
Secured by nonfarm, nonresidential properties		5,446	109	4,723	-	10,278
Other		832	134	717	2	1,685
Commercial and industrial loans		254	28	112	-	394
Consumer loans		-	-	-	-	-
Other loans		271	-	414	646	1,331
Total covered loans		8,660	701	8,890	1,419	19,670
Total acquired loans		$433,015	$18,902	$186,787	$22,494	$661,198

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$5,813	$108	$495	$-	$6,416	$98,928
Secured by 1-4 family residential properties	95,987	3,599	3,466	109	103,161	157,914
Secured by nonfarm, nonresidential properties	-	-	-	-	-	287,136
Other	100	-	-	-	100	33,948
Commercial and industrial loans	306	-	-	-	306	149,495
Consumer loans	18,076	239	92	-	18,407	18,428
Other loans	72	-	-	-	72	24,141
Total noncovered loans	120,354	3,946	4,053	109	128,462	769,990

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	133	77	28	-	238	2,363
Secured by 1-4 family residential properties	11,179	428	952	-	12,559	16,416
Secured by nonfarm, nonresidential properties	495	-	172	-	667	10,945
Other	617	342	-	-	959	2,644
Commercial and industrial loans	-	-	-	-	-	394
Consumer loans	119	-	-	-	119	119
Other loans	4	-	-	-	4	1,335
Total covered loans	12,547	847	1,152	-	14,546	34,216
Total acquired loans	$132,901	$4,793	$5,205	$109	$143,008	$804,206

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

At September 30, 2014 and December 31, 2013, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At September 30, 2014, approximately $988 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $2.4 million of acquired loans at December 31, 2013.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by class at September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$176	$1,208	$24,675	$26,059	$201	$38,548	$64,808
Secured by 1-4 family residential properties	2,211	900	5,143	8,254	214	111,898	120,366
Secured by nonfarm, nonresidential properties	1,984	260	13,520	15,764	-	199,042	214,806
Other	-	-	747	747	-	27,289	28,036
Commercial and industrial loans	381	328	1,512	2,221	495	100,469	103,185
Consumer loans	105	60	68	233	-	11,003	11,236
Other loans	27	-	-	27	-	22,078	22,105
Total noncovered loans	4,884	2,756	45,665	53,305	910	510,327	564,542

Covered loans:
Loans secured by real estate:
Construction, land development and other land	-	-	395	395	-	1,326	1,721
Secured by 1-4 family residential properties	748	4	484	1,236	-	12,878	14,114
Secured by nonfarm, nonresidential properties	1,534	-	-	1,534	-	6,736	8,270
Other	253	-	1,126	1,379	-	1,570	2,949
Commercial and industrial loans	10	-	41	51	78	198	327
Consumer loans	-	-	-	-	-	-	-
Other loans	-	-	-	-	-	226	226
Total covered loans	2,545	4	2,046	4,595	78	22,934	27,607
Total acquired loans	$7,429	$2,760	$47,711	$57,900	$988	$533,261	$592,149

(1) Past due 90 days or more but still accruing interest.
(2) Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2013
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$1,648	$468	$31,744	$33,860	$67	$65,001	$98,928
Secured by 1-4 family residential properties	3,901	1,166	7,589	12,656	116	145,142	157,914
Secured by nonfarm, nonresidential properties	4,851	3,127	15,421	23,399	461	263,276	287,136
Other	40	-	1,922	1,962	33	31,953	33,948
Commercial and industrial loans	526	217	3,387	4,130	1,170	144,195	149,495
Consumer loans	205	34	92	331	-	18,097	18,428
Other loans	-	-	153	153	20	23,968	24,141
Total noncovered loans	11,171	5,012	60,308	76,491	1,867	691,632	769,990

Covered loans:
Loans secured by real estate:
Construction, land development and other land	87	-	553	640	445	1,278	2,363
Secured by 1-4 family residential properties	515	358	1,142	2,015	-	14,401	16,416
Secured by nonfarm, nonresidential properties	243	1,662	793	2,698	-	8,247	10,945
Other	571	139	2	712	-	1,932	2,644
Commercial and industrial loans	13	-	-	13	41	340	394
Consumer loans	-	-	-	-	-	119	119
Other loans	-	-	646	646	-	689	1,335
Total covered loans	1,429	2,159	3,136	6,724	486	27,006	34,216
Total acquired loans	$12,600	$7,171	$63,444	$83,215	$2,353	$718,638	$804,206

(1) Past due 90 days or more but still accruing interest.
(2) Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

The activity in mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$67,834	$47,341
Origination of servicing assets	8,884	15,551
Change in fair value:
Due to market changes	(3,060)	7,881
Due to runoff	(6,568)	(7,623)
Balance at end of period	$67,090	$63,150

During the first nine months of 2014 and 2013, Trustmark sold $671.2 million and $1.132 billion, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $7.9 million for the first nine months of 2014 compared to $24.2 million for the first nine months of 2013.  Trustmark's mortgage loans serviced for others totaled $5.586 billion at September 30, 2014, compared with $5.461 billion at December 31, 2013.  The table below details the mortgage loans sold and serviced for others for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Federal National Mortgage Association	$3,556,490	$3,499,659
Government National Mortgage Association	1,916,010	1,830,420
Federal Home Loan Mortgage Corporation	83,250	92,599
Other	30,023	38,998
Total mortage loans sold and serviced for others	$5,585,773	$5,461,676

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties.  Generally, putback requests may be made until the loan is paid in full.  However, mortgage loans delivered to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Lending and Selling Representations and Warranties Framework updated in May 2014, which provides certain instances in which a mortgage loan is eligible for relief from selling representations and warranties, such as payment history and quality control review.

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses, included in other noninterest expense, incurred by Trustmark during the first nine months of 2014 and 2013 were $450 thousand and $1.0 million, respectively.

Changes in the reserve for mortgage loan servicing putback expense were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$1,050	$7,800
Provision for putback expenses	450	1,050
Losses	(403)	(3,867)
Balance at end of period	$1,097	$4,983

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

Mortgage loans covered by the Resolution Agreement executed with FNMA are only subject to putback risk due to borrower fraud or systemic risk.  Trustmark’s exposure to putback requests for loans sold to FNMA, which were originated after 2008, has improved as a result of industry-wide guidelines and process enhancements implemented since that time.  Trustmark’s exposure to putback requests for loans sold to GNMA has improved as a result of declining delinquency ratios.  Please refer to the “Past Due LHFS” section included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI for additional information regarding mortgage loans sold to GNMA.

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

Note 7 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At September 30, 2014, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$106,539	$78,189
Additions (1)	29,972	73,890
Disposals	(34,641)	(29,605)
Write-downs	(4,833)	(6,145)
Balance at end of period	$97,037	$116,329

Gain (Loss), net on the sale of other real estate included in ORE/Foreclosure expense	$2,847	$(110)

(1) Additions at September 30, 2013 included $40.1 million of other real estate acquired from BancTrust on February 15, 2013.

Other real estate, excluding covered other real estate, by type of property consisted of the following for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Construction, land development and other land properties	$63,127	$65,273
1-4 family residential properties	9,998	14,696
Nonfarm, nonresidential properties	22,251	26,433
Other real estate properties	1,661	137
Total other real estate, excluding covered other real estate	$97,037	$106,539

Other real estate, excluding covered other real estate, by geographic location consisted of the following for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Alabama	$24,256	$25,912
Florida	36,608	34,480
Mississippi (1)	16,419	22,766
Tennessee (2)	11,347	12,892
Texas	8,407	10,489
Total other real estate, excluding covered other real estate	$97,037	$106,539

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the nine months ended September 30, 2014 and 2013, changes and (losses) gains, net on covered other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$5,108	$5,741
Transfers from covered loans	690	1,380
FASB ASC 310-30 adjustment for the residual recorded investment	9	(541)
Net transfers from covered loans	699	839
Disposals	(870)	(848)
Write-downs	(791)	(640)
Balance at end of period	$4,146	$5,092

(Loss) Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(132)	$47

Covered other real estate by type of property consisted of the following for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Construction, land development and other land properties	$713	$733
1-4 family residential properties	1,267	1,981
Nonfarm, nonresidential properties	2,166	2,394
Total covered other real estate	$4,146	$5,108

Note 8 – FDIC Indemnification Asset

Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.9 million and $1.7 million at September 30, 2014 and December 31, 2013, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first nine months of 2014 and 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first nine months of 2014 and 2013 included $1.6 million and $141 thousand, respectively, of amortization of the FDIC indemnification asset, as a result of improvements in the expected cash flows and lower loss expectations.  During the first nine months of 2014 and 2013, other noninterest income included a reduction of the FDIC indemnification asset of $507 thousand and $3.3 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

For the nine months ended September 30, 2014 and 2013, changes in the FDIC indemnification asset were as follows ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$14,347	$21,774
(Amortization) Accretion	(1,633)	(141)
Transfers to FDIC claims	(4,021)	(1,097)
Change in expected cash flows	(373)	(3,251)
Change in FDIC true-up provision	(166)	(200)
Balance at end of period	$8,154	$17,085

Note 9 – Deposits

Deposits consisted of the following for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Noninterest-bearing demand deposits	$2,723,480	$2,663,503
Interest-bearing demand	1,819,986	1,923,701
Savings	2,942,663	2,997,294
Time	2,027,096	2,275,404
Total	$9,513,225	$9,859,902

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

The following table presents information regarding net periodic benefit cost for Trustmark’s qualified pension plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$123	$148	$372	$446
Interest cost	1,328	1,252	3,971	3,506
Expected return on plan assets	(1,563)	(2,060)	(4,681)	(5,660)
Recognized net loss due to settlement	1,709	838	2,459	1,363
Recognized net actuarial (gain) loss	(1,701)	1,374	(229)	4,142
Net periodic benefit cost	$(104)	$1,552	$1,892	$3,797

The range of potential contributions to Trustmark’s qualified pension plans is determined annually by the plans’ actuary in accordance with applicable IRS rules and regulations.  Trustmark's policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and are deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plans’ funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2014, the minimum required contribution for Trustmark’s qualified pension plan was expected to be $1.8 million prior to the passage of the Highway and Transportation Funding Act (HATFA).  As of September 30, 2014, approximately $1.0 million had been contributed.  HATFA extends the pension funding relief for several more years and is mandatory for 2014.  As a result of HATFA, there is no minimum required contribution for the plan year ending December 31, 2014.  Therefore, it is not anticipated that any additional contributions will be made during 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net periodic benefit cost:
Service cost	$74	$150	$222	$448
Interest cost	548	484	1,650	1,452
Amortization of prior service cost	63	62	188	188
Recognized net actuarial loss	164	260	497	778
Net periodic benefit cost	$849	$956	$2,557	$2,866

Note 11 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  At September 30, 2014, no awards remain outstanding under the 1997 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

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

The following table summarizes the stock and incentive plans’ vesting periods and contractual terms in years:

	Vesting Period	Contractual Term
Stock option awards - 1997 plan	4	10
Stock option awards - 2005 plan	5	7
Performance awards (includes acheivement shares for grants after 2013)	3	-
Achievement shares from performance grants prior to 2013	3	-
Time-vested awards	3	-

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended September 30, 2014
	Stock Options	Performance Awards	Time-Vested Awards
Outstanding/nonvested shares, beginning of period	-	184,133	331,183
Forfeited	-	-	(1,249)
Outstanding/nonvested shares, end of period	-	184,133	329,934

	Nine Months Ended September 30, 2014
	Stock Options	Performance Awards	Time-Vested Awards
Outstanding/nonvested shares, beginning of period	105,450	160,520	291,634
Granted	-	73,726	104,190
Exercised or released from restriction	-	(38,580)	(60,706)
Expired	(105,450)	-	-
Forfeited	-	(11,533)	(5,184)
Outstanding/nonvested shares, end of period	-	184,133	329,934

The following table presents information regarding compensation expense for stock and incentive plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Compensation expense - stock and incentive plans:	2014	2013	2014	2013
Performance awards	$267	$222	$797	$620
Time-vested awards	788	754	2,493	2,230
Total	$1,055	$976	$3,290	$2,850

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.443 billion and $2.064 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process. At September 30, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $137.1 million and $148.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2014, the fair value of collateral held was $32.7 million.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic shares	67,440	67,177	67,430	66,779
Dilutive shares	169	205	150	184
Diluted shares	67,609	67,382	67,580	66,963

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted-average antidilutive stock awards	-	270	42	379

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Income taxes paid	$13,205	$14,220
Interest expense paid on deposits and borrowings	16,361	18,656
Noncash transfers from loans to foreclosed properties (1)	30,671	34,226
Assets acquired in business combinations	-	1,845,930
Liabilities assumed in business combinations	-	1,821,066

(1) Includes transfers from covered loans to foreclosed properties

During the first quarter of 2014, Trustmark identified an error in its Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and the year ended December 31, 2013.  Trustmark incorrectly reported its investment in bank owned life insurance during the third quarter of 2013 as an operating activity instead of as an investing activity.  During the third quarter of 2014, Trustmark identified an error in its Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and the years ended December 31, 2013 and 2012.  Trustmark incorrectly reported its investments in tax credit and other partnerships as an operating activity instead of as an investing activity.  The errors occurred in the reported Consolidated Statements of Cash Flows and had no impact on the cash and cash equivalents at the end of the period within the Consolidated Statements of Cash Flows for the affected, or any prior or subsequent, periods.  The errors did not affect any reported amounts in any other component of Trustmark's consolidated financial statements for the affected, or any prior or subsequent, periods.  Trustmark has evaluated the impact of the errors in accordance with FASB ASC Topic 250-10, "Accounting Changes and Error Corrections," and deemed these changes immaterial to its consolidated financial statements taken as a whole.  In addition, Management has identified the cause of the errors and taken steps to prevent a future reoccurrence.

The following table reflects the changes to the Consolidated Statements of Cash Flows for the periods presented ($ in thousands):

	As Reported	Adjustment	As Adjusted

Nine Months Ended September 30, 2013:
Net cash provided by operating activities	$151,260	$112,755	$264,015
Net cash used in investing activities	(148,996)	(112,755)	(261,751)
Net cash provided by financing activities	101,942	-	101,942
Increase in cash and cash equivalents	104,206	-	104,206
Cash and cash equivalents at beginning of period	231,489	-	231,489
Cash and cash equivalents at end of period	$335,695	$-	$335,695

Year Ended December 31, 2013:
Net cash provided by operating activities	$155,417	$145,766	$301,183
Net cash used in investing activities	(113,201)	(145,766)	(258,967)
Net cash provided by financing activities	72,056	-	72,056
Increase in cash and cash equivalents	114,272	-	114,272
Cash and cash equivalents at beginning of year	231,489	-	231,489
Cash and cash equivalents at end of year	$345,761	$-	$345,761

Year Ended December 31, 2012:
Net cash provided by operating activities	$92,125	$20,152	$112,277
Net cash provided by (used in) investing activities	193,891	(20,152)	173,739
Net cash used in financing activities	(257,152)	-	(257,152)
Increase in cash and cash equivalents	28,864	-	28,864
Cash and cash equivalents at beginning of year	202,625	-	202,625
Cash and cash equivalents at end of year	$231,489	$-	$231,489

Note 15 – Shareholders' Equity

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of September 30, 2014, Trustmark and TNB exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2014.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2014, which Management believes have affected Trustmark’s or TNB's present classification.

The following table provides Trustmark's and TNB's actual regulatory capital amounts and ratios for the periods presented ($ in thousands):

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At September 30, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,218,220	14.70%	$663,009	8.00%	n/	a	n/	a
Trustmark National Bank	1,194,589	14.44%	661,737	8.00%	$827,171		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,116,166	13.47%	$331,504	4.00%	n/	a	n/	a
Trustmark National Bank	1,094,124	13.23%	330,868	4.00%	$496,302		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,116,166	9.54%	$467,917	4.00%	n/	a	n/	a
Trustmark National Bank	1,094,124	9.37%	467,135	4.00%	$583,919		5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831		5.00%

Accumulated Other Comprehensive Loss

The following table presents the components of other comprehensive income (loss) and the related tax effects allocated to each component for the nine months ended September 30, 2014 and 2013 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to settlement and recognized net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Nine Months Ended September 30, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$9,415	$(3,601)	$5,814
Reclassification adjustment for net gains realized in net income	(300)	115	(185)
Change in net unrealized holding loss on securities transferred to held to maturity	4,444	(1,700)	2,744
Total securities available for sale and transferred securities	13,559	(5,186)	8,373
Pension and other postretirement benefit plans:
Net change in prior service costs	188	(72)	116
Recognized net loss due to settlement	2,459	(941)	1,518
Recognized net actuarial loss	268	(102)	166
Total pension and other postretirement benefit plans	2,915	(1,115)	1,800
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(1,307)	500	(807)
Total other comprehensive income	$15,167	$(5,801)	$9,366

Nine Months Ended September 30, 2013:
Securities available for sale:
Unrealized holding losses arising during the period	$(98,130)	$37,534	$(60,596)
Reclassification adjustment for net gains realized in net income	(378)	145	(233)
Total securities available for sale	(98,508)	37,679	(60,829)
Pension and other postretirement benefit plans:
Net change in prior service costs	188	(72)	116
Recognized net loss due to settlement	1,363	(521)	842
Recognized net actuarial loss	4,920	(1,882)	3,038
Total pension and other postretirement benefit plans	6,471	(2,475)	3,996
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	1,963	(751)	1,212
Total other comprehensive loss	$(90,074)	$34,453	$(55,621)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods ended September 30, 2014 and 2013 ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2014	$(25,462)	$(19,793)	$1,524	$(43,731)
Other comprehensive income (loss) before reclassification	8,558	1,800	(807)	9,551
Amounts reclassified from accumulated other comprehensive loss	(185)	-	-	(185)
Net other comprehensive income (loss)	8,373	1,800	(807)	9,366
Balance at September 30, 2014	$(17,089)	$(17,993)	$717	$(34,365)

Balance at January 1, 2013	$44,935	$(41,540)	$-	$3,395
Other comprehensive (loss) income before reclassification	(60,596)	3,996	1,212	(55,388)
Amounts reclassified from accumulated other comprehensive loss	(233)	-	-	(233)
Net other comprehensive (loss) income	(60,829)	3,996	1,212	(55,621)
Balance at September 30, 2013	$(15,894)	$(37,544)	$1,212	$(52,226)

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2014 and the year ended December 31, 2013.

	September 30, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$-	$100	$-
U.S. Government agency obligations	113,790	-	113,790	-
Obligations of states and political subdivisions	165,463	-	165,463	-
Mortgage-backed securities	2,051,027	-	2,051,027	-
Asset-backed securities and structured financial products	33,515	-	33,515	-
Securities available for sale	2,363,895	-	2,363,895	-
Loans held for sale	135,562	-	135,562	-
Mortgage servicing rights	67,090	-	-	67,090
Other assets - derivatives	5,034	(500)	4,194	1,340
Other liabilities - derivatives	3,746	181	3,565	-

	December 31, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$502	$-	$502	$-
U.S. Government agency obligations	169,472	-	169,472	-
Obligations of states and political subdivisions	171,738	-	171,738	-
Mortgage-backed securities	1,788,505	-	1,788,505	-
Asset-backed securities and structured financial products	63,937	-	63,937	-
Securities available for sale	2,194,154	-	2,194,154	-
Loans held for sale	149,169	-	149,169	-
Mortgage servicing rights	67,834	-	-	67,834
Other assets - derivatives	4,994	(2,579)	7,447	126
Other liabilities - derivatives	3,298	581	2,717	-

The changes in Level 3 assets measured at fair value on a recurring basis for the periods ended September 30, 2014 and 2013 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2014	$67,834	$126
Total net (losses) gains included in Mortgage banking, net (1)	(9,628)	3,508
Additions	8,884	-
Sales	-	(2,294)
Balance, September 30, 2014	$67,090	$1,340

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2014	$(3,060)	$807

Balance, January 1, 2013	$47,341	$2,284
Total net gains included in Mortgage banking, net (1)	258	7,558
Additions	15,551	-
Sales	-	(7,795)
Balance, September 30, 2013	$63,150	$2,047

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2013	$7,881	$954

(1) Total net (losses) gains included in net income relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2014, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2014, Trustmark had outstanding balances of $54.1 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $31.6 million at December 31, 2013.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At September 30, 2014, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $30.0 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2014 compared with $73.9 million for the same period in 2013.  Foreclosed assets measured at fair value upon initial recognition for the nine months ended September 30, 2013 included $40.1 million of other real estate acquired from BancTrust.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $9.3 million and $9.2 million for the first nine months of 2014 and 2013, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $40.6 million of foreclosed assets were remeasured during the first nine months of 2014, requiring write-downs of $4.8 million to reach their current fair values compared to $35.0 million of foreclosed assets that were remeasured during the first nine months of 2013, requiring write-downs of $6.1 million.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013, are as follows ($ in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$241,510	$241,510	$353,014	$353,014
Securities held to maturity	1,169,640	1,170,213	1,168,728	1,150,833
Level 3 Inputs:
Net LHFI	6,263,517	6,348,938	5,732,433	5,787,408
Net acquired loans	580,200	580,200	794,570	794,570
FDIC indemnification asset	8,154	8,154	14,347	14,347

Financial Liabilities:
Level 2 Inputs:
Deposits	9,513,225	9,518,584	9,859,902	9,866,118
Short-term liabilities	924,517	924,517	317,972	317,972
Long-term FHLB advances	8,003	8,014	8,458	8,474
Subordinated notes	49,928	53,665	49,904	53,387
Junior subordinated debt securities	61,856	46,392	61,856	40,206

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at September 30, 2014 and December 31, 2013.

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  These derivative instruments are designated as fair value hedges under FASB ASC Topic 815, “Derivatives and Hedging.”  The ineffective portion of changes in the fair value of the forward sales contracts and changes in the fair value of the loans designated as loans held for sale are recorded in noninterest income in mortgage banking, net.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $175.7 million at September 30, 2014, with a negative valuation adjustment of $623 thousand, compared to $155.8 million, with a positive valuation adjustment of $1.9 million as of December 31, 2013.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2014.  The accumulated net after-tax gain related to effective cash flow hedges included in accumulated other comprehensive loss totaled $717 thousand at September 30, 2014 compared to $1.5 million at December 31, 2013.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $575 thousand will be reclassified as an increase to interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $583 thousand and $1.3 million for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the impact was a net positive ineffectiveness of $3.0 million and $2.7 million, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $107.0 million at September 30, 2014, with a positive valuation adjustment of $1.3 million, compared to $58.5 million, with a positive valuation adjustment of $126 thousand as of December 31, 2013.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $337.9 million related to this program, compared to $355.9 million as of December 31, 2013.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $631 thousand compared to $508 thousand as of December 31, 2013.  As of September 30, 2014, Trustmark had posted collateral with a market value of $1.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of September 30, 2014 and December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.3 million and $19.7 million, respectively.  As of September 30, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.3 million, compared to none at December 31, 2013.  The fair values of these risk participation agreements were immaterial at September 30, 2014 and December 31, 2013.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$1,161	$2,469
Forward contracts included in other liabilities	623	(1,911)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(816)	$(2,662)
Exchange traded purchased options included in other assets	316	83
OTC written options (rate locks) included in other assets	1,340	126
Interest rate swaps included in other assets	3,017	4,962
Credit risk participation agreements included in other assets	16	16
Exchange traded written options included in other liabilities	181	581
Interest rate swaps included in other liabilities	2,926	4,628
Credit risk participation agreements included in other liabilities	16	16

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in hedging relationships
Amount of (loss) gain recognized in mortgage banking, net	$(1,765)	$(13,008)	$2,534	$(2,141)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(986)	$2,728	$7,267	$(5,421)
Amount of gain (loss) recognized in bankcard and other fees	3	(203)	(239)	192

The following table discloses the amount included in other comprehensive income (loss) for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss)	$163	$(242)	$(807)	$1,212

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements. Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,178	$-	$4,178	$(1,038)	$(650)	$2,490

Offsetting of Derivative Liabilities
As of September 30, 2014

				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,926	$-	$2,926	$(1,038)	$-	$1,888

Offsetting of Derivative Assets
As of December 31, 2013

				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,431	$-	$7,431	$(967)	$(1,920)	$4,544

Offsetting of Derivative Liabilities
As of December 31, 2013

				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,628	$-	$4,628	$(967)	$-	$3,661

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General Banking
Net interest income	$105,672	$98,135	$305,422	$285,915
Provision for loan losses, net	4,203	(332)	7,596	(9,568)
Noninterest income	25,663	31,443	81,685	90,352
Noninterest expense	86,935	89,198	265,067	274,545
Income before income taxes	40,197	40,712	114,444	111,290
Income taxes	9,535	10,040	26,012	28,216
General banking net income	$30,662	$30,672	$88,432	$83,074

Selected Financial Information
Average assets	$12,013,572	$11,688,102	$11,928,029	$11,383,231
Depreciation and amortization	$8,896	$9,186	$26,289	$26,905

Wealth Management
Net interest income	$467	$192	$749	$480
Noninterest income	7,989	7,459	23,784	21,338
Noninterest expense	6,303	6,294	19,357	18,230
Income before income taxes	2,153	1,357	5,176	3,588
Income taxes	712	446	1,714	1,178
Wealth management net income	$1,441	$911	$3,462	$2,410

Selected Financial Information
Average assets	$263	$461	$1,478	$256
Depreciation and amortization	$48	$39	$143	$118

Insurance
Net interest income	$90	$102	$250	$237
Noninterest income	9,241	8,231	25,642	23,496
Noninterest expense	6,956	6,032	20,149	18,089
Income before income taxes	2,375	2,301	5,743	5,644
Income taxes	889	850	2,148	2,107
Insurance net income	$1,486	$1,451	$3,595	$3,537

Selected Financial Information
Average assets	$77,378	$70,545	$64,808	$67,268
Depreciation and amortization	$188	$258	$656	$777

Consolidated
Net interest income	$106,229	$98,429	$306,421	$286,632
Provision for loan losses, net	4,203	(332)	7,596	(9,568)
Noninterest income	42,893	47,133	131,111	135,186
Noninterest expense	100,194	101,524	304,573	310,864
Income before income taxes	44,725	44,370	125,363	120,522
Income taxes	11,136	11,336	29,874	31,501
Consolidated net income	$33,589	$33,034	$95,489	$89,021

Selected Financial Information
Average assets	$12,091,213	$11,759,108	$11,994,315	$11,450,755
Depreciation and amortization	$9,132	$9,483	$27,088	$27,800

 Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements
ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in August 2014, ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  ASU 2014-14 also provides that upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance (principal and interest) expected to be recovered under the guarantee.  The amendments of ASU 2014-14 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-14.  The adoption of ASU 2014-14 is not expected to have a significant impact to Trustmark’s consolidated financial statements.

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

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04.  For Trustmark, the adoption of ASU 2014-04 will be change in presentation only for the newly required disclosures and is not expected to have a significant impact to Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2014, TNB had total assets of $12.094 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 207 offices and 3,067 full-time equivalent associates located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At September 30, 2014, TNB’s mortgage loan portfolio totaled approximately $1.074 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.586 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also served by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services for TNB customers.  During the second quarter of 2014, TNB moved the administration of Private Banking, previously reported in the Wealth Management Division, to the General Banking Division, which encompasses TNB’s commercial, consumer and mortgage banking products and services.  At September 30, 2014, TNB held assets under management and administration of $10.635 billion and brokerage assets of $1.601 billion.

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

Executive Overview

Recent Economic and Industry Developments

The economy has continued to show moderate signs of improvement; however, lingering economic concerns remain as a result of the cumulative weight of soft U.S. labor markets, slowing growth in markets in Western Europe, as well as in China and other emerging markets, combined with uncertainty regarding the timing of the anticipated tightening of the monetary policy by the Federal Reserve Board.  2014 has been characterized by economic uncertainty and significant volatility in the global markets, which could continue through the remainder of this year.  Doubts surrounding the near-term direction of global markets are expected to persist for some time.

Estimated employment growth in the United States for the first nine months of 2014 was reported to average approximately 227,000 jobs created per month.  The unemployment rate declined to 5.9% as of September 2014, which reflected a decline in the number of jobs lost as well as a decrease in the number of people who rejoined the labor force, which is a less positive driver than job growth.  Consumer confidence reported marginal improvement in the third quarter of 2014, as consumer confidence reported a considerable decline in September 2014 after four consecutive months of improvement.  Consumers reportedly were less optimistic about the current job market as well as the outlook for future job prospects and the overall economy.  In the October 2014 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested overall economic activity continued to expand at a moderate pace during the third quarter reporting period.  According to the Federal Reserve Districts’ reports, overall consumer spending in most districts increased, and activity in the nonfinancial services sector continued to expand in several districts at a moderate pace.  According to the Federal Reserve Districts’ reports, real estate activity varied with most districts reporting low inventories, increasing home prices and mixed demand, while commercial construction activity was generally stronger across the districts reportedly due to higher demand and low vacancy rates.  According to the Federal Reserve Districts’ reports, most districts reported slight to moderate increases in loan volumes while credit quality remained stable or improved slightly during the third quarter reporting period.

The impact of increases in interest rates during the second half of 2013 remained evident in the year-over-year earnings comparisons across the banking industry during the first nine months of 2014.  In the Federal Deposit Insurance Corporation’s (FDIC) second quarter 2014 “Quarterly Banking Profile” (published August 28, 2014), insured institutions reported, in the aggregate, an increase in net income of 5.3% when the second quarter of 2014 is compared to the second quarter of 2013; however, net operating revenue (the sum of net interest income and total noninterest income) for the second quarter of 2014 was reported to be 0.9% lower than the second quarter of 2013, as declines in mortgage revenue and realized gains on securities caused by higher interest rates outweighed the gains in net interest income resulting from a steeper yield curve.  FDIC insured institutions also reported in the second quarter 2014 “Quarterly Banking Profile,” in the aggregate, the lowest quarterly total for net charge-offs since the second quarter of 2007 as charge-offs in all major loan categories, except auto loans, had year-over-year declines; improved noncurrent levels across all major loan categories, except auto loans; declines in loan-loss reserves for the seventeenth consecutive quarter as net charge-offs taken out of reserves exceeded the provisions added to reserves; and increased equity capital as the industry’s core capital (leverage) ratio and the Tier 1 risk-based capital ratio rose to record levels for the industry.  FDIC insured institutions reported in the second quarter 2014 “Quarterly Banking Profile,” in the aggregate, the largest quarterly increase in loan balances since the fourth quarter of 2007 as all major loan categories posted increases during the quarter with the exception of home equity lines of credit.  As noted above, recent market volatility, evidencing uncertainty across a range of metrics, has resulted in significant short-term changes in the interest rate environment, making it all the more difficult to attempt to draw conclusions as to the future interest rate environment for the banking industry from the historical data summarized above.

Financial Highlights

Trustmark continued to achieve solid financial results in the third quarter of 2014, including the sixth consecutive quarter of growth in the loans held for investment (LHFI) portfolio as well as growth in the revenues generated by the Insurance and Wealth Management Divisions.  Trustmark reported net income of $33.6 million, or basic and diluted earnings per share of $0.50 in the third quarter of 2014, compared to $33.0 million, or basic and diluted earnings per share of $0.49 in the third quarter of 2013.  Trustmark’s performance during the quarter ended September 30, 2014, produced a return on average tangible equity of 13.70% and a return on average assets of 1.10% compared to a return on average tangible equity of 14.92% and a return on average assets of 1.11% during the quarter ended September 30, 2013.  For the nine months ended September 30, 2014, Trustmark report net income of $95.5 million, or basic and diluted earnings per share of $1.42 and $1.41, respectively, compared to $89.0 million, or basic and diluted earnings per share of $1.33, for the nine months ended September 30, 2013.  Trustmark’s performance for the nine months ended September 30, 2014, produced a return on average tangible equity of 13.52% and a return on average assets of 1.06% compared to a return on average tangible equity of 13.25% and a return on average assets of 1.04% for the nine months ended September 30, 2013.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable December 15, 2014, to shareholders of record on December 1, 2014.

Net income for the first nine months of 2014 increased $6.5 million, or 7.3%, compared to the same time period in 2013.  The $19.8 million, or 6.9%, increase in net interest income, primarily resulted from increases in interest and fees on acquired loans and taxable interest on securities of $10.3 million and $4.7 million, respectively, and a decrease in interest expense on deposits of $3.0 million.  The growth in net interest income during the period was partially offset by the $14.0 million increase in the provision for loan losses on LHFI, primarily due to a reduction in the amount of reserves release as compared to the same time period in 2013, and the $3.1 million increase in the provision for loan losses on acquired loans, primarily due to acquired loans in which a debt settlement or foreclosure occurred during the second quarter of 2014 for an amount which exceeded the previous loss expectations to date.  Total noninterest income decreased $4.1 million, or 3.0%, as declines in mortgage banking, net, service charges on deposit accounts and bank card and other fees offset gains in all other categories.  The $6.3 million, or 2.0%, decrease in noninterest expense for the first nine months of 2014 was primarily due to a decrease in other noninterest expense as a result of non-routine transaction expenses from the acquisition of BancTrust Financial Group, Inc. (BancTrust) and settlement of the non-sufficient funds and overdraft fees litigation incurred during the first nine months of 2013 as well as a decline in ORE/foreclosure expense during 2014.  Please see the section captioned “Results of Operations” below for a more complete overview of Trustmark’s financial performance for the first nine months of 2014.

Trustmark’s provision for loan losses, LHFI, for the nine months ended September 30, 2014 totaled $2.6 million, an increase of $14.0 million when compared to a negative provision for loan losses, LHFI of $11.4 million for the nine months ended September 30, 2013.  The increase in the provision for loan losses, LHFI during the first nine months of 2014 reflects a decrease in the amount of established reserves being released compared to the same period in 2013 for both new and existing impaired LHFI as well as an increase in the reserve for commercial LHFI portfolio changes and the revised allowance for loan loss methodology for consumer LHFI, which was partially offset by net recoveries of LHFI, changes in the quantitative and qualitative reserve factors, and improved credit quality.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  At September 30, 2014, nonperforming assets, excluding acquired loans and covered other real estate, totaled $185.4 million, an increase of $13.6 million, or 7.9%, compared to December 31, 2013.  Total nonaccrual LHFI were $88.3 million at September 30, 2014, representing an increase of $23.1 million, or 35.4%, relative to December 31, 2013, principally due to one substandard credit migrating to nonaccrual status during the second quarter of 2014 and two substandard credits migrating to nonaccrual status during the third quarter of 2014, which totaled $24.8 million at September 30, 2014.  Total net recoveries of LHFI for the nine months ended September 30, 2014 and 2013 were $1.1 million and $1.3 million, respectively, a decrease of $250 thousand, or 18.8%.

Management has continued to carefully monitor the impact of illiquidity in the financial markets, values of securities and other assets, loan performance, default rates and other financial and macro-economic indicators, in order to navigate the challenging economic environment.  Trustmark has continued to experience improvements in credit quality on LHFI.  As of September 30, 2014, classified LHFI balances decreased $38.8 million, or 15.9%, while criticized LHFI balances decreased $27.4 million, or 9.7%, when compared to balances at September 30, 2013.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

Trustmark did not make significant changes to its loan underwriting standards during the first nine months of 2014.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  Trustmark adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the economic downturn, Trustmark remains cautious in granting credit involving certain categories of real estate as well as making exceptions to its loan policy.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2014.

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

In October 2012, the FRB, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Because Trustmark did not exceed the $10 billion threshold until February 2013, it will not be subject to these stress test requirements until September 2014, with a formal filing requirement of March 2015.  On October 17, 2014, the FRB issued a notice of final rulemaking to switch the testing dates to match the calendar year so that stress tests would use year-end data and capital planning would follow for the next calendar year.  The FRB’s final rule, beginning with the January 1, 2016 annual stress test cycle, requires institutions with total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of December 31 of the preceding year, provide results to the agencies by July 31 of each year and publicly disclose results in October of each year.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Selected Financial Data
($ in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statements of Income
Total interest income	$111,440	$104,894	$322,891	$306,249
Total interest expense	5,211	6,465	16,470	19,617
Net interest income	106,229	98,429	306,421	286,632
Provision for loan losses, LHFI	3,058	(3,624)	2,604	(11,438)
Provision for loan losses, acquired loans	1,145	3,292	4,992	1,870
Noninterest income	42,893	47,133	131,111	135,186
Noninterest expense	100,194	101,524	304,573	310,864
Income before income taxes	44,725	44,370	125,363	120,522
Income taxes	11,136	11,336	29,874	31,501
Net Income	$33,589	$33,034	$95,489	$89,021

Per Share Data
Basic earnings per share	$0.50	$0.49	$1.42	$1.33
Diluted earnings per share	0.50	0.49	1.41	1.33
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	9.43%	9.83%	9.18%	8.92%
Return on average tangible equity	13.70%	14.92%	13.52%	13.25%
Return on average assets	1.10%	1.11%	1.06%	1.04%
Net interest margin (fully taxable equivalent)	4.14%	3.94%	4.09%	3.98%

Credit Quality Ratios (1)
Net charge-offs/average loans	-0.03%	0.04%	-0.02%	-0.03%
Provision for loan losses/average loans	0.19%	-0.25%	0.06%	-0.27%
Nonperforming loans/total loans (incl LHFS*)	1.37%	1.26%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.82%	3.20%
Allowance for loan losses/total loans (excl LHFS*)	1.11%	1.20%

September 30,	2014	2013
Consolidated Balance Sheets
Total assets	$12,096,316	$11,805,197
Securities	3,533,535	3,442,081
Loans held for investment and acquired loans (including LHFS*)	7,061,362	6,691,752
Deposits	9,513,225	9,787,234
Total shareholders' equity	1,415,098	1,329,514

Stock Performance
Market value - close	$23.04	$25.60
Book value	20.98	19.79
Tangible book value	15.04	13.58

Capital Ratios
Total equity/total assets	11.70%	11.26%
Tangible equity/tangible assets	8.67%	8.01%
Tangible equity/risk-weighted assets	12.24%	11.66%
Tier 1 leverage ratio	9.54%	8.78%
Tier 1 common risk-based capital ratio	12.74%	11.92%
Tier 1 risk-based capital ratio	13.47%	12.69%
Total risk-based capital ratio	14.70%	14.02%

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,412,857	$1,333,356	$1,391,085	$1,334,437
Less: Goodwill		(365,500)	(368,482)	(367,880)	(353,485)
Identifiable intangible assets		(36,553)	(45,988)	(38,743)	(43,232)
Total average tangible equity		$1,010,804	$918,886	$984,462	$937,720

PERIOD END BALANCES
Total shareholders' equity		$1,415,098	$1,329,514
Less: Goodwill		(365,500)	(372,463)
Identifiable intangible assets		(35,357)	(44,424)
Total tangible equity	(a)	$1,014,241	$912,627

TANGIBLE ASSETS
Total assets		$12,096,316	$11,805,197
Less: Goodwill		(365,500)	(372,463)
Identifiable intangible assets		(35,357)	(44,424)
Total tangible assets	(b)	$11,695,459	$11,388,310

Risk-weighted assets	(c)	$8,287,608	$7,825,839

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$33,589	$33,034	$95,489	$89,021
Plus: Intangible amortization net of tax		1,328	1,523	4,098	3,939
Net income adjusted for intangible amortization		$34,917	$34,557	$99,587	$92,960

Period end common shares outstanding	(d)	67,439,788	67,181,694

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity [1]		13.70%	14.92%	13.52%	13.25%
Tangible equity/tangible assets	(a)/(b)	8.67%	8.01%
Tangible equity/risk-weighted assets	(a)/(c)	12.24%	11.66%
Tangible book value	(a)/(d)*1,000	$15.04	$13.58

		September 30,
TIER 1 COMMON RISK-BASED CAPITAL		2014	2013
Total shareholders' equity		$1,415,098	$1,329,514
Eliminate qualifying AOCI		34,365	52,226
Qualifying tier 1 capital		60,000	60,000
Disallowed goodwill		(365,500)	(372,463)
Adjustment to goodwill allowed for deferred taxes		15,503	14,093
Other disallowed intangibles		(35,357)	(44,424)
Disallowed servicing intangible		(6,709)	(6,315)
Disallowed deferred taxes		(1,234)	(39,476)
Total tier 1 capital		$1,116,166	$993,155
Less: Qualifying tier 1 capital		(60,000)	(60,000)
Total tier 1 common capital	(e)	$1,056,166	$933,155

Tier 1 common risk-based capital ratio	(e)/(c)	12.74%	11.92%

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

Net interest income-FTE for the nine months ended September 30, 2014, increased $20.3 million, or 6.8%, when compared with the same period in 2013.  The net interest margin increased 11 basis points to 4.09% for the first nine months of 2014, compared with the same time period in 2013.  The increase in the net interest margin was primarily a result of a $7.3 million increase in recoveries on loan pay-offs on acquired loans, which are included in net interest income, and lower deposit costs, which were partially offset by a downward repricing of LHFI in response to increased competitive pricing pressures.  Trustmark anticipates that recoveries on loan pay-offs on acquired loans will continue to impact the net interest margin during the fourth quarter of 2014; however, the amount of impact these recoveries will have is difficult to determine.  Trustmark's net interest margin decreased 7 basis points when the third quarter of 2014 is compared to the second quarter of 2014 primarily due to the current interest rate environment and increased competition, both of which are reflected in the decline in yield on LHFI and loans held for sale (LHFS).  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, annualized, as a percentage of average earning assets excluding average acquired loans, for the first nine months of 2014 was 3.52%, a decrease of 5 basis points when compared to the same time period in 2013.  Based on the current interest rate environment, Trustmark anticipates that the net interest margin, excluding acquired loans, to remain relatively stable during the fourth quarter of 2014.

Average interest-earning assets for the first nine months of 2014 were $10.390 billion compared to $9.998 billion for the same time period in 2013, an increase of $391.9 million, or 3.9%.  The growth in average earning assets was primarily due to an increase in average securities-taxable of $121.0 million, or 3.8%, and average loans (LHFI and LHFS) of $414.1 million, or 7.2%, during the first nine months of 2014.  The increase in average securities-taxable was primarily attributable to purchases of U.S Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities, as well as inclusion of the securities acquired in the BancTrust acquisition for the entire first nine months of 2014.  The increase in average total loans (LHFI and LHFS) was primarily attributable to growth in the LHFI portfolio.  See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the changes in the LHFI portfolio.

During the first nine months of 2014, interest on securities-taxable increased $4.7 million, or 8.8%, as the yield on taxable securities increased 11 basis points to 2.37% when compared with the same time period in 2013 due to re-investments in higher yielding securities.  During the first nine months of 2014, interest and fees on LHFS and LHFI-FTE increased $2.4 million, or 1.2%, while the yield on loans (LHFS & LHFI) fell 26 basis points to 4.47% when compared to the same time period in 2013 due to downward repricing of LHFI due to the current interest rate environment and increased competitive pressures.  During the first nine months of 2014, interest and fees on acquired loans increased $10.3 million, or 19.4%, due principally to a $13.0 million increase in recoveries on loan pay-offs of BancTrust acquired loans, which was partially offset by the $5.6 million decrease in recoveries on loans acquired in the April 2011 acquisition of Heritage Banking Group (Heritage), as well as interest earned on the BancTrust acquired loans for a full nine months.  During the first nine months of 2014, the yield on acquired loans increased to 12.11% compared to 8.48% during the same time period in 2013 due primarily to the increase in recoveries on loan pay-offs of the BancTrust acquired loans.  As a result of these factors, interest income-FTE increased $17.2 million, or 5.4%, when the first nine months of 2014 is compared with the same time period in 2013.  The impact of these changes is also illustrated by the growth in the yield on total earning assets, which increased from 4.24% for the first nine months of 2013 to 4.30% for the same time period in 2014, an increase of 6 basis points.

Average interest-bearing liabilities for the first nine months of 2014 totaled $7.781 billion compared to $7.563 billion for the same time period in 2013, an increase of $217.8 million, or 2.9%.  During the first nine months of 2014, average interest-bearing deposits increased $96.8 million, or 1.4%, as a result of growth in savings and interest-bearing demand deposits, partially offset by declines in certificates of deposits.  The combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by $120.9 million, or 23.9%, during the first nine months of 2014, which was primarily attributable to increased balances of federal funds purchased and securities sold under repurchase agreements as well as short-term FHLB advances obtained from the FHLB of Dallas during the third quarter of 2014.  Total interest expense for the first nine months of 2014 decreased $3.1 million, or 16.0%, when compared with the same time period in 2013, principally due to the $3.0 million, or 20.1%, decrease in interest expense on deposit accounts as a result of a reduction in rates paid on certificates of deposit.  As a result of these factors, the overall yield on interest-bearing liabilities declined 7 basis points to 0.28% when the first nine months of 2014 is compared with the same time period in 2013.

Yield/Rate Analysis Table
($ in thousands)

	Three Months Ended September 30,
	2014			2013

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$4,228	$9	0.84%	$8,978	$8	0.35%
Securities - taxable	3,328,329	19,712	2.35%	3,338,774	18,654	2.22%
Securities - nontaxable	174,419	1,845	4.20%	183,079	1,960	4.25%
Loans (including LHFS)	6,387,251	70,197	4.36%	5,784,170	68,417	4.69%
Acquired loans	614,646	23,200	14.98%	928,444	19,183	8.20%
Other earning assets	41,871	386	3.66%	38,226	372	3.86%
Total interest-earning assets	10,550,744	115,349	4.34%	10,281,671	108,594	4.19%
Cash and due from banks	272,925			272,320
Other assets	1,345,771			1,284,813
Allowance for loan losses, net	(78,227)			(79,696)
Total Assets	$12,091,213			$11,759,108

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,921,580	3,606	0.21%	$7,212,391	4,970	0.27%
Federal funds purchased and securities sold under repurchase agreements	540,870	180	0.13%	364,446	106	0.12%
Other borrowings	300,943	1,425	1.88%	179,690	1,389	3.07%
Total interest-bearing liabilities	7,763,393	5,211	0.27%	7,756,527	6,465	0.33%
Noninterest-bearing demand deposits	2,774,745			2,479,082
Other liabilities	140,218			190,143
Shareholders' equity	1,412,857			1,333,356
Total Liabilities and Shareholders' Equity	$12,091,213			$11,759,108

Net Interest Margin		110,138	4.14%		102,129	3.94%

Less tax equivalent adjustment		3,909			3,700
Net Interest Margin per Consolidated Statements of Income		$106,229			$98,429

Yield/Rate Analysis Table
($ in thousands)
	Nine Months Ended September 30,
	2014			2013

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$4,437	$20	0.60%	$7,477	$17	0.30%
Securities - taxable	3,303,357	58,454	2.37%	3,182,404	53,740	2.26%
Securities - nontaxable	178,213	5,677	4.26%	183,659	5,952	4.33%
Loans (including LHFS)	6,167,850	206,000	4.47%	5,753,759	203,579	4.73%
Acquired loans	698,051	63,236	12.11%	835,172	52,952	8.48%
Other earning assets	38,335	1,140	3.98%	35,893	1,099	4.09%
Total interest-earning assets	10,390,243	334,527	4.30%	9,998,364	317,339	4.24%
Cash and due from banks	327,657			275,711
Other assets	1,354,948			1,260,227
Allowance for loan losses, net	(78,533)			(83,547)
Total Assets	$11,994,315			$11,450,755

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,154,232	11,941	0.22%	$7,057,428	14,950	0.28%
Federal funds purchased and securities sold under repurchase agreements	404,604	366	0.12%	315,113	275	0.12%
Other borrowings	222,307	4,163	2.50%	190,850	4,392	3.08%
Total interest-bearing liabilities	7,781,143	16,470	0.28%	7,563,391	19,617	0.35%
Noninterest-bearing demand deposits	2,694,673			2,377,583
Other liabilities	127,414			175,344
Shareholders' equity	1,391,085			1,334,437
Total Liabilities and Shareholders' Equity	$11,994,315			$11,450,755

Net Interest Margin		318,057	4.09%		297,722	3.98%

Less tax equivalent adjustment		11,636			11,090
Net Interest Margin per Consolidated Statements of Income		$306,421			$286,632

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI for the first nine months of 2014 totaled 0.06% of average LHFI, compared with -0.27% of average LHFI for the same time period in 2013.  The increase in the provision during the first nine months of 2014 was primarily a result of a decrease in the amount of established reserves being released compared to the same period in 2013 for both new and existing impaired LHFI, changes in the quantitative and qualitative reserve factors and other changes in the LHFI portfolio (i.e., balance changes due to pay-offs and risk rate changes).

During the second quarter of 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI to incorporate the use of consumer credit bureau scores which reflects the customer’s historical willingness and ability to service their debt.  The implementation of this consumer qualitative factor will allow Trustmark to better monitor shifts in risk that are represented in the retail portfolio and ensure that it is reflective in the allowance for loan loss calculation.  An additional provision of approximately $1.4 million was recorded in the second quarter of 2014 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for consumer LHFI. During the third quarter 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI to incorporate an additional reserve component for commercial nonaccrual loans under $500 thousand.  A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A formal impairment analysis is performed on all commercial nonaccrual LHFI with an outstanding balance of $500 thousand or more, and based upon this analysis LHFI are written down to net realizable value.  These commercial nonaccrual credits under $500 thousand are generally not currently protected by an identified source of repayment or any viable secondary means of repayment and do not have collateral sufficient to extinguish the credit.  For such loans, it is currently unlikely that full repayment of both principal and interest will be realized.  An additional provision of approximately $822 thousand was recorded in the third quarter of 2014 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI. See the section captioned “LHFI and Allowance for Loan Losses, LHFI” elsewhere in this discussion for further analysis of the changes in the allowance for loan losses, LHFI.

The provision for loan losses, LHFI for the Mississippi market region for the three months ended September 30, 2014 increased $5.7 million when compared to the same time period in 2013, primarily due to approximately $2.0 million of reserves provided due to changes in the LHFI portfolio, such as balance changes due to pay-off or pay-down and risk rate changes and $1.7 million in additional reserves related to newly impaired LHFI.  The provision for loan losses, LHFI for the Mississippi market region for the nine months ended September 30, 2014 increased $13.0 million when compared to the same time period in 2013, primarily due to net charge-offs not related to current period impaired loans; a decrease in the amount of established reserves being released compared to the same period in 2013 for both new and existing impaired LHFI; additional reserves resulting from the change to the allowance for loan loss methodology for consumer LHFI during the second quarter of 2014 and changes in the commercial LHFI portfolio and qualitative and quantitative reserve factor measurements.

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Alabama	$1,093	$550	$2,261	$1,458
Florida	(147)	(2,642)	(5,660)	(9,742)
Mississippi (1)	4,679	(1,051)	9,539	(3,491)
Tennessee (2)	244	(150)	(948)	(863)
Texas	(2,811)	(331)	(2,588)	1,200
Total provision for loan losses, LHFI	$3,058	$(3,624)	$2,604	$(11,438)

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

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

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The provision for loan losses, acquired loans for the three months ended September 30, 2014 declined $2.1 million when compared to the same time period in 2013, primarily due to improvements in expected cash flows for which a provision was recorded in a prior period related to loans acquired in the March 2012 acquisition of Bay Bank & Trust Company (Bay Bank) and loans acquired from Heritage.  The provision for loan losses, acquired loans for the first nine months of 2014 increased $3.1 million when compared to the same time period in 2013, primarily due to BancTrust acquired loans in which a debt settlement or foreclosure occurred during the second quarter of 2014 for an amount which exceeded the previous loss expectations to date as well as changes in expectations based on the periodic re-estimations performed during the period.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
BancTrust	$1,976	$2,321	$5,221	$2,547
Bay Bank	(280)	800	363	440
Heritage	(551)	171	(592)	(1,117)
Total provision for loan losses, acquired loans	$1,145	$3,292	$4,992	$1,870

Noninterest Income

The following table presents the comparative components of noninterest income for the periods presented ($ in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Service charges on deposit accounts	$12,743	$13,852	$(1,109)	-8.0%	$36,157	$38,462	$(2,305)	-6.0%
Bank card and other fees	7,279	8,929	(1,650)	-18.5%	26,254	26,381	(127)	-0.5%
Insurance commissions	9,240	8,227	1,013	12.3%	25,637	23,483	2,154	9.2%
Wealth management	8,038	7,520	518	6.9%	23,883	21,335	2,548	11.9%
Mortgage banking, net	5,842	8,440	(2,598)	-30.8%	18,862	28,318	(9,456)	-33.4%
Other, net	(160)	165	(325)	n/	m	18	(3,171)	3,189	n/	m
Total Noninterest Income before securities gains, net	42,982	47,133	(4,151)	-8.8%	130,811	134,808	(3,997)	-3.0%
Security (losses) gains, net	(89)	-	(89)	n/	m	300	378	(78)	-20.6%
Total Noninterest Income	$42,893	$47,133	$(4,240)	-9.0%	$131,111	$135,186	$(4,075)	-3.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Noninterest income represented 28.8% and 29.9% of total revenue, before securities (losses) gains, net for the three and nine months ended September 30, 2014, and 32.4% and 32.0% of total revenue, before securities (losses) gains, net for the three and nine months ended September 30, 2013, respectively.

The decrease in noninterest income during the three months ended September 30, 2014 when compared to the same time period in 2013 was primarily the result of declines in mortgage banking revenues due principally to lower gains on secondary marketing loan sales resulting from lower spreads and volumes, declines in bank card and other fees resulting from lower interchange income and declines in service charges on deposit accounts resulting from lower non-sufficient funds and overdraft fees, which were partially offset by growth in insurance commissions principally due to increases in commission on property and casualty and group health policies and growth in wealth management revenues due primarily to trust management fees, brokerage services income and fixed annuity income.  The decrease in noninterest income during the nine months ended September 30, 2014 when compared to the same time period in 2013 was primarily the result of declines in mortgage banking revenues due principally to lower gains on secondary marketing loan sales resulting from lower spreads and volumes and declines in service charges on deposit accounts resulting from lower non-sufficient funds and overdraft fees.  These declines were partially offset by growth in other noninterest income resulting from increases in the cash surrender value of bank-owned life insurance policies and decreases in the net reduction of the FDIC indemnification asset, growth in insurance commissions principally due to increases in commission on property and casualty and group health policies and growth in wealth management revenues due primarily to trust management fees and fixed annuity income.  For further analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Segment Information” located elsewhere in this report.

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts when comparing the three and nine months ended September 30, 2014 with the same time periods in 2013 was primarily due to declines in non-sufficient funds and overdraft fees on consumer demand deposit accounts.  The declines in the non-sufficient funds and overdraft fees primarily resulted from a decrease in the number of occurrences of non-sufficient funds and overdrafts as Trustmark made enhancements to provide customers with access to information regarding pending debit card signature transactions and extended the hours customers are capable of making deposits at Trustmark ATMs.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The decrease in bank card and other fees when the three months ended September 30, 2014 is compared with the same time period in 2013 was principally due to the decrease in interchange income and miscellaneous other bank fees, which was partially offset by an increase in the fair value of Trustmark's proprietary position in interest rate swaps entered into with qualified commercial borrowing customers.  The decrease in bank card and other fees for the first nine months of 2014 when compared to the first nine months of 2013 was primarily the result of declines in the fair value of Trustmark's proprietary position in interest rate swaps entered into with qualified commercial borrowing customers, which was partially offset by growth in miscellaneous other bank fees.  See the section captioned “Derivatives” elsewhere in this discussion for additional information related to the derivative products offered to qualified commercial borrowing customers.

On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB also approved an interim rule that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim rule.  The provisions regarding debit card interchange fees were effective as of October 1, 2011.  On July 31, 2013, however, the United States District Court for the District of Columbia held that, in determining the debit card interchange fee standard in the final rule, the FRB improperly considered costs it was prohibited by the Electronic Fund Transfer Act (EFTA) from considering.  The court, accordingly, remanded to the FRB with instructions to vacate the final rule, but stayed the order to vacate to provide the FRB an opportunity to replace the invalid portions of the final rule.  On March 21, 2014, the D.C. Circuit Court of Appeals overturned the lower court decision finding that the FRB’s final rule was based on a reasonable interpretation of the statute.  The retailers challenging the FRB’s rule filed a petition for a writ of certiorari with the Supreme Court of the United States on August 18, 2014 seeking review of this holding.  The Supreme Court has not yet announced whether it will hear the appeal.  Management will continue to closely monitor developments related to this ruling.  Any revision to the debit card interchange fee standard would affect the accuracy of Management’s prediction of the impact of the interchange fee rule on Trustmark’s results of operations.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.  Management estimated that the effect of the FRB final rule as issued on June 29, 2011 could reduce noninterest income by approximately $10.0 million to $11.0 million on an annual basis given Trustmark's current debit card volumes.  Trustmark's noninterest interest income declined $2.6 million during the three months ended September 30, 2014 as a result of the FRB final rule.  Management has identified a number of strategic priorities, such as process improvement and expense management, that when combined with current fee improvement options being evaluated within various areas of Trustmark's retail banking section are expected to offset, in whole or in part, the impact of the FRB final rule.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
Mortgage servicing income, net	$4,674	$4,552	$122	2.7%		$13,805	$13,204	$601	4.6%
Change in fair value-MSR from runoff	(2,364)	(2,407)	43	1.8%		(6,567)	(7,623)	1,056	13.9%
Gain on sales of loans, net	3,272	6,465	(3,193)	-49.4%		7,860	24,227	(16,367)	-67.6%
Other, net	(323)	(1,485)	1,162	78.2%		772	(4,186)	4,958	n/	m
Mortgage banking income before hedge ineffectiveness	5,259	7,125	(1,866)	-26.2%		15,870	25,622	(9,752)	-38.1%
Change in fair value-MSR from market changes	700	287	413	n/	m	(3,061)	7,881	(10,942)	n/	m
Change in fair value of derivatives	(117)	1,028	(1,145)	n/	m	6,053	(5,185)	11,238	n/	m
Net positive hedge ineffectiveness	583	1,315	(732)	-55.7%		2,992	2,696	296	11.0%
Mortgage banking, net	$5,842	$8,440	$(2,598)	-30.8%		$18,862	$28,318	$(9,456)	-33.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in net revenue from mortgage banking during the three and nine months ended September 30, 2014 was principally due to lower gains on secondary marketing sales, which was partially offset by the net valuation increase in the fair value of loans held for sale, interest rate lock commitments and forward sale contracts.  Mortgage loan production for the three and nine months ended September 30, 2014 was $345.4 million and $898.0 million, a decrease of $12.4 million, or 3.5%, and $276.2 million, or 23.5%, when compared to $357.8 million and $1.174 billion for the three and nine months ended September 30, 2013, respectively, reflecting the industry-wide decline in refinance activity following an extended low interest rate environment.  With the mortgage banking industry facing projected rising interest rates coupled with reduced mortgage loan production during 2014, Trustmark’s revenues from mortgage banking could continue to be reduced in the fourth quarter of 2014 and thereafter from recent historical levels.  Loans serviced for others totaled $5.586 billion at September 30, 2014, compared with $5.435 billion at September 30, 2013.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the three and nine months ended September 30, 2014 is compared to the same time period in 2013 resulted from declines in the volume of loan sales and lower profit margins from secondary marketing activities due to the tightening of interest rate spreads during the period.  Loan sales totaled $273.3 million and $671.2 million during the three and nine months ended September 30, 2014, a decrease of $74.8 million and $460.9 million, respectively, when compared with the same time period in 2013.

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

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $583 thousand and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and a net positive ineffectiveness of $3.0 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of loans held for sale, interest rate lock commitments and forward sale contracts as well as income from other miscellaneous mortgage charges.  The increase in other mortgage banking income, net when comparing the three months ended September 30, 2014 with the same period in 2013 primarily resulted from a lower net negative valuation adjustment to the fair value of loans held for sale, interest rate lock commitments, and forward sale contracts during the period.  The increase in other mortgage banking income, net when comparing the nine months ended September 30, 2014 with the same period in 2013 primarily resulted from the positive valuation adjustments to the fair value of loans held for sale and interest rate lock commitments, which was partially offset by the negative valuation adjustment to the fair value of forward sale contracts during the period.  See the section captioned “Derivatives” elsewhere in this report for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
Partnership amortization for tax credit purposes	$(3,006)	$(2,388)	$(618)	-25.9%		$(9,018)	$(6,726)	$(2,292)	-34.1%
(Decrease) Increase in FDIC indemnification asset	(452)	211	(663)	n/	m	(2,139)	(3,471)	1,332	38.4%
Other miscellaneous income	3,298	2,342	956	40.8%		11,175	7,026	4,149	59.1%
Total other, net	$(160)	$165	$(325)	n/	m	$18	$(3,171)	$3,189	n/	m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net for the nine months ended September 30, 2014 when compared to the same time period in 2013 was primarily the result of an increase in the cash surrender value of bank-owned life insurance of $3.4 million, principally due to Trustmark’s $100.0 million investment in bank-owned life insurance in September 2013, and the decrease in the net reduction of the FDIC indemnification asset resulting from loan pay-offs and changes in expected cash flows and loss expectations of acquired covered loans.  These gains were partially offset by the increase in partnership amortization as a result of $29.0 million in new tax credit investments entered into by Trustmark since the third quarter of 2013.  During 2013, Trustmark continued to grow its investments in partnerships that provide income tax credits on a Federal and/or State basis.  The increased partnership amortization was more than offset by the income tax credits received during the first nine months of 2014 which reduced income tax expense.

Noninterest Expense

The following table presents the comparative components of noninterest expense for the periods presented ($ in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$56,675	$56,043	$632	1.1%	$169,535	$165,040	$4,495	2.7%
Services and fees	14,489	13,580	909	6.7%	42,197	39,428	2,769	7.0%
Net occupancy-premises	6,817	6,644	173	2.6%	19,836	19,302	534	2.8%
Equipment expense	5,675	6,271	(596)	-9.5%	17,949	18,138	(189)	-1.0%
ORE/Foreclosure expense:
Writedowns	1,498	1,769	(271)	-15.3%	5,624	6,820	(1,196)	-17.5%
Carrying costs	(568)	1,310	(1,878)	n/	m	2,457	5,210	(2,753)	-52.8%
Total ORE/Foreclosure expense	930	3,079	(2,149)	-69.8%	8,081	12,030	(3,949)	-32.8%
FDIC assessment expense	2,644	2,376	268	11.3%	7,528	6,773	755	11.1%
Other expense	12,964	13,531	(567)	-4.2%	39,447	50,153	(10,706)	-21.3%
Total noninterest expense	$100,194	$101,524	$(1,330)	-1.3%	$304,573	$310,864	$(6,291)	-2.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in noninterest expense for the three months ended September 30, 2014 when compared to the same time period in 2013 was primarily attributable to a decrease in other real estate carrying costs.  The decrease in noninterest expense for the first nine months of 2014 when compared to the same time period in 2013 was primarily attributable to decreases in other expense and ORE/foreclosure expense, which was partially offset by increases in salaries and employee benefits and services and fees.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest category of noninterest expense, for the three months ended September 30, 2014 when compared to the same time period in 2013 primarily resulted from modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions and increases in general performance incentives expense, which was partially offset by a decrease in Trustmark’s Capital Accumulation Plan pension expense due to lower actuarially-determined rates and the termination of the BancTrust Pension Plan.  The increase in salaries and employee benefits for the nine months ended September 30, 2014 when compared with the same time period in 2013 primarily reflects salaries and employee benefits attributable to the BancTrust operations for a full nine months, modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in general performance incentives expense.  These increases in salaries and employee benefits were partially offset by a decrease in Trustmark’s Capital Accumulation Plan pension expense due to lower actuarially-determined rates, a decline in severance expenses due to non-routine transaction expenses from the acquisition of BancTrust incurred during the first nine months of 2013 and a decrease in commission expense resulting from declines in mortgage loan originations. Excluding the decline in pension expense due to actuarially-determined rates and the termination of the BancTrust Pension Plans and the decline in severance expenses due to non-routine transaction expenses from the acquisition of BancTrust, salaries and employee benefits for the three and nine months ended September 30, 2014 increased $2.3 million, or 4.1%, and $7.9 million, or 4.8%, relative to the same time periods in 2013, respectively.

Services and Fees

The increase in services and fees for the three months ended September 30, 2014 when compared to the same time period in 2013 was attributable to net increases in all categories of services and fees expense.  The increase in services and fees for the first nine months of 2014 when compared to the same time period in 2013 was primarily due to increases in advertising expense, professional services and fees, data processing expense related to software and communications expense, which was partially offset by a decline in legal expense.

ORE/Foreclosure Expense

The decrease in ORE/foreclosure expense (includes expenses related to covered other real estate) for the three months ended September 30, 2014 when compared to the same time period in 2013 was primarily due to a net gain on sale of other real estate of $2.2 million during the third quarter of 2014 compared to a net gain on sale of other real estate of $50 thousand during the third quarter of 2013.  The decrease in ORE/foreclosure expense for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the increase in the net gain on the sale of other real estate and a decrease in write-downs of other real estate.  The net gain on sale of other real estate for the first nine months of 2014 totaled $2.7 million, compared to a net loss on the sale of other real estate for the first nine months of 2013 of $212 thousand.  For additional analysis of other real estate and foreclosure expenses, please see the sections captioned “Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate” and “Covered Other Real Estate,” located elsewhere in this report.

FDIC Assessment Expense

The increase in FDIC assessment expense for the three and nine months ended September 30, 2014 compared to the same time periods of 2013 primarily resulted from the increase in Trustmark’s assessment base, which was principally due to the BancTrust acquisition.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act requires the minimum reserve ratio for the Deposit Insurance Fund be increased from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark lost the benefit of this offset beginning in the second quarter 2014.  The change in the assessment methodology was immaterial to Trustmark’s results of operations.

Other Expense

The following table presents the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Loan expense	$3,070	$3,390	$(320)	-9.4%	$9,641	$10,652	$(1,011)	-9.5%
Non-routine transaction expenses on acquisition	-	-	-	-	-	7,920	(7,920)	-100.0%
Amortization of intangibles	2,150	2,466	(316)	-12.8%	6,633	6,380	253	4.0%
Other miscellaneous expense	7,744	7,675	69	0.9%	23,173	25,201	(2,028)	-8.0%
Total other expense	$12,964	$13,531	$(567)	-4.2%	$39,447	$50,153	$(10,706)	-21.3%

The decline in other expenses during the first nine months of 2014 when compared to the same time period in 2013 was primarily due to declines in non-routine transaction expenses on acquisition, which were incurred during the first nine months of 2013 as a result of the acquisition of BancTrust, other miscellaneous expense and loan expense.  The decrease in other miscellaneous expense for the first nine months of 2014 when compared to the first nine months of 2013 was principally due to the non-routine litigation expense related to the settlement of the NSF and overdraft litigation incurred during the first nine months of 2013, which was partially offset by increases in other miscellaneous expenses due primarily to increases in ATM and debit card processing expenses, sponsorships and charitable contributions and insurance expenses.  The decrease in loan expense for the nine months ended September 30, 2014 when compared to the same time period in 2013 was primarily due to declines in other loan expense, mortgage loan putback expense and mortgage loan compensatory fees.

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties.  Generally, putback requests may be made until the loan is paid in full.  However, mortgage loans delivered to FNMA and FHLMC on or after January 1, 2013 are subject to the Lending and Selling Representations and Warranties Framework updated in May 2014, which provides certain instances in which a mortgage loan is eligible for relief from selling representations and warranties, such as payment history and quality control review.

The total mortgage loan servicing putback expenses, included in loan expense, incurred by Trustmark during the three and nine months ended September 30, 2014 were $150 thousand and $450 thousand, compared to $147 thousand and $1.0 million for the three and nine months ended September 30, 2013, respectively.  During November 2013, Trustmark finalized its agreement with FNMA (the “Resolution Agreement”) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  The reserve for mortgage loan servicing putback expenses for FNMA loans in periods not covered by the Resolution Agreement and to other entities totaled $1.1 million at September 30, 2014 and December 31, 2013.

Mortgage loans covered by the Resolution Agreement executed with FNMA are only subject to putback risk due to borrower fraud or systemic risk.  Trustmark’s exposure to putback requests for loans sold to FNMA, which were originated after 2008, has improved as a result of industry-wide guidelines and process enhancements implemented since that time.  Trustmark’s exposure to putback requests for loans sold to GNMA has improved as a result of declining delinquency ratios.  Please see “Loans Held for Sale (LHFS)” located elsewhere in this report for additional information regarding mortgage loans sold to GNMA.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division, which provided a more accurate reflection of the manner in which Trustmark manages these operating segments.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  Prior period financial information by reportable segment includes the appropriate reclassifications to conform to the current period presentation.  The following discusses changes in the financial results of each reportable segment for the nine months ended September 30, 2014 and 2013.

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

Net interest income for the General Banking Division increased $19.5 million, or 6.8%, during the nine months ended September 30, 2014 compared with the same time period in 2013.  The growth in net interest income was mostly due to the increase in interest and fees on acquired loans due principally to the BancTrust acquisition, an increase in taxable interest on securities as well as modest declines in the cost of interest-bearing deposits.  The provision for loan losses, net for the nine months ended September 30, 2014 totaled $7.6 million compared to a negative $9.6 million for the same period in 2013, reflecting an increase of $17.2 million.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations,” located elsewhere in this report.

Noninterest income for the General Banking Division decreased $8.7 million, or 9.6%, during the first nine months of 2014 compared to the same time period in 2013.  Noninterest income for the General Banking Division represented 21.1% of total revenues for the first nine months of 2014 as opposed to 24.0% for the same time period in 2013.  Noninterest income for the General Banking Division includes service charges on deposit accounts, bank card and other fees, mortgage banking, net, other, net and securities (losses) gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division decreased $9.5 million, or 3.5%, during the first nine months of 2014 when compared with the same time period in 2013.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

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

During the first nine months of 2014, net income for the Wealth Management Division increased $1.1 million, or 43.7%, when compared to the same time period in 2013.  Noninterest income, which includes income related to investment management, trust and brokerage services, increased $2.4 million, or 11.5%, when the first nine months of 2014 are compared to the same time period in 2013.  The increase in noninterest income was primarily attributable to trust management fees on new business (principally in the personal trust group), the addition of BancTrust for a full nine months and fixed annuity income generated by the brokerage services unit.  Noninterest expense increased $1.1 million, or 6.2%, during the first nine months of 2014 compared to the same time period in 2013 primarily due to increases in salaries and employee benefits expense.  The increase in salaries and benefits expense for the Wealth Management Division was primarily due to modest general merit increases as well as higher commission expense and trust incentive expense resulting from improved performance in the Wealth Management Division.  At September 30, 2014 and 2013, Trustmark held assets under management and administration of $10.635 billion and $10.447 billion, respectively, and brokerage assets of $1.601 billion and $1.288 billion, respectively.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

During the first nine months of 2014, net income for the Insurance Division increased $58 thousand, or 1.6%, when compared to the same time period in 2013, as growth in noninterest income was offset by the increases in noninterest expense.  Noninterest income for the Insurance Division increased $2.1 million, or 9.1%, when the first nine months of 2014 are compared to the same time period in 2013.  The increase in noninterest income was due to new business commission volume primarily in group health and commercial property and casualty coverage.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense increased $2.1 million, or 11.4%, during the first nine months of 2014 compared to the same time period in 2013 primarily due to higher commissions expense resulting from improved performance in the Insurance Division.

Income Taxes

For the three and nine months ended September 30, 2014, Trustmark’s combined effective tax rate was 24.9% and 23.8%, respectively, compared to 25.5% and 26.1% for the same time periods in 2013, respectively.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnership losses to be recognized when incurred and recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The decrease in Trustmark's effective tax rate in 2014 is mainly due to increased investments in these partnerships along with the appropriate tax credits.

Earning Assets

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.390 billion, or 86.6% of total average assets, for the nine months ended September 30, 2014, compared with $9.998 billion, or 87.3% of total average assets, for the nine months ended September 30, 2013, an increase of $391.9 million, or 3.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased slightly to 4.3 years at September 30, 2014, compared to 4.8 years at December 31, 2013.

When compared with December 31, 2013, total investment securities increased by $170.7 million during the first nine months of 2014.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.  During the first nine months of 2014, Trustmark sold approximately $56.5 million in securities, generating a net gain of $300 thousand, compared to $67.2 million sold during the first nine months of 2013, which generating a net gain of $378 thousand.  During the first quarter of 2014, Trustmark sold $25.9 million of Collateralized Loan Obligations (CLO) securities due to uncertainty related to the Volker Rule.  These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item.

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2014, the net unamortized, unrealized loss on the transferred securities included in AOCI in the accompanying balance sheets totaled approximately $41.9 million ($25.9 million net of tax) compared to approximately $46.4 million ($28.6 million net of tax) at December 31, 2013.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At September 30, 2014, available for sale securities totaled $2.364 billion, which represented 66.9% of the securities portfolio, compared to $2.194 billion, or 65.2%, at December 31, 2013.  At September 30, 2014, unrealized gains, net on available for sale securities totaled $14.3 million compared to $5.1 million at December 31, 2013.  At September 30, 2014, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2014, held to maturity securities totaled $1.170 billion and represented 33.1% of the total securities portfolio, compared with $1.169 billion, or 34.8%, at December 31, 2013.

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

As of September 30, 2014, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2014 ($ in thousands):
	September 30, 2014
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,181,567	92.8%	$2,189,410	92.6%
Aa1 to Aa3	93,481	4.0%	97,124	4.1%
A1 to A3	3,463	0.2%	3,565	0.2%
Not Rated (1)	71,120	3.0%	73,796	3.1%
Total securities available for sale	$2,349,631	100.0%	$2,363,895	100.0%

Securities Held to Maturity
Aaa	$1,105,102	94.5%	$1,102,188	94.2%
Aa1 to Aa3	43,139	3.7%	46,125	3.9%
A1 to A3	2,590	0.2%	2,643	0.2%
Not Rated (1)	18,809	1.6%	19,257	1.7%
Total securities held to maturity	$1,169,640	100.0%	$1,170,213	100.0%

(1) Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2014, approximately 92.6% of the available for sale securities and 94.5% of held to maturity securities were rated Aaa.

Loans Held for Sale (LHFS)

At September 30, 2014, LHFS totaled $135.6 million, consisting of $96.0 million of residential real estate mortgage loans in the process of being sold to third parties and $39.6 million of GNMA optional repurchase loans.  At December 31, 2013, LHFS totaled $149.2 million, consisting of $111.1 million in residential real estate mortgage loans in the process of being sold to third parties and $38.0 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

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

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2014.  During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans were no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which was included in mortgage banking, net for the first nine months of 2013.

LHFI and Allowance for Loan Losses, LHFI

LHFI

The table below provides the carrying value of the LHFI portfolio by type for each of the periods presented ($ in thousands):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$580,794	9.2%	$596,889	10.3%
Secured by 1-4 family residential properties	1,625,480	25.6%	1,485,564	25.6%
Secured by nonfarm, nonresidential properties	1,560,901	24.6%	1,415,139	24.4%
Other	239,819	3.8%	189,362	3.3%
Commercial and industrial loans	1,246,753	19.7%	1,157,614	20.0%
Consumer loans	168,813	2.7%	165,308	2.8%
Other loans	911,091	14.4%	789,005	13.6%
LHFI	$6,333,651	100.0%	$5,798,881	100.0%

LHFI at September 30, 2014 totaled $6.334 billion compared to $5.799 billion at December 31, 2013, an increase of $534.8 million.  Growth in LHFI was primarily attributable to growth in the real estate secured loans, other loans, and commercial and industrial loans portfolios.  Growth in LHFI secured by real estate was attributable to growth in commercial real estate loans, 1-4 family mortgage loans and other real estate secured loans, offset by a decline in construction, land development and other land loans.

The commercial real estate loan portfolio increased $145.8 million during the nine months ended September 30, 2014.  The growth in the commercial real estate loan portfolio was primarily attributable to increases in non-owner occupied loans in all of Trustmark’s market regions principally due to construction loans moved to permanent financing.  Due to the rise in interest rates on the mortgage portfolio and the tightening of the secondary marketing spreads during the second half of 2013, Management elected to resume the practice of retaining certain 10-15 year mortgage loans in the portfolio.  As a result of this decision, the 1-4 family mortgage loan portfolio increased $139.9 million during the nine months ended September 30, 2014, primarily in the Mississippi, Alabama and Florida market regions.  Other real estate secured LHFI increased $50.5 million during the first nine months of 2014, primarily due to increases in multi-family residential loans in the Mississippi, Texas, Tennessee and Alabama market regions as construction loans were moved to permanent financing.

LHFI secured by construction, land development and other land decreased $16.1 million during the first nine months of 2014, primarily due to declines in land development and other construction loans partially offset by growth in 1-4 family construction.  Land development loans declined $37.3 million during the first nine months of 2014, primarily in the Florida, Mississippi, Texas and Tennessee market regions.  The 1-4 family construction loan portfolio increased $24.2 million during the nine months ended September 30, 2014, principally due to growth in the Alabama, Texas, Florida and Mississippi market regions.  Other construction loans decreased $15.6 million during the first nine months of 2014, primarily due to $201.5 million in other construction loans that were moved to the appropriate permanent categories upon completion, including $103.3 million in non-owner occupied, $62.3 million in multi-family residential, $24.8 million in owner occupied and $10.9 million in obligations of states and political subdivisions.  Excluding all reclasses between loan categories, growth in other construction loans was $190.8 million for the nine months ended September 30, 2014.

The other loan portfolio increase of $122.1 million represents growth in all of Trustmark’s market regions primarily in the obligations of states and political subdivisions loan segment and other loans, which includes lending to nonprofits and REITS.  The commercial and industrial loan portfolio increase of $89.1 million was primarily attributable to growth in Trustmark’s Alabama, Mississippi and Tennessee market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Home equity loans	$61,633	$61,464
Home equity lines of credit	$350,657	$327,482
Percentage of loans and lines for which Trustmark holds first lien	56.5%	54.7%
Percentage of loans and lines for which Trustmark does not hold first lien	43.5%	45.3%

Due to the increased risk associated with second liens, loan terms and underwriting guidelines differ from those used for products secured by first liens.  Loan amounts and loan-to-value ratios are limited and are lower for second liens than first liens.  Also, interest rates and maximum amortization periods are adjusted accordingly.  In addition, regardless of lien position, the passing credit score for approval of all home equity lines of credit is higher than that of term loans.  The allowance for loan losses, LHFI is also reflective of the increased risk related to second liens through application of a greater loss factor to this portion of the portfolio.

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

The following table presents the LHFI composition by region at September 30, 2014 and reflects a diversified mix of loans by region ($ in thousands):

	September 30, 2014
LHFI Composition by Region	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land	$580,794	$56,496	$59,822	$251,931	$36,868	$175,677
Secured by 1-4 family residential properties	1,625,480	34,915	50,888	1,392,033	128,966	18,678
Secured by nonfarm, nonresidential properties	1,560,901	81,220	169,716	796,158	145,197	368,610
Other	239,819	7,236	4,527	155,652	27,064	45,340
Commercial and industrial loans	1,246,753	78,335	10,269	797,307	96,445	264,397
Consumer loans	168,813	16,028	2,804	130,710	16,512	2,759
Other loans	911,091	51,840	46,230	665,139	58,723	89,159
LHFI	$6,333,651	$326,070	$344,256	$4,188,930	$509,775	$964,620

Construction, Land Development and Other Land Loans by Region
Lots	$51,089	$4,319	$26,551	$14,983	$1,154	$4,082
Development	58,350	836	6,924	31,889	956	17,745
Unimproved land	121,841	6,529	21,474	60,039	23,518	10,281
1-4 family construction	120,747	21,721	4,724	59,896	2,836	31,570
Other construction	228,767	23,091	149	85,124	8,404	111,999
Construction, land development and other land loans	$580,794	$56,496	$59,822	$251,931	$36,868	$175,677

Loans Secured by Nonfarm, Nonresidential Properties by Region
Income producing:
Retail	$186,564	$18,070	$38,968	$63,805	$16,490	$49,231
Office	205,957	9,897	44,271	83,556	8,010	60,223
Nursing homes/assisted living	111,338	-	-	92,345	5,848	13,145
Hotel/motel	107,720	11,853	16,067	46,106	23,744	9,950
Industrial	68,183	4,262	6,086	32,871	141	24,823
Health care	29,204	5,147	-	24,014	43	-
Convenience stores	9,225	248	-	5,782	1,266	1,929
Other	144,033	4,677	20,756	68,070	4,327	46,203
Total income producing loans	862,224	54,154	126,148	416,549	59,869	205,504

Owner-occupied:
Office	116,451	5,965	15,652	54,700	8,285	31,849
Churches	90,977	2,895	3,345	41,791	32,092	10,854
Industrial warehouses	115,273	332	4,115	61,568	7,830	41,428
Health care	120,906	11,122	8,666	66,029	16,469	18,620
Convenience stores	53,291	522	1,572	32,919	2,818	15,460
Retail	30,268	1,333	3,906	18,532	3,080	3,417
Restaurants	35,077	241	2,062	27,657	4,076	1,041
Auto dealerships	8,123	-	160	6,367	1,569	27
Other	128,311	4,656	4,090	70,046	9,109	40,410
Total owner-occupied loans	698,677	27,066	43,568	379,609	85,328	163,106
Loans secured by nonfarm, nonresidential properties	$1,560,901	$81,220	$169,716	$796,158	$145,197	$368,610

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  Trustmark has not originated or purchased subprime mortgages.  At September 30, 2014, Trustmark held “alt A” mortgages with an aggregate principal balance of $2.0 million (0.05% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Fannie Mae “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

The following table provides information regarding the interest rate terms of Trustmark’s LHFI for the periods presented ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2014
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$154,519	$426,275	$580,794
Secured by 1- 4 family residential properties	1,511,914	113,566	1,625,480
Secured by nonfarm, nonresidential properties	1,002,511	558,390	1,560,901
Other	139,756	100,063	239,819
Commercial and industrial loans	420,570	826,183	1,246,753
Consumer loans	150,368	18,445	168,813
Other loans	612,841	298,250	911,091
LHFI	$3,992,479	$2,341,172	$6,333,651

	December 31, 2013
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$203,607	$393,282	$596,889
Secured by 1- 4 family residential properties	1,298,295	187,269	1,485,564
Secured by nonfarm, nonresidential properties	882,724	532,415	1,415,139
Other	115,315	74,047	189,362
Commercial and industrial loans	478,842	678,772	1,157,614
Consumer loans	147,119	18,189	165,308
Other loans	522,276	266,729	789,005
LHFI	$3,648,178	$2,150,703	$5,798,881
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

At September 30, 2014, the allowance for loan losses, LHFI, was $70.1 million, an increase of $3.7 million, or 5.5%, when compared with December 31, 2013.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at September 30, 2014, was 178.81%, compared to 190.70% at December 31, 2013.  Allocation of Trustmark’s $70.1 million allowance for loan losses, LHFI, represented 1.26% of commercial LHFI and 0.69% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.11% as of September 30, 2014.  This compares with an allowance to total LHFI of 1.15% at December 31, 2013, which was allocated to commercial LHFI at 1.30% and to consumer and mortgage LHFI at 0.75%.

Recoveries exceeded charge-offs of LHFI for the first nine months of 2014 resulting in a net recovery of $1.1 million, or -0.02% of average LHFI, compared to a net recovery of $1.3 million, or -0.03% of average LHFI, during the same time period in 2013.  Florida had the highest recoveries, which totaled $3.1 million for the first nine months of 2014.  The decrease in net recoveries can be primarily attributed to a decline in recoveries resulting from impaired LHFI paid off in excess of the book value, net of previous charge-downs, partially offset by an increase in charge-offs of LHFI for the first nine months of 2014 principally in the Mississippi market region.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

The following table presents the net (recoveries) charge-offs for LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Alabama	$172	$132	$311	$210
Florida	(89)	(138)	(3,138)	(2,413)
Mississippi (2)	462	375	2,656	376
Tennessee (3)	48	(153)	134	199
Texas	(1,021)	353	(1,045)	296
Total net (recoveries) charge-offs	$(428)	$569	$(1,082)	$(1,332)

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

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

Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of the nonperforming assets, excluding acquired loans and covered other real estate, by geographic market regions for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Nonaccrual LHFI
Alabama	$852	$14
Florida	10,986	12,278
Mississippi (1)	65,751	42,307
Tennessee (2)	5,901	4,390
Texas	4,824	6,249
Total nonaccrual LHFI	88,314	65,238
Other real estate
Alabama	24,256	25,912
Florida	36,608	34,480
Mississippi (1)	16,419	22,766
Tennessee (2)	11,347	12,892
Texas	8,407	10,489
Total other real estate, excluding covered other real estate	97,037	106,539
Total nonperforming assets	$185,351	$171,777

Nonperforming assets/total loans (LHFI and LHFS) and ORE	2.82%	2.84%

Loans past due 90 days or more
LHFI	$3,839	$3,298

LHFS - Guaranteed GNMA serviced loans (3)	$24,979	$21,540

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3) No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

During the first nine months of 2014, nonaccrual LHFI increased $23.1 million, or 35.4%, relative to December 31, 2013 to total $88.3 million, or 1.37% of total LHFI and LHFS.  The increase in nonaccrual LHFI was principally the result of one substandard credit migrating to nonaccrual status during the second quarter of 2014 and two substandard credits migrating to nonaccrual status during the third quarter of 2014.  These three credit relationships totaled $24.8 million at September 30, 2014 and were included in Trustmark’s Mississippi market region.  Excluding these three credit relationships, nonaccrual LHFI totaled $63.5 million at September 30, 2014, a decrease of $1.7 million, or 2.6%, relative to December 31, 2013 as Trustmark continues to work through its problem assets.  The following table illustrates nonaccrual LHFI by loan type for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Loans secured by real estate:
Construction, land development and other land	$20,286	$13,327
Secured by 1-4 family residential properties	27,017	21,603
Secured by nonfarm, nonresidential properties	23,885	21,809
Other	1,203	1,327
Commercial and industrial	15,178	6,286
Consumer loans	160	151
Other loans	585	735
Total nonaccrual LHFI	$88,314	$65,238

At September 30, 2014, other real estate, excluding covered other real estate, totaled $97.0 million, a decrease of $9.5 million, or 8.9%, when compared with December 31, 2013.  The decrease in other real estate, excluding covered other real estate, was attributable to decreases in the Mississippi, Texas, Alabama and Tennessee market regions, which were partially offset by an increase in the Florida market region.

The following table illustrates changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Nine Months Ended September 30, 2013
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489
Additions	29,972	8,147	15,386	6,023	416	-
Disposals	(34,641)	(8,853)	(12,424)	(10,557)	(725)	(2,082)
Write-downs	(4,833)	(1,015)	(834)	(1,748)	(1,236)	-
Adjustments	-	65	-	(65)	-	-
Balance at end of period	$97,037	$24,256	$36,608	$16,419	$11,347	$8,407

	Nine Months Ended September 30, 2013
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$78,189	$-	$18,569	$27,771	$17,589	$14,260
Additions (3)	73,890	31,473	31,554	5,741	3,550	1,572
Disposals	(29,605)	(5,476)	(10,251)	(8,209)	(3,326)	(2,343)
Write-downs	(6,145)	(689)	(674)	136	(3,198)	(1,720)
Balance at end of period	$116,329	$25,308	$39,198	$25,439	$14,615	$11,769

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3) Additions at September 30, 2013 included $40.1 million of other real estate acquired from BancTrust

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $11.8 million of BancTrust properties foreclosed during the first nine months of 2014, and $9.1 million of BancTrust other real estate in Florida was sold during the first nine months of 2014.  Excluding other real estate resulting from the BancTrust acquisition, other real estate, excluding covered other real estate, decreased $10.4 million during the first nine months of 2014.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Construction, land development and other land properties	$63,127	$65,273
1-4 family residential properties	9,998	14,696
Nonfarm, nonresidential properties	22,251	26,433
Other real estate properties	1,661	137
Total other real estate, excluding covered other real estate	$97,037	$106,539

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $1.3 million during the first nine months of 2014 compared to the same time period in 2013.  The decrease in write-downs on other real estate, excluding covered other real estate, was primarily the result of the write-down on an individual property in the Tennessee market region during the second quarter of 2013 as well as stabilizing property values and adequate reserves established in prior periods, which were partially offset by the increase in write-downs in the Mississippi market region and write-downs on BancTrust related other real estate that was revalued during the second quarter of 2014.  The increase in write-downs on other real estate, excluding covered other real estate, in the Mississippi market region during the first nine months of 2014 was principally due to reserves released during the second quarter of 2013.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Alabama	$93	$627	$1,015	$689
Florida	582	343	834	674
Mississippi (1)	288	16	1,748	(136)
Tennessee (2)	528	(15)	1,236	3,198
Texas	-	750	-	1,720
Total write-downs of other real estate	$1,491	$1,721	$4,833	$6,145

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	September 30, 2014		December 31, 2013
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$64,808	$1,721	$98,928	$2,363
Secured by 1-4 family residential properties	120,366	14,114	157,914	16,416
Secured by nonfarm, nonresidential properties	214,806	8,270	287,136	10,945
Other	28,036	2,949	33,948	2,644
Commercial and industrial loans	103,185	327	149,495	394
Consumer loans	11,236	-	18,428	119
Other loans	22,105	226	24,141	1,335
Acquired loans	564,542	27,607	769,990	34,216
Less allowance for loan losses, acquired loans	11,136	813	7,249	2,387
Net acquired loans	$553,406	$26,794	$762,741	$31,829

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

On February 15, 2013, Trustmark completed its merger with BancTrust.  Trustmark acquired $944.2 million of noncovered loans, including $153.9 million of revolving credit agreements and commercial leases, at fair value, in the BancTrust acquisition.  During the second quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $524 thousand.   During the third quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $6.3 million.  The purchase price allocation for these loans was considered final as of December 31, 2013.

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2013	$72,942	$6,696	$45,391	$2,460
Loans acquired (2)	790,335	153,900	-	-
Accretion to interest income	35,538	2,628	5,150	159
Payments received, net	(229,618)	(39,281)	(18,976)	(819)
Other	(24,177)	(858)	(3,202)	(137)
Less change in allowance for loan losses, acquired loans	(5,364)	-	1,803	-
Carrying value, net at December 31, 2013	639,656	123,085	30,166	1,663
Accretion to interest income	35,423	1,442	3,010	(1)
Payments received, net	(185,880)	(37,437)	(7,831)	126
Other	(26,284)	(486)	(1,429)	(484)
Less change in allowance for loan losses, acquired loans	4,400	(513)	1,129	445
Carrying value, net at September 30, 2014	$467,315	$86,091	$25,045	$1,749

(1) "Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property for the periods presented ($ in thousands):

	September 30, 2014	December 31, 2013
Construction, land development and other land properties	$713	$733
1-4 family residential properties	1,267	1,981
Nonfarm, nonresidential properties	2,166	2,394
Total covered other real estate	$4,146	$5,108

The following table illustrates changes and (losses) gains, net on covered other real estate for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$5,108	$5,741
Transfers from covered loans	690	1,380
FASB ASC 310-30 adjustment for the residual recorded investment	9	(541)
Net transfers from covered loans	699	839
Disposals	(870)	(848)
Write-downs	(791)	(640)
Balance at end of period	$4,146	$5,092

(Loss) Gain, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(132)	$47

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first nine months of 2014 and 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first nine months of 2014 and 2013 included $1.6 million and $141 thousand, respectively, of amortization of the FDIC indemnification asset, as a result of improvements in the expected cash flows and lower loss expectations.  During the first nine months of 2014 and 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $507 thousand and $3.3 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

The following table illustrates changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$14,347	$21,774
(Amortization) Accretion	(1,633)	(141)
Transfers to FDIC claims	(4,021)	(1,097)
Change in expected cash flows	(373)	(3,251)
Change in FDIC true-up provision	(166)	(200)
Balance at end of period	$8,154	$17,085

Pursuant to the provisions of the loss-share agreement with the FDIC, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $1.9 million at September 30, 2014 compared to $1.7 million at December 31, 2013.

Other Earning Assets

Average federal funds sold and securities purchased under reverse repurchase agreements were $4.4 million for the nine months ended September 30, 2014, a decrease of $3.0 million, or 40.7%, when compared with the same time period in 2013.  Trustmark utilizes these products as offerings for its correspondent banking customers as well as a short-term investment alternative whenever it has excess liquidity.

Average other earning assets totaled $38.3 million for the nine months ended September 30, 2014, compared with $35.9 million for the nine months ended September 30, 2013, an increase of $2.4 million, or 6.8%.

Deposits and Other Interest-Bearing Liabilities

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.513 billion at September 30, 2014, compared to $9.860 billion at December 31, 2013.  Growth in noninterest-bearing deposits totaled $60.0 million and was more than offset by a decline in interest-bearing deposits of $406.7 million during the first nine months of 2014.  The increase in noninterest-bearing deposits was primarily due to growth in commercial and public demand deposit accounts, partially offset by a decline in personal demand deposit accounts.  The decrease in interest-bearing deposits resulted primarily from decreases in interest checking accounts, time deposits and money market deposit accounts.  Time deposit account balances declined by $248.3 million as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and the $50.0 million term fixed-rate brokered CD which matured on February 25, 2014.  For additional information regarding Trustmark’s brokered deposits, please see the section captioned “Liquidity” included elsewhere in this report.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $924.5 million at September 30, 2014, an increase of $606.5 million when compared with $318.0 million at December 31, 2013.  Of these amounts, $607.9 million and $251.6 million, respectively, were customer related transactions, such as commercial sweep repo balances.  The increase in short-term borrowings resulted from increases in federal funds purchased of $341.9 million, short-term FHLB advances provided by the FHLB of Dallas of $250.0 million, securities sold under repurchase agreements of $14.4 million and GNMA optional repurchase loans of $1.5 million.  For additional information regarding Trustmark’s short-term FHLB advances, please see the section captioned “Liquidity” included elsewhere in this report.

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements, and thus are not expected to have a significant impact on Trustmark’s liquidity or capital resources.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.443 billion and $2.064 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At September 30, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $137.1 million and $148.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years. Trustmark holds collateral to support certain letters of credit when deemed necessary.

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

Capital Resources

At September 30, 2014, Trustmark’s total shareholders’ equity was $1.415 billion, an increase of $60.1 million, or 4.4%, from its level at December 31, 2013.  During the first nine months of 2014, shareholders’ equity increased primarily as a result of net income of $95.5 million and was partially offset by common stock dividends of $46.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  TNB aims to exceed the well-capitalized guidelines for regulatory capital.  As of September 30, 2014, Trustmark and TNB exceeded all of the minimum capital standards for the parent company and its primary banking subsidiary as established by regulatory requirements.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2014.  To be categorized in this manner, TNB must maintain minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since September 30, 2014, which Management believes have affected Trustmark’s or TNB's present classification.

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

The following table illustrates Trustmark's and TNB's actual regulatory capital amounts and ratios for the periods presented ($ in thousands):

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At September 30, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,218,220	14.70%	$663,009	8.00%	n/	a	n/	a
Trustmark National Bank	1,194,589	14.44%	661,737	8.00%	$827,171		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,116,166	13.47%	$331,504	4.00%	n/	a	n/	a
Trustmark National Bank	1,094,124	13.23%	330,868	4.00%	$496,302		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,116,166	9.54%	$467,917	4.00%	n/	a	n/	a
Trustmark National Bank	1,094,124	9.37%	467,135	4.00%	$583,919		5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831		5.00%

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2014 and 2013 were $0.69.  Trustmark’s indicated dividend for 2014 is $0.92 per common share, which is the same as dividends per common share in 2013.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.849 billion for the first nine months of 2014 and represented approximately 82.1% of average liabilities and shareholders’ equity, compared to average deposits of $9.435 billion, which represented 82.4% of average liabilities and shareholders’ equity for the same time period in 2013.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2014, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $22.3 million compared to $42.9 million at December 31, 2013.  At December 31, 2013, Trustmark had $50.0 million in term fixed-rate brokered CDs outstanding.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.  Trustmark’s brokered CDs matured on February 25, 2014. Based on its funding position at the time, Trustmark did not renew the brokered CDs.

At September 30, 2014, Trustmark had $9.7 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger, compared to $18.3 million at December 31, 2013.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds are entitled to 100% FDIC insurance coverage as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At September 30, 2014, Trustmark had $386.0 million upstream federal funds purchased, compared to $20.0 million at December 31, 2013.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided $250.0 million of advances at September 30, 2014 compared to no advances at December 31, 2013. Trustmark chose to utilize the short-term FHLB advances as a funding source during the third quarter of 2014 due to the favorable interest rates afforded by that source as compared to other sources in the market at that time. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.677 billion at September 30, 2014.  In addition, at September 30, 2014, Trustmark had $8.1 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $10.5 million at December 31, 2013.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2014, Trustmark had approximately $884.0 million available in repurchase agreement capacity compared to $670.0 million at December 31, 2013.  The increase in repurchase agreement capacity at September 30, 2014, was primarily due to the increase in Trustmark’s investment portfolio and a seasonal decrease in public deposits during the third quarter of 2014.

Another borrowing source is the Discount Window.  At September 30, 2014, Trustmark had approximately $912.4 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $931.6 million at December 31, 2013.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At September 30, 2014, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2014, Trustmark had no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The forward sales contracts are derivative instruments designated as fair value hedges under FASB ASC Topic 815.  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $282.6 million at September 30, 2014, with a positive valuation adjustment of $717 thousand, compared to $214.3 million, with a positive valuation adjustment of $2.0 million as of December 31, 2013.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2014.  The accumulated net after-tax gain related to effective cash flow hedges included in AOCI totaled $717 thousand at September 30, 2014 compared to $1.5 million at December 31, 2013.  Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $575 thousand will be reclassified as an increase to interest expense.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $583 thousand and $1.3 million for the three months ended September 30, 2014 and 2013, respectively.  For the nine months ended September 30, 2014 and 2013, the impact was a net positive ineffectiveness of $3.0 million and $2.7 million, respectively.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $337.9 million related to this program, compared to $355.9 million as of December 31, 2013.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of September 30, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $631 thousand compared to $508 thousand as of December 31, 2013.  As of September 30, 2014, Trustmark had posted collateral with a market value of $1.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of September 30, 2014 and December 31, 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.3 million and $19.7 million, respectively.  As of September 30, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.3 million, compared to none at December 31, 2013.  The fair values of these risk participation agreements were immaterial at September 30, 2014 and December 31, 2013.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 2.9% and 0.8% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at August 31, 2014 (the latest available information) and September 30, 2013, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at August 31, 2014, it is estimated that net interest income may decrease by 4.9% compared to a 2.6% decrease at September 30, 2013.  At August 31, 2014 and September 30, 2013, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at August 31, 2014 and September 30, 2013:

	Estimated Annual % Change in Net Interest Income
	August 31, 2014	September 30, 2013
Change in Interest Rates
+200 basis points	2.9%	0.8%
+100 basis points	1.5%	0.2%
-100 basis points	-4.9%	-2.6%

As shown in the table above, the interest rate shocks for the first eight months of 2014 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2014 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of August 31, 2014 (the latest available information), the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 6.4%, compared to a net portfolio value increase of 4.6% at September 30, 2013.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 6.4% at August 31, 2014, compared to a decline of 3.3% at September 30, 2013.  At August 31, 2014 and September 30, 2013, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.  The following table summarizes the effect that various rate shifts would have on net portfolio value at August 31, 2014 and September 30, 2013:

	Estimated % Change in Net Portfolio Value
	August 31, 2014	September 30, 2013
Change in Interest Rates
+200 basis points	6.4%	4.6%
+100 basis points	4.2%	2.7%
-100 basis points	-6.4%	-3.3%

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

At September 30, 2014, the MSR fair value was approximately $67.1 million, compared to $62.9 million at September 30, 2013.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2014, would be a decline in fair value of approximately $2.6 million and $2.4 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

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

Trustmark did not engage in any unregistered sales of equity securities during the third quarter of 2014.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	November 6, 2014	DATE:	November 6, 2014