Form 10-K
period 2014-12-31
TRUSTMARK CORP
filed 2015-03-02
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683

TRUSTMARK CORPORATION
(Exact name of Registrant as specified in its charter)

MISSISSIPPI	64-0471500
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(601) 208-5111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	NASDAQ Stock Market
(Title of Class)	(Name of Exchange on Which Registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐         No ☑

Based on the closing sales price at June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.118 billion.

As of January 31, 2015, there were issued and outstanding 67,525,041 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2015 Annual Meeting of Shareholders to be held April 28, 2015 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets, continuation of the recent decline in crude oil prices for an extended period of time, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues relating to the European financial system, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1.	BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2014, TNB had total assets of $12.249 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 205 offices and 3,060 full-time equivalent associates (measured at December 31, 2014) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At December 31, 2014, TNB’s mortgage loan portfolio totaled approximately $1.083 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.636 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s wealth management division is also assisted by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services to TNB's Wealth Management Division, which in turns relies upon that advice to provide investment management services to TNB's wealth management customers.  During the second quarter of 2014, TNB moved the administration of Private Banking, previously reported in the Wealth Management Division, to the General Banking Division, which encompasses TNB’s commercial, consumer and mortgage banking products and services.  At December 31, 2014, Trustmark held assets under management and administration of $10.161 billion and brokerage assets of $1.557 billion.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenues over the past five years.  Summary information at and for the year ended December 31, 2013, and each year thereafter, include the results of the merger with BancTrust Financial Group, Inc. (BancTrust) on February 15, 2013, which materially affected several of the line items set forth below.

Summary Information
($ in thousands)

December 31,	2014	2013	2012	2011	2010
Securities	$3,545,252	$3,362,882	$2,699,933	$2,526,698	$2,318,096
Total securities growth	$182,370	$662,949	$173,235	$208,602	$400,716
Total securities growth	5.42%	24.55%	6.86%	9.00%	20.90%

Loans *	$6,998,878	$6,603,087	$5,726,318	$5,934,288	$6,060,242
Total loans growth (decline)	$395,791	$876,769	$(207,970)	$(125,954)	$(259,555)
Total loans growth (decline)	5.99%	15.31%	-3.50%	-2.08%	-4.11%

Assets	$12,250,633	$11,790,383	$9,828,667	$9,727,007	$9,553,902
Total assets growth	$460,250	$1,961,716	$101,660	$173,105	$27,884
Total assets growth	3.90%	19.96%	1.05%	1.81%	0.29%

Deposits	$9,698,358	$9,859,902	$7,896,517	$7,566,363	$7,044,567
Total deposits growth (decline)	$(161,544)	$1,963,385	$330,154	$521,796	$(143,898)
Total deposits growth (decline)	-1.64%	24.86%	4.36%	7.41%	-2.00%

Equity	$1,419,940	$1,354,953	$1,287,369	$1,215,037	$1,149,484
Total equity growth	$64,987	$67,584	$72,332	$65,553	$39,424
Total equity growth	4.80%	5.25%	5.95%	5.70%	3.55%

Years Ended December 31,
Revenue **	$578,478	$562,346	$516,179	$508,797	$517,950
Total revenue growth (decline)	$16,132	$46,167	$7,382	$(9,153)	$(4,501)
Total revenue growth (decline)	2.87%	8.94%	1.45%	-1.77%	-0.86%

* Includes loans held for investment and acquired loans
** Consistent with Trustmark's audited financial statements, revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Part II. Item 6. – Selected Financial Data and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenues for each of the geographic regions in which it operates as of and for the year ended December 31, 2014 ($ in thousands):

	Loans (3)		Deposits		Revenue (4)
	Amount	%	Amount	%	Amount	%
Alabama	$853,885	12.2%	$1,329,878	13.7%	$80,780	14.0%
Florida	385,901	5.5%	559,550	5.8%	54,626	9.4%
Mississippi (1)	4,247,135	60.7%	5,859,322	60.4%	355,414	61.4%
Tennessee (2)	520,803	7.4%	1,464,634	15.1%	46,340	8.0%
Texas	991,154	14.2%	484,974	5.0%	41,318	7.2%
Total	$6,998,878	100.0%	$9,698,358	100.0%	$578,478	100.0%

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3)	Includes loans held for investment and acquired loans.
(4)	Consistent with Trustmark's audited financial statements, revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2014, Trustmark operated through three operating segments - General Banking, Insurance and Wealth Management.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as a result of a change in supervision of this group for segment reporting purposes.  Prior period amounts presented below include reclassifications to conform to the current period presentation.  The table below presents segment data regarding net interest income, provision for loan losses, net, noninterest income, net income and average assets for each segment for the last three years, and for the year ended December 31, 2013, reflects the consummation of Trustmark’s merger with BancTrust on February 15, 2013 ($ in thousands):

	Years ended December 31,
	2014	2013	2012
General Banking
Net interest income	$404,214	$387,586	$340,130
Provision for loan losses, net	7,382	(7,382)	12,294
Noninterest income	107,457	113,571	122,565
Net income	114,870	109,009	110,088
Average assets	11,958,078	11,463,789	9,737,230

Wealth Management
Net interest income	$851	$582	$559
Noninterest income	32,209	29,446	24,421
Net income	4,222	3,561	2,710
Average assets	1,504	304	261

Insurance
Net interest income	$271	$319	$301
Noninterest income	33,476	30,842	28,203
Net income	4,470	4,490	4,485
Average assets	68,448	66,876	65,560

For more information on Trustmark’s Segments, please see the section captioned “Segment Information” in Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 - Segment Information included in Part II. Item 8. - Financial Statements and Supplementary Data, which are located elsewhere in this report.

Overview of Lending Business

Trustmark categorizes loans on its balance sheet into four categories.  These categories are described in more detail in Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data, which are located elsewhere in this report.

•	Loans Held for Investment (LHFI) – Loans originally underwritten by Trustmark that do not constitute loans held for sale, acquired loans or covered loans.
•	Loans Held for Sale (LHFS) – Mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Division, other than mortgage loans that are retained in the LHFI portfolio based on banking relationships or certain investment strategies.
•	Acquired Loans – Loans acquired by Trustmark, either pursuant to the acquisition of another bank or pursuant to an acquisition of some or all of another bank’s loan portfolio.
•	Covered Loans – Acquired loans that Trustmark acquired in a Federal Deposit Insurance Corporation (FDIC)-assisted transaction and that are covered under a loss-share agreement with the FDIC.

The following discussion briefly summarizes Trustmark’s lending business by focusing on LHFI and LHFS, and includes a discussion of the risks inherent in these loans, Trustmark’s underwriting policies for its loans and the characteristics of the real estate loan component of these loans.  Acquired loans and covered loans are excluded from this summary, as Trustmark did not underwrite those loans at inception.  Discussion of Trustmark’s acquired loans, including covered loans, is contained elsewhere in this report.

As a general matter, extending credit to businesses and consumers exposes Trustmark to credit risk, which is the risk that the principal balance and any related interest may not be collected according to the original terms due to the inability or unwillingness of the borrower to repay the loan.  Trustmark mitigates credit risk through a set of internal controls, which includes adherence to conservative lending practices and underwriting guidelines, collateral monitoring, and oversight of its borrower’s financial performance and collateral.  The risks inherent in specific subsets of lending are discussed below.

LHFI Secured by Construction, Land Development, and Other Land – Construction and land development loans include loans for both commercial and residential properties to builders/developers and to consumers.  This category also includes loans secured by vacant land, except land known to be used or usable for agricultural purposes, such as crop and livestock production.  Repayment is normally derived from the sale of the underlying property or from permanent financing, which refinances Trustmark’s initial loan.  Trustmark’s engagement in this type of lending is restricted to projects within its geographic markets and is generally extended to those builders and developers exhibiting the highest credit quality with significant equity invested in the project.  The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral and availability of permanent financing.  Risk within this portfolio is mitigated through adherence to policies and lending limits, periodic target credit reviews of the different segments of this portfolio, inspection of projects throughout the life of the loan and routine monitoring of financial information and collateral values as they are updated.

Inherent in real estate construction lending is the risk that the full value of the collateral does not exist at the time the loan is granted.  Construction lending also inherently includes the risk associated with a borrower’s ability to successfully complete a proposed project on time and within budget.  Further, adverse changes in the market occurring between the start of construction and completion of the projects can result in slower sales rates and lower sales prices than originally anticipated which could impact the underlying real estate collateral values and timely and full repayment of these loans.  Rising interest rates can adversely affect the cost of construction and the financial viability of real estate projects.  Higher interest rates may also result in higher capitalization rates, thereby reducing a property’s value.  As a result of this risk profile, LHFI secured by construction, land development and other land are considered to be higher risks than other real estate loans.

LHFI and LHFS Secured by Residential Properties – Residential real estate loans consist of first and junior liens on residential properties that are extended in the geographic markets in which Trustmark operates as well as mortgage products, originated and purchased, that are underwritten to secondary market standards.  Credit underwriting standards include verification of income, valuation of collateral and evaluation of the borrower’s credit history and repayment capacity.  Portfolio performance is continuously evaluated through updated credit bureau scores and monitoring of repayment performance throughout the term of the loan.

Credit performance of consumer residential real estate loans is highly dependent on housing values and household income which, in turn are highly dependent on national, regional and local economic factors.  Rising interest rates, rising unemployment rates and other adverse changes in these economies may have a negative effect on the ability of Trustmark’s borrowers to repay these loans and negatively affect value of the underlying residential real estate collateral.

LHFI Secured by Nonfarm, Nonresidential Properties – Trustmark provides financing for both owner-occupied commercial real estate as well as income-producing commercial real estate.  Trustmark seeks to maintain a balance of owner-occupied and income-producing real estate loans that moderates its risk to the specific risks of each type of loan.  Commercial real estate term loans are typically collateralized by liens on real property.  Both types of commercial real estate loans are underwritten to lending policies that include maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type.  Income-producing commercial real estate loans also generally require cash equity and are subject to exposure limits for a single project.  All exceptions to established guidelines are subject to stringent internal review and require specific approval.  As with commercial loans, the borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting.  Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance in addition to analysis of the proposed project for income-producing properties.  Additional support offered by guarantors is also considered.

Risk for owner-occupied commercial real estate is driven by the creditworthiness of the underlying borrowers, particularly cash flow from the borrowers’ business operations as well as the risk of a shortfall in collateral.  Credit performance of loans secured by commercial income-producing real estate can be negatively affected by national, regional and local economic conditions, which may result in deteriorating tenant credit profiles, tenant losses, reduced rental/lease rates and higher than anticipated vacancy rates, all contributing to declines in value or liquidity of the underlying real estate collateral.  Other factors, such as increasing interest rates, may result in higher capitalization rates, thereby reducing a property’s value.

Commercial and Industrial LHFI – Commercial loans (other than commercial loans related to real estate assets, which are summarized above) are made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets and term financing for those borrowers within Trustmark’s geographic markets.  Trustmark’s credit underwriting process for commercial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.  Credit risk within the commercial loan portfolio is managed through adherence to specific commercial lending policies and internally established lending authorities, diversification within the portfolio and monitoring of the portfolio on a continuing basis.

Credit risk in commercial and industrial loans can arise due to fluctuations in borrowers’ financial condition, deterioration in collateral values and changes in market conditions.  The credit risk inherent in these loans depends on, to a significant degree, the general economic conditions of these areas.  Further, credit risk can increase if Trustmark’s loans are concentrated to borrowers engaged in the same or similar activities, or to groups of borrowers who may be uniquely or disproportionately affected by market or economic conditions.

Consumer LHFI – Consumer credit includes loans to individuals for household and personal items, automobile purchases, unsecured loans, personal lines of credit and credit cards.  All consumer loans are subject to a standardized underwriting process through Trustmark’s consumer loan center, which uses a custom credit scoring model with emphasis placed upon the borrower’s credit evaluation and historical performance, income evaluation and valuation of collateral (where applicable).  Updated credit bureau scores are obtained on all existing consumer loans/lines on a periodic basis in order to monitor portfolio credit quality changes and mitigate risk.

Similar to residential real estate loan portfolios, an inherent risk factor in consumer loans is that they are dependent on national, regional and local economic factors that affect employment in the markets where these loans are originated.  Generally, consumer loan portfolios consist of a large number of relatively small-balance loans, some of which are originated as unsecured credit (credit cards and some personal lines of credit), and as such, do not have collateral as a secondary source of repayment.  Consumer loans generally pose heightened risks of collectability and loss when compared to other loan types.

Other LHFI – Other loans primarily consist of loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries; loans to state and political subdivisions; and loans to non-profit and charitable organizations.  These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan.

Similar to commercial and industrial loans, the inherent risk in other loans can arise due to fluctuations in borrowers’ financial condition, deterioration in collateral values and changes in market and economic conditions.  Loans to state and political subdivisions have the added inherent risk of being somewhat dependent on the ability and capacity of those entities to generate tax and other revenues to repay the loans.  Loans to non-profit and charitable organizations are dependent on those organizations’ ability to generate revenues through their fundraising efforts and other forms of financial support, which can be susceptible to economic downturns.

Recent Economic and Industry Developments

The economy has continued to show moderate signs of improvement; however, lingering economic concerns remain as a result of the cumulative weight of soft U.S. labor markets, continuation of the recent decline in crude oil prices for an extended period of time, slowing growth in markets in Western Europe, as well as in China and other emerging markets, combined with uncertainty regarding the timing of the anticipated tightening of the monetary policy by the Federal Reserve Board (FRB), continued instability of the Russian economy and renewed uncertainty as to the potential of increased financial instability in Greece and, perhaps, in the broader European Union.  Doubts surrounding the near-term direction of global markets are expected to persist for some time.  While our customer base is wholly domestic, international economic conditions can affect domestic conditions, and thus have an impact upon Trustmark’s financial condition or results of operations.

Notwithstanding the various issues affecting European and Asian economies in 2014, the U.S. economy improved during the period.  Estimated employment growth in the United States for 2014 was reported to average approximately 246,000 jobs created per month compared to 194,000 jobs created per month during 2013.  The unemployment rate declined from 6.7% as of December 2013 to 5.6% as of December 2014, which reflected an increase in the number of jobs created and a decline in the number of jobs lost, though it also reflected a rise in the discouraged worker rate, which suggests that actual job growth was at a lesser rate.  Consumer confidence in the United States rose by approximately 20% in 2014, which reportedly reflected consumers’ increased optimism about current business conditions and the current job market as well as the outlook for continued job growth and further improvement in the overall domestic economy.  In the January 2015 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a moderate pace during the reporting period.  According to the Federal Reserve Districts’ reports, overall consumer spending in most districts increased with modest year-over-year gains in retail sales, automotive sales showed moderate-to-strong growth, activity in the nonfinancial services sector continued to expand at a moderate pace overall and manufacturing activity expanded in most districts.  In addition, single-family residential real estate sales and construction were largely flat overall, reflecting a slight year-over-year decline in sales in most districts and modest increases in home prices, while commercial real estate activity expanded in most districts.  The Federal Reserve Districts’ report also noted that demand for business and consumer credit grew during the reporting period as most districts reported slight-to-moderate increases in loan volumes while credit quality remained stable with overall reductions in loan delinquencies.

The impact of increases in interest rates during the second half of 2013 remained evident in the year-over-year earnings comparisons across the banking industry during 2014.  The FRB has recently signaled its intent to begin increasing interest rates during the second half of 2015; however, it is not possible to predict the timing, amount or even direction of any such increase in the coming year.  Low interest rates will continue to place pressure on net interest margins, as older assets continue to mature or default and are replaced with lower-yielding instruments.

In the FDIC’s third quarter 2014 “Quarterly Banking Profile” (published November 26, 2014), insured institutions reported an aggregate increase in net income for the third quarter of 2014 compared to that of 2013, and the largest year-over-year growth in reported net operating revenue (the sum of net interest income and total noninterest income) since the fourth quarter of 2009.  In the same report, FDIC-insured institutions reported an aggregate increase in quarterly loan loss provisions, which was the first year-over-year increase in quarterly loan loss provisions since 2009.  These institutions also report (i) the lowest quarterly total for net charge-offs since the first quarter of 2007, as charge-offs in all major loan categories, except auto loans, had year-over-year declines; (ii) improved noncurrent levels across all major loan categories, except loans to individuals; (iii) declines in loan loss reserves for the eighteenth consecutive quarter, as net charge-offs taken out of reserves exceeded the provisions added to reserves; and (iv) increased equity capital, as 98.5% of all insured institutions met or exceeded the requirements for the highest capital category.

In the Office of the Comptroller of the Currency’s (OCC’s) third quarter 2014 “Mortgage Metrics Report” (published in December 2014), the OCC reported continued performance improvements and declines in foreclosure activity during the quarter for the portfolio of loans included within their report.  This was consistent with observed industry trends overall, and was attributable to improved economic conditions and aggressive foreclosure prevention assistance.  The OCC also reported (i) an increase in the percentage of mortgage loans that were current and performing as compared to both the prior quarter and one year earlier, (ii) a decrease in the percentage of mortgage loans that were 30-to-59 days past due compared to the previous year and (iii) a decrease in the percentage of seriously delinquent mortgage loans (mortgage loans 60 days or more past due or held by bankrupt borrowers whose payments are 30 days or more past due) from the prior year.  Lastly, the OCC reported that foreclosure activity among the reporting servicers continued to decline as both the number of mortgage loans in the process of foreclosure and the number of home retention actions implemented by servicers decreased from one year earlier.

Trustmark has continued to dedicate staff to mitigate foreclosure of primary residences on borrowers who are subject to adverse financial conditions in the current economic environment.  Loss mitigation counselors and additional support staff have been utilized to accommodate loss mitigation activity.  Trustmark continues to utilize personnel in its collections department and has conducted regular training of its personnel on foreclosure mitigation.  In some cases, Trustmark may make deferred payment arrangements with such borrowers on a short-term basis.  Likewise, Trustmark continues to follow FNMA, FHLMC and GNMA guidelines for foreclosure moratoriums in its portfolio of loans serviced for others.  As for new loan originations, primarily those intended for sale in the secondary market, Trustmark follows the underwriting standards of the relevant government sponsored enterprises (GSE) and agencies.  As those GSE and agencies have revised standards on new originations, so has Trustmark.  During 2014, Trustmark continued to allocate the appropriate resources to fully comply with all investor underwriting requirements.

Management has continued to carefully monitor the impact of liquidity in the financial markets, changes in values of securities and other assets, loan performance, default rates and other financial and macro‑economic indicators, in order to navigate the challenging economic environment.  Managing credit risks resulting from current economic and real estate market conditions also continues to be a primary focus for Trustmark.  To help manage its exposure to credit risk, Trustmark has continued to utilize several of the resources put into place during the financial crisis of 2008.  At that time, to address the downturn in the Florida real estate market, Trustmark established a dedicated problem asset working group.  This group is composed of experienced lenders and continues to manage problem assets in the Florida market.  In addition, a special committee of executive management continues to provide guidance while monitoring the resolutions of problem assets.  Aside from these processes, Trustmark continues to conduct quarterly reviews and assessments of all criticized loans in all its markets.  These comprehensive assessments include the formulation of action plans and updates of recent developments on all criticized loans.

Trustmark did not make significant changes to its loan underwriting standards during 2014.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  Trustmark adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the continued economic uncertainty, Trustmark remains cautious in granting credit involving certain categories of real estate as well as in making exceptions to its loan policy.

For additional discussion of the impact of the current economic environment on the financial condition and results of operations of Trustmark and its subsidiaries, see Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report.

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

At June 30, 2014, Trustmark’s deposit market share ranked within the top four positions in 75% of the 52 counties served and in the first or second position in 50% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2014.

Market	Deposit Market Share
Alabama	1.55%
Florida	0.13%
Mississippi	14.44%
Tennessee	0.42%
Texas	0.06%

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

Supervision and Regulation

The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to Trustmark.  The discussion is a summary of detailed statutes, regulations and policies.  Such statutes, regulations and policies are continually under the review of the United States Congress and state legislatures as well as federal and state regulatory agencies.  A change in statutes, regulations or policies could have a material impact on the business of Trustmark and its subsidiaries.  Trustmark and its subsidiaries may be affected by legislation that can change banking statutes in substantial and unexpected ways and by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

Legislation

Trustmark is a registered bank holding company under the Bank Holding Company Act of 1956 (BHC Act).  Trustmark and its nonbank subsidiaries are therefore subject to the supervision, examination and reporting requirements of the BHC Act, the Federal Deposit Insurance Act (FDI Act), the regulations of the FRB and the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

The Dodd-Frank Act represents very broad legislation that expands federal oversight of the banking industry and federal law, including under the FDI Act and the BHC Act.  For example, under the FDI Act, as amended by the Dodd-Frank Act, federal regulators must require that depository institution holding companies serve as a source of strength for their depository institution subsidiaries.  In addition, through its amendment to 12 U.S.C. § 1848a of the BHC Act, the Dodd-Frank Act eliminates the strict limitations on the ability of the FRB to exercise rulemaking, supervisory and enforcement authority over functionally regulated bank holding company subsidiaries.

Consumer Financial Protection Bureau (CFPB)

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

TNB’s total assets were $12.249 billion at December 31, 2014, and $11.681 billion at December 31, 2013.  Following the closing of the merger of Trustmark with BancTrust on February 15, 2013, TNB had assets of greater than $10.0 billion.  The combined assets of Trustmark and BancTrust were greater than $10.0 billion for the four quarters prior to the merger, and therefore, the merged institution was deemed a “very large” insured depository institution subject to CFPB supervision and enforcement authority with respect to federal consumer financial laws beginning in the second quarter of 2013.  For more information on the merger with BancTrust, please see Note 2 – Business Combinations included in Part II. Item 8. – Financial Statements and Supplementary Data located elsewhere in this report.

Federal Oversight Over Mergers and Acquisitions

Bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking.

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5.0% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.  The BHC Act further provides that the FRB may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The FRB is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977.

The BHC Act also requires FRB approval for a bank holding company’s acquisition of a company that is not an insured depository institution.  The FRB must generally consider whether performance of the activity by a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The Dodd-Frank Act gives the FRB express statutory authority also to consider the “risk to the stability of the United States banking or financial system” when reviewing the acquisition of such a company by a bank holding company.

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

In addition, the Dodd-Frank Act amends the FDI Act, imposing new restrictions on insured depository institutions’ purchases of assets from insiders.  The FRB is given rulemaking authority over these new asset-purchase restrictions subject to prior consultation with the OCC and FDIC.

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

TNB is a national banking association and, as such, is subject to regulation by the OCC, the FDIC and the FRB.  Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services.

While TNB’s activities are governed primarily by federal law, the Dodd-Frank Act potentially narrows National Bank Act preemption of state consumer financial laws, thereby making TNB and other national banks potentially subject to increased state regulation.  The Dodd-Frank Act also codifies the Supreme Court’s decision in Cuomo v. Clearing House Association.  As a result, State Attorneys General may enforce “an applicable law” against federally-chartered depository institutions like TNB.  In addition, under the Dodd-Frank Act, State Attorneys General are authorized to bring civil actions against federally-chartered institutions, like TNB, to enforce regulations prescribed by the CFPB or to secure other remedies.

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

In addition to the changes described above, the Dodd-Frank Act makes numerous changes to the various patchwork of federal laws that regulate the activities of Trustmark, TNB and their subsidiaries and affiliates.  The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to authorize the FRB to issue regulations regarding any interchange fee that an issuer may receive or charge for an electronic debit card transaction.  On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB also approved a final rule on July 27, 2012 that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.  The provisions regarding debit card interchange fees became effective October 1, 2011, and the fraud prevention adjustment became effective October 1, 2012.  On July 31, 2013, however, the United States District Court for the District of Columbia held that, in determining the debit card interchange fee standard in the final rule, the FRB improperly considered costs it was prohibited by the EFTA from considering.  The court, accordingly, remanded to the FRB with instructions to vacate the final rule, but stayed the order to vacate to provide the FRB an opportunity to replace the invalid portions of the final rule.  On March 21, 2014, the D.C. Circuit Court of Appeals overturned the lower court decision finding that the FRB’s final rule was based on a reasonable interpretation of the statute.  On January 20, 2015, the U.S. Supreme Court declined to hear the retailers’ appeal.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.  For additional information regard the impact of the debit card interchange fee standards to Trustmark, see the section captioned, “Noninterest Income – Bank Card and Other Fees” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – included elsewhere in this report.

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

The FRB and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio requirements for banking institutions.  Furthermore, under the Dodd-Frank Act, federal bank regulatory agencies are required to impose on all depository institutions and holding companies minimum risk-based capital and leverage requirements that are not less than the “generally applicable” minimum risk-based capital and leverage requirements in effect for insured depository institutions.

In early July 2013, the FRB, FDIC and OCC jointly promulgated final rules revising regulatory capital requirements to address perceived shortcomings in existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Act and international capital regulatory standards by the Basel Committee on Banking Supervision.  The new capital rules adopt a new common equity Tier 1 capital requirement of 4.5% of risk-weighted assets, increase the minimum Tier 1 capital ratio to 6.0% and introduce a new capital conservation buffer of 2.5% common equity Tier 1 capital (to be phased in through January 1, 2019).  The new capital rules do not increase the previously existing 8.0% total capital to risk-weighted assets ratio requirement or requirement for bank holding companies to maintain a 4.0% leverage ratio.  The new capital rules also revise the standards for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, requiring a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0% and total capital ratio of 10.0%, while leaving unchanged the existing 5.0% leverage ratio requirement.

For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  The capital rules adopt new risk-weight calculation methods for the “standardized” denominator that generally assign higher risk weights to banking assets than under the previous capital rules.  The new capital rules do not change the previous treatment of residential mortgage exposures.

For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank level, is classified in one of three tiers depending on type.  The new capital rules revise the regulatory components and calculations of capital.  Common equity Tier 1 is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments.  Deductions from common equity Tier 1 capital include goodwill and other intangibles, net of any associated deferred tax liability that would be extinguished if the goodwill becomes extinguished or impaired; deferred tax assets that rely on the future profitability of the institution; and a shortfall in provisions relative to expected losses.  Mortgage servicing rights and deferred tax assets may count as capital up to a combined maximum of 15%, and gains and losses on accumulated other comprehensive income (loss) (AOCI) may be included in capital for institutions that do not make opt-out elections.  Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus) and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008.  Newly issued trust preferred securities and cumulative perpetual preferred stock may no longer be included in Tier 1 capital.  However, smaller depository institution holding companies (those with assets less than $15 billion as of year-end 2009) and most mutual holding companies are allowed to continue to count as Tier 1 capital most outstanding trust preferred securities and other non-qualifying securities that were issued prior to May 19, 2010 (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments) rather than phasing such securities out of regulatory capital.  Trustmark currently has outstanding trust preferred securities that it continues to count as Tier 1 capital up to the regulatory limit.  Total capital is comprised of Tier 1 capital and Tier 2 capital, which includes certain subordinated debt with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for loan losses.  Newly issued trust preferred securities and cumulative perpetual preferred stock generally may be included in Tier 2 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of a bankruptcy, insolvency, or receivership of the issuer.

At December 31, 2014, Trustmark exceeded its common equity Tier 1 capital, Tier 1 capital, and total capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.75%, 13.47% and 14.56% of its total risk-weighted assets, respectively.  At December 31, 2014, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 13.24%, 13.24% and 14.32% of its total risk-weighted assets, respectively.

The leverage ratio is generally calculated by dividing Tier 1 capital by an institution’s average total on-balance consolidated assets.  As a bank holding company, Trustmark is required to hold a 4.0% leverage ratio.  For TNB to be considered well-capitalized under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.  At December 31, 2014, the leverage ratios for Trustmark and TNB were 9.63% and 9.46%, respectively.

Advanced approaches institutions (generally those with consolidated total assets of at least $250 billion or consolidated total on-balance sheet foreign exposures of at least $10 billion) are also subject to a supplementary leverage ratio of 3.0% and a countercyclical capital buffer of up to 2.5% common equity Tier 1 capital (to be phased in through January 1, 2019).  Trustmark and TNB are not required to comply with the advanced approaches at this time due to their respective asset sizes and lack of on-balance sheet foreign exposures.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The FDI Act identifies five capital categories for insured depository institutions.  These include well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The FDI Act requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject an insured depository institution to capital raising requirements.  In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company if the institution would thereafter be undercapitalized.  As of December 31, 2014, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  In addition, the FDI Act requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.  Restricted distributions would include dividends or interest payments on a Tier 1 or Tier 2 capital instrument, as well as a repurchase or redemption of such an instrument unless the banking organization fully replaces that capital instrument by issuing another capital instrument of the same or higher tier of regulatory capital in the same calendar quarter.

Trustmark and TNB were required to comply with the new capital rules beginning January 1, 2015.  Certain of the requirements of the capital rules, such as the capital conservation buffer, will be phased in until January 1, 2019.  Once the new capital requirements are fully phased in, it is expected that Trustmark and TNB will be required to hold a greater amount of capital and a greater amount of common equity than they were previously required to hold.  Management does not expect the new capital rules to have a significant impact on Trustmark or TNB; however, Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.

Payment of Dividends and Other Restrictions

The principal source of Trustmark’s cash revenues is dividends from TNB.  There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2015 approximately $114.3 million plus its net income for that year to pay to Trustmark as dividends.  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.  Moreover, an institution’s failure to exceed the capital conservation buffer set forth in the capital rules with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.  A failure by TNB to meet the capital conservation buffer would limit the ability of TNB to pay dividends to Trustmark.

Under cross-guarantee provisions of the FDI Act, the FDIC may recoup losses to the Deposit Insurance Fund (DIF) by assessing a claim against insured depository institutions under common control for losses caused by the failure of an affiliated insured depository institution.  The FDIC will assess cross-guarantee liability on the affiliates of a failed insured depository institution only where such assessments are determined to result in the lowest cost to the DIF.  In deciding whether to pursue a cross-guarantee, the FDIC will analyze whether the FDIC would achieve a higher return if the failed institution were sold as an open depository institution; whether any commonly controlled institutions are likely to fail at a later date and thereby increase the losses to the DIF; or, whether by postponing the assessment, the loss would be expected to grow and value available to the FDIC would dissipate.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured up to regulatory limits set by the DIF, as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF.  The FDIC uses a risk based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (the CAMELS component rating).  The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk.  For Risk Category I institutions, including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings.  The minimum annualized assessment rate for Risk Category I institutions during 2014 was 2.5 basis points with the maximum rate being 9.0 basis points.  Assessment rates for institutions in Risk Category I may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

The Dodd-Frank Act imposes a new deposit insurance assessment base for an insured depository institution equal to the institution’s total assets minus the sum of (1) its average tangible equity during the assessment period, and (2) any additional amount the FDIC determines is warranted for custodial and banker’s banks.  The minimum reserve ratio increased to 1.35 percent of estimated annual insured deposits or assessment base.  The FDIC is directed by the Dodd-Frank Act to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The Dodd-Frank Act permanently increased the deposit insurance level to $250,000 per account.

In 2014, TNB’s expenses related to deposit insurance premiums totaled $10.2 million, which reflects the increased assessment base resulting from the merger with BancTrust on February 15, 2013.  In addition, TNB also paid approximately $672 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2017 through 2019.  For the quarter ended December 31, 2014, the FICO assessment rate was equal to 0.60 basis points.

Recent Regulatory Developments

On January 18, 2013, the CFPB, FRB, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to the TILA made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and became mandatory on January 18, 2014.  After notice and comment, the six agencies subsequently issued a final rule on December 12, 2013, that created exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  The final rule, as revised, is intended to provide creditors with some relief from the mortgage appraisal requirements.  Trustmark has implemented the appropriate policies, procedures, and training to ensure compliance with these new rules.  Trustmark’s operations and consolidated financial statements were not impacted by the implementation of these new rules.

In October 2012, the FRB, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Trustmark has been subject to these stress test requirements since September 2014, and is required to make its first filing with regulators in March 2015.  On October 17, 2014, the FRB issued a notice of final rulemaking to switch the testing dates to match the calendar year so that stress tests would use year-end data and capital planning would follow for the next calendar year.  The FRB’s final rule, beginning with the January 1, 2016 annual stress test cycle, requires institutions with total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of December 31 of the preceding year, provide results to the agencies by July 31 of each year and publicly disclose results in October of each year.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

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

Employees

At December 31, 2014, Trustmark employed 3,060 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark (the Registrant) and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Daniel A. Grafton, 67
Trustmark Corporation
Chairman of the Board since May 2011
Trustmark National Bank
Chairman of the Board since May 2011

Gerard R. Host, 60
Trustmark Corporation
President and Chief Executive Officer since January 2011
Trustmark National Bank
President and Chief Executive Officer since January 2011
President and Chief Operating Officer from March 2008 to January 2011

Louis E. Greer, 60
Trustmark Corporation
Treasurer and Principal Financial Officer since January 2007
Trustmark National Bank
Executive Vice President and Chief Financial Officer since February 2007

T. Harris Collier III, 66
Trustmark Corporation
Secretary since April 2002
Trustmark National Bank
General Counsel since January 1990

Duane A. Dewey, 56
Trustmark National Bank
President – Corporate Banking since September 2011
Executive Vice President and Corporate Banking Manager from September 2008 to September 2011

George C. Gunn, 63
Trustmark National Bank
Executive Vice President and Real Estate Banking Manager since September 2008

Robert Barry Harvey, 55
Trustmark National Bank
Executive Vice President and Chief Credit Officer since March 2010
Senior Vice President and Chief Credit Administrator from September 2004 to March 2010

Donald Glynn Ingram, 63
Trustmark National Bank
Executive Vice President and Chief Information Officer since September 2008

James M. Outlaw, Jr., 61
Trustmark National Bank
Executive Vice President and Chief Administrative Officer since August 2014
President and Chief Operating Officer – Texas from August 2006 to August 2014

Thomas C. Owens, 50
Trustmark National Bank
Executive Vice President and Bank Treasurer since September 2013
   Webster Financial Corporation – Waterbury, Connecticut
Assistant Treasurer – Asset Liability Management from 2008 to September 2013

Douglas H. Ralston, 50
Trustmark National Bank
President – Wealth Management since November 2009
President – Trustmark Investment Advisors since June 2002

W. Arthur Stevens, 50
Trustmark National Bank
President – Retail Banking since September 2011
President – Mississippi Region from September 2008 to September 2011

Breck W. Tyler, 56
Trustmark National Bank
President – Mortgage Services since March 2012
Executive Vice President and Mortgage Services Manager from June 2006 to March 2012

Chester A. (Buddy) Wood, Jr., 66
Trustmark National Bank
Executive Vice President and Chief Risk Officer since February 2007

C. Scott Woods, 58
Trustmark National Bank
President – Insurance Services since March 2012
Executive Vice President and Insurance Services Manager from June 2006 to March 2012

ITEM 1A.	RISK FACTORS

Trustmark and its subsidiaries could be adversely impacted by various risks and uncertainties, which are difficult to predict.  As a financial institution, Trustmark has significant exposure to market risks, including interest rate risk, liquidity risk and credit risk.  This section includes a description of the risks, uncertainties and assumptions identified by Management that could materially affect Trustmark’s financial condition and results of operations, as well as the value of Trustmark’s financial instruments in general, and Trustmark common stock, in particular.  Additional risks and uncertainties that Management currently deems immaterial or is unaware of may also impair Trustmark’s financial condition and results of operations.  This report is qualified in its entirety by the risk factors that are identified below.  The occurrence of any one of, or of a combination of, these risk factors could have a material negative effect on Trustmark’s financial condition or results of operations.

Trustmark’s largest source of revenue (net interest income) is subject to interest rate risk.

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings.  Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  Even in an environment in which the Federal Reserve is signaling intent to raise rates in the future, it is not possible to predict the timing, amount or even direction of any such increase in the coming year.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2014, estimated that in the event of a hypothetical 200 basis point and 100 basis point increase in interest rates, net interest income may increase 2.4% and 1.3%, respectively.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2014, it is estimated net interest income may decrease by 5.8%.

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

Trustmark’s business may be adversely affected by conditions in the financial markets and economic conditions in general.

The economy has continued to show moderate signs of improvement; however, lingering economic concerns remain as a result of the cumulative weight of soft U.S. labor markets, continuation of the recent decline in crude oil prices for an extended period of time, slowing growth in markets in Western Europe, as well as in China and other emerging markets, combined with uncertainty regarding the timing of the anticipated tightening of the monetary policy by the FRB, continued instability of the Russian economy and renewed uncertainty as to the potential of increased financial instability in Greece and, perhaps, in the broader European Union.  The U.S. and European economies and financial markets tend to be closely associated, and therefore significant weakness in Europe would likely dampen domestic growth prospects during 2015. While domestic demand for loans has improved, particularly for commercial loans, further meaningful gains will depend on sustained economic growth.  Strategic risk, including threats to business models from low rates and sluggish economic growth, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the increasing regulatory expectations created by recent legislation, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenues and effectively managing the costs of compliance.

The FRB has recently signaled its intent to begin increasing interest rates during the second half of 2015; however, the pace at which interest rates will increase remains uncertain.  Low interest rates will continue to place pressure on net interest margins, as older assets continue to mature or default and are replaced with lower-yielding instruments.  In addition, Management must protect against an increased vulnerability to rapidly changing rates in coming years in the event the current low-rate environment is replaced by a more volatile environment, which could increase exposure to reduced revenues from tighter margins.

Despite recent optimism resulting from stabilization in the housing sector, unemployment data and credit quality improvement, Trustmark does not assume that the uncertain conditions in the economy will improve significantly in the near future.  A further weakened economy could affect Trustmark in a variety of substantial and unpredictable ways.  In particular, Trustmark may face the following risks in connection with these events:

•	Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could further affect Trustmark’s charge-offs and provision for loan losses.
•	Loan performance could experience a significantly extended deterioration or loan default levels could accelerate, foreclosure activity could significantly increase, or Trustmark’s assets (including loans and investment securities) could materially decline in value, any one of which, or any combination of more than one of which, could have a material adverse effect on Trustmark’s financial condition or results of operations.
•	Management’s ability to measure the fair value of Trustmark’s assets could be adversely affected by market disruptions that have made valuation of assets even more difficult and subjective. If Management determines that a significant portion of its assets have values that are significantly below their recorded carrying value, Trustmark could recognize a material charge to earnings in the quarter during which such determination was made, Trustmark’s capital ratios would be adversely affected by any such change, and a rating agency might downgrade Trustmark’s credit rating or put Trustmark on credit watch.
•
The price per barrel of crude oil has declined from $98 as of December 31, 2013, to approximately $53 as of December 31, 2014. As of December 31, 2014, energy-related LHFI represented approximately 3.0% of Trustmark’s total LHFI portfolio, and these loans had no adversely rated credits and were all currently performing. Nonetheless, if oil prices remain at low levels for an extended period, Trustmark could experience weaker energy-related loan demand or increased losses within its energy-related LHFI portfolio.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline.  If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able successfully to mitigate any such effects on its business.  Accordingly, these factors in the U.S. (and, indirectly, global) economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

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

Trustmark attempts to quantify such credit event risk by modeling bank specific and systemic scenarios that estimate the liquidity impact.  Trustmark estimates such impact by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets.  To mitigate such risk, Trustmark maintains available lines of credit with the Federal Reserve Bank of Atlanta and the FHLB of Dallas that are secured by loans and investment securities.  Management continuously monitors Trustmark’s liquidity position for compliance with internal policies.

Trustmark is subject to extensive government regulation and supervision and possible enforcement and other legal actions.

Trustmark, primarily through TNB and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders.  These regulations and supervisory guidance affect Trustmark’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes.  Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation or statutes, regulations, policies and supervisory guidance, could affect Trustmark in substantial and unpredictable ways.  Such changes could subject Trustmark to additional costs, limit the types of financial services and products Trustmark may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage.  In this regard, government authorities, including bank regulatory agencies, are pursuing aggressive enforcement agendas with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures.  Any of the foregoing could have a material adverse effect on Trustmark’s business, financial condition or results of operations.

See the section captioned “Supervision and Regulation” included in Part I. Item 1. - Business, located elsewhere in this report.

Trustmark will be subject to increasingly stringent capital and liquidity requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III.  The FRB, OCC, and FDIC issued final rules establishing regulatory capital requirements consistent with Basel III and implementing the capital requirements in the Dodd-Frank Act in July 2013.  The new capital rules require, among other things, a minimum common equity Tier 1 capital ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, effectively establishing a minimum common equity Tier 1 ratio of 7%.  In addition, the new capital rules increase the minimum Tier 1 capital requirement from 4% to 6% of risk-weighted assets.  The new capital rules also specify that a bank with a capital conservation buffer that does not exceed 2.5% shall face limitations on capital distributions and bonus payments to executives.

The new capital rules also include stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital.  For instance, the rules effectively disallow newly-issued trust preferred securities to be a component of a holding company’s Tier 1 capital.  Trustmark will continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the new capital rules.

Trustmark and TNB were required to comply with the new capital rules beginning January 1, 2015.  Certain of the requirements of the capital rules, such as the capital conservation buffer, will be phased in until January 1, 2019.  Once the new capital requirements are fully phased in, it is expected that Trustmark and TNB will be required to hold a greater amount of capital and a greater amount of common equity than they were previously required to hold.  Management does not expect the new capital rules to have a significant impact on Trustmark or TNB; however, Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.

Unfavorable results from ongoing stress test analyses conducted on Trustmark and TNB may adversely affect Trustmark’s ability to approve, declare and pay dividends to shareholders or compete for new business opportunities.

Under final rules associated with the requirements of the Dodd-Frank Act, the FRB and OCC require Trustmark and TNB to perform periodic stress tests and analysis to evaluate its ability to absorb losses in various economic and financial scenarios.  This stress test analysis uses three economic and financial scenarios generated by the FRB and OCC, including baseline, adverse and severely adverse scenarios.  Trustmark and TNB are required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable.  Results of the stress tests and analysis performed by Trustmark and TNB must be submitted to the FRB and the OCC annually to be used in the regulators’ analysis.

The outcome of the FRB’s analysis of Trustmark’s projected performance (including capital, earnings and balance sheet changes) could hinder Trustmark’s ability to pay cash dividends to shareholders at levels consistent with prior practice, or at all.  The results of the stress tests could also impact future decision making regarding future acquisitions by Trustmark as well as Trustmark’s ability to effectively compete for new business opportunities.

Additionally, the FRB and OCC may require Trustmark and TNB to raise additional capital or take other actions, or may impose restrictions on its business, based on the results of the stress tests, including requiring revisions or changes to capital plans.  Trustmark and TNB may not be able to raise additional capital if required to do so, or may not be able to do so on favorable terms.  Any such capital raises, if required, may also be dilutive to existing shareholders.

There may be risks resulting from the extensive use of models in Trustmark’s business.

Trustmark relies on quantitative models to measure risks and to estimate certain financial values.  Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, conducting capital stress testing, calculating regulatory capital levels and estimating the fair value of financial instruments and balance sheet items.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If models for determining interest rate risk and asset-liability management are inadequate, Trustmark may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If models for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs.  If models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Trustmark could realize upon sale or settlement of such financial instruments.  Any such failure in the analytical or forecasting models could have a material adverse effect on Trustmark’s business, financial condition or results of operations.

Also, information Trustmark provides to its regulators based on poorly designed or implemented models could be inaccurate or misleading.  Certain decisions that the regulators make, including those related to capital distributions and dividends to Trustmark’s shareholders, could be adversely affected due to the regulator’s perception that the quality of Trustmark’s models used to generate the relevant information is insufficient.

Trustmark could be required to write down goodwill and other intangible assets.

When Trustmark acquires a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2014, goodwill and other identifiable intangible assets were $398.7 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2014 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2014, Trustmark held $98.6 million of other real estate, compared to $111.6 million at December 31, 2013.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s results of operations or financial condition.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators.  As of December 31, 2014, total gross unrealized losses on temporarily impaired securities totaled $14.6 million.  Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary.  If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

If Trustmark is required to repurchase a larger number of mortgage loans that it had previously sold, such repurchases could negatively affect earnings.

One of Trustmark’s primary business operations is mortgage banking under which residential mortgage loans are sold in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  Trustmark may be required to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties.  Generally, putback requests may be made until the loan is paid in full.  However, mortgage loans delivered to FNMA and FHLMC on or after January 1, 2013 are subject to the Lending and Selling Representations and Warranties Framework updated in May 2014, which provides certain instances in which FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties, such as payment history and quality control review.

Total mortgage loan servicing putback expense incurred by Trustmark in 2014 was $600 thousand, a decrease of $900 thousand when compared to 2013.  During November 2013, Trustmark finalized its agreement with FNMA (the “Resolution Agreement”) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  The reserve for mortgage loan servicing putback expenses for FNMA loans in periods not covered by the Resolution Agreement and to other entities totaled $1.2 million at December 31, 2014, which represented 0.02% of total loans serviced for others, compared to $1.1 million, or 0.02%, at December 31, 2013.  If the level of investor repurchase demands increases in the future, this could significantly increase costs and have a material adverse effect on Trustmark’s results of operations.

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

Trustmark’s ability to compete successfully depends on a number of factors, including: the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; the ability to continue to expand Trustmark’s market position through organic growth and acquisitions; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which Trustmark introduces new products and services relative to its competitors; and industry and general economic trends.  Failure to perform in any of these areas could significantly weaken Trustmark’s competitive position, which could adversely affect Trustmark’s financial condition or results of operations.

Potential acquisitions by Trustmark may disrupt Trustmark’s business and dilute shareholder value.

Trustmark seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services, and Trustmark will likely continue to seek to acquire such businesses in the future.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company; exposure to potential asset quality issues of the target company; difficulty and expense of integrating the operations and personnel of the target company; potential disruption to Trustmark’s business; potential diversion of Trustmark’s Management’s time and attention; the possible loss of key employees and customers of the target company; difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company.  Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of Trustmark’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Trustmark’s financial condition or results of operations.

The acquisition of an insured depository institution that fails could significantly adversely affect an affiliated insured depository institution.  Under cross-guarantee provisions of the FDI Act, the FDIC may recoup losses to the DIF by assessing a claim against insured depository institutions under common control for losses caused by the failure of an affiliated insured depository institution.  See the section captioned “Supervision and Regulation—Payment of Dividends and Other Restrictions” included in Part I. Item 1. - Business, located elsewhere in this report.

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

Trustmark is dependent upon communications and information systems to conduct business as such systems are used to manage virtually all aspects of Trustmark’s business.  Trustmark’s operations rely on the secure processing, storage and transmission of confidential and other information within its computer systems and networks.  Trustmark has taken protective measures, which are continuously monitored and modified as warranted; however, Trustmark’s computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious codes and cyber-attacks that could affect their information system security.  If one or more of these events were to occur, Trustmark’s or its customers’ confidential and other information would be jeopardized, or such an event could cause interruptions or malfunctions in Trustmark’s or its customers’ or counterparties’ operations.  Trustmark may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures in its computer systems and networks, and Trustmark may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Trustmark.  Any such losses, which may be difficult to detect, could adversely affect Trustmark’s financial condition or results of operations.  In addition, the occurrence of such a loss could expose Trustmark to reputational risk, the loss of customer business and additional regulatory scrutiny.

Security breaches in Trustmark’s internet and mobile banking activities could further expose Trustmark to possible liability and reputational risk.  Any compromise in security could deter customers from using Trustmark’s internet and mobile banking services that involve the transmission of confidential information.  Trustmark relies on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data.  These precautions may not protect Trustmark’s systems from compromise or breaches of security, which could result in significant legal liability and significant damage to Trustmark’s reputation and business.

Trustmark relies upon certain third-party vendors to provide products and services necessary to maintain day-to-day operations.  Accordingly, Trustmark’s operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements or that the security of the third-party vendors’ computer systems, software and networks may be vulnerable to compromises that could impact information system security.  Trustmark maintains a system of policies and procedures designed to monitor vendor risks.  While Trustmark believes these policies and procedures mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements or any compromise in the security of an external vendor’s information systems could be disruptive to Trustmark’s operations, which could have a material adverse effect on its financial condition or results of operations.

Trustmark must utilize new technologies to deliver its products and services.

In order to deliver new products and services and to improve the productivity of existing products and services, the banking industry relies on rapidly evolving technologies.  Trustmark’s ability to effectively utilize new technologies to address customer needs and create operating efficiencies could materially affect future prospects.  Management cannot provide any assurances that Trustmark will be successful in utilizing such new technologies.  Incorporation of new products and services, such as internet and mobile banking services, may require significant resources and expose Trustmark to additional risks.

Trustmark’s use of third-party service providers and Trustmark’s other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

Trustmark regularly uses third-party service providers and subcontractors as part of its business.  Trustmark also has substantial ongoing business relationships with partners and other third-parties.  These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, the OCC and the FDIC.  The regulators are requiring Trustmark to enhance its due diligence, ongoing monitoring and control over third-party service providers and subcontractors and other ongoing third-party business relationships.  Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships.  As a result, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

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

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  The ongoing economic recession has resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards may result in changes to GAAP.  Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition or results of operations.

Natural disasters, such as hurricanes, could have a significant negative impact on Trustmark’s business.

Many of Trustmark’s loans are secured by property or are made to businesses in or near the Gulf Coast regions of Alabama, Florida, Mississippi and Texas which are often in the path of seasonal hurricanes.  Natural disasters, such as hurricanes, could have a significant negative impact on the stability of Trustmark’s deposit base, the ability of borrowers to repay outstanding loans and the value of collateral securing loans, and could cause Trustmark to incur material additional expenses.  Although Management has established disaster recovery policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable Trustmark’s borrowers to recover from the effects of the event, could have a material adverse effect on Trustmark’s financial condition or results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB.  Approximately 233,000 square feet, or 88%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  As of December 31, 2014, Trustmark, through TNB, also operated 176 full-service branches, 29 limited-service branches and an ATM network, which included 184 ATMs at on-premise locations and 66 ATMs located at off-premise sites.  In addition, Trustmark’s Wealth Management Division utilized one off-site location, the Insurance Division utilized three off-site locations, the Mortgage Banking Group utilized two off-site locations, and the Insurance Division and Mortgage Banking Group together utilized one off-site location.  Trustmark leases 78 of its 278 locations with the remainder being owned.

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

For additional information regarding legal proceedings involving Trustmark and its subsidiaries, see the “Legal Proceedings” section of Note 17 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark Corporation’s (Trustmark’s) common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2014 and 2013, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2014		2013
Sales Price Per Share	High	Low	High	Low
First quarter	$26.99	$22.36	$25.09	$22.45
Second quarter	25.94	22.35	26.87	22.70
Third quarter	25.09	22.50	27.98	24.21
Fourth quarter	25.13	22.39	28.88	24.98

Dividends Per Share			2014	2013
First quarter			$0.23	$0.23
Second quarter			0.23	0.23
Third quarter			0.23	0.23
Fourth quarter			0.23	0.23
Total			$0.92	$0.92

At January 31, 2015, there were approximately 4,300 registered shareholders of record and approximately 18,200 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data located elsewhere in this report.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Banks – Regional – US index.  The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2009, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2009	2010	2011	2012	2013	2014
Trustmark	100.00	114.97	117.20	112.67	139.57	132.64
Morningstar Banks - Regional - US	100.00	121.75	109.60	130.20	180.64	194.77
NASDAQ	100.00	118.02	117.04	137.47	192.62	221.02

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2014 ($ in thousands, except per share data).  The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data found elsewhere in this report.

Years Ended December 31,	2014	2013	2012	2011	2010
Consolidated Statements of Income
Total interest income	$426,882	$414,346	$371,659	$391,979	$408,218
Total interest expense	21,546	25,859	30,669	43,036	56,195
Net interest income	405,336	388,487	340,990	348,943	352,023
Provision for loan losses, LHFI	1,211	(13,421)	6,766	29,704	49,546
Provision for loan losses, acquired loans	6,171	6,039	5,528	624	-
Noninterest income	173,142	173,859	175,189	159,854	165,927
Noninterest expense	409,005	415,731	344,502	329,850	325,649
Income before income taxes	162,091	153,997	159,383	148,619	142,755
Income taxes	38,529	36,937	42,100	41,778	42,119
Net Income	$123,562	$117,060	$117,283	$106,841	$100,636

Revenues (1)
Total revenue	$578,478	$562,346	$516,179	$508,797	$517,950

Per Share Data
Basic earnings per share	$1.83	$1.75	$1.81	$1.67	$1.58
Diluted earnings per share	1.83	1.75	1.81	1.66	1.57
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average equity	8.83%	8.75%	9.30%	8.95%	8.79%
Return on average tangible equity	12.97%	13.09%	12.55%	12.25%	12.31%
Return on average assets	1.03%	1.02%	1.20%	1.11%	1.08%
Net interest margin (fully taxable equivalent)	4.03%	4.01%	4.09%	4.26%	4.41%

Credit Quality Ratios (2)
Net charge-offs/average loans	-0.03%	-0.02%	0.30%	0.56%	0.95%
Provision for loan losses/average loans	0.02%	-0.23%	0.11%	0.49%	0.79%
Nonperforming loans/total loans (incl LHFS*)	1.21%	1.10%	1.41%	1.82%	2.30%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.57%	2.84%	2.71%	3.08%	3.64%
Allowance for loan losses/total loans (excl LHFS*)	1.08%	1.15%	1.41%	1.53%	1.54%

December 31,	2014	2013	2012	2011	2010
Consolidated Balance Sheets
Total assets	$12,250,633	$11,790,383	$9,828,667	$9,727,007	$9,553,902
Securities	3,545,252	3,362,882	2,699,933	2,526,698	2,318,096
Loans held for investment and acquired loans (incl LHFS*)	7,131,074	6,752,256	5,984,304	6,150,841	6,213,286
Deposits	9,698,358	9,859,902	7,896,517	7,566,363	7,044,567
Shareholders' equity	1,419,940	1,354,953	1,287,369	1,215,037	1,149,484

Stock Performance
Market value - close	$24.54	$26.84	$22.46	$24.29	$24.84
Book value	21.04	20.11	19.86	18.94	17.98
Tangible book value	15.13	13.95	15.10	14.18	13.17

Capital Ratios
Total equity/total assets	11.59%	11.49%	13.10%	12.49%	12.03%
Tangible equity/tangible assets	8.62%	8.26%	10.28%	9.66%	9.11%
Tangible equity/risk-weighted assets	12.17%	11.88%	14.56%	13.83%	12.62%
Tier 1 leverage ratio	9.63%	9.06%	10.97%	10.43%	10.14%
Tier 1 common risk-based capital ratio	12.75%	12.21%	14.63%	13.90%	12.87%
Tier 1 risk-based capital ratio	13.47%	12.97%	15.53%	14.81%	13.77%
Total risk-based capital ratio	14.56%	14.18%	17.22%	16.67%	15.77%

(1) Consistent with Trustmark's audited financial statements, revenue is defined as net interest income plus noninterest income.
(2) Excludes Acquired Loans and Covered Other Real Estate
* LHFS is Loans Held for Sale.
** ORE is Other Real Estate.

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2014 and 2013 ($ in thousands, except per share data):

2014	1Q	2Q	3Q	4Q
Interest income	$100,708	$110,743	$111,440	$103,991
Interest expense	5,804	5,455	5,211	5,076
Net interest income	94,904	105,288	106,229	98,915
Provision for loan losses, LHFI	(805)	351	3,058	(1,393)
Provision for loan losses, acquired loans	63	3,784	1,145	1,179
Noninterest income	44,078	44,140	42,893	42,031
Noninterest expense	101,618	102,761	100,194	104,432
Income before income taxes	38,106	42,532	44,725	36,728
Income taxes	9,103	9,635	11,136	8,655
Net income	$29,003	$32,897	$33,589	$28,073
Earnings per share
Basic	$0.43	$0.49	$0.50	$0.42
Diluted	0.43	0.49	0.50	0.42

2013	1Q	2Q	3Q	4Q
Interest income	$95,455	$105,900	$104,894	$108,097
Interest expense	6,480	6,672	6,465	6,242
Net interest income	88,975	99,228	98,429	101,855
Provision for loan losses, LHFI	(2,968)	(4,846)	(3,624)	(1,983)
Provision for loan losses, acquired loans	130	(1,552)	3,292	4,169
Noninterest income	44,339	43,714	47,133	38,673
Noninterest expense	102,145	107,195	101,524	104,867
Income before income taxes	34,007	42,145	44,370	33,475
Income taxes	9,141	11,024	11,336	5,436
Net income	$24,866	$31,121	$33,034	$28,039
Earnings per share
Basic	$0.38	$0.46	$0.49	$0.42
Diluted	0.38	0.46	0.49	0.42

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included elsewhere in this report.

Executive Overview

2014 was a year of significant accomplishments for Trustmark.  Trustmark continued to build upon and expand customer relationships, which was reflected in the growth of its banking, wealth management, and insurance businesses.  During 2014, total revenue expanded to $578.5 million, the highest level in Trustmark’s 125-year history.  Credit quality continued to improve and was an important contributor to Trustmark’s financial success.  Trustmark also continued to make investments in technology designed to increase revenue, improve efficiency and ensure compliance with regulatory mandates.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable March 15, 2015, to shareholders of record on March 1, 2015.

At close of business on December 31, 2013, Trustmark consolidated its wholly owned subsidiary Somerville Bank & Trust Company (Somerville) into Trustmark National Bank (TNB).  TNB and Somerville were both wholly owned subsidiaries of Trustmark; as such, the merger represented a business reorganization between affiliates under common control.  This consolidation has enhanced productivity and efficiency with elimination of duplicate functions and operating systems as well as supported revenue growth with the addition of a broader product line for Somerville’s customers.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.

Financial Highlights

Net income totaled $123.6 million for the year ended December 31, 2014, compared with $117.1 million for 2013 and $117.3 million for 2012.  For 2014, Trustmark’s basic and diluted earnings per share were $1.83 compared with $1.75 for 2013 and $1.81 for 2012.  At December 31, 2014, Trustmark reported gross loans, including loans held for sale and acquired loans, of $7.131 billion, total assets of $12.251 billion, total deposits of $9.698 billion and total shareholders’ equity of $1.420 billion.  Trustmark’s financial performance for 2014 resulted in a return on average tangible equity of 12.97%, a return on average equity of 8.83% and a return on average assets of 1.03%.  These compared with 2013 ratios of 13.09% for return on average tangible equity, 8.75% for return on average equity and 1.02% for return on average assets, while in 2012 the return on average tangible equity was 12.55%, the return on average equity was 9.30% and the return on average assets was 1.20%.  Revenue totaled $578.5 million for the year ended December 31, 2014, compared to $562.3 million for 2013 and $516.2 million for 2012.  Revenue is defined as net interest income plus noninterest income.  See the highlights discussed below as well as the section captioned “Results of Operations” located elsewhere in this report, for information regarding these increases in revenue.

Net income for 2014 increased $6.5 million, or 5.6%, compared to 2013 principally due to a $16.8 million, or 4.3%, increase in net interest income.  The increase in net interest income primarily resulted from increases in taxable interest on securities and interest and fees on loans held for sale (LHFS) and loans held for investment (LHFI) of $7.3 million and $5.0 million, respectively, and a decrease in interest expense on deposits of $4.4 million.  The growth in net interest income during the year was partially offset by the $14.6 million increase in the provision for loan losses on LHFI, primarily due to a reduction in the amount of reserves release as compared to 2013.  Total noninterest income decreased $717 thousand, or 0.4%, as declines in mortgage banking, net, service charges on deposit accounts and bank card and other fees offset gains in all other categories.  The $6.7 million, or 1.6%, decrease in noninterest expense for 2014 was primarily due to a decrease in other noninterest expense as a result of non-routine transaction expenses from the merger with BancTrust Financial Group, Inc. (BancTrust) and settlement of the non-sufficient funds and overdraft fees litigation incurred during 2013 as well as a decline in ORE/foreclosure expense during 2014.  Please see the section captioned “Results of Operations” below for a more complete overview of Trustmark’s financial performance for 2014.

Trustmark’s 2014 provision for loan losses, LHFI, totaled $1.2 million, an increase of $14.6 million when compared to a negative provision for loan losses, LHFI of $13.4 million for 2013.  The increase in the provision for loan losses, LHFI during 2014 reflects an increase in the amount of established reserves both new and existing impaired LHFI compared to 2013 as well as an increase in the reserve for commercial LHFI portfolio changes and the revised allowance for loan loss methodology for consumer LHFI, which was partially offset by an increase in net recoveries of LHFI, changes in the quantitative and qualitative reserve factors, and improved credit quality.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI. At December 31, 2014, nonperforming assets, excluding acquired loans and covered other real estate, totaled $171.9 million, an increase of $75 thousand compared to December 31, 2013.  Total nonaccrual LHFI were $79.3 million at December 31, 2014, representing an increase of $14.1 million, or 21.6%, relative to December 31, 2013, principally due to a few substandard credits migrating to nonaccrual status during 2014, which totaled $21.6 million at December 31, 2014.  Total net recoveries for 2014 were $2.0 million, compared to total net recoveries of $1.1 million for 2013 and total net charge-offs of $17.5 million for 2012.  The percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI increased in 2014 to 2.12% compared to 2.01% in 2013, which represented a decrease when compared to 3.10% in 2012.

LHFI totaled $6.449 billion at December 31, 2014 compared to $5.799 billion at December 31, 2013, an increase of $650.9 million, or 11.2%.  Growth in LHFI was attributable to net increases in all categories of LHFI during 2014.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI” located elsewhere in this report.

Trustmark has continued to experience improvements in credit quality on LHFI.  As of December 31, 2014, classified LHFI balances decreased $27.3 million, or 12.3%, while criticized LHFI balances decreased $41.0 million, or 15.9%, when compared to balances at December 31, 2013.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

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

Total deposits were $9.698 billion at December 31, 2014, compared with $9.860 billion at December 31, 2013, a decrease of $161.5 million, or 1.6%.  Growth in noninterest-bearing deposits totaled $85.1 million, or 3.2%, and was more than offset by a decline in interest-bearing deposits of $246.7 million, or 3.4%, during 2014.

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

For additional information regarding the accounting policies discussed below, please see the notes to Trustmark’s Consolidated Financial Statements set forth in Part II. Item 8. – Financial Statements and Supplementary Data – located elsewhere in this report.

Allowance for Loan Losses, LHFI

For Trustmark’s accounting policy regarding the allowance for loan losses, LHFI, please see Note 1 – Significant Accounting Policies set forth in Part II. Item 8. – Financial Statements and Supplementary Data – located elsewhere in this report.

A significant shift in one or more factors included in the allowance for loan loss methodology could result in a material change to Trustmark’s allowance for loan losses, LHFI.  For example, if there were changes in one or more of the estimates, assumptions or judgments used as they relate to a portfolio of commercial LHFI, Trustmark could find that it needs to increase the level of future provisions for possible loan losses with respect to that portfolio.  Additionally, credit deterioration of specific borrowers due to changes in these factors could cause the internally assigned risk rating to shift to a more severe category.  As a result, Trustmark could find that it needs to increase the level of future provisions for possible loan losses with respect to these LHFI.  Given the nature of many of these estimates, assumptions and judgments, it is not possible to provide meaningful estimates of the impact of any such potential shifts.

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

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Under the effective yield method, the accretable yield is recorded as an accretion of interest income over the life of the loan at the market interest rate.

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

The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in the cash flows of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in the cash flows of the covered loans and covered other real estate under those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income. For additional information regarding Trustmark’s accounting policy for a FDIC indemnification asset, please see Note 1 – Significant Accounting Policies set forth in Part II. Item 8. – Financial Statements and Supplementary Data – located elsewhere in this report.

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

At December 31, 2014, the MSR fair value was approximately $64.4 million. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2014, would be a decline in fair value of approximately $2.4 million and $2.0 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

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

Please refer to Note 8 – Mortgage Banking in Part II. Item 8. – Financial Statements and Supplementary Data – for additional information on MSR.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2014 totaled $321.1 million for the General Banking Division and $44.4 million for the Insurance Division, a consolidated total of $365.5 million. Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $33.2 million at December 31, 2014, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance Divisions as of October 1, 2014, 2013, and 2012, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking Division utilized valuations based on comparable deal values for financial institutions while the test for the Insurance Division utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization (EBITDA) method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an other real estate specific reserve or to noninterest expense in ORE/Foreclosure expense if a reserve does not exist. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

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

Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on an independent appraisal less estimated selling costs.  Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense in ORE/Foreclosure expense and are mostly offset by other noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount.  Any recoveries of previous valuation adjustments are credited to ORE/Foreclosure expense with a corresponding charge to other noninterest income for the portion of the recovery that is due to the FDIC.

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

•	Population and Characteristics of Associates. Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms. In an effort to control expenses, Trustmark’s Board of Directors voted to freeze Capital Accumulation Plan benefits effective May 15, 2009. Associates have not earned additional benefits, except for interest as required by the Internal Revenue Service (IRS) regulations, since the plan was frozen. Associates will retain their previously earned pension benefits. At December 31, 2014, the pension plan census totaled 2,335 current and former associates. The BancTrust Pension Plan terminated on April 15, 2014 and all participants were paid out by December 31, 2014.

•	Discount Rate. The discount rate utilized in determining the present value of the future benefit obligation is currently 3.57% (as compared to 4.30% at December 31, 2013). The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2014). The discount rate is reset annually on the measurement date to reflect current economic conditions. If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit plans and kept all other assumptions constant, the benefit cost associated with these plans would decrease or increase by approximately $629 thousand and $687 thousand, respectively.

•	Expected Long-Term Rate of Return on Plan Assets. Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Capital Accumulation Plan and BancTrust Pension Plan, the pre-tax expected rate of return on the plan assets used in 2014 was 7.50% and 2.00%, respectively, versus 7.50% for both plans in 2013. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. A lower rate of return was assumed for the BancTrust Pension Plan since the assets were moved into more conservative investments in anticipation of complete distribution of the plan assets by the end of 2014. Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount. Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets. If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan and BancTrust Pension Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $731 thousand.

•	Recognition of Actual Asset Returns. Trustmark utilizes the provisions of FASB ASC Topic 715, “Compensation – Retirement Benefits,” which allow for the use of asset values that smoothes investment gains and losses over a period of up to five years. This could partially mitigate the impact of short-term gains or losses on reported net income.

•	Other Actuarial Assumptions. To estimate the projected benefit obligation, actuarial assumptions are required to be made by Management, including mortality rate, retirement rate, disability rate and the rate of compensation increases. These factors do not change significantly over time, so the range of assumptions and their impact on net periodic pension expense is generally limited.

Contingent Liabilities

Trustmark estimates contingent liabilities based on Management’s evaluation of the probability of outcomes and their ability to estimate the range of exposure.  As stated in FASB ASC Topic 450, “Contingencies,” a liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event.  Accounting standards require that a liability be recorded if Management determines that it is probable that a loss has occurred, and the loss can be reasonably estimated.  It is implicit in this standard that it must be probable that the loss will be confirmed by some future event.  As part of the estimation process, Management is required to make assumptions about matters that are, by their nature, highly uncertain.  The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events, such as court decisions or IRS positions, will not differ from Management’s assessments.  Whenever practicable, Management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

Recent Legislative and Regulatory Developments

In early July 2013, the Federal Reserve Board (FRB), FDIC and the Office of the Comptroller of the Currency (OCC) jointly promulgated final rules revising regulatory capital requirements to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and international capital regulatory standards by the Basel Committee on Banking Supervision.  The new capital rules adopt a new common equity Tier 1 requirement, increase the minimum Tier 1 capital ratio, introduce a new capital conservation buffer, adopt new risk-weight calculation methods for the “standardized” denominator and revise the regulatory components and calculations of capital.  Trustmark and TNB were required to comply with the new capital rules beginning January 1, 2015.  Certain of the requirements of the capital rules, such as the capital conservation buffer, will be phased in until January 1, 2019.  Once the new capital requirements are fully phased in, it is expected that Trustmark and TNB will be required to hold a greater amount of capital and a greater amount of common equity than they were previously required to hold.  Management does not expect the new capital rules to have a significant impact on Trustmark or TNB; however, Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.  For additional information regarding the new capital rules, see the section captioned “Capital Adequacy” included in Part I. Item 1. – Business – included elsewhere in this report.

On January 18, 2013, the Consumer Financial Protection Bureau (CFPB), FRB, FDIC, OCC, Federal Housing Finance Agency, and National Credit Union Administration, issued a final rule implementing amendments to the Truth in Lending Act (TILA) made by the Dodd-Frank Act.  The final rule imposes heightened appraisal requirements for higher-priced mortgage loans and became mandatory on January 18, 2014.  After notice and comment, the six agencies subsequently issued a final rule on December 12, 2013, that created exemptions from these appraisal requirements for loans of $25,000 or less, certain “streamlined” refinancings, and certain loans secured by manufactured housing.  The final rule, as revised, is intended to provide creditors with some relief from the mortgage appraisal requirements.  Trustmark has implemented the appropriate policies, procedures, and training to ensure compliance with these new rules.  Trustmark’s operations and consolidated financial statements were not impacted by the implementation of these new rules.

In October 2012, the FRB, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Trustmark has been subject to these stress test requirements since September 2014, and is required to make its first filing with regulators in March 2015.  On October 17, 2014, the FRB issued a notice of final rulemaking to switch the testing dates to match the calendar year so that stress tests would use year-end data and capital planning would follow for the next calendar year.  The FRB’s final rule, beginning with the January 1, 2016 annual stress test cycle, requires institutions with total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of December 31 of the preceding year, provide results to the agencies by July 31 of each year and publicly disclose results in October of each year.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Significant Non-routine Transactions

Presented below are adjustments to net income as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented.  Management believes this information will help readers compare Trustmark’s current results to those of prior periods as presented in the accompanying selected financial data table and the audited consolidated financial statements.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto, included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report, in their entirety, and not to rely on any single financial measure.  The following table presents the significant non-routine transactions for the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2014		2013		2012
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS

Net Income (GAAP)	$123,562	$1.828	$117,060	$1.745	$117,283	$1.809

Significant non-routine transactions (net of taxes):
Bargain purchase gain on acquisition	-	-	-	-	(2,245)	(0.035)
Non-routine transaction expenses on acquisition	-	-	5,780	0.086	1,599	0.025
Non-routine defined benefit plan settlement expense	559	0.008	1,374	0.021	-	-
Non-routine litigation expense	-	-	2,470	0.037	-	-
	559	0.008	9,624	0.144	(646)	(0.010)

Net Income adjusted for significant non-routine transactions (Non-GAAP)	$124,121	$1.836	$126,684	$1.889	$116,637	$1.799

Bargain Purchase Gain on Acquisition

Trustmark recorded a bargain purchase gain of $3.6 million as a result of the Bay Bank & Trust Company (Bay Bank) merger for the year ended December 31, 2012.  Trustmark initially recorded a bargain purchase gain of $2.8 million during the first quarter of 2012 and subsequently increased the bargain purchase gain by $881 thousand during the second quarter of 2012 as the fair values associated with the Bay Bank merger were finalized.  The bargain purchase gain represents the excess of the net of the estimated fair value of the assets acquired and liabilities assumed over the consideration paid to Bay Bank.  The bargain purchase gain of $3.6 million was recognized as other noninterest income for the year ended December 31, 2012.

Non-routine Transaction Expenses on Acquisition

Included in noninterest expense for the year ended December 31, 2013 were non-routine BancTrust transaction expenses totaling approximately $9.4 million (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).

Included in noninterest expense for the year ended December 31, 2012 were non-routine Bay Bank transaction expenses totaling approximately $2.6 million (change in control and severance expense of $672 thousand included in salaries and benefits and contract termination and other expenses of $1.9 million included in other expense).

Non-routine Defined Benefit Plan Settlement Expense

Included in noninterest expense for the years ended December 31, 2014 and 2013 was $905 thousand and $2.2 million, respectively, related to the lump sum settlement of certain benefits in the Trustmark Capital Accumulation Plan in accordance with FASB ASC Topic 715-30, “Defined Benefit Plans – Pension.”  See Note 15 – Defined Benefit Plans and Other Postretirement Benefits in Part II. Item 8. – Financial Statements and Supplementary Data – located elsewhere in this report for additional information regarding Trustmark’s qualified defined benefit pension plans.

Non-routine Litigation Expense

Included in noninterest expense for the year ended December 31, 2013 were non-routine litigation expenses totaling $4.0 million related to the settlement of class-action lawsuits regarding Trustmark’s overdraft fees and insufficient funds on debit card purchases and ATM withdrawals.  See the section captioned “Legal Proceedings” in Note 17 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data –  located elsewhere in this report for additional detail regarding this settlement.

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

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators.  Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible common equity ratios. Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculations may not be comparable with other organizations. Also, there may be limits in the usefulness of these measures to investors. As a result, Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto in their entirety and not to rely on any single financial measure.  The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except share data):

		Years Ended December 31,
		2014	2013	2012
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,398,945	$1,337,597	$1,261,617
Less: Goodwill		(367,281)	(358,270)	(291,104)
Identifiable intangible assets		(37,651)	(43,308)	(17,348)
Total average tangible equity		$994,013	$936,019	$953,165

PERIOD END BALANCES
Total shareholders' equity		$1,419,940	$1,354,953	$1,287,369
Less: Goodwill		(365,500)	(372,851)	(291,104)
Identifiable intangible assets		(33,234)	(41,990)	(17,306)
Total tangible equity	(a)	$1,021,206	$940,112	$978,959

TANGIBLE ASSETS
Total assets		$12,250,633	$11,790,383	$9,828,667
Less: Goodwill		(365,500)	(372,851)	(291,104)
Identifiable intangible assets		(33,234)	(41,990)	(17,306)
Total tangible assets	(b)	$11,851,899	$11,375,542	$9,520,257

Risk-weighted assets	(c)	$8,387,799	$7,916,378	$6,723,259

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$123,562	$117,060	$117,283
Plus: Intangible amortization net of tax		5,410	5,442	2,339
Net income adjusted for intangible amortization		$128,972	$122,502	$119,622

Period end common shares outstanding	(d)	67,481,992	67,372,980	64,820,414

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity [1]		12.97%	13.09%	12.55%
Tangible equity/tangible assets	(a)/(b)	8.62%	8.26%	10.28%
Tangible equity/risk-weighted assets	(a)/(c)	12.17%	11.88%	14.56%
Tangible book value	(a)/(d)*1,000	$15.13	$13.95	$15.10

TIER 1 COMMON RISK-BASED CAPITAL
Total shareholders' equity		$1,419,940	$1,354,953	$1,287,369
Eliminate qualifying AOCI		42,484	43,731	(3,395)
Qualifying tier 1 capital		60,000	60,000	60,000
Disallowed goodwill		(365,500)	(372,851)	(291,104)
Adjustment to goodwill allowed for deferred taxes		15,855	14,445	13,035
Other disallowed intangibles		(33,234)	(41,990)	(17,306)
Disallowed servicing intangible		(6,436)	(6,783)	(4,734)
Disallowed deferred taxes		(3,479)	(24,647)	-
Total tier 1 capital		$1,129,630	$1,026,858	$1,043,865
Less: Qualifying tier 1 capital		(60,000)	(60,000)	(60,000)
Total tier 1 common capital	(e)	$1,069,630	$966,858	$983,865

Tier 1 common risk-based capital ratio	(e)/(c)	12.75%	12.21%	14.63%

[1]	Calculation = net income adjusted for intangible amortization/total average tangible equity

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

Net interest income-FTE during 2014 increased $17.8 million, or 4.4%, when compared with 2013.  The net interest margin increased 2 basis points to 4.03% during 2014 when compared with 2013.  The increase in the net interest margin was primarily a result of $2.7 million of yield maintenance payments on prepaid securities received during the year, which are included in net interest income, and lower deposit and short-term borrowing costs, which were partially offset by a downward repricing of LHFI in response to increased competitive pricing pressures.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for 2014 was 3.52%, a decrease of 3 basis points when compared to 2013.

Average interest-earning assets for 2014 were $10.445 billion compared to $10.052 billion for 2013, an increase of $393.2 million, or 3.9%.  The growth in average earning assets was primarily due to an increase in average loans (LHFS and LHFI) of $472.8 million, or 8.2%, and average securities-taxable of $98.1 million, or 3.1%, during 2014.  The increase in average total loans (LHFS and LHFI) was primarily attributable to net increases in all categories of the LHFI portfolio.  See the section captioned “LHFI” elsewhere in this discussion for further analysis of the changes in the LHFI portfolio.  The increase in average securities-taxable was primarily attributable to purchases of U.S Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities, as well as inclusion of the securities acquired in the BancTrust merger for the entire twelve months of 2014.

During 2014, interest on securities-taxable increased $7.3 million, or 10.1%, as the yield on taxable securities increased 15 basis points to 2.42% when compared with 2013 due to re-investments in higher yielding securities and $2.7 million of yield maintenance payments on prepaid securities.  During 2014, interest and fees on LHFS and LHFI-FTE increased $6.2 million, or 2.3%, while the yield on loans (LHFS and LHFI) fell 25 basis points to 4.43% when compared to 2013 due to downward repricing of LHFI due to the current interest rate environment and increased competitive pressures.  During 2014, interest and fees on acquired loans increased $400 thousand, or 0.5%, while the yield on acquired loans increased to 11.52% compared to 9.11% during the same time period in 2013 due principally to increases in accretion income and recoveries on loan pay-offs of BancTrust acquired loans, which were partially offset by declines in accretion income and recoveries on loans acquired in the April 2011 acquisition of Heritage Banking Group (Heritage) and the March 2012 merger with Bay Bank.  As a result of these factors, interest income-FTE increased $13.5 million, or 3.1%, when 2014 is compared with 2013.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which decreased from 4.27% in 2013 to 4.24% in 2014, a decrease of 3 basis points.

Average interest-bearing liabilities for 2014 totaled $7.785 billion compared to $7.575 billion for 2013, an increase of $210.7 million, or 2.8%.  During 2014, average interest-bearing deposits decreased $1.0 million as growth in savings and interest-bearing demand deposits was more than offset by declines in certificates of deposits.  The combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased by $211.8 million, or 41.0%, during 2014, which was primarily attributable to increased balances of federal funds purchased and securities sold under repurchase agreements as well as short-term FHLB advances obtained from the FHLB of Dallas during the second half of 2014 as Trustmark chose to utilize these less costly sources of funding.  Total interest expense for 2014 decreased $4.3 million, or 16.7%, when compared with 2013, principally due to the $4.4 million, or 22.3%, decrease in interest expense on deposit accounts as a result of a reduction in rates paid on certificates of deposit.  As a result of these factors, the overall yield on interest-bearing liabilities declined 6 basis points to 0.28% when 2014 is compared with 2013.

Trustmark’s merger with BancTrust contributed $60.9 million to net interest income during 2013, and provided growth in both average interest-earning assets and average interest-bearing liabilities of $1.141 billion and $1.170 billion, respectively, for the year ended December 31, 2013.  During the first quarter of 2012, Trustmark (through TNB) completed its merger with Bay Bank.  This merger contributed $5.6 million to net interest income during 2012, and provided growth in both average interest-earning assets and average interest-bearing liabilities of $91.8 million and $105.2 million, respectively, for the year ended December 31, 2012.  Amounts relating to these acquisitions are included in the prior year balances shown in the following three paragraphs.

Net interest income-FTE during 2013 increased $47.9 million, or 13.5%, when compared with 2012.  Notwithstanding the contribution to the net interest margin of the acquired loans, the net interest margin decreased 8 basis points to 4.01% during 2013 when compared with 2012.  The decline in the net interest margin during 2013 was primarily a result of a downward repricing of fixed rate assets and changes to Trustmark’s asset mix due to growth in lower yielding investment securities.  The impact of this was partially offset by acquired loans due to the BancTrust merger, approximately $23.5 million of recoveries on acquired loans, which are included in the net interest margin, as well as lower deposit costs.

Average interest-earning assets for 2013 were $10.052 billion compared with $8.699 billion for 2012, an increase of $1.353 billion.  The growth in average interest-earning assets was primarily due to an increase in average total securities and average acquired noncovered loans of $791.2 million and $724.2 million, respectively, during 2013.  The increase in securities and acquired noncovered loans, which resulted primarily from the merger with BancTrust, was partially offset by a decrease in average loans (LHFS and LHFI) of $140.6 million, or 2.4%, during 2013.  The decrease in average loans is primarily attributable to the decrease in LHFS of $108.8 million, or 42.2%, due to declines in mortgage loan production as interest rates rise.  During 2013, interest on securities-taxable increased $5.9 million, or 8.8%, as a result of the increase in average total securities; however, the yield on taxable securities decreased 50 basis points when compared with 2012 due to run-off of higher yielding securities replaced at lower yields.  During 2013, interest and fees on LHFS and LHFI-FTE decreased $20.7 million, or 7.1%, due to lower average loan balances while the yield on loans (LHFS and LHFI) fell to 4.68% compared to 4.92% during 2012.  During 2013, interest and fees on acquired loans increased $58.2 million while the yield on acquired loans fell to 9.11% compared to 13.00% during 2012.  The increase in interest and fees on acquired loans and the decrease in the yield on acquired loans were a result of the significant increase in average acquired loans due to the merger with BancTrust, which had a lower yield than the acquired loans at December 31, 2012, and approximately $23.5 million of recoveries of acquired loans.  As a result of these factors, interest income-FTE increased $43.1 million, or 11.2%, when 2013 is compared with 2012.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.44% in 2012 to 4.27% in 2013, a decrease of 17 basis points.

Average interest-bearing liabilities for 2013 totaled $7.575 billion compared with $6.418 billion for 2012, an increase of $1.157 billion, or 18.0%.  During 2013, average interest-bearing deposits increased $1.206 billion, or 20.6%, while the combination of federal funds purchased, securities sold under repurchase agreements and other borrowings decreased by $49.1 million, or 8.7%.  The increase in average interest-bearing deposits was primarily attributable to the merger with BancTrust.  The decline in average interest-bearing liabilities, excluding interest-bearing deposits, was primarily attributable to a decline in federal funds purchased and Government National Mortgage Association (GNMA) optional repurchase loans, which was partially offset by an increase in securities sold under repurchase agreements and approximately $18.7 million of average other borrowings from the BancTrust merger.  The overall yield on interest-bearing liabilities declined 14 basis points during 2013 when compared with 2012, primarily due to a reduction in the costs of certificates of deposit and interest checking accounts.  As a result of these factors, total interest expense for 2013 decreased $4.8 million, or 15.7%, when compared with 2012.

Yield/Rate Analysis Table
($ in thousands)

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$3,638	$23	0.63%	$8,388	$31	0.37%	$7,552	$26	0.34%
Securities available for sale:
Taxable	2,187,258	55,722	2.55%	3,101,245	68,878	2.22%	2,386,552	65,390	2.74%
Nontaxable	136,532	5,302	3.88%	168,190	7,000	4.16%	166,790	7,125	4.27%
Securities held to maturity:
Taxable	1,120,886	24,426	2.18%	108,778	3,940	3.62%	29,551	1,560	5.28%
Nontaxable	39,975	2,189	5.48%	15,092	915	6.06%	19,188	1,218	6.35%
Loans (including LHFS)	6,250,151	276,775	4.43%	5,777,401	270,617	4.68%	5,918,002	291,273	4.92%
Acquired loans	666,102	76,736	11.52%	838,170	76,336	9.11%	139,421	18,122	13.00%
Other earning assets	40,828	1,524	3.73%	34,941	1,466	4.20%	31,669	1,342	4.24%
Total interest-earning assets	10,445,370	442,697	4.24%	10,052,205	429,183	4.27%	8,698,725	386,056	4.44%
Cash and due from banks	316,843			275,545			244,952
Other assets	1,345,438			1,285,555			949,328
Allowance for loan losses	(79,621)			(82,336)			(89,954)
Total Assets	$12,028,030			$11,530,969			$9,803,051

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,837,496	3,151	0.17%	$1,790,687	3,948	0.22%	$1,542,601	3,975	0.26%
Savings deposits	3,116,251	2,949	0.09%	2,944,588	3,889	0.13%	2,357,424	6,004	0.25%
Time deposits	2,103,813	9,223	0.44%	2,323,303	11,881	0.51%	1,952,948	14,625	0.75%
Federal funds purchased and securities sold under repurchase agreements	435,324	550	0.13%	326,870	379	0.12%	370,283	588	0.16%
Short-term borrowings	173,759	1,506	0.87%	60,381	1,304	2.16%	83,042	1,208	1.45%
Long-term FHLB advances	6,837	45	0.66%	7,833	57	0.73%	-	-	0.00%
Subordinated notes	49,919	2,895	5.80%	49,886	2,894	5.80%	49,854	2,894	5.80%
Junior subordinated debt securities	61,856	1,227	1.98%	70,971	1,507	2.12%	61,856	1,375	2.22%
Total interest-bearing liabilities	7,785,255	21,546	0.28%	7,574,519	25,859	0.34%	6,418,008	30,669	0.48%
Noninterest-bearing demand deposits	2,711,727			2,436,470			2,006,230
Other liabilities	132,103			182,383			117,196
Shareholders' equity	1,398,945			1,337,597			1,261,617
Total Liabilities and Shareholders' Equity	$12,028,030			$11,530,969			$9,803,051

Net Interest Margin		421,151	4.03%		403,324	4.01%		355,387	4.09%

Less tax equivalent adjustments:
Investments		2,622			2,770			2,920
Loans		13,193			12,067			11,477
Net Interest Margin per Income Statements		$405,336			$388,487			$340,990

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2014 Compared to 2013 Increase (Decrease) Due To:			2013 Compared to 2012 Increase (Decrease) Due To:
	Volume	Yield/ Rate	Net	Volume	Yield/ Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(23)	$15	$(8)	$3	$2	$5
Securities available for sale:
Taxable	(22,351)	9,195	(13,156)	17,327	(13,839)	3,488
Nontaxable	(1,251)	(448)	(1,699)	60	(185)	(125)
Securities held to maturity:
Taxable	22,650	(2,164)	20,486	3,009	(629)	2,380
Nontaxable	1,371	(96)	1,275	(249)	(54)	(303)
Loans, net of unearned income (includes LHFS)	21,204	(15,046)	6,158	(6,766)	(13,890)	(20,656)
Acquired loans	(17,477)	17,877	400	65,169	(6,955)	58,214
Other earning assets	232	(174)	58	137	(13)	124
Total interest-earning assets	4,355	9,159	13,514	78,690	(35,563)	43,127

Interest paid on:
Interest-bearing demand deposits	102	(899)	(797)	617	(644)	(27)
Savings deposits	225	(1,165)	(940)	1,210	(3,325)	(2,115)
Time deposits	(1,084)	(1,574)	(2,658)	2,467	(5,211)	(2,744)
Federal funds purchased and securities sold under repurchase agreements	136	35	171	(66)	(143)	(209)
Short-term borrowings	1,335	(1,133)	202	(388)	484	96
Long-term FHLB advances	(12)	-	(12)	57	-	57
Subordinated notes	1	-	1	-	-	-
Junior subordinated debt securities	(185)	(95)	(280)	196	(64)	132
Total interest-bearing liabilities	518	(4,831)	(4,313)	4,093	(8,903)	(4,810)
Change in net interest income on a tax equivalent basis	$3,837	$13,990	$17,827	$74,597	$(26,660)	$47,937

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

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI, for 2014 totaled 0.02% of average LHFI, compared with -0.23% of average LHFI in 2013 and 0.11% of average LHFI in 2012.  The increase in the provision during 2014 was primarily a result of an increase in the amount of established reserves for both new and existing impaired LHFI compared to 2013, changes in the quantitative and qualitative reserve factors and other changes in the LHFI portfolio, such as balance changes due to pay-offs and risk rate changes.  Reduced loan provisioning during 2013 was a result of decreased levels of criticized LHFI, a net recovery position, adequate reserves established in prior years for both new and existing impaired LHFI, net loan risk rate upgrades and updated quantitative and qualitative reserve factors.

During the second quarter of 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI to incorporate the use of consumer credit bureau scores which reflects the customer’s historical willingness and ability to service their debt.  The implementation of this consumer qualitative factor will allow Trustmark to better monitor shifts in risk that are represented in the retail portfolio and ensure that it is reflective in the allowance for loan loss calculation.  An additional provision of approximately $1.4 million was recorded in the second quarter of 2014 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.  During the third quarter 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI to incorporate an additional reserve component for commercial nonaccrual loans under $500 thousand.  A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The implementation of this commercial qualitative factor will allow Trustmark to address additional credit risk and loss potential due to inadequate source of repayment and collateral for commercial nonaccrual LHFI below the $500 thousand threshold for a formal analysis.  For such loans, it is currently unlikely that full repayment of both principal and interest will be realized.  An additional provision of approximately $822 thousand was recorded in the third quarter of 2014 as result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.  The provision for loan losses, LHFI for 2013 included an additional provision of approximately $1.6 million as a result of the revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.  Trustmark incorporated a loan facility risk component to the existing qualitative risk valuation allowance for commercial LHFI.  For additional information on the changes to the allowance for loan loss methodology for LHFI, please see Note 5 - LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data – located elsewhere in this report.

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Alabama	$2,544	$1,790	$-
Florida	(5,726)	(12,092)	(730)
Mississippi (1)	6,474	(155)	7,790
Tennessee (2)	1,045	(980)	460
Texas	(3,126)	(1,984)	(754)
Total provision for loan losses, LHFI	$1,211	$(13,421)	$6,766

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

See the sections captioned “Allowance for Loan Losses, LHFI” and “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate” elsewhere in this discussion for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under FASB ASC Topic 310-30.  The provision for loan losses, acquired loans for 2014 increased $132 thousand when compared to an increase of $511 thousand during 2013.  The increase in the provision for loan losses, acquired loans during 2014 was primarily due to increases in the provision for loan losses, acquired loans for loans acquired from Bay Bank and Heritage, which was partially offset by declines in the provision for loan losses, acquired loans for loans acquired from BancTrust as a result of changes in expectations based on the periodic re-estimations performed during the year.  The increase in the provision for loan losses, acquired loans during 2013 was primarily due to the provision for loan losses, acquired loans for loans acquired from BancTrust, which was partially offset by declines in the provision for loan losses, acquired loans for loans acquired from Bay Bank and Heritage as a result of changes in expectations based on the periodic re-estimations performed during the year.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
BancTrust	$6,672	$7,310	$-
Bay Bank	482	2	1,781
Heritage	(983)	(1,273)	3,747
Total provision for loan losses, acquired loans	$6,171	$6,039	$5,528

Noninterest Income

Noninterest income represented 29.9%, 30.9% and 33.8% of total revenue, before securities gains, net in 2014, 2013 and 2012, respectively.  The following table presents the comparative components of noninterest income for the periods presented ($ in thousands):

2014	2013	2012
Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$48,671	-5.6%	$51,576	2.4%	$50,351	-2.6%
Insurance commissions	33,468	8.6%	30,826	9.3%	28,205	4.6%
Wealth management	32,343	9.7%	29,480	27.9%	23,056	0.4%
Bank card and other fees	32,966	-8.3%	35,961	18.1%	30,445	10.8%
Mortgage banking, net	24,780	-26.0%	33,504	-18.2%	40,960	52.8%
Other, net	614	n/	m	(7,973)	n/	m	1,113	-71.1%
Total Noninterest Income before securities gains, net	172,842	-0.3%	173,374	-0.4%	174,130	9.0%
Securities gains, net	300	-38.1%	485	-54.2%	1,059	n/	m
Total Noninterest Income	$173,142	-0.4%	$173,859	-0.8%	$175,189	9.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in noninterest income during 2014 when compared to 2013 was primarily the result of declines in mortgage banking revenues due principally to lower gains on secondary marketing loan sales resulting from lower spreads and volumes, declines in bank card and other fees resulting from lower interchange income and declines in service charges on deposit accounts resulting from lower non-sufficient funds and overdraft fees.  These declines were partially offset by growth in other noninterest income resulting from increases in the cash surrender value of bank-owned life insurance policies and decreases in the net reduction of the FDIC indemnification asset, growth in wealth management revenues due primarily to trust management fees, brokerage services income and fixed annuity income and growth in insurance commissions principally due to increases in commissions on group health and commercial property and casualty policies.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts decreased $2.9 million when comparing 2014 with 2013, primarily due to declines in non-sufficient funds and overdraft fees on consumer demand deposit accounts.  The declines in the non-sufficient funds and overdraft fees primarily resulted from a decrease in the number of occurrences of non-sufficient funds and overdrafts as Trustmark made enhancements to provide customers with access to information regarding pending debit card signature transactions and extended the hours customers are capable of making deposits at Trustmark ATMs.

Service charges on deposit accounts increased $1.2 million when 2013 is compared to 2012.  BancTrust contributed approximately $4.7 million of service charges on deposit accounts for 2013.  Service charges on deposit accounts, excluding BancTrust, during 2013 totaled $46.9 million, a decrease of $3.5 million from the same time period in 2012.  This decrease was primarily due to a decrease in non-sufficient funds/overdraft fees, excluding BancTrust, of approximately $2.8 million resulting from the modification to the processing sequence component of Trustmark’s overdraft programs, which became effective on October 1, 2012.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  Bank card and other fees for 2014 decreased $3.0 million when compared to 2013, which was primarily the result of declines in interchange income and the fair value of Trustmark’s proprietary position in interest rate swaps entered into with qualified commercial borrowing customers, which was partially offset by growth in ATM transaction income.  See the section captioned “Derivatives” elsewhere in this discussion for additional information related to the derivative products offered to qualified commercial borrowing customers.

Bank card and other fees for 2013 increased $5.5 million when compared to 2012.  BancTrust contributed approximately $1.5 million of bank card and other fees for 2013.  Excluding BancTrust, bank card and other fees increased $4.0 million during 2013.  This increase was primarily the result of growth in interchange revenue and fees earned on other bank products and services.

On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB also approved a final rule on July 27, 2012 that allows for an upward adjustment of no more than one cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.  The provisions regarding debit card interchange fees became effective October 1, 2011, and the fraud prevention adjustment became effective October 1, 2012.  For additional information on the final rules and recent developments regarding debit card interchange fees, please see the section captioned “State Laws and Other Federal Oversight” included in Part I. Item 1. – Business – included elsewhere in this report.

In accordance with the statute, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.  Trustmark’s noninterest income declined $5.4 million during the six months ended December 31, 2014 as a result of the FRB final rule.  Management has identified a number of strategic priorities, such as process improvement and expense management, that when combined with current fee improvement options being evaluated within various areas of Trustmark’s retail banking section are expected to offset, in whole or in part, the impact of the FRB final rule.  As previously discussed, Trustmark continued to reduce interest expense through the reduction in rates and volume of certificates of deposits during 2014 as well as the utilization of less costly sources of funding such as fed funds and FHLB advances from the FHLB of Dallas.  Trustmark also continued realignment of its branch network during 2014 to enhance productivity and efficiency as well as promote additional revenue growth.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	2014			2013			2012
	Amount	% Change		Amount	% Change		Amount	% Change
Mortgage servicing income, net	$18,619	4.1%		$17,892	10.4%		$16,202	9.5%
Change in fair value-MSR from runoff	(8,566)	-12.6%		(9,805)	0.0%		(9,808)	-42.0%
Gain on sales of loans, net	10,770	-59.2%		26,429	-22.1%		33,919	n/	m
Other, net	904	n/	m	(4,719)	n/	m	4,022	58.2%
Mortgage banking income before hedge ineffectiveness	21,727	-27.1%		29,797	-32.8%		44,335	98.1%
Change in fair value-MSR from market changes	(7,203)	n/	m	11,818	n/	m	(9,378)	38.0%
Change in fair value of derivatives	10,256	n/	m	(8,111)	n/	m	6,003	-69.3%
Net positive (negative) hedge ineffectiveness	3,053	-17.6%		3,707	n/	m	(3,375)	n/	m
Mortgage banking, net	$24,780	-26.0%		$33,504	-18.2%		$40,960	52.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Net revenue from mortgage banking decreased $8.7 million during 2014 principally due to lower gains on secondary marketing sales, which was partially offset by the net valuation increase in the fair value of LHFS, interest rate lock commitments and forward sale contracts and growth in mortgage servicing fee income.  Net revenue from mortgage banking decreased $7.5 million during 2013 principally due to lower gains on secondary marketing sales and net valuation decreases in the fair value of LHFS, interest rate lock commitments and forward sale contracts, which was partially offset by the net positive hedge ineffectiveness and growth in mortgage serving fee income.  Mortgage loan production decreased $258.4 million, or 17.8%, during 2014 to total $1.192 billion compared to a decrease of $439.3 million, or 23.3%, during 2013 to total $1.450 billion, reflecting the industry-wide decline in refinance activity following an extended low interest rate environment.  Loans serviced for others totaled $5.636 billion at December 31, 2014, compared with $5.461 billion at December 31, 2013, and $5.158 billion at December 31, 2012.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net during 2014 and 2013 resulted from declines in the volume of loan sales and lower profit margins from secondary marketing activities due to the tightening of interest rate spreads during the year.  Loan sales decreased $444.0 million during 2014 to total $913.5 million compared to a decrease of $458.3 million during 2013 to total $1.358 billion.

During the first quarter of 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for the GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which is included in gain on sales of loans, net for 2013.  For additional information, please see the section captioned “LHFS” included elsewhere in this report.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of MSR attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of derivative instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  During 2014 and 2013, net positive ineffectiveness of the MSR hedge was $3.1 million and $3.7 million, respectively, which primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option, the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sale contracts and income from other miscellaneous mortgage charges.  During the fourth quarter of 2014, Trustmark elected to measure all mortgage loans purchased or originated on or after October 1, 2014 which are held for sale under the fair value option permitted by FASB ASC Topic 825.  The fair value option election does not apply to GNMA optional repurchase loans.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

Other mortgage banking income, net increased by $5.6 million during 2014, compared to a decrease of approximately $8.7 million during 2013 and resulted primarily from net valuation adjustments in the fair value of LHFS, interest rate lock commitments and forward sale contracts during those years.  The positive net valuation adjustment in 2014 was the result of positive valuation adjustments to the fair value of LHFS and interest rate lock commitments, partially offset by the negative valuation adjustment to the fair value of forward sale contracts during the period.  The negative net valuation adjustment in 2013 was the result of negative valuation adjustments to the fair value of LHFS and interest rate lock commitments, partially offset by the positive valuation adjustment to the fair value of forward sale contracts during the period.  See the section captioned “Derivatives” elsewhere in this report for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	2014			2013			2012
	Amount	% Change		Amount	% Change		Amount	% Change
Partnership amortization for tax credit purposes	$(11,824)	-4.4%		$(12,368)	46.9%		$(8,417)	32.2%
Bargain purchase gain on acquisition	-	-		-	-100.0%		3,635	-51.2%
Decrease in FDIC indemnification asset	(2,874)	-51.3%		(5,900)	58.5%		(3,722)	-10.5%
Other miscellaneous income	15,312	48.7%		10,295	7.1%		9,617	39.0%
Total other, net	$614	n/	m	$(7,973)	n/	m	$1,113	-71.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other income, net increased $8.6 million during 2014, which was primarily the result of an increase in the cash surrender value of bank-owned life insurance of $3.6 million, principally due to Trustmark’s $100.0 million investment in bank-owned life insurance in September 2013, and the decrease in the net reduction of the FDIC indemnification asset resulting from loan pay-offs and changes in expected cash flows and loss expectations of acquired covered loans.  Other income, net decreased $9.1 million during 2013, which was primarily the result of an increase in partnership amortization of $4.0 million as a result of $44.0 million in contributions tax credit investments by Trustmark during the year as well as a negative year-to-year comparison to the bargain purchase gain of $3.6 million resulting from Trustmark’s acquisition of Bay Bank during the first quarter of 2012.  During 2013, Trustmark continued to grow its investments in partnerships that provide income tax credits on a Federal and/or State basis, primarily due to the $50.0 million new market tax credit (NMTC) allocation awarded to Southern Community Capital, LLC (SCC), a subsidiary of TNB, by the Community Development Financial Institutions Fund (CDFI Fund).  The increased partnership amortization was more than offset by the income tax credits received which reduced income tax expense.  SCC was not awarded a NMTC allocation during 2014.

Noninterest Expense

The following table presents the comparative components of noninterest expense for the periods presented ($ in thousands):

	2014		2013		2012
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$226,694	2.2%	$221,727	16.4%	$190,519	6.7%
Services and fees	56,598	5.0%	53,904	15.3%	46,751	6.6%
Net occupancy-premises	26,468	2.0%	25,961	28.1%	20,267	0.1%
Equipment expense	23,860	-2.8%	24,538	19.8%	20,478	1.5%
FDIC assessment expense	10,197	13.3%	9,001	38.4%	6,502	-18.6%
ORE/Foreclosure expense:
Write-downs	8,458	18.2%	7,155	4.8%	6,827	-50.7%
Carrying costs	2,863	-63.7%	7,884	81.7%	4,338	78.0%
Total ORE/Foreclosure expense	11,321	-24.7%	15,039	34.7%	11,165	-31.5%
Other expense	53,867	-17.8%	65,561	34.3%	48,820	14.3%
Total noninterest expense	$409,005	-1.6%	$415,731	20.7%	$344,502	4.4%

Trustmark’s noninterest expense for 2014 decreased $6.7 million compared to 2013, while noninterest expense for 2013 increased $71.2 million compared to 2012.  The decrease in noninterest expense during 2014 was primarily attributable to decreases in other expense and ORE/foreclosure expense, which was partially offset by increases in salaries and employee benefits and services and fees.  The increase in noninterest expense during 2013 was primarily attributable to BancTrust non-routine merger expenses of $9.4 million, BancTrust operating expenses of $42.5 million for the period from the February 15, 2013 acquisition date through the end of Trustmark’s fiscal year, non-routine litigation expense of $4.0 million relating to the settlement of the class action lawsuits regarding Trustmark’s overdraft fees for insufficient funds, and non-routine defined benefit plan settlement expense of $2.2 million for the lump sum settlement of certain benefits to the Trustmark Capital Accumulation Plan.  Excluding business combinations and non-routine expenses, noninterest expense for 2013 increased $15.2 million, or 4.5%, when compared to 2012.  The increase in noninterest expense, excluding business combinations and non-routine expenses, during 2013 was primarily attributable to increases in salaries and employee benefits, services and fees, and ORE/foreclosure expense.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

Salaries and employee benefits, the largest category of noninterest expense, increased $5.0 million during 2014, which primarily reflects salaries and employee benefits attributable to the BancTrust operations for a full twelve months, modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in general performance incentives expense.  These increases in salaries and employee benefits were partially offset by a decrease in Trustmark’s Capital Accumulation Plan pension expense due to lower actuarially-determined rates, a decline in severance expenses due to non-routine transaction expenses from the merger with BancTrust incurred during 2013 and a decrease in commission expense resulting from declines in mortgage loan originations. Excluding the decline in pension expense due to actuarially-determined rates and the termination of the BancTrust Pension Plan and the decline in severance expenses due to non-routine transaction expenses from the merger with BancTrust, salaries and employee benefits for 2014 increased $10.3 million, or 4.6%, relative to 2013.

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

Services and Fees

Services and fees for 2014 increased $2.7 million when compared with 2013, while services and fees for 2013 increased $7.2 million when compared with 2012.  The increase in services and fees during 2014 was primarily due to increases in advertising expense, professional services and fees, data processing expense related to software and communications expense, which was partially offset by a decline in legal expense.  Growth in services and fees during 2013 was due to $3.7 million of services and fees expense from BancTrust operations as well as increases in processing fees, software amortization and maintenance expense and professional services fees.

Net Occupancy-Premises

Net occupancy-premises expense for 2014 increased $507 thousand when compared with 2013, while net occupancy-premises for 2013 increased $5.7 million when compared with 2012.  The increase in net occupancy-premises expense during 2014 was principally due to increases in utility costs.  The increase in net occupancy-premises expense during 2013 was primarily attributable to $4.0 million of expense from BancTrust operations.

Equipment Expense

Equipment expense for 2014 decreased $678 thousand when compared to 2013, while equipment expense for 2013 increased $4.1 million when compared with 2012.  The decrease in equipment expense during 2014 was principally due to decreases in service and repairs, rental and maintenance contract expenses, which was partially offset by increases in data processing hardware maintenance fees.  The increase in equipment expense during 2013 was due to increases in expenses related to data processing equipment and furniture and equipment as well as $1.8 million of equipment expense from BancTrust operations.

FDIC Assessment Expense

FDIC assessment expense increased $1.2 million during 2014, compared to an increase of $2.5 million during 2013.  The increase in FDIC assessment expense for 2014 primarily resulted from the increase in Trustmark’s assessment base, which was principally due to the BancTrust merger.  The increase in FDIC assessment expense during 2013 primarily resulted from $1.5 million of additional fees from BancTrust operations as well as the increase in Trustmark’s assessment base.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act requires the minimum reserve ratio for the Deposit Insurance Fund be increased from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark lost the benefit of this offset beginning in the second quarter 2014.  The change in the assessment methodology was immaterial to Trustmark’s results of operations.

ORE/Foreclosure Expense

ORE/Foreclosure expense for 2014 decreased $3.7 million when compared to 2013, which was primarily due to the increase in the net gain on the sale of other real estate and a decrease in write-downs of other real estate, which was partially offset by an increase in the provision for other real estate write-downs.  The net gain on sale of other real estate for 2014 totaled $3.7 million, compared to a net loss on the sale of other real estate for 2013 of $772 thousand and a net gain on the sale of other real estate of $148 thousand for 2012.  ORE/Foreclosure expense for 2013 increased $3.9 million when compared to 2012.  BancTrust contributed $2.0 million of ORE/Foreclosure expense for 2013.  The increase in ORE/Foreclosure expense for 2013 was primarily attributable to increases in the carrying cost of other real estate due to the increase in other real estate activity compared to 2012 as well as the write-down of a property in the Tennessee market region during the second quarter of 2013.  For additional analysis of other real estate and foreclosure expenses, please see the sections captioned “Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate” and “Covered Other Real Estate,” located elsewhere in this report.

Other Expense

The following table presents the comparative components of other noninterest expense for the periods presented ($ in thousands):

	2014		2013			2012
	Amount	% Change	Amount	% Change		Amount	% Change
Loan expense	$12,953	-14.1%	$15,071	-25.6%		$20,248	11.1%
Non-routine transaction expenses on acquisition	-	-100.0%	7,920	n/	m	1,917	100.0%
Amortization of intangibles	8,756	-0.7%	8,814	n/	m	3,788	21.0%
Other miscellaneous expense	32,158	-4.7%	33,756	47.6%		22,867	7.0%
Total other expense	$53,867	-17.8%	$65,561	34.3%		$48,820	14.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Other expenses decreased $11.7 million during 2014 when compared with 2013.  The decline in other expenses during 2014 was primarily due to declines in non-routine transaction expenses on acquisition, which were incurred during 2013 as a result of the merger with BancTrust, loan expense and other miscellaneous expense.  The decrease in loan expense during 2014 was primarily due to declines in other loan expense, mortgage loan putback expense and mortgage loan compensatory fees.  The decrease in other miscellaneous expense during 2014 was principally due to the non-routine litigation expense related to the settlement of the NSF and overdraft litigation incurred during 2013, which was partially offset by increases in other miscellaneous expenses due primarily to increases in ATM and debit card processing expenses, sponsorships and charitable contributions and insurance expenses.

Other expenses increased $16.7 million during 2013 when compared with 2012.  BancTrust contributed $17.0 million of other expense for 2013.  The growth in other expenses during 2013 was primarily due to BancTrust non-routine merger expenses of $7.9 million ($2.2 million of professional fees and $5.7 million of contract termination and other expenses), the increase in the amortization of the core deposit intangible and other miscellaneous expenses as a result of the BancTrust merger, and the $4.0 million of non-routine litigation expense related to the settlement regarding Trustmark’s overdraft fees for insufficient funds on debit card purchases and ATM withdrawals.  Excluding BancTrust and the non-routine litigation expense, other expense declined $4.3 million, or 8.8%, during 2013, which was primarily attributable to a decrease in loan expenses that resulted from lower mortgage loan putback expenses.

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties.  Generally, putback requests may be made until the loan is paid in full.  However, mortgage loans delivered to the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Lending and Selling Representations and Warranties Framework updated in May 2014, which provides certain instances in which FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties, such as payment history and quality control review.

The total mortgage loan servicing putback expenses, included in loan expense, incurred by Trustmark were $600 thousand during 2014, $1.5 million during 2013 and $8.0 million during 2012.  During November 2013, Trustmark finalized its agreement with FNMA (the “Resolution Agreement”) to resolve its existing and future repurchase and make whole obligations (collectively “Repurchase Obligations”) related to mortgage loans originated between January 1, 2000 and December 31, 2008 and delivered to FNMA.  Under the terms of the Resolution Agreement, Trustmark paid FNMA approximately $3.6 million with respect to the Repurchase Obligations.  Trustmark believes that it was in its best interests to execute the Resolution Agreement in order to bring finality to the loss reimbursement exposure with FNMA for these years and reduce the resources spent on individual file reviews and defending loss reimbursement requests.  The Repurchase Obligations were covered by Trustmark’s existing reserve for mortgage loan servicing putback expenses.  At December 31, 2014, the reserve for mortgage loan servicing putback expenses for FNMA loans in periods not covered by the Resolution Agreement and to other entities totaled $1.2 million compared to $1.1 million at December 31, 2013.

Mortgage loans covered by the Resolution Agreement executed with FNMA are only subject to putback risk due to borrower fraud or systemic risk.  Trustmark’s exposure to putback requests for loans sold to FNMA, which were originated after 2008, has improved as a result of industry-wide guidelines and process enhancements implemented since that time.  Trustmark’s exposure to putback requests for loans sold to GNMA has improved as a result of declining delinquency ratios.  Please see “LHFS” located elsewhere in this report for additional information regarding mortgage loans sold to GNMA.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as a result of a change in supervision of this group for segment reporting purposes.  A description of each segment and the methodologies used to measure financial performance are described in Note 21 – Segment Information located in Part II. Item 8. – Financial Statements and Supplementary Data.  Prior period financial information by reportable segment includes the appropriate reclassifications to conform to the current period presentation.

Net income for 2014, 2013 and 2012 by operating segment is presented below ($ in thousands):

	2014	2013	2012
General Banking	$114,870	$109,009	$110,088
Wealth Management	4,222	3,561	2,710
Insurance	4,470	4,490	4,485
Consolidated Net Income	$123,562	$117,060	$117,283

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through 205 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, restricted stock, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Trustmark’s merger with BancTrust contributed approximately $60.9 million to net interest income, $7.6 million to provision for loan losses, net, $7.5 million to noninterest income and $51.9 million to noninterest expense of the General Banking Division during 2013.  During 2012, Trustmark’s merger with Bay Bank contributed approximately $5.6 million to net interest income, $4.2 million to noninterest income (primarily from bargain purchase gain of $3.6 million) and $6.2 million to noninterest expense of the General Banking Division.  These amounts are included in the balances shown in the following three paragraphs.

Net interest income for the General Banking Division for 2014 increased $16.6 million, or 4.3%, when compared with 2013.  The growth in net interest income was mostly due to increases in taxable interest on securities and interest and fees on LHFS and LHFI as well as modest declines in the cost of interest-bearing deposits.  Net interest income for the General Banking Division for 2013 increased $47.5 million, or 14.0%, when compared with 2012.  The growth in net interest income is mostly due to the significant increase in interest and fees on acquired loans due to the BancTrust merger as well as modest declines in the cost of interest-bearing deposits, partially offset by downward repricing of loans and securities.  The provision for loan losses, net during 2014 totaled $7.4 million compared with a negative $7.4 million during 2013 and $12.3 million during 2012.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations,” located elsewhere in this report.

Noninterest income for the General Banking Division decreased $6.1 million, or 5.4%, during 2014 compared to a decrease of $9.0 million, or 7.3%, during 2013.  Noninterest income for the General Banking Division represented 21.0% of its total revenues for 2014, 22.7% for 2013 and 26.5% for 2012.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division decreased $11.3 million, or 3.1%, during 2014 compared to an increase of $64.8 million, or 21.4%, during 2013.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

Wealth Management

The Wealth Management Division has been strategically organized to serve Trustmark’s customers as a financial partner providing reliable guidance and sound, practical advice for accumulating, preserving, and transferring wealth.  The Investment Services group and the Trust group are the primary service providers in this segment.  Trustmark Investment Advisors, Inc. (TIA), a wholly owned subsidiary of TNB that is included in the Wealth Management Division, is a registered investment adviser that provides investment management services to individual and institutional accounts.

During 2014, net income for the Wealth Management Division increased $661 thousand, or 18.6%, compared to an increase of $851 thousand, or 31.4%, during 2013.  Noninterest income, which includes income related to investment management, trust and brokerage services, increased $2.8 million, or 9.4%, during 2014, compared to an increase of $5.0 million, or 20.6% during 2013.  The increase in noninterest income for the Wealth Management Division during 2014 was primarily attributable to trust management fees on new business (principally in the personal trust group), the addition of BancTrust for a full twelve months and fixed annuity income generated by the brokerage services unit.  BancTrust contributed approximately $3.5 million of noninterest income to the Wealth Management Division during 2013.  The increase in noninterest income during 2013, excluding BancTrust, was primarily attributable to fee and annuity income generated by the brokerage services unit and trust management fees (principally related to mutual funds).  Noninterest expense increased $2.0 million, or 8.2%, during 2014 and $3.8 million, or 18.2%, during 2013, primarily due to increases in salaries and employee benefits expense.  The increase in salaries and benefits expense for the Wealth Management Division was primarily due to modest general merit increases, higher commission and trust incentive expense resulting from improved performance in the Wealth Management Division and the addition of BancTrust.

During 2013, the Custody Services Department assumed a custody role over a large public entity account which significantly increased the assets under administration.  At December 31, 2014 and 2013, Trustmark held assets under management and administration of $10.161 billion and $11.087 billion and brokerage assets of $1.557 billion and $1.454 billion, respectively.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through Fisher Brown Bottrell Insurance, Inc. (FBBI), a Mississippi corporation and subsidiary of TNB.

Net income for the Insurance Division during 2014 and 2013 remained flat as increases in noninterest income were offset by increases in noninterest expense.  Noninterest income for the Insurance Division increased $2.6 million, or 8.5%, during 2014, compared to an increase of $2.6 million, or 9.4%, during 2013.  The increase in noninterest income during 2014 was due to new business commission volume primarily in group health and commercial property and casualty coverage.  The increase in noninterest income during 2013 was due to new business commission volume resulting from expanded business development efforts and increasing premium rates on commercial property and casualty policies and group health coverage.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $2.6 million, or 10.8%, during 2014 and $2.6 million, or 12.3%, during 2013, primarily due to higher commissions expense resulting from improved performance in the Insurance Division.

During 2014, business conditions improved slightly in the markets served by FBBI.  Trustmark performed an annual impairment test of the book value of capital held in the Insurance Division as of October 1, 2014, 2013, and 2012.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2014, Trustmark’s combined effective tax rate was 23.8% compared to 24.0% in 2013 and 26.4% in 2012.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., NMTC, low income housing tax credits and historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  During 2014, Trustmark invested approximately $3.4 million in these partnerships, compared to approximately $44.0 million during 2013 and $19.2 million during 2012.  The increase in investments in tax credit partnerships during 2013 was primarily the result of the $50.0 million NMTC allocation awarded to SCC by the CDFI Fund.  SCC was not awarded a NMTC allocation in 2014.  The decrease in Trustmark's effective tax rate in 2014 and 2013 is mainly due to increased investment in these partnerships along with the appropriate tax credits.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.445 billion, or 86.8% of total average assets, at December 31, 2014, compared with $10.052 billion, or 87.2% of total average assets, at December 31, 2013, an increase of $393.2 million, or 3.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased to 3.9 years at December 31, 2014, compared to 4.8 years at December 31, 2013.  The increase in the weighted-average life of the portfolio in 2013 was primarily due to slower mortgage prepayment estimates and a longer weighted-average life for the securities acquired through the BancTrust merger.

When compared with December 31, 2013, total investment securities increased by $182.4 million during 2014.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.  During 2014, Trustmark sold approximately $56.5 million in securities, generating a net gain of $300 thousand, compared with $227.4 million during 2013, which generated a net gain of $485 thousand.

During the fourth quarter of 2013, Trustmark sold $135.6 million of Collateralized Loan Obligations (CLO) due to uncertainty related to the Volker Rule generating a net gain of $1.3 million. These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item in the table shown below.  Trustmark sold the remaining $25.9 million of CLO securities during the first quarter of 2014 generating a net gain of $389 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2014, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheets totaled $40.4 million ($24.9 million net of tax) compared to $46.4 million ($28.6 million net of tax) at December 31, 2013.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in accumulated other comprehensive (loss) income (AOCI), a separate component of shareholders’ equity.  At December 31, 2014, available for sale securities totaled $2.375 billion, which represented 67.0% of the securities portfolio, compared to $2.194 billion, or 65.2%, at December 31, 2013.  At December 31, 2014, unrealized gains, net on available for sale securities totaled $22.6 million compared to $5.1 million at December 31, 2013.  At December 31, 2014, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2014, held to maturity securities totaled $1.171 billion and represented 33.0% of the total securities portfolio, compared with $1.169 billion, or 34.8%, at December 31, 2013.

The table below indicates the amortized cost of securities available for sale and held to maturity by type for each of the periods presented ($ in thousands):

	December 31,
	2014	2013	2012
Securities available for sale
U.S. Treasury securities	$100	$501	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	79,788	129,653	10
Issued by U.S. Government sponsored agencies	32,725	40,681	105,396
Obligations of states and political subdivisions	157,001	165,810	202,877
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,897	14,099	18,981
Issued by FNMA and FHLMC	199,599	239,880	201,493
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,655,733	1,300,375	1,436,812
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	184,394	235,317	380,514
Asset-backed securities and structured financial products	30,776	62,689	238,893
Total securities available for sale	$2,352,013	$2,189,005	$2,584,976

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$100,971	$100,159	$-
Obligations of states and political subdivisions	63,505	65,987	36,206
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	19,115	9,433	3,245
Issued by FNMA and FHLMC	11,437	12,724	572
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	834,176	837,393	-
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	141,481	143,032	2,165
Total securities held to maturity	$1,170,685	$1,168,728	$42,188

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2014, and the weighted-average yield for each range of maturities (tax equivalent basis) ($ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Treasury Securities	$100	0.27%	$-	-	$-	-	$-	-	$100
U.S. Government agency obligations
Issued by U.S. Government agencies	-	-	-	-	19,667	2.67%	60,121	2.24%	79,788
Issued by U.S. Government sponsored agencies	-	-	22,465	1.25%	10,260	2.41%	-	-	32,725
Obligations of states and political subdivisions	17,988	3.71%	115,511	3.74%	23,502	4.62%	-	-	157,001
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	58	9.95%	1,347	2.60%	10,492	3.76%	11,897
Issued by FNMA and FHLMC	-	-	171	4.40%	12,052	3.44%	187,376	2.62%	199,599
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	2,076	4.68%	53,365	2.79%	1,600,292	2.43%	1,655,733
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	126,630	2.90%	55,127	2.63%	2,637	5.75%	184,394
Asset-backed securities and structured financial products	-	-	-	-	8,309	1.34%	22,467	1.17%	30,776
Total securities available for sale	$18,088	3.69%	$266,911	3.14%	$183,629	2.92%	$1,883,385	2.44%	$2,352,013

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$-	-	$-	-	$100,971	2.03%	$-	-	$100,971
Obligations of states and political subdivisions	2,495	6.90%	11,694	5.98%	48,786	5.25%	530	6.47%	63,505
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	-	-	-	-	-	-	19,115	3.00%	19,115
Issued by FNMA and FHLMC	-	-	-	-	-	-	11,437	3.22%	11,437
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	-	-	-	-	834,176	1.98%	834,176
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	-	-	15,173	2.42%	77,327	2.28%	48,981	2.38%	141,481
Total securities held to maturity	$2,495	6.90%	$26,867	3.97%	$227,084	2.81%	$914,239	2.04%	$1,170,685

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 93% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of December 31, 2014, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following tables present Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2014 ($ in thousands):

	December 31, 2014
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,186,703	93.0%	$2,203,758	92.8%
Aa1 to Aa3	91,947	3.9%	95,122	4.0%
A1 to A3	3,302	0.1%	3,378	0.2%
Not Rated (1)	70,061	3.0%	72,309	3.0%
Total securities available for sale	$2,352,013	100.0%	$2,374,567	100.0%

Securities Held to Maturity
Aaa	$1,107,179	94.6%	$1,115,942	94.3%
Aa1 to Aa3	42,595	3.6%	45,511	3.9%
A1 to A3	2,410	0.2%	2,452	0.2%
Not Rated (1)	18,501	1.6%	18,941	1.6%
Total securities held to maturity	$1,170,685	100.0%	$1,182,846	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2014, approximately 92.8% of the available for sale securities and 94.6% of held to maturity securities were rated Aaa.

LHFS

At December 31, 2014, LHFS totaled $132.2 million, consisting of $91.2 million of residential real estate mortgage loans in the process of being sold to third parties and $41.0 million of GNMA optional repurchase loans.  At December 31, 2013, LHFS totaled $149.2 million, consisting of $111.1 million in residential real estate mortgage loans in the process of being sold to third parties and $38.0 million in GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During the fourth quarter of 2014, Trustmark elected to account for its LHFS purchased or originated on or after October 1, 2014 under the fair value option with interest income on these LHFS reported in interest and fees on LHFS and LHFI.  The fair value option election does not apply to the GNMA optional repurchase loans.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the year ended December 31, 2014, $2.0 million was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  There was no impact to Trustmark’s consolidated financial statements on the date of the election.

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

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2014.  During 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans were no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which was included in mortgage banking, net for 2013.

LHFI

The table below provides the carrying value of the LHFI portfolio by type for each of the periods presented ($ in thousands):

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$619,877	9.6%	$596,889	10.3%	$468,975	8.4%	$474,082	8.1%	$583,316	9.6%
Secured by 1-4 family residential properties	1,634,397	25.4%	1,485,564	25.6%	1,497,480	26.8%	1,760,930	30.1%	1,732,056	28.6%
Secured by nonfarm, nonresidential properties	1,553,193	24.1%	1,415,139	24.4%	1,410,264	25.2%	1,425,774	24.3%	1,498,108	24.7%
Other real estate secured	253,787	3.9%	189,362	3.3%	189,949	3.4%	204,849	3.5%	231,963	3.8%
Commercial and industrial loans	1,270,350	19.7%	1,157,614	20.0%	1,169,513	20.9%	1,139,365	19.4%	1,068,369	17.6%
Consumer loans	167,964	2.6%	165,308	2.8%	171,660	3.1%	243,756	4.2%	402,165	6.7%
Other loans	949,901	14.7%	789,005	13.6%	684,913	12.2%	608,728	10.4%	544,265	9.0%
LHFI	$6,449,469	100.0%	$5,798,881	100.0%	$5,592,754	100.0%	$5,857,484	100.0%	$6,060,242	100.0%

LHFI at December 31, 2014 totaled $6.449 billion compared to $5.799 billion at December 31, 2013, an increase of $650.6 million, or 11.2%, due principally to increased loan demand and growth in the Mississippi and Alabama market regions.  Trustmark entered the Alabama market region as a result of the BancTrust merger in 2013.  Growth in LHFI was attributable to net increases in all categories of LHFI.  LHFI secured by real estate increased $374.3 million, or 10.2%, during 2014, which was principally due to growth in 1-4 family mortgage loans and commercial real estate loans.

Due to the rise in interest rates on the mortgage portfolio and the tightening of the secondary marketing spreads during the second half of 2013, Management elected to resume the practice of retaining certain 10-15 year mortgage loans in the portfolio.  As a result of this decision, the 1-4 family mortgage loan portfolio increased $148.8 million, or 10.0%, during 2014, primarily in the Mississippi, Alabama and Florida market regions.  The commercial real estate loan portfolio increased $138.1 million, or 9.8%, during 2014.  The growth in the commercial real estate loan portfolio was primarily attributable to increases in non-owner occupied loans in Trustmark’s Alabama, Texas, Florida and Tennessee market regions principally due to construction loans moved to permanent financing.  Other real estate secured LHFI increased $64.4 million, or 34.0%, during 2014, primarily due to increases in multi-family residential loans in the Mississippi, Alabama, Texas and Tennessee market regions as construction loans were moved to permanent financing.

LHFI secured by construction, land development and other land increased $23.0 million, or 3.9%, during 2014, primarily due to growth in 1-4 family construction and other construction loans partially offset by declines in land development.  The 1-4 family construction loan portfolio increased $40.2 million, or 41.6%, during 2014, principally due to growth in all of Trustmark’s market regions.  Other construction loans increased $25.9 million, or 10.6%, during 2014, as growth in the Texas and Alabama market regions was partially offset by declines in the Mississippi, Tennessee and Florida market regions.  During 2014, $237.9 million in other construction loans were moved to the appropriate permanent categories upon completion, including $116.5 million in non-owner occupied, $75.3 million in multi-family residential, $28.9 million in owner occupied, $10.9 million in obligations of states and political subdivisions and $6.2 million in commercial and industrial.  Excluding all reclasses between loan categories, growth in other construction loans was $261.2 million for 2014.  Land development loans declined $44.9 million, or 47.0%, during 2014, primarily in the Florida, Texas, Mississippi and Tennessee market regions as development loans moved to other loan categories.

The other loan portfolio increased $160.9 million, or 20.4%, during 2014, which represented growth in all of Trustmark’s market regions primarily in the obligations of states and political subdivisions loan segment and other loans, which includes lending to nonprofits and real estate investment trusts.  The commercial and industrial loan portfolio increase of $112.7 million, or 9.7%, was primarily attributable to growth in Trustmark’s Mississippi, Alabama and Tennessee market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At December 31, 2014, energy-related LHFI had outstanding balances of approximately $208.0 million, which represented approximately 3.0% of Trustmark’s total LHFI portfolio.  These loans currently have no adversely rated credits and are all currently performing.  Due to the recent volatility in oil prices, Management will continue to monitor this exposure.  The consumer loan portfolio increased $2.7 million, or 1.6%, during 2014, primarily due to growth in the Alabama market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	December 31, 2014	December 31, 2013
Home equity loans	$60,952	$61,464
Home equity lines of credit	$355,402	$327,482
Percentage of loans and lines for which Trustmark holds first lien	57.2%	54.7%
Percentage of loans and lines for which Trustmark does not hold first lien	42.8%	45.3%

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

The following table presents the LHFI composition by region at December 31, 2014 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2014
LHFI Composition by Region	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land	$619,877	$65,331	$61,688	$236,571	$44,165	$212,122
Secured by 1-4 family residential properties	1,634,397	41,779	51,169	1,396,497	127,872	17,080
Secured by nonfarm, nonresidential properties	1,553,193	91,507	168,941	776,102	150,489	366,154
Other	253,787	13,017	4,438	174,275	26,653	35,404
Commercial and industrial loans	1,270,350	84,244	10,881	820,428	95,117	259,680
Consumer loans	167,964	16,483	2,307	129,489	16,990	2,695
Other loans	949,901	56,204	46,156	690,005	59,517	98,019
LHFI	$6,449,469	$368,565	$345,580	$4,223,367	$520,803	$991,154

Construction, Land Development and Other Land Loans by Region
Lots	$48,056	$4,697	$24,764	$13,402	$1,975	$3,218
Development	50,745	764	6,997	33,732	920	8,332
Unimproved land	114,106	6,607	22,619	50,104	22,744	12,032
1-4 family construction	136,693	22,108	7,160	69,888	3,926	33,611
Other construction	270,277	31,155	148	69,445	14,600	154,929
Construction, land development and other land loans	$619,877	$65,331	$61,688	$236,571	$44,165	$212,122

Loans Secured by Nonfarm, Nonresidential Properties by Region
Income producing:
Retail	$189,291	$19,701	$41,904	$63,464	$16,887	$47,335
Office	202,804	10,254	41,803	81,629	8,089	61,029
Nursing homes/assisted living	114,769	-	-	89,654	5,974	19,141
Hotel/motel	111,998	11,700	18,013	38,238	33,934	10,113
Industrial	46,423	5,409	4,892	11,581	1,130	23,411
Health care	25,949	2,414	-	23,498	37	-
Convenience stores	10,679	245	-	5,491	1,238	3,705
Other	147,212	4,942	18,269	67,990	9,054	46,957
Total income producing loans	849,125	54,665	124,881	381,545	76,343	211,691

Owner-occupied:
Office	128,248	6,554	16,831	63,820	10,617	30,426
Churches	98,364	3,839	3,195	49,382	31,599	10,349
Industrial warehouses	116,876	3,338	4,037	62,513	7,677	39,311
Health care	112,555	14,333	8,535	63,308	7,519	18,860
Convenience stores	50,561	504	1,546	32,873	2,766	12,872
Retail	38,566	2,014	4,101	25,754	3,339	3,358
Restaurants	31,566	1,621	1,984	23,147	3,613	1,201
Auto dealerships	7,847	-	100	6,196	1,529	22
Other	119,485	4,639	3,731	67,564	5,487	38,064
Total owner-occupied loans	704,068	36,842	44,060	394,557	74,146	154,463
Loans secured by nonfarm, nonresidential properties	$1,553,193	$91,507	$168,941	$776,102	$150,489	$366,154

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  Trustmark has not originated or purchased subprime mortgages.  At December 31, 2014, Trustmark held “alt A” mortgages with an aggregate principal balance of $1.5 million (0.04% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the FNMA “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

The following table provides information regarding Trustmark’s LHFI maturities by category at December 31, 2014 ($ in thousands):

	Maturing
	Within One Year or Less	One Year Through Five Years	After Five Years	Total
Loans secured by real estate:
Construction, land development and other land	$374,298	$197,186	$48,393	$619,877
Secured by 1-4 family residential properties	482,687	233,250	918,460	1,634,397
Other	554,189	994,793	257,998	1,806,980
Commercial and industrial loans	653,714	562,791	53,845	1,270,350
Consumer loans	47,392	117,350	3,222	167,964
Other loans	214,083	308,074	427,744	949,901
Total	$2,326,363	$2,413,444	$1,709,662	$6,449,469

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2014 ($ in thousands):

	Maturing
Loan Type	Within One Year or Less	Through One Year Five Years	After Five Years	Total
Predetermined interest rates	$668,325	$1,975,171	$1,625,232	$4,268,728
Floating interest rates:
Loans which are at contractual floor	451,144	208,126	23,730	683,000
Loans which are free to float	1,206,894	230,147	60,700	1,497,741
Total floating interest rates	1,658,038	438,273	84,430	2,180,741
Total	$2,326,363	$2,413,444	$1,709,662	$6,449,469

The following table provides information regarding the interest rate terms of Trustmark’s LHFI for the periods presented ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	December 31, 2014
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$215,204	$404,673	$619,877
Secured by 1- 4 family residential properties	1,528,993	105,404	1,634,397
Secured by nonfarm, nonresidential properties	1,003,544	549,649	1,553,193
Other	153,261	100,526	253,787
Commercial and industrial loans	513,243	757,107	1,270,350
Consumer loans	148,926	19,038	167,964
Other loans	705,557	244,344	949,901
LHFI	$4,268,728	$2,180,741	$6,449,469

	December 31, 2013
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$203,607	$393,282	$596,889
Secured by 1- 4 family residential properties	1,298,295	187,269	1,485,564
Secured by nonfarm, nonresidential properties	882,724	532,415	1,415,139
Other	115,315	74,047	189,362
Commercial and industrial loans	478,842	678,772	1,157,614
Consumer loans	147,119	18,189	165,308
Other loans	522,276	266,729	789,005
LHFI	$3,648,178	$2,150,703	$5,798,881

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

Trustmark’s allowance for loan loss methodology is based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including (but not limited to) recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming LHFI; changes in levels and trends of net charge-offs; changes in interest rates and collateral, financial and underwriting exceptions; and loan facility risk.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance, please see Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data – located elsewhere in this report.

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for each of the last five years ($ in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010

Balance at beginning of period	$66,448	$78,738	$89,518	$93,510	$103,662
LHFI charged off:
Construction, land development and other land loans	(1,100)	(1,441)	(3,480)	(16,399)	(31,135)
Loans secured by 1-4 family residential properties	(2,505)	(1,298)	(5,532)	(9,271)	(11,375)
Loans secured by nonfarm, nonresidential properties	(390)	(1,002)	(5,410)	(3,896)	(6,520)
Other loans secured by real estate	(277)	(910)	(1,601)	(1,082)	(1,365)
Commercial and industrial loans	(2,092)	(1,371)	(6,922)	(4,299)	(4,186)
Consumer loans	(1,965)	(2,425)	(3,082)	(5,629)	(10,234)
Other loans	(4,897)	(5,031)	(5,349)	(5,193)	(7,082)
Total charge-offs	(13,226)	(13,478)	(31,376)	(45,769)	(71,897)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	3,608	3,077	-	-	-
Loans secured by 1-4 family residential properties	922	427	435	447	417
Loans secured by nonfarm, nonresidential properties	944	225	-	-	-
Other loans secured by real estate	-	229	-	-	-
Commercial and industrial loans	2,657	2,298	3,916	2,703	2,245
Consumer loans	3,883	4,798	6,211	5,749	6,395
Other loans	3,169	3,555	3,268	3,174	3,142
Total recoveries	15,183	14,609	13,830	12,073	12,199
Net recoveries (charge-offs)	1,957	1,131	(17,546)	(33,696)	(59,698)
Provision for loan losses, LHFI	1,211	(13,421)	6,766	29,704	49,546
Balance at end of period	$69,616	$66,448	$78,738	$89,518	$93,510

Percentage of net (recoveries) charge-offs during period to average LHFI outstanding during the period	-0.03%	-0.02%	0.30%	0.56%	0.95%

At December 31, 2014, the allowance for loan losses, LHFI, was $69.6 million, an increase of $3.2 million, or 4.8%, when compared with December 31, 2013.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, at December 31, 2014, was 180.95%, compared to 190.70% at December 31, 2013.  Allocation of Trustmark’s $69.6 million allowance for loan losses, LHFI, represented 1.23% of commercial LHFI and 0.67% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.08% as of December 31, 2014.  This compares with an allowance to total LHFI of 1.15% at December 31, 2013, which was allocated to commercial LHFI at 1.30% and to consumer and mortgage LHFI at 0.75%.

Recoveries exceeded charge-offs for 2014 resulting in a net recovery of $2.0 million, or -0.03% of average LHFI, compared to a net recovery of $1.1 million, or -0.02%, in 2013, and net charge-offs of $17.5 million, or 0.30%, in 2012.  The increase in net recoveries during 2014 can be primarily attributed to increases in recoveries resulting from impaired LHFI paid off in excess of the book value, net of previous charge-downs, principally in the Texas market region, which were partially offset by an increase in charge-offs of LHFI principally in the Mississippi market region.  During 2013, net recoveries for the Florida market region totaled $3.0 million, which were partially offset by net charge-offs in Trustmark’s other market regions.  The increase in recoveries during 2013 can be primarily attributed to impaired LHFI paid off in excess of the book value, net of previous charge-downs.  The net charge-offs exceeded the provisions for Mississippi, Tennessee and Texas during 2013 because a large portion of charge-offs had been fully reserved in prior periods.  An immaterial amount of net charge-offs for the Alabama market region were recorded in 2013 due primarily to overdrafts on deposit accounts acquired in the BancTrust merger.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

The following table presents the net (recoveries) charge-offs for LHFI by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Alabama	$403	$284	$-
Florida	(3,364)	(3,047)	5,261
Mississippi (1)	1,776	769	7,602
Tennessee (2)	459	705	1,154
Texas	(1,231)	158	3,529
Total net (recoveries) charge-offs	$(1,957)	$(1,131)	$17,546

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

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of the nonperforming assets, excluding acquired loans and covered other real estate, by geographic market region for the periods presented ($ in thousands):

	December 31,
	2014	2013	2012	2011	2010
Nonaccrual LHFI
Alabama	$852	$14	$-	$-	$-
Florida	11,091	12,278	19,314	23,002	53,773
Mississippi (1)	57,129	42,307	38,960	46,746	39,803
Tennessee (2)	5,819	4,390	8,401	15,791	14,703
Texas	4,452	6,249	15,688	24,919	34,644
Total nonaccrual LHFI	79,343	65,238	82,363	110,458	142,923
Other real estate
Alabama	21,196	25,912	-	-	-
Florida	35,324	34,480	18,569	29,963	32,370
Mississippi (1)	17,397	22,766	27,771	19,483	24,181
Tennessee (2)	10,292	12,892	17,589	16,879	16,407
Texas	8,300	10,489	14,260	12,728	13,746
Total other real estate, excluding covered other real estate	92,509	106,539	78,189	79,053	86,704
Total nonperforming assets	$171,852	$171,777	$160,552	$189,511	$229,627

Nonperforming assets/total loans (LHFI and LHFS) and ORE	2.57%	2.84%	2.71%	3.08%	3.64%

Loans Past Due 90 days or more
LHFI	$2,764	$3,298	$6,378	$4,230	$3,608

LHFS - Guaranteed GNMA services loans (3)	$25,943	$21,540	$43,073	$39,379	$15,777
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

Nonaccrual LHFI

During 2014, nonaccrual LHFI increased $14.1 million, or 21.6%, relative to December 31, 2013 to total $79.3 million, or 1.21% of total LHFI and LHFS.  The increase in nonaccrual LHFI was principally the result of four substandard credits migrating to nonaccrual status during 2014.  These four credit relationships totaled $21.6 million at December 31, 2014 and were included in Trustmark’s Mississippi market region.  Excluding these four credit relationships, nonaccrual LHFI totaled $57.8 million at December 31, 2014, a decrease of $7.5 million, or 11.5%, relative to December 31, 2013 as Trustmark continues to work through its problem assets.  The following table illustrates nonaccrual LHFI by loan type for the periods presented ($ in thousands):

	December 31,
	2014	2013	2012	2011	2010
Loans secured by real estate:
Construction, land development and other land	$13,867	$13,327	$27,105	$40,413	$57,831
Secured by 1-4 family residential properties	25,621	21,603	27,114	24,348	30,313
Secured by nonfarm, nonresidential properties	25,717	21,809	18,289	23,981	29,013
Other	1,318	1,327	3,956	5,871	6,154
Commercial and industrial loans	12,104	6,286	4,741	14,148	16,107
Consumer loans	88	151	360	825	2,112
Other loans	628	735	798	872	1,393
Total nonaccrual LHFI	$79,343	$65,238	$82,363	$110,458	$142,923

Other Real Estate, Excluding Covered Other Real Estate

At December 31, 2014, other real estate, excluding covered other real estate, totaled $92.5 million, a decrease of $14.0 million, or 13.2%, when compared with December 31, 2013.  The decrease in other real estate, excluding covered other real estate, was attributable to decreases in the Mississippi, Alabama, Tennessee and Texas market regions, which were partially offset by a slight increase in the Florida market region.

The following table illustrates changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2014
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489
Additions	37,428	8,489	16,353	12,146	440	-
Disposals	(43,802)	(10,167)	(14,684)	(15,684)	(1,078)	(2,189)
Write-downs	(7,656)	(3,122)	(825)	(1,747)	(1,962)	-
Adjustments	-	84	-	(84)	-	-
Balance at end of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300

	Year Ended December 31, 2013
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$78,189	$-	$18,569	$27,771	$17,589	$14,260
Additions (3)	80,256	33,909	33,401	7,622	3,708	1,616
Disposals	(45,545)	(6,921)	(16,583)	(12,730)	(4,649)	(4,662)
Write-downs	(6,361)	(1,076)	(907)	103	(3,756)	(725)
Balance at end of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489

	Year Ended December 31, 2012
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$79,053	$-	$29,963	$19,483	$16,879	$12,728
Additions (4)	38,894	-	8,001	19,402	5,853	5,638
Disposals	(33,155)	-	(16,347)	(9,012)	(4,626)	(3,170)
Write-downs	(6,603)	-	(3,048)	(2,102)	(517)	(936)
Balance at end of period	$78,189	$-	$18,569	$27,771	$17,589	$14,260

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3) Additions at December 31, 2013 included $40.1 million of other real estate acquired from BancTrust
(4) Additions at December 31, 2012 included $2.6 million of other real estate acquired from Bay Bank

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $12.8 million of BancTrust properties foreclosed during 2014, $610 thousand of write-downs of BancTrust other real estate and the sale of $10.8 million of BancTrust other real estate in Florida during 2014.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $11.0 million during 2014.

The following table illustrates other real estate, excluding covered other real estate, by type of property for the periods presented ($ in thousands):

	December 31,
	2014	2013	2012	2011	2010
Construction, land development and other land properties	$61,015	$65,273	$46,957	$53,834	$61,963
1-4 family residential properties	10,150	14,696	8,134	10,557	13,509
Nonfarm, nonresidential properties	19,696	26,433	22,760	13,883	9,820
Other real estate properties	1,648	137	338	779	1,412
Total other real estate, excluding covered other real estate	$92,509	$106,539	$78,189	$79,053	$86,704

Write-downs of other real estate, excluding covered other real estate, increased $1.3 million during 2014, compared to a decrease of $242 thousand and $7.3 million during 2013 and 2012, respectively.  The increase in write-downs on other real estate, excluding covered other real estate, during 2014 was primarily the result of a $1.8 million increase in the reserve for write-downs of other real estate, principally in the Alabama market region, and write-downs on BancTrust related other real estate that was revalued during 2014, which were partially offset by declines in write-downs in the Tennessee and Texas market regions.  The increase in write-downs on other real estate, excluding covered other real estate, in the Mississippi market region during 2014 was principally due to reserves released during 2013.  The decrease in write-downs on other real estate, excluding covered other real estate, during 2013 was primarily the result of write-downs fully reserved in prior periods offset by a write-down on an individual property within the Tennessee market region during 2013 as well as $769 thousand of write-downs on and $1.1 million of reserve established for BancTrust other real estate.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Alabama	$3,122	$1,076	$-
Florida	825	907	3,048
Mississippi (1)	1,747	(103)	2,102
Tennessee (2)	1,962	3,756	517
Texas	-	725	936
Total write-downs of other real estate, excluding covered other real estate	$7,656	$6,361	$6,603

(1) Mississippi includes Central and Southern Mississippi Regions
(2) Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

For the periods presented, acquired loans consisted of the following ($ in thousands):

	December 31,
Noncovered loans:	2014	2013	2012	2011
Loans secured by real estate:
Construction, land development and other land	$58,309	$98,928	$10,056	$-
Secured by 1-4 family residential properties	116,920	157,914	19,404	76
Secured by nonfarm, nonresidential properties	202,323	287,136	45,649	-
Other	27,813	33,948	669	-
Commercial and industrial loans	88,256	149,495	3,035	69
Consumer loans	9,772	18,428	2,610	4,146
Other loans	22,390	24,141	100	72
Acquired loans	525,783	769,990	81,523	4,363
Less allowance for loan losses, acquired loans	10,541	7,249	1,885	-
Net noncovered acquired loans	$515,242	$762,741	$79,638	$4,363

Covered loans:
Loans secured by real estate:
Construction, land development and other land	$1,197	$2,363	$3,924	$4,209
Secured by 1-4 family residential properties	13,180	16,416	23,990	31,874
Secured by nonfarm, nonresidential properties	7,672	10,945	18,407	30,889
Other	1,096	2,644	3,567	5,126
Commercial and industrial loans	277	394	747	2,971
Consumer loans	-	119	177	290
Other loans	204	1,335	1,229	1,445
Acquired loans	23,626	34,216	52,041	76,804
Less allowance for loan losses, acquired loans	1,518	2,387	4,190	502
Net covered acquired loans	$22,108	$31,829	$47,851	$76,302

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

On February 15, 2013, Trustmark completed its merger with BancTrust.  Trustmark acquired $944.2 million of noncovered loans, including $153.9 million of revolving credit agreements and commercial leases, at fair value, in the BancTrust merger.  During the second quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $524 thousand.   During the third quarter of 2013, Trustmark recorded a fair value adjustment based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans of $6.3 million.  The purchase price allocation for these loans was considered final as of December 31, 2013.

On March 16, 2012, Trustmark completed its merger with Bay Bank.  Trustmark acquired $97.9 million of noncovered loans, including $5.9 million of revolving credit agreements, at fair value, in the Bay Bank merger, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.  The purchase price allocation was finalized in the second quarter of 2012.

On April 15, 2011, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchase essentially all of the assets of Heritage.  Loans comprise the majority of the assets acquired and $97.8 million, or 91% of total loans acquired, are subject to the loss-share agreement with the FDIC whereby TNB is indemnified against a portion of the losses on covered loans and covered other real estate. The loans acquired from Heritage that are covered by loss-share agreement are presented as acquired covered loans in the accompanying consolidated financial statements.  TNB acquired $3.8 million of revolving credit agreements, at fair value, in the Heritage acquisition, consisting mainly of home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date.

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2011	$-	$-	$-	$-
Loans acquired	9,468	176	93,940	3,830
Accretion to interest income	349	4	4,347	543
Payments received, net	(5,076)	(47)	(25,764)	(202)
Other (2)	(391)	(120)	110	-
Less change in allowance for loan losses, acquired loans	-	-	(502)	-
Carrying value, net at December 31, 2011	4,350	13	72,131	4,171
Loans acquired	91,987	5,927	-	-
Accretion to interest income	4,138	161	8,031	367
Payments received, net	(24,330)	868	(27,496)	(2,107)
Other (2)	(1,318)	(273)	(3,085)	29
Less change in allowance for loan losses, acquired loans	(1,885)	-	(4,190)	-
Carrying value, net at December 31, 2012	72,942	6,696	45,391	2,460
Loans acquired	790,335	153,900	-	-
Accretion to interest income	35,538	2,628	5,150	159
Payments received, net	(229,618)	(39,281)	(18,976)	(819)
Other (2)	(24,177)	(858)	(3,202)	(137)
Less change in allowance for loan losses, acquired loans	(5,364)	-	1,803	-
Carrying value, net at December 31, 2013	639,656	123,085	30,166	1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (2)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	$434,151	$81,091	$20,504	$1,604

(1) "Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Includes acquired loan terminations through foreclosure, charge-off, pool recovery and other terminations.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property for the periods presented ($ in thousands):

	December 31,
	2014	2013	2012	2011
Construction, land development and other land properties	$1,917	$733	$1,284	$1,304
1-4 family residential properties	1,103	1,981	1,306	889
Nonfarm, nonresidential properties	2,296	2,394	3,151	4,022
Other real estate properties	744	-	-	116
Total covered other real estate	$6,060	$5,108	$5,741	$6,331

The following table illustrates changes and gains, net on covered other real estate for the periods presented ($ in thousands):

	December 31,
	2014	2013	2012	2011
Balance at beginning of period	$5,108	$5,741	$6,331	$-
Covered other real estate acquired	-	-	-	7,485
Transfers from covered loans	2,851	1,934	1,424	632
FASB ASC 310-30 adjustment for the residual recorded investment	136	(345)	(112)	(264)
Net transfers from covered loans	2,987	1,589	1,312	368
Disposals	(1,232)	(1,442)	(1,631)	(1,489)
Write-downs	(803)	(780)	(271)	(33)
Balance at end of period	$6,060	$5,108	$5,741	$6,331

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$24	$119	$485	$286

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For 2014, 2013 and 2012, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual FDIC agreement period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for 2014 and 2013 included $2.1 million and $2.5 million, respectively, of amortization of the FDIC indemnification asset, compared to $245 thousand of accretion during 2012.  Amortization of the FDIC indemnification asset resulted from improvements in the expected cash flows and lower loss expectations.  During 2014 and 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $800 thousand and $3.4 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Other noninterest income for 2012 included a reduction of the FDIC indemnification asset of $3.7 million as a result of loan pay-offs, improved cash flow projections and lower loss expectations for loan pools of acquired covered loans.

The following table illustrates changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$14,347	$21,774	$28,348
(Amortization) Accretion	(2,074)	(2,469)	245
Transfers to FDIC claims	(4,443)	(851)	(2,544)
Change in expected cash flows	(517)	(3,472)	(3,761)
Change in FDIC true-up provision	(316)	(635)	(514)
Balance at end of period	$6,997	$14,347	$21,774

Pursuant to the provisions of the loss-share agreement with the FDIC, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.1 million at December 31, 2014 compared to $1.7 million at December 31, 2013.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.698 billion at December 31, 2014 compared to $9.860 billion at December 31, 2013, a decrease of $161.5 million, or 1.6%.  Growth in noninterest-bearing deposits totaled $85.1 million and was more than offset by a decline in interest-bearing deposits of $246.7 million during 2014.  The increase in noninterest-bearing deposits was primarily due to growth in public and personal demand deposit accounts, partially offset by a decline in commercial demand deposit accounts.  The decrease in interest-bearing deposits resulted primarily from decreases in time deposits and money market deposit accounts, partially offset by growth in interest checking accounts.  Time deposit account balances declined by $328.3 million during 2014 as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and the $50.0 million term fixed-rate brokered CD which matured on February 25, 2014.  For additional information regarding Trustmark’s brokered deposits, please see the section captioned “Liquidity” included elsewhere in this report.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of fed funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $868.6 million at December 31, 2014, an increase of $550.6 million when compared with $318.0 million at December 31, 2013.  Fed funds purchased and securities sold under repurchase agreements totaled $443.5 million at December 31, 2014 compared to $251.6 million at December 31, 2013, an increase of $192.0 million. Of these amounts $213.5 million and $231.6 million, respectively, represented customer related transactions, such as commercial sweep repo balances.  Excluding customer related transactions, fed funds purchased totaled $230.0 million at December 31, 2014, an increase of $210.0 million when compared with $20.0 million at December 31, 2013, as Trustmark increased its upstream fed funds purchased as a less costly source of funding.  Other short-term borrowings increased $358.7 million during 2014 primarily due to increases in short-term FHLB advances provided by the FHLB of Dallas of $350.0 million and GNMA optional repurchase loans of $3.0 million.  For additional information regarding Trustmark’s short-term FHLB advances, please see the section captioned “Liquidity” included elsewhere in this report.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

Federal funds purchased and securities sold under repurchase agreements:	2014	2013	2012
Amount outstanding at end of period	$443,543	$251,587	$288,829
Weighted average interest rate at end of period	0.10%	0.08%	0.10%
Maximum amount outstanding at any month end during each period	$692,242	$588,405	$713,975
Average amount outstanding during each period	$435,324	$326,870	$370,283
Weighted average interest rate during each period	0.13%	0.12%	0.16%

Short-term borrowings:
Amount outstanding at end of period	$425,077	$66,385	$86,920
Weighted average interest rate at end of period	0.49%	2.03%	1.42%
Maximum amount outstanding at any month end during each period	$425,077	$92,450	$93,162
Average amount outstanding during each period	$173,759	$60,381	$83,042
Weighted average interest rate during each period	0.87%	2.16%	1.45%

Benefit Plans

Defined Benefit Plans

As disclosed in Note 15 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data, Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan), in which substantially all associates employed prior to 2007 participate.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  Benefit accruals under the plan were frozen during 2009, with the exception of certain associates covered through plans obtained by acquisitions that were subsequently merged into the Trustmark plan.  Associates have not earned additional benefits, except for interest as required by IRS regulations, since the plan was frozen.  Current and former associates who participate in the plan retain their right to receive benefits that accrued before the plan was frozen.

As a result of the merger with BancTrust on February 15, 2013, Trustmark became the sponsor of the Retirement Plan for Employees of BancTrust Financial Group, Inc. (BancTrust Pension Plan), a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, Trustmark's Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The IRS has been asked to review the BancTrust Pension Plan’s tax qualification at its termination, and it is anticipated that the IRS will issue a favorable determination letter with respect to the plan’s termination once its review is complete.  In addition, as required by law, a termination notice has been filed with the Pension Benefit Guaranty Corporation (PBGC), and it is not anticipated that the PBGC will raise any issues with respect to the plan’s termination.  During 2014, the assets of the BancTrust Pension Plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.  As a result of the termination of the plan, Trustmark recognized a pre-tax gain of $1.2 million during 2014.

At December 31, 2014, the fair value of plan assets for Trustmark’s qualified defined benefit pension plans totaled $86.3 million and was exceeded by the projected benefit obligation of $101.9 million by $15.6 million.  Net periodic benefit cost equaled $1.5 million in 2014, compared with $5.4 million in 2013 and $3.7 million in 2012.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2014, 2013 and 2012, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.  Please refer to “Defined Benefit Plans” in the Critical Accounting Policies for additional information regarding the assumptions used by Management.

The range of potential contributions to Trustmark’s qualified defined benefit pension plans is determined annually by the plans’ actuary in accordance with applicable IRS rules and regulations.  Trustmark's policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and are deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plans’ funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ended December 31, 2013, Trustmark made minimum required contributions to the Trustmark Capital Accumulation Plan of $2.1 million.  For the plan year ending December 31, 2014, the minimum required contribution for Trustmark’s Capital Accumulation Plan was expected to be $1.8 million prior to the passage of the Highway and Transportation Funding Act (HATFA).  Trustmark contributed approximately $1.0 million to the Trustmark Capital Accumulation Plan prior to the passage of HATFA.  HATFA extends the pension funding relief for several more years and was mandatory for 2014.  As a result of HATFA, there was no minimum required contribution for the plan year ending December 31, 2014.  Therefore, no additional contributions were made during 2014.  For the plan year ending December 31, 2015, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be zero; however, Management and the Board of Directors will monitor the plan throughout 2015 to determine any additional funding requirements by the plan’s measurement date.  A contribution of $334 thousand was required during 2014 for the BancTrust Pension Plan in order to complete the plan termination.  Since the plan has been terminated, there will be no additional contributions required in the future.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elected to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  As a result of the merger with BancTrust on February 15, 2013, Trustmark became the administrator of an additional nonqualified supplemental retirement plan, which plan benefits were frozen prior to the merger date.

At December 31, 2014, the accrued benefit obligation for the supplemental retirement plans equaled $59.7 million, while the net periodic benefit cost equaled $3.4 million in 2014, $3.8 million in 2013 and $3.9 million in 2012.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date, which is December 31.  The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2014, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” of Note 17 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Off-Balance Sheet Arrangements

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit in the normal course of business in order to fulfill the financing needs of its customers.  These loan commitments and letters of credit are off-balance sheet arrangements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements, and thus are not expected to have a significant impact on Trustmark’s liquidity or capital resources.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.489 billion and $2.193 billion, respectively.

Standby and commercial letters of credit are conditional commitments issued by Trustmark to ensure the performance of a customer to a third party.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral that are followed in the lending process.  At December 31, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $132.8 million and $142.6 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years.  Trustmark holds collateral to support certain letters of credit when deemed necessary.

Contractual Obligations

Trustmark is obligated to make payments under specific long-term and certain other binding contractual arrangements.  The following table provides a schedule of the amount of the payments due under those obligations as of December 31, 2014 ($ in thousands):

	Less than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Time deposits	$1,462,039	$387,547	$91,172	$6,324	$1,947,082
Securities sold under repurchase agreements	180,837	-	-	-	180,837
FHLB advances	356,758	24	94	1,135	358,011
Subordinated notes	-	49,936	-	-	49,936
Junior subordinated debt securities	-	-	-	61,856	61,856
Operating lease obligations	6,010	7,602	5,725	11,960	31,297
Total	$2,005,644	$445,109	$96,991	$81,275	$2,629,019

Capital Resources

At December 31, 2014, Trustmark’s total shareholders’ equity was $1.420 billion, an increase of $65.0 million, or 4.8%, from its level at December 31, 2013.  During 2014, shareholders’ equity increased primarily as a result of net income of $123.6 million and was partially offset by common stock dividends of $62.5 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional, discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of both Trustmark and TNB.  TNB aims to exceed the well-capitalized guidelines for regulatory capital.  As of December 31, 2014, Trustmark and TNB exceeded all applicable minimum capital standards for the parent company and its primary banking subsidiary.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2014.  To be categorized in this manner, TNB maintained minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2014, which Management believes have affected Trustmark’s or TNB's present classification.  As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business – located elsewhere in this report.  Management believes that Trustmark and TNB are considered well-capitalized under these revised standards.

During 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Subordinated Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  Trustmark will continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.  For additional information see the section captioned “Capital Adequacy” included in Part I. Item 1. – Business – included elsewhere in this report.

The following table illustrates Trustmark's and TNB's actual regulatory capital amounts and ratios for the periods presented under regulatory capital standards then in effect ($ in thousands):

	Actual Regulatory Capital		Minimum Regulatory Capital Required		Minimum Regulatory Provision to be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	$671,024	8.00%	n/a	n/a
Trustmark National Bank	1,198,697	14.32%	669,856	8.00%	$837,320	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	$335,512	4.00%	n/a	n/a
Trustmark National Bank	1,108,399	13.24%	334,928	4.00%	$502,392	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	$469,411	4.00%	n/a	n/a
Trustmark National Bank	1,108,399	9.46%	468,783	4.00%	$585,979	5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/a	n/a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/a	n/a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004	6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/a	n/a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831	5.00%

Dividends on Common Stock

Dividends per common share for the years ended December 31, 2014, 2013 and 2012 were $0.92.  Trustmark’s dividend payout ratio for 2014, 2013 and 2012 was 50.3%, 52.6%, and 50.8%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2015 approximately $114.3 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2015 by Trustmark will be determined by Trustmark’s Board of Directors.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.769 billion for 2014 and represented approximately 81.2% of average liabilities and shareholders’ equity, compared to average deposits of $9.495 billion, which represented 82.3% of average liabilities and shareholders’ equity for 2013.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2014, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $36.5 million compared to $42.9 million at December 31, 2013.  At December 31, 2013, Trustmark had $50.0 million in term fixed-rate brokered CDs outstanding.  The addition of brokered CDs during 2011 was part of an interest rate risk management strategy and represented the lowest cost alternative for term fixed-rate funding.  Trustmark’s brokered CDs matured on February 25, 2014. Based on its funding position at the time, Trustmark did not renew the brokered CDs.

At December 31, 2014, Trustmark had $6.5 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger, compared to $18.3 million at December 31, 2013.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds are entitled to 100% FDIC insurance coverage as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At December 31, 2014, Trustmark had $230.0 million upstream federal funds purchased, compared to $20.0 million at December 31, 2013.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided $350.0 million of advances at December 31, 2014 compared to no advances at December 31, 2013.  Trustmark chose to utilize the short-term FHLB advances as a funding source beginning in the third quarter of 2014 due to the favorable interest rates afforded by that source as compared to other sources in the market at that time.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.678 billion at December 31, 2014.  In addition, at December 31, 2014, Trustmark had $8.0 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $10.5 million at December 31, 2013.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At December 31, 2014, Trustmark had approximately $893.0 million available in repurchase agreement capacity compared to $670.0 million at December 31, 2013.  The increase in repurchase agreement capacity at December 31, 2014, was primarily due to the increase in Trustmark’s investment portfolio.

Another borrowing source is the Discount Window.  At December 31, 2014, Trustmark had approximately $955.3 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $931.6 million at December 31, 2013.

TNB has outstanding $50.0 million in aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  At December 31, 2014, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

During 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I (the Trust).  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2014, Trustmark had no shares of preferred stock issued.

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

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  On October 1, 2014, Trustmark elected to account for its LHFS under the fair value option.  As a result of this election, the forward sales contracts no longer qualify as derivative instruments designated as fair value hedges under FASB ASC Topic 815.  For additional information regarding Trustmark’s fair value option election for the LHFS, see the section caption “LHFS” included elsewhere in this report.  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $230.4 million at December 31, 2014, with a positive valuation adjustment of $285 thousand, compared to $214.3 million, with a positive valuation adjustment of $2.0 million as of December 31, 2013.

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to the Trust throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the year ended December 31, 2014.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCI totaled $136 thousand at December 31, 2014 compared to $1.5 million at December 31, 2013.  Amounts reported in AOCI related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $747 thousand will be reclassified as an increase to other interest expense.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $3.1 million and $3.7 million for 2014 and 2013, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium, which are both core components of the MSR hedge strategy.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $349.4 million related to this program, compared to $355.9 million as of December 31, 2013.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million compared to $508 thousand as of December 31, 2013.  As of December 31, 2014, Trustmark had posted collateral with a market value of $1.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of December 31, 2014 and 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.1 million and $19.7 million, respectively.  As of December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.2 million, compared to none at December 31, 2013.  The fair values of these risk participation agreements were immaterial at December 31, 2014 and 2013.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact to Trustmark’s consolidated financial statements.

A complete list of accounting policies recently adopted and pending accounting pronouncements is included in Note 1 – Significant Accounting Policies of Part II. Item 8. – Financial Statements and Supplementary Data – found elsewhere in this report.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 2.4% and 3.1% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at December 31, 2014 and 2013, respectively.  In the event of a 100 basis point decrease in interest rates using static balances at December 31, 2014, it is estimated net interest income may decrease by 5.8% compared to a 4.5% decrease at December 31, 2013.  At December 31, 2014 and 2013, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

The table below summarizes the effect various rate shift scenarios would have on net interest income at December 31, 2014 and 2013:

	Estimated Annual % Change
	in Net Interest Income
Change in Interest Rates	2014	2013
+200 basis points	2.4%	3.1%
+100 basis points	1.3%	1.3%
-100 basis points	-5.8%	-4.5%

As shown in the table above, the interest rate shocks for 2014 illustrate little to no change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2015 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of December 31, 2014 and 2013, the EVE at risk for an instantaneous up 200 basis point shift in rates produced an increase in net portfolio value of 10.1% and 4.2%, respectively.  An instantaneous 100 basis point decrease in interest rates produced a decline in net portfolio value of 12.8% at December 31, 2014, compared to a decline of 2.5% at December 31, 2013.  At December 31, 2014 and 2013, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

The following table summarizes the effect that various rate shifts would have on net portfolio value at December 31, 2014 and 2013:

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2014	2013
+200 basis points	10.1%	4.2%
+100 basis points	6.2%	2.4%
-100 basis points	-12.8%	-2.5%

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

At December 31, 2014, the MSR fair value was approximately $64.4 million, compared to $67.8 million at December 31, 2013.  The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2014, would be a decline in fair value of approximately $2.4 million and $2.0 million, respectively, compared to a decline in fair value of approximately $2.2 million and $2.4 million, respectively, at December 31, 2013.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control –Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi
March 2, 2015

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands except share data)

	December 31,
	2014	2013
Assets
Cash and due from banks (noninterest-bearing)	$315,973	$345,761
Federal funds sold and securities purchased under reverse repurchase agreements	1,885	7,253
Securities available for sale (at fair value)	2,374,567	2,194,154
Securities held to maturity (fair value: $1,182,846-2014; $1,150,833-2013)	1,170,685	1,168,728
Loans held for sale (LHFS) (2014 includes $91,182 measured at fair value)	132,196	149,169
Loans held for investment (LHFI)	6,449,469	5,798,881
Less allowance for loan losses, LHFI	69,616	66,448
Net LHFI	6,379,853	5,732,433
Acquired Loans:
Noncovered loans	525,783	769,990
Covered loans	23,626	34,216
Less allowance for loan losses, acquired loans	12,059	9,636
Net acquired loans	537,350	794,570
Net LHFI and acquired loans	6,917,203	6,527,003
Premises and equipment, net	200,781	207,283
Mortgage servicing rights	64,358	67,834
Goodwill	365,500	372,851
Identifiable intangible assets	33,234	41,990
Other real estate, excluding covered other real estate	92,509	106,539
Covered other real estate	6,060	5,108
FDIC indemnification asset	6,997	14,347
Other assets	568,685	582,363
Total Assets	$12,250,633	$11,790,383

Liabilities
Deposits:
Noninterest-bearing	$2,748,635	$2,663,503
Interest-bearing	6,949,723	7,196,399
Total deposits	9,698,358	9,859,902
Federal funds purchased and securities sold under repurchase agreements	443,543	251,587
Short-term borrowings	425,077	66,385
Long-term FHLB advances	1,253	8,458
Subordinated notes	49,936	49,904
Junior subordinated debt securities	61,856	61,856
Other liabilities	150,670	137,338
Total Liabilities	10,830,693	10,435,430

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 67,481,992 shares - 2014; 67,372,980 shares - 2013	14,060	14,038
Capital surplus	356,244	349,680
Retained earnings	1,092,120	1,034,966
Accumulated other comprehensive loss, net of tax	(42,484)	(43,731)
Total Shareholders' Equity	1,419,940	1,354,953
Total Liabilities and Shareholders' Equity	$12,250,633	$11,790,383

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest Income
Interest and fees on LHFS & LHFI	$263,582	$258,550	$279,796
Interest and fees on acquired loans	76,736	76,336	18,122
Interest on securities:
Taxable	80,148	72,818	66,950
Tax exempt	4,869	5,145	5,423
Interest on federal funds sold and securities purchased under reverse repurchase agreements	23	31	26
Other interest income	1,524	1,466	1,342
Total Interest Income	426,882	414,346	371,659
Interest Expense
Interest on deposits	15,323	19,718	24,604
Interest on federal funds purchased and securities sold under repurchase agreements	550	379	588
Other interest expense	5,673	5,762	5,477
Total Interest Expense	21,546	25,859	30,669
Net Interest Income	405,336	388,487	340,990
Provision for loan losses, LHFI	1,211	(13,421)	6,766
Provision for loan losses, acquired loans	6,171	6,039	5,528
Net Interest Income After Provision for Loan Losses	397,954	395,869	328,696
Noninterest Income
Service charges on deposit accounts	48,671	51,576	50,351
Bank card and other fees	32,966	35,961	30,445
Mortgage banking, net	24,780	33,504	40,960
Insurance commissions	33,468	30,826	28,205
Wealth management	32,343	29,480	23,056
Other, net	614	(7,973)	1,113
Securities gains, net	300	485	1,059
Total Noninterest Income	173,142	173,859	175,189
Noninterest Expense
Salaries and employee benefits	226,694	221,727	190,519
Services and fees	56,598	53,904	46,751
Net occupancy - premises	26,468	25,961	20,267
Equipment expense	23,860	24,538	20,478
ORE/Foreclosure expense	11,321	15,039	11,165
FDIC assessment expense	10,197	9,001	6,502
Other expense	53,867	65,561	48,820
Total Noninterest Expense	409,005	415,731	344,502
Income Before Income Taxes	162,091	153,997	159,383
Income taxes	38,529	36,937	42,100
Net Income	$123,562	$117,060	$117,283

Earnings Per Share
Basic	$1.83	$1.75	$1.81
Diluted	$1.83	$1.75	$1.81

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)

	Years Ended December 31,
	2014	2013	2012

Net income per consolidated statements of income	$123,562	$117,060	$117,283
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities and transferred securities:
Unrealized holding gains (losses) arising during the period	10,933	(41,456)	60
Less: adjustment for net gains realized in net income	(185)	(299)	(654)
Change in net unrealized holding losses on securities transferred to held to maturity	3,711	(28,642)	-
Pension and other postretirement benefit plans:
Net change in prior service costs	154	155	32
Recognized net loss due to BancTrust termination	837	-
Recognized net loss due to lump sum settlements	559	1,374	-
Recognized net actuarial (loss) gain	(13,374)	20,218	836
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	(1,387)	1,524	-
Less: adjustment for loss realized in net income	(1)	-	-
Other comprehensive income (loss), net of tax	1,247	(47,126)	274
Comprehensive income	$124,809	$69,934	$117,557

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands except per share data)

	Common Stock				Accumulated Other Comprehensive
	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Income (Loss)	Total
Balance, January 1, 2012	64,142,498	13,364	266,026	932,526	3,121	1,215,037
Net income per consolidated statements of income	-	-	-	117,283	-	117,283
Other comprehensive income	-	-	-	-	274	274
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(59,961)	-	(59,961)
Common stock issued, long-term incentive plan	167,715	36	4,012	(5,285)	-	(1,237)
Common stock issued, business combination	510,201	106	11,894	-	-	12,000
Compensation expense, long-term incentive plan	-	-	3,973	-	-	3,973
Balance, December 31, 2012	64,820,414	13,506	285,905	984,563	3,395	1,287,369
Net income per consolidated statements of income	-	-	-	117,060	-	117,060
Other comprehensive loss	-	-	-	-	(47,126)	(47,126)
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(62,276)	-	(62,276)
Common stock issued, long-term incentive plan	307,696	64	7,149	(4,381)	-	2,832
Common stock issued, business combination	2,244,870	468	53,027	-	-	53,495
Compensation expense, long-term incentive plan	-	-	3,599	-	-	3,599
Balance, December 31, 2013	67,372,980	14,038	349,680	1,034,966	(43,731)	1,354,953
Net income per consolidated statements of income	-	-	-	123,562	-	123,562
Other comprehensive income	-	-	-	-	1,247	1,247
Cash dividends paid on common stock ($0.92 per share)	-	-	-	(62,474)	-	(62,474)
Common stock issued, long-term incentive plan	109,012	22	2,412	(3,934)	-	(1,500)
Compensation expense, long-term incentive plan	-	-	4,152	-	-	4,152
Balance, December 31, 2014	67,481,992	$14,060	$356,244	$1,092,120	$(42,484)	$1,419,940

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands)	Years Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$123,562	$117,060	$117,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	7,382	(7,382)	12,294
Depreciation and amortization	36,072	37,153	29,275
Net amortization of securities	7,701	6,427	7,008
Securities gains, net	(300)	(485)	(1,059)
Gains on sales of loans, net	(10,762)	(26,422)	(33,918)
Bargain purchase gain on acquisitions	-	-	(3,635)
Deferred income tax provision (benefit)	18,700	21,163	(8,452)
Proceeds from sales of loans held for sale	924,289	1,383,967	1,849,712
Purchases and originations of loans held for sale	(893,569)	(1,270,460)	(1,856,293)
Originations and sales of mortgage servicing rights, net	(12,293)	(18,481)	(23,253)
Increase in bank-owned life insurance	(4,728)	(1,446)	(423)
Net decrease (increase) in other assets	4,886	54,885	(15,241)
Net (decrease) increase in other liabilities	(6,010)	(2,319)	16,482
Other operating activities, net	16,337	7,523	22,497
Net cash provided by operating activities	211,267	301,183	112,277

Investing Activities
Proceeds from calls and maturities of securities held to maturity	93,471	13,374	15,534
Proceeds from calls and maturities of securities available for sale	405,186	766,858	917,316
Proceeds from sales of securities available for sale	56,814	227,930	34,826
Purchases of securities held to maturity	(90,114)	(35,045)	-
Purchases of securities available for sale	(631,713)	(1,227,860)	(1,122,480)
Purchase of bank-owned life insurance	-	(100,000)	-
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	5,368	(207)	2,212
Net (increase) decrease in loans	(437,240)	18,266	250,508
Purchases of premises and equipment	(12,389)	(15,989)	(17,172)
Proceeds from sales of premises and equipment	4,641	4,168	4
Proceeds from sales of other real estate	48,119	46,267	34,992
Investments in tax credit and other partnerships	(5,435)	(45,766)	(20,152)
Distributions received for investments in tax credit and other partnerships	7,037	-	-
Net cash received in business combination	-	89,037	78,151
Net cash (used in) provided by investing activities	(556,255)	(258,967)	173,739

Financing Activities
Net (decrease) increase in deposits	(161,544)	223,131	121,358
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	191,956	(37,242)	(315,671)
Net increase (decrease) in short-term borrowings	348,920	(20,858)	(1,641)
Payments on long-term FHLB advances	(156)	(531)	-
Redemption of junior subordinated debt securities	-	(33,000)	-
Common stock dividends	(62,474)	(62,276)	(59,961)
Common stock issued-net, long-term incentive plan	(1,307)	3,640	(1,318)
Excess tax (expense) benefit from stock-based compensation arrangements	(195)	(808)	81
Net cash provided by (used in) financing activities	315,200	72,056	(257,152)

(Decrease) Increase in cash and cash equivalents	(29,788)	114,272	28,864
Cash and cash equivalents at beginning of year	345,761	231,489	202,625
Cash and cash equivalents at end of year	$315,973	$345,761	$231,489

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 205 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2015 actual conditions could vary from those anticipated, which could affect Trustmark’s results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from acquired loans and the Federal Deposit Insurance Corporation (FDIC) indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

Securities

Securities are classified as either held to maturity, available for sale or trading.  Securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and the ability to hold them until maturity.  Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income (loss), net of tax.  Securities available for sale are used as part of Trustmark’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment rates and other factors.  Management determines the appropriate classification of securities at the time of purchase.  Trustmark currently has no securities classified as trading.

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

Securities transferred from the available for sale category to the held to maturity category are recorded at fair value at the date of transfer.  Unrealized holding gains or losses associated with the transfer of securities from available for sale to held to maturity are included in the balance of accumulated other comprehensive loss in the consolidated balance sheets.  These unrealized holding gains or losses are amortized over the remaining life of the security as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

Trustmark reviews securities for impairment quarterly.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized as a component of other comprehensive income (loss), net of tax. In estimating other-than-temporary impairment losses, Management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and Trustmark’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale (LHFS)

Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Division are considered to be held for sale.  In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Mortgage LHFS in the secondary market that are hedged using fair value hedges are carried at estimated fair value on an aggregate basis.  Substantially, all mortgage LHFS are hedged.  These loans are primarily first-lien mortgage loans originated or purchased by Trustmark.  Deferred loan fees and costs are reflected in the basis of LHFS and, as such, impact the resulting gain or loss when loans are sold.  Adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are recorded in noninterest income in mortgage banking, net.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as LHFS, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as LHFS with the offsetting liability being reported as short-term borrowings.

During the quarter ended December 31, 2014, Trustmark elected to measure all mortgage loans purchased or originated which are held for sale under the fair value option permitted by FASB ASC Topic 825, “Financial Instruments.”  The fair value option election applies to mortgage LHFS purchased or originated by Trustmark on or after October 1, 2014.  The fair value option election does not apply to GNMA optional repurchase loans.  Trustmark elected the fair value option for its mortgage LHFS in order to report these loans at fair value without having to apply hedge accounting provisions.

As a result of this election, Trustmark unrealized gains and losses resulting from changes in the fair value of the mortgage LHFS are reported as noninterest income in mortgage banking, net.  Prior to this election, Trustmark deferred the upfront loan fees and costs related to the mortgage LHFS.  In general, the mortgage LHFS are only retained on Trustmark’s balance sheet for 30 to 45 days before they are pooled and sold in the secondary market.  The difference between deferring these loan fees and costs until the loans are sold and recognizing them in earnings as incurred as required by FASB ASC Topic 825-10 is considered immaterial.  Therefore, Trustmark has chosen to continue to defer the upfront loan fees and costs.  There was no impact to Trustmark’s consolidated financial statements on the date of the election.

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

Trustmark has established acceptable ranges or limits for specific types of credit.  Within these categories, the overall risk of individual credits is controlled through maximum advance rates and repayment periods and minimum debt service coverage ratios as defined in policy as well as continuous monitoring of these measures throughout the life of the loan.  These policy directives are periodically reviewed to ensure that they continue to reflect underwriting considerations deemed essential to maintaining a sound loan portfolio.  It is recognized that not all extensions of credit will fully comply with policy limitations.  Accordingly, such exceptions to loan policy must be justified by other mitigating features of the loan and must receive proper approval as designated in the loan policy.

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

A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  If a LHFI is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All classes of commercial LHFI of $500,000 or more, which are classified as nonaccrual, are identified for impairment analysis (specifically evaluated impaired LHFI).  Consistent with the policy for nonaccrual LHFI, interest payments on impaired LHFI are applied to principal.  Impaired LHFI, or portions thereof, are charged off when deemed uncollectible.

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

Allowance for Loan Losses, LHFI

The allowance for loan losses, LHFI is established through provisions for estimated loan losses charged against net income.  The allowance account is maintained at a level which is believed to be adequate by Management based on estimated probable losses within the LHFI portfolio.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.  Some of the factors considered, such as amounts and timing of future cash flows expected to be received, may be susceptible to significant change.

Trustmark's allowance methodology is based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," as well as other regulatory guidance.  The allowance for loan losses, LHFI consists of three components: (i) a historical valuation allowance determined in accordance with FASB ASC Topic 450, "Contingencies," based on historical loan loss experience for LHFI with similar characteristics and trends, (ii) a specific valuation allowance determined in accordance with FASB ASC Topic 310 "Receivables," based on probable losses on specific LHFI and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions and judgments as described below.

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of LHFI contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial LHFI for working capital purposes and non-working capital purposes, commercial real estate LHFI (which are further segregated into construction, land, lots and development, owner-occupied and non-owner occupied categories), 1-4 family LHFI and other consumer LHFI.  Within these pools, LHFI are further segregated based on Trustmark's internal credit risk rating process that evaluates, among other things: the obligor's ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness, and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each grade within loan groups based upon degree of risk.

The historical net loss percentages are calculated using a 12 quarter look-back period, which is the period that best reflects losses inherent in the current loan portfolio. The look-back period sufficiently captures the volatility in net charge-off rates from quarter to quarter and affects the qualitative adjustments that are required to capture the differences in conditions between the current period and those that were prevailing during the look-back period.

The loss emergence period refers to the period of time between the events that trigger a loss and charge-off of that loss. Losses are usually not immediately known and determining the loss event can be difficult. It takes time for the borrower and extent of loss to be identified and determined. Management may not be aware that the loss event has occurred until the borrower exhibits the inability to pay or other evidence of credit deterioration. Based upon its analysis, Trustmark has determined that a one year loss emergence period is appropriate.

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

Other factors included in the qualitative risk valuation allowance include consideration of: commercial loan facility risk that embodies the nature, frequency and duration of the repayment structure as it pertains to the actual source of loan repayment, commercial nonaccrual loans under $500 thousand which are below the threshold to perform an impairment analysis, and independent consumer credit bureau scores that are monitored to identify shifts in risk that are represented in the retail portfolio.  These factors are also evaluated on a quarterly basis with the exception of the commercial nonaccrual loans under $500 thousand which are evaluated monthly.

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting.  The acquired loans are recorded at their estimated fair values at the time of acquisition.  The fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

Trustmark accounts for acquired impaired loans under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Topic 310-30 are referred to as “acquired impaired loans.”  Revolving credit agreements, such as home equity lines, and commercial leases are excluded from acquired impaired loan accounting requirements.

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Under the effective yield method, the accretable yield is recorded as an accretion of interest income over the life of the loan at the market interest rate.

Trustmark aggregates certain acquired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired loans, loans are first categorized by similar purpose, collateral and geographic region.  Within each category, loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by Trustmark.  For consumer loans, the risk determinants include delinquency, delinquency history and FICO scores.  Statistical comparison of the pools reflect that each pool is comprised of loans generally of similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of Trustmark's expected cash flows from the loans.  An acquired loan is removed from a pool of loans only if the loan is sold, foreclosed, payment is received in full satisfaction of the loan or the loan is fully charged off.  The acquired loan is removed from the pool at the carrying value.  If an individual acquired loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized as a gain or loss immediately in interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired loans are not pooled and are accounted for individually.  Such loans are withheld from pools due to the inherent uncertainty of the timing and amount of their cash flows or because they are not a suitable similar constituent to the established pools.

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

The FDIC indemnification asset is reduced as expected losses on covered loans and covered other real estate decline or as loss-share claims are submitted to the FDIC.  The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in the cash flows of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in the cash flows of the covered loans and covered other real estate below those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Write-downs of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual FDIC agreement period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  All other valuation changes of the FDIC indemnification asset (i.e., pay-offs of acquired covered loans, sales of covered other real estate, and reductions of FDIC loss claims) are accounted for under the “collectibility method,” which recognized write-downs of the FDIC indemnification asset immediately in noninterest income.

Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to ten years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2014, 2013 or 2012.

Mortgage Servicing Rights (MSR)

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSR when loans are sold and the associated servicing rights are retained.  Trustmark has elected to account for MSR at fair value.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an existing other real estate specific reserve or to noninterest expense in ORE/Foreclosure expense if a reserve does not exist.  Costs of operating and maintaining the properties as well as gains or losses on their disposition are also included in ORE/Foreclosure expense as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Covered Other Real Estate

All other real estate acquired in a FDIC-assisted acquisition that is subject to a FDIC loss-share agreement is referred to as “covered other real estate” and reported separately in Trustmark’s consolidated balance sheets.  Covered other real estate is initially recorded at its estimated fair value on the acquisition date based on an independent appraisal less estimated selling costs.  Foreclosed covered loan collateral is transferred into covered other real estate at the collateral’s net realizable value.  Covered other real estate is reported exclusive of expected reimbursement cash flows from the FDIC.  Any subsequent valuation adjustments due to declines in fair value are charged to noninterest expense in ORE/Foreclosure expense and are mostly offset by other noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount.  Any recoveries of previous valuation adjustments are credited to ORE/Foreclosure expense with a corresponding charge to other noninterest income for the portion of the recovery that is due to the FDIC.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) of Atlanta Stock

Securities with limited marketability, such as stock in the FRB of Atlanta and the FHLB, are carried at cost.  Trustmark’s investment in member bank stock is included in other assets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  At December 31, 2014 and 2013, Trustmark’s investment in member bank stock totaled $44.1 million and $28.4 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2014, 2013 and 2012.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized throughout the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2014 or 2013.

Wealth Management

Assets under administration held by Trustmark in a fiduciary or agency capacity for customers are not included in the Trustmark’s consolidated balance sheets.  Investment management and trust fee income is recorded on a cash basis, which because of the regularity of the billing cycles, approximates the accrual method, in accordance with industry practice.

Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income and other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income.  Trustmark’s derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The ineffective portion of changes in the fair value of the forward contracts and changes in the fair value of the loans designated as LHFS was recorded in noninterest income in mortgage banking, net.  On October 1, 2014, Trustmark elected to account for its mortgage LHFS purchased or originated on or after the election date under the fair value option with unrealized gains and losses reported in noninterest income in mortgage banking, net.  As a result of this election, the forward sales contracts no longer qualify as derivative instruments designated as fair value hedges under FASB ASC Topic 815.  Subsequent to the election, changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  See Note 1 – Significant Accounting Policies, “Loans Held for Sale (LHFS)” for information regarding the fair value option election.

During 2013, Trustmark entered into a forward interest rate swap contract on its junior subordinated debentures, with the objective of protecting the quarterly interest payments from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate for the five-year period beginning December 31, 2014 and ending December 31, 2019.  This derivative instrument was designated as a cash flow hedge under FASB ASC Topic 815.  Any accumulated net after-tax gains related to effective cash flow hedge are included in accumulated other comprehensive loss.  Any ineffective portion of the interest rate swap is reclassified from accumulated other comprehensive loss to noninterest expense in the consolidated statements of income for the relevant periods.  Beginning December 31, 2014, the effective date of the interest rate swap, amounts reported in accumulated other comprehensive loss related to this derivative will be reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Income taxes paid	$13,710	$14,520	$57,834
Interest expense paid on deposits and borrowings	22,268	25,715	31,496
Noncash transfers from loans to foreclosed properties (1)	39,778	41,042	37,635
Transfer of long-term FHLB advances to short-term	6,644	-	-
Assets acquired in business combination	-	1,845,543	234,960
Liabilities assumed in business combination	-	1,821,066	209,322

(1)	Includes transfers from covered loans to foreclosed properties.

During the first quarter of 2014, Trustmark identified an error in its Consolidated Statements of Cash Flows for the year ended December 31, 2013.  Trustmark incorrectly reported its investment in bank-owned life insurance during the third quarter of 2013 as an operating activity instead of as an investing activity.  During the third quarter of 2014, Trustmark identified an error in its Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012.  Trustmark incorrectly reported its investments in tax credit and other partnerships as an operating activity instead of as an investing activity.  The errors occurred in the reported Consolidated Statements of Cash Flows and had no impact on the cash and cash equivalents at the end of the period within the Consolidated Statements of Cash Flows for the affected, or any prior or subsequent, periods.  The errors did not affect any reported amounts in any other component of Trustmark’s consolidated financial statements for the affected, or any prior or subsequent, periods.  Trustmark has evaluated the impact of the errors in accordance with FASB ASC Topic 250-10, “Accounting Changes and Error Corrections,” and deemed these changes immaterial to its consolidated financial statements taken as a whole and no restatement of Trustmark’s previously filed consolidated financial statements was required.  In addition, Management has identified the cause of the errors and taken steps to prevent a future reoccurrence.

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

Per Share Data

Trustmark accounts for per share data in accordance with FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  Trustmark has determined that its outstanding unvested stock awards and deferred stock units are not participating securities.  Based on this determination, no change has been made to Trustmark’s current computation for basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012
Basic shares	67,434	66,897	64,659
Dilutive shares	160	176	192
Diluted shares	67,594	67,073	64,851

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2014	2013	2012

Weighted-average antidilutive stock awards	32	333	653

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in August 2014, ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  ASU 2014-14 also provides that upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance (principal and interest) expected to be recovered under the guarantee.  The amendments of ASU 2014-14 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-14.  The adoption of ASU 2014-14 is not expected to have a material impact to Trustmark’s consolidated financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” Issued in June 2014, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and for repurchase financing arrangements requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  ASU 2014-11 also requires disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  ASU 2014-11 requires interim and annual disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which include a disaggregation of the gross obligation by class of collateral pledged; the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed.  The accounting changes and disclosure requirements for certain transactions accounted for as a sale in ASU 2014-11 are effective for interim and annual periods beginning after December 15, 2014.  The disclosures for transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.  Trustmark currently accounts for its repurchase agreements as secured borrowings; therefore, the adoption of ASU 2014-11 will be a change in presentation only for the newly required disclosures and will not have a material impact to Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact to Trustmark’s consolidated financial statements.

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04.  For Trustmark, the adoption of ASU 2014-04 will result in a change in presentation only for the newly required disclosures and is not expected to have a material impact to Trustmark’s consolidated financial statements.

ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).”  Issued in January 2014, ASU 2014-01 permits reporting entities that invest in qualified affordable housing projects to elect to account for those investments using the “proportional amortization method” if certain conditions are met.  Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The decision to apply the proportional amortization method of accounting is an accounting policy decision and should be applied consistently to all qualifying affordable housing project investments.  ASU 2014-01 should be applied retrospectively to all periods presented and is effective for annual and interim reporting periods beginning after December 15, 2014.  Trustmark currently accounts for its tax credit investments utilizing the equity method of accounting and does not have a significant amount of investments in qualified affordable housing projects that qualify for the low income housing tax credit.  At this time, Trustmark does not intend to elect the proportional amortization method of accounting for its investments in low income housing tax credits; however, management will review any future investments in qualified affordable housing projects to determine if the investments meet the conditions required for using the proportional amortization method of accounting and make a decision regarding the accounting policy.  The adoption of ASU 2014-01 is not expected to have a material impact to Trustmark’s consolidated financial statements.

ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).”  Issued in July 2013, ASU 2013-11 provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception.  The exception states that to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 applies prospectively for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists at the reporting date.  ASU 2013-11 became effective for Trustmark’s financial statements on January 1, 2014, and the adoption did not have a material impact to Trustmark’s consolidated financial statements.

Note 2 – Business Combinations

Somerville Bank & Trust Company

Immediately following the close of business on December 31, 2013, Trustmark National Bank (TNB), a subsidiary of Trustmark, completed its merger with Somerville Bank & Trust Company (Somerville), also a subsidiary of Trustmark, with TNB as the surviving entity in the merger.  Somerville, headquartered in Somerville, Tennessee, provided banking services in the eastern Memphis metropolitan statistical area through five offices.  At December 31, 2013, Somerville had total assets of $219.6 million.  TNB and Somerville were both wholly owned subsidiaries of Trustmark; as such, the merger represented a business reorganization between affiliates under common control.

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

BancTrust Financial Group, Inc.

On February 15, 2013, Trustmark completed its merger with BancTrust Financial Group, Inc. (BancTrust), a 26-year-old bank holding company headquartered in Mobile, Alabama.  In accordance with the terms of the definitive agreement, the holders of BancTrust common stock received 0.125 of a share of Trustmark common stock for each share of BancTrust common stock in a tax-free exchange.  Trustmark issued approximately 2.24 million shares of its common stock for all issued and outstanding shares of BancTrust common stock.  The total value of the 2.24 million shares of Trustmark common stock issued to the BancTrust shareholders on the merger date was approximately $53.5 million, based on a closing stock price of $23.83 per share of Trustmark common stock on February 15, 2013.  At closing, Trustmark repurchased the $50.0 million of BancTrust preferred stock and associated warrant issued to the U.S. Department of Treasury under the Capital Purchase Program for approximately $52.6 million.

The merger with BancTrust was consistent with Trustmark’s strategic plan to selectively expand the Trustmark franchise.  The merger provided Trustmark entry into more than 15 markets in Alabama and enhanced the Trustmark franchise in the Florida Panhandle.

This merger was accounted for under the acquisition method in accordance with FASB ASC Topic 805.  Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date.

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

The statement of assets purchased and liabilities assumed in the BancTrust merger is presented below at their adjusted estimated fair values as of the merger date of February 15, 2013 ($ in thousands):

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

Bay Bank & Trust Company

On March 16, 2012, Trustmark completed its merger with Bay Bank & Trust Co. (Bay Bank), a 76-year old financial institution headquartered in Panama City, Florida.  Trustmark acquired all outstanding common stock of Bay Bank for approximately $22 million in cash and stock, comprised of $10 million in cash and the issuance of approximately 510 thousand shares of Trustmark common stock valued at $12 million.  This merger was accounted for under the acquisition method in accordance with FASB ASC Topic 805.  Accordingly, the assets and liabilities, both tangible and intangible, are recorded at their estimated fair values as of the merger date.  The purchase price allocation was finalized in the second quarter of 2012.

The statement of assets purchased and liabilities assumed in the Bay Bank merger is presented below at their estimated fair values as of the merger date of March 16, 2012 ($ in thousands):

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

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale, time deposits (included in deposits above) and FHLB advances (shown as other borrowings above).  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets and other real estate.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the FRB of Atlanta based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2014 and 2013 were $75.6 million and $57.6 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2014 and 2013 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Treasury securities	$100	$-	$-	$100	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	79,788	694	(826)	79,656	-	-	-	-
Issued by U.S. Government sponsored agencies	32,725	170	(77)	32,818	100,971	2,631	-	103,602
Obligations of states and political subdivisions	157,001	5,325	(68)	162,258	63,505	3,398	-	66,903
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,897	544	(14)	12,427	19,115	466	(16)	19,565
Issued by FNMA and FHLMC	199,599	4,842	-	204,441	11,437	471	-	11,908
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,655,733	16,664	(10,564)	1,661,833	834,176	6,440	(1,916)	838,700
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	184,394	4,968	(28)	189,334	141,481	1,750	(1,063)	142,168
Asset-backed securities and structured financial products	30,776	924	-	31,700	-	-	-	-
Total	$2,352,013	$34,131	$(11,577)	$2,374,567	$1,170,685	$15,156	$(2,995)	$1,182,846

December 31, 2013
U.S. Treasury securities	$501	$1	$-	$502	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	129,653	1,125	(1,485)	129,293	-	-	-	-
Issued by U.S. Government sponsored agencies	40,681	19	(521)	40,179	100,159	-	(1,580)	98,579
Obligations of states and political subdivisions	165,810	6,243	(315)	171,738	65,987	2,806	(281)	68,512
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,099	459	(84)	14,474	9,433	142	(72)	9,503
Issued by FNMA and FHLMC	239,880	3,147	(1,909)	241,118	12,724	30	(162)	12,592
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,300,375	12,459	(22,093)	1,290,741	837,393	-	(15,072)	822,321
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	235,317	7,278	(423)	242,172	143,032	85	(3,791)	139,326
Asset-backed securities and structured financial products	62,689	1,248	-	63,937	-	-	-	-
Total	$2,189,005	$31,979	$(26,830)	$2,194,154	$1,168,728	$3,063	$(20,958)	$1,150,833

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2014, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $40.4 million ($24.9 million, net of tax).

During the fourth quarter of 2013, Trustmark sold $135.6 million of Collateralized Loan Obligations (CLO) securities generating a net gain of $1.3 million. These securities were identified as available for sale and had been carried in the asset-backed securities and structured financial products line item in the table shown above.  During the first quarter of 2014, Trustmark sold its remaining $25.9 million of CLO securities generating a net gain of $389 thousand.

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment at December 31, 2014 and 2013 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$19,220	$(115)	$32,656	$(711)	$51,876	$(826)
Issued by U.S. Government sponsored agencies	9,948	(52)	9,956	(25)	19,904	(77)
Obligations of states and political subdivisions	8,431	(22)	3,800	(46)	12,231	(68)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,199	(22)	647	(8)	7,846	(30)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	537,033	(2,449)	395,342	(10,031)	932,375	(12,480)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	9,134	(3)	79,829	(1,088)	88,963	(1,091)
Total	$590,965	$(2,663)	$522,230	$(11,909)	$1,113,195	$(14,572)

December 31, 2013
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,908	$(1,485)	$-	$-	$68,908	$(1,485)
Issued by U.S. Government sponsored agencies	138,478	(2,101)	-	-	138,478	(2,101)
Obligations of states and political subdivisions	55,963	(586)	796	(10)	56,759	(596)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	14,732	(155)	161	(1)	14,893	(156)
Issued by FNMA and FHLMC	118,466	(2,071)	-	-	118,466	(2,071)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,534,381	(36,750)	23,458	(415)	1,557,839	(37,165)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	177,412	(4,214)	-	-	177,412	(4,214)
Total	$2,108,340	$(47,362)	$24,415	$(426)	$2,132,755	$(47,788)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2014. There were no other-than-temporary impairments for the years ended December 31, 2014, 2013 and 2012.

Security Gains and Losses

For the periods presented, gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2014	2013	2012
Proceeds from calls and sales of securities	$56,815	$224,853	$38,364
Gross realized gains	456	1,680	1,052
Gross realized losses	(156)	(1,195)	(2)

Held to Maturity
Proceeds from calls of securities	$-	$-	$335
Gross realized gains	-	-	9

Securities Pledged

Securities with a carrying value of $2.457 billion and $2.475 billion at December 31, 2014 and 2013, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  Of the amount pledged at December 31, 2014, $6.0 million was pledged to the FRB of Atlanta under the Federal Reserve Discount Window program to provide additional contingency funding capacity.  At year-end, these securities were not required to collateralize any borrowings from the FRB of Atlanta.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2014, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$18,088	$18,236	$2,496	$2,513
Due after one year through five years	137,976	142,016	11,693	12,298
Due after five years through ten years	61,738	63,811	137,991	142,604
Due after ten years	82,588	82,469	12,296	13,090
	300,390	306,532	164,476	170,505
Mortgage-backed securities	2,051,623	2,068,035	1,006,209	1,012,341
Total	$2,352,013	$2,374,567	$1,170,685	$1,182,846

Note 5 – LHFI and Allowance for Loan Losses, LHFI

At December 31, 2014 and 2013, LHFI consisted of the following ($ in thousands):

	2014	2013
Loans secured by real estate:
Construction, land development and other land	$619,877	$596,889
Secured by 1-4 family residential properties	1,634,397	1,485,564
Secured by nonfarm, nonresidential properties	1,553,193	1,415,139
Other	253,787	189,362
Commercial and industrial loans	1,270,350	1,157,614
Consumer loans	167,964	165,308
Other loans	949,901	789,005
LHFI	6,449,469	5,798,881
Less allowance for loan losses, LHFI	69,616	66,448
Net LHFI	$6,379,853	$5,732,433

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2014, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Related Party Loans

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2014 and 2013, total loans to these borrowers were $95.2 million and $89.0 million, respectively.  During 2014, $643.1 million of new loan advances were made, while repayments were $636.5 million.  In addition, decreases in loans due to changes in executive officers and directors totaled $372 thousand.

Nonaccrual/Impaired LHFI

At December 31, 2014 and December 31, 2013, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $79.3 million and $65.2 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the years in the three-year period ended December 31, 2014.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At December 31, 2014 and December 31, 2013, specifically evaluated impaired LHFI totaled $47.1 million and $31.6 million, respectively.  These specifically evaluated impaired LHFI had a related allowance of $11.3 million and $2.2 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired the full difference between the carrying amount of the loan and the most likely estimate of the collateral’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $137 thousand, $2.5 million and $13.1 million for 2014, 2013 and 2012, respectively.  Provision expense on specifically evaluated impaired LHFI totaled $3.5 million for 2014, compared to provision recapture of $2.9 million for 2013 and provision expense of $1.1 million for 2012.

Fair value estimates for specifically evaluated impaired LHFI are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

At December 31, 2014 and December 31, 2013, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $32.2 million and $33.7 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $1.5 million and $3.0 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$13,867	$606,010	$619,877
Secured by 1-4 family residential properties	25,621	1,608,776	1,634,397
Secured by nonfarm, nonresidential properties	25,717	1,527,476	1,553,193
Other	1,318	252,469	253,787
Commercial and industrial loans	12,104	1,258,246	1,270,350
Consumer loans	88	167,876	167,964
Other loans	628	949,273	949,901
Total	$79,343	$6,370,126	$6,449,469

	December 31, 2013
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$13,327	$583,562	$596,889
Secured by 1-4 family residential properties	21,603	1,463,961	1,485,564
Secured by nonfarm, nonresidential properties	21,809	1,393,330	1,415,139
Other	1,327	188,035	189,362
Commercial and industrial loans	6,286	1,151,328	1,157,614
Consumer loans	151	165,157	165,308
Other loans	735	788,270	789,005
Total	$65,238	$5,733,643	$5,798,881

At December 31, 2014 and 2013, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	December 31, 2014
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$20,849	$7,411	$6,456	$13,867	$2,767	$13,597
Secured by 1-4 family residential properties	31,151	1,650	23,971	25,621	450	23,612
Secured by nonfarm, nonresidential properties	27,969	12,868	12,849	25,717	2,787	23,763
Other	1,594	-	1,318	1,318	52	1,322
Commercial and industrial loans	13,916	1,206	10,898	12,104	6,449	9,195
Consumer loans	152	-	88	88	-	120
Other loans	734	-	628	628	259	682
Total	$96,365	$23,135	$56,208	$79,343	$12,764	$72,291

	December 31, 2013
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$24,350	$9,817	$3,510	$13,327	$989	$20,216
Secured by 1-4 family residential properties	26,541	3,095	18,508	21,603	191	24,359
Secured by nonfarm, nonresidential properties	24,879	10,225	11,584	21,809	2,307	20,049
Other	1,375	-	1,327	1,327	122	2,641
Commercial and industrial loans	8,702	2,506	3,780	6,286	1,253	5,513
Consumer loans	286	-	151	151	2	255
Other loans	849	-	735	735	317	767
Total	$86,982	$25,643	$39,595	$65,238	$5,181	$73,800

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

At December 31, 2014, 2013 and 2012, LHFI classified as TDRs totaled $11.3 million, $14.8 million and $24.3 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $7.4 million, $11.1 million and $21.6 million, respectively.  The remaining TDRs at December 31, 2014, 2013 and 2012 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.7 million at December 31, 2014, $1.6 million at December 31, 2013 and $4.3 million at December 31, 2012.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $75 thousand, $816 thousand and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table illustrates the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the years ended December 31, 2014, 2013 and 2012  ($ in thousands):

	Year Ended December 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	17	$1,248	$1,234

	Year Ended December 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	10	$498	$441
Loans secured by nonfarm, nonresidential properties	1	952	952
Commercial and industrial loans	2	944	937
Other loans	1	2,490	2,490
Total	14	$4,884	$4,820

	Year Ended December 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	12	$4,092	$4,092
Loans secured by 1-4 family residential properties	48	5,399	5,383
Loans secured by nonfarm, nonresidential properties	2	1,210	1,210
Other loans secured by real estate	1	199	199
Commercial and industrial loans	1	148	-
Total	64	$11,048	$10,884

	Years Ended December 31,
	2014		2013		2012
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	-	$-	-	$-	7	$1,881
Loans secured by 1-4 family residential properties	1	103	5	345	16	1,469
Loans secured by nonfarm, nonresidential properties	-	-	-	-	1	862
Total	1	$103	5	$345	24	$4,212

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

The following tables detail LHFI classified as TDRs by loan type at December 31, 2014, 2013 and 2012 ($ in thousands):

	December 31, 2014
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$3,665	$3,665
Loans secured by 1-4 family residential properties	1,385	3,733	5,118
Loans secured by nonfarm, nonresidential properties	-	1,854	1,854
Other loans secured by real estate	-	149	149
Commercial and industrial loans	-	509	509
Total TDRs by type	$1,385	$9,910	$11,295

	December 31, 2013
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$6,247	$6,247
Loans secured by 1-4 family residential properties	1,320	4,201	5,521
Loans secured by nonfarm, nonresidential properties	-	2,292	2,292
Other loans secured by real estate	-	167	167
Commercial and industrial loans	-	549	549
Total TDRs by type	$1,320	$13,456	$14,776

	December 31, 2012
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$233	$12,073	$12,306
Loans secured by 1-4 family residential properties	1,280	5,908	7,188
Loans secured by nonfarm, nonresidential properties	-	4,582	4,582
Other loans secured by real estate	-	197	197
Total TDRs by type	$1,513	$22,760	$24,273

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to credit file completion and financial statement exceptions, underwriting, collateral documentation and compliance with law as shown below:

•	Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content, completeness and organization and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits. Also included is an evaluation of the systems/procedures used to insure compliance with policy such as financial statements, review memos and loan agreements.
•	Underwriting – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within requirements of bank loan policy. A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled. Total policy exceptions measure the level of underwriting and other policy exceptions within a loan portfolio.

•	Collateral Documentation – focuses on the adequacy of documentation to support the obligation, perfect Trustmark’s collateral position and protect collateral value. There are two parts to this measure:
✓	Collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired.
✓	90 days and over collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired and the exception has been identified in excess of 90 days.
•	Compliance with Law – focuses on underwriting, documentation, approval and reporting in compliance with banking laws and regulations. Primary emphasis is directed to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and Regulation O requirements.

Commercial Credits

Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to delineate the level of risk across the ten unique credit risk grades.  Credit risk grade definitions are as follows:

•	Risk Rate (RR) 1 through RR 6 – Grades one through six represent groups of loans that are not subject to adverse criticism as defined in regulatory guidance. Loans in these groups exhibit characteristics that represent low to moderate risk measured by using a variety of credit risk criteria such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan. In general, these loans are supported by properly margined collateral and guarantees of principal parties.
•	Other Assets Especially Mentioned (special mention) - (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating. This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.
•	Substandard (RR 8) – a loan that has at least one identified weakness that is well defined. This rating is for credits where the primary sources of repayment are not viable at the time of evaluation or where either the capital or collateral is not adequate to support the loan and the secondary means of repayment do not provide a sufficient level of support to offset the identified weakness. Loss potential exists in the aggregate amount of substandard loans but does not necessarily exist in individual loans.
•	Doubtful (RR 9) – a loan with an identified weakness that does not have a valid secondary source of repayment. Generally these credits have an impaired primary source of repayment and secondary sources are not sufficient to prevent a loss in the credit. The exact amount of the loss has not been determined at this time.
•	Loss (RR 10) – a loan or a portion of a loan that is deemed to be uncollectible.

By definition, credit risk grades special mention (RR 7), substandard (RR 8), doubtful (RR 9) and loss (RR 10) are criticized loans while substandard (RR 8), doubtful (RR 9) and loss (RR 10) are classified loans.  These definitions are standardized by all bank regulatory agencies and are generally equally applied to each individual lending institution.  The remaining credit risk grades are considered pass credits and are solely defined by Trustmark.

Each commercial loan is assigned a credit risk grade that is an indication for the likelihood of default and is not a direct indication of loss at default.  The loss at default aspect of the subject risk ratings is neither uniform across the nine primary commercial loan groups or constant between the geographic areas.  To account for the variance in the loss at default aspects of the risk rate system, the loss expectations for each risk rating is integrated into the allowance for loan loss methodology where the calculated loss at default is allotted for each individual risk rating with respect to the individual loan group and unique geographic area.  The loss at default aspect of the reserve methodology is calculated each quarter as a component of the overall reserve factor for each risk grade by loan group and geographic area.

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark’s Credit Quality Review Committee meets monthly and performs a review of all loans of $100 thousand or more that are either delinquent thirty days or more or on nonaccrual.  This review includes recommendations regarding risk ratings, accrual status, charge-offs and appropriate servicing officer as well as evaluation of problem credits for determination of TDRs.  Quarterly, the Credit Quality Review Committee reviews and modifies continuous action plans for all credits risk rated seven or worse for relationships of $100 thousand or more.  In addition, the Credit Quality Review Committee performs the following reviews on an annual basis:

•	Residential real estate developments - a development project analysis is performed on all projects regardless of size. Performance of the development is assessed through an evaluation of the number of lots remaining, payout ratios, and loan-to-value ratios. Results are stress tested as to absorption and price of lots. This analysis is reviewed by each senior credit officer for the respective market to determine the need for any risk rate or accrual status changes.
•	Non-owner occupied commercial real estate - a cash flow analysis is performed on all projects with an outstanding balance of $1.0 million or more. In addition, credits are stress tested for vacancies and rate sensitivity. Confirmation is obtained that guarantor financial statements are current, taxes have been paid and there are no other issues that need to be addressed. This analysis is reviewed by each senior credit officer in the respective market to determine the need for any risk rate or accrual status changes.

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

The table below illustrates the carrying amount of LHFI by credit quality indicator at December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014
	Commercial LHFI
	Pass – Categories 1-6	Special Mention - Category 7	Substandard – Category 8	Doubtful – Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$518,944	$479	$37,022	$196	$556,641
Secured by 1-4 family residential properties	125,203	1,652	7,483	213	134,551
Secured by nonfarm, nonresidential properties	1,462,226	8,431	81,661	-	1,552,318
Other	246,099	306	4,975	-	251,380
Commercial and industrial loans	1,239,247	4,245	26,133	719	1,270,344
Consumer loans	-	-	-	-	-
Other loans	928,251	7,550	6,779	564	943,144
	$4,519,970	$22,663	$164,053	$1,692	$4,708,378

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,897	$199	$59	$81	$63,236	$619,877
Secured by 1-4 family residential properties	1,465,355	10,429	2,367	21,695	1,499,846	1,634,397
Secured by nonfarm, nonresidential properties	875	-	-	-	875	1,553,193
Other	2,407	-	-	-	2,407	253,787
Commercial and industrial loans	-	5	1	-	6	1,270,350
Consumer loans	165,504	2,162	211	87	167,964	167,964
Other loans	6,757	-	-	-	6,757	949,901
	$1,703,795	$12,795	$2,638	$21,863	$1,741,091	$6,449,469

	December 31, 2013
	Commercial LHFI
	Pass – Categories 1-6	Special Mention - Category 7	Substandard – Category 8	Doubtful – Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$493,380	$4,383	$47,610	$318	$545,691
Secured by 1-4 family residential properties	119,640	479	7,839	110	128,068
Secured by nonfarm, nonresidential properties	1,313,470	12,620	87,203	399	1,413,692
Other	178,951	-	6,756	235	185,942
Commercial and industrial loans	1,099,429	18,771	37,209	2,187	1,157,596
Consumer loans	496	-	-	-	496
Other loans	777,395	60	4,126	669	782,250
	$3,982,761	$36,313	$190,743	$3,918	$4,213,735

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$50,850	$131	$-	$217	$51,198	$596,889
Secured by 1-4 family residential properties	1,327,624	8,937	2,996	17,939	1,357,496	1,485,564
Secured by nonfarm, nonresidential properties	1,439	8	-	-	1,447	1,415,139
Other	3,418	2	-	-	3,420	189,362
Commercial and industrial loans	13	5	-	-	18	1,157,614
Consumer loans	162,348	2,012	302	150	164,812	165,308
Other loans	6,755	-	-	-	6,755	789,005
	$1,552,447	$11,095	$3,298	$18,306	$1,585,146	$5,798,881

Past Due LHFI

LHFI past due 90 days or more totaled $2.8 million and $3.3 million at December 31, 2014 and 2013, respectively.  The following table provides an aging analysis of past due and nonaccrual LHFI by class at December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$17	$60	$325	$13,867	$605,685	$619,877
Secured by 1-4 family residential properties	8,424	2,428	2,367	13,219	25,621	1,595,557	1,634,397
Secured by nonfarm, nonresidential properties	1,960	34	-	1,994	25,717	1,525,482	1,553,193
Other	80	-	-	80	1,318	252,389	253,787
Commercial and industrial loans	2,491	306	126	2,923	12,104	1,255,323	1,270,350
Consumer loans	1,811	351	211	2,373	88	165,503	167,964
Other loans	132	9	-	141	628	949,132	949,901
Total	$15,146	$3,145	$2,764	$21,055	$79,343	$6,349,071	$6,449,469

(1) Past due 90 days or more but still accruing interest.

	December 31, 2013
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$656	$267	$-	$923	$13,327	$582,639	$596,889
Secured by 1-4 family residential properties	7,322	2,115	2,996	12,433	21,603	1,451,528	1,485,564
Secured by nonfarm, nonresidential properties	1,934	110	-	2,044	21,809	1,391,286	1,415,139
Other	2	3	-	5	1,327	188,030	189,362
Commercial and industrial loans	809	198	-	1,007	6,286	1,150,321	1,157,614
Consumer loans	1,866	146	302	2,314	151	162,843	165,308
Other loans	17	-	-	17	735	788,253	789,005
Total	$12,606	$2,839	$3,298	$18,743	$65,238	$5,714,900	$5,798,881

(1) Past due 90 days or more but still accruing interest.

Past Due LHFS

LHFS past due 90 days or more totaled $25.9 million and $21.5 million at December 31, 2014 and 2013, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2014.  During 2013, Trustmark exercised its option to repurchase approximately $57.4 million delinquent loans serviced for GNMA. These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are fully guaranteed by FHA/VA.  As a result of this repurchase and sale, the loans were no longer carried as LHFS.  The transaction resulted in a gain of $534 thousand, which was included in mortgage banking, net for 2013.

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

Commercial Purpose LHFI

•	Real Estate – Owner-Occupied
•	Real Estate – Non-Owner Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction LHFI

•	1 to 4 Family
•	Non-1 to 4 Family

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

During 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI to incorporate an additional reserve component for commercial nonaccrual loans under $500 thousand.  A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A formal impairment analysis is performed on all commercial nonaccrual LHFI with an outstanding balance of $500 thousand or more, and based upon this analysis LHFI are written down to net realizable value.  The implementation of this commercial qualitative factor will allow Trustmark to address additional credit risk and loss potential due to inadequate source of repayment and collateral for commercial nonaccrual LHFI below the $500 thousand threshold for a formal analysis.  For such loans, it is currently unlikely that full repayment of both principal and interest will be realized.  An additional provision of approximately $822 thousand was recorded in 2014 as result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.

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

During 2012, Trustmark revised the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.  Trustmark converted the historical loss factor from a 20-quarter net charge-off rolling average to a 12-quarter rolling average and developed a separate reserve for junior liens on 1-4 family LHFI.  The change in quantitative methodology allowed Trustmark to more readily correlate portfolio risk to the current market environment as the impact of more recent experience is emphasized.  This change also allowed for a greater sensitivity to current trends such as economic and performance changes, which included current loss profiles, and created a more accurate depiction of historical losses.  Loans and lines of credit secured by junior liens on 1-4 family residential properties were being reserved for separately in light of continued uncertainty in the economy and the housing market in particular.  An additional provision of approximately $1.4 million was recorded in 2012 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer and residential LHFI.

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

During 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI to incorporate the use of consumer credit bureau scores developed and provided by an independent third party.  The credit bureau scores reflect the customer’s historical willingness and ability to service their debt.  These credit bureau scores are monitored on an ongoing basis and represent a consumer’s credit payment history with all of their creditors including their repayment performance with Trustmark.  The implementation of this consumer qualitative factor will allow Trustmark to better monitor shifts in risk that are represented in the retail portfolio and ensure that it is reflective in the allowance for loan loss calculation.  An additional provision of approximately $1.4 million was recorded in 2014 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.

The resulting ratings from the individual factors are weighted and summed to establish the weighted-average qualitative factor of a specific loan portfolio.  This weighted-average qualitative factor is then applied over the six loan pools.

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December31,
	2014	2013	2012
Balance at beginning of period	$66,448	$78,738	$89,518
Loans charged-off	(13,226)	(13,478)	(31,376)
Recoveries	15,183	14,609	13,830
Net recoveries (charge-offs)	1,957	1,131	(17,546)
Provision for loan losses, LHFI	1,211	(13,421)	6,766
Balance at end of period	$69,616	$66,448	$78,738

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at December 31, 2014 and 2013, respectively ($ in thousands):

	2014
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$13,165	$(1,100)	$3,608	$(2,600)	$13,073
Secured by 1-4 family residential properties	9,633	(2,505)	922	1,627	9,677
Secured by nonfarm, nonresidential properties	19,672	(390)	944	(1,703)	18,523
Other	2,080	(277)	-	338	2,141
Commercial and industrial loans	15,522	(2,092)	2,657	3,830	19,917
Consumer loans	2,405	(1,965)	3,883	(2,174)	2,149
Other loans	3,971	(4,897)	3,169	1,893	4,136
Total allowance for loan losses, LHFI	$66,448	$(13,226)	$15,183	$1,211	$69,616

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$2,767	$10,306	$13,073
Secured by 1-4 family residential properties	450	9,227	9,677
Secured by nonfarm, nonresidential properties	2,787	15,736	18,523
Other	52	2,089	2,141
Commercial and industrial loans	6,449	13,468	19,917
Consumer loans	-	2,149	2,149
Other loans	259	3,877	4,136
Total allowance for loan losses, LHFI	$12,764	$56,852	$69,616

	2013
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$21,838	$(1,441)	$3,077	$(10,309)	$13,165
Secured by 1-4 family residential properties	12,957	(1,298)	427	(2,453)	9,633
Secured by nonfarm, nonresidential properties	21,096	(1,002)	225	(647)	19,672
Other	2,197	(910)	229	564	2,080
Commercial and industrial loans	14,319	(1,371)	2,298	276	15,522
Consumer loans	3,087	(2,425)	4,798	(3,055)	2,405
Other loans	3,244	(5,031)	3,555	2,203	3,971
Total allowance for loan losses, LHFI	$78,738	$(13,478)	$14,609	$(13,421)	$66,448

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$988	$12,177	$13,165
Secured by 1-4 family residential properties	191	9,442	9,633
Secured by nonfarm, nonresidential properties	2,307	17,365	19,672
Other	123	1,957	2,080
Commercial and industrial loans	1,253	14,269	15,522
Consumer loans	2	2,403	2,405
Other loans	317	3,654	3,971
Total allowance for loan losses, LHFI	$5,181	$61,267	$66,448

Note 6 – Acquired Loans

At December 31, 2014 and 2013, acquired loans consisted of the following ($ in thousands):

	December 31, 2014		December 31, 2013
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$58,309	$1,197	$98,928	$2,363
Secured by 1-4 family residential properties	116,920	13,180	157,914	16,416
Secured by nonfarm, nonresidential properties	202,323	7,672	287,136	10,945
Other	27,813	1,096	33,948	2,644
Commercial and industrial loans	88,256	277	149,495	394
Consumer loans	9,772	-	18,428	119
Other loans	22,390	204	24,141	1,335
Acquired loans	525,783	23,626	769,990	34,216
Less allowance for loan losses, acquired loans	10,541	1,518	7,249	2,387
Net acquired loans	$515,242	$22,108	$762,741	$31,829

On February 15, 2013, Trustmark completed its merger with BancTrust.  Loans acquired in the BancTrust merger were evaluated for evidence of credit deterioration since origination and collectability of contractually required payments.  Trustmark elected to account for all loans acquired in the BancTrust merger as acquired impaired loans under FASB ASC Topic 310-30 except for $153.9 million of acquired loans with revolving privileges and acquired commercial leases, which are outside the scope of the guidance.  While not all loans acquired from BancTrust exhibited evidence of significant credit deterioration, accounting for these acquired loans under FASB ASC Topic 310-30 would have materially the same result as the alternative accounting treatment.  During the second and third quarters of 2013, Trustmark recorded fair value adjustments based on the estimated fair value of certain acquired loans which resulted in a net decrease in acquired noncovered loans totaling $6.8 million.  The purchase price allocation for these loans was considered final as of December 31, 2013.

The following table presents the adjusted fair value of loans acquired as of the date of the BancTrust merger ($ in thousands):

At acquisition date:	February 15, 2013
Contractually required principal and interest	$1,256,669
Nonaccretable difference	201,324
Cash flows expected to be collected	1,055,345
Accretable yield	98,394
FASB ASC Topic 310-20 discount	12,716
Fair value of loans at acquisition	$944,235

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2013	$72,942	$6,696	$45,391	$2,460
Loans acquired (2)	790,335	153,900	-	-
Accretion to interest income	35,538	2,628	5,150	159
Payments received, net	(229,618)	(39,281)	(18,976)	(819)
Other (3)	(24,177)	(858)	(3,202)	(137)
Less change in allowance for loan losses, acquired loans	(5,364)	-	1,803	-
Carrying value, net at December 31, 2013	639,656	123,085	30,166	1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (3)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	$434,151	$81,091	$20,504	$1,604

(1) "Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2) Adjusted fair value of loans acquired from BancTrust on February 15, 2013.
(3) Includes acquired loan terminations through foreclosure, charge-off, pool recovery and other terminations.

Under FASB ASC Topic 310-30, the accretable yield is the excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  The following table presents changes in the accretable yield for the years ended December 31, 2014 and 2013 ($ in thousands):

	Years Ended December 31,
	2014	2013
Accretable yield at beginning of period	$(109,006)	$(26,383)
Additions due to acquisition (1)	-	(98,394)
Accretion to interest income	48,627	40,688
Disposals	16,383	18,438
Reclassification to / (from) nonaccretable difference (2)	(33,153)	(43,355)
Accretable yield at end of period	$(77,149)	$(109,006)

(1) Accretable yield on loans acquired from BancTrust on February 15, 2013, including measurement period adjustments.
(2) Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cashflows.

The following tables present the components of the allowance for loan losses on acquired impaired loans for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	7,149	(978)	6,171
Loans charged-off	(6,274)	127	(6,147)
Recoveries	2,417	(18)	2,399
Net (charge-offs) recoveries	(3,857)	109	(3,748)
Balance at December 31, 2014	$10,541	$1,518	$12,059

	Noncovered	Covered	Total
Balance at January 1, 2013	$1,885	$4,190	$6,075
Provision for loan losses, acquired loans	7,367	(1,328)	6,039
Loans charged-off	(3,634)	(460)	(4,094)
Recoveries	1,631	(15)	1,616
Net charge-offs	(2,003)	(475)	(2,478)
Balance at December 31, 2013	$7,249	$2,387	$9,636

	Noncovered	Covered	Total
Balance at January 1, 2012	$-	$502	$502
Provision for loan losses, acquired loans	1,916	3,612	5,528
Loans charged-off	(290)	(81)	(371)
Recoveries	259	157	416
Net (charge-offs) recoveries	(31)	76	45
Balance at December 31, 2012	$1,885	$4,190	$6,075
As discussed in Note 5 - LHFI and Allowance for Loan Losses, LHFI, Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to segregate the level of risk across the ten unique risk ratings.  These credit quality measures are unique to commercial loans.  Credit quality for consumer loans is based on individual credit scores, aging status of the loan and payment activity.

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014
		Commercial Loans
		Pass -	Special Mention -	Substandard -	Doubtful -
		Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land		$20,224	$280	$28,339	$5,821	$54,664
Secured by 1-4 family residential properties		30,796	760	8,466	388	40,410
Secured by nonfarm, nonresidential properties		157,753	3,452	39,408	1,710	202,323
Other		22,754	92	4,864	95	27,805
Commercial and industrial loans		64,720	17	19,706	3,813	88,256
Consumer loans		-	-	-	-	-
Other loans		19,706	45	2,617	-	22,368
Total noncovered loans		315,953	4,646	103,400	11,827	435,826

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land		-	-	955	102	1,057
Secured by 1-4 family residential properties		194	235	1,045	-	1,474
Secured by nonfarm, nonresidential properties		4,419	88	2,879	-	7,386
Other		-	108	426	2	536
Commercial and industrial loans		145	24	108	-	277
Consumer loans		-	-	-	-	-
Other loans		204	-	-	-	204
Total covered loans		4,962	455	5,413	104	10,934
Total acquired loans		$320,915	$5,101	$108,813	$11,931	$446,760

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	3,338	25	282	$-	$3,645	$58,309
Secured by 1-4 family residential properties	71,316	2,335	2,742	117	76,510	116,920
Secured by nonfarm, nonresidential properties	-	-	-	-	-	202,323
Other	8	-	-	-	8	27,813
Commercial and industrial loans	-	-	-	-	-	88,256
Consumer loans	9,634	114	24	-	9,772	9,772
Other loans	22	-	-	-	22	22,390
Total noncovered loans	84,318	2,474	3,048	117	89,957	525,783

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	140	-	-	-	140	1,197
Secured by 1-4 family residential properties	10,925	473	308	-	11,706	13,180
Secured by nonfarm, nonresidential properties	286	-	-	-	286	7,672
Other	525	-	35	-	560	1,096
Commercial and industrial loans	-	-	-	-	-	277
Consumer loans	-	-	-	-	-	-
Other loans	-	-	-	-	-	204
Total covered loans	11,876	473	343	-	12,692	23,626
Total acquired loans	$96,194	$2,947	$3,391	$117	$102,649	$549,409

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

At December 31, 2014 and 2013, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At December 31, 2014, approximately $1.1 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $2.4 million of acquired loans at December 31, 2013.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by class at December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$246	$7	$21,985	$22,238	$194	$35,877	$58,309
Secured by 1-4 family residential properties	2,576	981	5,162	8,719	422	107,779	116,920
Secured by nonfarm, nonresidential properties	89	865	13,275	14,229	-	188,094	202,323
Other	-	-	604	604	-	27,209	27,813
Commercial and industrial loans	334	128	1,099	1,561	461	86,234	88,256
Consumer loans	86	29	24	139	-	9,633	9,772
Other loans	-	-	-	-	-	22,390	22,390
Total noncovered loans	3,331	2,010	42,149	47,490	1,077	477,216	525,783

Covered loans:
Loans secured by real estate:
Construction, land development and other land	-	-	376	376	-	821	1,197
Secured by 1-4 family residential properties	253	296	477	1,026	-	12,154	13,180
Secured by nonfarm, nonresidential properties	239	488	-	727	-	6,945	7,672
Other	-	-	368	368	-	728	1,096
Commercial and industrial loans	-	-	42	42	67	168	277
Consumer loans	-	-	-	-	-	-	-
Other loans	-	-	-	-	-	204	204
Total covered loans	492	784	1,263	2,539	67	21,020	23,626
Total acquired loans	$3,823	$2,794	$43,412	$50,029	$1,144	$498,236	$549,409

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
(2) Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 7 – Premises and Equipment, Net

At December 31, 2014 and 2013, premises and equipment are summarized as follows ($ in thousands):

	2014	2013
Land	$57,794	$58,132
Buildings and leasehold improvements	198,739	199,976
Furniture and equipment	162,321	154,633
Total cost of premises and equipment	418,854	412,741
Less accumulated depreciation and amortization	218,073	205,458
Premises and equipment, net	$200,781	$207,283

Depreciation and amortization of premises and equipment totaled $14.1 million in 2014, $14.3 million in 2013 and $12.0 million in 2012.

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013
Balance at beginning of period	$67,834	$47,341
Origination of servicing assets	12,293	18,481
Change in fair value:
Due to market changes	(7,202)	11,818
Due to runoff	(8,567)	(9,806)
Balance at end of period	$64,358	$67,834

In the determination of the fair value of MSR at the date of securitization, certain key economic assumptions are made.  For instance, Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2014, the fair value of MSR included an assumed average prepayment speed of 11.51 CPR and an average discount rate of 10.29% compared to an assumed average prepayment speed of 9.72 CPR and an average discount rate of 10.52% at December 31, 2013.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2014, 2013 and 2012, Trustmark sold $913.5 million, $1.358 billion and $1.816 billion, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $10.8 million in 2014, $26.4 million in 2013 and $33.9 million in 2012.  Trustmark receives annual servicing fee income approximating 0.34% of the outstanding balance of the underlying loans.  Trustmark's mortgage loans serviced for others totaled $5.636 billion at December 31, 2014, compared with $5.461 billion at December 31, 2013.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.  The table below details the mortgage loans sold and serviced for others at December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014	December 31, 2013
Federal National Mortgage Association	$3,579,987	$3,499,659
Government National Mortgage Association	1,948,565	1,830,420
Federal Home Loan Mortgage Corporation	80,551	92,599
Other	27,146	37,998
Total mortage loans sold and serviced for others	$5,636,249	$5,460,676

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties.  Generally, putback requests may be made until the loan is paid in full.  However, mortgage loans delivered to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Lending and Selling Representations and Warranties Framework updated in May 2014, which provides certain instances in which FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties, such as payment history and quality control review.

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses, included in other noninterest expense, incurred by Trustmark during 2014, 2013 and 2012 were $600 thousand, $1.6 million and $8.0 million, respectively.

Changes in the reserve for mortgage loan servicing putback expense were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$1,050	$7,800	$4,277
Provision for putback expenses	600	1,561	8,015
Losses	(480)	(4,756)	(4,492)
FNMA resolution	-	(3,555)	-
Balance at end of period	$1,170	$1,050	$7,800

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

Mortgage loans covered by the Resolution Agreement executed with FNMA are only subject to putback risk due to borrower fraud or systemic risk.  Trustmark’s exposure to putback requests for loans sold to FNMA, which were originated after 2008, has improved as a result of industry-wide guidelines and process enhancements implemented since that time.  Trustmark’s exposure to putback requests for loans sold to GNMA has improved as a result of declining delinquency ratios.  Please refer to the “Past Due LHFS” section included in Note 5 – LHFI and Allowance for Loan Losses, LHFI for additional information regarding mortgage loans sold to GNMA.

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

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2014 and 2013 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2013	$246,736	$44,368	$291,104
Goodwill from acquisitions during 2013	81,747	-	81,747
Balance as of December 31, 2013	328,483	44,368	372,851
Measurement period adjustment during 2014	(7,351)	-	(7,351)
Balance as of December 31, 2014	$321,132	$44,368	$365,500

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  During 2013, Trustmark recorded as goodwill $81.6 million from its merger with BancTrust and $150 thousand from its acquisition of two SOUTHBank branches.  During 2014, Trustmark recorded a measurement period adjustment that decreased goodwill $7.4 million as a result of fair value adjustments to BancTrust’s assets and liabilities.

The Insurance segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  Trustmark performed an impairment test of goodwill of reporting units in both the General Banking and Insurance segments during 2014, 2013 and 2012, which indicated that no impairment charge was required.  Based on this analysis, Trustmark concluded that no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2014 and 2013, identifiable intangible assets consisted of the following ($ in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$85,824	$54,464	$31,360	$85,824	$46,437	$39,387
Insurance intangibles	11,693	10,566	1,127	11,693	9,967	1,726
Banking charters	1,325	745	580	1,325	678	647
Borrower relationship intangible	690	523	167	690	460	230
Total	$99,532	$66,298	$33,234	$99,532	$57,542	$41,990

In both 2014 and 2013, Trustmark recorded $8.8 million of amortization of identifiable intangible assets and recorded $3.8 million in 2012.  Trustmark estimates that amortization expense for identifiable intangible assets will be $7.6 million in 2015, $6.7 million in 2016, $5.7 million in 2017, $4.8 million in 2018 and $3.6 million in 2019.  Fully amortized intangibles are excluded from the table above.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2014, 2013 or 2012.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets as of December 31, 2014 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$31,360	7.5
Insurance intangibles	1,127	4.9
Banking charters	580	8.7
Borrower relationship intangible	167	2.7
Total	$33,234	7.4

Note 10 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At December 31, 2014, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the years ended December 31, 2014, 2013 and 2012, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	2014	2013	2012
Balance at beginning of period	$106,539	$78,189	$79,053
Additions (1)	37,428	80,256	38,894
Disposals	(43,802)	(45,545)	(33,155)
Write-downs	(7,656)	(6,361)	(6,603)
Balance at end of period	$92,509	$106,539	$78,189

Gain (loss), net on the sale of other real estate included in ORE/Foreclosure expense	$3,697	$(881)	$(279)

(1)	Includes $40.1 million of other real estate acquired from BancTrust on February 15, 2013, and $2.6 million of other real estate acquired from Bay Bank on March 16, 2012.

At December 31, 2014 and 2013, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	2014	2013
Construction, land development and other land properties	$61,015	$65,273
1-4 family residential properties	10,150	14,696
Nonfarm, nonresidential properties	19,696	26,433
Other real estate properties	1,648	137
Total other real estate, excluding covered other real estate	$92,509	$106,539

At December 31, 2014 and 2013, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	2014	2013
Alabama	$21,196	$25,912
Florida	35,324	34,480
Mississippi (1)	17,397	22,766
Tennessee (2)	10,292	12,892
Texas	8,300	10,489
Total other real estate, excluding covered other real estate	$92,509	$106,539

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the years ended December 31, 2014, 2013 and 2012, changes and gains, net on covered other real estate were as follows ($ in thousands):

	2014	2013	2012
Balance at beginning of period	$5,108	$5,741	$6,331
Transfers from covered loans	2,851	1,934	1,424
FASB ASC 310-30 adjustment for the residual recorded investment	136	(345)	(112)
Net transfers from covered loans	2,987	1,589	1,312
Disposals	(1,232)	(1,442)	(1,631)
Write-downs	(803)	(780)	(271)
Balance at end of period	$6,060	$5,108	$5,741

Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$24	$119	$485

At December 31, 2014 and 2013, covered other real estate consisted of the following types of properties ($ in thousands):

	2014	2013
Construction, land development and other land properties	$1,917	$733
1-4 family residential properties	1,103	1,981
Nonfarm, nonresidential properties	2,296	2,394
Other real estate properties	744	-
Total covered other real estate	$6,060	$5,108

Note 11 – FDIC Indemnification Asset

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage) and appointed the FDIC as receiver.  On the same date, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchase essentially all of the assets of Heritage.  The FDIC and TNB also entered into a loss-share agreement covering substantially all loans and all other real estate acquired.  Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.1 million and $1.7 million at December 31, 2014 and 2013, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For 2014, 2013 and 2012, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for 2014 and 2013 included $2.1 million and $2.5 million, respectively, of amortization of the FDIC indemnification asset, compared to $245 thousand of accretion during 2012.  Amortization of the FDIC indemnification asset resulted from improvements in the expected cash flows and lower loss expectations.  During 2014 and 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $800 thousand and $3.4 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Other noninterest income for 2012 included a reduction of the FDIC indemnification asset of $3.7 million as a result of loan pay-offs, improved cash flow projections and lower loss expectations for loan pools of acquired covered loans.

For the years ended December 31, 2014, 2013 and 2012, changes in the FDIC indemnification asset were as follows ($ in thousands):

	2014	2013	2012
Balance at beginning of period	$14,347	$21,774	$28,348
(Amortization) Accretion	(2,074)	(2,469)	245
Transfers to FDIC claims	(4,443)	(851)	(2,544)
Change in expected cash flows	(517)	(3,472)	(3,761)
Change in FDIC true-up provision	(316)	(635)	(514)
Balance at end of period	$6,997	$14,347	$21,774

Note 12 – Deposits

At December 31, 2014 and 2013, deposits consisted of the following ($ in thousands):

	2014	2013
Noninterest-bearing demand	$2,748,635	$2,663,503
Interest-bearing demand	1,722,581	1,923,701
Savings	3,280,060	2,997,294
Time	1,947,082	2,275,404
Total	$9,698,358	$9,859,902

Interest expense on deposits by type consisted of the following for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	2014	2013	2012
Interest-bearing demand	$3,151	$3,948	$3,975
Savings	2,949	3,889	6,004
Time	9,223	11,881	14,625
Total	$15,323	$19,718	$24,604

The maturities on outstanding time deposits of $100,000 or more at December 31, 2014 and 2013 are as follows ($ in thousands):

	2014	2013
3 months or less	$199,087	$242,757
Over 3 months through 6 months	168,886	208,863
Over 6 months through 12 months	227,130	312,189
Over 12 months	222,119	208,208
Total	$817,222	$972,017

The maturities of interest-bearing deposits at December 31, 2014, are as follows ($ in thousands):

2015	$1,462,039
2016	272,973
2017	114,574
2018	52,329
2019 and thereafter	45,167
Total time deposits	1,947,082
Interest-bearing deposits with no stated maturity	5,002,641
Total interest-bearing deposits	$6,949,723

Note 13 - Borrowings

Short-Term Borrowings

At December 31, 2014 and 2013, short-term borrowings consisted of the following ($ in thousands):

	2014	2013
FHLB advances	$356,758	$2,062
Serviced GNMA loans eligible for repurchase	41,014	38,036
Other	27,305	26,287
Total short-term borrowings	$425,077	$66,385

At December 31, 2014, Trustmark had four outstanding short-term FHLB advances totaling $350.0 million with the FHLB of Dallas.  All of the outstanding advances with the FHLB of Dallas had fixed rates and ranged from $50.0 million to $100.0 million with interest rates ranging from 0.10% to 0.18%.  At December 31, 2014, these advances had a weighted average remaining maturity of 9 days with a weighted-average cost of 0.14%.  Trustmark had no outstanding short-term FHLB advances with the FHLB of Dallas at December 31, 2013.  At December 31, 2014 and 2013, Trustmark had $1.678 billion and $1.768 billion, respectively, available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At both December 31, 2014 and 2013, Trustmark had two outstanding short-term FHLB advances with the FHLB of Atlanta.  All of the advances with the FHLB of Atlanta were assumed through the BancTrust merger.  The advances outstanding at December 31, 2014 had a weighted average remaining maturity of 297 days with a weighted-average cost of 3.96%.  These advances had balances of $80 thousand and $6.5 million with fixed interest rates of 6.95% and 3.92%, respectively.  The advances outstanding at December 31, 2013 had a weighted average remaining maturity of 134 days with a weighted-average cost of 4.24%.  The advances had balances of $2.0 million and $34 thousand with fixed interest rates of 4.21% and 6.11%, respectively.  A fair market value adjustment of $178 thousand and $28 thousand associated with the BancTrust merger was included in the short-term FHLB advances at December 31, 2014 and 2013, respectively.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Interest expense on short-term FHLB advances totaled $197 thousand in 2014, $6 thousand in 2013 and $81 thousand in 2012.

Long-Term FHLB Advances

At December 31, 2014, Trustmark had four outstanding long-term FHLB advances totaling $1.2 million with the FHLB of Atlanta, which were assumed through the BancTrust merger.  All of the advances outstanding at December 31, 2014 had fixed rates and ranged from $23 thousand to $913 thousand with interest rates ranging from 0.08% to 6.50%.  At December 31, 2014, these advances had a weighted average remaining maturity of 7.13 years with a weighted-average cost of 1.11%.  At December 31, 2013, Trustmark had six outstanding long-term FHLB advances totaling $8.5 million with the FHLB of Atlanta, which were assumed through the BancTrust merger.  All of the advances outstanding at December 31, 2013 had fixed rates and ranged from $30 thousand to $6.5 million with interest rates ranging from 0.08% to 6.95%.  At December 31, 2013, these advances had a weighted average remaining maturity of 2.85 years with a weighted-average cost of 3.55%.  A fair market value adjustment of $7 thousand and $412 thousand associated with the BancTrust merger was included in the long-term FHLB advances at December 31, 2014 and 2013, respectively.  Trustmark’s long-term FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.  Trustmark incurred $45 thousand of interest expense on long-term FHLB advances in 2014, compared to $57 thousand of interest expense in 2013 and no interest expense in 2012.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  Proceeds from the sale of the Notes were used for general corporate purposes.  At December 31, 2014 and 2013, the carrying amount of the Notes was $49.9 million.  The Notes have not been, and are not required to be, registered with the U.S. Securities and Exchange Commission (SEC) under the Securities Act of 1933, as amended.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  The Notes, which are not redeemable prior to maturity, qualify as Tier 2 capital for both TNB and Trustmark.  Because the Notes now have a remaining maturity of more than one year, but less than two years, only 20% of the remaining balance qualified as Tier 2 capital for both TNB and Trustmark at December 31, 2014.  After December 15, 2015, no portion of the Notes will qualify as Tier 2 capital.

Junior Subordinated Debt Securities

On August 18, 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, Trustmark Preferred Capital Trust I (the Trust).  The trust preferred securities mature September 30, 2036, are redeemable at Trustmark’s option and bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72%.  Under applicable regulatory guidelines, these trust preferred securities qualify as Tier 1 capital.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

The debentures were issued pursuant to a Junior Subordinated Indenture, dated August 18, 2006, between Trustmark, as issuer, and Wilmington Trust Company, National Association, as trustee.  Like the trust preferred securities, the debentures bear interest at a variable rate per annum equal to the three-month LIBOR plus 1.72% and mature on September 30, 2036.  The debentures may be redeemed at Trustmark’s option at any time.  The interest payments by Trustmark will be used to pay the quarterly distributions payable by the Trust to the holder of the trust preferred securities.  However, so long as no event of default has occurred under the debentures, Trustmark may defer interest payments on the debentures (in which case the Trust will also defer distributions otherwise due on the trust preferred securities) for up to 20 consecutive quarters.

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

At December 31, 2014 and 2013, total assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2014 and 2013, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2014, net income for the Trust equaled $36.8 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $37.6 thousand during 2013 and $41.3 thousand during 2012.  Dividends issued to Trustmark by the Trust during 2014 totaled $36.8 thousand, compared to $37.6 thousand during 2013 and $41.3 thousand during 2012.

Note 14 – Income Taxes

The income tax provision included in the statements of income was as follows for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

Current	2014	2013	2012
Federal	$17,761	$14,537	$48,186
State	2,068	1,237	2,366
Deferred
Federal	16,256	18,394	(7,349)
State	2,444	2,769	(1,103)
Income tax provision	$38,529	$36,937	$42,100

For the years ended December 31, 2014, 2013 and 2012, the income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	2014	2013	2012
Income tax computed at statutory tax rate	$56,732	$53,899	$55,784
Tax exempt interest	(5,612)	(5,222)	(5,150)
Nondeductible interest expense	107	121	144
State income taxes, net	2,933	2,604	821
Income tax credits	(15,212)	(15,755)	(9,255)
Other	(419)	1,290	(244)
Income tax provision	$38,529	$36,937	$42,100

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2014 and 2013, which are included in other assets ($ in thousands):

Deferred tax assets:	2014	2013
Loan purchase accounting	$38,471	$63,048
Other real estate	36,086	47,981
Allowance for loan losses	31,241	29,102
Deferred compensation	20,825	20,000
Realized built in losses	15,907	9,182
Securities	15,443	17,741
Pension and other postretirement benefit plans	14,904	7,511
Nonaccrual loans	3,372	4,452
Stock-based compensation	3,077	3,357
Other	17,833	14,771
Gross deferred tax asset	197,159	217,145
Valuation allowance	(8,650)	(16,000)
Deferred tax asset net of valuation allowance	188,509	201,145

Deferred tax liabilities:
Goodwill and other identifiable intangibles	28,010	29,809
Premises and equipment	20,813	21,543
Unrealized gains on securities available for sale	8,627	1,969
Mortgage servicing rights	7,747	8,145
Securities	1,353	1,270
Leases	625	3,290
Other	3,900	4,642
Gross deferred tax liability	71,075	70,668
Net deferred tax asset	$117,434	$130,477

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that a portion of deferred tax assets will not be realized due to limitations on the deductibility of built in losses in future years.  A valuation allowance, which was created as a result of the BancTrust merger in 2013 and reduced in 2014 as a result of measurement period adjustments,  has been established to reduce deferred tax assets to the amount that will more likely than not be realized in future years.  For additional information regarding the merger with BancTrust and the measurement period adjustments recorded, see Note 2 – Business Combinations located elsewhere in this report.

The following table provides a summary of the changes during the 2014 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2014	$1,779
Increases due to tax positions taken during the current year	670
Increases due to tax positions taken during a prior year	60
Decreases due to the lapse of applicable statute of limitations during the current year	(306)
Decreases due to settlements with taxing authorities during the current year	(43)
Balance at December 31, 2014	$2,160

Accrued interest, net of federal benefit, at December 31, 2014	$437

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2014	$1,603

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2008 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 15 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan), in which substantially all associates employed prior to 2007 participate.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan and vest upon three years of service.  Benefit accruals under the plan were frozen during 2009, with the exception of certain associates covered through plans obtained by acquisitions that were subsequently merged into the Trustmark plan.  Associates have not earned additional benefits, except for interest as required by Internal Revenue Service (IRS) regulations, since the plan was frozen.  Current and former associates who participate in the plan retain their right to receive benefits that accrued before the plan was frozen.

As a result of the BancTrust merger on February 15, 2013, Trustmark became the sponsor of the Retirement Plan for Employees of BancTrust Financial Group, Inc. (BancTrust Pension Plan), a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, Trustmark's Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The IRS has been asked to review the BancTrust Pension Plan’s tax qualification at its termination, and it is anticipated that the IRS will issue a favorable determination letter with respect to the plan’s termination once its review is complete.  In addition, as required by law, a termination notice has been filed with the Pension Benefit Guaranty Corporation (PBGC), and it is not anticipated that the PBGC will raise any issues with respect to the plan’s termination.  During 2014, the assets of the BancTrust Pension plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.  As a result of the termination of the plan, Trustmark recognized a pre-tax gain of $1.2 million during 2014.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s qualified defined benefit pension plans (Trustmark Capital Accumulation Plan and BancTrust Pension Plan) ($ in thousands):

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$128,974	$103,235
Benefit obligation from business combination	-	43,138
Service cost	495	595
Interest cost	5,299	4,758
Actuarial loss (gain)	11,675	(8,060)
Benefits paid for BancTrust Pension Plan	(38,853)	-
Benefits paid for Trustmark Capital Accumulation Plan	(7,041)	(14,692)
Settlement loss from BancTrust termination	1,355	-
Benefit obligation, end of year	$101,904	$128,974

Change in plan assets:
Fair value of plan assets, beginning of year	$126,142	$76,660
Fair value of plan assets from business combination	-	40,391
Actual return on plan assets	4,632	21,661
Employer contributions	1,407	2,122
Benefit payments for BancTrust Pension Plan	(38,853)	-
Benefit payments for Trustmark Capital Accumulation Plan	(7,041)	(14,692)
Fair value of plan assets, end of year	$86,287	$126,142

Funded status at end of year - net liability	$(15,617)	$(2,832)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$28,100	$15,436

	Years Ended December 31,
	2014	2013	2012
Net periodic benefit cost:
Service cost	$495	$595	$547
Interest cost	5,299	4,758	3,942
Expected return on plan assets	(6,245)	(7,720)	(5,983)
Recognized net loss due to BancTrust termination	1,355	-	-
Recognized net loss due to lump sum settlements	905	2,225	-
Recognized net actuarial (gain) loss	(283)	5,516	5,225
Net periodic benefit cost	$1,526	$5,374	$3,731

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss (gain) - Total recognized in other comprehensive income (loss)	$12,664	$(29,742)	$(3,861)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$14,190	$(24,368)	$(130)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.57%	4.30%	3.50%
Discount rate for net periodic benefit cost	4.30%	3.50%	4.00%
Expected long-term return on plan assets	7.50%	7.50%	8.00%

Plan Assets

The weighted-average asset allocations by asset category for Trustmark’s qualified defined benefit pension plans at December 31, 2014 and 2013 are presented below.  Due to the termination and full distribution of the BancTrust Pension Plan during 2014, December 31, 2014 includes only amounts related to the Trustmark Capital Accumulation Plan.

	2014	2013
Money market fund	8.7%	5.2%
Fixed income mutual funds	11.9%	17.6%
Equity mutual funds	72.2%	58.4%
Equity securities	7.0%	18.7%
Fixed income hedge fund	0.2%	0.1%
Total	100.0%	100.0%

The strategic objective of the investments of the assets in the Trustmark Capital Accumulation Plan is capital growth with moderate income.  The qualified defined benefit pension plan is managed on a total return basis with the return objective set as a reasonable actuarial rate of return on plan assets net of investment management fees.  Moderate risk is assumed given the average age of plan participants and the need to meet the required rate of return.  Equity and fixed income securities are utilized to allow for capital appreciation while fully diversifying the portfolio with more conservative fixed income investments.  The target asset allocation range for the portfolio is 0-10% Cash and Cash Equivalents, 10-30% Fixed Income, 30-55% Domestic Equity, 10-30% International Equity and 0-20% Other Investments.  Changes in allocations are a result of tactical asset allocation decisions and fall within the aforementioned percentage range for each major asset class.

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

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the qualified defined benefit pension plans are assumed to continue in force and not terminate during the period in which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Fair Value Measurements

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following table sets forth by level, within the fair value hierarchy, the qualified defined benefit pension plans’ assets measured at fair value at December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market fund	$7,544	$7,544	$-	$-
Fixed income mutual funds	10,267	10,267	-	-
Equity mutual funds	62,265	62,265	-	-
Equity securities	6,057	6,057	-	-
Fixed income hedge fund	154	-	-	154
Total assets at fair value	$86,287	$86,133	$-	$154

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Money market fund	$6,563	$6,563	$-	$-
Fixed income mutual funds	22,225	15,245	6,980	-
Equity mutual funds	73,608	73,608	-	-
Equity securities	23,583	23,583	-	-
Fixed income hedge fund	163	-	-	163
Total assets at fair value	$126,142	$118,999	$6,980	$163

The following table sets forth a summary of changes in fair value of the Level 3 plan assets for the years ended December 31, 2014 and 2013 ($ in thousands):

Fixed Income Hedge Fund
Balance, January 1, 2013	$163
Change in fair value	-
Balance, December 31, 2013	163
Change in fair value	(9)
Balance, December 31, 2014	$154

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2014.  The methodology and significant assumptions used in estimating the fair values presented above are as follows:

•	Money market fund approximates fair value due to its immediate maturity.
•	Fixed income hedge fund is valued in accordance with the valuation provided by the general partner of the underlying partnership.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although the qualified defined benefit pension plans believe their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Contributions

The range of potential contributions to Trustmark’s qualified defined benefit pension plans is determined annually by the plans’ actuary in accordance with applicable IRS rules and regulations.  Trustmark's policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and are deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plans’ funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ended December 31, 2013, Trustmark made minimum required contributions to the Trustmark Capital Accumulation Plan of $2.1 million.  For the plan year ending December 31, 2014, the minimum required contribution for Trustmark’s Capital Accumulation Plan was expected to be $1.8 million prior to the passage of the Highway and Transportation Funding Act (HATFA).  Trustmark contributed approximately $1.0 million to the Trustmark Capital Accumulation Plan prior to the passage of HATFA.  HATFA extends the pension funding relief for several more years and was mandatory for 2014.  As a result of HATFA, there was no minimum required contribution for the plan year ending December 31, 2014.  Therefore, no additional contributions were made during 2014.  For the plan year ending December 31, 2015, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be zero; however, Management and the Board of Directors will monitor the plan throughout 2015 to determine any additional funding requirements by the plan’s measurement date.  A contribution of $334 thousand was required during 2014 for the BancTrust Pension Plan in order to complete the plan termination. Since the plan has terminated, there will be no additional contributions required in the future.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for Trustmark’s Capital Accumulation Plan ($ in thousands):

Year	Amount
2015	$10,654
2016	8,402
2017	7,734
2018	6,346
2019	6,286
2020 - 2024	28,762

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2015 include a net loss of $5.0 million.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering directors who elected to defer fees, key executive officers and senior officers.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  As a result of the BancTrust merger on February 15, 2013, Trustmark became the administrator of an additional nonqualified supplemental retirement plan, for which the plan benefits were frozen prior to the merger date.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans ($ in thousands):

	December 31,
	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$52,489	$56,619
Benefit obligation from business combination	-	1,658
Service cost	296	597
Interest cost	2,198	1,943
Actuarial loss (gain)	7,392	(4,187)
Benefits paid	(2,631)	(4,141)
Benefit obligation, end of year	$59,744	$52,489

Change in plan assets:
Fair value of plan assets, beginning of year	$-	$-
Employer contributions	2,631	4,141
Benefit payments	(2,631)	(4,141)
Fair value of plan assets, end of year	$-	$-

Funded status at end of year - net liability	$(59,744)	$(52,489)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$21,242	$14,509
Prior service cost	1,860	2,110
Amounts recognized	$23,102	$16,619

	Years Ended December 31,
	2014	2013	2012
Net periodic benefit cost:
Service cost	$296	$597	$679
Interest cost	2,198	1,943	2,067
Amortization of prior service cost	250	250	250
Recognized net actuarial loss	661	1,038	861
Net periodic benefit cost	$3,405	$3,828	$3,857

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss (gain)	$6,733	$(5,224)	$2,507
Prior service cost	-	-	198
Amortization of prior service cost	(250)	(250)	(250)
Total recognized in other comprehensive income (loss)	$6,483	$(5,474)	$2,455
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$9,888	$(1,646)	$6,312

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.57%	4.30%	3.50%
Discount rate for net periodic benefit cost	4.30%	3.50%	4.00%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2015	$2,868
2016	3,145
2017	3,479
2018	3,591
2019	3,656
2020 - 2024	19,504

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2015 include a loss of $992 thousand and prior service cost of $250 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation.  Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment.  Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions.  Trustmark's contributions to this plan were $6.7 million in 2014, $6.8 million in 2013 and $5.7 million in 2012.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the 1997 Long Term Incentive Plan (the 1997 Plan) and the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  New awards have not been issued under the 1997 Plan since it was replaced by the 2005 Plan.  At December 31, 2014, no awards remain outstanding under the 1997 Plan.  The 2005 Plan is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2014, the maximum number of shares of Trustmark’s common stock available for issuance under the 2005 Plan was 5,466,172 shares.

The following table summarizes the stock and incentive plans’ vesting periods and contractual terms in years:

	Vesting	Contractual
	Period	Term
Stock option awards - 1997 plan	4	10
Stock option awards - 2005 plan	5	7
Performance awards (includes achievement shares for grants after 2013)	3	-
Achievement shares from performance grants prior to 2013	3	-
Time-vested awards	3	-

Stock Option Grants

Stock option awards under the 1997 Plan and the 2005 Plan were granted with an exercise price equal to the market price of Trustmark’s stock on the date of grant, and vested equally in annual increments.  Compensation expense related to stock options was fully recognized during 2011.  Compensation expense for stock options granted under these plans was estimated using the fair value of each option granted using the Black-Scholes option-pricing model and was recognized on the straight-line method over the requisite service period.  No stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively.

The following table summarizes Trustmark’s stock option activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
Options	Shares	Average Option Price	Shares	Average Option Price	Shares	Average Option Price
Outstanding, beginning of year	105,450	$27.43	699,600	$27.58	1,205,100	$27.31
Exercised	-	-	(187,300)	26.96	(11,125)	24.09
Expired	(105,450)	27.43	(406,850)	27.90	(494,375)	27.01
Outstanding, end of year	-	-	105,450	$27.43	699,600	$27.58

Exercisable, end of year	-	-	105,450	$27.43	699,600	$27.58
The total intrinsic value of options exercised was zero in 2014, $191 thousand in 2013 and $16 thousand in 2012.

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

The following table summarizes Trustmark’s performance award activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares, beginning of year	160,520	$25.20	159,583	$24.26	179,421	$20.30
Granted	73,726	25.58	62,119	23.65	55,295	25.66
Released from restriction	(38,580)	25.40	(54,784)	24.15	(72,632)	21.38
Forfeited	(14,471)	24.86	(6,398)	25.42	(2,501)	24.70
Nonvested shares, end of year	181,195	$24.98	160,520	$25.20	159,583	$24.26

Time-Vested Awards

Trustmark’s time-vested awards are granted to Trustmark’s Board of Directors, executive and senior management team.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes Trustmark’s time-vested award activity for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, beginning of year	291,634	$24.48	317,573	$23.28	334,356	$21.04
Granted	105,690	24.91	112,964	24.47	141,616	24.66
Released from restriction	(124,869)	24.74	(122,727)	24.40	(151,331)	23.14
Forfeited	(8,550)	24.77	(16,176)	25.14	(7,068)	24.14
Nonvested shares, end of year	263,905	$24.66	291,634	$24.48	317,573	$23.28

The following table presents information regarding compensation expense for all stock and incentive plans for the periods presented ($ in thousands):

	Recognized Compensation Expense for Years Ended December 31,			Unrecognized Compensation	Weighted Average Life of Unrecognized Compensation
	2014	2013	2012	Expense	Expense
Performance awards	$1,065	$825	$868	$1,197	1.73
Time-vested awards	3,087	2,774	3,105	3,619	1.76
Total	$4,152	$3,599	$3,973	$4,816

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2014 and 2013, Trustmark had unused commitments to extend credit of $2.489 billion and $2.193 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At December 31, 2014 and 2013, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $132.8 million and $143.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2014, the fair value of collateral held was $31.5 million.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2015 to 2029.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $8.5 million in 2014, $8.4 million in 2013 and $7.4 million in 2012.

At December 31, 2014, future minimum rental commitments under non-cancellable operating leases are as follows ($ in thousands):

Year	Amount
2015	$6,010
2016	4,034
2017	3,568
2018	3,140
2019	2,585
Thereafter	11,960
Total	$31,297

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

The settlement of $4.0 million, or $2.5 million net of taxes, was included in other noninterest expense during 2013.  The Settlement Administrator has begun distributing the settlement funds.  The settlement resolved potential claims of more than 100,000 class members.  A total of sixteen customers excluded themselves from the class action settlement.  None of those customers have subsequently asserted any claim or made demands on TNB due to overdraft or non-sufficient funds fees.

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

Note 18 – Shareholders' Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB.  As of December 31, 2014, Trustmark and TNB exceeded all applicable minimum capital standards for the parent company and its primary banking subsidiary.  In addition, TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2014.  To be categorized in this manner, TNB maintained minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since December 31, 2014, which Management believes have affected Trustmark’s or TNB's present classification.  As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements as described in the section captioned “Supervision and Regulation - Capital Adequacy” included in Part I. Item 1. – Business, located elsewhere in this report.  Management believes that Trustmark and TNB are considered well-capitalized under these revised standards.

The following table provides Trustmark's and TNB's actual regulatory capital amounts and ratios for the periods presented under regulatory capital standards then in effect ($ in thousands):

					Minimum Regulatory
	Actual		Minimum Regulatory		Provision to be
	Regulatory Capital		Capital Required		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount		Ratio
At December 31, 2014:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	$671,024	8.00%	n/	a	n/	a
Trustmark National Bank	1,198,697	14.32%	669,856	8.00%	$837,320		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	$335,512	4.00%	n/	a	n/	a
Trustmark National Bank	1,108,399	13.24%	334,928	4.00%	$502,392		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	$469,411	4.00%	n/	a	n/	a
Trustmark National Bank	1,108,399	9.46%	468,783	4.00%	$585,979		5.00%

At December 31, 2013:
Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,122,904	14.18%	$633,310	8.00%	n/	a	n/	a
Trustmark National Bank	1,076,391	13.74%	626,672	8.00%	$783,340		10.00%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,026,858	12.97%	$316,655	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	12.55%	313,336	4.00%	$470,004		6.00%

Tier 1 Capital (to Average Assets)
Trustmark Corporation	$1,026,858	9.06%	$453,487	4.00%	n/	a	n/	a
Trustmark National Bank	982,925	8.76%	448,665	4.00%	$560,831		5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB's regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2015 approximately $114.3 million plus its net income for that year to pay as dividends.

Accumulated Other Comprehensive (Loss) Income

The following table presents the components of accumulated other comprehensive (loss) income and the related tax effects allocated to each component for the years ended December 31, 2014, 2013 and 2012 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to BancTrust termination, recognized net loss due to lump sum settlements and recognized net actuarial (loss) gain on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$17,705	$(6,772)	$10,933
Reclassification adjustment for net gains realized in net income	(300)	115	(185)
Change in net unrealized holding loss on securities transferred to held to maturity	6,010	(2,299)	3,711
Total securities available for sale and transferred securities	23,415	(8,956)	14,459
Pension and other postretirement benefit plans:
Net change in prior service costs	249	(95)	154
Recognized net loss due to BancTrust termination	1,355	(518)	837
Recognized net loss due to lump sum settlements	905	(346)	559
Recognized net actuarial loss	(21,657)	8,283	(13,374)
Total pension and other postretirement benefit plans	(19,148)	7,324	(11,824)
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(2,246)	859	(1,387)
Reclassification adjustment for loss realized in net income	(2)	1	(1)
Total cash flow hedge derivatives	(2,248)	860	(1,388)
Total other comprehensive income	$2,019	$(772)	$1,247

Year Ended December 31, 2013:
Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$(67,135)	$25,679	$(41,456)
Reclassification adjustment for net gains realized in net income	(485)	186	(299)
Net unrealized holding loss on securities transferred to held to maturity	(46,383)	17,741	(28,642)
Total securities available for sale and transferred securities	(114,003)	43,606	(70,397)
Pension and other postretirement benefit plans:
Net change in prior service costs	251	(96)	155
Recognized net loss due to lump sum settlements	2,225	(851)	1,374
Recognized net actuarial gain	32,742	(12,524)	20,218
Total pension and other postretirement benefit plans	35,218	(13,471)	21,747
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	2,468	(944)	1,524
Total other comprehensive loss	$(76,317)	$29,191	$(47,126)

Year Ended December 31, 2012:
Securities available for sale:
Unrealized holding gains arising during the period	$97	$(37)	$60
Reclassification adjustment for net gains realized in net income	(1,059)	405	(654)
Total securities available for sale	(962)	368	(594)
Pension and other postretirement benefit plans:
Net change in prior service costs	52	(20)	32
Recognized net actuarial gain	1,354	(518)	836
Total pension and other postretirement benefit plans	1,406	(538)	868
Total other comprehensive income	$444	$(170)	$274

The following table presents the changes in the balances of each component of accumulated other comprehensive (loss) income for the years ended December 31, 2014, 2013 and 2012 ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2012	$45,529	$(42,408)	$-	$3,121
Other comprehensive income before reclassification	60	868	-	928
Amounts reclassified from accumulated other comprehensive income	(654)	-	-	(654)
Net other comprehensive (loss) income	(594)	868	-	274
Balance at December 31, 2012	44,935	(41,540)	-	3,395
Other comprehensive loss before reclassification	(70,098)	21,747	1,524	(46,827)
Amounts reclassified from accumulated other comprehensive loss	(299)	-	-	(299)
Net other comprehensive (loss) income	(70,397)	21,747	1,524	(47,126)
Balance at December 31, 2013	(25,462)	(19,793)	1,524	(43,731)
Other comprehensive income before reclassification	14,644	(11,824)	(1,387)	1,433
Amounts reclassified from accumulated other comprehensive loss	(185)	-	(1)	(186)
Net other comprehensive income (loss)	14,459	(11,824)	(1,388)	1,247
Balance at December 31, 2014	$(11,003)	$(31,617)	$136	$(42,484)

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2014 and 2013.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$-	$100	$-
U.S. Government agency obligations	112,474	-	112,474	-
Obligations of states and political subdivisions	162,258	-	162,258	-
Mortgage-backed securities	2,068,035	-	2,068,035	-
Asset-backed securities and structured financial products	31,700	-	31,700	-
Securities available for sale	2,374,567	-	2,374,567	-
Loans held for sale	132,196	-	132,196	-
Mortgage servicing rights	64,358	-	-	64,358
Other assets - derivatives	5,527	1,181	3,047	1,299
Other liabilities - derivatives	4,338	490	3,848	-

	December 31, 2013
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$502	$-	$502	$-
U.S. Government agency obligations	169,472	-	169,472	-
Obligations of states and political subdivisions	171,738	-	171,738	-
Mortgage-backed securities	1,788,505	-	1,788,505	-
Asset-backed securities and structured financial products	63,937	-	63,937	-
Securities available for sale	2,194,154	-	2,194,154	-
Loans held for sale	149,169	-	149,169	-
Mortgage servicing rights	67,834	-	-	67,834
Other assets - derivatives	4,994	(2,579)	7,447	126
Other liabilities - derivatives	3,298	581	2,717	-

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2014	$67,834	$126
Total net (losses) gains included in Mortgage banking, net (1)	(15,769)	4,554
Additions	12,293	-
Sales	-	(3,381)
Balance, December 31, 2014	$64,358	$1,299

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2014	$(7,202)	$587

Balance, January 1, 2013	$47,341	$2,284
Total net gains included in Mortgage banking, net (1)	2,012	7,754
Additions	18,481	-
Sales	-	(9,912)
Balance, December 31, 2013	$67,834	$126

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2013	$11,818	$735

(1)	Total net (losses) gains included in Mortgage banking, net relating to MSR includes changes in fair value due to market changes and due to runoff.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2014, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2014, Trustmark had outstanding balances of $47.1 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $31.6 million at December 31, 2013.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At December 31, 2014, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $37.4 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2014 compared with $80.3 million for the same period in 2013.  Foreclosed assets measured at fair value upon initial recognition for the year ended December 31, 2013, included $40.1 million of other real estate acquired from BancTrust.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $13.9 million and $11.4 million for 2014 and 2013, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $48.7 million of foreclosed assets were remeasured during 2014 requiring write-downs of $7.7 million to reach their current fair values compared to $53.8 million of foreclosed assets were remeasured during 2013, requiring write-downs of $6.4 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and 2013, were as follows ($ in thousands):

	2014		2013
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$317,858	$317,858	$353,014	$353,014
Securities held to maturity	1,170,685	1,182,846	1,168,728	1,150,833
Level 3 Inputs:
Net LHFI	6,379,853	6,453,618	5,732,433	5,787,408
Net acquired loans	537,350	537,350	794,570	794,570
FDIC indemnification asset	6,997	6,997	14,347	14,347

Financial Liabilities:
Level 2 Inputs:
Deposits	9,698,358	9,702,864	9,859,902	9,866,118
Short-term liabilities	868,620	868,620	317,972	317,972
Long-term FHLB advances	1,253	1,263	8,458	8,474
Subordinated notes	49,936	53,504	49,904	53,387
Junior subordinated debt securities	61,856	46,392	61,856	40,206

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

Net LHFI

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above do not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2014 and 2013.

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

Short-Term Liabilities

The carrying amounts for federal funds purchased, securities sold under repurchase agreements and other borrowings, including short-term FHLB advances, approximate their fair values.

Long-Term FHLB Advances

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

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option with interest income on these LHFS reported in interest and fees-LHFI and LHFS.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the year ended December 31, 2014, $2.0 million was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value options as of December 31, 2014 ($ in thousands):

December 31, 2014
Fair value of LHFS	$91,182
LHFS contractual principal outstanding	88,106
Fair value less unpaid principal	$3,076

Note 20 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  On October 1, 2014, Trustmark elected to account for its mortgage LHFS under the fair value option.  As a result of this election, the forward sales contracts no longer qualify as derivative instruments designated as fair value hedges under FASB ASC Topic 815.  Prior to this election, the ineffective portion of changes in the fair value of the forward sales contracts and changes in the fair value of the loans designated as loans held for sale was recorded in noninterest income in mortgage banking, net.  Subsequent to the election, changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $142.0 million at December 31, 2014, with a negative valuation adjustment of $1.0 million, compared to $155.8 million, with a positive valuation adjustment of $1.9 million as of December 31, 2013.

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Preferred Capital Trust I throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the year ended December 31, 2014.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $136 thousand at December 31, 2014 compared to $1.5 million at December 31, 2013.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $747 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $3.1 million and $3.7 million for the years ended December 31, 2014 and 2013, respectively.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $88.4 million at December 31, 2014, with a positive valuation adjustment of $1.3 million, compared to $58.5 million, with a positive valuation adjustment of $126 thousand as of December 31, 2013.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2014, Trustmark had interest rate swaps with an aggregate notional amount of $349.4 million related to this program, compared to $355.9 million as of December 31, 2013.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of December 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million compared to $508 thousand as of December 31, 2013.  As of December 31, 2014, Trustmark had posted collateral with a market value of $1.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of December 31, 2014 and 2013, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.1 million and $19.7 million, respectively.  As of December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.2 million, compared to none at December 31, 2013.  The fair values of these risk participation agreements were immaterial at December 31, 2014 and 2013.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2014 and 2013 as well as the effect of these derivative instruments on Trustmark’s results of operations for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	December 31, 2014	December 31, 2013
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$221	$2,469
Forward contracts included in other liabilities (1)	-	(1,911)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$928	$(2,662)
Exchange traded purchased options included in other assets	253	83
OTC written options (rate locks) included in other assets	1,299	126
Interest rate swaps included in other assets	2,804	4,962
Credit risk participation agreements included in other assets	22	16
Forward contracts included in other liabilities (1)	1,014	-
Exchange traded written options included in other liabilities	490	581
Interest rate swaps included in other liabilities	2,813	4,628
Credit risk participation agreements included in other liabilities	21	-

(1)	At December 31, 2014, forward contracts were no longer designated as hedging.

	Years ended December 31,
	2014	2013	2012
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive (loss) income and recognized in other interest expense	$(2)	$-	$-
Amount of (loss) gain recognized in mortgage banking, net	(2,534)	2,649	1,479

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$11,038	$(10,459)	$7,585
Amount of (loss) gain recognized in bankcard and other fees	(223)	290	(82)

The following table discloses the amount included in other comprehensive income (loss) for derivative instruments designated as cash flow hedges for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Derivatives in cash flow hedging relationship
Amount of (loss) gain recognized in other comprehensive income (loss)	$(1,387)	$1,524	$-

Certain financial instruments, including resell and repurchase agreements, securities lending arrangements and derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements or similar agreements.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2014 and 2013 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets

As of December 31, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,025	$-	$3,025	$(347)	$-	$2,678

Offsetting of Derivative Liabilities

As of December 31, 2014

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,813	$-	$2,813	$(347)	$-	$2,466

Offsetting of Derivative Assets

As of December 31, 2013

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,431	$-	$7,431	$(967)	$(1,920)	$4,544

Offsetting of Derivative Liabilities

As of December 31, 2013

				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,628	$-	$4,628	$(967)	$-	$3,661

Note 21 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  General Banking also consists of internal operations such as Human Resources, Executive Administration, Treasury, Funds Management, Public Affairs and Corporate Finance.  Wealth Management provides customized solutions for affluent customers by integrating financial services with traditional banking products and services such as money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Through Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly owned subsidiary of TNB, Trustmark’s Insurance Division provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as the result of a change in supervision of this group for segment reporting purposes.  Prior period amounts presented below include reclassifications to conform to the current period presentation.

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

The following table discloses financial information by reportable segment for the years ended December 31, 2014, 2013 and 2012 ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
General Banking
Net interest income	$404,214	$387,586	$340,130
Provision for loan losses, net	7,382	(7,382)	12,294
Noninterest income	107,457	113,571	122,565
Noninterest expense	355,693	367,031	302,234
Income before income taxes	148,596	141,508	148,167
Income taxes	33,726	32,499	38,079
General banking net income	$114,870	$109,009	$110,088

Selected Financial Information
Average assets	$11,958,078	$11,463,789	$9,737,230
Depreciation and amortization	$35,038	$35,971	$27,886

Wealth Management
Net interest income	$851	$582	$559
Noninterest income	32,209	29,446	24,421
Noninterest expense	26,733	24,713	20,916
Income before income taxes	6,327	5,315	4,064
Income taxes	2,105	1,754	1,354
Wealth Management net income	$4,222	$3,561	$2,710

Selected Financial Information
Average assets	$1,504	$304	$261
Depreciation and amortization	$190	$157	$164

Insurance
Net interest income	$271	$319	$301
Noninterest income	33,476	30,842	28,203
Noninterest expense	26,579	23,987	21,352
Income before income taxes	7,168	7,174	7,152
Income taxes	2,698	2,684	2,667
Insurance net income	$4,470	$4,490	$4,485

Selected Financial Information
Average assets	$68,448	$66,876	$65,560
Depreciation and amortization	$844	$1,025	$1,225

Consolidated
Net interest income	$405,336	$388,487	$340,990
Provision for loan losses, net	7,382	(7,382)	12,294
Noninterest income	173,142	173,859	175,189
Noninterest expense	409,005	415,731	344,502
Income before income taxes	162,091	153,997	159,383
Income taxes	38,529	36,937	42,100
Consolidated net income	$123,562	$117,060	$117,283

Selected Financial Information
Average assets	$12,028,030	$11,530,969	$9,803,051
Depreciation and amortization	$36,072	$37,153	$29,275

Note 22 – Parent Company Only Financial Information
($ in thousands)

Condensed Balance Sheets	December 31,
Assets:	2014	2013
Investment in banks	$1,463,676	$1,394,250
Other assets	18,663	25,314
Total Assets	$1,482,339	$1,419,564

Liabilities and Shareholders' Equity:
Accrued expense	$543	$2,755
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,419,940	1,354,953
Total Liabilities and Shareholders' Equity	$1,482,339	$1,419,564

Condensed Statements of Income	Years Ended December 31,
Revenue:	2014	2013	2012
Dividends received from banks	$64,351	$64,155	$72,216
Earnings of subsidiaries over distributions	60,783	54,195	46,220
Other income	55	64	59
Total Revenue	125,189	118,414	118,495
Expense:
Other expense	1,627	1,354	1,212
Total Expense	1,627	1,354	1,212
Net Income	$123,562	$117,060	$117,283

Condensed Statements of Cash Flows	Years Ended December 31,
Operating Activities:	2014	2013	2012
Net income	$123,562	$117,060	$117,283
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(60,783)	(54,195)	(46,220)
Other	(2,158)	962	(376)
Net cash provided by operating activities	60,621	63,827	70,687

Investing Activities:
Payment for investments in subsidiaries	-	(73,263)	(10,003)
Repayment for investments in subsidiaries	-	106,000	-
Net cash provided by (used in) investing activities	-	32,737	(10,003)

Financing Activities:
Repayments of advances from subsidiaries	-	(33,000)	-
Cash dividends paid on common stock	(62,474)	(62,276)	(59,961)
Other common stock transactions, net	(1,502)	2,832	(1,237)
Net cash used in financing activities	(63,976)	(92,444)	(61,198)
(Decrease) increase in cash and cash equivalents	(3,355)	4,120	(514)
Cash and cash equivalents at beginning of year	21,776	17,656	18,170
Cash and cash equivalents at end of year	$18,421	$21,776	$17,656

Trustmark (parent company only) paid income taxes of approximately $13.7 million in 2014, $14.5 million in 2013 and $57.8 million in 2012.  Trustmark paid no interest for the years 2014, 2013 or 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2014.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2014, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2014 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Jackson, Mississippi
March 2, 2015

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.	Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation and subsidiaries are included in the Registrant’s 2014 Annual Report to Shareholders and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data – herein by reference:

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
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

EXHIBIT INDEX

2-a	Agreement and Plan of Reorganization by and between Trustmark Corporation and BancTrust Financial Group, Inc. Filed June 1, 2012, as Exhibit 2.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

2-b	First Amendment to Agreement and Plan of Reorganization by and between Trustmark Corporation and BancTrust Financial Group, Inc. Filed October 9, 2012 as Exhibit 2.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

3-a	Articles of Incorporation of Trustmark, as amended to April 9, 2002. Incorporated herein by reference to Exhibit 3-a to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2002, filed on March 21, 2003.

3-b	Amended and Restated Bylaws of Trustmark. Incorporated herein by reference to Exhibit 3.2 to Trustmark’s Form 8-K Current Report filed on October 28, 2013.

4-a	Amended and Restated Trust Agreement among Trustmark Corporation, Wilmington Trust Company and the Administrative Trustees regarding Trustmark Preferred Capital Trust I. Filed August 21, 2006, as Exhibit 4.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

4-b	Junior Subordinated Indenture between Trustmark Corporation and Wilmington Trust Company. Filed August 21, 2006, as Exhibit 4.2 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

4-c	Guarantee Agreement between Trustmark Corporation and Wilmington Trust Company. Filed August 21, 2006, as Exhibit 4.3 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

4-d	Fiscal and Paying Agency Agreement between Trustmark National Bank and The Bank of New York Trust Company, N.A. regarding Subordinated Notes due December 15, 2016. Filed December 13, 2006, as Exhibit 4.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-a	Deferred Compensation Plan for Executive Officers (Executive Deferral Plan-Group 2) of Trustmark National Bank, as amended. Filed as Exhibit 10-a to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference. *

10-b	Deferred Compensation Plan for Directors of First National Financial Corporation acquired October 7, 1994. Filed as Exhibit 10-c to Trustmark’s Form 10-K Annual Report for the year ended December 31, 1994, incorporated herein by reference. *

10-c	Deferred Compensation Plan for Directors (Directors’ Deferred Fee Plan) of Trustmark National Bank, as amended. Filed as Exhibit 10-e to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference. *

10-d	Deferred Compensation Plan for Executives (Executive Deferral Plan-Group 1) of Trustmark National Bank, as amended. Filed as Exhibit 10-f to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference. *

10-e	Trustmark Corporation Deferred Compensation Plan (Master Plan Document), as amended. Filed as Exhibit 10-g to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2007, incorporated herein by reference. *

10-f	2005 Stock and Incentive Compensation Plan, as amended January 26, 2010. Filed as Exhibit 10-k to Trustmark’s Form 10-Q Quarterly Report for the quarter ended June 30, 2010, incorporated herein by reference. *

10-g	Revised Form of Restricted Stock Agreement (under the 2005 Stock and Incentive Compensation Plan). Filed February 26, 2009, as Exhibit 10-p to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference. *

10-h	Revised Form of Time-Based Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan). Filed February 26, 2009, as Exhibit 10-q to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference. *

10-i	First Amendment to Trustmark Corporation Deferred Compensation Plan (Master Plan Document). Filed November 7, 2008, as Exhibit 10-r to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2008, incorporated herein by reference. *

10-j	Form of Performance-Based TARP-Compliant Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan.). Filed November 9, 2009, as Exhibit 10-y to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2009 and incorporated herein by reference. *

10-k	Employment Agreement between Trustmark Corporation and Gerard R. Host dated September 14, 2010. Filed September 14, 2010, as Exhibit 10-z to Trustmark's Form 8-K Current Report, incorporated herein by reference. *

10-l	Form of Time-Based Restricted Stock Agreement for Director (under the 2005 Stock and Incentive Compensation Plan.) Filed August 8, 2011 as Exhibit 10-aa to Trustmark’s Form 10-Q Quarterly Report for the quarter ended June 30, 2011 and incorporated herein by reference. *

10-m	Summary of the Trustmark Corporation Management Incentive Plan. Filed November 7, 2012, as Exhibit 10-ab to Trustmark’s Form 10-Q Quarterly Report for the quarter ended September 30, 2012 and incorporated herein by reference. *

10-n	Form of Performance-Based Restricted Stock Agreement for Executive (under the 2005 Stock and Incentive Compensation Plan.) Filed February 27, 2013, as Exhibit 10-ac to Trustmark’s Annual Report on Form 10-K, incorporated herein by reference. *

10-o	Form of Change in Control Agreement between Trustmark Corporation and certain executive officers. Filed February 7, 2014, as Exhibit 10-ad to Trustmark's Form 8-K Current Report, incorporated herein by reference. *

21	List of Subsidiaries.

23	Consent of KPMG LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Label Linkbase Document

101.LAB	XBRL Presentation Linkbase Document

101.PRE	XBRL Definition Linkbase Document

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host
Gerard R. Host
President and Chief Executive Officer

DATE:	March 2, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: March 2, 2015	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE: March 2, 2015	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE: March 2, 2015	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Chairman and Director

DATE: March 2, 2015	BY:	/s/ Louis E. Greer
Louis E. Greer, Treasurer, Principal Financial Officer
and Principal Accounting Officer

DATE: March 2, 2015	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE: March 2, 2015	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE: March 2, 2015	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE: March 2, 2015	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE: March 2, 2015	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE: March 2, 2015	BY:	/s/ Leroy G. Walker, Jr.
Leroy G.Walker, Jr., Director

DATE: March 2, 2015	BY:	/s/ William G. Yates III
William G. Yates III, Director