Form 10-Q
period 2015-03-31
TRUSTMARK CORP
filed 2015-05-07
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

      ☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 30, 2015, there were 67,556,702 shares outstanding of the registrant’s common stock (no par value).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future” or the negative of those terms or other words of similar meaning.  You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information.  These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things, and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements.  You should be aware that the occurrence of the events described under the caption “Risk Factors” in Trustmark’s filings with the Securities and Exchange Commission could have an adverse effect on our business, results of operations and financial condition.  Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues relating to the European financial system, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited) March 31,	December 31,
	2015	2014
Assets
Cash and due from banks (noninterest-bearing)	$335,244	$315,973
Federal funds sold and securities purchased under reverse repurchase agreements	-	1,885
Securities available for sale (at fair value)	2,381,459	2,374,567
Securities held to maturity (fair value: $1,212,505-2015; $1,182,846-2014)	1,184,554	1,170,685
Loans held for sale (LHFS) (includes $133,754 and $91,182 measured at fair value)	150,365	132,196
Loans held for investment (LHFI)	6,413,876	6,449,469
Less allowance for loan losses, LHFI	71,321	69,616
Net LHFI	6,342,555	6,379,853
Acquired loans:
Noncovered loans	478,172	525,783
Covered loans	20,271	23,626
Less allowance for loan losses, acquired loans	11,837	12,059
Net acquired loans	486,606	537,350
Net LHFI and acquired loans	6,829,161	6,917,203
Premises and equipment, net	198,039	200,781
Mortgage servicing rights	62,903	64,358
Goodwill	365,500	365,500
Identifiable intangible assets	31,250	33,234
Other real estate, excluding covered other real estate	90,175	92,509
Covered other real estate	4,794	6,060
FDIC indemnification asset	4,743	6,997
Other assets	540,977	568,685
Total Assets	$12,179,164	$12,250,633

Liabilities
Deposits:
Noninterest-bearing	$2,936,875	$2,748,635
Interest-bearing	6,970,115	6,949,723
Total deposits	9,906,990	9,698,358
Federal funds purchased and securities sold under repurchase agreements	523,187	443,543
Short-term borrowings	50,570	425,077
Long-term FHLB advances	1,222	1,253
Subordinated notes	49,944	49,936
Junior subordinated debt securities	61,856	61,856
Other liabilities	139,311	150,670
Total Liabilities	10,733,080	10,830,693

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,556,591 shares - 2015; 67,481,992 shares - 2014	14,076	14,060
Capital surplus	358,583	356,244
Retained earnings	1,103,077	1,092,120
Accumulated other comprehensive loss, net of tax	(29,652)	(42,484)
Total Shareholders' Equity	1,446,084	1,419,940
Total Liabilities and Shareholders' Equity	$12,179,164	$12,250,633

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and fees on LHFS & LHFI	$66,211	$63,074
Interest and fees on acquired loans	15,078	16,786
Interest on securities:
Taxable	19,586	19,220
Tax exempt	1,163	1,248
Interest on federal funds sold and securities purchased under reverse repurchase agreements	-	5
Other interest income	393	375
Total Interest Income	102,431	100,708
Interest Expense
Interest on deposits	3,247	4,365
Interest on federal funds purchased and securities sold under repurchase agreements	143	76
Other interest expense	1,649	1,363
Total Interest Expense	5,039	5,804
Net Interest Income	97,392	94,904
Provision for loan losses, LHFI	1,785	(805)
Provision for loan losses, acquired loans	347	63
Net Interest Income After Provision for Loan Losses	95,260	95,646
Noninterest Income
Service charges on deposit accounts	11,085	11,568
Bank card and other fees	6,762	9,081
Mortgage banking, net	8,965	6,829
Insurance commissions	8,616	8,097
Wealth management	7,990	8,135
Other, net	(1,055)	(21)
Securities gains, net	-	389
Total Noninterest Income	42,363	44,078
Noninterest Expense
Salaries and employee benefits	57,169	56,726
Services and fees	14,121	13,165
Net occupancy - premises	6,191	6,606
Equipment expense	5,974	6,138
ORE/Foreclosure expense	1,115	3,315
FDIC assessment expense	2,940	2,416
Other expense	11,706	13,252
Total Noninterest Expense	99,216	101,618
Income Before Income Taxes	38,407	38,106
Income taxes	9,259	9,103
Net Income	$29,148	$29,003

Earnings Per Share
Basic	$0.43	$0.43
Diluted	$0.43	$0.43

Dividends Per Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income per consolidated statements of income	$29,148	$29,003
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities and transferred securities:
Unrealized holding gains arising during the period	11,386	4,229
Less: adjustment for net gains realized in net income	-	(240)
Change in net unrealized holding loss on securities transferred to held to maturity	874	823
Pension and other postretirement benefit plans:
Net change in prior service costs	39	39
Recognized net loss due to lump sum settlement	257	232
Change in net actuarial loss	754	559
Derivatives:
Change in the accumulated gain on effective cash flow hedge derivatives	(608)	(408)
Less: adjustment for loss realized in net income	130	-
Other comprehensive income, net of tax	12,832	5,234
Comprehensive income	$41,980	$34,237

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2015	2014
Balance, January 1,	$1,419,940	$1,354,953
Net income per consolidated statements of income	29,148	29,003
Other comprehensive income	12,832	5,234
Common stock dividends paid	(15,639)	(15,597)
Common stock issued-net, long-term incentive plans:
Restricted stock	(830)	(792)
Excess tax expense from stock-based compensation arrangements	(218)	(97)
Compensation expense, long-term incentive plans	851	1,191
Balance, March 31,	$1,446,084	$1,373,895

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$29,148	$29,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses, net	2,132	(742)
Depreciation and amortization	9,080	8,756
Net amortization of securities	2,050	1,958
Securities gains, net	-	(389)
Gains on sales of loans, net	(3,713)	(1,839)
Deferred income tax provision	4,625	2,400
Proceeds from sales of loans held for sale	236,732	186,788
Purchases and originations of loans held for sale	(275,587)	(162,937)
Originations and sales of mortgage servicing rights, net	(3,126)	(2,315)
Increase in bank-owned life insurance	(1,179)	(1,166)
Net decrease in other assets	2,275	7,891
Net decrease in other liabilities	(9,839)	(14,172)
Other operating activities, net	4,554	4,159
Net cash (used in) provided by operating activities	(2,848)	57,395

Investing Activities
Proceeds from calls and maturities of securities held to maturity	24,372	17,411
Proceeds from calls and maturities of securities available for sale	91,776	80,309
Proceeds from sales of securities available for sale	-	26,274
Purchases of securities held to maturity	(6,738)	(2,968)
Purchases of securities available for sale	(112,367)	(289,931)
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	1,885	7,253
Net decrease in member bank stock	14,100	-
Net decrease (increase) in loans	78,479	(78,370)
Purchases of premises and equipment	(2,790)	(2,337)
Proceeds from sales of premises and equipment	1,300	2,251
Proceeds from sales of other real estate	10,632	7,330
Investments in tax credit and other partnerships	(38)	-
Net cash provided by (used in) investing activities	100,611	(232,778)

Financing Activities
Net increase in deposits	208,632	262,217
Net increase in federal funds purchased and securities sold under repurchase agreements	79,644	7,754
Net (decrease) increase in short-term borrowings	(350,051)	16
Payments on long-term FHLB advances	(30)	(60)
Common stock dividends	(15,639)	(15,597)
Common stock issued-net, long-term incentive plan	(830)	(792)
Excess tax expense from stock-based compensation arrangements	(218)	(97)
Net cash (used in) provided by financing activities	(78,492)	253,441

Increase in cash and cash equivalents	19,271	78,058
Cash and cash equivalents at beginning of period	315,973	345,761
Cash and cash equivalents at end of period	$335,244	$423,819

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 202 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2014 Annual Report on Form 10-K.

Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included.   The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2015 actual conditions could vary from those anticipated, which could affect Trustmark’s results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from acquired loans and the Federal Deposit Insurance Corporation (FDIC) indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change.  Actual results could differ from those estimates.

Note 2 – Securities Available for Sale and Held to Maturity

The following table is a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$77,812	$860	$(557)	$78,115	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	32,737	339	-	33,076	101,171	4,358	-	105,529
Obligations of states and political subdivisions	154,591	5,595	(32)	160,154	62,928	3,739	-	66,667
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,403	613	(6)	12,010	18,861	548	(6)	19,403
Issued by FNMA and FHLMC	189,935	5,536	(1)	195,470	11,341	578	-	11,919
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,625,597	26,162	(5,049)	1,646,710	842,827	15,784	(151)	858,460
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	219,149	6,677	-	225,826	147,426	3,190	(89)	150,527
Asset-backed securities and structured financial products	29,243	855	-	30,098	-	-	-	-
Total	$2,340,467	$46,637	$(5,645)	$2,381,459	$1,184,554	$28,197	$(246)	$1,212,505

December 31, 2014
U.S. Treasury securities	$100	$-	$-	$100	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	79,788	694	(826)	79,656	-	-	-	-
Issued by U.S. Government sponsored agencies	32,725	170	(77)	32,818	100,971	2,631	-	103,602
Obligations of states and political subdivisions	157,001	5,325	(68)	162,258	63,505	3,398	-	66,903
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,897	544	(14)	12,427	19,115	466	(16)	19,565
Issued by FNMA and FHLMC	199,599	4,842	-	204,441	11,437	471	-	11,908
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,655,733	16,664	(10,564)	1,661,833	834,176	6,440	(1,916)	838,700
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	184,394	4,968	(28)	189,334	141,481	1,750	(1,063)	142,168
Asset-backed securities and structured financial products	30,776	924	-	31,700	-	-	-	-
Total	$2,352,013	$34,131	$(11,577)	$2,374,567	$1,170,685	$15,156	$(2,995)	$1,182,846

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $39.0 million ($24.1 million, net of tax).

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment at March 31, 2015 and December 31, 2014 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$-	$-	$34,542	$(557)	$34,542	$(557)
Obligations of states and political subdivisions	2,359	(9)	2,861	(23)	5,220	(32)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	5,407	(12)	-	-	5,407	(12)
Issued by FNMA and FHLMC	27	(1)	-	-	27	(1)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	114,658	(634)	272,760	(4,566)	387,418	(5,200)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	6,703	(30)	26,353	(59)	33,056	(89)
Total	$129,154	$(686)	$336,516	$(5,205)	$465,670	$(5,891)

December 31, 2014
U.S. Government agency obligations
Issued by U.S. Government agencies	$19,220	$(115)	$32,656	$(711)	$51,876	$(826)
Issued by U.S. Government sponsored agencies	9,948	(52)	9,956	(25)	19,904	(77)
Obligations of states and political subdivisions	8,431	(22)	3,800	(46)	12,231	(68)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,199	(22)	647	(8)	7,846	(30)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	537,033	(2,449)	395,342	(10,031)	932,375	(12,480)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	9,134	(3)	79,829	(1,088)	88,963	(1,091)
Total	$590,965	$(2,663)	$522,230	$(11,909)	$1,113,195	$(14,572)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2015.  There were no other-than-temporary impairments for the three months ended March 31, 2015 and 2014.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2015	2014
Proceeds from calls and sales of securities	$-	$26,274
Gross realized gains	-	389

Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2015, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$18,840	$18,955	$2,441	$2,460
Due after one year through five years	136,818	141,195	11,818	12,345
Due after five years through ten years	58,712	61,041	137,514	144,041
Due after ten years	80,013	80,252	12,326	13,350
	294,383	301,443	164,099	172,196
Mortgage-backed securities	2,046,084	2,080,016	1,020,455	1,040,309
Total	$2,340,467	$2,381,459	$1,184,554	$1,212,505

Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At March 31, 2015 and December 31, 2014, LHFI consisted of the following ($ in thousands):

	March 31, 2015	December 31, 2014
Loans secured by real estate:
Construction, land development and other land	$691,657	$619,877
Secured by 1-4 family residential properties	1,613,993	1,634,397
Secured by nonfarm, nonresidential properties	1,516,895	1,553,193
Other real estate secured	233,322	253,787
Commercial and industrial loans	1,228,788	1,270,350
Consumer loans	161,535	167,964
State and other political subdivision loans	614,330	602,727
Other loans	353,356	347,174
LHFI	6,413,876	6,449,469
Less allowance for loan losses, LHFI	71,321	69,616
Net LHFI	$6,342,555	$6,379,853

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2015, Trustmark's geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At March 31, 2015 and December 31, 2014, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $77.0 million and $79.3 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the periods ended March 31, 2015 and 2014.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At March 31, 2015 and December 31, 2014, specifically evaluated impaired LHFI totaled $48.3 million and $47.1 million, respectively.  These specifically evaluated impaired LHFI had a related allowance of $12.3 million and $11.3 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired the full difference between the carrying amount of the loan and the most likely estimate of the collateral’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $234 thousand and $46 thousand for the first three months of 2015 and 2014, respectively.  Provision expense on specifically evaluated impaired LHFI totaled $825 thousand for the first three months of 2015 compared to provision recapture of $536 thousand for the first three months of 2014.

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

At March 31, 2015 and December 31, 2014, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $28.7 million and $32.2 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $1.7 million and $1.5 million at the end of the respective periods.

The following table details LHFI individually and collectively evaluated for impairment at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$20,134	$671,523	$691,657
Secured by 1-4 family residential properties	23,620	1,590,373	1,613,993
Secured by nonfarm, nonresidential properties	17,887	1,499,008	1,516,895
Other real estate secured	723	232,599	233,322
Commercial and industrial loans	14,057	1,214,731	1,228,788
Consumer loans	96	161,439	161,535
State and other political subdivision loans	-	614,330	614,330
Other loans	491	352,865	353,356
Total	$77,008	$6,336,868	$6,413,876

	December 31, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$13,867	$606,010	$619,877
Secured by 1-4 family residential properties	25,621	1,608,776	1,634,397
Secured by nonfarm, nonresidential properties	25,717	1,527,476	1,553,193
Other real estate secured	1,318	252,469	253,787
Commercial and industrial loans	12,104	1,258,246	1,270,350
Consumer loans	88	167,876	167,964
State and other political subdivision loans	-	602,727	602,727
Other loans	628	346,546	347,174
Total	$79,343	$6,370,126	$6,449,469

At March 31, 2015 and December 31, 2014, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	March 31, 2015
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment

Loans secured by real estate:
Construction, land development and other land	$27,082	$5,360	$14,774	$20,134	$4,097	$17,001
Secured by 1-4 family residential properties	29,273	1,465	22,155	23,620	429	24,621
Secured by nonfarm, nonresidential properties	19,489	6,293	11,594	17,887	2,728	21,801
Other real estate secured	812	-	723	723	51	1,021
Commercial and industrial loans	16,390	2,498	11,559	14,057	6,502	13,080
Consumer loans	148	-	96	96	-	92
State and other political subdivision loans	-	-	-	-	-	-
Other loans	608	-	491	491	209	559
Total	$93,802	$15,616	$61,392	$77,008	$14,016	$78,175

	December 31, 2014
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$20,849	$7,411	$6,456	$13,867	$2,767	$13,597
Secured by 1-4 family residential properties	31,151	1,650	23,971	25,621	450	23,612
Secured by nonfarm, nonresidential properties	27,969	12,868	12,849	25,717	2,787	23,763
Other real estate secured	1,594	-	1,318	1,318	52	1,322
Commercial and industrial loans	13,916	1,206	10,898	12,104	6,449	9,195
Consumer loans	152	-	88	88	-	120
State and other political subdivision loans	-	-	-	-	-	-
Other loans	734	-	628	628	259	682
Total	$96,365	$23,135	$56,208	$79,343	$12,764	$72,291

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At March 31, 2015, Trustmark held $451 thousand of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at March 31, 2015 totaled $123 thousand.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At March 31, 2015 and 2014, LHFI classified as TDRs totaled $10.8 million and $13.4 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $6.9 million and $9.1 million, respectively.  The remaining TDRs at March 31, 2015 and 2014 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.8 million and $1.6 million at March 31, 2015 and 2014, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  There were no specific charge-offs related to TDRs for the three months ended March 31, 2015 and 2014.

The following table illustrates the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three Months Ended March 31, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	6	$378	$378

	Three Months Ended March 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	10	$703	$694

	Three Months Ended March 31,
	2015		2014
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Secured by 1-4 family residential properties	2	$183	-	$-

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

The following table details LHFI classified as TDRs by loan type at March 31, 2015 and 2014 ($ in thousands):

	March 31, 2015
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$3,086	$3,086
Secured by 1-4 family residential properties	1,477	3,605	5,082
Secured by nonfarm, nonresidential properties	834	1,121	1,955
Other loans secured by real estate	-	149	149
Commercial and industrial	-	511	511
Total Troubled Debt Restructurings by Type	$2,311	$8,472	$10,783

	March 31, 2014
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$4,757	$4,757
Secured by 1-4 family residential properties	1,540	4,141	5,681
Secured by nonfarm, nonresidential properties	-	2,215	2,215
Other loans secured by real estate	-	164	164
Commercial and industrial	-	542	542
Total Troubled Debt Restructurings by Type	$1,540	$11,819	$13,359

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to credit file completion and financial statement exceptions, underwriting, collateral documentation and compliance with law as shown below:

•	Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content, completeness and organization and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits. Also included is an evaluation of the systems/procedures used to insure compliance with policy such as financial statements, review memos and loan agreements.
•	Underwriting – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within loan policy requirements. A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled. Total policy exceptions measure the level of underwriting and other policy exceptions within a loan portfolio.
•	Collateral Documentation – focuses on the adequacy of documentation to support the obligation, perfect Trustmark’s collateral position and protect collateral value. There are two parts to this measure:
✓	Collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired.
✓	90 days and over collateral exceptions are where certain collateral documentation is either not present, is not considered current or has expired and the exception has been identified in excess of 90 days.
•	Compliance with Law – focuses on underwriting, documentation, approval and reporting in compliance with banking laws and regulations. Primary emphasis is directed to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and Regulation O requirements.

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

Each commercial loan is assigned a credit risk grade that is an indication for the likelihood of default and is not a direct indication of loss at default.  The loss at default aspect of the subject risk ratings is neither uniform across the nine primary commercial loan groups or constant between the geographic areas.  To account for the variance in the loss at default aspects of the risk rating system, the loss expectations for each risk rating is integrated into the allowance for loan loss methodology where the calculated loss at default is allotted for each individual risk rating with respect to the individual loan group and unique geographic area.  The loss at default aspect of the reserve methodology is calculated each quarter as a component of the overall reserve factor for each risk grade by loan group and geographic area.

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark’s Credit Quality Review Committee meets monthly and performs a review of all loans of $100 thousand or more that are either delinquent thirty days or more or on nonaccrual.  This review includes recommendations regarding risk ratings, accrual status, charge-offs and appropriate servicing officer as well as evaluation of problem credits for determination of TDRs.  Quarterly, the Credit Quality Review Committee reviews and modifies continuous action plans for all credits risk rated seven or worse for relationships of $100 thousand or more.  In addition, the Credit Quality Review Committee performs the following reviews on an annual basis:

•	Residential real estate developments - a development project analysis is performed on all projects regardless of size. Performance of the development is assessed through an evaluation of the number of lots remaining, payout ratios, and loan-to-value ratios. Results are stress tested as to the capacity to absorb losses and price of lots. This analysis is reviewed by each senior credit officer for the respective market to determine the need for any risk rate or accrual status changes.

•	Non-owner occupied commercial real estate - a cash flow analysis is performed on all projects with an outstanding balance of $1.0 million or more. In addition, credits are stress tested for vacancies and rate sensitivity. Confirmation is obtained that guarantor financial statements are current, taxes have been paid and there are no other issues that need to be addressed. This analysis is reviewed by each senior credit officer in the respective market to determine the need for any risk rate or accrual status changes.

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$581,894	$554	$41,551	$464	$624,463
Secured by 1-4 family residential properties	124,564	477	6,513	283	131,837
Secured by nonfarm, nonresidential properties	1,449,377	993	65,687	-	1,516,057
Other real estate secured	225,962	276	5,133	-	231,371
Commercial and industrial loans	1,197,042	2,654	28,432	653	1,228,781
Consumer loans	-	-	-	-	-
State and other political subdivision loans	597,230	7,550	9,550	-	614,330
Other loans	346,369	-	854	418	347,641
Total	$4,522,438	$12,504	$157,720	$1,818	$4,694,480

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$66,852	$220	$-	$122	$67,194	$691,657
Secured by 1-4 family residential properties	1,451,991	8,601	1,207	20,357	1,482,156	1,613,993
Secured by nonfarm, nonresidential properties	838	-	-	-	838	1,516,895
Other real estate secured	1,948	3	-	-	1,951	233,322
Commercial and industrial loans	3	4	-	-	7	1,228,788
Consumer loans	160,882	391	167	95	161,535	161,535
State and other political subdivision loans	-	-	-	-	-	614,330
Other loans	4,483	1,193	39	-	5,715	353,356
Total	$1,686,997	$10,412	$1,413	$20,574	$1,719,396	$6,413,876

	December 31, 2014
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$518,944	$479	$37,022	$196	$556,641
Secured by 1-4 family residential properties	125,203	1,652	7,483	213	134,551
Secured by nonfarm, nonresidential properties	1,462,226	8,431	81,661	-	1,552,318
Other real estate secured	246,099	306	4,975	-	251,380
Commercial and industrial loans	1,239,247	4,245	26,133	719	1,270,344
Consumer loans	-	-	-	-	-
State and other political subdivision loans	589,653	7,550	5,524	-	602,727
Other loans	338,598	-	1,255	564	340,417
Total	$4,519,970	$22,663	$164,053	$1,692	$4,708,378

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,897	$199	$59	$81	$63,236	$619,877
Secured by 1-4 family residential properties	1,465,355	10,429	2,367	21,695	1,499,846	1,634,397
Secured by nonfarm, nonresidential properties	875	-	-	-	875	1,553,193
Other real estate secured	2,407	-	-	-	2,407	253,787
Commercial and industrial loans	-	5	1	-	6	1,270,350
Consumer loans	165,504	2,162	211	87	167,964	167,964
State and other political subdivision loans	-	-	-	-	-	602,727
Other loans	6,757	-	-	-	6,757	347,174
Total	$1,703,795	$12,795	$2,638	$21,863	$1,741,091	$6,449,469

Past Due LHFI

LHFI past due 90 days or more totaled $1.4 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively.  The following tables provide an aging analysis of past due and nonaccrual LHFI by class at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$320	$1,086	$-	$1,406	$20,134	$670,117	$691,657
Secured by 1-4 family residential properties	7,872	1,889	1,207	10,968	23,620	1,579,405	1,613,993
Secured by nonfarm, nonresidential properties	1,640	795	-	2,435	17,887	1,496,573	1,516,895
Other real estate secured	83	-	-	83	723	232,516	233,322
Commercial and industrial loans	947	88	-	1,035	14,057	1,213,696	1,228,788
Consumer loans	230	161	167	558	96	160,881	161,535
State and other political subdivision loans	-	-	-	-	-	614,330	614,330
Other loans	1,379	116	39	1,534	491	351,331	353,356
Total	$12,471	$4,135	$1,413	$18,019	$77,008	$6,318,849	$6,413,876

(1) Past due 90 days or more but still accruing interest.

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$17	$60	$325	$13,867	$605,685	$619,877
Secured by 1-4 family residential properties	8,424	2,428	2,367	13,219	25,621	1,595,557	1,634,397
Secured by nonfarm, nonresidential properties	1,960	34	-	1,994	25,717	1,525,482	1,553,193
Other real estate secured	80	-	-	80	1,318	252,389	253,787
Commercial and industrial loans	2,491	306	126	2,923	12,104	1,255,323	1,270,350
Consumer loans	1,811	351	211	2,373	88	165,503	167,964
State and other political subdivision loans	-	-	-	-	-	602,727	602,727
Other loans	132	9	-	141	628	346,405	347,174
Total	$15,146	$3,145	$2,764	$21,055	$79,343	$6,349,071	$6,449,469

(1) Past due 90 days or more but still accruing interest.

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $7.6 million and $25.9 million at March 31, 2015 and December 31, 2014, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as LHFS, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first three months of 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans were no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which was included in mortgage banking, net for the first three months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2014.

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

During the first quarter of 2015, the Loss Emergence Period (LEP), a component of the quantitative portion of the allowance for loan loss methodology for commercial LHFI, was revised to reflect a 1.5 year period rather than a one year period.  The LEP refers to the period of time between the events that trigger a loss and a charge-off of that loss.  Losses are usually not immediately known, and determining the loss event can be challenging.  It takes time for the borrower and extent of loss to be identified and determined.  Trustmark may not be aware that the loss event has occurred until the borrower exhibits the inability to pay or other evidence of credit deterioration.  Trustmark considers the loss event to have occurred within a one year period prior to the event of default and the charge-off of the loss within a six month period after the event of default, resulting in a 1.5 year LEP.  An additional provision of approximately $2.3 million was recorded in the first quarter of 2015 as result of this revision to the quantitative portion of the allowance for loan loss methodology for commercial LHFI.

Qualitative factors used in the allowance methodology include the following:

•	National and regional economic trends and conditions
•	Impact of recent performance trends
•	Experience, ability and effectiveness of management
•	Adherence to Trustmark’s loan policies, procedures and internal controls
•	Collateral, financial and underwriting exception trends
•	Credit concentrations
•	Loan facility risk
•	Acquisitions
•	Catastrophe

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

During the first quarter of 2015, Trustmark eliminated caps and floors from the criticized risk grades in the qualitative portion and adjusted the Florida market region’s distribution factors in the qualitative and quantitative portions of the allowance for loan loss methodology for commercial LHFI.  The caps and floors for criticized risk ratings were eliminated in order to allow the risk associated with those credits to be reflected without constraint of pre-existing limits (caps or floors) on the risk ratings.  When the current allowance for loan loss methodology was originally established, the vast majority of the reserve for the Florida market region’s assets was covered by the quantitative features of the allowance for loan loss methodology due to the amount of gross charge-offs at that time and captured the vast majority of the embedded risk in the portfolio.  The distribution for the Florida market region was adjusted to be the same as Trustmark’s other key market regions since the credit metrics in the Florida market region now more closely resemble Trustmark as a whole.  The elimination of the caps and floors for criticized risk ratings in the qualitative portion of the allowance for loan loss methodology for commercial LHFI resulted in a provision recapture of $1.8 million in the first quarter of 2015.  The change in the Florida market region distribution resulted in an additional provision expense of $2.0 million related to the qualitative portion and an additional provision expense of $905 thousand related to the quantitative portion of the allowance for loan loss methodology for commercial LHFI in the first quarter of 2015.  Combined, these revisions to the allowance for loan loss methodology for commercial LHFI resulted in an additional provision of approximately $1.1 million recorded during the first quarter of 2015.

During the third quarter of 2014, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI to incorporate an additional reserve component for commercial nonaccrual loans under $500 thousand.  A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  A formal impairment analysis is performed on all commercial nonaccrual LHFI with an outstanding balance of $500 thousand or more, and based upon this analysis LHFI are written down to net realizable value.  The implementation of this commercial qualitative factor will allow Trustmark to address additional credit risk and loss potential due to inadequate source of repayment and collateral for commercial nonaccrual LHFI below the $500 thousand threshold.  For such loans, it is currently unlikely that full repayment of both principal and interest will be realized.  An additional provision of approximately $822 thousand was recorded in the third quarter of 2014 as result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$69,616	$66,448
Loans charged-off	(3,004)	(3,016)
Recoveries	2,924	4,891
Net (charge-offs) recoveries	(80)	1,875
Provision for loan losses, LHFI	1,785	(805)
Balance at end of period	$71,321	$67,518

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at March 31, 2015 and 2014 ($ in thousands):

	2015
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land	$13,073	$(9)	$240	$2,969	$16,273
Secured by 1-4 family residential properties	9,677	(434)	43	(402)	8,884
Secured by nonfarm, nonresidential properties	18,523	-	315	15	18,853
Other real estate secured	2,141	(24)	3	(42)	2,078
Commercial and industrial loans	19,917	(669)	342	487	20,077
Consumer loans	2,149	(498)	937	(627)	1,961
State and other political subdivision loans	1,314	-	-	(627)	687
Other loans	2,822	(1,370)	1,044	12	2,508
Total allowance for loan losses, LHFI	$69,616	$(3,004)	$2,924	$1,785	$71,321

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$4,097	$12,176	$16,273
Secured by 1-4 family residential properties	429	8,455	8,884
Secured by nonfarm, nonresidential properties	2,728	16,125	18,853
Other real estate secured	51	2,027	2,078
Commercial and industrial loans	6,502	13,575	20,077
Consumer loans	-	1,961	1,961
State and other political subdivision loans	-	687	687
Other loans	209	2,299	2,508
Total allowance for loan losses, LHFI	$14,016	$57,305	$71,321

	2014
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land	$13,165	$(49)	$2,615	$(3,297)	$12,434
Secured by 1-4 family residential properties	9,633	(1,282)	64	515	8,930
Secured by nonfarm, nonresidential properties	19,672	(47)	33	(859)	18,799
Other real estate secured	2,080	-	-	24	2,104
Commercial and industrial loans	15,522	(121)	185	3,494	19,080
Consumer loans	2,405	(510)	1,068	(910)	2,053
State and other political subdivisions loans	1,205	-	-	261	1,466
Other loans	2,766	(1,007)	926	(33)	2,652
Total allowance for loan losses, LHFI	$66,448	$(3,016)	$4,891	$(805)	$67,518

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$674	$11,760	$12,434
Secured by 1-4 family residential properties	244	8,686	8,930
Secured by nonfarm, nonresidential properties	2,123	16,676	18,799
Other real estate secured	121	1,983	2,104
Commercial and industrial loans	2,111	16,969	19,080
Consumer loans	1	2,052	2,053
State and other political subdivisions loans	-	1,466	1,466
Other loans	267	2,385	2,652
Total allowance for loan losses, LHFI	$5,541	$61,977	$67,518

Note 4 – Acquired Loans

At March 31, 2015 and December 31, 2014, acquired loans consisted of the following ($ in thousands):

	March 31, 2015		December 31, 2014
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$51,363	$1,447	$58,309	$1,197
Secured by 1-4 family residential properties	111,830	11,200	116,920	13,180
Secured by nonfarm, nonresidential properties	177,210	5,844	202,323	7,672
Other real estate secured	26,819	1,469	27,813	1,096
Commercial and industrial loans	81,261	255	88,256	277
Consumer loans	8,494	-	9,772	-
Other loans	21,195	56	22,390	204
Acquired loans	478,172	20,271	525,783	23,626
Less allowance for loan losses, acquired loans	11,106	731	10,541	1,518
Net acquired loans	$467,066	$19,540	$515,242	$22,108

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2014	$639,656	$123,085	$30,166	$1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (2)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	434,151	81,091	20,504	1,604
Accretion to interest income	9,452	270	745	(1)
Payments received, net	(53,314)	(4,175)	(4,097)	(3)
Other (2)	156	-	1	-
Less change in allowance for loan losses, acquired loans	(565)	-	787	-
Carrying value, net at March 31, 2015	$389,880	$77,186	$17,940	$1,600

(1)
"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

(2)	Includes acquired loan terminations through foreclosure, charge-off, pool recovery and other terminations.

Under FASB ASC Topic 310-30, the accretable yield is the excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  The following table presents changes in the accretable yield for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Accretable yield at beginning of period	$(77,149)	$(109,006)
Accretion to interest income	10,197	12,709
Disposals	3,103	2,883
Reclassification to / (from) nonaccretable difference (1)	(6,179)	(11,904)
Accretable yield at end of period	$(70,028)	$(105,318)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2015	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	659	(312)	347
Loans charged-off	(502)	(516)	(1,018)
Recoveries	408	41	449
Net charge-offs	(94)	(475)	(569)
Balance at March 31, 2015	$11,106	$731	$11,837

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	537	(474)	63
Loans charged-off	729	(53)	676
Recoveries	225	(60)	165
Net recoveries (charge-offs)	954	(113)	841
Balance at March 31, 2014	$8,740	$1,800	$10,540

As discussed in Note 3 - Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI, Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to segregate the level of risk across the ten unique risk ratings.  These credit quality measures are unique to commercial loans.  Credit quality for consumer loans is based on individual credit scores, aging status of the loan and payment activity.

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$17,743	$273	$24,410	$5,624	$48,050
Secured by 1-4 family residential properties	30,997	577	7,626	379	39,579
Secured by nonfarm, nonresidential properties	137,841	3,353	34,968	1,048	177,210
Other real estate secured	21,709	91	4,919	93	26,812
Commercial and industrial loans	57,852	11	19,626	3,772	81,261
Consumer loans	-	-	-	-	-
Other loans	18,613	45	2,520	-	21,178
Total noncovered loans	284,755	4,350	94,069	10,916	394,090

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	250	-	988	119	1,357
Secured by 1-4 family residential properties	1,096	214	612	-	1,922
Secured by nonfarm, nonresidential properties	3,993	85	1,197	-	5,275
Other real estate secured	348	123	461	2	934
Commercial and industrial loans	123	23	109	-	255
Other loans	53	-	-	-	53
Total covered loans	5,863	445	3,367	121	9,796
Total acquired loans	$290,618	$4,795	$97,436	$11,037	$403,886

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	3,074	10	229	$-	$3,313	$51,363
Secured by 1-4 family residential properties	66,876	2,459	2,711	205	72,251	111,830
Secured by nonfarm, nonresidential properties	-	-	-	-	-	177,210
Other real estate secured	7	-	-	-	7	26,819
Commercial and industrial loans	-	-	-	-	-	81,261
Consumer loans	8,371	114	9	-	8,494	8,494
Other loans	17	-	-	-	17	21,195
Total noncovered loans	78,345	2,583	2,949	205	84,082	478,172

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	90	-	-	-	90	1,447
Secured by 1-4 family residential properties	8,385	388	505	-	9,278	11,200
Secured by nonfarm, nonresidential properties	569	-	-	-	569	5,844
Other real estate secured	500	-	35	-	535	1,469
Commercial and industrial loans	-	-	-	-	-	255
Other loans	3	-	-	-	3	56
Total covered loans	9,547	388	540	-	10,475	20,271
Total acquired loans	87,892	$2,971	$3,489	$205	$94,557	$498,443

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

	December 31, 2014
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$20,224	$280	$28,339	$5,821	$54,664
Secured by 1-4 family residential properties	30,796	760	8,466	388	40,410
Secured by nonfarm, nonresidential properties	157,753	3,452	39,408	1,710	202,323
Other real estate secured	22,754	92	4,864	95	27,805
Commercial and industrial loans	64,720	17	19,706	3,813	88,256
Consumer loans	-	-	-	-	-
Other loans	19,706	45	2,617	-	22,368
Total noncovered loans	315,953	4,646	103,400	11,827	435,826

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	-	-	955	102	1,057
Secured by 1-4 family residential properties	194	235	1,045	-	1,474
Secured by nonfarm, nonresidential properties	4,419	88	2,879	-	7,386
Other real estate secured	-	108	426	2	536
Commercial and industrial loans	145	24	108	-	277
Other loans	204	-	-	-	204
Total covered loans	4,962	455	5,413	104	10,934
Total acquired loans	$320,915	$5,101	$108,813	$11,931	$446,760

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	3,338	25	282	$-	$3,645	$58,309
Secured by 1-4 family residential properties	71,316	2,335	2,742	117	76,510	116,920
Secured by nonfarm, nonresidential properties	-	-	-	-	-	202,323
Other real estate secured	8	-	-	-	8	27,813
Commercial and industrial loans	-	-	-	-	-	88,256
Consumer loans	9,634	114	24	-	9,772	9,772
Other loans	22	-	-	-	22	22,390
Total noncovered loans	84,318	2,474	3,048	117	89,957	525,783

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	140	-	-	-	140	1,197
Secured by 1-4 family residential properties	10,925	473	308	-	11,706	13,180
Secured by nonfarm, nonresidential properties	286	-	-	-	286	7,672
Other real estate secured	525	-	35	-	560	1,096
Commercial and industrial loans	-	-	-	-	-	277
Other loans	-	-	-	-	-	204
Total covered loans	11,876	473	343	-	12,692	23,626
Total acquired loans	$96,194	$2,947	$3,391	$117	$102,649	$549,409

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

At March 31, 2015 and December 31, 2014, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At March 31, 2015, approximately $1.8 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.1 million of acquired loans at December 31, 2014.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans, by class at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$874	$119	$18,348	$19,341	$190	$31,832	$51,363
Secured by 1-4 family residential properties	1,991	1,529	4,649	8,169	495	103,166	111,830
Secured by nonfarm, nonresidential properties	588	31	9,077	9,696	-	167,514	177,210
Other real estate secured	6	-	1,992	1,998	-	24,821	26,819
Commercial and industrial loans	2,563	89	1,434	4,086	1,035	76,140	81,261
Consumer loans	79	35	9	123	-	8,371	8,494
Other loans	34	-	-	34	-	21,161	21,195
Total noncovered loans	6,135	1,803	35,509	43,447	1,720	433,005	478,172

Covered loans:
Loans secured by real estate:
Construction, land development and other land	-	-	119	119	-	1,328	1,447
Secured by 1-4 family residential properties	413	67	706	1,186	-	10,014	11,200
Secured by nonfarm, nonresidential properties	292	241	489	1,022	-	4,822	5,844
Other real estate secured	30	-	384	414	-	1,055	1,469
Commercial and industrial loans	5	-	42	47	67	141	255
Other loans	-	-	-	-	-	56	56
Total covered loans	740	308	1,740	2,788	67	17,416	20,271
Total acquired loans	$6,875	$2,111	$37,249	$46,235	$1,787	$450,421	$498,443

(1) Past due 90 days or more but still accruing interest.
(2)  Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$246	$7	$21,985	$22,238	$194	$35,877	$58,309
Secured by 1-4 family residential properties	2,576	981	5,162	8,719	422	107,779	116,920
Secured by nonfarm, nonresidential properties	89	865	13,275	14,229	-	188,094	202,323
Other real estate secured	-	-	604	604	-	27,209	27,813
Commercial and industrial loans	334	128	1,099	1,561	461	86,234	88,256
Consumer loans	86	29	24	139	-	9,633	9,772
Other loans	-	-	-	-	-	22,390	22,390
Total noncovered loans	3,331	2,010	42,149	47,490	1,077	477,216	525,783

Covered loans:
Loans secured by real estate:
Construction, land development and other land	-	-	376	376	-	821	1,197
Secured by 1-4 family residential properties	253	296	477	1,026	-	12,154	13,180
Secured by nonfarm, nonresidential properties	239	488	-	727	-	6,945	7,672
Other real estate secured	-	-	368	368	-	728	1,096
Commercial and industrial loans	-	-	42	42	67	168	277
Other loans	-	-	-	-	-	204	204
Total covered loans	492	784	1,263	2,539	67	21,020	23,626
Total acquired loans	$3,823	$2,794	$43,412	$50,029	$1,144	$498,236	$549,409

(1) Past due 90 days or more but still accruing interest.
(2) Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

The activity in mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$64,358	$67,834
Origination of servicing assets	3,126	2,315
Change in fair value:
Due to market changes	(2,368)	(723)
Due to runoff	(2,213)	(1,812)
Balance at end of period	$62,903	$67,614

During the first three months of 2015 and 2014, Trustmark sold $233.0 million and $184.9 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $3.7 million for the first three months of 2015 compared to $1.8 million for the first three months of 2014.  Trustmark's mortgage loans serviced for others totaled $5.635 billion at March 31, 2015, compared with $5.636 billion at December 31, 2014.  The table below details the mortgage loans sold and serviced for others at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Federal National Mortgage Association	$3,588,326	$3,579,987
Government National Mortgage Association	1,922,043	1,948,565
Federal Home Loan Mortgage Corporation	76,987	80,551
Other	47,609	27,146
Total mortage loans sold and serviced for others	$5,634,965	$5,636,249

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  Trustmark incurred no mortgage loan servicing putback expenses during the first three months of 2015 compared to $150 thousand during the same time period in 2014, which was included in other noninterest expense.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,170	$1,050
Provision for putback expenses	-	150
Losses	-	(72)
Balance at end of period	$1,170	$1,128

Mortgage loans covered by Trustmark’s Resolution Agreement executed with FNMA in November 2013 are only subject to putback risk due to borrower fraud or systemic risk.  Trustmark’s exposure to putback requests for loans sold to FNMA, which were originated after 2008, has improved as a result of industry-wide guidelines and process enhancements implemented since that time.  Trustmark’s exposure to putback requests for loans sold to GNMA has improved as a result of declining delinquency ratios.  Please refer to the “Past Due LHFS” section included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI for additional information regarding mortgage loans sold to GNMA.

There is inherent uncertainty in reasonably estimating the requirement for reserves against potential future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Trustmark believes that it has appropriately reserved for potential mortgage loan servicing putback requests.

Note 6 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At March 31, 2015, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$92,509	$106,539
Additions	8,656	13,694
Disposals	(10,108)	(7,594)
Write-downs	(882)	(1,103)
Balance at end of period	$90,175	$111,536

Gain (Loss), net on the sale of other real estate included in ORE/Foreclosure expense	$1,420	$(415)

At March 31, 2015 and December 31, 2014, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	March 31, 2015	December 31, 2014
Construction, land development and other land properties	$59,286	$61,015
1-4 family residential properties	8,637	10,150
Nonfarm, nonresidential properties	20,757	19,696
Other real estate properties	1,495	1,648
Total other real estate, excluding covered other real estate	$90,175	$92,509

At March 31, 2015 and December 31, 2014, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	March 31, 2015	December 31, 2014
Alabama	$21,795	$21,196
Florida	34,746	35,324
Mississippi (1)	15,143	17,397
Tennessee (2)	10,072	10,292
Texas	8,419	8,300
Total other real estate, excluding covered other real estate	$90,175	$92,509

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the periods presented, changes and losses, net on covered other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$6,060	$5,108
Transfers from covered loans	-	98
FASB ASC 310-30 adjustment for the residual recorded investment	(903)	(52)
Net transfers from covered loans	(903)	46
Disposals	(221)	(315)
Write-downs	(142)	(80)
Balance at end of period	$4,794	$4,759

Loss, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(53)	$(120)

At March 31, 2015 and December 31, 2014, covered other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2015	December 31, 2014
Construction, land development and other land properties	$942	$1,917
1-4 family residential properties	1,126	1,103
Nonfarm, nonresidential properties	1,998	2,296
Other real estate properties	728	744
Total covered other real estate	$4,794	$6,060

Note 7 – FDIC Indemnification Asset

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage) and appointed the FDIC as receiver.  On the same date, Trustmark National Bank (TNB), Trustmark’s principal subsidiary, entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchase essentially all of the assets of Heritage.  The FDIC and TNB also entered into a loss-share agreement covering substantially all loans and all other real estate acquired.  Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.2 million and $2.1 million at March 31, 2015 and December 31, 2014, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first three months of 2015 and 2014, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first three months of 2015 and 2014 included $430 thousand and $332 thousand, respectively, of amortization of the FDIC indemnification asset.  Amortization of the FDIC indemnification asset resulted from improvements in the expected cash flows and lower loss expectations.  During the first three months of 2015 and 2014, other noninterest income also included a reduction of the FDIC indemnification asset of $285 thousand and $356 thousand, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Noninterest income also included a reduction of the FDIC indemnification asset of $256 thousand during the first three months of 2015 due to sales and valuation adjustments of covered other real estate.

For the periods presented, changes in the FDIC indemnification asset were as follows ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$6,997	$14,347
Amortization	(430)	(332)
Transfers to FDIC claims	(1,283)	(139)
Change in expected cash flows	(391)	(239)
Change in FDIC true-up provision	(150)	(150)
Balance at end of period	$4,743	$13,487

Note 8 – Deposits

Deposits consisted of the following at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Noninterest-bearing demand	$2,936,875	$2,748,635
Interest-bearing demand	1,800,186	1,722,581
Savings	3,271,050	3,280,060
Time	1,898,879	1,947,082
Total	$9,906,990	$9,698,358

Note 9 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan), in which substantially all associates employed prior to 2007 participate.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan, and vest upon three years of service.  Benefit accruals under the plan were frozen during 2009, with the exception of certain associates covered through plans obtained by acquisitions that were subsequently merged into the Trustmark plan.  Associates have not earned additional benefits, except for interest as required by Internal Revenue Service (IRS) regulations, since the plan was frozen.  Current and former associates who participate in the plan retain their right to receive benefits that accrued before the plan was frozen.

As a result of the merger with BancTrust Financial Group, Inc. (BancTrust) on February 15, 2013, Trustmark became the sponsor of the Retirement Plan for Employees of BancTrust Financial Group, Inc. (BancTrust Pension Plan), a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, Trustmark's Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The IRS has been asked to review the BancTrust Pension Plan’s tax qualification at its termination, and it is anticipated that the IRS will issue a favorable determination letter with respect to the plan’s termination once its review is complete.  In addition, as required by law, a termination notice has been filed with the Pension Benefit Guaranty Corporation (PBGC), and it is not anticipated that the PBGC will raise any issues with respect to the plan’s termination.  During 2014, the assets of the BancTrust Pension plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.

The following table presents information regarding the net periodic benefit cost for Trustmark’s qualified defined benefit pension plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$131	$124
Interest cost	862	1,321
Expected return on plan assets	(1,296)	(1,558)
Recognized net loss due to lump sum settlements	417	375
Recognized net actuarial loss	967	736
Net periodic benefit cost	$1,081	$998

The range of potential contributions to the Trustmark Capital Accumulation Plan is determined annually by the plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark's policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and are deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2015, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be zero; however, Management and the Board of Directors will monitor the plan throughout 2015 to determine any additional funding requirements by the plan’s measurement date.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for defined death benefits and/or retirement benefits based on a participant's covered salary or deferred fees.  Trustmark has acquired life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  As a result of the BancTrust merger on February 15, 2013, Trustmark became the administrator of an additional nonqualified supplemental retirement plan, for which the plan benefits were frozen prior to the merger date.

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$108	$73
Interest cost	524	554
Amortization of prior service cost	63	63
Recognized net actuarial loss	253	170
Net periodic benefit cost	$948	$860

Note 10 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the 2005 Stock and Incentive Compensation Plan (the 2005 Plan).  The 2005 Plan was designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The 2005 Plan allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  No stock options have been granted since 2006, when Trustmark began granting restricted stock awards exclusively, and none remain outstanding.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards are granted to Trustmark’s executive and senior management teams.  Performance awards granted vest based on performance goals of return on average tangible equity (ROATE) and total shareholder return (TSR) compared to a defined peer group.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement shares if performance measures exceed 100%.  The restricted share agreement provides for voting rights and dividend privileges.

Time-Vested Awards

Trustmark’s time-vested awards are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes the vesting periods for awards granted under the 2005 Plan (in years):

Vesting Period
Performance awards (includes acheivement shares for grants after 2013)	3
Achievement shares from performance grants prior to 2013	3
Time-vested awards	3

The following table summarizes the activity for awards granted under the 2005 Plan for the period presented:

	Three Months Ended March 31, 2015
	Performance Awards	Time-Vested Awards
Outstanding/Nonvested shares, beginning of period	181,195	263,905
Granted	84,899	120,314
Exercised or released from restriction	(47,360)	(63,209)
Forfeited	(6,425)	(2,677)
Outstanding/Nonvested shares, end of period	212,309	318,333

The following table presents information regarding compensation expense for awards under the 2005 Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Performance awards	$246	$263
Time-vested awards	605	928
Total compensation expense	$851	$1,191

Note 11 – Contingencies

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2015 and 2014, Trustmark had unused commitments to extend credit of $2.583 billion and $2.289 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2015 and 2014, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $131.7 million and $147.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2015, the fair value of collateral held was $29.6 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, “Class Plaintiffs”), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (“OSIC”) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline of October 5, 2015 for the parties to complete briefing on class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s fraudulent transfer claims.  The court denied the defendants’ motions to dismiss in all other regards.

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

Note 12 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Basic shares	67,526	67,410
Dilutive shares	113	140
Diluted shares	67,639	67,550

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014

Weighted-average antidilutive stock awards	-	117

Note 13 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Income taxes paid	$351	$350
Interest expense paid on deposits and borrowings	4,428	5,475
Noncash transfers from loans to other real estate (1)	7,753	13,740

(1) Includes transfers from covered loans to covered other real estate.

Note 14 – Shareholders' Equity

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements as described in the section captioned “Recent Legislative and Regulatory Developments” included in Part I. Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2015, Trustmark and TNB exceeded all applicable minimum capital standards for the parent company and its primary banking subsidiary.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2015, which Management believes have affected Trustmark’s or TNB's present classification.

The following table provides Trustmark's and TNB's actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2015 (Basel III) and December 31, 2014 (Basel I) ($ in thousands):

Actual Regulatory Capital	Minimum	To Be Well
Amount	Ratio	Requirement	Capitalized
At March 31, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,117,340	13.14%	4.50%	n/	a
Trustmark National Bank	1,156,239	13.60%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,175,578	13.83%	6.00%	n/	a
Trustmark National Bank	1,156,239	13.60%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,268,725	14.92%	8.00%	n/	a
Trustmark National Bank	1,249,386	14.70%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,175,578	9.99%	4.00%	n/	a
Trustmark National Bank	1,156,239	9.84%	4.00%	5.00%

At December 31, 2014:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,069,630	12.75%	n/	a	n/	a
Trustmark National Bank	1,108,399	13.24%	n/	a	n/	a

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	4.00%	n/	a
Trustmark National Bank	1,108,399	13.24%	4.00%	6.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	8.00%	n/	a
Trustmark National Bank	1,198,697	14.32%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	4.00%	n/	a
Trustmark National Bank	1,108,399	9.46%	4.00%	5.00%

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the three months ended March 31, 2015 and 2014 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 9 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended March 31, 2015:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$18,438	$(7,052)	$11,386
Reclassification adjustment for net gains realized in net income	-	-	-
Change in net unrealized holding loss on securities transferred to held to maturity	1,415	(541)	874
Total securities available for sale and transferred securities	19,853	(7,593)	12,260
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39
Recognized net loss due to lump sum settlements	417	(160)	257
Change in net actuarial loss	1,220	(466)	754
Total pension and other postretirement benefit plans	1,700	(650)	1,050
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(985)	377	(608)
Reclassification adjustment for loss realized in net income	211	(81)	130
Total cash flow hedge derivatives	(774)	296	(478)
Total other comprehensive income	$20,779	$(7,947)	$12,832

Three Months Ended March 31, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$6,848	$(2,619)	$4,229
Reclassification adjustment for net gains realized in net income	(389)	149	(240)
Change in net unrealized holding loss on securities transferred to held to maturity	1,333	(510)	823
Total securities available for sale and transferred securities	7,792	(2,980)	4,812
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39
Recognized net loss due to lump sum settlements	375	(143)	232
Change in net actuarial loss	906	(347)	559
Total pension and other postretirement benefit plans	1,344	(514)	830
Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(661)	253	(408)
Total other comprehensive income	$8,475	$(3,241)	$5,234

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2015	$(11,003)	$(31,617)	$136	$(42,484)
Other comprehensive income before reclassification	12,260	1,050	(608)	12,702
Amounts reclassified from accumulated other comprehensive loss	-	-	130	130
Net other comprehensive income (loss)	12,260	1,050	(478)	12,832
Balance at March 31, 2015	$1,257	$(30,567)	$(342)	$(29,652)

Balance at January 1, 2014	$(25,462)	$(19,793)	$1,524	$(43,731)
Other comprehensive income (loss) before reclassification	5,052	830	(408)	5,474
Amounts reclassified from accumulated other comprehensive income	(240)	-	-	(240)
Net other comprehensive income (loss)	4,812	830	(408)	5,234
Balance at March 31, 2014	$(20,650)	$(18,963)	$1,116	$(38,497)

Note 15 – Fair Value

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2015 and the year ended December 31, 2014.

	March 31, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$111,191	$-	$111,191	$-
Obligations of states and political subdivisions	160,154	-	160,154	-
Mortgage-backed securities	2,080,016	-	2,080,016	-
Asset-backed securities and structured financial products	30,098	-	30,098	-
Securities available for sale	2,381,459	-	2,381,459	-
Loans held for sale	150,365	-	150,365	-
Mortgage servicing rights	62,903	-	-	62,903
Other assets - derivatives	7,814	1,908	3,318	2,588
Other liabilities - derivatives	6,326	917	5,409	-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$-	$100	$-
U.S. Government agency obligations	112,474	-	112,474	-
Obligations of states and political subdivisions	162,258	-	162,258	-
Mortgage-backed securities	2,068,035	-	2,068,035	-
Asset-backed securities and structured financial products	31,700	-	31,700	-
Securities available for sale	2,374,567	-	2,374,567	-
Loans held for sale	132,196	-	132,196	-
Mortgage servicing rights	64,358	-	-	64,358
Other assets - derivatives	5,527	1,181	3,047	1,299
Other liabilities - derivatives	4,338	490	3,848	-

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(4,581)	2,410
Additions	3,126	-
Sales	-	(1,121)
Balance, March 31, 2015	$62,903	$2,588

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2015	$(2,368)	$(34)

Balance, January 1, 2014	$67,834	$126
Total net (loss) gain included in Mortgage banking, net (1)	(2,535)	802
Additions	2,315	-
Sales	-	(112)
Balance, March 31, 2014	$67,614	$816

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2014	$(723)	$(96)

(1)	Total net (loss) gain included in Mortgage banking, net relating to MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2015, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2015, Trustmark had outstanding balances of $48.3 million in impaired LHFI that were specifically identified for evaluation and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $47.1 million at December 31, 2014.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At March 31, 2015, Trustmark's geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $8.7 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2015, compared with $13.7 million for the same period in 2014.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $2.3 million and $5.1 million for the first three months of 2015 and 2014, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $13.7 million of foreclosed assets were remeasured during the first three months of 2015, requiring write-downs of $882 thousand to reach their current fair values compared to $7.6 million of foreclosed assets that were remeasured during the first three months of 2014, requiring write-downs of $1.1 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 19 – Fair Value included in Item 8 of Trustmark’s Annual Report on Form 10-K for the year ended December 31, 2014.

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014, are as follows ($ in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$335,244	$335,244	$317,858	$317,858
Securities held to maturity	1,184,554	1,212,505	1,170,685	1,182,846
Level 3 Inputs:
Net LHFI	6,342,555	6,411,826	6,379,853	6,453,618
Net acquired loans	486,606	486,606	537,350	537,350
FDIC indemnification asset	4,743	4,743	6,997	6,997

Financial Liabilities:
Level 2 Inputs:
Deposits	9,906,990	9,911,477	9,698,358	9,702,864
Short-term liabilities	573,757	573,757	868,620	868,620
Long-term FHLB advances	1,222	1,231	1,253	1,263
Subordinated notes	49,944	53,063	49,936	53,504
Junior subordinated debt securities	61,856	46,392	61,856	46,392

In cases where quoted market prices are not available, fair values are generally based on estimates using present value techniques.  Trustmark’s premise in present value techniques is to represent the fair values on a basis of replacement value of the existing instrument given observed market rates on the measurement date.  These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates for those assets or liabilities cannot necessarily be substantiated by comparison to independent markets and, in many cases, may not be realizable in immediate settlement of the instruments.  The estimated fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is assumed to be the same as the recorded book value.  All nonfinancial instruments, by definition, have been excluded from these disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Trustmark.

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at March 31, 2015 and December 31, 2014.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2015, $382 thousand was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2015 included $1.1 million of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Fair value of LHFS	$133,754	$91,182
LHFS contractual principal outstanding	129,595	88,106
Fair value less unpaid principal	$4,159	$3,076

Note 16 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, “Derivatives and Hedging,” with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Preferred Capital Trust I throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the three months ended March 31, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $341 thousand at March 31, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $736 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million and $1.9 million for the quarters ended March 31, 2015 and 2014, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  On October 1, 2014, Trustmark elected to account for its mortgage LHFS under the fair value option in order to reduce the accounting volatility of related hedges.  As a result of this election, the forward sales contracts no longer qualify as derivative instruments designated as fair value hedges under FASB ASC Topic 815.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $246.5 million at March 31, 2015, with a negative valuation adjustment of $1.4 million, compared to $142.0 million, with a negative valuation adjustment of $1.0 million as of December 31, 2014.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $168.6 million at March 31, 2015, with a positive valuation adjustment of $2.6 million, compared to $88.4 million, with a positive valuation adjustment of $1.3 million as of December 31, 2014.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $344.7 million related to this program, compared to $349.4 million as of December 31, 2014.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.1 million compared to $1.9 million as of December 31, 2014.  As of March 31, 2015, Trustmark had posted collateral of $2.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of March 31, 2015 and December 31, 2014, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.0 million and $19.1 million, respectively.  As of March 31, 2015 and December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.1 million and $6.2 million, respectively.  The fair values of these risk participation agreements were immaterial at March 31, 2015 and December 31, 2014.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of March 31, 2015 and December 31, 2014 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2015	December 31, 2014
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(553)	$221

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$1,525	$928
Exchange traded purchased options included in other assets	383	253
OTC written options (rate locks) included in other assets	2,588	1,299
Interest rate swaps included in other assets	3,842	2,804
Credit risk participation agreements included in other assets	29	22
Forward contracts included in other liabilities	1,440	1,014
Exchange traded written options included in other liabilities	917	490
Interest rate swaps included in other liabilities	3,944	2,813
Credit risk participation agreements included in other liabilities	25	21

	Three Months Ended March 31,
	2015	2014
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(211)	$-
Amount of loss recognized in mortgage banking, net	-	(2,029)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$4,550	$3,276
Amount of loss recognized in bank card and other fees	(84)	(121)

The following table discloses the amount included in other comprehensive income for derivative instruments designated as cash flow hedges for the three months ended March 31, 2015 and 2014 ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Derivatives in cash flow hedging relationship
Amount of loss recognized in other comprehensive income	$(608)	$(408)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,289	$-	$3,289	$-	$-	$3,289

Offsetting of Derivative Liabilities
As of March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,944	$-	$3,944	$-	$1,128	$2,816

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,025	$-	$3,025	$(347)	$-	$2,678

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,813	$-	$2,813	$(347)	$-	$2,466

Note 17 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  General Banking is primarily responsible for all traditional banking products and services, including loans and deposits.  General Banking also consists of internal operations such as Human Resources, Executive Administration, Treasury, Funds Management, Public Affairs and Corporate Finance.  Wealth Management provides customized solutions for customers by integrating financial services with traditional banking products and services such as money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Through Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly owned subsidiary of TNB, Trustmark’s Insurance Division provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as the result of a change in supervision of this group for segment reporting purposes.  Prior period amounts presented below include reclassifications to conform to the current period presentation.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services. Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called "funds transfer pricing", charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the General Banking segment, which contains the management team responsible for determining TNB’s funding and interest rate risk strategies.

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
General Banking
Net interest income	$97,260	$94,686
Provision for loan losses, net	2,132	(742)
Noninterest income	25,740	27,883
Noninterest expense	85,517	88,587
Income before income taxes	35,351	34,724
Income taxes	8,084	7,913
General banking net income	$27,267	$26,811

Selected Financial Information
Average assets	$12,053,721	$11,851,429
Depreciation and amortization	$8,875	$8,481

Wealth Management
Net interest income	$55	$148
Noninterest income	8,007	8,097
Noninterest expense	6,770	6,434
Income before income taxes	1,292	1,811
Income taxes	513	601
Wealth management net income	$779	$1,210

Selected Financial Information
Average assets	$3,263	$1,945
Depreciation and amortization	$46	$45

Insurance
Net interest income	$77	$70
Noninterest income	8,616	8,098
Noninterest expense	6,929	6,597
Income before income taxes	1,764	1,571
Income taxes	662	589
Insurance net income	$1,102	$982

Selected Financial Information
Average assets	$68,319	$65,442
Depreciation and amortization	$159	$230

Consolidated
Net interest income	$97,392	$94,904
Provision for loan losses, net	2,132	(742)
Noninterest income	42,363	44,078
Noninterest expense	99,216	101,618
Income before income taxes	38,407	38,106
Income taxes	9,259	9,103
Consolidated net income	$29,148	$29,003

Selected Financial Information
Average assets	$12,125,303	$11,918,816
Depreciation and amortization	$9,080	$8,756

Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2015-02, “Consolidation (Subtopic 810): Amendments to the Consolidation Analysis.” Issued in February 2015, ASU 2015-02 eliminates the indefinite deferral allowed under ASU 2009-17, “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” for investments in certain investment funds, and significantly changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership.  ASU 2015-02 is expected to result in the deconsolidation of many entities; however, reporting entities will need to reevaluate all previous consolidation conclusions.  The amendments of ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material impact on Trustmark's consolidated financial statements.

ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in August 2014, ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  ASU 2014-14 also provides that upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance (principal and interest) expected to be recovered under the guarantee.  ASU 2014-14 became effective for Trustmark on January 1, 2015, and was applied using the prospective transition method as described in ASU 2014-14.  The adoption of ASU 2014-14 did not have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” Issued in June 2014, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and for repurchase financing arrangements requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  ASU 2014-11 also requires disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  ASU 2014-11 requires interim and annual disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which include a disaggregation of the gross obligation by class of collateral pledged; the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed.  The accounting changes and disclosure requirements for certain transactions accounted for as a sale in ASU 2014-11 became effective for Trustmark’s on January 1, 2014 and had no impact on Trustmark’s consolidated financial statements due to Trustmark’s existing policy of accounting for its repurchase agreements as secured borrowings.  The disclosures requirements for transactions accounted for as secured borrowings in ASU 2014-11 became effective for Trustmark on April 1, 2015.  For Trustmark, the adoption of ASU 2014-11 will be a change in presentation only for the newly required disclosures and will not have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 are effective for interim and annual periods beginning after December 15, 2016, and may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized.  ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The amendments of ASU 2014-04 may be applied using either a modified retrospective transition method or a prospective transition method.  ASU 2014-04 became effective for Trustmark’s financial statements on January 1, 2015 and was applied using the prospective transition method.  For Trustmark, the adoption of ASU 2014-04 resulted in a change in presentation only for the newly required disclosures, which are included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI, and had no impact on Trustmark’s consolidated financial statements.

ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).”  Issued in January 2014, ASU 2014-01 permits reporting entities that invest in qualified affordable housing projects to elect to account for those investments using the “proportional amortization method” if certain conditions are met.  Under this method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The decision to apply the proportional amortization method of accounting is an accounting policy decision and should be applied consistently to all qualifying affordable housing project investments.  ASU 2014-01 should be applied retrospectively to all periods presented, and became effective for Trustmark’s financial statements on January 1, 2015.  Trustmark currently accounts for its tax credit investments utilizing the equity method of accounting and does not have a significant amount of investments in qualified affordable housing projects that qualify for the low income housing tax credit.  Trustmark did not elect the proportional amortization method of accounting for its investments in low income housing tax credits; however, management will review any future investments in qualified affordable housing projects to determine if the investments meet the conditions required for using the proportional amortization method of accounting and make a decision regarding the accounting policy.  The adoption of ASU 2014-01 had no impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2015, TNB had total assets of $12.177 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 202 offices and 3,038 full-time equivalent associates (measured at March 31, 2015) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At March 31, 2015, TNB’s mortgage loan portfolio totaled approximately $1.064 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.635 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s Wealth Management Division is also assisted by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services to TNB’s Wealth Management Division, which in turn relies upon that advice to provide investment management services to TNB’s wealth management customers.  During the second quarter of 2014, TNB moved the administration of Private Banking, previously reported in the Wealth Management Division, to the General Banking Division, which encompasses TNB’s commercial, consumer and mortgage banking products and services.  At March 31, 2015, Trustmark held assets under management and administration of $10.881 billion and brokerage assets of $1.594 billion.

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

Capital Trust

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

Executive Overview

Trustmark continued to achieve solid financial results in the first quarter of 2015, tempered in part by the prolonged low interest rate environment.  Trustmark continued to expand customer relationships, reflected by growth in the loans held for investment (LHFI) portfolio in Trustmark’s Alabama, Texas and Tennessee market regions, in addition to growth in its mortgage banking and insurance businesses.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Total revenue remained relatively stable at $139.8 million during the first quarter of 2015, while noninterest expense declined.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark also continued the realignment of its retail delivery channels to enhance productivity and efficiency as well as promote additional revenue growth.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2015, to shareholders of record on June 1, 2015.

Recent Economic and Industry Developments

The economy has continued to show moderate signs of improvement; however, lingering economic concerns remain as a result of the cumulative weight of soft labor markets in the United States, volatility in crude oil prices, slowing growth in markets in Western Europe, as well as in China and other emerging markets, combined with uncertainty regarding the timing of the anticipated tightening of the monetary policy by the Federal Reserve Board (FRB), continued instability of the Russian economy and renewed uncertainty as to the potential of increased financial instability in Greece and, perhaps, in the broader European Union.  Doubts surrounding the near-term direction of global markets are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions can affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

Notwithstanding the various issues affecting European and Asian economies as well as the severe winter weather that impacted the eastern United States, the economy in the United States improved slightly during the first quarter of 2015.  Estimated employment growth in the United States for the first quarter of 2015 was reported to average approximately 197,000 jobs created per month compared to approximately 190,000 jobs created per month during the first quarter of 2014, while the unemployment rate held at 5.5% as of March 2015 compared to 5.6% as of December 2014.  Consumer confidence in the United States rose by approximately 9.4% in the first three months of 2015, which reportedly reflected consumers’ increased optimism about the short-term outlook for both employment and income prospects.  In the April 2015 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a moderate to modest pace during the reporting period.  According to the Federal Reserve Districts’ reports, demand for manufactured products was mixed with weakening activity attributed partly to the strong dollar, falling oil prices and severe winter weather in some districts; consumer savings from lower energy prices was cited as a contributing factor to gains in retail sales in the majority of the districts; activity in the nonfinancial services sector continued to expand overall; and banking conditions remained positive as demand for credit increased at a slight to moderate rate overall.  The Federal Reserve Districts’ report also noted that residential and commercial real estate activity was steady to improving across most districts, although some slowing in housing starts was noted due to the severe winter weather, while multifamily construction remained strong.

The FRB has recently signaled its intent to begin increasing interest rates during the second half of 2015; however, it is not possible to predict the timing or amount of any such increase in the coming year.  Low interest rates will continue to place pressure on net interest margins, as older, higher-yielding assets continue to mature or default and can only be replaced with lower-yielding instruments.

In the Federal Deposit Insurance Corporation’s (FDIC’s) fourth quarter 2014 “Quarterly Banking Profile” (published February 24, 2015), insured institutions reported an aggregate decrease in net income for both the fourth quarter and full year of 2014 compared to that of 2013, the first decline in annual net income in five years, principally due to declines in revenues from mortgage sales, securitizations and servicing and increases in noninterest expenses.  In the same report, FDIC-insured institutions reported an aggregate increase in reported net operating revenue (the sum of net interest income and total noninterest income) during the fourth quarter of 2014 compared to the fourth quarter of 2013, principally due to an increase in net interest income as a result of growth in interest-bearing assets.  These institutions also reported (i) an aggregate increase in quarterly loan loss provisions for the second consecutive quarter; (ii) the lowest fourth quarter total for net charge-offs since 2006; (iii) improved noncurrent levels as the percentage of total loans and leases that were noncurrent fell below two percent for the first time since the first quarter of 2008; (iv) declines in loan loss reserves for the nineteenth consecutive quarter, as net charge-offs taken out of reserves exceeded the provisions added to reserves; (v) increased equity capital; and (vi) the highest 12-month growth rate for loan and lease balances since mid-year 2008.

Management has continued to carefully monitor the impact of liquidity in the financial markets, changes in values of securities and other assets, loan performance, default rates and other financial and macro‑economic indicators, in order to navigate the challenging economic environment.  Managing credit risks resulting from current economic and real estate market conditions also continues to be a primary focus for Trustmark.  Trustmark did not make significant changes to its loan underwriting standards during the first three months of 2015.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  Trustmark adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the continued economic uncertainty, Trustmark remains cautious in granting credit involving certain categories of real estate as well as in making exceptions to its loan policy.

Financial Highlights

Trustmark reported net income of $29.1 million, or basic and diluted earnings per share of $0.43 in the first quarter of 2015, compared to $29.0 million, or basic and diluted earnings per share of $0.43 in the first quarter of 2014.  Trustmark’s performance during the quarter ended March 31, 2015, produced a return on average tangible equity of 11.86% and a return on average assets of 0.97% compared to a return on average tangible equity of 12.93% and a return on average assets of 0.99% during the quarter ended March 31, 2014.  Revenue totaled $139.8 million for the quarter ended March 31, 2015, compared to $139.0 million for the quarter ended March 31, 2014.  Revenue is defined as net interest income plus noninterest income.  See the highlights discussed below as well as the section captioned “Results of Operations” located elsewhere in this report, for information regarding the increase in revenue.

Net income for the first quarter of 2015 remained relatively unchanged when compared to the same time period in 2014 as gains in net interest income and declines in noninterest expense were predominantly offset by increased provision for loan losses and declines in noninterest income.  Net interest income increased $2.5 million, or 2.6%, when the first three months of 2015 are compared to the same time period in 2014, primarily due to increases in interest and fees on loans held for sale (LHFS) and LHFI of $3.1 million, or 5.0%, and a decrease in interest expense on deposits of $1.1 million, or 25.6%, which was partially offset by a decline in interest and fees on acquired loans of $1.7 million, or 10.2%.  Noninterest expense for the first three months of 2015 declined $2.4 million, or 2.4%, when compared to the same time period in 2014.  The decline in noninterest expenses was primarily due to declines in ORE/foreclosure expense and other noninterest expense.  The provision for loan losses on LHFI and acquired loans for the first three months of 2015 increased $2.6 million and $284 thousand, respectively, compared to the same time period in 2014.  Total noninterest income decreased $1.7 million, or 3.9%, as declines in bank card and other fees and other noninterest income was partially offset by gains in mortgage banking, net.  Please see the section captioned “Results of Operations” below for a more complete overview of Trustmark’s financial performance for the first three months of 2015.

Trustmark’s provision for loan losses, LHFI, for the three months ended March 31, 2015 totaled $1.8 million, an increase of $2.6 million when compared to a negative provision for loan losses, LHFI of $805 thousand for the three months ended March 31, 2014.  The increase in the provision for loan losses, LHFI for the first three months of 2015 resulted primarily from declines in recoveries and the amount of reserves released, principally in the Florida market region, revisions to the quantitative and qualitative reserve factors of the allowance for loan loss methodology and growth in LHFI balances compared to the first three months of 2014.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI. At March 31, 2015, nonperforming assets, excluding acquired loans and covered other real estate, totaled $167.2 million, a decrease of $4.7 million, or 2.7%, compared to December 31, 2014 due to declines in both nonaccrual LHFI and other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $77.0 million at March 31, 2015, representing a decrease of $2.3 million, or 2.9%, relative to December 31, 2014 principally due to several substandard credits in Trustmark’s Mississippi, Florida, Tennessee and Texas market regions migrating off of nonaccrual status, which was partially offset by a $8.4 million multi-family development in the Texas market region migrating to nonaccrual status during the first three months of 2015.  Other real estate, excluding covered other real estate, declined $2.3 million, or 2.5%, during the first three months of 2015 primarily due to properties sold in Trustmark’s Mississippi market region.  Total net charge-offs of LHFI for the three months ended March 31, 2015 were $80 thousand, an increase of $2.0 million when compared to net recoveries of LHFI of $1.9 million for the three months ended March 31, 2014, principally due to the decline in recoveries in Trustmark’s Florida market region.

LHFI totaled $6.414 billion at March 31, 2015, a decrease of $35.6 million, or 0.6%, compared to December 31, 2014 and an increase of $490.1 million, or 8.3%, compared to March 31, 2014.  The slight decline in LHFI during the first three months of 2015 was due to declines in loans secured by real estate and commercial and industrial loans, primarily due to pay-downs in the Mississippi market region, which were largely offset by increased loan demand and growth in the Alabama, Texas and Tennessee market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI” located elsewhere in this report.

Trustmark has continued to experience improvements in credit quality on LHFI.  As of March 31, 2015, classified LHFI balances decreased $29.4 million, or 13.8%, while criticized LHFI balances decreased $53.2 million, or 21.3%, when compared to balances at March 31, 2014.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream federal funds lines, Federal Home Loan Bank (FHLB) advances and, on a limited basis, brokered deposits.

Total deposits were $9.907 billion at March 31, 2015, compared with $9.698 billion at December 31, 2014, an increase of $208.6 million, or 2.2%.  Growth in noninterest-bearing and interest-bearing deposits totaled $188.2 million, or 6.8%, and $20.4 million, or 0.3%, respectively, during the first three months of 2015.  Other short-term borrowings totaled $573.8 million at March 31, 2015, a decrease of $294.9 million, or 33.9%, when compared with $868.6 million at December 31, 2014.  The decrease in other short-term borrowings was principally due to the $350.0 million of short-term FHLB advances with the FHLB of Dallas which matured during the first three months of 2015.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2015.

Recent Legislative Developments

In 2013, the FRB, FDIC and the Office of the Comptroller of the Currency (OCC) jointly promulgated final rules revising regulatory capital requirements to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and international capital regulatory standards by the Basel Committee on Banking Supervision.  The new capital rules adopt a new common equity Tier 1 requirement, increase the minimum Tier 1 capital ratio, introduce a new capital conservation buffer, adopt new risk-weight calculation methods for the “standardized” denominator and revise the regulatory components and calculations of capital.  Trustmark and TNB were required to comply with the new capital rules beginning January 1, 2015.  Certain of the requirements of the capital rules, such as the capital conservation buffer, will be phased in until January 1, 2019.  Once the new capital requirements are fully phased in, it is expected that Trustmark and TNB will be required to hold a greater amount of capital and a greater amount of common equity than they were previously required to hold.  Management does not expect the new capital rules to have a significant impact on Trustmark or TNB; however, Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.

In 2012, the FRB, FDIC and OCC published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act.  The final rules require institutions with average total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of September 30 of each year under one base and at least two stress scenarios as provided by the agencies.  Stress test results must be provided to the agencies by March 31 of the following year.  Trustmark has been subject to these stress test requirements since September 2014, and was required to make its first filing with regulators during March 2015.  On October 17, 2014, the FRB issued a notice of final rulemaking to switch the testing dates to match the calendar year so that stress tests would use year-end data and capital planning would follow for the next calendar year.  The FRB’s final rule, beginning with the January 1, 2016 annual stress test cycle, requires institutions with total consolidated assets between $10 billion and $50 billion to conduct an annual company-run stress test using data as of December 31 of the preceding year, provide results to the agencies by July 31 of each year and publicly disclose results in October of each year.  Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Income
Total interest income	$102,431	$100,708
Total interest expense	5,039	5,804
Net interest income	97,392	94,904
Provision for loan losses, LHFI	1,785	(805)
Provision for loan losses, acquired loans	347	63
Noninterest income	42,363	44,078
Noninterest expense	99,216	101,618
Income before income taxes	38,407	38,106
Income taxes	9,259	9,103
Net Income	$29,148	$29,003

Revenues (1)
Total revenues	$139,755	$138,982

Per Share Data
Basic earnings per share	$0.43	$0.43
Diluted earnings per share	0.43	0.43
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	8.23%	8.60%
Return on average tangible equity	11.86%	12.93%
Return on average assets	0.97%	0.99%
Net interest margin (fully taxable equivalent)	3.88%	3.92%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.00%	-0.13%
Provision for loan losses/average loans	0.11%	-0.05%
Nonperforming loans/total loans (incl LHFS*)	1.17%	1.06%
Nonperforming assets/total loans(incl LHFS*) plus ORE**	2.51%	2.85%
Allowance for loan losses/total loans (excl LHFS*)	1.11%	1.14%

March 31,	2015	2014
Consolidated Balance Sheets
Total assets	$12,179,164	$12,057,054
Securities	3,566,013	3,538,010
Loans (incl held for investment, acquired loans and LHFS*)	7,062,684	6,790,529
Deposits	9,906,990	10,122,119
Total shareholders' equity	1,446,084	1,373,895

Stock Performance
Market value - close	$24.28	$25.35
Book value	21.41	20.37
Tangible book value	15.53	14.36

Capital Ratios
Total equity/total assets	11.87%	11.39%
Tangible equity/tangible assets	8.91%	8.31%
Tangible equity/risk-weighted assets	12.34%	12.08%
Tier 1 leverage ratio	9.99%	9.14%
Tier 1 common risk-based capital ratio	13.14%	12.37%
Tier 1 risk-based capital ratio	13.83%	13.11%
Total risk-based capital ratio	14.92%	14.34%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income.
(2)	Excludes Acquired Loans and Covered Other Real Estate.
*	LHFS is Loans Held for Sale.
**	ORE is Other Real Estate.

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

		Three Months Ended March 31,
		2015	2014
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,436,969	$1,367,663
Less: Goodwill		(365,500)	(372,720)
Identifiable intangible assets		(32,398)	(41,015)
Total average tangible equity		$1,039,071	$953,928

PERIOD END BALANCES
Total shareholders' equity		$1,446,084	$1,373,895
Less: Goodwill		(365,500)	(365,500)
Identifiable intangible assets		(31,250)	(39,697)
Total tangible equity	(a)	$1,049,334	$968,698

TANGIBLE ASSETS
Total assets		$12,179,164	$12,057,054
Less: Goodwill		(365,500)	(365,500)
Identifiable intangible assets		(31,250)	(39,697)
Total tangible assets	(b)	$11,782,414	$11,651,857
Risk-weighted assets	(c)	$8,503,102	$8,016,482

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$29,148	$29,003
Plus: Intangible amortization net of tax		1,229	1,417
Net income adjusted for intangible amortization		$30,377	$30,420
Period end shares outstanding	(d)	67,556,591	67,439,562

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.86%	12.93%
Tangible equity/tangible assets	(a)/(b)	8.91%	8.31%
Tangible equity/risk-weighted assets	(a)/(c)	12.34%	12.08%
Tangible book value	(a)/(d)*1,000	$15.53	$14.36

TIER 1 COMMON RISK-BASED CAPITAL - BASEL I
Total shareholders' equity			$1,373,895
Eliminate qualifying AOCI			38,497
Qualifying tier 1 capital			60,000
Disallowed goodwill			(365,500)
Adjustment to goodwill allowed for deferred taxes			14,798
Other disallowed intangibles			(39,697)
Disallowed servicing intangible			(6,761)
Disallowed deferred taxes			(23,969)
Total tier 1 capital			1,051,263
Less: Qualifying tier 1 capital			(60,000)
Total tier 1 common capital	(e)		$991,263

Tier 1 common risk-based capital ratio	(e)/(c)		12.37%

COMMON EQUTY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,446,084
AOCI-related adjustments		29,652
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(349,292)
Other adjustments and deductions for CET1 (2)		(9,104)
CET1 capital	(f)	1,117,340
Additional tier 1 capital instruments plus related surplus		60,000
Less: additional tier 1 capital deductions		(1,762)
Additional tier 1 capital		58,238
Tier 1 Capital		$1,175,578

Tier 1 common equity risk-based capital ratio	(f)/(c)	13.14%

(1)	Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

Net interest income-FTE for the three months ended March 31, 2015 increased $2.8 million, or 2.8%, when compared with the same time period in 2014.  The net interest margin decreased 4 basis points to 3.88% for the first three months of 2015, compared with the same time period in 2014.  The decrease in the net interest margin reflected the prolonged low interest rate environment in the United States, and was primarily the result of a downward repricing of LHFI in response to increased competitive pricing pressures, which was partially offset by lower deposit and short-term borrowing costs and increases in the yield on acquired loans.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the first three months of 2015 was 3.47%, a decrease of 5 basis points when compared to the same time period in 2014, due to similar factors dicussed above.

Average interest-earning assets for the first three months of 2015 were $10.613 billion compared to $10.215 billion for the same time period in 2014, an increase of $398.0 million, or 3.9%.  The growth in average earning assets during the first three months of 2015 was primarily due to an increase in average loans (LHFS and LHFI) of $610.7 million, or 10.3%, and average securities-taxable of $55.2 million, or 1.7%, partially offset by a decrease in average acquired loans of $259.4 million, or 33.0%.  The increase in average loans (LHFS and LHFI) was primarily attributable to increases in the LHFI portfolio when compared to March 31, 2014.  The increase in average securities-taxable was primarily attributable to purchases of U.S Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.

During the first three months of 2015, interest and fees on LHFS and LHFI-FTE increased $3.5 million, or 5.2%, when compared to the same time period in 2014, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 20 basis points to 4.31% due to downward repricing of LHFI due to the current interest rate environment and related competitive pressures.  During the first three months of 2015, interest and fees on acquired loans decreased $1.7 million, or 10.2%, compared to the first three months of 2014, due to a decline in accretion income as acquired loans continue to pay-down, while the yield on acquired loans increased to 11.62% compared to 8.67% during the same time period in 2014.  The increase in the yield on acquired loans was attributable to increases in accretion income and recoveries on loan pay-offs as a percentage of average acquired loans for loans acquired in connection with the February 2013 merger with BancTrust Financial Group, Inc. (BancTrust), increases in recoveries on loans acquired in the April 2011 acquisition of Heritage Banking Group (Heritage) and the March 2012 merger with Bay Bank and Trust Company (Bay Bank) and increases in other interest and fees earned on all acquired loans.  As a result of these factors, interest income-FTE increased $2.0 million, or 1.9%, in the first three months of 2015 compared to the same time period in 2014.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.15% for the first three months of 2014 to 4.07% for the same time period in 2015, a decrease of 8 basis points.

Average interest-bearing liabilities for the first three months of 2015 totaled $7.817 billion compared with $7.790 billion for the same time period in 2014, an increase of $26.9 million, or 0.3%.  Average interest-bearing deposits for the first three months of 2015 decreased $296.0 million, or 4.0%, compared to the same time period in 2014, principally due to declines in certificates of deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.  The combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased $323.0 million, or 69.0%, when the first three months of 2015 are compared to the same time period in 2014, which was primarily attributable to increased balances of federal funds purchased and securities sold under repurchase agreements as well as short-term FHLB advances obtained from the FHLB of Dallas as Trustmark chose to utilize these less costly sources of funding.  Total interest expense for the first three months of 2015 decreased $765 thousand, or 13.2%, when compared with the same time period in 2014, principally due to the $1.1 million, or 25.6%, decrease in interest expense on deposit accounts as a result of the decline in interest-bearing deposits.  As a result of these factors, the overall yield on interest-bearing liabilities declined 4 basis points to 0.26% when the first three months of 2015 is compared with the same time period in 2014.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015			2014

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$217	$-	0.00%	$6,460	$5	0.31%
Securities - taxable	3,310,323	19,586	2.40%	3,255,139	19,220	2.39%
Securities - nontaxable	169,028	1,789	4.29%	180,783	1,920	4.31%
Loans (LHFS and LHFI)	6,561,430	69,658	4.31%	5,950,720	66,185	4.51%
Acquired loans	526,127	15,078	11.62%	785,528	16,786	8.67%
Other earning assets	46,368	393	3.44%	36,820	375	4.13%
Total interest-earning assets	10,613,493	106,504	4.07%	10,215,450	104,491	4.15%
Cash and due from banks	290,251			407,078
Other assets	1,303,552			1,376,024
Allowance for loan losses	(81,993)			(79,736)
Total Assets	$12,125,303			$11,918,816

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,025,587	3,247	0.19%	$7,321,624	4,365	0.24%
Federal funds purchased and securities sold under repurchase agreements	421,206	143	0.14%	282,816	76	0.11%
Other borrowings	369,752	1,649	1.81%	185,179	1,363	2.99%
Total interest-bearing liabilities	7,816,545	5,039	0.26%	7,789,619	5,804	0.30%
Noninterest-bearing demand deposits	2,741,945			2,630,785
Other liabilities	129,844			130,749
Shareholders' equity	1,436,969			1,367,663
Total Liabilities and Shareholders' Equity	$12,125,303			$11,918,816

Net Interest Margin		101,465	3.88%		98,687	3.92%

Less tax equivalent adjustment		4,073			3,783

Net Interest Margin per Consolidated Statements of Income		$97,392			$94,904

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI, for the first three months of 2015 totaled 0.11% of average LHFI, compared with -0.05% of average LHFI for the same time period in 2014.  The increase in the provision during the first three months of 2015 was primarily a result of declines in recoveries and reserves released, principally in the Florida market region, changes in the quantitative and qualitative reserve factors and growth in LHFI balances when compared to the same time period in 2014.

During the first quarter of 2015, Trustmark revised the quantitative portion of the allowance for loan loss methodology for commercial LHFI to reflect a Loss Emergence Period (LEP) of 1.5 years rather than a one year period.  The LEP refers to the period of time between the events that trigger a loss and a charge-off of that loss.  Losses are usually not immediately known, and determining the loss event can be challenging.  It takes time for the borrower and extent of loss to be identified and determined.  Trustmark may not be aware that the loss event has occurred until the borrower exhibits the inability to pay or other evidence of credit deterioration.  Trustmark considers the loss event to have occurred within a one year period prior to the event of default and the charge-off of the loss within a six month period after the event of default, resulting in a 1.5 year LEP.  An additional provision of approximately $2.3 million was recorded in the first quarter of 2015 as result of this revision to the quantitative portion of the allowance for loan loss methodology for commercial LHFI.

During the first quarter of 2015, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI by eliminating caps and floors from the criticized risk grades.  The caps and floors for criticized risk ratings were eliminated in order to allow the risk associated with those credits to be reflected without constraint of pre-existing limits (caps and floors) on the risk ratings.  The elimination of the caps and floors for criticized risk ratings in the qualitative portion of the allowance for loan loss methodology for commercial LHFI resulted in a provision recapture of $1.8 million in the first quarter of 2015.  Trustmark also revised the qualitative and quantitative portions of the allowance for loan loss methodology for commercial LHFI by adjusting the Florida market region’s distribution factors.  When the current allowance for loan loss methodology was originally established, the vast majority of the reserve for the Florida market region’s assets was covered by the quantitative features of the allowance for loan loss methodology due to the amount of gross charge-offs at that time and captured the vast majority of the embedded risk in the portfolio.  The distribution for the Florida market region was adjusted to be the same as Trustmark’s other key market regions since the credit metrics in the Florida market region now more closely resemble Trustmark as a whole.  The change in the Florida market region distribution resulted in an additional provision expense of $2.0 million related to the qualitative portion and an additional provision expense of $905 thousand related to the quantitative portion of the allowance for loan loss methodology for commercial LHFI in the first quarter of 2015.  Combined, these revisions to the allowance for loan loss methodology for commercial LHFI resulted in an additional provision of approximately $1.1 million during the first quarter of 2015.  For additional information on changes to Trustmark’s allowance for loan loss methodology for LHFI, please see Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI located elsewhere in this report.

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Alabama	$761	$472
Florida	1,833	(3,499)
Mississippi (1)	(2,729)	1,983
Tennessee (2)	1,432	(915)
Texas	488	1,154
Total provision for loan losses, LHFI	$1,785	$(805)

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

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The increase in the provision for loan losses, acquired loans during the first three months of 2015 when compared to the same time period in 2014 was principally due to an increase in net charge-offs of acquired loans and changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
BancTrust	$685	$152
Bay Bank	(18)	382
Heritage	(320)	(471)
Total provision for loan losses, acquired loans	$347	$63

Noninterest Income

Noninterest income represented 30.3% and 31.5% of total revenue, before securities gains, net for the first three months of 2015 and 2014, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

Three Months Ended March 31,
2015	2014	$ Change	% Change
Service charges on deposit accounts	$11,085	$11,568	$(483)	-4.2%
Bank card and other fees	6,762	9,081	(2,319)	-25.5%
Mortgage banking, net	8,965	6,829	2,136	31.3%
Insurance commissions	8,616	8,097	519	6.4%
Wealth management	7,990	8,135	(145)	-1.8%
Other, net	(1,055)	(21)	(1,034)	n/	m
Total noninterest income before securities gains, net	42,363	43,689	(1,326)	-3.0%
Securities gains, net	-	389	(389)	-100.0%
Total noninterest income	$42,363	$44,078	$(1,715)	-3.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decline in noninterest income during the first three months of 2015 when compared to the same time period in 2014 was primarily the result of declines in bank card and other fees resulting from lower interchange income and declines in other, net resulting from decreases in other miscellaneous income and the cash surrender value of bank-owned life insurance policies and an increase in the net reduction of the FDIC indemnification asset.  These declines were partially offset by growth in mortgage banking revenues due principally to higher gains on secondary marketing loan sales resulting from higher spreads and volumes.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Segment Information” located elsewhere in this report.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The decrease in bank card and other fees for the first three months of 2015 when compared to the first three months of 2014 was primarily the result of declines in interchange income.

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

In accordance with the FRB final rule, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.  Trustmark’s noninterest income declined $2.7 million during the first three months of 2015 as a result of the FRB final rule.  The full impact of the FRB final rule is expected to reduce noninterest income by an estimated $10.0 to $11.0 million for 2015 based on current transaction volume.  Management has identified a number of strategic priorities, such as process improvements, expense management and, as previously discussed, continued realignment of Trustmark’s branch network, that when combined with current fee improvement options being evaluated within various areas of Trustmark’s retail banking section are expected to offset, in part, the impact of the FRB final rule.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Mortgage servicing income, net	$4,897	$4,539	$358	7.9%
Change in fair value-MSR from runoff	(2,213)	(1,812)	(401)	-22.1%
Gain on sales of loans, net	3,716	1,839	1,877	n/	m
Other, net	1,245	400	845	n/	m
Mortgage banking income before hedge ineffectiveness	7,645	4,966	2,679	53.9%
Change in fair value-MSR from market changes	(2,368)	(723)	(1,645)	n/	m
Change in fair value of derivatives	3,688	2,586	1,102	42.6%
Net positive hedge ineffectiveness	1,320	1,863	(543)	-29.1%
Mortgage banking, net	$8,965	$6,829	$2,136	31.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in net revenue from mortgage banking when the first three months of 2015 is compared to the first three months of 2014 was principally due to higher gains on secondary marketing sales and the net valuation increase in the fair value of LHFS, interest rate lock commitments and forward sales contracts.  Mortgage loan production for the three months ended March 31, 2015 was $304.6 million, an increase of $74.2 million, or 32.2%, when compared to $230.3 million for the three months ended March 31, 2014, reflecting industry-wide improvements in real estate and construction activity as well as increased mortgage lending activity due to lower mortgage rates.  Loans serviced for others totaled $5.635 billion at March 31, 2015 compared with $5.514 billion at March 31, 2014.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the first three months of 2015 is compared to the same time period in 2014 resulted from increases in the volume of loan sales and higher profit margins from secondary marketing activities.  Loan sales totaled $233.0 million during the first three months of 2015, an increase of $43.1 million when compared with the same time period in 2014.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a net gain of $304 thousand, which was included in mortgage banking, net for the three months ended March 31, 2015.  For additional information, please see the section captioned “LHFS” included elsewhere in this report.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of derivative instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium during both periods, which are both core components of the MSR hedge strategy.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  During the fourth quarter of 2014, Trustmark elected to account for its LHFS purchased or originated on or after October 1, 2014 which are held for sale under the fair value option permitted by FASB ASC Topic 825.  The fair value option election does not apply to GNMA optional repurchase loans.  For additional information regarding this change, see the section captioned “LHFS” located elsewhere in this report.

The increase in other mortgage banking income, net when comparing the three months ended March 31, 2015 with the same period in 2014 primarily resulted from net valuation adjustments in the fair value of LHFS, interest rate lock commitments and forward sales contracts during those periods.  The increase in the positive net valuation adjustment when the first three months of 2015 is compared to the same time period in 2014 was the result of an increase in the positive valuation adjustment to the fair value of interest rate lock commitments as well as a decrease in the negative valuation adjustment to the fair value of forward sales contracts, which was partially offset by a decrease in the positive valuation adjustment to the fair value of LHFS.  See the section captioned “Derivatives” elsewhere in this report for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,472)	$(3,006)	$534	-17.8%
Decrease in FDIC indemnification asset	(970)	(688)	(282)	-41.0%
Increase in life insurance cash surrender value	1,675	2,087	(412)	-19.7%
Other miscellaneous income	712	1,586	(874)	-55.1%
Total other, net	$(1,055)	$(21)	$(1,034)	n/	m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other income, net for the first three months of 2015 when compared to the same time period in 2014 was primarily the result of a decline in other miscellaneous income due to a net loss on the sale of a former bank branch acquired in the merger with BancTrust, a decline in the increase in the net cash surrender value of Trustmark’s non-qualified supplemental retirement plans, and the increase in the net reduction of the FDIC indemnification asset resulting primarily from valuation adjustments for covered other real estate during the period.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Salaries and employee benefits	$57,169	$56,726	$443	0.8%
Services and fees	14,121	13,165	956	7.3%
Net occupancy-premises	6,191	6,606	(415)	-6.3%
Equipment expense	5,974	6,138	(164)	-2.7%
ORE/Foreclosure expense:
Writedowns	1,024	1,182	(158)	-13.4%
Carrying costs	91	2,133	(2,042)	-95.7%
Total ORE/Foreclosure expense	1,115	3,315	(2,200)	-66.4%
FDIC assessment expense	2,940	2,416	524	21.7%
Other expense	11,706	13,252	(1,546)	-11.7%
Total noninterest expense	$99,216	$101,618	$(2,402)	-2.4%

The decrease in noninterest expense for the first three months of 2015 when compared with the same time period in 2014 was primarily attributable to a decrease in ORE/foreclosure expense and other expense, which was partially offset by an increase in services and fees.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Services and Fees

The increase in services and fees for the first three months of 2015 when compared with the same time period in 2014 was primarily due to increases in data processing expense related to software, legal expense and communications expense, which was partially offset by a decline in advertising expense.

FDIC Assessment Expense

The increase in FDIC assessment expense for the first three months of 2015 when compared with the same time period in 2014 primarily resulted from the increase in Trustmark’s assessment base.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act requires the minimum reserve ratio for the Deposit Insurance Fund be increased from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark lost the benefit of this offset beginning in the second quarter 2014.  The change in the assessment methodology was immaterial to Trustmark’s results of operations.

ORE/Foreclosure Expense

The decrease in ORE/Foreclosure expense for the first three months of 2015 compared with the same time period in 2014 was primarily due to the increase in the net gain on the sale of other real estate.  The net gain on sale of other real estate for the first three months of 2015 totaled $1.4 million, compared to a net loss on the sale of other real estate of $535 thousand for the first three months of 2014.  The net gain on sale of other real estate for the first three months of 2015 was primarily due to properties sold in the Alabama market region resulting from foreclosures of loans acquired in the BancTrust merger.  For additional analysis of other real estate and foreclosure expenses, please see the sections captioned “Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate” and “Covered Other Real Estate,” located elsewhere in this report.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Loan expense	$2,721	$3,464	$(743)	-21.4%
Amortization of intangibles	1,991	2,293	(302)	-13.2%
Other miscellaneous expense	6,994	7,495	(501)	-6.7%
Total other expense	$11,706	$13,252	$(1,546)	-11.7%

The decline in other expenses during the first three months of 2015 when compared to the same time period in 2014 was the result of declines in loan expense primarily due to decreases in other loan expense, mortgage loan putback expense and pending foreclosure expense; declines in other miscellaneous expenses primarily due to decreases in franchise taxes and benefit plan expense; and declines in amortization of intangible assets.

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

Trustmark incurred no mortgage loan servicing putback expenses during the first three months of 2015, compared to $150 thousand for the same time period in 2014.  The reserve for mortgage loan servicing putback expenses for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities totaled $1.2 million at March 31, 2015 and December 31, 2014.

There is inherent uncertainty in reasonably estimating the requirement for reserves against potential future mortgage loan servicing putback expenses.  Future putback expenses are dependent on many subjective factors, including the review procedures of the purchasers and the potential refinance activity on loans sold with servicing released and the subsequent consequences under the representations and warranties.  Trustmark believes that it has appropriately reserved for potential mortgage loan servicing putback requests.

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as a result of a change in supervision of this group for segment reporting purposes.  For financial information by reportable segment, please see Note 17 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  Prior period financial information by reportable segment includes the appropriate reclassifications to conform to the current period presentation.  The following discusses changes in the financial results of each reportable segment for the three months ended March 31, 2015 and 2014.

General Banking Division

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through 202 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, restricted stock, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Net interest income for the General Banking Division for the three months ended March 31, 2015 increased $2.6 million, or 2.7%, when compared with the same time period in 2014.  The growth in net interest income is mostly due to increases in interest and fees on LHFS and LHFI as well as declines in the cost of interest-bearing deposits.  The provision for loan losses, net for the three months ended March 31, 2015 totaled $2.1 million compared to a negative $742 thousand for the same period in 2014, an increase of $2.9 million.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations,” located elsewhere in this report.

Noninterest income for the General Banking Division decreased $2.1 million, or 7.7%, during the first three months of 2015 compared to the same time period in 2014.  Noninterest income for the General Banking Division represented 20.9% of total revenues for the first three months of 2015 as opposed to 22.7% for the same time period in 2014.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division decreased $3.1 million, or 3.5%, during the first three months of 2015 compared with the same time period in 2014.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

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

During the first three months of 2015, net income for the Wealth Management Division decreased $431 thousand, or 35.6%, when compared to the same time period in 2014.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $90 thousand, or 1.1%, when the first three months of 2015 are compared to the same time period in 2014.  The decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in annuity income generated by the brokerage services unit, partially offset by growth in commissions and fees on brokerage services.  Noninterest expense increased $336 thousand, or 5.2%, during the first three months of 2015 compared to the same time period in 2014, primarily due to increases in services and fees and other expense.  The increase in services and fees for the Wealth Management Division was primarily due to increases in other outside services and fees and data processing expenses.  The increase in other expense for the Wealth Management Division was the result of increases across all categories of other noninterest expense.

At March 31, 2015 and 2014, Trustmark held assets under management and administration of $10.881 billion and $11.138 billion and brokerage assets of $1.594 billion and $1.489 billion, respectively.

Insurance Division

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

Net income for the Insurance Division during the first three months of 2015 increased $120 thousand, or 12.2%, compared to the same time period in 2014.  Noninterest income for the Insurance Division increased $518 thousand, or 6.4%, when the first three months of 2015 are compared to the same time period in 2014.  The increase in noninterest income was due to new business commission volume primarily in group health and commercial property and casualty coverage.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $332 thousand, or 5.0%, when the first three months of 2015 is compared to the same time period in 2014, primarily due to higher commissions expense resulting from improved performance in the Insurance Division.

Income Taxes

For the three months ended March 31, 2015, Trustmark’s combined effective tax rate was 24.1% compared to 23.9% for the same time period in 2014.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.613 billion, or 87.5% of total average assets, at March 31, 2015, compared with $10.215 billion, or 85.7% of total average assets, at March 31, 2014, an increase of $398.0 million, or 3.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased slightly to 3.7 years at March 31, 2015, compared to 3.9 years at December 31, 2014.

When compared with December 31, 2014, total investment securities increased by $20.8 million during the first three months of 2015.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.  Trustmark sold no securities during the first three months of 2015, compared to $25.9 million sold during the first three months of 2014, which generated a gain of $389 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying balance sheets totaled $39.0 million ($24.1 million net of tax) compared to approximately $40.4 million ($24.9 million net of tax) at December 31, 2014.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At March 31, 2015, available for sale securities totaled $2.381 billion, which represented 66.8% of the securities portfolio, compared to $2.375 billion, or 67.0%, at December 31, 2014.  At March 31, 2015, unrealized gains, net on available for sale securities totaled $41.0 million compared to $22.6 million at December 31, 2014.  At March 31, 2015, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2015, held to maturity securities totaled $1.185 billion and represented 33.2% of the total securities portfolio, compared with $1.171 billion, or 33.0%, at December 31, 2014.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 93.5% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of March 31, 2015, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio in light of issues currently facing these entities.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2015 ($ in thousands):

	March 31, 2015
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,178,005	93.1%	$2,213,219	92.9%
Aa1 to Aa3	90,649	3.9%	94,187	4.0%
A1 to A3	3,101	0.1%	3,161	0.1%
Not Rated (1)	68,712	2.9%	70,892	3.0%
Total securities available for sale	$2,340,467	100.0%	$2,381,459	100.0%

Securities Held to Maturity
Aaa	$1,121,626	94.7%	$1,145,838	94.5%
Aa1 to Aa3	42,367	3.6%	45,593	3.8%
A1 to A3	2,075	0.2%	2,105	0.2%
Not Rated (1)	18,486	1.5%	18,969	1.5%
Total securities held to maturity	$1,184,554	100.0%	$1,212,505	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2015, approximately 92.9% of the available for sale securities and 94.7% of the held to maturity securities were rated Aaa.

LHFS

At March 31, 2015, LHFS totaled $150.4 million, consisting of $133.8 million of residential real estate mortgage loans in the process of being sold to third parties and $16.6 million of GNMA optional repurchase loans.  At December 31, 2014, LHFS totaled $132.2 million, consisting of $91.2 million of residential real estate mortgage loans in the process of being sold to third parties and $41.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During the fourth quarter of 2014, Trustmark elected to account for its LHFS purchased or originated on or after October 1, 2014 under the fair value option.  The fair value option election does not apply to the GNMA optional repurchase loans.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2015, $382 thousand was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2015 included $1.1 million of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

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

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a net gain of $304 thousand, which was included in mortgage banking, net for the three months ended March 31, 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2014.

LHFI

The table below shows the carrying value of the LHFI portfolio by type for each of the periods presented ($ in thousands):

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$691,657	10.8%	$619,877	9.6%
Secured by 1- 4 family residential properties	1,613,993	25.1%	1,634,397	25.4%
Secured by nonfarm, nonresidential properties	1,516,895	23.7%	1,553,193	24.1%
Other real estate secured	233,322	3.6%	253,787	3.9%
Commercial and industrial loans	1,228,788	19.2%	1,270,350	19.7%
Consumer loans	161,535	2.5%	167,964	2.6%
State and other polictical subdivision loans	614,330	9.6%	602,727	9.3%
Other loans	353,356	5.5%	347,174	5.4%
LHFI	$6,413,876	100.0%	$6,449,469	100.0%

LHFI at March 31, 2015 totaled $6.414 billion compared to $6.449 billion at December 31, 2014, a decrease of $35.6 million, or 0.6%, due to declines in loans secured by real estate and commercial and industrial loans, primarily due to pay-downs in the Mississippi market region, which were largely offset by increased loan demand and growth in the Alabama, Texas and Tennessee market regions.

LHFI secured by real estate decreased $5.4 million, or 0.1%, during the first three months of 2015 as growth in construction, land development and other land loans was effectively offset by declines in all other real estate secured LHFI.  The commercial real estate loan portfolio decreased $36.3 million, or 2.3%, during the first three months of 2015.  The decline in the commercial real estate loan portfolio was primarily attributable to decreases in non-owner occupied loans in Trustmark’s Texas and Mississippi market regions partially offset by growth in the Alabama market region.  Other real estate secured LHFI decreased $20.5 million, or 8.1%, during the first three months of 2015, primarily due to decreases in multi-family residential loans in the Mississippi market region.  During the first quarter of 2015, many customers took advantage of attractive, lower mortgage rates; Trustmark elected to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.  As a result, the 1-4 family mortgage loan portfolio decreased $20.4 million, or 1.2%, during the first three months of 2015, primarily in the Mississippi, Tennessee and Florida market regions, which was partially offset by growth in the Alabama market region.

LHFI secured by construction, land development and other land increased $71.8 million, or 11.6%, during the first three months of 2015, primarily due to growth in other construction loans and 1-4 family construction.  Other construction loans increased $62.5 million, or 23.1%, during the first three months of 2015, principally due to growth in the Texas, Mississippi, Alabama and Tennessee market regions.  The 1-4 family construction loan portfolio increased $11.9 million, or 8.7%, during the first three months of 2015, principally due to growth in Trustmark’s Alabama, Florida and Texas market regions.

The commercial and industrial loan portfolio decrease of $41.6 million, or 3.3%, was primarily attributable to declines in Trustmark’s Mississippi, Texas and Alabama market regions partially offset by growth in the Tennessee market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At March 31, 2015, energy-related LHFI had outstanding balances of approximately $195.4 million, which represented approximately 3.0% of Trustmark’s total LHFI portfolio.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.  State and other political subdivision LHFI increased $11.6 million, or 1.9%, during the first three months of 2015 due to growth in Trustmark’s Texas, Alabama and Tennessee market regions partially offset by declines in the Mississippi market region.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $6.2 million, or 1.8%, during the first three months of 2015, which represented growth in Trustmark’s Mississippi and Texas market regions, partially offset by declines the Tennessee market region.  The consumer loan portfolio decreased $6.4 million, or 3.8%, during the first three months of 2015, primarily due to declines in the Mississippi market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2015	December 31, 2014
Home equity loans	$60,605	$60,952
Home equity lines of credit	$357,886	$355,402
Percentage of loans and lines for which Trustmark holds first lien	57.1%	57.2%
Percentage of loans and lines for which Trustmark does not hold first lien	42.9%	42.8%

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

The following table provides information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2015 and December 31, 2014 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	March 31, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$188,860	$502,797	$691,657
Secured by 1- 4 family residential properties	1,515,285	98,708	1,613,993
Secured by nonfarm, nonresidential properties	972,747	544,148	1,516,895
Other real estate secured	146,642	86,680	233,322
Commercial and industrial loans	436,890	791,898	1,228,788
Consumer loans	142,949	18,586	161,535
State and other political subdivision loans	515,750	98,580	614,330
Other loans	141,380	211,976	353,356
LHFI	$4,060,503	$2,353,373	$6,413,876

	December 31, 2014
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$215,204	$404,673	$619,877
Secured by 1- 4 family residential properties	1,528,993	105,404	1,634,397
Secured by nonfarm, nonresidential properties	1,003,544	549,649	1,553,193
Other real estate secured	153,261	100,526	253,787
Commercial and industrial loans	513,243	757,107	1,270,350
Consumer loans	148,926	19,038	167,964
State and other political subdivision loans	520,589	82,138	602,727
Other loans	184,968	162,206	347,174
LHFI	$4,268,728	$2,180,741	$6,449,469

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

The following table presents the LHFI composition by region at March 31, 2015 and reflects a diversified mix of loans by region ($ in thousands):

	March 31, 2015
LHFI Composition by Region	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land	$691,657	$84,244	$61,909	$244,335	$50,198	$250,971
Secured by 1-4 family residential properties	1,613,993	45,686	48,707	1,378,256	124,642	16,702
Secured by nonfarm, nonresidential properties	1,516,895	108,858	167,899	754,282	149,548	336,308
Other real estate secured	233,322	14,771	5,526	151,607	26,038	35,380
Commercial and industrial loans	1,228,788	81,484	11,289	772,678	109,535	253,802
Consumer loans	161,535	16,579	2,380	123,415	16,352	2,809
State and other political subdivision loans	614,330	44,108	27,434	449,339	20,327	73,122
Other loans	353,356	18,921	18,632	241,744	37,690	36,369
LHFI	$6,413,876	$414,651	$343,776	$4,115,656	$534,330	$1,005,463

Construction, Land Development and Other Land Loans by Region
Lots	$46,700	$4,696	$22,204	$13,802	$1,956	$4,042
Development	53,793	5,143	6,524	32,184	886	9,056
Unimproved land	109,869	7,835	22,231	47,341	22,509	9,953
1-4 family construction	148,566	27,066	10,804	70,670	3,387	36,639
Other construction	332,729	39,504	146	80,338	21,460	191,281
Construction, land development and other land loans	$691,657	$84,244	$61,909	$244,335	$50,198	$250,971

Loans Secured by Nonfarm, Nonresidential Properties by Region
Income producing:
Retail	$194,635	$21,719	$41,559	$64,736	$19,853	$46,768
Office	195,111	14,306	41,765	79,718	7,593	51,729
Nursing homes/assisted living	78,785	-	-	72,893	5,892	-
Hotel/motel	112,494	11,555	19,187	37,702	33,941	10,109
Industrial	45,236	5,342	4,595	11,573	1,109	22,617
Health care	25,824	2,389	-	23,408	27	-
Convenience stores	10,165	242	-	5,230	1,209	3,484
Other	154,018	5,548	17,834	69,896	4,988	55,752
Total income producing loans	816,268	61,101	124,940	365,156	74,612	190,459

Owner-occupied:
Office	109,847	6,919	16,186	56,121	7,953	22,668
Churches	96,168	3,953	3,161	47,597	31,071	10,386
Industrial warehouses	117,065	3,406	3,979	59,813	11,343	38,524
Health care	111,405	13,512	7,770	60,731	9,434	19,958
Convenience stores	63,363	484	1,519	45,868	2,962	12,530
Retail	37,976	2,208	4,035	25,396	3,305	3,032
Restaurants	27,915	1,651	1,948	23,356	-	960
Auto dealerships	13,503	6,210	90	5,837	1,349	17
Other	123,385	9,414	4,271	64,407	7,519	37,774
Total owner-occupied loans	700,627	47,757	42,959	389,126	74,936	145,849
Loans secured by nonfarm, nonresidential properties	$1,516,895	$108,858	$167,899	$754,282	$149,548	$336,308

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

There is no industry standard definition of “subprime loans.”  Trustmark categorizes certain loans as subprime for its purposes using a set of factors, which Management believes are consistent with industry practice.  Trustmark has not originated or purchased subprime mortgages.  At March 31, 2015 and December 31, 2014, Trustmark held “alt A” mortgages with an aggregate principal balance of $1.5 million (0.04% of total LHFI secured by real estate at that date).  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the FNMA “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including (but not limited to) recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming LHFI; changes in levels and trends of net charge-offs; changes in interest rates and collateral, financial and underwriting exceptions; and loan facility risk.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance, please see Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI located elsewhere in this report.

At March 31, 2015, the allowance for loan losses, LHFI, was $71.3 million, an increase of $1.7 million, or 2.4%, when compared with December 31, 2014.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, increased to 205.52% at March 31, 2015, compared to 180.95% at December 31, 2014 due to the decline in the balance of nonperforming LHFI, excluding impaired LHFI, during the first three months of 2015.  Allocation of Trustmark’s $71.3 million allowance for loan losses, LHFI, represented 1.30% of commercial LHFI and 0.61% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.11% as of March 31, 2015.  This compares with an allowance to total LHFI of 1.08% at December 31, 2014, which was allocated to commercial LHFI at 1.23% and to consumer and mortgage LHFI at 0.67%.

Charge-offs exceeded recoveries for the first three months of 2015 resulting in a net charge-off of $80 thousand, or 0.005% of average LHFI, compared to a net recovery of $1.9 million, or -0.13% of average LHFI, during the same time period in 2014.  The increase in net charge-offs during the first three months of 2015 can be primarily attributed to a decrease in recoveries in the Florida market region compared to the same time period in 2014.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

The following table presents the net charge-offs (recoveries) for LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Alabama	$144	$55
Florida	(28)	(2,524)
Mississippi (1)	143	676
Tennessee (2)	(216)	(1)
Texas	37	(81)
Total net charge-offs (recoveries)	$80	$(1,875)

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

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of nonperforming assets, excluding acquired loans and covered other real estate, by geographic market regions at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Nonaccrual LHFI
Alabama	$902	$852
Florida	8,179	11,091
Mississippi (1)	52,145	57,129
Tennessee (2)	4,197	5,819
Texas	11,585	4,452
Total nonaccrual LHFI	77,008	79,343
Other real estate
Alabama	21,795	21,196
Florida	34,746	35,324
Mississippi (1)	15,143	17,397
Tennessee (2)	10,072	10,292
Texas	8,419	8,300
Total other real estate, excluding covered other real estate	90,175	92,509
Total nonperforming assets	$167,183	$171,852

Nonperforming assets/total loans (LHFI and LHFS) and ORE	2.51%	2.57%

Loans past due 90 days or more
LHFI	$1,413	$2,764

LHFS - Guaranteed GNMA serviced loans (3)	$7,584	$25,943

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

During the first three months of 2015, nonaccrual LHFI decreased $2.3 million, or 2.9%, relative to December 31, 2014 to total $77.0 million, or 1.17% of total LHFI and LHFS.  The decrease in nonaccrual LHFI was principally the result of several substandard credits in Trustmark’s Mississippi, Florida, Tennessee and Texas market regions migrating off of nonaccrual status, which were partially offset by a $8.4 million multi-family development in the Texas market region migrating to nonaccrual status during the first three months of 2015.  The following table illustrates nonaccrual LHFI by loan type at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Loans secured by real estate:
Construction, land development and other land	$20,134	$13,867
Secured by 1-4 family residential properties	23,620	25,621
Secured by nonfarm, nonresidential properties	17,887	25,717
Other real estate secured	723	1,318
Commercial and industrial	14,057	12,104
Consumer loans	96	88
State and other political subdivision loans	-	-
Other loans	491	628
Total nonaccrual LHFI	$77,008	$79,343

Other Real Estate, Excluding Covered Other Real Estate

At March 31, 2015, other real estate, excluding covered other real estate, totaled $90.2 million, a decrease of $2.3 million, or 2.5%, when compared with December 31, 2014.  The decrease in other real estate, excluding covered other real estate, was principally attributable to a decrease in the Mississippi market region.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2015
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	8,656	2,776	2,925	1,275	47	1,633
Disposals	(10,108)	(1,473)	(2,766)	(3,581)	(774)	(1,514)
Write-downs	(882)	(704)	(737)	52	507	-
Balance at end of period	$90,175	$21,795	$34,746	$15,143	$10,072	$8,419

	Three Months Ended March 31, 2014
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489
Additions	13,694	1,864	9,589	2,002	239	-
Disposals	(7,594)	(3,636)	(1,684)	(1,876)	(42)	(356)
Write-downs	(1,103)	(37)	(372)	(605)	(89)	-
Balance at end of period	$111,536	$24,103	$42,013	$22,287	$13,000	$10,133

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $2.8 million of BancTrust properties foreclosed during the first three months of 2015, $425 thousand of write-downs of BancTrust other real estate and the sale of $2.1 million of BancTrust other real estate in Florida during the first three months of 2015.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $4.6 million during the first three months of 2015.

The following table illustrates other real estate, excluding covered other real estate, by type of property at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Construction, land development and other land properties	$59,286	$61,015
1-4 family residential properties	8,637	10,150
Nonfarm, nonresidential properties	20,757	19,696
Other real estate properties	1,495	1,648
Total other real estate, excluding covered other real estate	$90,175	$92,509

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $221 thousand during the first three months of 2015 compared to the same time period in 2014.  The decrease in write-downs on other real estate, excluding covered other real estate, during the first three months of 2015 was primarily the result of a $1.8 million increase in the reserve for write-downs of other real estate during the fourth quarter of 2014, principally in the Alabama market region, and write-downs on BancTrust related other real estate that was revalued during the first three months of 2015, which were partially offset by reserves for write-downs of other real estate released in the Tennessee and Mississippi market regions.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Alabama	$704	$37
Florida	737	372
Mississippi (1)	(52)	605
Tennessee (2)	(507)	89
Texas	-	-
Total write-downs of other real estate, excluding covered other real estate	$882	$1,103

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Acquired Loans

As of March 31, 2015 and December 31, 2014, acquired loans consisted of the following ($ in thousands):

	March 31, 2015		December 31, 2014
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$51,363	$1,447	$58,309	$1,197
Secured by 1-4 family residential properties	111,830	11,200	116,920	13,180
Secured by nonfarm, nonresidential properties	177,210	5,844	202,323	7,672
Other real estate secured	26,819	1,469	27,813	1,096
Commercial and industrial loans	81,261	255	88,256	277
Consumer loans	8,494	-	9,772	-
Other loans	21,195	56	22,390	204
Acquired loans	478,172	20,271	525,783	23,626
Less allowance for loan losses, acquired loans	11,106	731	10,541	1,518
Net acquired loans	$467,066	$19,540	$515,242	$22,108

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

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2014	$639,656	$123,085	$30,166	$1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (2)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	434,151	81,091	20,504	1,604
Accretion to interest income	9,452	270	745	(1)
Payments received, net	(53,314)	(4,175)	(4,097)	(3)
Other (2)	156	-	1	-
Less change in allowance for loan losses, acquired loans	(565)	-	787	-
Carrying value, net at March 31, 2015	$389,880	$77,186	$17,940	$1,600

(1)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2)	Includes acquired loan terminations through foreclosure, charge-off, pool recovery and other terminations.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property at March 31, 2015 and December 31, 2014 ($ in thousands):

	March 31, 2015	December 31, 2014
Construction, land development and other land properties	$942	$1,917
1-4 family residential properties	1,126	1,103
Nonfarm, nonresidential properties	1,998	2,296
Other real estate properties	728	744
Total covered other real estate	$4,794	$6,060

The following table illustrates changes and losses, net on covered other real estate for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$6,060	$5,108
Transfers from covered loans	-	98
FASB ASC 310-30 adjustment for the residual recorded investment	(903)	(52)
Net transfers from covered loans	(903)	46
Disposals	(221)	(315)
Write-downs	(142)	(80)
Balance at end of period	$4,794	$4,759

Loss, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(53)	$(120)

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first three months of 2015 and 2014, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual FDIC agreement period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first three months of 2015 and 2014 included $430 thousand and $332 thousand, respectively, of amortization of the FDIC indemnification asset as a result of improvements in the expected cash flows and lower loss expectations.  During the first three months of 2015 and 2014, other noninterest income also included a reduction of the FDIC indemnification asset of $285 thousand and $356 thousand, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Also included in other noninterest income for the first three months of 2015 was a reduction of the FDIC indemnification asset of $256 thousand related to sales and valuation adjustments of covered other real estate during the period.

The following table illustrates changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$6,997	$14,347
Amortization	(430)	(332)
Transfers to FDIC claims	(1,283)	(139)
Change in expected cash flows	(391)	(239)
Change in FDIC true-up provision	(150)	(150)
Balance at end of period	$4,743	$13,487

Pursuant to the provisions of the loss-share agreement with the FDIC, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.2 million at March 31, 2015 compared to $2.1 million at December 31, 2014.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.907 billion at March 31, 2015 compared to $9.698 billion at December 31, 2014, an increase of $208.6 million, or 2.2%.  Growth in noninterest-bearing and interest-bearing deposits totaled $188.2 million, or 6.8%, and $20.4 million, or 0.3%, respectively, during the first three months of 2015.  The increase in noninterest-bearing deposits was primarily due to growth across all categories of demand deposit accounts.  The increase in interest-bearing deposits resulted primarily from growth in personal savings accounts and interest checking accounts as well as the addition of $30.0 million of term fixed-rate brokered CDs during the period, which was largely offset by declines in all other time deposits.   Excluding the brokered CDs, time deposit account balances declined by $78.2 million during the first three months of 2015 as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued shift from longer-term commitments due to the low interest rate environment.  For additional information regarding Trustmark’s brokered deposits, please see the section captioned “Liquidity” included elsewhere in this report.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $573.8 million at March 31, 2015, a decrease of $294.9 million, or 33.9%, when compared with $868.6 million at December 31, 2014.  Federal funds purchased and securities sold under repurchase agreements totaled $523.2 million at March 31, 2015 compared to $443.5 million at December 31, 2014, an increase of $79.6 million, or 18.0%.  Of these amounts $217.2 million and $213.5 million, respectively, represented customer related transactions, such as commercial sweep repo balances.  Excluding customer related transactions, federal funds purchased totaled $306.0 million at March 31, 2015, an increase of $76.0 million when compared with $230.0 million at December 31, 2014, as Trustmark increased its upstream federal funds purchased as a less costly source of funding.  Other short-term borrowings decreased $374.5 million during the first three months of 2015 primarily due to $350.0 million of short-term FHLB advances provided by the FHLB of Dallas which matured during the quarter and $28.5 million of GNMA optional repurchase loans which were repurchased and subsequently sold during the quarter.  For additional information regarding Trustmark’s GNMA optional repurchase loans, please see the section captioned “LHFS” included elsewhere in this report.  For additional information regarding Trustmark’s short-term FHLB advances, please see the section captioned “Liquidity” included elsewhere in this report.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” of Note 11 – Contingencies included in Part I. Item 1. – Financial Statements – of this report.

Off-Balance Sheet Arrangements

Information required in this section is set forth under the heading “Lending Related” of Note 11 – Contingencies included in Part I. Item 1. – Financial Statements – of this report.

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2014.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2015, Trustmark’s total shareholders’ equity was $1.446 billion, an increase of $26.1 million, or 1.8%, from its level at December 31, 2014.  During the first three months of 2015, shareholders’ equity increased primarily as a result of net income of $29.1 million and the net unrealized gain on securities available for sale of $11.4 million, net of tax, which was partially offset by common stock dividends of $15.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements, as described in the section captioned “Recent Legislative and Regulatory Developments” located elsewhere in this report.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2015, Trustmark and TNB exceeded all applicable minimum capital standards for the parent company and its primary banking subsidiary.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since March 31, 2015, which Management believes have affected Trustmark’s or TNB's present classification.

During 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes (the Notes).  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  Trustmark will continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

The following table illustrates Trustmark's and TNB's actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2015 (Basel III) and December 31, 2014 (Basel I) ($ in thousands):

Actual Regulatory Capital	Minimum	To Be Well
Amount	Ratio	Requirement	Capitalized
At March 31, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,117,340	13.14%	4.50%	n/	a
Trustmark National Bank	1,156,239	13.60%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,175,578	13.83%	6.00%	n/	a
Trustmark National Bank	1,156,239	13.60%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,268,725	14.92%	8.00%	n/	a
Trustmark National Bank	1,249,386	14.70%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,175,578	9.99%	4.00%	n/	a
Trustmark National Bank	1,156,239	9.84%	4.00%	5.00%

At December 31, 2014:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,069,630	12.75%	n/	a	n/	a
Trustmark National Bank	1,108,399	13.24%	n/	a	n/	a

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	4.00%	n/	a
Trustmark National Bank	1,108,399	13.24%	4.00%	6.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	8.00%	n/	a
Trustmark National Bank	1,198,697	14.32%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	4.00%	n/	a
Trustmark National Bank	1,108,399	9.46%	4.00%	5.00%

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2015 and 2014 were $0.23.  Trustmark’s indicated dividend for 2015 is $0.92 per common share, which is the same as dividends per common share in 2014.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled $9.768 billion for the first three months of 2015 and represented approximately 80.6% of average liabilities and shareholders’ equity, compared to average deposits of $9.952 billion, which represented 83.5% of average liabilities and shareholders’ equity for the same time period in 2014.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2015, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $23.2 million compared to $36.5 million at December 31, 2014.  At March 31, 2015, Trustmark had $30.0 million in term fixed-rate brokered CDs outstanding, compared to none at December 31, 2014.  The addition of these short-term brokered CDs during the first three months of 2015 was part of Trustmark’s normal periodic testing of wholesale funding lines.

At March 31, 2015 and December 31, 2014, Trustmark had $6.5 million of reciprocal Certificate of Deposit Account Registry Service (CDARS) time deposits, which were acquired in the BancTrust merger.  CDARS is a product offered by a third-party through which a customer’s deposits in excess of FDIC insurance limits is distributed to multiple participating banks, with Trustmark remaining as the relationship bank.  When a customer’s excess deposits are distributed through the CDARS system, Trustmark receives reciprocal excess deposits from other participating banks.  Trustmark has no customer relationship or contact with the customers whose excess deposits it receives.  The funds are entitled to 100% FDIC insurance coverage as none of the deposits received exceed the FDIC insurance limit at the individual customer level.

At March 31, 2015, Trustmark had $306.0 million upstream federal funds purchased, compared to $230.0 million at December 31, 2014.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term advances at March 31, 2015 compared to $350.0 million of short-term advances outstanding at December 31, 2014.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.995 billion at March 31, 2015.  In addition, at March 31, 2015, Trustmark had $7.9 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $8.0 million at December 31, 2014.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At March 31, 2015, Trustmark had approximately $669.0 million available in repurchase agreement capacity compared to $893.0 million at December 31, 2014.  The decrease in repurchase agreement capacity at March 31, 2015, was primarily due to the seasonal increase in Trustmark’s public deposit pledging requirement.

Another borrowing source is the Discount Window.  At March 31, 2015, Trustmark had approximately $919.4 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $955.3 million at December 31, 2014.

TNB has outstanding $50.0 million in aggregate principal amount of the Notes due December 15, 2016.  At March 31, 2015, the carrying amount of the Notes was $49.9 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

During 2006, Trustmark completed a private placement of $60.0 million of trust preferred securities through a newly formed Delaware trust affiliate, the Trust.  The trust preferred securities mature September 30, 2036 and are redeemable at Trustmark’s option.  The proceeds from the sale of the trust preferred securities were used by the Trust to purchase $61.9 million in aggregate principal amount of Trustmark’s junior subordinated debentures.

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2015, Trustmark had no shares of preferred stock issued.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $341 thousand at March 31, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $736 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $415.1 million at March 31, 2015, with a positive valuation adjustment of $1.1 million, compared to $230.4 million, with a positive valuation adjustment of $285 thousand at December 31, 2014.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium during both periods, which are both core components of the MSR hedge strategy.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $344.7 million related to this program, compared to $349.4 million as of December 31, 2014.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivative obligations.

As of March 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.1 million compared to $1.9 million as of December 31, 2014.  As of March 31, 2015, Trustmark had posted collateral of $2.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of March 31, 2015 and December 31, 2014, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.0 million and $19.1 million, respectively.  As of March 31, 2015 and December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.1 million and $6.2 million, respectively.  The fair values of these risk participation agreements were immaterial at March 31, 2015 and December 31, 2014.

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

Financial simulation models are the primary tools used by Trustmark’s Asset/Liability Committee to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 3.8% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at March 31, 2015, compared to an increase in net interest income of 2.6% at March 31, 2014.  In the event of a 100 basis point decrease in interest rates using static balances at March 31, 2015 and 2014, it is estimated that net interest income may decrease by 5.9% and 4.5%, respectively.  At March 31, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.  The table below summarizes the effect various interest rate shift scenarios would have on net interest income at March 31, 2015 and 2014:

	Estimated % Change in Net Interest Income
Change in Interest Rates	2015	2014
+200 basis points	3.8%	2.6%
+100 basis points	2.0%	1.3%
-100 basis points	-5.9%	-4.5%

As shown in the table above, the interest rate shocks for the first three months of 2015 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2015 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark also uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of March 31, 2015 and 2014, the EVE at risk for an instantaneous up 200 basis point shift in rates could produce an increase in net portfolio value of 10.4% and 3.9%, respectively.  An instantaneous 100 basis point decrease in interest rates could produce a decline in net portfolio value of 13.2% and 4.1% at March 31, 2015 and 2014, respectively.  At March 31, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2015 and 2014:

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2015	2014
+200 basis points	10.4%	3.9%
+100 basis points	6.4%	2.7%
-100 basis points	-13.2%	-4.1%

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

At March 31, 2015, the MSR fair value was approximately $62.9 million, compared to $67.6 million at March 31, 2014.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rates at March 31, 2015, would be a decline in fair value of approximately $2.5 million and $2.0 million, respectively, compared to a decline in fair value of approximately $2.3 million and $2.2 million, respectively, at March 31, 2014.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

For a complete list of recently adopted and pending accounting policies and the impact on Trustmark, see Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements located elsewhere in this report.

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

Information required by this item is set forth in under the heading “Legal Proceedings” of Note 11 – Contingencies in Part I. Item 1. – Financial Statements – of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the first quarter of 2015.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and Principal Accounting Officer

DATE:	May 7, 2015	DATE:	May 7, 2015