Form 10-Q
period 2015-06-30
TRUSTMARK CORP
filed 2015-08-06
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015, there were 67,557,395 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited) June 30, 2015	December 31, 2014
Assets
Cash and due from banks (noninterest-bearing)	$255,050	$315,973
Federal funds sold and securities purchased under reverse repurchase agreements	-	1,885
Securities available for sale (at fair value)	2,446,383	2,374,567
Securities held to maturity (fair value: $1,200,217-2015; $1,182,846-2014)	1,190,161	1,170,685
Loans held for sale (LHFS) (includes $128,329 and $91,182 measured at fair value)	147,539	132,196
Loans held for investment (LHFI)	6,447,073	6,449,469
Less allowance for loan losses, LHFI	71,166	69,616
Net LHFI	6,375,907	6,379,853
Acquired loans:
Noncovered loans	447,160	525,783
Covered loans	19,239	23,626
Less allowance for loan losses, acquired loans	12,629	12,059
Net acquired loans	453,770	537,350
Net LHFI and acquired loans	6,829,677	6,917,203
Premises and equipment, net	196,220	200,781
Mortgage servicing rights	71,422	64,358
Goodwill	365,500	365,500
Identifiable intangible assets	32,042	33,234
Other real estate, excluding covered other real estate	90,748	92,509
Covered other real estate	3,755	6,060
FDIC indemnification asset	2,632	6,997
Other assets	551,319	568,685
Total Assets	$12,182,448	$12,250,633

Liabilities
Deposits:
Noninterest-bearing	$2,819,171	$2,748,635
Interest-bearing	6,973,003	6,949,723
Total deposits	9,792,174	9,698,358
Federal funds purchased and securities sold under repurchase agreements	477,462	443,543
Short-term borrowings	201,744	425,077
Long-term FHLB advances	1,204	1,253
Subordinated notes	49,953	49,936
Junior subordinated debt securities	61,856	61,856
Other liabilities	147,646	150,670
Total Liabilities	10,732,039	10,830,693

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,557,395 shares - 2015; 67,481,992 shares - 2014	14,076	14,060
Capital surplus	359,533	356,244
Retained earnings	1,117,993	1,092,120
Accumulated other comprehensive loss, net of tax	(41,193)	(42,484)
Total Shareholders' Equity	1,450,409	1,419,940
Total Liabilities and Shareholders' Equity	$12,182,448	$12,250,633

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on LHFS & LHFI	$68,167	$66,343	$134,378	$129,417
Interest and fees on acquired loans	12,557	23,250	27,635	40,036
Interest on securities:
Taxable	19,731	19,522	39,317	38,742
Tax exempt	1,097	1,243	2,260	2,491
Interest on federal funds sold and securities purchased under reverse repurchase agreements	2	6	2	11
Other interest income	392	379	785	754
Total Interest Income	101,946	110,743	204,377	211,451
Interest Expense
Interest on deposits	3,204	3,970	6,451	8,335
Interest on federal funds purchased and securities sold under repurchase agreements	179	110	322	186
Other interest expense	1,614	1,375	3,263	2,738
Total Interest Expense	4,997	5,455	10,036	11,259
Net Interest Income	96,949	105,288	194,341	200,192
Provision for loan losses, LHFI	1,033	351	2,818	(454)
Provision for loan losses, acquired loans	825	3,784	1,172	3,847
Net Interest Income After Provision for Loan Losses	95,091	101,153	190,351	196,799
Noninterest Income
Service charges on deposit accounts	11,920	11,846	23,005	23,414
Bank card and other fees	7,416	9,894	14,178	18,975
Mortgage banking, net	9,481	6,191	18,446	13,020
Insurance commissions	9,401	8,300	18,017	16,397
Wealth management	7,758	7,710	15,748	15,845
Other, net	(433)	199	(1,488)	178
Security gains, net	-	-	-	389
Total Noninterest Income	45,543	44,140	87,906	88,218
Noninterest Expense
Salaries and employee benefits	57,393	56,134	114,562	112,860
Services and fees	15,005	14,543	29,126	27,708
Net occupancy - premises	6,243	6,413	12,434	13,019
Equipment expense	5,903	6,136	11,877	12,274
ORE/Foreclosure expense	921	3,836	2,036	7,151
FDIC assessment expense	2,615	2,468	5,555	4,884
Other expense	12,186	13,231	23,892	26,483
Total Noninterest Expense	100,266	102,761	199,482	204,379
Income Before Income Taxes	40,368	42,532	78,775	80,638
Income taxes	9,766	9,635	19,025	18,738
Net Income	$30,602	$32,897	$59,750	$61,900

Earnings Per Share
Basic	$0.45	$0.49	$0.88	$0.92
Diluted	$0.45	$0.49	$0.88	$0.92

Dividends Per Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income per consolidated statements of income	$30,602	$32,897	$59,750	$61,900
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities and transferred securities:
Unrealized holding (losses) gains arising during the period	(13,951)	6,767	(2,565)	10,996
Less: adjustment for net gains realized in net income	-	-	-	(240)
Change in net unrealized holding losses on securities transferred to held to maturity	1,021	910	1,895	1,733
Pension and other postretirement benefit plans:
Net change in prior service costs	38	38	77	77
Recognized net loss due to lump sum settlement	296	231	553	463
Change in net actuarial loss	751	556	1,505	1,115
Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	174	(562)	(434)	(970)
Less: adjustment for loss realized in net income	130	-	260	-
Other comprehensive (loss) income, net of tax	(11,541)	7,940	1,291	13,174
Comprehensive income	$19,061	$40,837	$61,041	$75,074

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2015	2014
Balance, January 1,	$1,419,940	$1,354,953
Net income per consolidated statements of income	59,750	61,900
Other comprehensive income, net of tax	1,291	13,174
Common stock dividends paid	(31,294)	(31,224)
Common stock issued-net, long-term incentive plan	(842)	(795)
Excess tax expense from stock-based compensation arrangements	(217)	(353)
Compensation expense, long-term incentive plans	1,781	2,236
Balance, June 30,	$1,450,409	$1,399,891

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$59,750	$61,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	3,990	3,393
Depreciation and amortization	18,529	17,956
Net amortization of securities	4,355	3,964
Securities gains, net	-	(389)
Gains on sales of loans, net	(8,828)	(4,584)
Deferred income tax provision	9,700	14,000
Proceeds from sales of loans held for sale	588,771	402,463
Purchases and originations of loans held for sale	(617,089)	(394,266)
Originations and sales of mortgage servicing rights, net	(8,157)	(5,179)
Increase in bank-owned life insurance	(2,370)	(2,337)
Net decrease (increase) in other assets	10,464	(99)
Net decrease in other liabilities	(2,427)	(15,827)
Other operating activities, net	(1,015)	10,151
Net cash provided by operating activities	55,673	91,146

Investing Activities
Proceeds from calls and maturities of securities held to maturity	62,454	39,903
Proceeds from calls and maturities of securities available for sale	218,337	166,089
Proceeds from sales of securities available for sale	-	26,274
Purchases of securities held to maturity	(48,946)	(25,252)
Purchases of securities available for sale	(328,576)	(360,703)
Proceeds from bank owned life insurance	655	-
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	1,885	2,253
Net decrease in member bank stock	3,815	-
Net decrease (increase) in loans	65,186	(256,722)
Purchases of premises and equipment	(6,062)	(6,132)
Proceeds from sales of premises and equipment	2,895	4,632
Proceeds from sales of other real estate	22,453	21,672
Purchases of software	(4,490)	-
Investments in tax credit and other partnerships	(116)	-
Net cash used in investing activities	(10,510)	(387,986)

Financing Activities
Net increase in deposits	93,816	464
Net increase in federal funds purchased and
securities sold under repurchase agreements	33,919	307,729
Net decrease in short-term borrowings	(201,421)	(1,673)
Payments on long-term FHLB advances	(47)	(109)
Common stock dividends	(31,294)	(31,224)
Common stock issued-net, long-term incentive plans	(842)	(795)
Excess tax expense from stock-based compensation arrangements	(217)	(353)
Net cash (used in) provided by financing activities	(106,086)	274,039

Decrease in cash and cash equivalents	(60,923)	(22,801)
Cash and cash equivalents at beginning of period	315,973	345,761
Cash and cash equivalents at end of period	$255,050	$322,960

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 201 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$74,258	$808	$(657)	$74,409	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	32,748	261	-	33,009	101,374	3,278	-	104,652
Obligations of states and political subdivisions	146,711	4,668	(57)	151,322	56,978	2,972	-	59,950
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	20,349	508	(206)	20,651	18,265	335	(82)	18,518
Issued by FNMA and FHLMC	181,658	4,150	(157)	185,651	10,965	320	-	11,285
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,658,085	14,991	(10,600)	1,662,476	838,989	5,496	(3,390)	841,095
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	286,496	5,056	(1,154)	290,398	163,590	1,952	(825)	164,717
Asset-backed securities and structured financial products	27,678	789	-	28,467	-	-	-	-
Total	$2,427,983	$31,231	$(12,831)	$2,446,383	$1,190,161	$14,353	$(4,297)	$1,200,217

December 31, 2014
U.S. Treasury securities	$100	$-	$-	$100	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	79,788	694	(826)	79,656	-	-	-	-
Issued by U.S. Government sponsored agencies	32,725	170	(77)	32,818	100,971	2,631	-	103,602
Obligations of states and political subdivisions	157,001	5,325	(68)	162,258	63,505	3,398	-	66,903
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,897	544	(14)	12,427	19,115	466	(16)	19,565
Issued by FNMA and FHLMC	199,599	4,842	-	204,441	11,437	471	-	11,908
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,655,733	16,664	(10,564)	1,661,833	834,176	6,440	(1,916)	838,700
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	184,394	4,968	(28)	189,334	141,481	1,750	(1,063)	142,168
Asset-backed securities and structured financial products	30,776	924	-	31,700	-	-	-	-
Total	$2,352,013	$34,131	$(11,577)	$2,374,567	$1,170,685	$15,156	$(2,995)	$1,182,846

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $37.3 million ($23.0 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$-	$-	$33,386	$(657)	$33,386	$(657)
Obligations of states and political subdivisions	6,046	(30)	2,849	(27)	8,895	(57)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	19,542	(288)	-	-	19,542	(288)
Issued by FNMA and FHLMC	34,188	(157)	-	-	34,188	(157)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	846,185	(6,470)	271,538	(7,520)	1,117,723	(13,990)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	171,582	(1,821)	26,241	(158)	197,823	(1,979)
Total	$1,077,543	$(8,766)	$334,014	$(8,362)	$1,411,557	$(17,128)

December 31, 2014
U.S. Government agency obligations
Issued by U.S. Government agencies	$19,220	$(115)	$32,656	$(711)	$51,876	$(826)
Issued by U.S. Government sponsored agencies	9,948	(52)	9,956	(25)	19,904	(77)
Obligations of states and political subdivisions	8,431	(22)	3,800	(46)	12,231	(68)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,199	(22)	647	(8)	7,846	(30)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	537,033	(2,449)	395,342	(10,031)	932,375	(12,480)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	9,134	(3)	79,829	(1,088)	88,963	(1,091)
Total	$590,965	$(2,663)	$522,230	$(11,909)	$1,113,195	$(14,572)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2015.  There were no other-than-temporary impairments for the six months ended June 30, 2015 and 2014.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2015	2014	2015	2014
Proceeds from calls and sales of securities	$-	$-	$-	$26,274
Gross realized gains	-	-	-	389

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2015, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,167	$17,315	$956	$966
Due after one year through five years	154,905	159,763	9,751	10,195
Due after five years through ten years	32,638	33,349	135,818	140,986
Due after ten years	76,685	76,780	11,827	12,455
	281,395	287,207	158,352	164,602
Mortgage-backed securities	2,146,588	2,159,176	1,031,809	1,035,615
Total	$2,427,983	$2,446,383	$1,190,161	$1,200,217

Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At June 30, 2015 and December 31, 2014, LHFI consisted of the following ($ in thousands):

	June 30, 2015	December 31, 2014
Loans secured by real estate:
Construction, land development and other land	$682,444	$619,877
Secured by 1-4 family residential properties	1,637,933	1,634,397
Secured by nonfarm, nonresidential properties	1,567,035	1,553,193
Other real estate secured	240,056	253,787
Commercial and industrial loans	1,219,684	1,270,350
Consumer loans	165,215	167,964
State and other political subdivision loans	574,265	602,727
Other loans	360,441	347,174
LHFI	6,447,073	6,449,469
Less allowance for loan losses, LHFI	71,166	69,616
Net LHFI	$6,375,907	$6,379,853

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2015, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At June 30, 2015 and December 31, 2014, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $68.4 million and $79.3 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the periods ended June 30, 2015 and 2014.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At June 30, 2015 and December 31, 2014, specifically evaluated impaired LHFI totaled $37.9 million and $47.1 million, respectively.  These specifically evaluated impaired LHFI had a related allowance of $12.4 million and $11.3 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired the full difference between the carrying amount of the loan and the most likely estimate of the collateral’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $1.3 million and $55 thousand for the first six months of 2015 and 2014, respectively.  Provision expense on specifically evaluated impaired LHFI totaled $1.9 million for the first six months of 2015 compared to provision recapture of $1.4 million for the first six months of 2014.

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

At June 30, 2015 and December 31, 2014, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $30.5 million and $32.2 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $1.8 million and $1.5 million at the end of the respective periods.

The following tables detail LHFI individually and collectively evaluated for impairment at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$10,888	$671,556	$682,444
Secured by 1-4 family residential properties	24,882	1,613,051	1,637,933
Secured by nonfarm, nonresidential properties	19,030	1,548,005	1,567,035
Other real estate secured	610	239,446	240,056
Commercial and industrial loans	12,411	1,207,273	1,219,684
Consumer loans	44	165,171	165,215
State and other political subdivision loans	-	574,265	574,265
Other loans	573	359,868	360,441
Total	$68,438	$6,378,635	$6,447,073

	December 31, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$13,867	$606,010	$619,877
Secured by 1-4 family residential properties	25,621	1,608,776	1,634,397
Secured by nonfarm, nonresidential properties	25,717	1,527,476	1,553,193
Other real estate secured	1,318	252,469	253,787
Commercial and industrial loans	12,104	1,258,246	1,270,350
Consumer loans	88	167,876	167,964
State and other political subdivision loans	-	602,727	602,727
Other loans	628	346,546	347,174
Total	$79,343	$6,370,126	$6,449,469

At June 30, 2015 and December 31, 2014, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	June 30, 2015
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$17,580	$4,918	$5,970	$10,888	$3,007	$12,378
Secured by 1-4 family residential properties	30,483	1,291	23,591	24,882	469	25,251
Secured by nonfarm, nonresidential properties	20,663	6,727	12,303	19,030	3,295	22,373
Other real estate secured	704	-	610	610	46	964
Commercial and industrial loans	13,290	1,428	10,983	12,411	7,196	12,258
Consumer loans	86	-	44	44	-	66
State and other political subdivision loans	-	-	-	-	-	-
Other loans	694	-	573	573	207	601
Total	$83,500	$14,364	$54,074	$68,438	$14,220	$73,891

	December 31, 2014
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$20,849	$7,411	$6,456	$13,867	$2,767	$13,597
Secured by 1-4 family residential properties	31,151	1,650	23,971	25,621	450	23,612
Secured by nonfarm, nonresidential properties	27,969	12,868	12,849	25,717	2,787	23,763
Other real estate secured	1,594	-	1,318	1,318	52	1,322
Commercial and industrial loans	13,916	1,206	10,898	12,104	6,449	9,195
Consumer loans	152	-	88	88	-	120
State and other political subdivision loans	-	-	-	-	-	-
Other loans	734	-	628	628	259	682
Total	$96,365	$23,135	$56,208	$79,343	$12,764	$72,291

A troubled debt restructuring (TDR) occurs when a borrower is experiencing financial difficulties, and for related economic or legal reasons, a concession is granted to the borrower that Trustmark would not otherwise consider.  Whatever the form of concession that might be granted by Trustmark, Management’s objective is to enhance collectability by obtaining more cash or other value from the borrower or by increasing the probability of receipt by granting the concession than by not granting it.  Other concessions may arise from court proceedings or may be imposed by law.  In addition, TDRs also include those credits that are extended or renewed to a borrower who is not able to obtain funds from sources other than Trustmark at a market interest rate for new debt with similar risk.

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At June 30, 2015, Trustmark held $736 thousand of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at June 30, 2015 totaled $149 thousand.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At June 30, 2015 and 2014, LHFI classified as TDRs totaled $12.1 million and $12.6 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $8.3 million and $8.4 million, respectively.  The remaining TDRs at June 30, 2015 and 2014, resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.9 million and $1.5 million at June 30, 2015 and 2014, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $806 thousand and $55 thousand for the six months ended June 30, 2015 and 2014, respectively.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	2	$82	$82	4	$278	$273
Secured by nonfarm, nonresidential properties	4	3,512	3,512	-	-	-
Total	6	$3,594	$3,594	4	$278	$273

	Six Months Ended June 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Secured by 1-4 family residential properties	8	$460	$460	14	$981	$967
Secured by nonfarm, nonresidential properties	4	3,512	3,512	-	-	-
Total	12	$3,972	$3,972	14	$981	$967

	Six Months Ended June 30,
	2015		2014
Troubled Debt Restructurings that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Secured by 1-4 family residential properties	4	$245	1	$108

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

The following tables detail LHFI classified as TDRs by loan type at June 30, 2015 and 2014 ($ in thousands):

	June 30, 2015
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$1,664	$1,664
Secured by 1-4 family residential properties	1,635	2,795	4,430
Secured by nonfarm, nonresidential properties	828	4,584	5,412
Other loans secured by real estate	-	62	62
Commercial and industrial	-	495	495
Total Troubled Debt Restructurings by Type	$2,463	$9,600	$12,063

	June 30, 2014
	Accruing	Nonaccrual	Total
Construction, land development and other land loans	$-	$4,521	$4,521
Secured by 1-4 family residential properties	1,543	3,873	5,416
Secured by nonfarm, nonresidential properties	-	1,979	1,979
Other loans secured by real estate	-	159	159
Commercial and industrial	-	531	531
Total Troubled Debt Restructurings by Type	$1,543	$11,063	$12,606

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to credit file completion and financial statement exceptions, underwriting, collateral documentation and compliance with law as shown below:

•	Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content, completeness and organization and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits. Also included is an evaluation of the systems/procedures used to insure compliance with policy.
•	Underwriting – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within loan policy requirements. A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled. Total policy exceptions measure the level of underwriting and other policy exceptions within a loan portfolio.
•	Collateral Documentation – focuses on the adequacy of documentation to perfect Trustmark’s collateral position and substantiate collateral value. Collateral exceptions measure the level of documentation exceptions within a loan portfolio. Collateral exceptions occur when certain collateral documentation is either not present, is not considered current or has expired.
•	Compliance with Law – focuses on underwriting, documentation, approval and reporting in compliance with banking laws and regulations. Primary emphasis is directed to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and Regulation O requirements.

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$587,766	$548	$30,090	$458	$618,862
Secured by 1-4 family residential properties	125,262	845	8,097	126	134,330
Secured by nonfarm, nonresidential properties	1,499,458	1,268	65,107	361	1,566,194
Other real estate secured	233,130	255	4,874	-	238,259
Commercial and industrial loans	1,174,226	9,825	35,050	583	1,219,684
Consumer loans	-	-	-	-	-
State and other political subdivision loans	558,055	7,000	9,210	-	574,265
Other loans	351,708	-	987	428	353,123
Total	$4,529,605	$19,741	$153,415	$1,956	$4,704,717

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$63,093	$460	$-	$29	$63,582	$682,444
Secured by 1-4 family residential properties	1,470,417	10,493	1,515	21,178	1,503,603	1,637,933
Secured by nonfarm, nonresidential properties	841	-	-	-	841	1,567,035
Other real estate secured	1,797	-	-	-	1,797	240,056
Commercial and industrial loans	-	-	-	-	-	1,219,684
Consumer loans	163,495	1,421	256	43	165,215	165,215
State and other political subdivision loans	-	-	-	-	-	574,265
Other loans	7,318	-	-	-	7,318	360,441
Total	$1,706,961	$12,374	$1,771	$21,250	$1,742,356	$6,447,073

	December 31, 2014
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$518,944	$479	$37,022	$196	$556,641
Secured by 1-4 family residential properties	125,203	1,652	7,483	213	134,551
Secured by nonfarm, nonresidential properties	1,462,226	8,431	81,661	-	1,552,318
Other real estate secured	246,099	306	4,975	-	251,380
Commercial and industrial loans	1,239,247	4,245	26,133	719	1,270,344
Consumer loans	-	-	-	-	-
State and other political subdivision loans	589,653	7,550	5,524	-	602,727
Other loans	338,598	-	1,255	564	340,417
Total	$4,519,970	$22,663	$164,053	$1,692	$4,708,378

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,897	$199	$59	$81	$63,236	$619,877
Secured by 1-4 family residential properties	1,465,355	10,429	2,367	21,695	1,499,846	1,634,397
Secured by nonfarm, nonresidential properties	875	-	-	-	875	1,553,193
Other real estate secured	2,407	-	-	-	2,407	253,787
Commercial and industrial loans	-	5	1	-	6	1,270,350
Consumer loans	165,504	2,162	211	87	167,964	167,964
State and other political subdivision loans	-	-	-	-	-	602,727
Other loans	6,757	-	-	-	6,757	347,174
Total	$1,703,795	$12,795	$2,638	$21,863	$1,741,091	$6,449,469

Past Due LHFI

LHFI past due 90 days or more totaled $1.8 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively.  The following tables provide an aging analysis of past due and nonaccrual LHFI by class at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$643	$48	$-	$691	$10,888	$670,865	$682,444
Secured by 1-4 family residential properties	7,750	3,594	1,515	12,859	24,882	1,600,192	1,637,933
Secured by nonfarm, nonresidential properties	534	94	-	628	19,030	1,547,377	1,567,035
Other real estate secured	-	-	-	-	610	239,446	240,056
Commercial and industrial loans	1,226	645	-	1,871	12,411	1,205,402	1,219,684
Consumer loans	1,213	208	256	1,677	44	163,494	165,215
State and other political subdivision loans	-	-	-	-	-	574,265	574,265
Other loans	305	-	-	305	573	359,563	360,441
Total	$11,671	$4,589	$1,771	$18,031	$68,438	$6,360,604	$6,447,073

(1)	Past due 90 days or more but still accruing interest.

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$17	$60	$325	$13,867	$605,685	$619,877
Secured by 1-4 family residential properties	8,424	2,428	2,367	13,219	25,621	1,595,557	1,634,397
Secured by nonfarm, nonresidential properties	1,960	34	-	1,994	25,717	1,525,482	1,553,193
Other real estate secured	80	-	-	80	1,318	252,389	253,787
Commercial and industrial loans	2,491	306	126	2,923	12,104	1,255,323	1,270,350
Consumer loans	1,811	351	211	2,373	88	165,503	167,964
State and other political subdivision loans	-	-	-	-	-	602,727	602,727
Other loans	132	9	-	141	628	346,405	347,174
Total	$15,146	$3,145	$2,764	$21,055	$79,343	$6,349,071	$6,449,469

(1)	Past due 90 days or more but still accruing interest.

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $12.0 million and $25.9 million at June 30, 2015 and December 31, 2014, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for the first six months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the second quarter of 2015 or the first six months of 2014.

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

During the first quarter of 2015, Trustmark eliminated caps and floors from the criticized risk grades in the qualitative portion and adjusted the Florida market region’s distribution factors in the qualitative and quantitative portions of the allowance for loan loss methodology for commercial LHFI.  The caps and floors for criticized risk ratings were eliminated in order to allow the risk associated with those credits to be reflected without constraint of pre-existing limits (caps or floors) on the risk ratings.  When the current allowance for loan loss methodology was originally established, the vast majority of the reserve for the Florida market region’s assets was covered by the quantitative features of the allowance for loan loss methodology due to the amount of gross charge-offs at that time and captured the vast majority of the embedded risk in the portfolio.  The distribution for the Florida market region was adjusted to be the same as Trustmark’s other key market regions since the credit metrics in the Florida market region now more closely resemble Trustmark as a whole.  The elimination of the caps and floors for criticized risk ratings in the qualitative portion of the allowance for loan loss methodology for commercial LHFI resulted in a provision recapture of $1.8 million in the first quarter of 2015.  The change in the Florida market region distribution resulted in an additional provision expense of $2.1 million related to the qualitative portion and an additional provision expense of $785 thousand related to the quantitative portion of the allowance for loan loss methodology for commercial LHFI in the first quarter of 2015.  Combined, these revisions to the allowance for loan loss methodology for commercial LHFI resulted in an additional provision of approximately $1.1 million recorded during the first quarter of 2015.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$69,616	$66,448
Loans charged-off	(7,282)	(6,836)
Recoveries	6,014	7,490
Net (charge-offs) recoveries	(1,268)	654
Provision for loan losses, LHFI	2,818	(454)
Balance at end of period	$71,166	$66,648

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at June 30, 2015 and 2014 ($ in thousands):

	2015
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land	$13,073	$(928)	$350	$1,418	$13,913
Secured by 1-4 family residential properties	9,677	(1,195)	106	229	8,817
Secured by nonfarm, nonresidential properties	18,523	(158)	392	(292)	18,465
Other real estate secured	2,141	(24)	3	(160)	1,960
Commercial and industrial loans	19,917	(1,256)	1,432	2,715	22,808
Consumer loans	2,149	(1,012)	1,897	(1,150)	1,884
State and other political subdivision loans	1,314	-	-	(713)	601
Other loans	2,822	(2,709)	1,834	771	2,718
Total allowance for loan losses, LHFI	$69,616	$(7,282)	$6,014	$2,818	$71,166

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$3,007	$10,906	$13,913
Secured by 1-4 family residential properties	469	8,348	8,817
Secured by nonfarm, nonresidential properties	3,295	15,170	18,465
Other real estate secured	46	1,914	1,960
Commercial and industrial loans	7,196	15,612	22,808
Consumer loans	-	1,884	1,884
State and other political subdivision loans	-	601	601
Other loans	207	2,511	2,718
Total allowance for loan losses, LHFI	$14,220	$56,946	$71,166

	2014
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land loans	$13,165	$(76)	$3,217	$(5,271)	$11,035
Secured by 1-4 family residential properties	9,633	(1,634)	255	2,200	10,454
Secured by nonfarm, nonresidential properties	19,672	(240)	94	(942)	18,584
Other real estate secured	2,080	(262)	-	645	2,463
Commercial and industrial loans	15,522	(1,656)	286	2,788	16,940
Consumer loans	2,405	(883)	1,973	(1,161)	2,334
State and other political subdivision loans	1,205	-	-	701	1,906
Other loans	2,766	(2,085)	1,665	586	2,932
Total allowance for loan losses, LHFI	$66,448	$(6,836)	$7,490	$(454)	$66,648

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$2,895	$8,140	$11,035
Secured by 1-4 family residential properties	308	10,146	10,454
Secured by nonfarm, nonresidential properties	1,642	16,942	18,584
Other real estate secured	53	2,410	2,463
Commercial and industrial loans	884	16,056	16,940
Consumer loans	-	2,334	2,334
State and other political subdivision loans	-	1,906	1,906
Other loans	259	2,673	2,932
Total allowance for loan losses, LHFI	$6,041	$60,607	$66,648

Note 4 – Acquired Loans

At June 30, 2015 and December 31, 2014, acquired loans consisted of the following ($ in thousands):

	June 30, 2015		December 31, 2014
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$50,867	$904	$58,309	$1,197
Secured by 1-4 family residential properties	101,027	11,080	116,920	13,180
Secured by nonfarm, nonresidential properties	168,698	5,206	202,323	7,672
Other real estate secured	25,666	1,622	27,813	1,096
Commercial and industrial loans	73,732	371	88,256	277
Consumer loans	7,273	-	9,772	-
Other loans	19,897	56	22,390	204
Acquired loans	447,160	19,239	525,783	23,626
Less allowance for loan losses, acquired loans	11,927	702	10,541	1,518
Net acquired loans	$435,233	$18,537	$515,242	$22,108

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2014	$639,656	$123,085	$30,166	$1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (2)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	434,151	81,091	20,504	1,604
Accretion to interest income	17,140	453	1,309	-
Payments received, net	(89,149)	(7,635)	(5,638)	(72)
Other (2)	568	-	14	-
Less change in allowance for loan losses, acquired loans	(1,386)	-	816	-
Carrying value, net at June 30, 2015	$361,324	$73,909	$17,005	$1,532

(1)
"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off, pool recovery and other terminations.

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

	Six Months Ended June 30,
	2015	2014
Accretable yield at beginning of period	$(77,149)	$(109,006)
Accretion to interest income	18,449	25,518
Disposals	4,700	10,791
Reclassification to / (from) nonaccretable difference (1)	(9,943)	(20,094)
Accretable yield at end of period	$(63,943)	$(92,791)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the six months ended June 30, 2015 and 2014 ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2015	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	1,576	(404)	1,172
Loans charged-off	(2,568)	(450)	(3,018)
Recoveries	2,378	38	2,416
Net charge-offs	(190)	(412)	(602)
Balance at June 30, 2015	$11,927	$702	$12,629

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	3,899	(52)	3,847
Loans charged-off	(2,152)	(865)	(3,017)
Recoveries	774	(61)	713
Net charge-offs	(1,378)	(926)	(2,304)
Balance at June 30, 2014	$9,770	$1,409	$11,179

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$18,347	$169	$25,076	$4,060	$47,652
Secured by 1-4 family residential properties	24,552	655	6,419	371	31,997
Secured by nonfarm, nonresidential properties	131,802	3,309	32,888	699	168,698
Other real estate secured	20,496	88	4,297	779	25,660
Commercial and industrial loans	50,299	888	19,571	2,974	73,732
Consumer loans	-	-	-	-	-
Other loans	17,041	-	2,852	-	19,893
Total noncovered loans	262,537	5,109	91,103	8,883	367,632

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	262	-	436	119	817
Secured by 1-4 family residential properties	995	149	464	-	1,608
Secured by nonfarm, nonresidential properties	4,237	80	704	-	5,021
Other real estate secured	828	4	285	15	1,132
Commercial and industrial loans	327	22	22	-	371
Other loans	55	-	-	-	55
Total covered loans	6,704	255	1,911	134	9,004
Total acquired loans	$269,241	$5,364	$93,014	$9,017	$376,636

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$3,088	$58	$69	$-	$3,215	$50,867
Secured by 1-4 family residential properties	65,086	950	2,845	149	69,030	101,027
Secured by nonfarm, nonresidential properties	-	-	-	-	-	168,698
Other real estate secured	6	-	-	-	6	25,666
Commercial and industrial loans	-	-	-	-	-	73,732
Consumer loans	7,156	89	28	-	7,273	7,273
Other loans	4	-	-	-	4	19,897
Total noncovered loans	75,340	1,097	2,942	149	79,528	447,160

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	87	-	-	-	87	904
Secured by 1-4 family residential properties	8,455	516	501	-	9,472	11,080
Secured by nonfarm, nonresidential properties	185	-	-	-	185	5,206
Other real estate secured	490	-	-	-	490	1,622
Commercial and industrial loans	-	-	-	-	-	371
Other loans	1	-	-	-	1	56
Total covered loans	9,218	516	501	-	10,235	19,239
Total acquired loans	$84,558	$1,613	$3,443	$149	$89,763	$466,399

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

	December 31, 2014
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$20,224	$280	$28,339	$5,821	$54,664
Secured by 1-4 family residential properties	30,796	760	8,466	388	40,410
Secured by nonfarm, nonresidential properties	157,753	3,452	39,408	1,710	202,323
Other real estate secured	22,754	92	4,864	95	27,805
Commercial and industrial loans	64,720	17	19,706	3,813	88,256
Consumer loans	-	-	-	-	-
Other loans	19,706	45	2,617	-	22,368
Total noncovered loans	315,953	4,646	103,400	11,827	435,826

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	-	-	955	102	1,057
Secured by 1-4 family residential properties	194	235	1,045	-	1,474
Secured by nonfarm, nonresidential properties	4,419	88	2,879	-	7,386
Other real estate secured	-	108	426	2	536
Commercial and industrial loans	145	24	108	-	277
Other loans	204	-	-	-	204
Total covered loans	4,962	455	5,413	104	10,934
Total acquired loans	$320,915	$5,101	$108,813	$11,931	$446,760

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$3,338	$25	$282	$-	$3,645	$58,309
Secured by 1-4 family residential properties	71,316	2,335	2,742	117	76,510	116,920
Secured by nonfarm, nonresidential properties	-	-	-	-	-	202,323
Other real estate secured	8	-	-	-	8	27,813
Commercial and industrial loans	-	-	-	-	-	88,256
Consumer loans	9,634	114	24	-	9,772	9,772
Other loans	22	-	-	-	22	22,390
Total noncovered loans	84,318	2,474	3,048	117	89,957	525,783

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	140	-	-	-	140	1,197
Secured by 1-4 family residential properties	10,925	473	308	-	11,706	13,180
Secured by nonfarm, nonresidential properties	286	-	-	-	286	7,672
Other real estate secured	525	-	35	-	560	1,096
Commercial and industrial loans	-	-	-	-	-	277
Other loans	-	-	-	-	-	204
Total covered loans	11,876	473	343	-	12,692	23,626
Total acquired loans	$96,194	$2,947	$3,391	$117	$102,649	$549,409

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.

At June 30, 2015 and December 31, 2014, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At June 30, 2015, approximately $1.6 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.1 million of acquired loans at December 31, 2014.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by class at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$579	$29	$17,158	$17,766	$141	$32,960	$50,867
Secured by 1-4 family residential properties	842	386	4,804	6,032	434	94,561	101,027
Secured by nonfarm, nonresidential properties	4,194	346	7,819	12,359	-	156,339	168,698
Other real estate secured	-	-	693	693	-	24,973	25,666
Commercial and industrial loans	755	102	237	1,094	824	71,814	73,732
Consumer loans	77	12	28	117	-	7,156	7,273
Other loans	-	-	-	-	161	19,736	19,897
Total noncovered loans	6,447	875	30,739	38,061	1,560	407,539	447,160

Covered loans:
Loans secured by real estate:
Construction, land development and other land	-	-	149	149	-	755	904
Secured by 1-4 family residential properties	268	248	654	1,170	-	9,910	11,080
Secured by nonfarm, nonresidential properties	458	-	-	458	-	4,748	5,206
Other real estate secured	-	-	174	174	-	1,448	1,622
Commercial and industrial loans	3	-	-	3	65	303	371
Other loans	-	-	-	-	-	56	56
Total covered loans	729	248	977	1,954	65	17,220	19,239
Total acquired loans	$7,176	$1,123	$31,716	$40,015	$1,625	$424,759	$466,399

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$246	$7	$21,985	$22,238	$194	$35,877	$58,309
Secured by 1-4 family residential properties	2,576	981	5,162	8,719	422	107,779	116,920
Secured by nonfarm, nonresidential properties	89	865	13,275	14,229	-	188,094	202,323
Other real estate secured	-	-	604	604	-	27,209	27,813
Commercial and industrial loans	334	128	1,099	1,561	461	86,234	88,256
Consumer loans	86	29	24	139	-	9,633	9,772
Other loans	-	-	-	-	-	22,390	22,390
Total noncovered loans	3,331	2,010	42,149	47,490	1,077	477,216	525,783

Covered loans:
Loans secured by real estate:
Construction, land development and other land	-	-	376	376	-	821	1,197
Secured by 1-4 family residential properties	253	296	477	1,026	-	12,154	13,180
Secured by nonfarm, nonresidential properties	239	488	-	727	-	6,945	7,672
Other real estate secured	-	-	368	368	-	728	1,096
Commercial and industrial loans	-	-	42	42	67	168	277
Other loans	-	-	-	-	-	204	204
Total covered loans	492	784	1,263	2,539	67	21,020	23,626
Total acquired loans	$3,823	$2,794	$43,412	$50,029	$1,144	$498,236	$549,409

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

The activity in mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$64,358	$67,834
Origination of servicing assets	8,157	5,179
Change in fair value:
Due to market changes	3,708	(3,761)
Due to runoff	(4,801)	(4,203)
Balance at end of period	$71,422	$65,049

During the first six months of 2015 and 2014, Trustmark sold $579.9 million and $397.9 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $8.8 million for the first six months of 2015 compared to $4.6 million for the first six months of 2014.  Trustmark’s mortgage loans serviced for others totaled $5.732 billion at June 30, 2015, compared with $5.636 billion at December 31, 2014.  The table below details the mortgage loans sold and serviced for others at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014
Federal National Mortgage Association	$3,642,950	$3,579,987
Government National Mortgage Association	1,971,315	1,948,565
Federal Home Loan Mortgage Corporation	71,890	80,551
Other	46,032	27,146
Total mortage loans sold and serviced for others	$5,732,187	$5,636,249

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2015 and 2014 were $105 thousand and $300 thousand, respectively.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities were as follows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$1,170	$1,050
Provision for putback expenses	105	300
Losses	126	(403)
Balance at end of period	$1,401	$947

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

Note 6 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At June 30, 2015, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$92,509	$106,539
Additions	20,532	24,601
Disposals	(21,300)	(20,827)
Write-downs	(993)	(3,343)
Balance at end of period	$90,748	$106,970

Gain, net on the sale of other real estate included in ORE/Foreclosure expense	$2,268	$636

At June 30, 2015 and December 31, 2014, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	June 30, 2015	December 31, 2014
Construction, land development and other land properties	$64,829	$61,015
1-4 family residential properties	7,990	10,150
Nonfarm, nonresidential properties	16,434	19,696
Other real estate properties	1,495	1,648
Total other real estate, excluding covered other real estate	$90,748	$92,509

At June 30, 2015 and December 31, 2014, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	June 30, 2015	December 31, 2014
Alabama	$21,849	$21,196
Florida	31,059	35,324
Mississippi (1)	14,094	17,397
Tennessee (2)	9,707	10,292
Texas	14,039	8,300
Total other real estate, excluding covered other real estate	$90,748	$92,509

(1) - Mississippi includes Central and Southern Mississippi Regions
(2) - Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the periods presented, changes and losses, net on covered other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,060	$5,108
Transfers from covered loans	177	218
FASB ASC 310-30 adjustment for the residual recorded investment	(917)	(39)
Net transfers from covered loans	(740)	179
Disposals	(1,188)	(632)
Write-downs	(377)	(783)
Balance at end of period	$3,755	$3,872

Loss, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(99)	$(109)

At June 30, 2015 and December 31, 2014, covered other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2015	December 31, 2014
Construction, land development and other land properties	$768	$1,917
1-4 family residential properties	296	1,103
Nonfarm, nonresidential properties	1,963	2,296
Other real estate properties	728	744
Total covered other real estate	$3,755	$6,060

Note 7 – FDIC Indemnification Asset

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage) and appointed the FDIC as receiver.  On the same date, Trustmark National Bank (TNB), Trustmark’s principal subsidiary, entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchase essentially all of the assets of Heritage.  The FDIC and TNB also entered into a loss-share agreement covering substantially all loans and all other real estate acquired.  Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.4 million and $2.1 million at June 30, 2015 and December 31, 2014, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first six months of 2015 and 2014, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first six months of 2015 and 2014 included $844 thousand and $1.1 million, respectively, of amortization of the FDIC indemnification asset.  Amortization of the FDIC indemnification asset resulted from improvements in the expected cash flows and lower loss expectations.  During the first six months of 2015 and 2014, other noninterest income included a reduction of the FDIC indemnification asset of $1.3 million and $561 thousand, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Noninterest income also included a reduction of the FDIC indemnification asset of $621 thousand during the first six months of 2015 due to sales and valuation adjustments of covered other real estate.

For the periods presented, changes in the FDIC indemnification asset were as follows ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,997	$14,347
Amortization	(844)	(1,127)
Transfers to FDIC claims	(1,583)	(1,761)
Change in expected cash flows	(1,638)	(293)
Change in FDIC true-up provision	(300)	(300)
Balance at end of period	$2,632	$10,866

Note 8 – Deposits

At June 30, 2015 and December 31, 2014, deposits consisted of the following ($ in thousands):

	June 30, 2015	December 31, 2014
Noninterest-bearing demand	$2,819,171	$2,748,635
Interest-bearing demand	2,066,943	1,722,581
Savings	3,085,717	3,280,060
Time	1,820,343	1,947,082
Total	$9,792,174	$9,698,358

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of June 30, 2015, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged as of June 30, 2015 ($ in thousands):

June 30, 2015
U.S. Government agency obligations Issued by U.S. Government sponsored agencies	$26,280
Obligations of states and political subdivisions	1,332
Mortgage-backed securities
Other residential mortgage-backed securities Issued or guaranteed by FNMA, FHLMC or GNMA	127,242
Commercial mortgage-backed securities Issued or guaranteed by FNMA, FHLMC or GNMA	1,871
Total securities sold under repurchase agreements	$156,725

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan), in which substantially all associates employed prior to 2007 participate.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan, and vest upon three years of service.  Benefit accruals under the plan have been frozen since 2009, with the exception of certain associates covered through plans obtained by acquisitions that were subsequently merged into the Trustmark plan.  Other than the associates covered through acquired plans that were merged into the Trustmark plan, associates have not earned additional benefits, except for interest as required by law, since the plan was frozen.  Current and former associates who participate in the plan retain their right to receive benefits that accrued before the plan was frozen.

As a result of the merger with BancTrust Financial Group, Inc. (BancTrust) on February 15, 2013, Trustmark became the sponsor of the Retirement Plan for Employees of BancTrust Financial Group, Inc. (BancTrust Pension Plan), a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, Trustmark’s Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  The Internal Revenue Service (IRS) has been asked to review the BancTrust Pension Plan’s tax qualification at its termination, and it is anticipated that the IRS will issue a favorable determination letter with respect to the plan’s termination once its review is complete.  In addition, as required by law, a termination notice has been filed with the Pension Benefit Guaranty Corporation (PBGC), and it is not anticipated that the PBGC will raise any issues with respect to the plan’s termination.  During 2014, the assets of the BancTrust Pension plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.

The following table presents information regarding the net periodic benefit cost for Trustmark’s qualified defined benefit pension plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$129	$125	$260	$249
Interest cost	864	1,322	1,726	2,643
Expected return on plan assets	(1,297)	(1,560)	(2,593)	(3,118)
Recognized net loss due to lump sum settlements	479	375	896	750
Recognized net actuarial loss	971	736	1,938	1,472
Net periodic benefit cost	$1,146	$998	$2,227	$1,996

The range of potential contributions to the Trustmark Capital Accumulation Plan is determined annually by the plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and are deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2015, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be zero; however, Management and the Board of Directors will monitor the plan throughout 2015 to determine any additional funding requirements by the plan’s measurement date.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for defined death benefits and/or retirement benefits based on a participant’s covered salary or deferred fees.  Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future payments under the plan.  The measurement date for the plan is December 31.  As a result of the BancTrust merger on February 15, 2013, Trustmark became the administrator of an additional nonqualified supplemental retirement plan, for which the plan benefits were frozen prior to the merger date.

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$108	$75	$216	$148
Interest cost	519	548	1,043	1,102
Amortization of prior service cost	62	62	125	125
Recognized net actuarial loss	246	163	499	333
Net periodic benefit cost	$935	$848	$1,883	$1,708

Note 11 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Plan).  On April 28, 2015, Trustmark shareholders approved an amended and restated version of the Plan, which was originally scheduled to expire on May 9, 2015.  The amended and restated provisions of the Plan are essentially the same as the previous version of the Plan with the exception of a reduction in shares available for issuance.  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Plan also allows Trustmark to make grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards are granted to Trustmark’s executive and senior management teams.  Performance awards granted vest based on performance goals of return on average tangible equity and total shareholder return compared to a defined peer group.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement shares if performance measures exceed 100%.  The restricted share agreement provides for voting rights and dividend privileges.

Time-Vested Awards

Trustmark’s time-vested awards are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes the vesting periods for awards granted under the Plan (in years):

Vesting Period
Performance awards (includes acheivement shares for grants after 2013)	3
Achievement shares from performance grants prior to 2013	3
Time-vested awards	3

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended June 30, 2015
	Performance Awards	Time-Vested Awards
Outstanding/Nonvested shares, beginning of period	212,309	318,333
Granted	-	500
Exercised or released from restriction	-	(1,299)
Forfeited	-	(4,456)
Outstanding/Nonvested shares, end of period	212,309	313,078

	Six Months Ended June 30, 2015
	Performance Awards	Time-Vested Awards
Outstanding/Nonvested shares, beginning of period	181,195	263,905
Granted	84,899	120,814
Exercised or released from restriction	(47,360)	(64,508)
Forfeited	(6,425)	(7,133)
Outstanding/Nonvested shares, end of period	212,309	313,078

The following table presents information regarding compensation expense for awards under the Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Performance awards	$318	$267	$564	$530
Time-vested awards	612	777	1,217	1,705
Total compensation expense	$930	$1,044	$1,781	$2,235

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2015 and 2014, Trustmark had unused commitments to extend credit of $2.540 billion and $2.223 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At June 30, 2015 and 2014, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $134.0 million and $147.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2015, the fair value of collateral held was $28.7 million.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, “Class Plaintiffs”), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (“OSIC”) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline of October 5, 2015 for the parties to complete briefing on class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s fraudulent transfer claims.  The court denied the defendants’ motions to dismiss in all other regards.  On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (“SAC”), which asserted new claims against TNB and certain of the other defendants for aiding, abetting, and participating in (i) violations of the Texas Securities Act and (ii) breaches of fiduciary duty.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC.  The Court has not yet ruled on the defendants’ motions to dismiss the SAC.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic shares	67,557	67,440	67,541	67,425
Dilutive shares	128	143	122	142
Diluted shares	67,685	67,583	67,663	67,567

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted-average antidilutive stock awards	-	21	-	63

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Income taxes paid	$10,286	$12,915
Interest expense paid on deposits and borrowings	10,185	11,780
Noncash transfers from loans to other real estate (1)	19,792	24,780

(1)	Includes transfers from covered loans to covered other real estate.

Note 15 – Shareholders’ Equity

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements as described in the section captioned “Recent Legislative and Regulatory Developments” included in Part I. Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this report.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2015, Trustmark and TNB exceeded all applicable minimum capital standards for the parent company and its primary banking subsidiary.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2015, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2015 (Basel III) and December 31, 2014 (Basel I) ($ in thousands):

	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,133,094	13.28%	4.50%	n/a
Trustmark National Bank	1,172,108	13.74%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,191,523	13.97%	6.00%	n/a
Trustmark National Bank	1,172,108	13.74%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,285,309	15.07%	8.00%	n/a
Trustmark National Bank	1,265,894	14.84%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,191,523	10.14%	4.00%	n/a
Trustmark National Bank	1,172,108	9.99%	4.00%	5.00%

At December 31, 2014:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,069,630	12.75%	n/a	n/a
Trustmark National Bank	1,108,399	13.24%	n/a	n/a

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	4.00%	n/a
Trustmark National Bank	1,108,399	13.24%	4.00%	6.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	8.00%	n/a
Trustmark National Bank	1,198,697	14.32%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	4.00%	n/a
Trustmark National Bank	1,108,399	9.46%	4.00%	5.00%

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the six months ended June 30, 2015 and 2014 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Six Months Ended June 30, 2015:
Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$(4,154)	$1,589	$(2,565)
Reclassification adjustment for net gains realized in net income	-	-	-
Change in net unrealized holding loss on securities transferred to held to maturity	3,069	(1,174)	1,895
Total securities available for sale and transferred securities	(1,085)	415	(670)
Pension and other postretirement benefit plans:
Net change in prior service costs	125	(48)	77
Recognized net loss due to lump sum settlements	896	(343)	553
Change in net actuarial loss	2,437	(932)	1,505
Total pension and other postretirement benefit plans	3,458	(1,323)	2,135
Cash Flow Hedge Derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(703)	269	(434)
Reclassification adjustment for loss realized in net income	421	(161)	260
Total cash flow hedge derivatives	(282)	108	(174)
Total other comprehensive income	$2,091	$(800)	$1,291

Six Months Ended June 30, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$17,807	$(6,811)	$10,996
Reclassification adjustment for net gains realized in net income	(389)	149	(240)
Change in net unrealized holding loss on securities transferred to held to maturity	2,806	(1,073)	1,733
Total securities available for sale and transferred securities	20,224	(7,735)	12,489
Pension and other postretirement benefit plans:
Net change in prior service costs	125	(48)	77
Recognized net loss due to lump sum settlements	750	(287)	463
Change in net actuarial loss	1,805	(690)	1,115
Total pension and other postretirement benefit plans	2,680	(1,025)	1,655
Cash Flow Hedge Derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(1,571)	601	(970)
Total other comprehensive income	$21,333	$(8,159)	$13,174

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014 ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2015	$(11,003)	$(31,617)	$136	$(42,484)
Other comprehensive (loss) income before reclassification	(670)	2,135	(434)	1,031
Amounts reclassified from accumulated other comprehensive loss	-	-	260	260
Net other comprehensive (loss) income	(670)	2,135	(174)	1,291
Balance at June 30, 2015	$(11,673)	$(29,482)	$(38)	$(41,193)

Balance at January 1, 2014	$(25,462)	$(19,793)	$1,524	$(43,731)
Other comprehensive income (loss) before reclassification	12,729	1,655	(970)	13,414
Amounts reclassified from accumulated other comprehensive loss	(240)	-	-	(240)
Net other comprehensive income (loss)	12,489	1,655	(970)	13,174
Balance at June 30, 2014	$(12,973)	$(18,138)	$554	$(30,557)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2015 and the year ended December 31, 2014.

	June 30, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$107,418	$-	$107,418	$-
Obligations of states and political subdivisions	151,322	-	151,322	-
Mortgage-backed securities	2,159,176	-	2,159,176	-
Asset-backed securities and structured financial products	28,467	-	28,467	-
Securities available for sale	2,446,383	-	2,446,383	-
Loans held for sale	147,539	-	147,539	-
Mortgage servicing rights	71,422	-	-	71,422
Other assets - derivatives	3,992	(309)	2,680	1,621
Other liabilities - derivatives	1,508	742	766	-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$-	$100	$-
U.S. Government agency obligations	112,474	-	112,474	-
Obligations of states and political subdivisions	162,258	-	162,258	-
Mortgage-backed securities	2,068,035	-	2,068,035	-
Asset-backed securities and structured financial products	31,700	-	31,700	-
Securities available for sale	2,374,567	-	2,374,567	-
Loans held for sale	132,196	-	132,196	-
Mortgage servicing rights	64,358	-	-	64,358
Other assets - derivatives	5,527	1,181	3,047	1,299
Other liabilities - derivatives	4,338	490	3,848	-

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(1,093)	3,715
Additions	8,157	-
Sales	-	(3,393)
Balance, June 30, 2015	$71,422	$1,621

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2015	$3,708	$(564)

Balance, January 1, 2014	$67,834	$126
Total net (loss) gain included in Mortgage banking, net (1)	(7,964)	2,493
Additions	5,179	-
Sales	-	(410)
Balance, June 30, 2014	$65,049	$2,209

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2014	$(3,761)	$(594)

(1)	Total net (loss) gain included in Mortgage banking, net relating to MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2015, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2015, Trustmark had outstanding balances of $37.9 million in impaired LHFI that were specifically identified for evaluation and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $47.1 million at December 31, 2014.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At June 30, 2015, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $20.5 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2015 compared with $24.6 million for the same period in 2014.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $3.9 million and $6.7 million for the first six months of 2015 and 2014, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $25.7 million of foreclosed assets were remeasured during the first six months of 2015, requiring write-downs of $993 thousand to reach their current fair values compared to $25.9 million of foreclosed assets that were remeasured during the first six months of 2014, requiring write-downs of $3.3 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014, are as follows ($ in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$255,050	$255,050	$317,858	$317,858
Securities held to maturity	1,190,161	1,200,217	1,170,685	1,182,846
Level 3 Inputs:
Net LHFI	6,375,907	6,431,470	6,379,853	6,453,618
Net acquired loans	453,770	453,770	537,350	537,350
FDIC indemnification asset	2,632	2,632	6,997	6,997

Financial Liabilities:
Level 2 Inputs:
Deposits	9,792,174	9,797,257	9,698,358	9,702,864
Short-term liabilities	679,206	679,206	868,620	868,620
Long-term FHLB advances	1,204	1,211	1,253	1,263
Subordinated notes	49,953	52,626	49,936	53,504
Junior subordinated debt securities	61,856	46,392	61,856	46,392

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at June 30, 2015 and December 31, 2014.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2015, a net loss of $2.2 million and $1.8 million was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2015 included $1.3 million and $2.3 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014
Fair value of LHFS	$128,329	$91,182
LHFS contractual principal outstanding	126,627	88,106
Fair value less unpaid principal	$1,702	$3,076

Note 17 – Derivative Financial Instruments

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the six months ended June 30, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $37 thousand at June 30, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $704 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $2.1 million and $546 thousand for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the impact was a net positive ineffectiveness of $3.4 million and $2.4 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  On October 1, 2014, Trustmark elected to account for its mortgage LHFS under the fair value option in order to reduce the accounting volatility of related hedges.  As a result of this election, the forward sales contracts no longer qualify as derivative instruments designated as fair value hedges under FASB ASC Topic 815.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $248.0 million at June 30, 2015, with a positive valuation adjustment of $2.0 million, compared to $142.0 million, with a negative valuation adjustment of $1.0 million as of December 31, 2014.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $187.4 million at June 30, 2015, with a positive valuation adjustment of $1.6 million, compared to $88.4 million, with a positive valuation adjustment of $1.3 million as of December 31, 2014.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $348.0 million related to this program, compared to $349.4 million as of December 31, 2014.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of June 30, 2015 and December 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million.  As of June 30, 2015, Trustmark had posted collateral of $2.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of June 30, 2015 and December 31, 2014, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $18.8 million and $19.1 million, respectively.  As of June 30, 2015 and December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.0 million and $6.2 million, respectively.  The fair values of these risk participation agreements were immaterial at June 30, 2015 and December 31, 2014.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of June 30, 2015 and December 31, 2014 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2015	December 31, 2014
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(60)	$221

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(620)	$928
Exchange traded purchased options included in other assets	311	253
OTC written options (rate locks) included in other assets	1,621	1,299
Interest rate swaps included in other assets	2,722	2,804
Credit risk participation agreements included in other assets	18	22
Forward contracts included in other liabilities	(1,957)	1,014
Exchange traded written options included in other liabilities	742	490
Interest rate swaps included in other liabilities	2,705	2,813
Credit risk participation agreements included in other liabilities	18	21

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives in hedging relationships
Amount of loss recognized from accumulated other comprehensive loss and recognized in other interest expense	$(209)	$-	$(421)	$-
Amount of loss recognized in mortgage banking, net	-	(2,269)	-	(4,299)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(1,594)	$4,977	$2,956	$8,253
Amount of gain (loss) recognized in bank card and other fees	118	(122)	34	(243)

The following table discloses the amount included in other comprehensive (loss) income for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income	$174	$(562)	$(434)	$(970)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,662	$-	$2,662	$(395)	$-	$2,267

Offsetting of Derivative Liabilities
As of June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,705	$-	$2,705	$(395)	$1,029	$1,281

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,025	$-	$3,025	$(347)	$-	$2,678

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,813	$-	$2,813	$(347)	$-	$2,466

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General Banking
Net interest income	$96,815	$105,064	$194,075	$199,750
Provision for loan losses, net	1,858	4,135	3,990	3,393
Noninterest income	28,417	28,139	54,157	56,022
Noninterest expense	86,843	89,545	172,360	178,132
Income before income taxes	36,531	39,523	71,882	74,247
Income taxes	8,297	8,563	16,381	16,477
General banking net income	$28,234	$30,960	$55,501	$57,770

Selected Financial Information
Average assets	$12,036,687	$11,898,424	$12,054,143	$11,876,198
Depreciation and amortization	$9,172	$8,918	$18,047	$17,393

Wealth Management
Net interest income	$48	$134	$103	$282
Noninterest income	7,722	7,698	15,729	15,795
Noninterest expense	6,408	6,620	13,178	13,054
Income before income taxes	1,362	1,212	2,654	3,023
Income taxes	502	402	1,015	1,002
Wealth management net income	$860	$810	$1,639	$2,021

Selected Financial Information
Average assets	$4,256	$2,084	$3,052	$2,159
Depreciation and amortization	$49	$49	$95	$95

Insurance
Net interest income	$86	$90	$163	$160
Noninterest income	9,404	8,303	18,020	16,401
Noninterest expense	7,015	6,596	13,944	13,193
Income before income taxes	2,475	1,797	4,239	3,368
Income taxes	967	670	1,629	1,259
Insurance net income	$1,508	$1,127	$2,610	$2,109

Selected Financial Information
Average assets	$72,316	$70,515	$62,053	$66,707
Depreciation and amortization	$228	$233	$387	$468

Consolidated
Net interest income	$96,949	$105,288	$194,341	$200,192
Provision for loan losses, net	1,858	4,135	3,990	3,393
Noninterest income	45,543	44,140	87,906	88,218
Noninterest expense	100,266	102,761	199,482	204,379
Income before income taxes	40,368	42,532	78,775	80,638
Income taxes	9,766	9,635	19,025	18,738
Consolidated net income	$30,602	$32,897	$59,750	$61,900

Selected Financial Information
Average assets	$12,113,259	$11,971,023	$12,119,248	$11,945,064
Depreciation and amortization	$9,449	$9,200	$18,529	$17,956

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  Issued in April 2015, ASU 2015-03 addresses the different balance sheet presentation requirements for debt issuance cost and debt discount and premiums, which creates unnecessary complexity.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments of ASU 2015-03.  The amendments of ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015.  The adoption of ASU 2015-03 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2015-02, “Consolidation (Subtopic 810): Amendments to the Consolidation Analysis.” Issued in February 2015, ASU 2015-02 eliminates the indefinite deferral allowed under ASU 2009-17, “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” for investments in certain investment funds, and significantly changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership.  ASU 2015-02 is expected to result in the deconsolidation of many entities; however, reporting entities will need to reevaluate all previous consolidation conclusions.  The amendments of ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2014-11, “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” Issued in June 2014, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and for repurchase financing arrangements requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  ASU 2014-11 also requires disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  ASU 2014-11 requires interim and annual disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which include a disaggregation of the gross obligation by class of collateral pledged; the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed.  The accounting changes and disclosure requirements for certain transactions accounted for as a sale in ASU 2014-11 became effective for Trustmark’s on January 1, 2014 and had no impact on Trustmark’s consolidated financial statements due to Trustmark’s existing policy of accounting for its repurchase agreements as secured borrowings.  The disclosures requirements for transactions accounted for as secured borrowings in ASU 2014-11 became effective for Trustmark on April 1, 2015.  For Trustmark, the adoption of ASU 2014-11 resulted in a change in presentation only for the newly required disclosures, which are included in Note 9 – Securities Sold Under Repurchase Agreements, and had no impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2015, TNB had total assets of $12.180 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 201 offices and 2,989 full-time equivalent associates (measured at June 30, 2015) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Mortgage Banking – TNB provides mortgage banking services, including construction financing, production of conventional and government insured mortgages, secondary marketing and mortgage servicing.  At June 30, 2015, TNB’s mortgage loan portfolio totaled approximately $1.087 billion, while its portfolio of mortgage loans serviced for others, including Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA), totaled approximately $5.732 billion.

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning, retirement plan services as well as life insurance and other risk management services provided by FBBI.  TNB’s Wealth Management Division is also assisted by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser.  TIA provides customized investment management services to TNB’s Wealth Management Division, which in turn relies upon that advice to provide investment management services to TNB’s wealth management customers.  During the second quarter of 2014, TNB moved the administration of Private Banking, previously reported in the Wealth Management Division, to the General Banking Division, which encompasses TNB’s commercial, consumer and mortgage banking products and services.  At June 30, 2015, Trustmark held assets under management and administration of $11.082 billion and brokerage assets of $1.607 billion.

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

Executive Overview

Trustmark continued to achieve solid financial results with total revenues of $142.5 million and $282.2 million for the three and six months ended June 30, 2015, respectively.  Trustmark experienced growth during the second quarter of 2015 in the loans held for investment (LHFI) portfolio in the Alabama and Texas market regions, in addition to growth in its mortgage banking and insurance businesses.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Noninterest income increased 7.5% from the prior quarter and 3.2% from one year earlier, resulting from strong growth across Trustmark’s fee-income businesses, and noninterest expense remained well-controlled.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark also continued the realignment of its retail delivery channels to enhance productivity and efficiency as well as promote additional revenue growth.  Trustmark’s investments in remote deposit ATMs and myTrustmarkSM, Trustmark’s new online consumer-banking solution introduced during the second quarter of 2015, have been well-received by its customers.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2015, to shareholders of record on September 1, 2015.

Recent Economic and Industry Developments

The economy has continued to show moderate signs of improvement; however, lingering economic concerns remain as a result of the cumulative weight of soft labor markets in the United States, volatility in crude oil prices, slowing growth in markets in Western Europe, as well as in China and other emerging markets, combined with uncertainty regarding the timing of the anticipated tightening of the monetary policy by the Federal Reserve Board (FRB), and the continued instability of the Russian and Greek economies.  Doubts surrounding the near-term direction of global markets are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions can affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

Notwithstanding the various issues affecting European and Asian economies, the economy in the United States improved slightly during the six months of 2015.  Estimated employment growth in the United States for the first six months of 2015 was reported to average approximately 208,000 jobs created per month compared to approximately 228,000 jobs created per month during the first six months of 2014, while the unemployment rate declined to 5.3% as of June 2015 compared to 5.6% as of December 2014.  Consumer confidence in the United States rose by approximately 9.5% in the first six months of 2015, which reportedly reflected consumers’ increased optimism about the current state of business and employment conditions as well as the short-term outlook for both business conditions and the labor market.  In the July 2015 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a moderate to modest pace during the reporting period, and noted growth in lending activity, with real estate lending increased in half the districts and consumer lending, auto loans in particular, up in several districts.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a moderate pace, with most businesses reporting improved sales and positive outlooks for the near term, with the exception of the energy sector.  These three Federal Reserve Districts also reported increased loan demand, improvements in residential and commercial real estate activity and increased commercial construction.

The FRB has recently signaled its intent to begin increasing interest rates during the second half of 2015, depending upon the performance of the economy in the coming months.  It is, however, not possible to predict the timing or amount of any such increase in the coming year.  Low interest rates will continue to place pressure on net interest margins, as older, higher-yielding assets continue to mature or default and can only be replaced with lower-yielding instruments.

In the Federal Deposit Insurance Corporation’s (FDIC’s) first quarter 2015 “Quarterly Banking Profile” (published May 27, 2015), insured institutions reported an aggregate increase in net income for the first quarter of 2015 compared to that of 2014, principally due to an increase in reported net operating revenue (the sum of net interest income and total noninterest income).  The reported increase in net operating revenue for the first quarter of 2015 compared to that of 2014 was attributed to an aggregate increase in net interest income as well as noninterest income, which was principally due to higher trading revenue and income from the sale, securitization and servicing of mortgage loans.  Insured institutions reported an aggregate decrease in the average net interest margin for the first quarter of 2015 compared to that of 2014, as higher-yielding assets matured and were replaced by lower-yielding investments in a low interest-rate environment.  These institutions also reported (i) an aggregate increase in quarterly loan loss provisions for the third consecutive quarter; (ii) the lowest quarterly charge-off rate since the third quarter of 2006; (iii) improved noncurrent levels as the percentage of total loans and leases that were noncurrent declined to a seven-year low; (iv) declines in loan loss reserves for the twentieth consecutive quarter; and (v) increased equity capital.

Management has continued to carefully monitor the impact of liquidity in the financial markets, changes in values of securities and other assets, loan performance, default rates and other financial and macro‑economic indicators, in order to navigate the challenging economic environment.  Managing credit risks resulting from current economic and real estate market conditions also continues to be a primary focus for Trustmark.  Trustmark did not make significant changes to its loan underwriting standards during the first six months of 2015.  Trustmark’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.  Trustmark adheres to interagency guidelines regarding concentration limits of commercial real estate loans.  As a result of the continued economic uncertainty, Trustmark remains cautious in granting credit involving certain categories of real estate as well as in making exceptions to its loan policy.

Financial Highlights

Trustmark reported net income of $30.6 million, or basic and diluted earnings per share of $0.45 in the second quarter of 2015, compared to $32.9 million, or basic and diluted earnings per share of $0.49 in the second quarter of 2014.  Trustmark’s performance during the quarter ended June 30, 2015, produced a return on average tangible equity of 12.05% and a return on average assets of 1.01% compared to a return on average tangible equity of 13.90% and a return on average assets of 1.10% during the quarter ended June 30, 2014.  For the six months ending June 30, 2015, Trustmark reported net income of $59.8 million, or basic and diluted earnings per share of $0.88, compared to $61.9 million, or basic and diluted earnings per share of $0.92, for the six months ending June 30, 2014.  Trustmark’s performance for the six months ended June 30, 2015, produced a return on average tangible equity of 11.96% and a return on average assets of 0.99% compared to a return on average tangible equity of 13.43% and a return on average assets of 1.05% for the six months ended June 30, 2014.  Revenue totaled $142.5 million and $282.2 million for the quarter and six months ended June 30, 2015, respectively, compared to $149.4 million and $288.4 million for the quarter and six months ended June 30, 2014, respectively.  Revenue is defined as net interest income plus noninterest income.  See the highlights discussed below as well as the section captioned “Results of Operations” located elsewhere in this report, for information regarding the decrease in revenue.

Net income for the second quarter of 2015 declined $2.3 million, or 7.0%, when compared to the same time period in 2014 as declines in provision for loan losses, acquired loans and noninterest expense and gains in noninterest income were more than offset by declines in net interest income.  The provision for loan losses, acquired loans for the second quarter of 2015 decreased $3.0 million, or 78.2%, compared to the same time period in 2014.  Noninterest expense for the second quarter of 2015 declined $2.5 million, or 2.4%, when compared to the same time period in 2014.  The decline in noninterest expenses was primarily due to declines in ORE/foreclosure expense and other noninterest expense.  Total noninterest income increased $1.4 million, or 3.2%, as gains in mortgage banking, net and insurance commissions were partially offset by declines in bank card and other fees and other noninterest income.  Net interest income decreased $8.3 million, or 7.9%, when the second quarter of 2015 is compared to the same time period in 2014, primarily due to the decline in interest and fees on acquired loans of $10.7 million, or 46.0%, which was partially offset by an increase in interest and fees on loans held for sale (LHFS) and LHFI of $1.8 million, or 2.7%.

Net income for the first six months of 2015 decreased $2.2 million, or 3.5%, compared to the same time period in 2014 as declines in noninterest expense and provision for loan losses, acquired loans were more than offset by declines in net interest income and increased provision for loan losses, LHFI.  Noninterest expense for the first six months of 2015 declined $4.9 million, or 2.4%, when compared to the same time period in 2014.  The decline in noninterest expenses was primarily due to declines in ORE/foreclosure expense and other noninterest expense, which was partially offset by increases in salaries and employee benefits and services and fees expense.  The provision for loan losses, acquired loans for the first six months of 2015 decreased $2.7 million, or 69.5%, compared to the same time period in 2014.  Net interest income decreased $5.9 million, or 2.9%, when the first six months of 2015 are compared to the same time period in 2014, primarily due to declines in interest and fees on acquired loans of $12.4 million, or 31.0%, which was partially offset by an increase in interest and fees on LHFS and LHFI of $5.0 million, or 3.8%, and a decrease in interest expense on deposits of $1.9 million, or 22.6%.  The provision for loan losses, LHFI for the first six months of 2015 increased $3.3 million compared to the same time period in 2014.  Please see the section captioned “Results of Operations” below for a more complete overview of Trustmark’s financial performance for the first six months of 2015.

Trustmark’s provision for loan losses, LHFI, for the six months ended June 30, 2015 totaled $2.8 million, an increase of $3.3 million when compared to a negative provision for loan losses, LHFI of $454 thousand for the six months ended June 30, 2014.  The increase in the provision for loan losses, LHFI for the first six months of 2015 resulted primarily from declines in recoveries and the amount of reserves released, principally in the Florida market region, revisions to the quantitative and qualitative reserve factors of the allowance for loan loss methodology and growth in LHFI balances compared to the first six months of 2014.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.

At June 30, 2015, nonperforming assets, excluding acquired loans and covered other real estate, totaled $159.2 million, a decrease of $12.7 million, or 7.4%, compared to December 31, 2014 due to declines in both nonaccrual LHFI and other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $68.4 million at June 30, 2015, representing a decrease of $10.9 million, or 13.7%, relative to December 31, 2014 principally due to substandard credits in Trustmark’s Mississippi, Florida, Texas and Tennessee market regions that were paid off, paid down or foreclosed partially offset by LHFI migrating to nonaccrual status during the first six months of 2015.  Other real estate, excluding covered other real estate, declined $1.8 million, or 1.9%, during the first six months of 2015 primarily due to properties sold in Trustmark’s Florida and Mississippi market regions partially offset by a property foreclosed in the Texas market region.  Total net charge-offs of LHFI for the six months ended June 30, 2015 were $1.3 million, an increase of $1.9 million when compared to net recoveries of LHFI of $654 thousand for the six months ended June 30, 2014, principally due to the decline in recoveries in Trustmark’s Florida market region.

LHFI totaled $6.447 billion at June 30, 2015, a decrease of $2.4 million compared to December 31, 2014 and an increase of $260.1 million, or 4.2%, compared to June 30, 2014.  The slight decline in LHFI during the first six months of 2015 was principally due to pay-downs in commercial and industrial loans and state and other political subdivision loans, primarily in the Mississippi market region, which were largely offset by growth in the Alabama, Texas and Tennessee market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI” located elsewhere in this report.

Trustmark has continued to experience improvements in credit quality on LHFI.  As of June 30, 2015, classified LHFI balances decreased $22.4 million, or 11.0%, while criticized LHFI balances decreased $43.9 million, or 17.9%, when compared to balances at June 30, 2014.  The volume of classified and criticized LHFI decreased year-over-year primarily as a result of improvement in repayment capacity of borrowers and subsequent upgrade of those credits to a pass category as well as repayment of several credits of significant size.

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

Total deposits were $9.792 billion at June 30, 2015, compared with $9.698 billion at December 31, 2014, an increase of $93.8 million, or 1.0%.  Growth in noninterest-bearing and interest-bearing deposits totaled $70.5 million, or 2.6%, and $23.3 million, or 0.3%, respectively, during the first six months of 2015.  Other short-term borrowings totaled $679.2 million at June 30, 2015, a decrease of $189.4 million, or 21.8%, when compared with $868.6 million at December 31, 2014.  The decrease in other short-term borrowings was principally due to the $200.0 million decline in outstanding short-term FHLB advances with the FHLB of Dallas.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2015.

Recent Legislative and Regulatory Developments

In 2013, the FRB, FDIC and the Office of the Comptroller of the Currency (OCC) jointly promulgated final rules revising regulatory capital requirements to address perceived shortcomings in the existing regulatory capital requirements that became evident during the recent financial crisis by implementing capital requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and international capital regulatory standards by the Basel Committee on Banking Supervision (Basel III).  The new capital rules adopt a new common equity Tier 1 requirement, increase the minimum Tier 1 capital ratio, introduce a new capital conservation buffer, adopt new risk-weight calculation methods for the “standardized” denominator and revise the regulatory components and calculations of capital.  Trustmark and TNB were required to comply with the new capital rules beginning January 1, 2015.  Certain of the requirements of the capital rules, such as the capital conservation buffer, will be phased in until January 1, 2019.  Once the new capital requirements are fully phased in, it is expected that Trustmark and TNB will be required to hold a greater amount of capital and a greater amount of common equity than they were previously required to hold.  Management does not expect the new capital rules to have a significant impact on Trustmark or TNB; however, Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.

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

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statements of Income
Total interest income	$101,946	$110,743	$204,377	$211,451
Total interest expense	4,997	5,455	10,036	11,259
Net interest income	96,949	105,288	194,341	200,192
Provision for loan losses, LHFI	1,033	351	2,818	(454)
Provision for loan losses, acquired loans	825	3,784	1,172	3,847
Noninterest income	45,543	44,140	87,906	88,218
Noninterest expense	100,266	102,761	199,482	204,379
Income before income taxes	40,368	42,532	78,775	80,638
Income taxes	9,766	9,635	19,025	18,738
Net Income	$30,602	$32,897	$59,750	$61,900

Revenues (1)
Total revenues	$142,492	$149,428	$282,247	$288,410

Per Share Data
Basic earnings per share	$0.45	$0.49	$0.88	$0.92
Diluted earnings per share	0.45	0.49	0.88	0.92
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	8.44%	9.48%	8.33%	9.05%
Return on average tangible equity	12.05%	13.90%	11.96%	13.43%
Return on average assets	1.01%	1.10%	0.99%	1.05%
Net interest margin (fully taxable equivalent)	3.81%	4.21%	3.84%	4.07%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.07%	0.08%	0.04%	-0.02%
Provision for loan losses/average loans	0.06%	0.02%	0.09%	-0.02%
Nonperforming loans/total loans (incl LHFS*)	1.04%	1.12%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.38%	2.77%
Allowance for loan losses/total loans (excl LHFS*)	1.10%	1.08%

June 30,	2015	2014
Consolidated Balance Sheets
Total assets	$12,182,448	$12,119,996
Securities	3,636,544	3,533,221
Loans held for investment and acquired loans (including LHFS*)	7,061,011	6,975,642
Deposits	9,792,174	9,860,366
Total shareholders' equity	1,450,409	1,399,891

Stock Performance
Market value - close	$24.98	$24.69
Book value	21.47	20.76
Tangible book value	15.58	14.78

Capital Ratios
Total equity/total assets	11.91%	11.55%
Tangible equity/tangible assets	8.93%	8.51%
Tangible equity/risk-weighted assets	12.34%	12.19%
Tier 1 leverage ratio	10.14%	9.43%
Tier 1 common risk-based capital ratio	13.28%	12.61%
Tier 1 risk-based capital ratio	13.97%	13.34%
Total risk-based capital ratio	15.07%	14.54%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income.
(2)	Excludes Acquired Loans and Covered Other Real Estate.
*	LHFS is Loans Held for Sale.
**	ORE is Other Real Estate.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,454,501	$1,392,240	$1,445,783	$1,380,019
Less: Goodwill		(365,500)	(365,500)	(365,500)	(369,090)
Identifiable intangible assets		(30,385)	(38,711)	(31,386)	(39,857)
Total average tangible equity		$1,058,616	$988,029	$1,048,897	$971,072

PERIOD END BALANCES
Total shareholders' equity		$1,450,409	$1,399,891
Less: Goodwill		(365,500)	(365,500)
Identifiable intangible assets		(32,042)	(37,506)
Total tangible equity	(a)	$1,052,867	$996,885

TANGIBLE ASSETS
Total assets		$12,182,448	$12,119,996
Less: Goodwill		(365,500)	(365,500)
Identifiable intangible assets		(32,042)	(37,506)
Total tangible assets	(b)	$11,784,906	$11,716,990
Risk-weighted assets	(c)	$8,530,144	$8,175,622

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$30,602	$32,897	$59,750	$61,900
Plus: Intangible amortization net of tax		1,210	1,353	2,439	2,770
Net income adjusted for intangible amortization		$31,812	$34,250	$62,189	$64,670
Period end shares outstanding	(d)	67,557,395	67,439,788

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.05%	13.90%	11.96%	13.43%
Tangible equity/tangible assets	(a)/(b)	8.93%	8.51%
Tangible equity/risk-weighted assets	(a)/(c)	12.34%	12.19%
Tangible book value	(a)/(d)*1,000	$15.58	$14.78

TIER 1 COMMON RISK-BASED CAPITAL - BASEL I
Total shareholders' equity			$1,399,891
Eliminate qualifying AOCI			30,557
Qualifying tier 1 capital			60,000
Disallowed goodwill			(365,500)
Adjustment to goodwill allowed for deferred taxes			15,150
Other disallowed intangibles			(37,506)
Disallowed servicing intangible			(6,505)
Disallowed deferred taxes			(5,134)
Total tier 1 capital			1,090,953
Less: Qualifying tier 1 capital			(60,000)
Total tier 1 common capital	(e)		$1,030,953

Tier 1 common risk-based capital ratio	(e)/(c)		12.61%

COMMON EQUTY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,450,409
AOCI-related adjustments		41,193
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(348,940)
Other adjustments and deductions for CET1 (2)		(9,568)
CET1 capital	(f)	1,133,094
Additional tier 1 capital instruments plus related surplus		60,000
Less: additional tier 1 capital deductions		(1,571)
Additional tier 1 capital		58,429
Tier 1 Capital		$1,191,523

Tier 1 common equity risk-based capital ratio	(f)/(c)	13.28%

(1)	Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

Net interest income-FTE for the six months ended June 30, 2015 decreased $5.5 million, or 2.7%, when compared with the same period in 2014.  The net interest margin decreased 23 basis points to 3.84% for the first six months of 2015, compared with the same time period in 2014.  The decrease in the net interest margin reflected the prolonged low interest rate environment in the United States, and was primarily the result of a downward repricing of LHFI in response to increased competitive pricing pressures, which was partially offset by lower deposit and short-term borrowing costs and increases in the yield on acquired loans.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the first six months of 2015 was 3.48%, a decrease of 6 basis points when compared to the same time period in 2014, due to similar factors as discussed above.

Average interest-earning assets for the first six months of 2015 were $10.625 billion compared to $10.309 billion for the same time period in 2014, an increase of $316.5 million, or 3.1%.  The growth in average earning assets during the first six months of 2015 was primarily due to an increase in average loans (LHFS and LHFI) of $501.7 million, or 8.3%, and average securities-taxable of $64.1 million, or 1.9%, partially offset by a decrease in average acquired loans of $236.0 million, or 31.9%.  The increase in average loans (LHFS and LHFI) was primarily attributable to increases in the LHFI portfolio when compared to June 30, 2014.  The increase in average securities-taxable was primarily attributable to purchases of U.S Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.

During the first six months of 2015, interest and fees on LHFS and LHFI-FTE increased $5.4 million, or 4.0%, when compared to the same time period in 2014, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 18 basis points to 4.34% due to downward repricing of LHFI due to the current interest rate environment and related competitive pressures.  During the first six months of 2015, interest and fees on acquired loans decreased $12.4 million, or 31.0%, compared to the first six months of 2014, due to declines in accretion income as acquired loans continue to pay-down and recoveries on loan pay-offs of loans acquired in connection with the February 2013 merger with BancTrust Financial Group, Inc. (BancTrust), while the yield on acquired loans increased to 11.05% compared to 10.90% during the same time period in 2014.  The increase in the yield on acquired loans was attributable to increases in accretion income as a percentage of average acquired loans for loans acquired in the BancTrust merger, increases in recoveries on loans acquired in the April 2011 acquisition of Heritage Banking Group (Heritage) and the March 2012 merger with Bay Bank and Trust Company (Bay Bank) and increases in other interest and fees earned on all acquired loans.  As a result of these factors, interest income-FTE decreased $6.8 million, or 3.1%, in the first six months of 2015 compared to the same time period in 2014.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.29% for the first six months of 2014 to 4.03% for the same time period in 2015, a decrease of 26 basis points.

Average interest-bearing liabilities for the first six months of 2015 totaled $7.779 billion compared to $7.790 billion for the same time period in 2014, a decrease of $10.7 million, or 0.1%.  Average interest-bearing deposits for the first six months of 2015 decreased $258.0 million, or 3.5%, compared to the same time period in 2014, principally due to declines in certificates of deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.  The combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased $247.4 million, or 47.8%, when the first six months of 2015 are compared to the same time period in 2014, which was primarily attributable to increased balances of federal funds purchased and securities sold under repurchase agreements as well as short-term FHLB advances obtained from the FHLB of Dallas as Trustmark chose to utilize these less costly sources of funding.  Total interest expense for the first six months of 2015 decreased $1.2 million, or 10.9%, when compared with the same time period in 2014, principally due to the $1.9 million, or 22.6%, decrease in interest expense on deposit accounts as a result of the decline in interest-bearing deposits.  As a result of these factors, the overall yield on interest-bearing liabilities declined 3 basis points to 0.26% when the first six months of 2015 is compared with the same time period in 2014.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2015			2014

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$557	$2	1.44%	$2,648	$6	0.91%
Securities - taxable	3,398,758	19,731	2.33%	3,325,800	19,522	2.35%
Securities - nontaxable	158,503	1,688	4.27%	179,507	1,912	4.27%
Loans (LHFS and LHFI)	6,554,739	71,546	4.38%	6,160,781	69,618	4.53%
Acquired loans	482,992	12,557	10.43%	695,855	23,250	13.40%
Other earning assets	41,242	392	3.81%	36,259	379	4.19%
Total interest-earning assets	10,636,791	105,916	3.99%	10,400,850	114,687	4.42%
Cash and due from banks	272,292			304,441
Other assets	1,288,507			1,343,384
Allowance for loan losses, net	(84,331)			(77,652)
Total Assets	$12,113,259			$11,971,023

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,003,433	3,204	0.18%	$7,223,890	3,970	0.22%
Federal funds purchased and securities sold under repurchase agreements	497,606	179	0.14%	387,289	110	0.11%
Other borrowings	241,777	1,614	2.68%	179,527	1,375	3.07%
Total interest-bearing liabilities	7,742,816	4,997	0.26%	7,790,706	5,455	0.28%
Noninterest-bearing demand deposits	2,772,741			2,676,907
Other liabilities	143,201			111,170
Shareholders' equity	1,454,501			1,392,240

Total Liabilities and Shareholders' Equity	$12,113,259			$11,971,023
Net Interest Margin		100,919	3.81%		109,232	4.21%

Less tax equivalent adjustment		3,970			3,944

Net Interest Margin per Consolidated Statements of Income		$96,949			$105,288

	Six Months Ended June 30,
	2015			2014

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$388	$2	1.04%	$4,543	$11	0.49%
Securities - taxable	3,354,784	39,317	2.36%	3,290,664	38,742	2.37%
Securities - nontaxable	163,736	3,477	4.28%	180,142	3,832	4.29%
Loans (LHFS and LHFI)	6,558,066	141,204	4.34%	6,056,331	135,803	4.52%
Acquired loans	504,440	27,635	11.05%	740,444	40,036	10.90%
Other earning assets	43,791	785	3.61%	36,538	754	4.16%
Total interest-earning assets	10,625,205	212,420	4.03%	10,308,662	219,178	4.29%
Cash and due from banks	281,222			355,476
Other assets	1,295,989			1,359,614
Allowance for loan losses, net	(83,168)			(78,688)
Total Assets	$12,119,248			$11,945,064

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,014,448	6,451	0.19%	$7,272,488	8,335	0.23%
Federal funds purchased and securities sold under repurchase agreements	459,617	322	0.14%	335,341	186	0.11%
Other borrowings	305,411	3,263	2.15%	182,337	2,738	3.03%
Total interest-bearing liabilities	7,779,476	10,036	0.26%	7,790,166	11,259	0.29%
Noninterest-bearing demand deposits	2,757,428			2,653,973
Other liabilities	136,561			120,906
Shareholders' equity	1,445,783			1,380,019
Total Liabilities and Shareholders' Equity	$12,119,248			$11,945,064

Net Interest Margin		202,384	3.84%		207,919	4.07%

Less tax equivalent adjustment		8,043			7,727

Net Interest Margin per Consolidated Statements of Income		$194,341			$200,192

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI for the first six months of 2015 totaled 0.09% of average loans (LHFS and LHFI), compared with -0.02% of average loans (LHFS and LHFI) for the same time period in 2014.  The increase in the provision during the first six months of 2015 when compared to the same time period in 2014 was primarily a result of declines in recoveries and reserves released, principally in the Florida market region due to loans that were charged down in previous periods, changes in the quantitative and qualitative reserve factors and growth in LHFI balances when compared to balances at June 30, 2014.

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

During the first quarter of 2015, Trustmark revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI by eliminating caps and floors from the criticized risk grades.  The caps and floors for criticized risk ratings were eliminated in order to allow the risk associated with those credits to be reflected without constraint of pre-existing limits (caps and floors) on the risk ratings.  The elimination of the caps and floors for criticized risk ratings in the qualitative portion of the allowance for loan loss methodology for commercial LHFI resulted in a provision recapture of $1.8 million in the first quarter of 2015.  Trustmark also revised the qualitative and quantitative portions of the allowance for loan loss methodology for commercial LHFI by adjusting the Florida market region’s distribution factors.  When the current allowance for loan loss methodology was originally established, the vast majority of the reserve for the Florida market region’s assets was covered by the quantitative features of the allowance for loan loss methodology due to the amount of gross charge-offs at that time and captured the vast majority of the embedded risk in the portfolio.  The distribution for the Florida market region was adjusted to be the same as Trustmark’s other key market regions since the credit metrics in the Florida market region now more closely resemble Trustmark as a whole.  The change in the Florida market region distribution resulted in an additional provision expense of $2.1 million related to the qualitative portion and an additional provision expense of $785 thousand related to the quantitative portion of the allowance for loan loss methodology for commercial LHFI in the first quarter of 2015.  Combined, these revisions to the allowance for loan loss methodology for commercial LHFI resulted in an additional provision of approximately $1.1 million during the first quarter of 2015.  For additional information on changes to Trustmark’s allowance for loan loss methodology for LHFI, please see Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI located elsewhere in this report.

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Alabama	$623	$696	$1,384	$1,168
Florida	(1,168)	(2,014)	665	(5,513)
Mississippi (1)	2,046	2,877	(683)	4,860
Tennessee (2)	(483)	(277)	949	(1,192)
Texas	15	(931)	503	223
Total provision for loan losses, LHFI	$1,033	$351	$2,818	$(454)

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Net changes to the provision for loan losses, LHFI were highest in Trustmark’s Florida, Mississippi and Tennessee market regions when the first six months of 2015 are compared to the same time period in 2014.  The $6.2 million increase in provision for the Florida market region was primarily due to a decline in recoveries, principally resulting from pay-downs during the first six months of 2014 of loans previously charged down, and the additional provision expense recorded during the first quarter of 2015 for the change in the Florida market region distribution discussed above.  The provision for loan losses, LHFI for the Mississippi market region declined $5.5 million primarily due to a decline in the amount of reserves required based on the qualitative reserve factor calculation, lower net charge-offs of nonimpaired LHFI, and changes in the allowance for loan loss methodology during the first six months of 2014 and 2015.  The provision for loan losses, LHFI for the Tennessee market region increased $2.1 million when the first six months of 2015 are compared to the same time period in 2014 primarily due to increases in reserves required based on balance and risk rate changes of LHFI and the additional provision expense recorded during the first quarter of 2015 due to the changes in the allowance for loan loss methodology discussed above.

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

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The decrease in the provision for loan losses, acquired loans during the first six months of 2015 when compared to the same time period in 2014 was principally due to an increase in recoveries of acquired loans and changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
BancTrust	$1,022	$3,092	$1,707	$3,244
Bay Bank	(93)	261	(111)	643
Heritage	(104)	431	(424)	(40)
Total provision for loan losses, acquired loans	$825	$3,784	$1,172	$3,847

Noninterest Income

Noninterest income represented 32.0% and 31.1% of total revenue, before securities gains, net, for the three and six months ended June 30, 2015, respectively, compared to 29.5% and 30.5% of total revenue, before securities gains, net, for the three and six months ended June 30, 2014, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges on deposit accounts	$11,920	$11,846	$74	0.6%	$23,005	$23,414	$(409)	-1.7%
Bank card and other fees	7,416	9,894	(2,478)	-25.0%	14,178	18,975	(4,797)	-25.3%
Mortgage banking, net	9,481	6,191	3,290	53.1%	18,446	13,020	5,426	41.7%
Insurance commissions	9,401	8,300	1,101	13.3%	18,017	16,397	1,620	9.9%
Wealth management	7,758	7,710	48	0.6%	15,748	15,845	(97)	-0.6%
Other, net	(433)	199	(632)	n/m	(1,488)	178	(1,666)	n/m
Total Noninterest Income before securities gains, net	45,543	44,140	1,403	3.2%	87,906	87,829	77	0.1%
Security gains, net	-	-	-	0.0%	-	389	(389)	-100.0%
Total Noninterest Income	$45,543	$44,140	$1,403	3.2%	$87,906	$88,218	$(312)	-0.4%
n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in noninterest income during the three months ended June 30, 2015 when compared to the same time periods in 2014 was primarily the result of growth in mortgage banking revenues due principally to higher gains on secondary marketing loan sales resulting from higher spreads and volumes and growth in insurance commissions, which were partially offset by declines in bank card and other fees resulting from lower interchange income and declines in other, net resulting from decreases in other miscellaneous income and the cash surrender value of bank-owned life insurance policies and an increase in the net reduction of the FDIC indemnification asset.  The decline in noninterest income during the six months ended June 30, 2015 when compared to the same time periods in 2014 was primarily the result of declines in bank card and other fees resulting from lower interchange income and declines in other, net resulting from decreases in other miscellaneous income and the cash surrender value of bank-owned life insurance policies and an increase in the net reduction of the FDIC indemnification asset.  These declines were partially offset by growth in mortgage banking revenues due principally to higher gains on secondary marketing loan sales resulting from higher spreads and volumes and growth in insurance commissions.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Segment Information” located elsewhere in this report.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The decrease in bank card and other fees for the three and six months ended June 30, 2015 when compared to the same time periods in 2014 was primarily the result of declines in interchange income.

On June 29, 2011, the FRB issued a final rule (Regulation II - Debit Card Interchange Fees and Routing) establishing standards for debit card interchange fees, which limited the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction to the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB also approved a final rule on July 27, 2012 that allows for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.  The provisions regarding debit card interchange fees became effective October 1, 2011, and the fraud prevention adjustment became effective October 1, 2012.

In accordance with the FRB final rule, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.  Trustmark’s noninterest income declined $5.6 million during the first six months of 2015 as a result of the FRB final rule.  The full impact of the FRB final rule is expected to reduce noninterest income by an estimated $10.0 to $11.0 million for 2015 based on current transaction volume.

Management has identified a number of strategic priorities, such as process improvements, expense management and continued realignment of Trustmark’s branch network, that when combined with current fee improvement options being evaluated within various areas of Trustmark’s retail banking section are expected to offset, in part, the impact of the FRB final rule.  Trustmark has implemented multiple initiatives during the first six months of 2015, such as investments to augment delivery channels and infrastructure to accommodate customers’ changing banking needs, including the investment in myTrustmarkSM, Trustmark’s new online consumer banking solution; the addition of ten mortgage producers and two mortgage loan production offices throughout the Alabama and Florida market regions as well as the addition of several insurance production staff members to support fee income growth in these areas; the opening of two new banking offices in markets with promising growth opportunities and the consolidation of six banking offices with limited growth opportunities with plans to consolidate an additional two banking offices during the third quarter of 2015; and the continued control over noninterest expenses, which have declined 2.4% so far in 2015.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Mortgage servicing income, net	$4,696	$4,592	$104	2.3%	$9,593	$9,131	$462	5.1%
Change in fair value-MSR from runoff	(2,587)	(2,391)	(196)	-8.2%	(4,800)	(4,203)	(597)	-14.2%
Gain on sales of loans, net	5,114	2,749	2,365	86.0%	8,830	4,588	4,242	92.5%
Other, net	206	695	(489)	-70.4%	1,451	1,095	356	32.5%
Mortgage banking income before hedge ineffectiveness	7,429	5,645	1,784	31.6%	15,074	10,611	4,463	42.1%
Change in fair value-MSR from market changes	6,076	(3,038)	9,114	n/m	3,708	(3,761)	7,469	n/m
Change in fair value of derivatives	(4,024)	3,584	(7,608)	n/m	(336)	6,170	(6,506)	n/m
Net positive hedge ineffectiveness	2,052	546	1,506	n/m	3,372	2,409	963	40.0%
Mortgage banking, net	$9,481	$6,191	$3,290	53.1%	$18,446	$13,020	$5,426	41.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in net revenue from mortgage banking for the three and six months ended June 30, 2015 compared to the same time periods in 2014 was principally due to higher gains on secondary marketing sales and increases in the net positive ineffectiveness for the mortgage servicing hedge.  Mortgage loan production for the three and six months ended June 30, 2015 was $416.9 million and $721.5 million, an increase of $94.7 million, or 29.4%, and $168.9 million, or 30.6%, respectively, when compared to the same time periods in 2014, reflecting industry-wide improvements in real estate and construction activity as well as increased mortgage lending activity due to lower mortgage rates.  In addition, during the second quarter of 2015, Trustmark expanded its mortgage banking capabilities with the addition of ten mortgage producers in the Alabama and Florida market regions.  Loans serviced for others totaled $5.732 billion at June 30, 2015 compared with $5.517 billion at June 30, 2014.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the three and six months ended June 30, 2015 are compared to the same time periods in 2014, resulted from increases in the volume of loan sales and higher profit margins from secondary marketing activities.  Loan sales totaled $346.9 million and $579.9 million during the three and six months ended June 30, 2015, an increase of $134.0 million and $182.1 million, respectively, when compared with the same time periods in 2014 due to increased mortgage lending activity and Trustmark’s decision to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a net gain of $304 thousand, which is included in mortgage banking, net for the six months ended June 30, 2015.  For additional information, please see the section captioned “LHFS” included elsewhere in this report.

As part of Trustmark’s risk management strategy, exchange-traded derivative instruments are utilized to offset changes in the fair value of mortgage servicing rights (MSR) attributable to changes in interest rates.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of derivative instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $2.1 million and $546 thousand for the three months ended June 30, 2015 and 2014, respectively, and a net positive ineffectiveness of $3.4 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.  The net positive ineffectiveness primarily resulted from the hedge income produced by a positively-sloped yield curve and net option premium during the periods, which are both core components of the MSR hedge strategy.  The increase in the net positive ineffectiveness was primarily due to the mortgage spread tightening during the second quarter of 2014 compared to no change in the mortgage spread during the second quarter of 2015 as well as the increase in mortgage rates during the second quarter of 2015 compared to a decrease in mortgage rates during the second quarter of 2014.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  During the fourth quarter of 2014, Trustmark elected to account for its LHFS purchased or originated on or after October 1, 2014 which are held for sale under the fair value option permitted by FASB ASC Topic 825.  The fair value option election does not apply to GNMA optional repurchase loans.  For additional information regarding this change, see the section captioned “LHFS” located elsewhere in this report.

The decrease in other mortgage banking income, net when comparing the three months ended June 30, 2015 with the same period in 2014 primarily resulted from a decrease in the net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in both volumes and profit margins during the three months ended June 30, 2014.  The increase in other mortgage banking income, net when comparing the six months ended June 30, 2015 with the same period in 2014 primarily resulted from an increase in the net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in volumes during the first six months of 2015 offset partially by higher increases in interest margins during the first six months of 2014.  See the section captioned “Derivatives” elsewhere in this report for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,480)	$(3,006)	$526	17.5%	$(4,952)	$(6,012)	$1,060	17.6%
Decrease in FDIC indemnification asset	(1,798)	(999)	(799)	-80.0%	(2,768)	(1,687)	(1,081)	-64.1%
Increase in life insurance cash surrender value	1,673	1,857	(184)	9.9%	3,348	3,945	(597)	15.1%
Other miscellaneous income	2,172	2,347	(175)	-7.5%	2,884	3,932	(1,048)	-26.7%
Total other, net	$(433)	$199	$(632)	n/m	$(1,488)	$178	$(1,666)	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other income, net for the three months ended June 30, 2015 when compared to the same time period in 2014 was primarily the result of the increase in the net reduction of the FDIC indemnification asset.  The decrease in other income, net for the six months ended June 30, 2015 when compared to the same time period in 2014 was primarily the result of the increase in the net reduction of the FDIC indemnification asset and a decline in other miscellaneous income due to a net loss on the sale of a former bank branch acquired in the merger with BancTrust during the first quarter of 2015 and a one-time arrangement fee received during the second quarter of 2014, which was partially offset by the decrease in partnership amortization for tax credit purposes.  The increase in the net reduction of the FDIC indemnification asset for the three and six months ended June 30, 2015 when compared to the same time periods in 2014, resulted primarily from valuation adjustments for covered acquired loans and covered other real estate during the period.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$57,393	$56,134	$1,259	2.2%	$114,562	$112,860	$1,702	1.5%
Services and fees	15,005	14,543	462	3.2%	29,126	27,708	1,418	5.1%
Net occupancy-premises	6,243	6,413	(170)	-2.7%	12,434	13,019	(585)	-4.5%
Equipment expense	5,903	6,136	(233)	-3.8%	11,877	12,274	(397)	-3.2%
ORE/Foreclosure expense:
Writedowns	345	2,943	(2,598)	-88.3%	1,370	4,126	(2,756)	-66.8%
Carrying costs	576	893	(317)	-35.5%	666	3,025	(2,359)	-78.0%
Total ORE/Foreclosure expense	921	3,836	(2,915)	-76.0%	2,036	7,151	(5,115)	-71.5%
FDIC assessment expense	2,615	2,468	147	6.0%	5,555	4,884	671	13.7%
Other expense	12,186	13,231	(1,045)	-7.9%	23,892	26,483	(2,591)	-9.8%
Total noninterest expense	$100,266	$102,761	$(2,495)	-2.4%	$199,482	$204,379	$(4,897)	-2.4%

The decrease in noninterest expense for the three and six months ended June 30, 2015 when compared to the same time periods in 2014 was primarily attributable to decreases in ORE/foreclosure expense and other expense, which was partially offset by an increase in salaries and employee benefits and services and fees.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest category of noninterest expense, for the three and six months ended June 30, 2015, when compared with the same time periods in 2014, primarily reflects higher commissions expense resulting from increased mortgage production and improved performance in Trustmark’s Insurance Division and higher pension expense due to increases in recognized net actuarial losses and lump sum settlements.

Services and Fees

The increase in services and fees for the six months ended June 30, 2015 when compared with the same time period in 2014 was primarily due to increases in data processing expense related to software, which was partially offset by a decline in advertising expense.

Net Occupancy-Premises

The decrease in net occupancy-premises expense for the three and six months ended June 30, 2015 when compared to the same time periods in 2014 was principally due to declines in ad valorem taxes and building repairs and maintenance expense, which were partially offset by increases in building rental expense.

During the first six months of 2015, Trustmark completed the consolidation of six banking offices with limited growth opportunities, expanded its mortgage-banking platform with the addition of a new mortgage loan production office in Alabama, and opened two new banking offices in the Alabama market region.  Trustmark also announced plans to consolidate an additional two banking offices and open a mortgage loan production office in the Florida market region during the third quarter of 2015.

ORE/Foreclosure Expense

The decrease in ORE/Foreclosure expense for the three months ended June 30, 2015 compared with the same time period in 2014 was primarily due to the decrease in other real estate write-downs.  The decrease in ORE/Foreclosure expense for the first six months of 2015 compared with the same time period in 2014 was primarily due to a decrease in other real estate write-downs and an increase in the net gain on the sale of other real estate.  The net gain on sale of other real estate for the first six months of 2015 totaled $2.2 million, compared to a net gain on the sale of other real estate of $527 thousand for the first six months of 2014.  The net gain on sale of other real estate for the first six months of 2015 was primarily due to properties sold in the Florida and Alabama market regions resulting from foreclosures of loans acquired in the BancTrust merger.  For additional analysis of other real estate and foreclosure expenses, please see the sections captioned “Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate” and “Covered Other Real Estate,” located elsewhere in this report.

FDIC Assessment Expense

The increase in FDIC assessment expense for the first six months of 2015 when compared with the same time period in 2014 primarily resulted from the increase in Trustmark’s assessment base.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act requires the minimum reserve ratio for the Deposit Insurance Fund be increased from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark lost the benefit of this offset beginning in the second quarter 2014.  The change in the assessment methodology was immaterial to Trustmark’s results of operations.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Loan expense	$3,342	$3,107	$235	7.6%	$6,063	$6,571	$(508)	-7.7%
Amortization of intangibles	1,959	2,190	(231)	-10.5%	3,950	4,483	(533)	-11.9%
Other miscellaneous expense	6,885	7,934	(1,049)	-13.2%	13,879	15,429	(1,550)	-10.0%
Total other expense	$12,186	$13,231	$(1,045)	-7.9%	$23,892	$26,483	$(2,591)	-9.8%

The decline in other expenses for the three and six months ended June 30, 2015 when compared to the same time periods in 2014 was principally due to declines in other miscellaneous expenses primarily resulting from a legal reserve recorded during the second quarter of 2014 as well as decreases in franchise taxes and benefit plan expense.

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

Trustmark incurred $105 thousand of mortgage loan servicing putback expenses during the first six months of 2015, compared to $300 thousand for the same time period in 2014.  The reserve for mortgage loan servicing putback expenses for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities totaled $1.4 million at June 30, 2015, compared to $1.2 million at December 31, 2014.

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

Segment Information

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  During the second quarter of 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as a result of a change in supervision of this group for segment reporting purposes.  For financial information by reportable segment, please see Note 18 – Segment Information in the accompanying notes to the consolidated financial statements included elsewhere in this report.  The following discusses changes in the financial condition of each reportable segment for the six months ended June 30, 2015 and 2014.

General Banking

The General Banking Division is responsible for all traditional banking products and services including a full range of commercial and consumer banking services such as checking accounts, savings programs, overdraft facilities, commercial, installment and real estate loans, home equity loans and lines of credit, drive-in and night deposit services and safe deposit facilities offered through 201 offices in Alabama, Florida, Mississippi, Tennessee and Texas.  The General Banking Division also consists of internal operations that include Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  Included in these operational units are expenses related to mergers, mark-to-market adjustments on loans and deposits, general incentives, restricted stock, supplemental retirement and amortization of core deposits.  Other than Treasury, these business units are support-based in nature and are largely responsible for general overhead expenditures that are not allocated.

Net interest income for the General Banking Division decreased $5.7 million, or 2.8%, during the six months ended June 30, 2015 compared with the same time period in 2014.  The decline in net interest income was mostly due to declines in interest and fees on acquired loans, which was partially offset by an increase in interest and fees on LHFS and LHFI as well as declines in the cost of interest-bearing deposits.  The provision for loan losses, net for the six months ended June 30, 2015 totaled $4.0 million compared to $3.4 million for the same period in 2014, an increase of $597 thousand, or 17.6%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations,” located elsewhere in this report.

Noninterest income for the General Banking Division decreased $1.9 million, or 3.3%, during the first six months of 2015 compared to the same time period in 2014.  Noninterest income for the General Banking Division represented 21.8% of total revenues for the first six months of 2015 as opposed to 21.9% for the same time period in 2014.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis of Noninterest Income located elsewhere in this report.

Noninterest expense for the General Banking Division decreased $5.8 million, or 3.2%, during the first six months of 2015 compared with the same time period in 2014.  For more information on these noninterest expense items, please see the analysis of Noninterest Expense located elsewhere in this report.

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

During the first six months of 2015, net income for the Wealth Management Division decreased $382 thousand, or 18.9%, when compared to the same time period in 2014. Net interest income for the Wealth Management Division declined $179 thousand, or 63.5%, when the first six months of 2015 are compared to the same time period in 2014 due to a decrease in the interest income earned on deposit accounts held by the Wealth Management Division.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $66 thousand, or 0.4%, when the first six months of 2015 are compared to the same time period in 2014.  The decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in annuity income generated by the brokerage services unit, partially offset by growth in commissions and fees on brokerage services.  Noninterest expense increased $124 thousand, or 0.9%, during the first six months of 2015 compared to the same time period in 2014, principally due to increases in services and fees, primarily due to increases in data processing expenses, partially offset by decreases in other expense, primarily due to a legal reserve recorded during the second quarter of 2014.

At June 30, 2015 and 2014, Trustmark held assets under management and administration of $11.082 billion and $11.433 billion, respectively, and brokerage assets of $1.607 billion and $1.562 billion, respectively.

Insurance

Trustmark’s Insurance Division provides a full range of retail insurance products, including commercial risk management products, bonding, group benefits and personal lines coverage through FBBI, a Mississippi corporation and subsidiary of TNB.

Net income for the Insurance Division during the first six months of 2015 increased $501 thousand, or 23.8%, compared to the same time period in 2014.  Noninterest income for the Insurance Division increased $1.6 million, or 9.9%, when the first six months of 2015 are compared to the same time period in 2014.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $9.4 million for the second quarter of 2015, the highest quarterly revenue since the second quarter of 2007.  The increase in insurance commissions was due to new business commission volume primarily in commercial property and casualty and group health coverage, resulting from both a continued focus on new business and the recent addition of experienced account executives with an established book of business.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $751 thousand, or 5.7%, when the first six months of 2015 is compared to the same time period in 2014, primarily due to higher commissions and salaries expense resulting from improved performance in the Insurance Division and modest general merit increases and higher services and fees expense resulting from increases in software maintenance fees and software amortization costs.

Income Taxes

For both the three and six months ended June 30, 2015, Trustmark’s combined effective tax rate was 24.2%, compared to 22.7% and 23.2% for the same time periods in 2014, respectively.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.625 billion, or 87.7% of total average assets, at June 30, 2015, compared with $10.309 billion, or 86.3% of total average assets, at June 30, 2014, an increase of $316.5 million, or 3.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio increased slightly to 4.0 years at June 30, 2015, compared to 3.9 years at December 31, 2014.

When compared with December 31, 2014, total investment securities increased by $91.3 million during the first six months of 2015.  This increase resulted primarily from purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.  Trustmark sold no securities during the first six months of 2015, compared to $25.9 million sold during the first six months of 2014, which generated a gain of $389 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying balance sheets totaled $37.3 million ($23.0 million net of tax) compared to approximately $40.4 million ($24.9 million net of tax) at December 31, 2014.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At June 30, 2015, available for sale securities totaled $2.446 billion, which represented 67.3% of the securities portfolio, compared to $2.375 billion, or 67.0%, at December 31, 2014.  At June 30, 2015, unrealized gains, net on available for sale securities totaled $18.4 million compared to $22.6 million at December 31, 2014.  At June 30, 2015, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2015, held to maturity securities totaled $1.190 billion and represented 32.7% of the total securities portfolio, compared with $1.171 billion, or 33.0%, at December 31, 2014.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 94% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of June 30, 2015, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2015 ($ in thousands):

	June 30, 2015
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,273,826	93.7%	$2,287,433	93.5%
Aa1 to Aa3	87,818	3.6%	90,774	3.7%
A1 to A3	1,659	0.1%	1,707	0.1%
Not Rated (1)	64,680	2.6%	66,469	2.7%
Total securities available for sale	$2,427,983	100.0%	$2,446,383	100.0%

Securities Held to Maturity
Aaa	$1,133,182	95.2%	$1,140,266	95.0%
Aa1 to Aa3	42,143	3.5%	44,792	3.7%
A1 to A3	721	0.1%	742	0.1%
Not Rated (1)	14,115	1.2%	14,417	1.2%
Total securities held to maturity	$1,190,161	100.0%	$1,200,217	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2015, approximately 93.5% of the available for sale securities and 95.2% of the held to maturity securities were rated Aaa.

LHFS

At June 30, 2015, LHFS totaled $147.5 million, consisting of $128.3 million of residential real estate mortgage loans in the process of being sold to third parties and $19.2 million of GNMA optional repurchase loans.  At December 31, 2014, LHFS totaled $132.2 million, consisting of $91.2 million of residential real estate mortgage loans in the process of being sold to third parties and $41.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During the fourth quarter of 2014, Trustmark elected to account for its LHFS purchased or originated on or after October 1, 2014 under the fair value option.  The fair value option election does not apply to the GNMA optional repurchase loans.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2015, a net loss of $2.2 million and $1.8 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2015 included $1.3 million and $2.3 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

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

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for the first six months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the second quarter of 2015 or the first six months of 2014.

LHFI

The table below shows the carrying value of the LHFI portfolio by type at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$682,444	10.6%	$619,877	9.6%
Secured by 1- 4 family residential properties	1,637,933	25.4%	1,634,397	25.4%
Secured by nonfarm, nonresidential properties	1,567,035	24.3%	1,553,193	24.1%
Other real estate secured	240,056	3.7%	253,787	3.9%
Commercial and industrial loans	1,219,684	18.9%	1,270,350	19.7%
Consumer loans	165,215	2.6%	167,964	2.6%
State and other polictical subdivision loans	574,265	8.9%	602,727	9.3%
Other loans	360,441	5.6%	347,174	5.4%
LHFI	$6,447,073	100.0%	$6,449,469	100.0%

LHFI at June 30, 2015 totaled $6.447 billion compared to $6.449 billion at December 31, 2014, a decrease of $2.4 million, principally due to declines in the Mississippi market region, primarily due to pay-downs of commercial and industrial loans and loans to state and other political subdivisions, which were largely offset by increased loan demand and growth in the Alabama, Texas and Tennessee market regions.

LHFI secured by real estate increased $66.2 million, or 1.6%, during the first six months of 2015 as growth in in the Alabama and Texas market regions was partially offset by declines in the Mississippi, Tennessee and Florida market regions.  LHFI secured by construction, land development and other land increased $62.6 million, or 10.1%, during the first six months of 2015, primarily due to growth in other construction loans and 1-4 family construction.  Other construction loans increased $54.9 million, or 20.3%, during the first six months of 2015, due to growth in all of Trustmark’s market regions.  During the first six months of 2015, $84.2 million in other construction loans were moved to the appropriate permanent categories upon completion, including $50.4 million in non-owner occupied, $20.0 million in multi-family residential and $13.8 million in owner occupied.  Excluding all reclasses between loan categories, growth in other construction loans was $131.4 million for the first six months of 2015.  The 1-4 family construction loan portfolio increased $8.2 million, or 6.0%, during the first six months of 2015, principally due to growth in Trustmark’s Texas, Florida and Alabama market regions.

The commercial real estate loan portfolio increased $13.8 million, or 0.9%, during the first six months of 2015.  The increase in the commercial real estate loan portfolio was primarily attributable to increases in owner occupied loans in Trustmark’s Alabama, Mississippi, Florida and Tennessee market regions principally due to construction loans moved to permanent financing.  The 1-4 family mortgage loan portfolio increased $3.5 million, or 0.2%, during the first six months of 2015, primarily due to increases in home equity lines of credit in the Alabama and Mississippi market regions.  Other real estate secured LHFI decreased $13.7 million, or 5.4%, during the first six months of 2015, primarily due to decreases in multi-family residential loans in the Mississippi and Tennessee market regions.

The commercial and industrial loan portfolio decrease of $50.7 million, or 4.0%, was primarily attributable to declines in Trustmark’s Mississippi and Texas market regions partially offset by growth in the Tennessee, Alabama and Florida market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At June 30, 2015, energy-related LHFI had outstanding balances of approximately $190.3 million, which represented approximately 3.0% of Trustmark’s total LHFI portfolio.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.  State and other political subdivision LHFI decreased $28.5 million, or 4.7%, during the first six months of 2015 principally due to pay-offs in the Mississippi market region, which was partially offset by growth in Trustmark’s Alabama, Texas and Tennessee market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $13.3 million, or 3.8%, during the first six months of 2015, which primarily represented growth in Trustmark’s Texas and Alabama market regions.  The consumer loan portfolio decreased $2.7 million, or 1.6%, during the first six months of 2015, primarily due to declines in the Mississippi market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2015	December 31, 2014
Home equity loans	$60,757	$60,952
Home equity lines of credit	$358,747	$355,402
Percentage of loans and lines for which Trustmark holds first lien	57.5%	57.2%
Percentage of loans and lines for which Trustmark does not hold first lien	42.5%	42.8%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2015 and December 31, 2014 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	June 30, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$187,749	$494,695	$682,444
Secured by 1- 4 family residential properties	1,549,702	88,231	1,637,933
Secured by nonfarm, nonresidential properties	996,160	570,875	1,567,035
Other real estate secured	134,502	105,554	240,056
Commercial and industrial loans	461,438	758,246	1,219,684
Consumer loans	146,592	18,623	165,215
State and other political subdivision loans	483,915	90,350	574,265
Other loans	157,736	202,705	360,441
LHFI	$4,117,794	$2,329,279	$6,447,073

	December 31, 2014
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$215,204	$404,673	$619,877
Secured by 1- 4 family residential properties	1,528,993	105,404	1,634,397
Secured by nonfarm, nonresidential properties	1,003,544	549,649	1,553,193
Other real estate secured	153,261	100,526	253,787
Commercial and industrial loans	513,243	757,107	1,270,350
Consumer loans	148,926	19,038	167,964
State and other political subdivision loans	520,589	82,138	602,727
Other loans	184,968	162,206	347,174
LHFI	$4,268,728	$2,180,741	$6,449,469

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

The following table presents the LHFI composition by region at June 30, 2015 and reflects a diversified mix of loans by region ($ in thousands):

	June 30, 2015
LHFI Composition by Region	Total	Alabama	Florida	Mississippi (Central and Southern Regions)	Tennessee (Memphis, TN and Northern MS Regions)	Texas
Loans secured by real estate:
Construction, land development and other land	$682,444	$90,143	$59,123	$250,180	$55,907	$227,091
Secured by 1-4 family residential properties	1,637,933	51,114	50,074	1,400,973	118,877	16,895
Secured by nonfarm, nonresidential properties	1,567,035	127,686	163,491	771,774	147,094	356,990
Other real estate secured	240,056	16,920	5,630	143,176	17,932	56,398
Commercial and industrial loans	1,219,684	87,282	12,290	750,577	115,896	253,639
Consumer loans	165,215	17,228	2,594	125,937	16,886	2,570
State and other political subdivision loans	574,265	45,427	26,826	408,388	20,732	72,892
Other loans	360,441	22,861	19,707	237,846	38,742	41,285
LHFI	$6,447,073	$458,661	$339,735	$4,088,851	$532,066	$1,027,760

Construction, Land Development and Other Land Loans by Region
Lots	$46,755	$5,766	$21,435	$13,767	$2,297	$3,490
Development	52,087	7,610	5,471	29,861	796	8,349
Unimproved land	113,535	8,061	21,608	46,250	21,915	15,701
1-4 family construction	144,864	24,526	10,127	69,343	1,941	38,927
Other construction	325,203	44,180	482	90,959	28,958	160,624
Construction, land development and other land loans	$682,444	$90,143	$59,123	$250,180	$55,907	$227,091

Loans Secured by Nonfarm, Nonresidential Properties by Region
Income producing:
Retail	$212,385	$36,496	$35,661	$71,404	$21,084	$47,740
Office	205,966	15,924	38,868	77,619	6,225	67,330
Nursing homes/assisted living	76,658	-	-	70,847	5,811	-
Hotel/motel	110,620	11,372	18,477	37,192	33,472	10,107
Industrial	43,212	5,325	5,795	11,316	1,091	19,685
Health care	25,319	2,174	-	23,126	19	-
Convenience stores	13,471	239	-	7,356	1,180	4,696
Other	154,628	6,257	19,021	69,527	3,089	56,734
Total income producing loans	842,259	77,787	117,822	368,387	71,971	206,292

Owner-occupied:
Office	114,409	7,234	17,756	57,401	7,887	24,131
Churches	94,059	3,967	2,791	47,170	30,108	10,023
Industrial warehouses	129,256	3,776	2,659	68,110	11,419	43,292
Health care	110,329	13,310	8,182	59,034	10,044	19,759
Convenience stores	66,751	463	1,492	49,544	2,914	12,338
Retail	36,774	2,305	5,396	22,629	3,369	3,075
Restaurants	33,161	1,946	1,908	23,960	3,928	1,419
Auto dealerships	13,473	7,629	80	4,439	1,313	12
Other	126,564	9,269	5,405	71,100	4,141	36,649
Total owner-occupied loans	724,776	49,899	45,669	403,387	75,123	150,698
Loans secured by nonfarm, nonresidential properties	$1,567,035	$127,686	$163,491	$771,774	$147,094	$356,990

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

At June 30, 2015, Trustmark held “alt A” mortgages with an aggregate principal balance of $1.4 million (0.03% of total LHFI secured by real estate at that date) compared to $1.5 million (0.04% of total LHFI secured by real estate at that date) at December 31, 2014.  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the FNMA “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

Allowance for Loan Losses, LHFI

The allowance for loan losses, LHFI is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified LHFI as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments and the credit quality of the loan portfolio, including all internal and external factors that impact loan collectability.  Accordingly, the allowance is based upon both past events and current economic conditions.

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

At June 30, 2015, the allowance for loan losses, LHFI, was $71.2 million, an increase of $1.6 million, or 2.2%, when compared with December 31, 2014.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, increased to 192.6% at June 30, 2015, compared to 180.95% at December 31, 2014 due to the decline in the balance of nonperforming LHFI, excluding impaired LHFI, during the first six months of 2015.  Allocation of Trustmark’s $71.2 million allowance for loan losses, LHFI, represented 1.30% of commercial LHFI and 0.59% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.10% as of June 30, 2015.  This compares with an allowance to total LHFI of 1.08% at December 31, 2014, which was allocated to commercial LHFI at 1.23% and to consumer and mortgage LHFI at 0.67%.

Charge-offs exceeded recoveries for the first six months of 2015 resulting in a net charge-off of $1.3 million, or 0.04% of average loans (includes LHFI and LHFS), compared to a net recovery of $654 thousand, or -0.02% of average loans, during the same time period in 2014.  The increase in total net charge-offs during the first six months of 2015 can be primarily attributed to a decrease in recoveries, principally in the Florida market region, compared to the same time period in 2014.  The Florida and Mississippi market regions accounted for the largest changes in net charge-offs when the first six months of 2015 are compared to the same time period in 2014.  The increase in net charge-offs in the Florida market region was the result of a $2.5 million decline in recoveries, primarily due to recoveries of loans previously charged down received during the first quarter of 2014, as well as a $1.1 million increase in charge-offs.  The decrease in net charge-offs in the Mississippi market region was the result of a $1.4 million decline in charge-offs partially offset by a $361 thousand decline in recoveries for the first six months of 2015.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

The following table presents the net charge-offs (recoveries) for LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Alabama	$216	$84	$360	$139
Florida	539	(525)	511	(3,049)
Mississippi (1)	1,028	1,518	1,171	2,194
Tennessee (2)	105	87	(111)	86
Texas	(700)	57	(663)	(24)
Total net charge-offs (recoveries)	$1,188	$1,221	$1,268	$(654)

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

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of nonperforming assets, excluding acquired loans and covered other real estate, by geographic market regions at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014
Nonaccrual LHFI
Alabama	$713	$852
Florida	7,892	11,091
Mississippi (1)	52,051	57,129
Tennessee (2)	5,468	5,819
Texas	2,314	4,452
Total nonaccrual LHFI	68,438	79,343
Other real estate
Alabama	21,849	21,196
Florida	31,059	35,324
Mississippi (1)	14,094	17,397
Tennessee (2)	9,707	10,292
Texas	14,039	8,300
Total other real estate, excluding covered other real estate	90,748	92,509
Total nonperforming assets	$159,186	$171,852

Nonperforming assets/total loans (LHFI and LHFS) and ORE	2.38%	2.57%

Loans past due 90 days or more
LHFI	$1,771	$2,764

LHFS - Guaranteed GNMA serviced loans (3)	$11,987	$25,943

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions
(3)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

During the first six months of 2015, nonaccrual LHFI decreased $10.9 million, or 13.7%, relative to December 31, 2014 to total $68.4 million, or 1.04% of total LHFI and LHFS.  The decrease in nonaccrual LHFI was principally the result of substandard credits in Trustmark’s Mississippi, Florida, Texas and Tennessee market regions that were paid off, paid down or foreclosed partially offset by LHFI migrating to nonaccrual status during the first six months of 2015.  The following table illustrates nonaccrual LHFI by loan type at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014
Loans secured by real estate:
Construction, land development and other land	$10,888	$13,867
Secured by 1-4 family residential properties	24,882	25,621
Secured by nonfarm, nonresidential properties	19,030	25,717
Other real estate secured	610	1,318
Commercial and industrial	12,411	12,104
Consumer loans	44	88
State and other political subdivision loans	-	-
Other loans	573	628
Total nonaccrual LHFI	$68,438	$79,343

Other Real Estate, Excluding Covered Other Real Estate

At June 30, 2015, other real estate, excluding covered other real estate, totaled $90.7 million, a decrease of $1.8 million, or 1.9%, when compared with December 31, 2014.  The decrease in other real estate, excluding covered other real estate, was principally attributable to decreases in the Florida and Mississippi market regions, partially offset by a $7.3 million property foreclosed in the Texas market region during the second quarter of 2015.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Six Months Ended June 30, 2015
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	20,532	5,618	3,732	2,093	193	8,896
Disposals	(21,300)	(5,144)	(6,915)	(5,254)	(830)	(3,157)
Write-downs	(993)	179	(1,082)	(142)	52	-
Balance at end of period	$90,748	$21,849	$31,059	$14,094	$9,707	$14,039

	Six Months Ended June 30, 2014
	Total	Alabama	Florida	Mississippi (1)	Tennessee (2)	Texas
Balance at beginning of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489
Additions	24,601	5,875	13,364	5,067	295	-
Disposals	(20,827)	(6,389)	(4,384)	(7,584)	(407)	(2,063)
Write-downs	(3,343)	(923)	(253)	(1,460)	(707)	-
Adjustments	-	66	-	(66)	-	-
Balance at end of period	$106,970	$24,541	$43,207	$18,723	$12,073	$8,426

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $3.2 million of BancTrust properties foreclosed during the first six months of 2015, $448 thousand of write-downs of BancTrust other real estate and the sale of $4.9 million of BancTrust other real estate in Florida during the first six months of 2015.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $1.2 million during the first six months of 2015.

The following table illustrates other real estate, excluding covered other real estate, by type of property at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014
Construction, land development and other land properties	$64,829	$61,015
1-4 family residential properties	7,990	10,150
Nonfarm, nonresidential properties	16,434	19,696
Other real estate properties	1,495	1,648
Total other real estate, excluding covered other real estate	$90,748	$92,509

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $2.3 million during the first six months of 2015 compared to the same time period in 2014.  The decrease in write-downs on other real estate, excluding covered other real estate, during the first six months of 2015 compared to the same time period in 2014 was primarily the result of a decrease in write-downs on other real estate that was revalued, principally in the Mississippi and Alabama market regions, during the period as well as increases in the reserves for write-downs of other real estate released in the Alabama, Tennessee and Mississippi market regions.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Alabama	$(883)	$885	$(179)	$923
Florida	345	(119)	1,082	253
Mississippi (1)	194	855	142	1,460
Tennessee (2)	455	618	(52)	707
Texas	-	-	-	-
Total writedowns of other real estate	$111	$2,239	$993	$3,343

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

As of June 30, 2015 and December 31, 2014, acquired loans consisted of the following ($ in thousands):

	June 30, 2015		December 31, 2014
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$50,867	$904	$58,309	$1,197
Secured by 1-4 family residential properties	101,027	11,080	116,920	13,180
Secured by nonfarm, nonresidential properties	168,698	5,206	202,323	7,672
Other real estate secured	25,666	1,622	27,813	1,096
Commercial and industrial loans	73,732	371	88,256	277
Consumer loans	7,273	-	9,772	-
Other loans	19,897	56	22,390	204
Acquired loans	447,160	19,239	525,783	23,626
Less allowance for loan losses, acquired loans	11,927	702	10,541	1,518
Net acquired loans	$435,233	$18,537	$515,242	$22,108

During the first six months of 2015, noncovered and covered acquired loans declined $78.6 million, or 15.0%, and $4.4 million, or 18.6%, respectively, compared to balances at December 31, 2014.  The decrease in both noncovered and covered acquired loans during the first six months of 2015 was primarily the result of pay-downs and pay-offs of these acquired loans.

The following table illustrates changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2014	$639,656	$123,085	$30,166	$1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (2)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	434,151	81,091	20,504	1,604
Accretion to interest income	17,140	453	1,309	-
Payments received, net	(89,149)	(7,635)	(5,638)	(72)
Other (2)	568	-	14	-
Less change in allowance for loan losses, acquired loans	(1,386)	-	816	-
Carrying value, net at June 30, 2015	$361,324	$73,909	$17,005	$1,532

(1)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off, pool recovery and other terminations.

Covered Other Real Estate

The following table illustrates covered other real estate by type of property at June 30, 2015 and December 31, 2014 ($ in thousands):

	June 30, 2015	December 31, 2014
Construction, land development and other land properties	$768	$1,917
1-4 family residential properties	296	1,103
Nonfarm, nonresidential properties	1,963	2,296
Other real estate properties	728	744
Total covered other real estate	$3,755	$6,060

The following table illustrates changes and losses, net on covered other real estate for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,060	$5,108
Transfers from covered loans	177	218
FASB ASC 310-30 adjustment for the residual recorded investment	(917)	(39)
Net transfers from covered loans	(740)	179
Disposals	(1,188)	(632)
Write-downs	(377)	(783)
Balance at end of period	$3,755	$3,872

Loss, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(99)	$(109)

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first six months of 2015 and 2014, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual FDIC agreement period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the three and six months ended June 30, 2015 included $415 thousand and $844 thousand, respectively, of amortization of the FDIC indemnification asset as a result of improvements in the expected cash flows and lower loss expectations, compared to $795 thousand and $1.1 million for the three and six months ended June 30, 2014, respectively.  During the three and six months ended June 30, 2015, other noninterest income also included a reduction of the FDIC indemnification asset of $1.0 million and $1.3 million, respectively, compared to $204 thousand and $561 thousand, respectively, for the same time periods in 2014, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Also included in other noninterest income for the three and six months ended June 30, 2015 was a reduction of the FDIC indemnification asset of $365 thousand and $621 thousand, respectively, related to sales and valuation adjustments of covered other real estate during the period.

The following table illustrates changes in the FDIC indemnification asset for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$6,997	$14,347
Amortization	(844)	(1,127)
Transfers to FDIC claims	(1,583)	(1,761)
Change in expected cash flows	(1,638)	(293)
Change in FDIC true-up provision	(300)	(300)
Balance at end of period	$2,632	$10,866

Pursuant to the provisions of the loss-share agreement with the FDIC, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.4 million at June 30, 2015 compared to $2.1 million at December 31, 2014.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.792 billion at June 30, 2015 compared to $9.698 billion at December 31, 2014, an increase of $93.8 million, or 1.0%.  Growth in noninterest-bearing and interest-bearing deposits totaled $70.5 million, or 2.6%, and $23.3 million, or 0.3%, respectively, during the first six months of 2015.  The increase in noninterest-bearing deposits was primarily due to growth across all categories of demand deposit accounts.  The increase in interest-bearing deposits resulted primarily from growth in all categories of money market and savings deposit accounts as well as the addition of $30.0 million of term fixed rate brokered CDs during the period, which was largely offset by declines in all other time deposits.  Excluding the brokered CDs, time deposit account balances declined by $156.7 million, or 8.1%, during the first six months of 2015 as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued shift from longer-term commitments due to the low interest rate environment.  For additional information regarding Trustmark’s brokered deposits, please see the section captioned “Liquidity” included elsewhere in this report.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $679.2 million at June 30, 2015, a decrease of $189.4 million, or 21.8%, when compared with $868.6 million at December 31, 2014.  Federal funds purchased and securities sold under repurchase agreements totaled $477.5 million at June 30, 2015 compared to $443.5 million at December 31, 2014, an increase of $33.9 million, or 7.6%.  Of these amounts $183.5 million and $213.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $294.0 million at June 30, 2015, an increase of $64.0 million when compared with $230.0 million at December 31, 2014, as Trustmark increased its upstream federal funds purchased as a less costly source of funding.  Other short-term borrowings decreased $223.3 million during the first six months of 2015 primarily due to $350.0 million of short-term FHLB advances provided by the FHLB of Dallas which matured during the first quarter of 2015, $150.0 million of short-term FHLB advances provided by the FHLB of Dallas which were acquired during the second quarter of 2015 and remained outstanding at June 30, 2015 and $28.5 million of GNMA optional repurchase loans which were repurchased and subsequently sold during the first quarter of 2015.  For additional information regarding Trustmark’s GNMA optional repurchase loans, please see the section captioned “LHFS” included elsewhere in this report.  For additional information regarding Trustmark’s short-term FHLB advances, please see the section captioned “Liquidity” included elsewhere in this report.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” of Note 12 – Contingencies included in Part I. Item 1. – Financial Statements – of this report.

Off-Balance Sheet Arrangements

Information required in this section is set forth under the heading “Lending Related” of Note 12 – Contingencies included in Part I. Item 1. – Financial Statements – of this report.

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

Capital Resources

At June 30, 2015, Trustmark’s total shareholders’ equity was $1.450 billion, an increase of $30.5 million, or 2.1%, from its level at December 31, 2014.  During the first six months of 2015, shareholders’ equity increased primarily as a result of net income of $59.8 million, which was partially offset by common stock dividends of $31.3 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements, as described in the section captioned “Recent Legislative and Regulatory Developments” located elsewhere in this report.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2015, Trustmark and TNB exceeded all applicable minimum capital standards for the parent company and its primary banking subsidiary.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table.  There are no significant conditions or events that have occurred since June 30, 2015, which Management believes have affected Trustmark’s or TNB’s present classification.

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

The following table illustrates Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2015 (Basel III) and December 31, 2014 (Basel I) ($ in thousands):

	Actual Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,133,094	13.28%	4.50%	n/a
Trustmark National Bank	1,172,108	13.74%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,191,523	13.97%	6.00%	n/a
Trustmark National Bank	1,172,108	13.74%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,285,309	15.07%	8.00%	n/a
Trustmark National Bank	1,265,894	14.84%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,191,523	10.14%	4.00%	n/a
Trustmark National Bank	1,172,108	9.99%	4.00%	5.00%

At December 31, 2014:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,069,630	12.75%	n/a	n/a
Trustmark National Bank	1,108,399	13.24%	n/a	n/a

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	4.00%	n/a
Trustmark National Bank	1,108,399	13.24%	4.00%	6.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	8.00%	n/a
Trustmark National Bank	1,198,697	14.32%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	4.00%	n/a
Trustmark National Bank	1,108,399	9.46%	4.00%	5.00%

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2015 and 2014 were $0.46.  Trustmark’s indicated dividend for 2015 is $0.92 per common share, which is the same as dividends per common share in 2014.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.772 billion for the first six months of 2015 and represented approximately 80.6% of average liabilities and shareholders’ equity, compared to average deposits of $9.926 billion, which represented 83.1% of average liabilities and shareholders’ equity for the same time period in 2014.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2015, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $23.8 million compared to $36.5 million at December 31, 2014.  Trustmark had $30.0 million of brokered CDs outstanding at June 30, 2015 compared to no brokered CDs outstanding at December 31, 2014.  The addition of these short-term brokered CDs during the first six months of 2015 was part of Trustmark’s normal periodic testing of wholesale funding capacity.

At June 30, 2015, Trustmark had $294.0 million upstream federal funds purchased, compared to $230.0 million at December 31, 2014.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided $150.0 million of outstanding short-term advances at June 30, 2015 compared to $350.0 million of short-term advances outstanding at December 31, 2014.  Trustmark chose to utilize the short-term FHLB advances as a funding source beginning in the third quarter of 2014 due to the favorable interest rates afforded by these advances as compared to other sources in the market.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.873 billion at June 30, 2015.  In addition, at June 30, 2015, Trustmark had $7.8 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $8.0 million at December 31, 2014.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2015, Trustmark had approximately $1.036 billion available in repurchase agreement capacity compared to $893.0 million at December 31, 2014.  The increase in repurchase agreement capacity at June 30, 2015, was primarily due to a decrease in Trustmark’s public deposit pledging requirement and an increase in the investment portfolio balance.

Another borrowing source is the Discount Window.  At June 30, 2015, Trustmark had approximately $859.0 million available in collateral capacity at the Discount Window from pledges of loans and securities, compared with $955.3 million at December 31, 2014.  The decrease in Trustmark’s collateral capacity at the Discount Window was due primarily to the decrease in the commercial and industrial LHFI.

TNB has outstanding $50.0 million in aggregate principal amount of the Notes due December 15, 2016.  At June 30, 2015, the carrying amount of the Notes was $50.0 million.  The Notes were sold pursuant to the terms of regulations issued by the OCC and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2015, Trustmark had no shares of preferred stock issued and outstanding.

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

Derivatives

Trustmark uses financial derivatives for management of interest rate risk.  The Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies.  The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts (both futures contracts and options on futures contracts), interest rate swaps, interest rate caps and interest rate floors.  As a general matter, the values of these instruments are designed to be inversely related to the values of the assets that they hedge (i.e., if the value of the hedged asset falls, the value of the related hedge rises).  In addition, Trustmark has entered into derivatives contracts as counterparty to one or more customers in connection with loans extended to those customers.  These transactions are designed to hedge interest rate, currency or other exposures of the customers and are not entered into by Trustmark for speculative purposes.  Increased federal regulation of the derivatives markets may increase the cost to Trustmark to administer derivatives programs.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $37 thousand at June 30, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $704 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $435.4 million at June 30, 2015, with a negative valuation adjustment of $336 thousand, compared to $230.4 million, with a positive valuation adjustment of $285 thousand at December 31, 2014.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $2.1 million and $546 thousand for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, the impact was a net positive ineffectiveness of $3.4 million and $2.4 million, respectively.  The increase in the net positive ineffectiveness was primarily due to the mortgage spread tightening during the second quarter of 2014 compared to no change in the mortgage spread during the second quarter of 2015 as well as the increase in mortgage rates during the second quarter of 2015 compared to a decrease in mortgage rates during the second quarter of 2014.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $348.0 million related to this program, compared to $349.4 million as of December 31, 2014.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of June 30, 2015 and December 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million.  As of June 30, 2015, Trustmark had posted collateral of $2.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  As of June 30, 2015 and December 31, 2014, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $18.8 million and $19.1 million, respectively.  As of June 30, 2015 and December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.0 million and $6.2 million, respectively.  The fair values of these risk participation agreements were immaterial at June 30, 2015 and December 31, 2014.

Trustmark’s participation in the derivatives markets is subject to increased federal regulation of the derivatives markets.  This includes the Volcker Rule, which prohibits Trustmark from maintaining proprietary positions in derivatives or other swaps, subject to certain exceptions (including exceptions for risk-mitigating hedging activities and market-making activities).  Trustmark believes that it may continue to use financial derivatives to manage interest rate risk and also to offer derivatives products to certain qualified commercial lending clients pursuant to exemptions for such activities afforded by the Volcker Rule.  However, the increased federal regulation of the derivatives markets has increased the cost to Trustmark of administering its derivatives programs.  Some of these costs (particularly compliance costs related to the Volcker Rule and other federal regulations) are expected to recur in the future.

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

Based on the results of the simulation models using static balances, it is estimated that net interest income may increase 2.0% in a one-year, shocked, up 200 basis point rate shift scenario, compared to a base case, flat rate scenario at June 30, 2015, compared to an increase in net interest income of 1.1% at June 30, 2014.  In the event of a 100 basis point decrease in interest rates using static balances at June 30, 2015 and 2014, it is estimated that net interest income may decrease by 5.4% and 3.2%, respectively.  At June 30, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.  The table below summarizes the effect various interest rate shift scenarios would have on net interest income at June 30, 2015 and 2014:

	Estimated % Change in Net Interest Income
Change in Interest Rates	2015	2014
+200 basis points	2.0%	1.1%
+100 basis points	1.1%	0.5%
-100 basis points	-5.4%	-3.2%

As shown in the table above, the interest rate shocks for the first six months of 2015 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2015 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  As of June 30, 2015 and 2014, the EVE at risk for an instantaneous up 200 basis point shift in rates could produce an increase in net portfolio value of 3.9% and 5.8%, respectively.  An instantaneous 100 basis point decrease in interest rates could produce a decline in net portfolio value of 8.0% and 4.1% at June 30, 2015 and 2014, respectively.  At June 30, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2015 and 2014:

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2015	2014
+200 basis points	3.9%	5.8%
+100 basis points	3.0%	4.4%
-100 basis points	-8.0%	-4.1%

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

At June 30, 2015, the MSR fair value was approximately $71.4 million, compared to $65.0 million at June 30, 2014.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2015, would be a decline in fair value of approximately $2.3 million and $2.5 million, respectively, compared to a decline in fair value of approximately $2.5 million and $2.0 million, respectively, at June 30, 2014.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

For a complete list of recently adopted and pending accounting policies and the impact on Trustmark, see Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements located elsewhere in this report.

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

Information required by this item is set forth in under the heading “Legal Proceedings” of Note 12 – Contingencies in Part I. Item 1. – Financial Statements – of this report.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the second quarter of 2015.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 6, 2015	DATE:	August 6, 2015