Form 10-Q
period 2015-09-30
TRUSTMARK CORP
filed 2015-11-05
CIK 36146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, there were 67,557,890 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues relating to the European financial system, and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations, or enforcement practices, or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries
Consolidated Balance Sheets
($ in thousands)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Cash and due from banks (noninterest-bearing)	$220,052	$315,973
Federal funds sold and securities purchased under reverse repurchase agreements	-	1,885
Securities available for sale (at fair value)	2,382,822	2,374,567
Securities held to maturity (fair value: $1,203,068-2015; $1,182,846-2014)	1,178,440	1,170,685
Loans held for sale (LHFS) (includes $146,621 and $91,182 measured at fair value)	173,679	132,196
Loans held for investment (LHFI)	6,791,643	6,449,469
Less allowance for loan losses, LHFI	65,607	69,616
Net LHFI	6,726,036	6,379,853
Acquired loans:
Noncovered loans	400,528	525,783
Covered loans	18,645	23,626
Less allowance for loan losses, acquired loans	12,185	12,059
Net acquired loans	406,988	537,350
Net LHFI and acquired loans	7,133,024	6,917,203
Premises and equipment, net	196,558	200,781
Mortgage servicing rights	69,809	64,358
Goodwill	365,500	365,500
Identifiable intangible assets	30,129	33,234
Other real estate, excluding covered other real estate	83,955	92,509
Covered other real estate	2,865	6,060
FDIC indemnification asset	1,749	6,997
Other assets	551,694	568,685
Total Assets	$12,390,276	$12,250,633

Liabilities
Deposits:
Noninterest-bearing	$2,787,454	$2,748,635
Interest-bearing	6,624,950	6,949,723
Total deposits	9,412,404	9,698,358
Federal funds purchased and securities sold under repurchase agreements	534,204	443,543
Short-term borrowings	709,845	425,077
Long-term FHLB advances	1,173	1,253
Subordinated notes	49,961	49,936
Junior subordinated debt securities	61,856	61,856
Other liabilities	144,077	150,670
Total Liabilities	10,913,520	10,830,693

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,557,395 shares - 2015; 67,481,992 shares - 2014	14,076	14,060
Capital surplus	360,494	356,244
Retained earnings	1,130,766	1,092,120
Accumulated other comprehensive loss, net of tax	(28,580)	(42,484)
Total Shareholders' Equity	1,476,756	1,419,940
Total Liabilities and Shareholders' Equity	$12,390,276	$12,250,633

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Income
($ in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on LHFS & LHFI	$69,458	$66,934	$203,836	$196,351
Interest and fees on acquired loans	11,607	23,200	39,242	63,236
Interest on securities:
Taxable	20,264	19,712	59,581	58,454
Tax exempt	1,046	1,199	3,306	3,690
Interest on federal funds sold and securities purchased under reverse repurchase agreements	2	9	4	20
Other interest income	392	386	1,177	1,140
Total Interest Income	102,769	111,440	307,146	322,891
Interest Expense
Interest on deposits	3,147	3,606	9,598	11,941
Interest on federal funds purchased and securities sold under repurchase agreements	205	180	527	366
Other interest expense	1,811	1,425	5,074	4,163
Total Interest Expense	5,163	5,211	15,199	16,470
Net Interest Income	97,606	106,229	291,947	306,421
Provision for loan losses, LHFI	2,514	3,058	5,332	2,604
Provision for loan losses, acquired loans	1,256	1,145	2,428	4,992
Net Interest Income After Provision for Loan Losses	93,836	102,026	284,187	298,825
Noninterest Income
Service charges on deposit accounts	12,400	12,743	35,405	36,157
Bank card and other fees	6,964	7,279	21,142	26,254
Mortgage banking, net	7,443	5,842	25,889	18,862
Insurance commissions	9,906	9,240	27,923	25,637
Wealth management	7,790	8,038	23,538	23,883
Other, net	1,470	(160)	(18)	18
Security gains, net	-	(89)	-	300
Total Noninterest Income	45,973	42,893	133,879	131,111
Noninterest Expense
Salaries and employee benefits	58,270	56,675	172,832	169,535
Services and fees	14,691	14,489	43,817	42,197
Net occupancy - premises	6,580	6,817	19,014	19,836
Equipment expense	5,877	5,675	17,754	17,949
ORE/Foreclosure expense	3,385	930	5,421	8,081
FDIC assessment expense	2,559	2,644	8,114	7,528
Other expense	12,198	12,964	36,090	39,447
Total Noninterest Expense	103,560	100,194	303,042	304,573
Income Before Income Taxes	36,249	44,725	115,024	125,363
Income taxes	7,819	11,136	26,844	29,874
Net Income	$28,430	$33,589	$88,180	$95,489

Earnings Per Share
Basic	$0.42	$0.50	$1.31	$1.42
Diluted	$0.42	$0.50	$1.30	$1.41

Dividends Per Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income per consolidated statements of income	$28,430	$33,589	$88,180	$95,489
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available for sale securities and transferred securities:
Unrealized holding gains (losses) arising during the period	11,035	(5,182)	8,470	5,814
Less: adjustment for net losses (gains) realized in net income	-	55	-	(185)
Change in net unrealized holding loss on securities transferred to held to maturity	1,036	1,011	2,931	2,744
Pension and other postretirement benefit plans:
Net change in prior service costs	39	39	116	116
Recognized net loss due to lump sum settlement	373	1,055	926	1,518
Change in net actuarial loss	751	(949)	2,256	166
Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(751)	163	(1,185)	(807)
Less: adjustment for loss realized in net income	130	-	390	-
Other comprehensive income (loss), net of tax	12,613	(3,808)	13,904	9,366
Comprehensive income	$41,043	$29,781	$102,084	$104,855

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
($ in thousands)
(Unaudited)

	2015	2014
Balance, January 1,	$1,419,940	$1,354,953
Net income per consolidated statements of income	88,180	95,489
Other comprehensive income, net of tax	13,904	9,366
Common stock dividends paid	(46,952)	(46,852)
Common stock issued-net, long-term incentive plans	(842)	(795)
Excess tax expense from stock-based compensation arrangements	(212)	(353)
Compensation expense, long-term incentive plans	2,738	3,290
Balance, September 30,	$1,476,756	$1,415,098

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$88,180	$95,489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	7,760	7,596
Depreciation and amortization	27,995	27,088
Net amortization of securities	6,411	5,811
Securities gains, net	-	(300)
Gains on sales of loans, net	(13,301)	(7,853)
Deferred income tax provision	11,600	17,400
Proceeds from sales of loans held for sale	943,804	679,037
Purchases and originations of loans held for sale	(985,935)	(656,031)
Originations and sales of mortgage servicing rights, net	(13,321)	(8,883)
Increase in bank-owned life insurance	(3,598)	(3,526)
Net decrease in other assets	18,480	5,289
Net decrease in other liabilities	(1,151)	(11,087)
Other operating activities, net	6,325	9,552
Net cash provided by operating activities	93,249	159,582

Investing Activities
Proceeds from calls and maturities of securities held to maturity	95,467	67,352
Proceeds from calls and maturities of securities available for sale	345,156	274,764
Proceeds from sales of securities available for sale	-	56,815
Purchases of securities held to maturity	(68,715)	(63,986)
Purchases of securities available for sale	(375,866)	(497,549)
Proceeds from bank owned life insurance	655	-
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	1,885	3,240
Net increase in member bank stock	(12,585)	-
Net increase in loans	(247,772)	(354,281)
Purchases of premises and equipment	(9,934)	(8,555)
Proceeds from sales of premises and equipment	2,896	4,632
Proceeds from sales of other real estate	33,809	37,730
Purchases of software	(6,576)	-
Investments in tax credit and other partnerships	(315)	(5,118)
Distributions received for investments in tax credit and other partnerships	-	7,037
Purchase of insurance book of business	(2,787)	-
Net cash used in investing activities	(244,682)	(477,919)

Financing Activities
Net decrease in deposits	(285,954)	(346,677)
Net increase in federal funds purchased and securities sold under repurchase agreements	90,661	356,264
Net increase in short-term borrowings	298,888	248,624
Payments on long-term FHLB advances	(77)	(138)
Common stock dividends	(46,952)	(46,852)
Common stock issued-net, long-term incentive plans	(842)	(795)
Excess tax expense from stock-based compensation arrangements	(212)	(353)
Net cash provided by financing activities	55,512	210,073

Decrease in cash and cash equivalents	(95,921)	(108,264)
Cash and cash equivalents at beginning of period	315,973	345,761
Cash and cash equivalents at end of period	$220,052	$237,497

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 200 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2015 and December 31, 2014 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$70,993	$716	$(427)	$71,282	$-	$-	$-	$-
Issued by U.S. Government sponsored agencies	22,774	242	-	23,016	101,578	4,380	-	105,958
Obligations of states and political subdivisions	142,968	4,839	(13)	147,794	56,661	3,242	-	59,903
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	26,269	486	(104)	26,651	17,783	435	(19)	18,199
Issued by FNMA and FHLMC	172,710	4,722	(21)	177,411	10,669	457	-	11,126
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,611,762	23,413	(4,773)	1,630,402	808,763	12,196	(315)	820,644
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	272,779	6,920	(90)	279,609	182,986	4,316	(64)	187,238
Asset-backed securities and structured financial products	26,295	362	-	26,657	-	-	-	-
Total	$2,346,550	$41,700	$(5,428)	$2,382,822	$1,178,440	$25,026	$(398)	$1,203,068

December 31, 2014
U.S. Treasury securities	$100	$-	$-	$100	$-	$-	$-	$-
U.S. Government agency obligations
Issued by U.S. Government agencies	79,788	694	(826)	79,656	-	-	-	-
Issued by U.S. Government sponsored agencies	32,725	170	(77)	32,818	100,971	2,631	-	103,602
Obligations of states and political subdivisions	157,001	5,325	(68)	162,258	63,505	3,398	-	66,903
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,897	544	(14)	12,427	19,115	466	(16)	19,565
Issued by FNMA and FHLMC	199,599	4,842	-	204,441	11,437	471	-	11,908
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,655,733	16,664	(10,564)	1,661,833	834,176	6,440	(1,916)	838,700
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	184,394	4,968	(28)	189,334	141,481	1,750	(1,063)	142,168
Asset-backed securities and structured financial products	30,776	924	-	31,700	-	-	-	-
Total	$2,352,013	$34,131	$(11,577)	$2,374,567	$1,170,685	$15,156	$(2,995)	$1,182,846

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $35.6 million ($22.0 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at September 30, 2015 and December 31, 2014 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$9,150	$(18)	$32,228	$(409)	$41,378	$(427)
Obligations of states and political subdivisions	1,275	(4)	2,860	(9)	4,135	(13)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	19,671	(123)	-	-	19,671	(123)
Issued by FNMA and FHLMC	2,485	(21)	-	-	2,485	(21)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	161,853	(544)	248,585	(4,544)	410,438	(5,088)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	11,847	(90)	11,182	(64)	23,029	(154)
Total	$206,281	$(800)	$294,855	$(5,026)	$501,136	$(5,826)

December 31, 2014
U.S. Government agency obligations
Issued by U.S. Government agencies	$19,220	$(115)	$32,656	$(711)	$51,876	$(826)
Issued by U.S. Government sponsored agencies	9,948	(52)	9,956	(25)	19,904	(77)
Obligations of states and political subdivisions	8,431	(22)	3,800	(46)	12,231	(68)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,199	(22)	647	(8)	7,846	(30)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	537,033	(2,449)	395,342	(10,031)	932,375	(12,480)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	9,134	(3)	79,829	(1,088)	88,963	(1,091)
Total	$590,965	$(2,663)	$522,230	$(11,909)	$1,113,195	$(14,572)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2015.  There were no other-than-temporary impairments for the nine months ended September 30, 2015 and 2014.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2015	2014	2015	2014
Proceeds from calls and sales of securities	$-	$30,540	$-	$56,815
Gross realized gains	-	67	-	456
Gross realized (losses)	-	(156)	-	(156)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains, net.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2015, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,392	$17,525	$825	$835
Due after one year through five years	148,869	154,170	9,597	9,954
Due after five years through ten years	23,380	23,794	135,959	142,132
Due after ten years	73,389	73,260	11,858	12,940
	263,030	268,749	158,239	165,861
Mortgage-backed securities	2,083,520	2,114,073	1,020,201	1,037,207
Total	$2,346,550	$2,382,822	$1,178,440	$1,203,068

Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At September 30, 2015 and December 31, 2014, LHFI consisted of the following ($ in thousands):

	September 30, 2015	December 31, 2014
Loans secured by real estate:
Construction, land development and other land	$785,472	$619,877
Secured by 1-4 family residential properties	1,638,639	1,634,397
Secured by nonfarm, nonresidential properties	1,604,453	1,553,193
Other real estate secured	225,523	253,787
Commercial and industrial loans	1,270,277	1,270,350
Consumer loans	169,509	167,964
State and other political subdivision loans	677,539	602,727
Other loans	420,231	347,174
LHFI	6,791,643	6,449,469
Less allowance for loan losses, LHFI	65,607	69,616
Net LHFI	$6,726,036	$6,379,853

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2015, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions, Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At September 30, 2015 and December 31, 2014, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $61.1 million and $79.3 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the periods ended September 30, 2015 and 2014.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At September 30, 2015 and December 31, 2014, specifically evaluated impaired LHFI totaled $32.5 million and $47.1 million, respectively.  These specifically evaluated impaired LHFI had a related allowance of $6.4 million and $11.3 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired the full difference between the carrying amount of the loan and the most likely estimate of the collateral’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $9.7 million and $55 thousand for the first nine months of 2015 and 2014, respectively.  Provision expense on specifically evaluated impaired LHFI totaled $4.5 million for the first nine months of 2015 compared to $1.6 million for the first nine months of 2014.

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

At September 30, 2015 and December 31, 2014, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $28.6 million and $32.2 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $1.7 million and $1.5 million at the end of the respective periods.

The following tables detail LHFI individually and collectively evaluated for impairment at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$8,748	$776,724	$785,472
Secured by 1-4 family residential properties	22,342	1,616,297	1,638,639
Secured by nonfarm, nonresidential properties	20,465	1,583,988	1,604,453
Other real estate secured	434	225,089	225,523
Commercial and industrial loans	8,571	1,261,706	1,270,277
Consumer loans	45	169,464	169,509
State and other political subdivision loans	-	677,539	677,539
Other loans	526	419,705	420,231
Total	$61,131	$6,730,512	$6,791,643

	December 31, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$13,867	$606,010	$619,877
Secured by 1-4 family residential properties	25,621	1,608,776	1,634,397
Secured by nonfarm, nonresidential properties	25,717	1,527,476	1,553,193
Other real estate secured	1,318	252,469	253,787
Commercial and industrial loans	12,104	1,258,246	1,270,350
Consumer loans	88	167,876	167,964
State and other political subdivision loans	-	602,727	602,727
Other loans	628	346,546	347,174
Total	$79,343	$6,370,126	$6,449,469

At September 30, 2015 and December 31, 2014, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	September 30, 2015
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$13,708	$3,054	$5,694	$8,748	$2,054	$11,307
Secured by 1-4 family residential properties	27,733	1,262	21,080	22,342	267	23,981
Secured by nonfarm, nonresidential properties	23,227	10,340	10,125	20,465	2,602	23,091
Other real estate secured	484	-	434	434	28	876
Commercial and industrial loans	15,529	2,883	5,688	8,571	2,956	10,338
Consumer loans	47	-	45	45	-	66
State and other political subdivision loans	-	-	-	-	-	-
Other loans	655	-	526	526	200	577
Total	$81,383	$17,539	$43,592	$61,131	$8,107	$70,236

	December 31, 2014
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$20,849	$7,411	$6,456	$13,867	$2,767	$13,597
Secured by 1-4 family residential properties	31,151	1,650	23,971	25,621	450	23,612
Secured by nonfarm, nonresidential properties	27,969	12,868	12,849	25,717	2,787	23,763
Other real estate secured	1,594	-	1,318	1,318	52	1,322
Commercial and industrial loans	13,916	1,206	10,898	12,104	6,449	9,195
Consumer loans	152	-	88	88	-	120
State and other political subdivision loans	-	-	-	-	-	-
Other loans	734	-	628	628	259	682
Total	$96,365	$23,135	$56,208	$79,343	$12,764	$72,291

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At September 30, 2015, Trustmark held $736 thousand of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at September 30, 2015 totaled $144 thousand.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At September 30, 2015 and 2014, LHFI classified as TDRs totaled $11.2 million and $12.0 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $7.5 million and $7.9 million, respectively.  The remaining TDRs at September 30, 2015 and 2014, resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.2 million and $1.4 million at September 30, 2015 and 2014, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $806 thousand and $62 thousand for the nine months ended September 30, 2015 and 2014, respectively.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	2	$35	$35	2	$191	$191

	Nine Months Ended September 30,
	2015			2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	10	$495	$495	16	$1,172	$1,158
Loans secured by nonfarm, nonresidential properties	4	3,512	3,512	-	-	-
Total	14	$4,007	$4,007	16	$1,172	$1,158

	Nine Months Ended September 30,
	2015		2014
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	4	$243	1	$106

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

The following tables detail LHFI classified as TDRs by loan type at September 30, 2015 and 2014 ($ in thousands):

	September 30, 2015
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$-	$1,006	$1,006
Secured by 1-4 family residential properties	1,385	2,921	4,306
Secured by nonfarm, nonresidential properties	819	4,503	5,322
Other real estate secured	-	62	62
Commercial and industrial loans	-	477	477
Total TDRs	$2,204	$8,969	$11,173

	September 30, 2014
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$-	$4,076	$4,076
Secured by 1-4 family residential properties	1,373	3,940	5,313
Secured by nonfarm, nonresidential properties	-	1,923	1,923
Other real estate secured	-	156	156
Commercial and industrial loans	-	524	524
Total TDRs	$1,373	$10,619	$11,992

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015
		Commercial LHFI
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$701,003	$541	$17,525	$457	$719,526
Secured by 1-4 family residential properties		122,664	435	7,761	112	130,972
Secured by nonfarm, nonresidential properties		1,539,997	2,426	60,890	361	1,603,674
Other real estate secured		219,298	200	4,535	-	224,033
Commercial and industrial loans		1,216,819	18,555	34,274	624	1,270,272
Consumer loans		-	-	-	-	-
State and other political subdivision loans		656,126	12,546	8,867	-	677,539
Other loans		412,098	-	921	386	413,405
Total		$4,868,005	$34,703	$134,773	$1,940	$5,039,421

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$65,545	$281	$1	$119	$65,946	$785,472
Secured by 1-4 family residential properties	1,477,432	7,874	2,961	19,400	1,507,667	1,638,639
Secured by nonfarm, nonresidential properties	779	-	-	-	779	1,604,453
Other real estate secured	1,490	-	-	-	1,490	225,523
Commercial and industrial loans	-	5	-	-	5	1,270,277
Consumer loans	167,516	1,689	260	44	169,509	169,509
State and other political subdivision loans	-	-	-	-	-	677,539
Other loans	6,826	-	-	-	6,826	420,231
Total	$1,719,588	$9,849	$3,222	$19,563	$1,752,222	$6,791,643

	December 31, 2014
		Commercial LHFI
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$518,944	$479	$37,022	$196	$556,641
Secured by 1-4 family residential properties		125,203	1,652	7,483	213	134,551
Secured by nonfarm, nonresidential properties		1,462,226	8,431	81,661	-	1,552,318
Other real estate secured		246,099	306	4,975	-	251,380
Commercial and industrial loans		1,239,247	4,245	26,133	719	1,270,344
Consumer loans		-	-	-	-	-
State and other political subdivision loans		589,653	7,550	5,524	-	602,727
Other loans		338,598	-	1,255	564	340,417
Total		$4,519,970	$22,663	$164,053	$1,692	$4,708,378

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,897	$199	$59	$81	$63,236	$619,877
Secured by 1-4 family residential properties	1,465,355	10,429	2,367	21,695	1,499,846	1,634,397
Secured by nonfarm, nonresidential properties	875	-	-	-	875	1,553,193
Other real estate secured	2,407	-	-	-	2,407	253,787
Commercial and industrial loans	-	5	1	-	6	1,270,350
Consumer loans	165,504	2,162	211	87	167,964	167,964
State and other political subdivision loans	-	-	-	-	-	602,727
Other loans	6,757	-	-	-	6,757	347,174
Total	$1,703,795	$12,795	$2,638	$21,863	$1,741,091	$6,449,469

Past Due LHFI

LHFI past due 90 days or more totaled $9.2 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively.  The following tables provide an aging analysis of past due and nonaccrual LHFI by class at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$393	$121	$1	$515	$8,748	$776,209	$785,472
Secured by 1-4 family residential properties	6,232	2,897	2,961	12,090	22,342	1,604,207	1,638,639
Secured by nonfarm, nonresidential properties	355	76	6,002	6,433	20,465	1,577,555	1,604,453
Other real estate secured	15	-	-	15	434	225,074	225,523
Commercial and industrial loans	856	199	-	1,055	8,571	1,260,651	1,270,277
Consumer loans	1,382	307	260	1,949	45	167,515	169,509
State and other political subdivision loans	-	-	-	-	-	677,539	677,539
Other loans	107	174	-	281	526	419,424	420,231
Total	$9,340	$3,774	$9,224	$22,338	$61,131	$6,708,174	$6,791,643

(1)	Past due 90 days or more but still accruing interest.

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$17	$60	$325	$13,867	$605,685	$619,877
Secured by 1-4 family residential properties	8,424	2,428	2,367	13,219	25,621	1,595,557	1,634,397
Secured by nonfarm, nonresidential properties	1,960	34	-	1,994	25,717	1,525,482	1,553,193
Other real estate secured	80	-	-	80	1,318	252,389	253,787
Commercial and industrial loans	2,491	306	126	2,923	12,104	1,255,323	1,270,350
Consumer loans	1,811	351	211	2,373	88	165,503	167,964
State and other political subdivision loans	-	-	-	-	-	602,727	602,727
Other loans	132	9	-	141	628	346,405	347,174
Total	$15,146	$3,145	$2,764	$21,055	$79,343	$6,349,071	$6,449,469
(1)	Past due 90 days or more but still accruing interest.

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $15.2 million and $25.9 million at September 30, 2015 and December 31, 2014, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for the first nine months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the second or third quarters of 2015 or the first nine months of 2014.

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

During the third quarter of 2015, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI by recalibrating the loss expectation component to be more representative of current conditions as well as recalculating the expected loss potential component, which reflects the consumer 12-quarter rolling average of net charge-offs, for each of the respective consumer loan groups.  An additional provision of $2.2 million was recorded in the third quarter of 2015 as a result of these revisions to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$69,616	$66,448
Loans charged-off	(18,688)	(10,052)
Recoveries	9,347	11,134
Net (charge-offs) recoveries	(9,341)	1,082
Provision for loan losses, LHFI	5,332	2,604
Balance at end of period	$65,607	$70,134

The following tables detail the balance in the allowance for loan losses, LHFI by portfolio segment at September 30, 2015 and 2014 ($ in thousands):

	2015
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$13,073	$(2,236)	$1,274	$395	$12,506
Secured by 1-4 family residential properties	9,677	(2,013)	781	1,529	9,974
Secured by nonfarm, nonresidential properties	18,523	(1,282)	397	(1,517)	16,121
Other real estate secured	2,141	(24)	6	(382)	1,741
Commercial and industrial loans	19,917	(7,243)	1,553	5,109	19,336
Consumer loans	2,149	(1,543)	2,639	(1,166)	2,079
State and other political subdivision loans	1,314	-	-	(624)	690
Other loans	2,822	(4,347)	2,697	1,988	3,160
Total allowance for loan losses, LHFI	$69,616	$(18,688)	$9,347	$5,332	$65,607

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$2,054	$10,452	$12,506
Secured by 1-4 family residential properties	267	9,707	9,974
Secured by nonfarm, nonresidential properties	2,602	13,519	16,121
Other real estate secured	28	1,713	1,741
Commercial and industrial loans	2,956	16,380	19,336
Consumer loans	-	2,079	2,079
State and other political subdivision loans	-	690	690
Other loans	200	2,960	3,160
Total allowance for loan losses, LHFI	$8,107	$57,500	$65,607

	2014
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land loans	$13,165	$(604)	$3,413	$(6,139)	$9,835
Secured by 1-4 family residential properties	9,633	(2,306)	861	1,986	10,174
Secured by nonfarm, nonresidential properties	19,672	(240)	400	1,099	20,931
Other real estate secured	2,080	(277)	-	571	2,374
Commercial and industrial loans	15,522	(1,787)	1,321	4,490	19,546
Consumer loans	2,405	(1,304)	2,760	(1,631)	2,230
State and other political subdivision loans	1,205	-	-	736	1,941
Other loans	2,766	(3,534)	2,379	1,492	3,103
Total allowance for loan losses, LHFI	$66,448	$(10,052)	$11,134	$2,604	$70,134

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$2,607	$7,228	$9,835
Secured by 1-4 family residential properties	431	9,743	10,174
Secured by nonfarm, nonresidential properties	2,163	18,768	20,931
Other real estate secured	57	2,317	2,374
Commercial and industrial loans	5,203	14,343	19,546
Consumer loans	1	2,229	2,230
State and other political subdivision loans	-	1,941	1,941
Other loans	263	2,840	3,103
Total allowance for loan losses, LHFI	$10,725	$59,409	$70,134

Note 4 – Acquired Loans

At September 30, 2015 and December 31, 2014, acquired loans consisted of the following ($ in thousands):

	September 30, 2015		December 31, 2014
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$45,299	$966	$58,309	$1,197
Secured by 1-4 family residential properties	96,870	10,546	116,920	13,180
Secured by nonfarm, nonresidential properties	146,614	5,363	202,323	7,672
Other real estate secured	23,816	1,511	27,813	1,096
Commercial and industrial loans	57,748	205	88,256	277
Consumer loans	6,295	-	9,772	-
Other loans	23,886	54	22,390	204
Acquired loans	400,528	18,645	525,783	23,626
Less allowance for loan losses, acquired loans	11,417	768	10,541	1,518
Net acquired loans	$389,111	$17,877	$515,242	$22,108

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2014	$639,656	$123,085	$30,166	$1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (2)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	434,151	81,091	20,504	1,604
Accretion to interest income	23,054	477	1,853	-
Payments received, net	(135,701)	(14,259)	(6,790)	(50)
Other (2)	1,174	-	6	-
Less change in allowance for loan losses, acquired loans	(876)	-	750	-
Carrying value, net at September 30, 2015	$321,802	$67,309	$16,323	$1,554

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

	Nine Months Ended September 30,
	2015	2014
Accretable yield at beginning of period	$(77,149)	$(109,006)
Accretion to interest income	24,907	38,433
Disposals	8,194	14,520
Reclassification to / (from) nonaccretable difference (1)	(12,215)	(26,826)
Accretable yield at end of period	$(56,263)	$(82,879)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2015	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	2,797	(369)	2,428
Loans charged-off	(5,024)	(560)	(5,584)
Recoveries	3,103	179	3,282
Net charge-offs	(1,921)	(381)	(2,302)
Balance at September 30, 2015	$11,417	$768	$12,185

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	5,603	(611)	4,992
Loans charged-off	(3,310)	(917)	(4,227)
Recoveries	1,594	(46)	1,548
Net charge-offs	(1,716)	(963)	(2,679)
Balance at September 30, 2014	$11,136	$813	$11,949

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land		$17,936	$149	$20,709	$3,844	$42,638
Secured by 1-4 family residential properties		25,726	613	5,168	363	31,870
Secured by nonfarm, nonresidential properties		114,731	2,523	28,674	686	146,614
Other real estate secured		19,603	87	3,364	756	23,810
Commercial and industrial loans		40,560	325	14,700	2,163	57,748
Consumer loans		-	-	-	-	-
Other loans		16,332	-	7,554	-	23,886
Total noncovered loans		234,888	3,697	80,169	7,812	326,566

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land		248	-	320	119	687
Secured by 1-4 family residential properties		1,103	114	331	-	1,548
Secured by nonfarm, nonresidential properties		4,489	131	668	-	5,288
Other real estate secured		752	2	293	-	1,047
Commercial and industrial loans		161	22	22	-	205
Other loans		54	-	-	-	54
Total covered loans		6,807	269	1,634	119	8,829
Total acquired loans		$241,695	$3,966	$81,803	$7,931	$335,395

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,617	$34	$10	$-	$2,661	$45,299
Secured by 1-4 family residential properties	60,252	2,234	2,349	165	65,000	96,870
Secured by nonfarm, nonresidential properties	-	-	-	-	-	146,614
Other real estate secured	6	-	-	-	6	23,816
Commercial and industrial loans	-	-	-	-	-	57,748
Consumer loans	6,076	217	2	-	6,295	6,295
Other loans	-	-	-	-	-	23,886
Total noncovered loans	68,951	2,485	2,361	165	73,962	400,528

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	-	10	269	-	279	966
Secured by 1-4 family residential properties	8,195	778	25	-	8,998	10,546
Secured by nonfarm, nonresidential properties	75	-	-	-	75	5,363
Other real estate secured	464	-	-	-	464	1,511
Commercial and industrial loans	-	-	-	-	-	205
Other loans	-	-	-	-	-	54
Total covered loans	8,734	788	294	-	9,816	18,645
Total acquired loans	$77,685	$3,273	$2,655	$165	$83,778	$419,173

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC.
TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2014
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land		$20,224	$280	$28,339	$5,821	$54,664
Secured by 1-4 family residential properties		30,796	760	8,466	388	40,410
Secured by nonfarm, nonresidential properties		157,753	3,452	39,408	1,710	202,323
Other real estate secured		22,754	92	4,864	95	27,805
Commercial and industrial loans		64,720	17	19,706	3,813	88,256
Consumer loans		-	-	-	-	-
Other loans		19,706	45	2,617	-	22,368
Total noncovered loans		315,953	4,646	103,400	11,827	435,826

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land		-	-	955	102	1,057
Secured by 1-4 family residential properties		194	235	1,045	-	1,474
Secured by nonfarm, nonresidential properties		4,419	88	2,879	-	7,386
Other real estate secured		-	108	426	2	536
Commercial and industrial loans		145	24	108	-	277
Other loans		204	-	-	-	204
Total covered loans		4,962	455	5,413	104	10,934
Total acquired loans		$320,915	$5,101	$108,813	$11,931	$446,760

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$3,338	$25	$282	$-	$3,645	$58,309
Secured by 1-4 family residential properties	71,316	2,335	2,742	117	76,510	116,920
Secured by nonfarm, nonresidential properties	-	-	-	-	-	202,323
Other real estate secured	8	-	-	-	8	27,813
Commercial and industrial loans	-	-	-	-	-	88,256
Consumer loans	9,634	114	24	-	9,772	9,772
Other loans	22	-	-	-	22	22,390
Total noncovered loans	84,318	2,474	3,048	117	89,957	525,783

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	140	-	-	-	140	1,197
Secured by 1-4 family residential properties	10,925	473	308	-	11,706	13,180
Secured by nonfarm, nonresidential properties	286	-	-	-	286	7,672
Other real estate secured	525	-	35	-	560	1,096
Commercial and industrial loans	-	-	-	-	-	277
Other loans	-	-	-	-	-	204
Total covered loans	11,876	473	343	-	12,692	23,626
Total acquired loans	$96,194	$2,947	$3,391	$117	$102,649	$549,409

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At September 30, 2015 and December 31, 2014, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At both September 30, 2015 and December 31, 2014, approximately $1.1 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by class at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$34	$-	$13,606	$13,640	$-	$31,659	$45,299
Secured by 1-4 family residential properties	1,183	1,431	3,242	5,856	418	90,596	96,870
Secured by nonfarm, nonresidential properties	497	182	7,465	8,144	129	138,341	146,614
Other real estate secured	-	-	729	729	-	23,087	23,816
Commercial and industrial loans	6	13	245	264	448	57,036	57,748
Consumer loans	195	23	2	220	-	6,075	6,295
Other loans	-	-	-	-	-	23,886	23,886
Total noncovered loans	1,915	1,649	25,289	28,853	995	370,680	400,528

Covered loans:
Loans secured by real estate:
Construction, land development and other land	10	-	119	129	-	837	966
Secured by 1-4 family residential properties	679	163	323	1,165	-	9,381	10,546
Secured by nonfarm, nonresidential properties	34	-	-	34	-	5,329	5,363
Other real estate secured	-	-	153	153	-	1,358	1,511
Commercial and industrial loans	-	-	-	-	73	132	205
Other loans	-	-	-	-	-	54	54
Total covered loans	723	163	595	1,481	73	17,091	18,645
Total acquired loans	$2,638	$1,812	$25,884	$30,334	$1,068	$387,771	$419,173

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2014
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$246	$7	$21,985	$22,238	$194	$35,877	$58,309
Secured by 1-4 family residential properties	2,576	981	5,162	8,719	422	107,779	116,920
Secured by nonfarm, nonresidential properties	89	865	13,275	14,229	-	188,094	202,323
Other real estate secured	-	-	604	604	-	27,209	27,813
Commercial and industrial loans	334	128	1,099	1,561	461	86,234	88,256
Consumer loans	86	29	24	139	-	9,633	9,772
Other loans	-	-	-	-	-	22,390	22,390
Total noncovered loans	3,331	2,010	42,149	47,490	1,077	477,216	525,783

Covered loans:
Loans secured by real estate:
Construction, land development and other land	-	-	376	376	-	821	1,197
Secured by 1-4 family residential properties	253	296	477	1,026	-	12,154	13,180
Secured by nonfarm, nonresidential properties	239	488	-	727	-	6,945	7,672
Other real estate secured	-	-	368	368	-	728	1,096
Commercial and industrial loans	-	-	42	42	67	168	277
Other loans	-	-	-	-	-	204	204
Total covered loans	492	784	1,263	2,539	67	21,020	23,626
Total acquired loans	$3,823	$2,794	$43,412	$50,029	$1,144	$498,236	$549,409

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

The activity in mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$64,358	$67,834
Origination of servicing assets	13,320	8,884
Change in fair value:
Due to market changes	(433)	(3,060)
Due to runoff	(7,436)	(6,568)
Balance at end of period	$69,809	$67,090

During the first nine months of 2015 and 2014, Trustmark sold $930.5 million and $671.2 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $13.3 million for the first nine months of 2015 compared to $7.9 million for the first nine months of 2014.  Trustmark’s mortgage loans serviced for others totaled $5.852 billion at September 30, 2015, compared with $5.636 billion at December 31, 2014.  The table below details the mortgage loans sold and serviced for others at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015	December 31, 2014
Federal National Mortgage Association	$3,688,774	$3,579,987
Government National Mortgage Association	2,050,571	1,948,565
Federal Home Loan Mortgage Corporation	69,769	80,551
Other	42,870	27,146
Total mortage loans sold and serviced for others	$5,851,984	$5,636,249

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first nine months of 2015 and 2014 were $210 thousand and $450 thousand, respectively.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$1,170	$1,050
Provision for putback expenses	210	450
Gains (losses)	211	(403)
Balance at end of period	$1,591	$1,097

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

Note 6 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At September 30, 2015, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$92,509	$106,539
Additions	26,832	29,972
Disposals	(33,015)	(34,641)
Write-downs	(2,371)	(4,833)
Balance at end of period	$83,955	$97,037

Gain, net on the sale of other real estate included in ORE/Foreclosure expense	$2,116	$2,847

At September 30, 2015 and December 31, 2014, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	September 30, 2015	December 31, 2014
Construction, land development and other land properties	$55,485	$61,015
1-4 family residential properties	9,466	10,150
Nonfarm, nonresidential properties	17,509	19,696
Other real estate properties	1,495	1,648
Total other real estate, excluding covered other real estate	$83,955	$92,509

At September 30, 2015 and December 31, 2014, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	September 30, 2015	December 31, 2014
Alabama	$23,822	$21,196
Florida	30,374	35,324
Mississippi (1)	13,180	17,397
Tennessee (2)	9,840	10,292
Texas	6,739	8,300
Total other real estate, excluding covered other real estate	$83,955	$92,509

(1)	- Mississippi includes Central and Southern Mississippi Regions
(2)	- Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the periods presented, changes and losses, net on covered other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$6,060	$5,108
Transfers from covered loans	266	690
FASB ASC 310-30 adjustment for the residual recorded investment	(902)	9
Net transfers from covered loans	(636)	699
Disposals	(1,404)	(870)
Write-downs	(1,155)	(791)
Balance at end of period	$2,865	$4,146

Loss, net on the sale of covered other real estate included in ORE/Foreclosure expense	$(54)	$(132)

At September 30, 2015 and December 31, 2014, covered other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2015	December 31, 2014
Construction, land development and other land properties	$759	$1,917
1-4 family residential properties	356	1,103
Nonfarm, nonresidential properties	1,359	2,296
Other real estate properties	391	744
Total covered other real estate	$2,865	$6,060

Note 7 – FDIC Indemnification Asset

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage) and appointed the FDIC as receiver.  On the same date, Trustmark National Bank (TNB), Trustmark’s principal subsidiary, entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchase essentially all of the assets of Heritage.  The FDIC and TNB also entered into a loss-share agreement covering substantially all loans and all other real estate acquired.  Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.5 million and $2.1 million at September 30, 2015 and December 31, 2014, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first nine months of 2015 and 2014, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the first nine months of 2015 and 2014 included $1.7 million and $1.6 million, respectively, of amortization of the FDIC indemnification asset.  Amortization of the FDIC indemnification asset resulted from improvements in the expected cash flows and lower loss expectations.  During the first nine months of 2015 and 2014, other noninterest income included a reduction of the FDIC indemnification asset of $1.2 million and $507 thousand, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

For the periods presented, changes in the FDIC indemnification asset were as follows ($ in thousands):
	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$6,997	$14,347
Amortization	(1,667)	(1,633)
Transfers to FDIC claims	(1,954)	(4,021)
Change in expected cash flows	(1,217)	(373)
Change in FDIC true-up provision	(410)	(166)
Balance at end of period	$1,749	$8,154

Note 8 – Deposits

At September 30, 2015 and December 31, 2014, deposits consisted of the following ($ in thousands):

	September 30, 2015	December 31, 2014
Noninterest-bearing demand	$2,787,454	$2,748,635
Interest-bearing demand	1,805,635	1,722,581
Savings	3,060,939	3,280,060
Time	1,758,376	1,947,082
Total	$9,412,404	$9,698,358

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of September 30, 2015, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2015 ($ in thousands):

September 30, 2015

U.S. Government agency obligations Issued by U.S. Government sponsored agencies	$34,747
Obligations of states and political subdivisions	11,506
Mortgage-backed securities
Other residential mortgage-backed securities Issued or guaranteed by FNMA, FHLMC or GNMA	106,807
Commercial mortgage-backed securities Issued or guaranteed by FNMA, FHLMC or GNMA	1,587
Total securities sold under repurchase agreements	$154,647

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan), in which substantially all associates who began employment prior to 2007 participate.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan, and vest upon three years of service.  Benefit accruals under the plan have been frozen since 2009, with the exception of certain associates covered through plans obtained in acquisitions that were subsequently merged into the Trustmark plan.  Other than the associates covered through these acquired plans that were merged into the Trustmark plan, associates have not earned additional benefits, except for interest as required by law, since the plan was frozen.  Current and former associates who participate in the plan retain their right to receive benefits that accrued before the plan was frozen.

As a result of the merger with BancTrust Financial Group, Inc. (BancTrust) on February 15, 2013, Trustmark became the sponsor of the Retirement Plan for Employees of BancTrust Financial Group, Inc. (BancTrust Pension Plan), a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, Trustmark’s Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  On October 1, 2015, Trustmark received a favorable determination letter from the Internal Revenue Service (IRS) with respect to the plan’s termination.  In addition, as required by law, a termination notice has been filed with the Pension Benefit Guaranty Corporation (PBGC), and it is not anticipated that the PBGC will raise any issues with respect to the plan’s termination.  During 2014, the assets of the BancTrust Pension plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.

The following table presents information regarding the net periodic benefit cost for Trustmark’s qualified defined benefit pension plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$127	$123	$387	$372
Interest cost	867	1,328	2,593	3,971
Expected return on plan assets	(1,297)	(1,563)	(3,890)	(4,681)
Recognized net loss due to lump sum settlements	603	1,709	1,499	2,459
Recognized net actuarial loss (gain)	969	(1,701)	2,907	(229)
Net periodic benefit cost	$1,269	$(104)	$3,496	$1,892

The range of potential contributions to the Trustmark Capital Accumulation Plan is determined annually by the plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2015, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is zero.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The measurement date for the plan is December 31.  As a result of the BancTrust merger on February 15, 2013, Trustmark became the administrator of an additional nonqualified supplemental retirement plan, for which the plan benefits were frozen prior to the merger date.

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$107	$74	$323	$222
Interest cost	520	548	1,563	1,650
Amortization of prior service cost	63	63	188	188
Recognized net actuarial loss	246	164	745	497
Net periodic benefit cost	$936	$849	$2,819	$2,557

Note 11 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Plan).  On April 28, 2015, Trustmark shareholders approved an amended and restated version of the Plan, which was originally scheduled to expire on May 9, 2015.  The amended and restated provisions of the Plan are essentially the same as the previous version of the Plan, except that the number of shares available for issuance has been reduced.  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

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

The following table summarizes the vesting periods for awards granted under the Plan (in years):

Vesting Period
Performance awards (includes acheivement shares for grants after 2013)	3
Achievement shares from performance grants prior to 2013	3
Time-vested awards	3

The following tables summarize the stock and incentive plan activity for the periods presented:

	Three Months Ended September 30, 2015
	Performance Awards	Time-Vested Awards
Outstanding/Nonvested shares, beginning of period	212,309	313,078
Forfeited	-	(874)
Outstanding/Nonvested shares, end of period	212,309	312,204

	Nine Months Ended September 30, 2015
	Performance Awards	Time-Vested Awards
Outstanding/Nonvested shares, beginning of period	181,195	263,905
Granted	84,899	120,814
Exercised or released from restriction	(47,360)	(64,508)
Forfeited	(6,425)	(8,007)
Outstanding/Nonvested shares, end of period	212,309	312,204

The following table presents information regarding compensation expense for awards under the Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Performance awards	$319	$267	$883	$797
Time-vested awards	638	788	1,855	2,493
Total compensation expense	$957	$1,055	$2,738	$3,290

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2015 and 2014, Trustmark had unused commitments to extend credit of $2.724 billion and $2.443 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At September 30, 2015 and 2014, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $132.2 million and $137.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2015 and 2014, the fair value of collateral held was $31.7 million and $32.7 million, respectively.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, “Class Plaintiffs”), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the “Stanford Financial Group”) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline for the parties to complete briefing on class certification issues.  All parties have completed and filed briefing on the class certification issues and await a ruling from the court.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s fraudulent transfer claims.  The court denied the defendants’ motions to dismiss in all other regards.  On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for aiding, abetting, and participating in (i) violations of the Texas Securities Act and (ii) breaches of fiduciary duty.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC.  The Court has not yet ruled on the defendants’ motions to dismiss the SAC.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic shares	67,557	67,440	67,547	67,430
Dilutive shares	150	169	130	150
Diluted shares	67,707	67,609	67,677	67,580

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average antidilutive stock awards	1	-	1	42

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
Income taxes paid	$15,291	$13,205
Interest expense paid on deposits and borrowings	14,639	16,361
Noncash transfers from loans to other real estate (1)	26,196	30,671

(1)	Includes transfers from covered loans to covered other real estate.

Note 15 – Shareholders’ Equity

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2014 Annual Report on Form 10-K.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2015, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2015, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2015 (Basel III) and December 31, 2014 (Basel I) ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,147,861	13.00%	4.50%	n/a
Trustmark National Bank	1,186,875	13.44%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,206,574	13.66%	6.00%	n/a
Trustmark National Bank	1,186,875	13.44%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,294,358	14.66%	8.00%	n/a
Trustmark National Bank	1,274,659	14.43%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,206,574	10.09%	4.00%	n/a
Trustmark National Bank	1,186,875	9.94%	4.00%	5.00%

At December 31, 2014:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,069,630	12.75%	n/a	n/a
Trustmark National Bank	1,108,399	13.24%	n/a	n/a

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	4.00%	n/a
Trustmark National Bank	1,108,399	13.24%	4.00%	6.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	8.00%	n/a
Trustmark National Bank	1,198,697	14.32%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	4.00%	n/a
Trustmark National Bank	1,108,399	9.46%	4.00%	5.00%

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the nine months ended September 30, 2015 and 2014 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Nine Months Ended September 30, 2015:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$13,718	$(5,248)	$8,470
Reclassification adjustment for net gains realized in net income	-	-	-
Change in net unrealized holding loss on securities transferred to held to maturity	4,747	(1,816)	2,931
Total securities available for sale and transferred securities	18,465	(7,064)	11,401
Pension and other postretirement benefit plans:
Net change in prior service costs	188	(72)	116
Recognized net loss due to lump sum settlements	1,499	(573)	926
Change in net actuarial loss	3,653	(1,397)	2,256
Total pension and other postretirement benefit plans	5,340	(2,042)	3,298
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(1,919)	734	(1,185)
Reclassification adjustment for loss realized in net income	632	(242)	390
Total cash flow hedge derivatives	(1,287)	492	(795)
Total other comprehensive income	$22,518	$(8,614)	$13,904

Nine Months Ended September 30, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$9,415	$(3,601)	$5,814
Reclassification adjustment for net gains realized in net income	(300)	115	(185)
Change in net unrealized holding loss on securities transferred to held to maturity	4,444	(1,700)	2,744
Total securities available for sale and transferred securities	13,559	(5,186)	8,373
Pension and other postretirement benefit plans:
Net change in prior service costs	188	(72)	116
Recognized net loss due to lump sum settlements	2,459	(941)	1,518
Change in net actuarial loss	268	(102)	166
Total pension and other postretirement benefit plans	2,915	(1,115)	1,800
Cash flow hedge derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(1,307)	500	(807)
Total other comprehensive income	$15,167	$(5,801)	$9,366

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2015	$(11,003)	$(31,617)	$136	$(42,484)
Other comprehensive income (loss) before reclassification	11,401	3,298	(1,185)	13,514
Amounts reclassified from accumulated other comprehensive loss	-	-	390	390
Net other comprehensive income (loss)	11,401	3,298	(795)	13,904
Balance at September 30, 2015	$398	$(28,319)	$(659)	$(28,580)

Balance at January 1, 2014	$(25,462)	$(19,793)	$1,524	$(43,731)
Other comprehensive income (loss) before reclassification	8,558	1,800	(807)	9,551
Amounts reclassified from accumulated other comprehensive loss	(185)	-	-	(185)
Net other comprehensive income (loss)	8,373	1,800	(807)	9,366
Balance at September 30, 2014	$(17,089)	$(17,993)	$717	$(34,365)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2015 and the year ended December 31, 2014.

	September 30, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$94,298	$-	$94,298	$-
Obligations of states and political subdivisions	147,794	-	147,794	-
Mortgage-backed securities	2,114,073	-	2,114,073	-
Asset-backed securities and structured financial products	26,657	-	26,657	-
Securities available for sale	2,382,822	-	2,382,822	-
Loans held for sale	173,679	-	173,679	-
Mortgage servicing rights	69,809	-	-	69,809
Other assets - derivatives	7,846	1,793	3,347	2,706
Other liabilities - derivatives	7,305	301	7,004	-

	December 31, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$-	$100	$-
U.S. Government agency obligations	112,474	-	112,474	-
Obligations of states and political subdivisions	162,258	-	162,258	-
Mortgage-backed securities	2,068,035	-	2,068,035	-
Asset-backed securities and structured financial products	31,700	-	31,700	-
Securities available for sale	2,374,567	-	2,374,567	-
Loans held for sale	132,196	-	132,196	-
Mortgage servicing rights	64,358	-	-	64,358
Other assets - derivatives	5,527	1,181	3,047	1,299
Other liabilities - derivatives	4,338	490	3,848	-

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2015 and 2014 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(7,869)	6,193
Additions	13,320	-
Sales	-	(4,786)
Balance, September 30, 2015	$69,809	$2,706

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2015	$(433)	$(169)

Balance, January 1, 2014	$67,834	$126
Total net (loss) gain included in Mortgage banking, net (1)	(9,628)	3,508
Additions	8,884	-
Sales	-	(2,294)
Balance, September 30, 2014	$67,090	$1,340

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2014	$(3,060)	$807

(1)	Total net (loss) gain included in Mortgage banking, net relating to MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2015, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2015, Trustmark had outstanding balances of $32.5 million in impaired LHFI that were specifically identified for evaluation and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $47.1 million at December 31, 2014.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At September 30, 2015, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $26.8 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2015 compared with $30.0 million for the same period in 2014.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $7.4 million and $9.3 million for the first nine months of 2015 and 2014, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $39.4 million of foreclosed assets were remeasured during the first nine months of 2015, requiring write-downs of $2.4 million to reach their current fair values compared to $40.6 million of foreclosed assets that were remeasured during the first nine months of 2014, requiring write-downs of $4.8 million.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014, are as follows ($ in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$220,052	$220,052	$317,858	$317,858
Securities held to maturity	1,178,440	1,203,068	1,170,685	1,182,846
Level 3 Inputs:
Net LHFI	6,726,036	6,835,977	6,379,853	6,453,618
Net acquired loans	406,988	406,988	537,350	537,350
FDIC indemnification asset	1,749	1,749	6,997	6,997

Financial Liabilities:
Level 2 Inputs:
Deposits	9,412,404	9,416,869	9,698,358	9,702,864
Short-term liabilities	1,244,049	1,244,049	868,620	868,620
Long-term FHLB advances	1,173	1,179	1,253	1,263
Subordinated notes	49,961	52,027	49,936	53,504
Junior subordinated debt securities	61,856	50,759	61,856	46,392

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at September 30, 2015 and December 31, 2014.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and nine months ended September 30, 2015, a net gain of $3.6 million and $1.7 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2015 included $1.4 million and $3.7 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015	December 31, 2014
Fair value of LHFS	$146,621	$91,182
LHFS contractual principal outstanding	141,366	88,106
Fair value less unpaid principal	$5,255	$3,076

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the nine months ended September 30, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $658 thousand at September 30, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $712 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $267.5 million at September 30, 2015 compared to $288.5 million at December 31, 2014.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $479 thousand and $583 thousand for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, the impact was a net positive ineffectiveness of $3.9 million and $3.0 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  On October 1, 2014, Trustmark elected to account for its mortgage LHFS under the fair value option in order to reduce the accounting volatility of related hedges.  As a result of this election, the forward sales contracts no longer qualify as derivative instruments designated as fair value hedges under FASB ASC Topic 815.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $244.0 million at September 30, 2015, with a negative valuation adjustment of $2.5 million, compared to $142.0 million, with a negative valuation adjustment of $1.0 million as of December 31, 2014.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $156.8 million at September 30, 2015, with a positive valuation adjustment of $2.7 million, compared to $88.4 million, with a positive valuation adjustment of $1.3 million as of December 31, 2014.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $318.8 million related to this program, compared to $349.4 million as of December 31, 2014.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of September 30, 2015 and December 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.9 million and $1.9 million, respectively.  As of September 30, 2015, Trustmark had posted collateral of $3.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At September 30, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.9 million and had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.1 million at December 31, 2014.  As of September 30, 2015 and December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.0 million and $6.2 million, respectively.  The fair values of these risk participation agreements were immaterial at September 30, 2015 and December 31, 2014.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of September 30, 2015 and December 31, 2014 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2015	December 31, 2014
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(1,066)	$221

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$1,343	$928
Exchange traded purchased options included in other assets	450	253
OTC written options (rate locks) included in other assets	2,706	1,299
Interest rate swaps included in other assets	4,385	2,804
Credit risk participation agreements included in other assets	28	22
Forward contracts included in other liabilities	2,483	1,014
Exchange traded written options included in other liabilities	301	490
Interest rate swaps included in other liabilities	4,496	2,813
Credit risk participation agreements included in other liabilities	25	21

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in hedging relationships
Amount of loss recognized from accumulated other comprehensive loss and recognized in other interest expense	$(211)	$-	$(632)	$-
Amount of gain (loss) recognized in mortgage banking, net	-	1,765	-	(2,534)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$1,265	$(986)	$4,221	$7,267
Amount of (loss) gain recognized in bank card and other fees	(128)	3	(94)	(239)

The following table discloses the amount included in other comprehensive income (loss) for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationship
Amount of (loss) gain recognized in other comprehensive income	$(751)	$163	$(1,185)	$(807)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,319	$-	$3,319	$-	$-	$3,319

Offsetting of Derivative Liabilities
As of September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,496	$-	$4,496	$-	$(2,092)	$2,404

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,025	$-	$3,025	$(347)	$-	$2,678

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,813	$-	$2,813	$(347)	$-	$2,466

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 7. – Financial Statements and Supplementary Data, of Trustmark’s 2014 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s operating segments during the first nine months of 2015.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General Banking
Net interest income	$97,408	$105,672	$291,483	$305,422
Provision for loan losses, net	3,770	4,203	7,760	7,596
Noninterest income	28,320	25,663	82,477	81,685
Noninterest expense	90,043	86,935	262,403	265,067
Income before income taxes	31,915	40,197	103,797	114,444
Income taxes	6,207	9,535	22,588	26,012
General banking net income	$25,708	$30,662	$81,209	$88,432

Selected Financial Information
Average assets	$12,231,450	$12,013,593	$12,123,213	$11,928,268
Depreciation and amortization	$9,209	$8,896	$27,256	$26,289

Wealth Management
Net interest income	$91	$467	$194	$749
Noninterest income	7,748	7,989	23,477	23,784
Noninterest expense	6,195	6,303	19,373	19,357
Income before income taxes	1,644	2,153	4,298	5,176
Income taxes	629	712	1,644	1,714
Wealth management net income	$1,015	$1,441	$2,654	$3,462

Selected Financial Information
Average assets	$4,181	$242	$3,020	$1,239
Depreciation and amortization	$44	$48	$139	$143

Insurance
Net interest income	$107	$90	$270	$250
Noninterest income	9,905	9,241	27,925	25,642
Noninterest expense	7,322	6,956	21,266	20,149
Income before income taxes	2,690	2,375	6,929	5,743
Income taxes	983	889	2,612	2,148
Insurance net income	$1,707	$1,486	$4,317	$3,595

Selected Financial Information
Average assets	$78,146	$77,378	$58,570	$64,808
Depreciation and amortization	$213	$188	$600	$656

Consolidated
Net interest income	$97,606	$106,229	$291,947	$306,421
Provision for loan losses, net	3,770	4,203	7,760	7,596
Noninterest income	45,973	42,893	133,879	131,111
Noninterest expense	103,560	100,194	303,042	304,573
Income before income taxes	36,249	44,725	115,024	125,363
Income taxes	7,819	11,136	26,844	29,874
Consolidated net income	$28,430	$33,589	$88,180	$95,489

Selected Financial Information
Average assets	$12,313,777	$12,091,213	$12,184,803	$11,994,315
Depreciation and amortization	$9,466	$9,132	$27,995	$27,088

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the unaudited consolidated financial statements and the supplemental financial data included in Part I. Item 1. – Financial Statements – of this report.

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2015, TNB had total assets of $12.389 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 200 offices and 2,963 full-time equivalent associates (measured at September 30, 2015) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2014 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenues of $143.6 million and $425.8 million for the three and nine months ended September 30, 2015, respectively.  Trustmark continued to maintain and expand customer relationships across its lines of business as reflected by growth in the loans held for investment (LHFI) portfolio, which increased $344.6 million, or 5.3%, during the third quarter of 2015 primarily within the Mississippi, Alabama, Texas and Tennessee market regions, as well as growth in insurance commissions and mortgage loan production volumes.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Noninterest income for the third quarter of 2015 increased 7.2% from one year earlier, and noninterest expense remained well-controlled.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark also continued the realignment of its retail delivery channels to enhance productivity and efficiency as well as promote additional revenue growth.  During the second quarter of 2015, Trustmark successfully introduced its new consumer mobile banking service, myTrustmarkSM, which has been well-received by its customers.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable December 15, 2015, to shareholders of record on December 1, 2015.

Recent Economic and Industry Developments

The economy has continued to show moderate signs of improvement; however, lingering economic concerns remain as a result of the cumulative weight of soft labor markets in the United States, volatility in crude oil prices, slowing growth in markets in Western Europe, as well as in China and other emerging markets, combined with uncertainty regarding the timing of the anticipated tightening of the monetary policy by the Federal Reserve Board (FRB), and the continued instability of the Russian and Greek economies.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the U.S. economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions can affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the October 2015 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest pace during the reporting period, and noted growth in lending activity and improvement in loan quality, as well as improvements in both the residential and commercial real estate markets and modest growth in consumer spending.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting improved sales and positive outlooks for the near term, with the exception of the energy sector.  These three Federal Reserve Districts also reported increased loan demand, improvements in residential and commercial real estate activity and increased commercial construction.  However, the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported inconsistency in commercial real estate growth noting that the rate of improvement varied by metropolitan area, submarket, and property type; and the Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that residential real estate activity expanded at a slower pace than previously reported.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported a marginal decline in loan quality and increased loan loss provisions as a result of weakness in the energy sector, depressed demand for oilfield services as drilling activity declined, and continued deterioration in the financial positions of many oil-related firms.

The FRB has previously signaled its intent to begin increasing interest rates by the end of 2015, but has thus far failed to do so and is now suggesting that a rate increase might not occur until early 2016.  The FRB also indicated that increases in interest rates will be slow as the FRB intends to evaluate the effect of each increase on the performance of the economy prior to authorizing an additional increase.  It is, however, not possible to predict the timing or amount of any such increase.  Low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as older, higher-yielding assets that mature or default and can only be replaced with lower-yielding instruments.

Financial Highlights

Trustmark reported net income of $28.4 million, or basic and diluted earnings per share (EPS) of $0.42, in the third quarter of 2015, compared to $33.6 million, or basic and diluted EPS of $0.50, in the third quarter of 2014.  The decline in net income when the third quarter of 2015 is compared to the same time period in 2014 was principally the result of a decline in total revenue, which is defined as net interest income plus noninterest income, as well as an increase in noninterest expense.  Trustmark’s performance during the quarter ended September 30, 2015, produced a return on average tangible equity of 10.96%, a return on average assets of 0.92%, an average equity to average assets ratio of 11.93% and a dividend payout ratio of 54.8%, compared to a return on average tangible equity of 13.70%, a return on average assets of 1.10%, an average equity to average assets ratio of 11.68% and a dividend payout ratio of 46.0% during the quarter ended September 30, 2014.

Revenue totaled $143.6 million for the quarter ended September 30, 2015 compared to $149.1 million for the quarter ended September 30, 2014, a decrease of $5.5 million, or 3.7%.  The decrease in total revenue for the third quarter of 2015 was principally the result of the decline in interest and fees on acquired loans, which was partially offset by increases in interest and fees on loans held for sale (LHFS) and LHFI, other noninterest income and mortgage banking, net.

Interest and fees on acquired loans decreased $11.6 million, or 50.0%, when the third quarter of 2015 is compared to the same time period in 2014, primarily due to a $6.5 million decline in accretion income and a $4.0 million decline in recoveries of acquired loans as acquired loans have continued to pay down.  Interest and fees on LHFS and LHFI increased $2.5 million, or 3.8%, when the third quarter of 2015 is compared to the same time period in 2014, primarily due to an increase in the LHFI portfolio.  LHFI totaled $6.792 billion at September 30, 2015, an increase of $458.0 million, or 7.2%, when compared to September 30, 2014.  Other noninterest income increased $1.6 million when the three months ended September 30, 2015 is compared to the same time period in 2014 was primarily attributable to a decrease in the amount of amortization of the investments in tax credit partnerships and positive valuation adjustments to the Federal Deposit Insurance Corporation (FDIC) indemnification asset related to the acquired covered loans and covered other real estate.  Mortgage banking, net increased $1.6 million, or 27.4%, when the third quarter of 2015 is compared to the third quarter of 2014, primarily due to an increase in gain on sales of loans, net and a net gain on the mortgage valuation adjustment related to LHFS, interest rate lock commitments and forward sales contracts.

Noninterest expense for the third quarter of 2015 increased $3.4 million, or 3.4%, when compared to the same time period in 2014, principally due to increases in ORE/foreclosure expense and salaries and employee benefits.  The increase in ORE/foreclosure expense was primarily the result of a net loss of $107 thousand on the sale of other real estate during the third quarter of 2015, compared to a net gain of $2.2 million during the third quarter of 2014.  The increase in salaries and employee benefits expense was primarily the result of a net gain recorded during the third quarter of 2014 related to the termination and distribution of the BancTrust Pension Plan as well as an increase in commission expense as a result of expanded mortgage production during the third quarter of 2015.

For the nine months ending September 30, 2015, Trustmark reported net income of $88.2 million, or basic and diluted EPS of $1.31 and $1.30, respectively, compared to $95.5 million, or basic and diluted EPS of $1.42 and $1.41, respectively, for the nine months ending September 30, 2014.  The decline in net income when the first nine months of 2015 are compared to the same time period in 2014 was principally the result of a decline in total revenue partially offset by a decrease in noninterest expense.  Trustmark’s performance for the nine months ended September 30, 2015, produced a return on average tangible equity of 11.62%, a return on average assets of 0.97% and a dividend payout ratio of 52.7%, compared to a return on average tangible equity of 13.52%, a return on average assets of 1.06% and a dividend payout ratio of 48.6% for the nine months ended September 30, 2014.  Trustmark’s average equity to average assets ratio was 11.93% and 11.60% for the nine months ended September 30, 2015 and 2014, respectively.

Revenue totaled $425.8 million for the nine months ended September 30, 2015, compared to $437.5 million for the nine months ended September 30, 2014, a decrease of $11.7 million, or 2.7%.  The decrease in total revenue for the first nine months of 2015 was principally the result of a decrease in interest and fees on acquired loans, which was partially offset by increases in interest and fees on LHFS and LHFI and noninterest income as well as a decrease in interest expense on deposits.  Interest and fees on acquired loans decreased $24.0 million, or 37.9%, when the first nine months of 2015 are compared to the same time period in 2014, primarily due to a $13.5 million decline in accretion income and a $9.3 million decline in recoveries on acquired loans as acquired loans have continued to pay down.  Interest and fees on LHFS and LHFI increased $7.5 million, or 3.8%, when the first nine months of 2015 are compared to the same time period in 2014, primarily due to the $458.0 million increase in the LHFI portfolio mentioned above.  Total noninterest income for the first nine months of 2015 increased $2.8 million, or 2.1%, when compared to the same time period in 2014, primarily due to increases in mortgage banking, net and insurance commissions partially offset by a decline in bank card and other fees.  Mortgage banking, net for the first nine months of 2015 increased $7.0 million, or 37.3%, when compared to the same time period in 2014, principally due to increases in gain on sales of loans, net and the net gain on the mortgage valuation adjustment related to LHFS, interest rate lock commitments and forward sales contracts.  Insurance commissions for the first nine months of 2015 increased $2.3 million, or 8.9%, when compared to the first nine months of 2014, primarily due to growth in the commercial property and casualty line of business.  Bank card and other fees for the first nine months of 2015 declined $5.1 million, or 19.5%, when compared to the same time period in 2014 principally due to the decline in interchange income.  Interest expense on deposits decreased $2.3 million, or 19.6%, when the first nine months of 2015 are compared to the same time period in 2015 principally due to the decline in interest-bearing deposits.  Interest-bearing deposits totaled $6.625 billion at September 30, 2015, a decrease of $164.8 million, or 2.4%, when compared to September 30, 2014.

Noninterest expense for the first nine months of 2015 declined $1.5 million, or 0.5%, when compared to the same time period in 2014 as declines in other noninterest expense and ORE/foreclosure expense were mostly offset by increases in salaries and employee benefits and services and fees.  Other noninterest expense for the first nine months of 2015 declined $3.4 million, or 8.5%, when compared to the same time period in 2014 primarily due to decreases in the amortization of the core deposit intangible asset, franchise taxes and benefit plan expenses as well as legal reserves that were recorded during the first nine months of 2014.  ORE/Foreclosure expense for the first nine months of 2015 declined $2.7 million, or 32.9%, when compared to the same time period in 2014 principally due to declines in other real estate write-downs and other real estate carrying costs.  Salaries and employee benefits increased $3.3 million, or 1.9%, when the first nine months are compared to the same time period in 2014 primarily due to an increase in commission expense as a result of expanded mortgage and insurance production, an increase in expenses related to Trustmark’s qualified defined benefit pension plan, and a net gain recorded during the third quarter of 2014 related to the termination and distribution of the BancTrust Pension Plan.  Services and fees increased $1.6 million, or 3.8%, when the first nine months of 2015 are compared to the same time period in 2014 primarily due to higher data processing expenses, which were partially offset by declines in outside services and fees. Please see the section captioned “Results of Operations” for a more complete overview of Trustmark’s financial performance for the first nine months of 2015.

Trustmark’s provision for loan losses, LHFI, for the nine months ended September 30, 2015 totaled $5.3 million, an increase of $2.7 million when compared to a provision for loan losses, LHFI of $2.6 million for the nine months ended September 30, 2014.  The increase in the provision for loan losses, LHFI for the first nine months of 2015 resulted primarily from an increase in charge-offs of LHFI, principally in the Mississippi and Texas market regions, a decline in recoveries on LHFI, principally in the Florida market region, and a decline the amount of reserves released, principally in the Florida and Texas market regions, compared to the first nine months of 2014.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  Total net charge-offs of LHFI for the nine months ended September 30, 2015 were $9.3 million, an increase of $10.4 million when compared to net recoveries of LHFI of $1.1 million for the nine months ended September 30, 2014, principally due to substandard credits in the Mississippi market region that were charged off during the third quarter of 2015 and a decline in recoveries in Trustmark’s Florida market region compared to the first nine months of 2014.

At September 30, 2015, nonperforming assets, excluding acquired loans and covered other real estate, totaled $145.1 million, a decrease of $14.1 million, or 8.9%, compared to June 30, 2015 and $26.8 million, or 15.6%, compared to December 31, 2014 due to declines in both nonaccrual LHFI and other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $61.1 million at September 30, 2015, representing a decrease of $18.2 million, or 23.0%, relative to December 31, 2014 principally due to substandard credits in Trustmark’s Mississippi, Florida and Texas market regions that were paid off, charged off, paid down or foreclosed partially offset by LHFI migrating to nonaccrual status during the first nine months of 2015.  Nonaccrual LHFI declined $7.3 million, or 10.7%, relative to June 30, 2015 principally due to charge-offs and pay-offs of substandard credits in Trustmark’s Mississippi market region.  Other real estate, excluding covered other real estate, declined $8.6 million, or 9.2%, during the first nine months of 2015 primarily due to properties sold in Trustmark’s Florida and Mississippi market regions partially offset by properties foreclosed in the Alabama market region.  Other real estate, excluding covered other real estate, declined $6.8 million, or 7.5%, relative to June 30, 2015 principally due to the sale of a property in the Texas market region which was foreclosed during the second quarter of 2015.

LHFI totaled $6.792 billion at September 30, 2015, an increase of $342.2 million, or 5.3%, compared to December 31, 2014 and $344.6 million, or 5.3%, compared to June 30, 2015.  The increase in LHFI during the third quarter of 2015 was primarily due to increases in state and other political subdivision loans and other loans in Trustmark’s Mississippi and Texas market regions; growth in construction lending in the Texas, Mississippi and Alabama market regions; increases in commercial and industrial loans in Trustmark’s Tennessee and Florida market regions partially offset by declines in the Texas, Mississippi and Alabama market regions; and increases in commercial real estate loans in the Alabama and Mississippi market regions partially offset by declines in the Texas market region.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Trustmark has continued to experience improvements in credit quality on LHFI.  As of September 30, 2015, classified LHFI balances decreased $41.5 million, or 20.3%, while criticized LHFI balances decreased $55.9 million, or 22.0%, when compared to balances at September 30, 2014.  The year-over-year decline in the volume of classified and criticized LHFI was primarily a result of upgrades of credits to a pass category and from repayment of several credits of significant size; however, $17.9 million of the reduction to classified LHFI occurred during the three months ended September 30, 2015, which included charge-offs on two specific credits totaling $8.0 million.

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

Total deposits were $9.412 billion at September 30, 2015, a decrease of $286.0 million, or 2.9% compared to December 31, 2014 and $379.8 million, or 3.9%, compared to June 30, 2015.  Noninterest-bearing and interest-bearing deposits declined $31.7 million, or 1.1%, and $348.1 million, or 5.0%, respectively, during the third quarter of 2015, which was primarily attributable to seasonal declines in public deposits.  During the first nine months of 2015, noninterest-bearing deposits increased $38.8 million, or 1.4%, while interest-bearing deposits declined $324.8 million, or 4.7%, primarily due to declines in public interest checking accounts and certificates of deposits.  Other short-term borrowings totaled $1.244 billion at September 30, 2015, an increase of $375.4 million, or 43.2%, when compared with $868.6 million at December 31, 2014.  The increase in other short-term borrowings was principally due to the $300.0 million increase in outstanding short-term FHLB advances with the FHLB of Dallas.

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2014 Annual Report on Form 10-K.

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statements of Income
Total interest income	$102,769	$111,440	$307,146	$322,891
Total interest expense	5,163	5,211	15,199	16,470
Net interest income	97,606	106,229	291,947	306,421
Provision for loan losses, LHFI	2,514	3,058	5,332	2,604
Provision for loan losses, acquired loans	1,256	1,145	2,428	4,992
Noninterest income	45,973	42,893	133,879	131,111
Noninterest expense	103,560	100,194	303,042	304,573
Income before income taxes	36,249	44,725	115,024	125,363
Income taxes	7,819	11,136	26,844	29,874
Net Income	$28,430	$33,589	$88,180	$95,489

Revenues (1)
Total revenues	$143,579	$149,122	$425,826	$437,532

Per Share Data
Basic earnings per share	$0.42	$0.50	$1.31	$1.42
Diluted earnings per share	0.42	0.50	1.30	1.41
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	7.68%	9.43%	8.11%	9.18%
Return on average tangible equity	10.96%	13.70%	11.62%	13.52%
Return on average assets	0.92%	1.10%	0.97%	1.06%
Net interest margin (fully taxable equivalent)	3.72%	4.14%	3.80%	4.09%
Dividend payout ratio	54.76%	46.00%	52.67%	48.59%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.47%	-0.03%	0.19%	-0.02%
Provision for loan losses/average loans	0.15%	0.19%	0.11%	0.06%
Nonperforming loans/total loans (incl LHFS*)	0.88%	1.37%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	2.06%	2.82%
Allowance for loan losses/total loans (excl LHFS*)	0.97%	1.11%

September 30,	2015	2014
Consolidated Balance Sheets
Total assets	$12,390,276	$12,096,316
Securities	3,561,262	3,533,535
Loans held for investment and acquired loans (including LHFS*)	7,384,495	7,061,362
Deposits	9,412,404	9,513,225
Total shareholders' equity	1,476,756	1,415,098

Stock Performance
Market value - close	$23.17	$23.04
Book value	21.86	20.98
Tangible book value	16.00	15.04

Capital Ratios
Total equity/total assets	11.92%	11.70%
Tangible equity/tangible assets	9.01%	8.67%
Tangible equity/risk-weighted assets	12.24%	12.24%
Tier 1 leverage ratio	10.09%	9.54%
Tier 1 common risk-based capital ratio	13.00%	12.74%
Tier 1 risk-based capital ratio	13.66%	13.47%
Total risk-based capital ratio	14.66%	14.70%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income.
(2)	Excludes Acquired Loans and Covered Other Real Estate.
*	LHFS is Loans Held for Sale.
**	ORE is Other Real Estate.

Non-GAAP Financial Measures

In addition to capital ratios defined by U.S. generally accepted accounting principles (GAAP) and banking regulators, Trustmark utilizes various tangible common equity measures when evaluating capital utilization and adequacy.  Tangible common equity, as defined by Trustmark, represents common equity less goodwill and identifiable intangible assets.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,469,255	$1,412,857	$1,453,693	$1,391,085
Less:	Goodwill	(365,500)	(365,500)	(365,500)	(367,880)
Identifiable intangible assets		(31,144)	(36,553)	(31,304)	(38,743)
Total average tangible equity		$1,072,611	$1,010,804	$1,056,889	$984,462

PERIOD END BALANCES
Total shareholders' equity		$1,476,756	$1,415,098
Less:	Goodwill	(365,500)	(365,500)
Identifiable intangible assets		(30,129)	(35,357)
Total tangible equity	(a)	$1,081,127	$1,014,241

TANGIBLE ASSETS
Total assets		$12,390,276	$12,096,316
Less:	Goodwill	(365,500)	(365,500)
Identifiable intangible assets		(30,129)	(35,357)
Total tangible assets	(b)	$11,994,647	$11,695,459
Risk-weighted assets	(c)	$8,832,099	$8,287,608

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$28,430	$33,589	$88,180	$95,489
Plus:	Intangible amortization net of tax	1,199	1,328	3,638	4,098
Net income adjusted for intangible amortization		$29,629	$34,917	$91,818	$99,587
Period end shares outstanding	(d)	67,557,395	67,439,788

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		10.96%	13.70%	11.62%	13.52%
Tangible equity/tangible assets	(a)/(b)	9.01%	8.67%
Tangible equity/risk-weighted assets	(a)/(c)	12.24%	12.24%
Tangible book value	(a)/(d)*1,000	$16.00	$15.04

TIER 1 COMMON RISK-BASED CAPITAL - BASEL I
Total shareholders' equity			$1,415,098
Eliminate qualifying AOCI			34,365
Qualifying tier 1 capital			60,000
Disallowed goodwill			(365,500)
Adjustment to goodwill allowed for deferred taxes			15,503
Other disallowed intangibles			(35,357)
Disallowed servicing intangible			(6,709)
Disallowed deferred taxes			(1,234)
Total tier 1 capital			1,116,166
Less:	Qualifying tier 1 capital		(60,000)
Total tier 1 common capital	(e)		$1,056,166

Tier 1 common risk-based capital ratio	(e)/(c)		12.74%

COMMON EQUTY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,476,756
AOCI-related adjustments		28,580
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(348,587)
Other adjustments and deductions for CET1 (2)		(8,888)
CET1 capital	(f)	1,147,861
Additional tier 1 capital instruments plus related surplus		60,000
Less: additional tier 1 capital deductions		(1,287)
Additional tier 1 capital		58,713
Tier 1 Capital		$1,206,574

Tier 1 common equity risk-based capital ratio	(f)/(c)	13.00%

(1)	Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

Net interest income-FTE for the nine months ended September 30, 2015 decreased $14.0 million, or 4.4%, when compared with the same period in 2014.  The net interest margin decreased 29 basis points to 3.80% for the first nine months of 2015, compared with the same time period in 2014.  The decrease in the net interest margin reflected the prolonged low interest rate environment in the United States, and was primarily the result of a downward repricing of LHFI in response to increased competitive pricing pressures and decreases in the yield on acquired loans principally due to declines in recoveries on acquired loan pay-offs, which was partially offset by lower deposit and short-term borrowing costs.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the first nine months of 2015 was 3.47%, a decrease of 5 basis points when compared to the same time period in 2014, due to similar factors as discussed above.

Average interest-earning assets for the first nine months of 2015 were $10.700 billion compared to $10.390 billion for the same time period in 2014, an increase of $309.3 million, or 3.0%.  The growth in average earning assets during the first nine months of 2015 was primarily due to an increase in average loans (LHFS and LHFI) of $462.3 million, or 7.5%, and average securities-taxable of $73.9 million, or 2.2%, partially offset by a decrease in average acquired loans of $215.2 million, or 30.8%.  The increase in average loans (LHFS and LHFI) was primarily attributable to increases in the LHFI portfolio when compared to balances at September 30, 2014.  The increase in average securities-taxable was primarily attributable to purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.

During the first nine months of 2015, interest and fees on LHFS and LHFI-FTE increased $8.2 million, or 4.0%, when compared to the same time period in 2014, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 15 basis points to 4.32% due to downward repricing of LHFI due to the current interest rate environment and related competitive pressures.  During the first nine months of 2015, interest and fees on acquired loans decreased $24.0 million, or 37.9%, compared to the first nine months of 2014, due to declines in accretion income as acquired loans continue to pay-down as well as a decline in recoveries on loan pay-offs of loans acquired in connection with the February 2013 merger with BancTrust Financial Group, Inc. (BancTrust).  As a result, the yield on acquired loans decreased to 10.87% compared to 12.11% during the same time period in 2014.  As a result of these factors, interest income-FTE decreased $15.3 million, or 4.6%, in the first nine months of 2015 compared to the same time period in 2014.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.30% for the first nine months of 2014 to 3.99% for the same time period in 2015, a decrease of 31 basis points.

Average interest-bearing liabilities for the first nine months of 2015 totaled $7.832 billion compared to $7.781 billion for the same time period in 2014, an increase of $51.1 million, or 0.7%.  Average interest-bearing deposits for the first nine months of 2015 decreased $225.5 million, or 3.2%, compared to the same time period in 2014, principally due to declines in certificates of deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.  The combination of federal funds purchased, securities sold under repurchase agreements and other borrowings increased $276.7 million, or 44.1%, when the first nine months of 2015 are compared to the same time period in 2014, which was primarily attributable to increased balances of federal funds purchased and securities sold under repurchase agreements as well as short-term FHLB advances obtained from the FHLB of Dallas as Trustmark chose to utilize these less costly sources of funding.  Total interest expense for the first nine months of 2015 decreased $1.3 million, or 7.7%, when compared with the same time period in 2014, principally due to the $2.3 million, or 19.6%, decrease in interest expense on deposit accounts as a result of the decline in interest-bearing deposits.  As a result of these factors, the overall yield on interest-bearing liabilities declined 2 basis points to 0.26% when the first nine months of 2015 is compared with the same time period in 2014.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2015			2014

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,167	$2	0.68%	$4,228	$9	0.84%
Securities - taxable	3,421,436	20,264	2.35%	3,328,329	19,712	2.35%
Securities - nontaxable	152,568	1,609	4.18%	174,419	1,845	4.20%
Loans (LHFS and LHFI)	6,771,947	72,951	4.27%	6,387,251	70,197	4.36%
Acquired loans	440,244	11,607	10.46%	614,646	23,200	14.98%
Other earning assets	58,534	392	2.66%	41,871	386	3.66%
Total interest-earning assets	10,845,896	106,825	3.91%	10,550,744	115,349	4.34%
Cash and due from banks	266,174			272,925
Other assets	1,286,189			1,345,771
Allowance for loan losses, net	(84,482)			(78,227)
Total Assets	$12,313,777			$12,091,213

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,760,033	3,147	0.18%	$6,921,580	3,606	0.21%
Federal funds purchased and securities sold under repurchase agreements	528,232	205	0.15%	540,870	180	0.13%
Other borrowings	647,937	1,811	1.11%	300,943	1,425	1.88%
Total interest-bearing liabilities	7,936,202	5,163	0.26%	7,763,393	5,211	0.27%
Noninterest-bearing demand deposits	2,771,186			2,774,745
Other liabilities	137,134			140,218
Shareholders' equity	1,469,255			1,412,857
Total Liabilities and Shareholders' Equity	$12,313,777			$12,091,213
Net Interest Margin		101,662	3.72%		110,138	4.14%

Less tax equivalent adjustment		4,056			3,909

Net Interest Margin per Consolidated Statements of Income		$97,606			$106,229

	Nine Months Ended September 30,
	2015			2014

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$650	$4	0.82%	$4,437	$20	0.60%
Securities - taxable	3,377,246	59,581	2.36%	3,303,357	58,454	2.37%
Securities - nontaxable	159,973	5,086	4.25%	178,213	5,677	4.26%
Loans (LHFS and LHFI)	6,630,143	214,155	4.32%	6,167,850	206,000	4.47%
Acquired loans	482,807	39,242	10.87%	698,051	63,236	12.11%
Other earning assets	48,759	1,177	3.23%	38,335	1,140	3.98%
Total interest-earning assets	10,699,578	319,245	3.99%	10,390,243	334,527	4.30%
Cash and due from banks	276,151			327,657
Other assets	1,292,685			1,354,948
Allowance for loan losses, net	(83,611)			(78,533)
Total Assets	$12,184,803			$11,994,315

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,928,711	9,598	0.19%	$7,154,232	11,941	0.22%
Federal funds purchased and securities sold under repurchase agreements	482,740	527	0.15%	404,604	366	0.12%
Other borrowings	420,841	5,074	1.61%	222,307	4,163	2.50%
Total interest-bearing liabilities	7,832,292	15,199	0.26%	7,781,143	16,470	0.28%
Noninterest-bearing demand deposits	2,762,064			2,694,673
Other liabilities	136,754			127,414
Shareholders' equity	1,453,693			1,391,085
Total Liabilities and Shareholders' Equity	$12,184,803			$11,994,315

Net Interest Margin		304,046	3.80%		318,057	4.09%

Less tax equivalent adjustment		12,099			11,636

Net Interest Margin per Consolidated Statements of Income		$291,947			$306,421

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI for the three and nine months ended September 30, 2015 totaled $2.5 million and $5.3 million, respectively, compared to $3.1 million and $2.6 million for the three and nine months ended September 30, 2014.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The decrease in the provision for loan losses, acquired loans during the first nine months of 2015 when compared to the same time period in 2014 was principally due to an increase in recoveries of acquired loans, partially offset by increased charge-offs during the third quarter of 2015 compared to the third quarter of 2014, and changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
BancTrust	$1,335	$1,976	$3,043	$5,221
Bay Bank	(112)	(280)	(224)	363
Heritage	33	(551)	(391)	(592)
Total provision for loan losses, acquired loans	$1,256	$1,145	$2,428	$4,992

Noninterest Income

Noninterest income represented 32.0% and 31.4% of total revenue, before securities gains, net, for the three and nine months ended September 30, 2015, respectively, compared to 28.8% and 29.9% of total revenue, before securities gains, net, for the three and nine months ended September 30, 2014, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Service charges on deposit accounts	$12,400	$12,743	$(343)	-2.7%	$35,405	$36,157	$(752)	-2.1%
Bank card and other fees	6,964	7,279	(315)	-4.3%	21,142	26,254	(5,112)	-19.5%
Mortgage banking, net	7,443	5,842	1,601	27.4%	25,889	18,862	7,027	37.3%
Insurance commissions	9,906	9,240	666	7.2%	27,923	25,637	2,286	8.9%
Wealth management	7,790	8,038	(248)	-3.1%	23,538	23,883	(345)	-1.4%
Other, net	1,470	(160)	1,630	n/	m	(18)	18	(36)	n/	m
Total Noninterest Income before securities gains, net	45,973	42,982	2,991	7.0%	133,879	130,811	3,068	2.3%
Security gains, net	-	(89)	89	-100.0%	-	300	(300)	-100.0%
Total Noninterest Income	$45,973	$42,893	$3,080	7.2%	$133,879	$131,111	$2,768	2.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts for the three months ended September 30, 2015 compared to the same time period in 2014 was principally due to a $593 thousand, or 6.3%, decrease in non-sufficient funds (NSF) and overdraft charges on consumer demand deposit and interest checking accounts, which was partially offset by a $261 thousand, or 18.1%, increase in service charges on commercial demand deposit accounts.  The decline in service charges on deposit accounts for the first nine months of 2015 compared to the same time period in 2014 was principally due to a $973 thousand, or 3.8%, decrease in NSF and overdraft charges on consumer deposit accounts and a $221 thousand, or 15.0%, decrease in NSF and overdraft charges on commercial demand deposit accounts, which was partially offset by a $317 thousand, or 7.2%, increase in service charges on commercial demand deposit accounts.  The decline in NSF and overdraft charges on deposit accounts for the three and nine months ended September 30, 2015 was primarily the result of a decrease in the number of customer transactions that would result in an NSF or overdraft charge as customers have more availability to complete banking transactions through mobile and online banking sites as well as extended hours for making deposits at Trustmark’s ATMs.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The decrease in bank card and other fees for the three and nine months ended September 30, 2015 when compared to the same time periods in 2014 was primarily the result of declines in interchange income.

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

In accordance with the FRB final rule, issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At December 31, 2013, the annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.  Trustmark’s noninterest income declined $8.6 million during the first nine months of 2015 as a result of the FRB final rule.  The full impact of the FRB final rule is expected to reduce noninterest income by an estimated $10.0 to $11.0 million for 2015 based on current transaction volume.

Management has identified a number of strategic priorities, such as process improvements, expense management and continued realignment of Trustmark’s branch network, that when combined with current fee improvement options being evaluated within various areas of Trustmark’s retail banking section are expected to offset, in part, the impact of the FRB final rule.  Trustmark has implemented multiple initiatives during the first nine months of 2015, such as investments to augment delivery channels and infrastructure to accommodate customers’ changing banking needs, including the investment in myTrustmarkSM, Trustmark’s new consumer mobile banking solution; the addition of ten mortgage producers and two mortgage loan production offices throughout the Alabama and Florida market regions as well as the addition of several insurance production staff members to support fee income growth in these areas; the opening of three new banking offices in markets with promising growth opportunities and the consolidation of eight banking offices with limited growth opportunities; and the continued control over noninterest expenses, which have declined 0.5% so far in 2015.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

Three Months Ended September 30,	Nine Months Ended September 30,
2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Mortgage servicing income, net	$4,906	$4,674	$232	5.0%	$14,499	$13,805	$694	5.0%
Change in fair value-MSR from runoff	(2,636)	(2,364)	(272)	-11.5%	(7,436)	(6,567)	(869)	-13.2%
Gain on sales of loans, net	4,479	3,272	1,207	36.9%	13,309	7,860	5,449	69.3%
Other, net	215	(323)	538	n/	m	1,666	772	894	n/	m
Mortgage banking income before hedge ineffectiveness	6,964	5,259	1,705	32.4%	22,038	15,870	6,168	38.9%
Change in fair value-MSR from market changes	(4,141)	700	(4,841)	n/	m	(433)	(3,061)	2,628	-85.9%
Change in fair value of derivatives	4,620	(117)	4,737	n/	m	4,284	6,053	(1,769)	-29.2%
Net positive hedge ineffectiveness	479	583	(104)	-17.8%	3,851	2,992	859	28.7%
Mortgage banking, net	$7,443	$5,842	$1,601	27.4%	$25,889	$18,862	$7,027	37.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in net revenue from mortgage banking for the three and nine months ended September 30, 2015 compared to the same time periods in 2014 was principally due to increases in gain on sales of loans, net and the net gain on the mortgage valuation adjustment related to LHFS, interest rate lock commitments and forward sales contracts.  Mortgage loan production for the three and nine months ended September 30, 2015 was $420.4 million and $1.142 billion, an increase of $74.9 million, or 21.7%, and $243.8 million, or 27.2%, respectively, when compared to the same time periods in 2014, reflecting industry-wide improvements in real estate and construction activity as well as increased mortgage lending activity due to lower mortgage rates.  In addition, during the second quarter of 2015, Trustmark expanded its mortgage banking capabilities with the addition of ten mortgage producers in the Alabama and Florida market regions.  Loans serviced for others totaled $5.852 billion at September 30, 2015 compared with $5.586 billion at September 30, 2014.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the three and nine months ended September 30, 2015 are compared to the same time periods in 2014, resulted from increases in the volume of loan sales and higher profit margins from secondary marketing activities.  Loan sales totaled $350.6 million and $930.5 million during the three and nine months ended September 30, 2015, an increase of $77.3 million and $259.3 million, respectively, when compared with the same time periods in 2014 due to increased mortgage lending activity and Trustmark’s decision to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The increase in other mortgage banking income, net when comparing the three months ended September 30, 2015 with the same period in 2014 primarily resulted from a net positive valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the third quarter of 2015 compared to a net negative valuation adjustment during the third quarter of 2014, which was principally due to lower declines in volumes and higher profit margins during the three months ended September 30, 2015.  The increase in other mortgage banking income, net when comparing the nine months ended September 30, 2015 with the same period in 2014 primarily resulted from an increase in the net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in volumes during the first nine months of 2015 offset partially by higher increases in profit margins during the first nine months of 2014.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

During the fourth quarter of 2014, Trustmark elected to account for its LHFS purchased or originated on or after October 1, 2014 which are held for sale under the fair value option permitted by FASB ASC Topic 825.  The fair value option election does not apply to the Government National Mortgage Association (GNMA) optional repurchase loans.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and nine months ended September 30, 2015, a net gain of $3.6 million and $1.7 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2015 included $1.4 million and $3.7 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015	2014	$ Change	% Change		2015	2014	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,083)	$(3,006)	$923	30.7%		$(7,035)	$(9,018)	$1,983	22.0%
Increase (Decrease) in FDIC indemnification asset	82	(452)	534	n/	m	(2,686)	(2,139)	(547)	-25.6%
Increase in life insurance cash surrender value	1,687	1,702	(15)	0.9%		5,035	5,647	(612)	10.8%
Other miscellaneous income	1,784	1,596	188	11.8%		4,668	5,528	(860)	-15.6%
Total other, net	$1,470	$(160)	$1,630	n/	m	$(18)	$18	$(36)	n/	m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net for the three months ended September 30, 2015 when compared to the same time period in 2014 was primarily attributable to a decrease in the amount of amortization of the investments in tax credit partnerships and positive valuation adjustments to the FDIC indemnification asset related to the acquired covered loans and covered other real estate.  The decrease in other income, net for the nine months ended September 30, 2015 when compared to the same time period in 2014 was primarily the result of a decline in other miscellaneous income due to a net loss on the sale of a former bank branch acquired in the merger with BancTrust during the first quarter of 2015 and a one-time arrangement fee received during the second quarter of 2014, a decrease in the net cash surrender value related to Trustmark’s supplemental employee retirement plan, and the increase in the net reduction of the FDIC indemnification asset primarily due to negative valuation adjustments for covered acquired loans and covered other real estate during the second quarter of 2015, which was partially offset by the decrease in partnership amortization for tax credit purposes.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2015	2014	$ Change	% Change		2015	2014	$ Change	% Change
Salaries and employee benefits	$58,270	$56,675	$1,595	2.8%		$172,832	$169,535	$3,297	1.9%
Services and fees	14,691	14,489	202	1.4%		43,817	42,197	1,620	3.8%
Net occupancy-premises	6,580	6,817	(237)	-3.5%		19,014	19,836	(822)	-4.1%
Equipment expense	5,877	5,675	202	3.6%		17,754	17,949	(195)	-1.1%
ORE/Foreclosure expense:
Writedowns	2,156	1,498	658	43.9%		3,526	5,624	(2,098)	-37.3%
Net (gain)/loss on sale	107	(2,189)	2,296	n/	m	(2,063)	(2,716)	653	-24.0%
Carrying costs	1,122	1,621	(499)	-30.8%		3,958	5,173	(1,215)	-23.5%
Total ORE/Foreclosure expense	3,385	930	2,455	n/	m	5,421	8,081	(2,660)	-32.9%
FDIC assessment expense	2,559	2,644	(85)	-3.2%		8,114	7,528	586	7.8%
Other expense	12,198	12,964	(766)	-5.9%		36,090	39,447	(3,357)	-8.5%
Total noninterest expense	$103,560	$100,194	$3,366	3.4%		$303,042	$304,573	$(1,531)	-0.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest category of noninterest expense, for the three months ended September 30, 2015, when compared with the same time period in 2014, was primarily the result of a net gain recorded during the third quarter of 2014 related to the termination and distribution of the BancTrust Pension Plan as well as an increase in commission expense as a result of expanded mortgage production during the third quarter of 2015.  The increase in salaries and employee benefits for the nine months ended September 30, 2015, when compared with the same time period in 2014, was primarily due to an increase in commission expense as a result of expanded mortgage and insurance production, a net gain recorded during the third quarter of 2014 related to the termination and distribution of the BancTrust Pension Plan, and an increase in expenses related to Trustmark’s qualified defined benefit pension plan attributable to changes in actuarial rates.

Services and Fees

The increase in services and fees for the nine months ended September 30, 2015 when compared with the same time period in 2014 was primarily due to higher data processing expenses related to software, which were partially offset by declines in outside services and fees.

During the second quarter of 2015, Trustmark introduced its new consumer mobile banking service, myTrustmarkSM.  Trustmark has partnered with third party vendors to employ several security control mechanisms to assure secure access to myTrustmarkSM as well as the security of the data processing and storage behind the site.

Net Occupancy-Premises

The decrease in net occupancy-premises expense for the three and nine months ended September 30, 2015 when compared to the same time periods in 2014 was principally due to declines in ad valorem taxes and building repairs and maintenance expense, which were partially offset by increases in building rental expense.

During the first nine months of 2015, Trustmark completed the consolidation of eight banking offices with limited growth opportunities, expanded its mortgage-banking platform with the addition of two new mortgage loan production offices in the Alabama and Florida market regions, and opened two new banking offices in the Alabama market region and one new banking office in the Mississippi market region.

ORE/Foreclosure Expense

The increase in ORE/foreclosure expense for the three months ended September 30, 2015 compared with the same time period in 2014 was primarily the result of a net loss on the sale of other real estate during the third quarter of 2015, compared to a net gain during the third quarter of 2014.  The decrease in ORE/Foreclosure expense for the first nine months of 2015 compared with the same time period in 2014 was principally due to an increase in the amount of reserves for other real estate write-downs released as well as declines in other real estate write-downs and other real estate carrying costs.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, excluding Acquired Loans and Covered Other Real Estate.”

FDIC Assessment Expense

The increase in FDIC assessment expense for the first nine months of 2015 when compared with the same time period in 2014 primarily resulted from the increase in Trustmark’s assessment base.  As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act requires the minimum reserve ratio for the Deposit Insurance Fund be increased from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark lost the benefit of this offset beginning in the second quarter 2014.  The change in the assessment methodology was immaterial to Trustmark’s results of operations.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Loan expense	$3,416	$3,070	$346	11.3%	$9,479	$9,641	$(162)	-1.7%
Amortization of intangibles	1,942	2,150	(208)	-9.7%	5,892	6,633	(741)	-11.2%
Other miscellaneous expense	6,840	7,744	(904)	-11.7%	20,719	23,173	(2,454)	-10.6%
Total other expense	$12,198	$12,964	$(766)	-5.9%	$36,090	$39,447	$(3,357)	-8.5%

The decline in other expenses for the three and nine months ended September 30, 2015 when compared to the same time periods in 2014 was principally due to declines in other miscellaneous expenses primarily resulting from a legal reserve recorded during the first nine months of 2014 as well as decreases in franchise taxes, benefit plan expense, insurance premiums expense and the amortization of the core deposit intangible asset.  These declines were partially offset by an increase in miscellaneous loan expenses during the three months ended September 30, 2015.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements – of this report.  The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2015 and 2014.

General Banking

Net interest income for the General Banking Division decreased $13.9 million, or 4.6%, during the nine months ended September 30, 2015 compared with the same time period in 2014.  The decline in net interest income was mostly due to declines in interest and fees on acquired loans, which was partially offset by an increase in interest and fees on LHFS and LHFI and declines in the cost of interest-bearing deposits.  The provision for loan losses, net for the nine months ended September 30, 2015 totaled $7.8 million compared to $7.6 million for the same period in 2014, an increase of $164 thousand, or 2.2%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $792 thousand, or 1.0%, during the first nine months of 2015 compared to the same time period in 2014.  Noninterest income for the General Banking Division represented 22.1% of total revenues for the first nine months of 2015 as opposed to 21.1% for the same time period in 2014.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division decreased $2.7 million, or 1.0%, during the first nine months of 2015 compared with the same time period in 2014.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first nine months of 2015, net income for the Wealth Management Division decreased $808 thousand, or 23.3%, when compared to the same time period in 2014. Net interest income for the Wealth Management Division declined $555 thousand, or 74.1%, when the first nine months of 2015 are compared to the same time period in 2014 due to a decrease in the interest income earned on deposit accounts held by the Wealth Management Division.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $307 thousand, or 1.3%, when the first nine months of 2015 are compared to the same time period in 2014.  The decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in annuity income generated by the brokerage services unit, partially offset by growth in commissions and fees on brokerage services.  Noninterest expense increased $16 thousand, or 0.1%, during the first nine months of 2015 compared to the same time period in 2014, principally due to increases in services and fees, primarily due to increases in data processing expenses, which was mostly offset by decreases in salaries and employee benefits, primarily due to lower commissions expense, and other expense, primarily due to a legal reserve recorded during the second quarter of 2014.

At September 30, 2015 and 2014, Trustmark held assets under management and administration of $10.285 billion and $10.635 billion, respectively, and brokerage assets of $1.557 billion and $1.601 billion, respectively.

Insurance

Net income for the Insurance Division during the first nine months of 2015 increased $722 thousand, or 20.1%, compared to the same time period in 2014.  Noninterest income for the Insurance Division increased $2.3 million, or 8.9%, when the first nine months of 2015 are compared to the same time period in 2014.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $9.9 million for the third quarter of 2015, an increase of $505 thousand, or 5.4%, compared to the second quarter of 2015, and $666 thousand compared to the third quarter of 2014.  The increase in insurance commissions during the first nine months of 2015 was due to new business commission volume primarily in commercial property and casualty and group health coverage, resulting from both a continued focus on new business and the recent addition of experienced account executives with an established book of business.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $1.1 million, or 5.5%, when the first nine months of 2015 is compared to the same time period in 2014, primarily due to higher commissions and salaries expense resulting from improved performance in the Insurance Division and modest general merit increases and higher services and fees expense resulting from increases in professional fees, software maintenance fees and software amortization costs.

Income Taxes

For the three and nine months ended September 30, 2015, Trustmark’s combined effective tax rate was 21.6% and 23.3%, respectively, compared to 24.9% and 23.8% for the same time periods in 2014, respectively.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  These investments are recorded based on the equity method of accounting, which requires the equity in partnerships losses to be recognized when incurred and are recorded as a reduction in other income.  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.700 billion, or 87.8% of total average assets, at September 30, 2015, compared with $10.390 billion, or 86.6% of total average assets, at September 30, 2014, an increase of $309.3 million, or 3.0%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio increased to 5.1 years at September 30, 2015, compared to 3.9 years at December 31, 2014.

When compared with December 31, 2014, total investment securities increased by $16.0 million during the first nine months of 2015.  This increase resulted primarily from purchases of GSE guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.  Trustmark sold no securities during the first nine months of 2015, compared to $56.5 million sold during the first nine months of 2014, which generated a net gain of $300 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying balance sheets totaled $35.6 million ($22.0 million net of tax) compared to approximately $40.4 million ($24.9 million net of tax) at December 31, 2014.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At September 30, 2015, available for sale securities totaled $2.383 billion, which represented 66.9% of the securities portfolio, compared to $2.375 billion, or 67.0%, at December 31, 2014.  At September 30, 2015, unrealized gains, net on available for sale securities totaled $36.3 million compared to $22.6 million at December 31, 2014.  At September 30, 2015, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2015, held to maturity securities totaled $1.178 billion and represented 33.1% of the total securities portfolio, compared with $1.171 billion, or 33.0%, at December 31, 2014.

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

As of September 30, 2015, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2015 ($ in thousands):

	September 30, 2015
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,196,564	93.6%	$2,227,864	93.5%
Aa1 to Aa3	87,032	3.7%	90,211	3.8%
A1 to A3	1,658	0.1%	1,699	0.1%
Not Rated (1)	61,297	2.6%	63,048	2.6%
Total securities available for sale	$2,346,551	100.0%	$2,382,822	100.0%

Securities Held to Maturity
Aaa	$1,121,779	95.2%	$1,143,165	95.0%
Aa1 to Aa3	41,840	3.6%	44,686	3.7%
A1 to A3	721	0.1%	736	0.1%
Not Rated (1)	14,100	1.2%	14,481	1.2%
Total securities held to maturity	$1,178,440	100.0%	$1,203,068	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2015, approximately 93.5% of the available for sale securities and 95.2% of the held to maturity securities were rated Aaa.

LHFS

At September 30, 2015, LHFS totaled $173.7 million, consisting of $146.6 million of residential real estate mortgage loans in the process of being sold to third parties and $27.1 million of GNMA optional repurchase loans.  At December 31, 2014, LHFS totaled $132.2 million, consisting of $91.2 million of residential real estate mortgage loans in the process of being sold to third parties and $41.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for the first nine months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the second or third quarters of 2015 or the first nine months of 2014.

LHFI

The table below shows the carrying value of the LHFI portfolio by type at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$785,472	11.6%	$619,877	9.6%
Secured by 1- 4 family residential properties	1,638,639	24.1%	1,634,397	25.4%
Secured by nonfarm, nonresidential properties	1,604,453	23.6%	1,553,193	24.1%
Other real estate secured	225,523	3.3%	253,787	3.9%
Commercial and industrial loans	1,270,277	18.7%	1,270,350	19.7%
Consumer loans	169,509	2.5%	167,964	2.6%
State and other polictical subdivision loans	677,539	10.0%	602,727	9.3%
Other loans	420,231	6.2%	347,174	5.4%
LHFI	$6,791,643	100.0%	$6,449,469	100.0%

LHFI increased $342.2 million, or 5.3%, compared to December 31, 2014 and $344.6 million, or 5.3%, compared to June 30, 2015.  The increase in LHFI during the third quarter of 2015 was primarily due to increases in state and other political subdivision loans and other loans in Trustmark’s Mississippi and Texas market regions; growth in construction lending in the Texas, Mississippi and Alabama market regions; increases in commercial and industrial loans in Trustmark’s Tennessee and Florida market regions partially offset by declines in the Texas, Mississippi and Alabama market regions; and increases in commercial real estate loans in the Alabama and Mississippi market regions partially offset by declines in the Texas market region.

LHFI secured by real estate increased $192.8 million, or 4.7%, during the first nine months of 2015 as growth in in the Alabama, Texas and Mississippi market regions was partially offset by declines in the Florida and Tennessee market regions.  The most significant growth was from LHFI secured by construction, land development and other land which increased $165.6 million, or 26.7%, during the first nine months of 2015, primarily due to growth in other construction loans and 1-4 family construction.  Other construction loans increased $166.4 million, or 61.6%, during the first nine months of 2015, due to growth across all five of Trustmark’s market regions.  During the first nine months of 2015, $87.3 million in other construction loans were moved to the appropriate permanent categories upon completion, including $53.4 million in non-owner occupied, $20.0 million in multi-family residential and $13.8 million in owner occupied.  Excluding all reclassifications between loan categories, growth in other construction loans was $246.0 million for the first nine months of 2015.  The 1-4 family construction loan portfolio increased $8.6 million, or 6.3%, during the first nine months of 2015, principally due to growth in Trustmark’s Texas, Alabama and Florida market regions.

The commercial real estate loan portfolio increased $51.3 million, or 3.3%, during the first nine months of 2015.  The increase in the commercial real estate loan portfolio was primarily attributable to increases in non-owner occupied loans in Trustmark’s Alabama market region, principally due to construction loans moved to permanent financing, partially offset by declines in Trustmark’s other market regions, and increases in owner occupied loans in Trustmark’s Alabama, Mississippi, Florida and Tennessee market regions.  Other real estate secured LHFI decreased $28.3 million, or 11.1%, during the first nine months of 2015, primarily due to decreases in multi-family residential loans in the Mississippi and Tennessee market regions.

The commercial and industrial loan portfolio increase of $50.6 million, or 4.1%, during the third quarter of 2015, principally in the Tennessee and Florida market regions, was offset by declines during the first six months of 2015.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At September 30, 2015, energy-related LHFI had outstanding balances of approximately $207.0 million, which represented approximately 3.0% of Trustmark’s total LHFI portfolio.  Trustmark has no loan exposure where the source of repayment or the underlying security of such exposure is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.  State and other political subdivision LHFI increased $74.8 million, or 12.4%, during the first nine months of 2015 principally due to growth in traditional public finance loans, such as investments that entail the use of tax anticipation notes, public school improvements, facility improvements and renovations, in Trustmark’s Mississippi, Texas, Alabama and Tennessee market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $73.1 million, or 21.0%, during the first nine months of 2015, which primarily represented growth in Trustmark’s Mississippi, Texas and Alabama market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2015	December 31, 2014
Home equity loans	$62,008	$60,952
Home equity lines of credit	368,974	355,402
Percentage of loans and lines for which Trustmark holds first lien	58.7%	57.2%
Percentage of loans and lines for which Trustmark does not hold first lien	41.3%	42.8%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2015 and December 31, 2014 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$212,837	$572,635	$785,472
Secured by 1- 4 family residential properties	1,558,873	79,766	1,638,639
Secured by nonfarm, nonresidential properties	1,064,254	540,199	1,604,453
Other real estate secured	130,364	95,159	225,523
Commercial and industrial loans	477,210	793,067	1,270,277
Consumer loans	150,328	19,181	169,509
State and other political subdivision loans	588,186	89,353	677,539
Other loans	193,697	226,534	420,231
LHFI	$4,375,749	$2,415,894	$6,791,643

	December 31, 2014
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$215,204	$404,673	$619,877
Secured by 1- 4 family residential properties	1,528,993	105,404	1,634,397
Secured by nonfarm, nonresidential properties	1,003,544	549,649	1,553,193
Other real estate secured	153,261	100,526	253,787
Commercial and industrial loans	513,243	757,107	1,270,350
Consumer loans	148,926	19,038	167,964
State and other political subdivision loans	520,589	82,138	602,727
Other loans	184,968	162,206	347,174
LHFI	$4,268,728	$2,180,741	$6,449,469

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

The following table presents the LHFI composition by region at September 30, 2015 and reflects a diversified mix of loans by region ($ in thousands):

	September 30, 2015
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$785,472	$113,462	$47,977	$285,193	$59,210	$279,630
Secured by 1-4 family residential properties	1,638,639	54,393	50,026	1,402,256	114,594	17,370
Secured by nonfarm, nonresidential properties	1,604,453	173,525	160,976	779,426	150,353	340,173
Other real estate secured	225,523	16,369	6,045	127,938	18,854	56,317
Commercial and industrial loans	1,270,277	84,285	23,601	743,301	174,987	244,103
Consumer loans	169,509	17,945	2,786	128,754	17,300	2,724
State and other political subdivision loans	677,539	45,794	26,537	485,911	22,760	96,537
Other loans	420,231	26,479	18,422	280,586	37,920	56,824
LHFI	$6,791,643	$532,252	$336,370	$4,233,365	$595,978	$1,093,678

Construction, Land Development and Other Land Loans by Region
Lots	$48,258	$6,169	$21,204	$14,662	$2,275	$3,948
Development	56,720	9,600	5,256	29,696	767	11,401
Unimproved land	98,485	9,034	10,774	43,899	19,675	15,103
1-4 family construction	145,319	25,036	9,466	67,776	2,087	40,954
Other construction	436,690	63,623	1,277	129,160	34,406	208,224
Construction, land development and other land loans	$785,472	$113,462	$47,977	$285,193	$59,210	$279,630

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$211,804	$41,172	$33,401	$79,163	$19,533	$38,535
Office	212,280	21,798	37,129	76,683	7,614	69,056
Nursing homes/assisted living	72,690	-	-	67,156	5,534	-
Hotel/motel	131,105	33,651	17,632	36,681	33,047	10,094
Industrial	45,719	6,942	5,182	11,060	4,019	18,516
Health care	25,650	2,156	633	22,850	11	-
Convenience stores	11,692	236	-	5,673	1,150	4,633
Other	169,471	8,765	19,451	79,492	3,652	58,111
Total non-owner occupied loans	880,411	114,720	113,428	378,758	74,560	198,945

Owner-occupied:
Office	115,817	8,810	17,631	58,575	8,961	21,840
Churches	92,300	4,298	2,744	46,011	29,513	9,734
Industrial warehouses	124,076	4,405	2,604	63,637	10,988	42,442
Health care	115,284	13,139	8,048	64,783	9,870	19,444
Convenience stores	71,276	5,302	3,966	47,006	2,859	12,143
Retail	35,182	2,419	5,706	20,415	3,619	3,023
Restaurants	63,194	1,910	1,853	23,412	3,417	32,602
Auto dealerships	12,653	8,272	117	2,988	1,276	-
Other	94,260	10,250	4,879	73,841	5,290	-
Total owner-occupied loans	724,042	58,805	47,548	400,668	75,793	141,228
Loans secured by nonfarm, nonresidential properties	$1,604,453	$173,525	$160,976	$779,426	$150,353	$340,173

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

At September 30, 2015, Trustmark held “alt A” mortgages with an aggregate principal balance of $1.4 million (0.03% of total LHFI secured by real estate at that date) compared to $1.5 million (0.04% of total LHFI secured by real estate at that date) at December 31, 2014.  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the Federal National Mortgage Association (FNMA) “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  This evaluation takes into account other qualitative factors including (but not limited to) recent acquisitions; national, regional and local economic trends and conditions; changes in industry and credit concentration; changes in levels and trends of delinquencies and nonperforming LHFI; changes in levels and trends of net charge-offs; changes in interest rates and collateral, financial and underwriting exceptions; and loan facility risk.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance and a description of changes to the allowance for loan loss methodology, please see Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI included in Part I. Item 1. – Financial Statements – of this report.

At September 30, 2015, the allowance for loan losses, LHFI, was $65.6 million, a decrease of $4.0 million, or 5.8%, when compared with December 31, 2014.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, increased to 206.7% at September 30, 2015, compared to 180.95% at December 31, 2014 due to the decline in the balance of nonperforming LHFI, excluding impaired LHFI, during the first nine months of 2015.  Allocation of Trustmark’s $65.6 million allowance for loan losses, LHFI, represented 1.07% of commercial LHFI and 0.67% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.97% as of September 30, 2015.  This compares with an allowance to total LHFI of 1.08% at December 31, 2014, which was allocated to commercial LHFI at 1.23% and to consumer and mortgage LHFI at 0.67%.

Charge-offs exceeded recoveries for the first nine months of 2015 resulting in a net charge-off of $9.3 million, or 0.19% of average loans (includes LHFI and LHFS), compared to a net recovery of $1.1 million, or -0.02% of average loans, during the same time period in 2014.  The increase in total net charge-offs during the first nine months of 2015 compared to the same time period in 2014 can be primarily attributed to an increase in charge-offs in the Mississippi market region, principally due to a large substandard credit that was charged off during the third quarter of 2015, a decrease in recoveries, principally due to a $1.9 million decline in recoveries in the Florida market region as a result of recoveries of loans previously charged down received during the first quarter of 2014 partially offset by recoveries received during the third quarter of 2015, and an increase in charge-offs in the Texas market region as a result of a large substandard credit that was charged off during the third quarter of 2015.  Management continues to monitor the impact of real estate values on borrowers and is proactively managing these situations.

The following table presents the net charge-offs (recoveries) for LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Alabama	$163	$172	$523	$311
Florida	(1,090)	(89)	(579)	(3,138)
Mississippi	7,391	462	8,562	2,656
Tennessee	448	48	337	134
Texas	1,161	(1,021)	498	(1,045)
Total net charge-offs (recoveries)	$8,073	$(428)	$9,341	$(1,082)

The provision for loan losses, LHFI for the first nine months of 2015 totaled 0.11% of average loans (LHFS and LHFI), compared with 0.06% of average loans (LHFS and LHFI) for the same time period in 2014.  The increase in the provision for loan losses, LHFI for the first nine months of 2015 resulted primarily from an increase in charge-offs of LHFI, principally in the Mississippi and Texas market regions, a decline in recoveries on LHFI, principally in the Florida market region, a decline the amount of reserves released, principally in the Florida and Texas market regions, compared to the first nine months of 2014, and changes in the quantitative and qualitative reserve factors.

During the third quarter of 2015, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI by recalibrating the loss expectation component to be more representative of current conditions as well as recalculating the expected loss potential component, which reflects the consumer 12-quarter rolling average of net charge-offs, for each of the respective consumer loan groups.  An additional provision of $2.2 million was recorded in the third quarter of 2015 as a result of these revisions to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Alabama	$(70)	$1,093	$1,314	$2,261
Florida	(1,430)	(147)	(765)	(5,660)
Mississippi	4,221	4,679	3,538	9,539
Tennessee	(1,050)	244	(101)	(948)
Texas	843	(2,811)	1,346	(2,588)
Total provision for loan losses, LHFI	$2,514	$3,058	$5,332	$2,604

Net changes to the provision for loan losses, LHFI were highest in Trustmark’s Mississippi, Florida and Texas market regions when the first nine months of 2015 are compared to the same time period in 2014.  The provision for loan losses, LHFI for the Mississippi market region declined $6.0 million primarily due to a decline in the amount of reserves required based on the qualitative reserve factor calculation, the charge off of a large substandard credit during the third quarter of 2015, and changes in the allowance for loan loss methodology during the first nine months of both 2014 and 2015.  The $4.9 million increase in provision for the Florida market region was primarily due to a decline in recoveries, principally resulting from pay-downs during the first nine months of 2014 of loans previously charged down partially offset by pay-downs received during the third quarter of 2015, and the additional provision expense recorded during the first quarter of 2015 for the change in the Florida market region distribution.  The provision for loan losses, LHFI for the Texas market region increased $3.9 million when the first nine months of 2015 are compared to the same time period in 2014 primarily due to a decline in the amount of reserves released compared to the first nine months of 2014, a large substandard credit that was charged off during the third quarter of 2015, increases in reserves required based on balance and risk rate changes of LHFI and the additional provision expense recorded during the first quarter of 2015 due to the changes in the allowance for loan loss methodology.

Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in residential real estate developments.  Management believes that the construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of nonperforming assets, excluding acquired loans and covered other real estate, by geographic market regions at September 30, 2015 and December 31, 2014 ($ in thousands):

	September 30, 2015	December 31, 2014
Nonaccrual LHFI
Alabama	$1,306	$852
Florida	7,444	11,091
Mississippi	44,955	57,129
Tennessee	4,911	5,819
Texas	2,515	4,452
Total nonaccrual LHFI	61,131	79,343
Other real estate
Alabama	23,822	21,196
Florida	30,374	35,324
Mississippi	13,180	17,397
Tennessee	9,840	10,292
Texas	6,739	8,300
Total other real estate, excluding covered other real estate	83,955	92,509
Total nonperforming assets	$145,086	$171,852

Nonperforming assets/total loans (LHFI and LHFS) and ORE	2.06%	2.57%

Loans past due 90 days or more
LHFI	$9,224	$2,764

LHFS - Guaranteed GNMA serviced loans (1)	$15,165	$25,943

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

During the first nine months of 2015, nonaccrual LHFI decreased $18.2 million, or 23.0%, relative to December 31, 2014 to total $61.1 million, or 0.88% of total LHFI and LHFS.  The decrease in nonaccrual LHFI was principally the result of substandard credits in Trustmark’s Mississippi, Florida, Texas and Tennessee market regions that were paid off, charged off, paid down or foreclosed partially offset by LHFI migrating to nonaccrual status during the first nine months of 2015.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual/Impaired LHFI” included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate, Excluding Covered Other Real Estate

At September 30, 2015, other real estate, excluding covered other real estate, totaled $84.0 million, a decrease of $8.6 million, or 9.2%, when compared with December 31, 2014.  The decrease in other real estate, excluding covered other real estate, was primarily due to properties sold in Trustmark’s Florida and Mississippi market regions partially offset by properties foreclosed in the Alabama market region.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Nine Months Ended September 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	26,832	9,043	4,565	3,248	1,079	8,897
Disposals	(33,015)	(6,534)	(8,492)	(6,195)	(1,373)	(10,421)
Write-downs	(2,371)	(724)	(1,023)	(429)	(158)	(37)
Adjustments	-	841	-	(841)	-	-
Balance at end of period	$83,955	$23,822	$30,374	$13,180	$9,840	$6,739

	Nine Months Ended September 30, 2014
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489
Additions	29,972	8,147	15,386	6,023	416	-
Disposals	(34,641)	(8,853)	(12,424)	(10,557)	(725)	(2,082)
Write-downs	(4,833)	(1,015)	(834)	(1,748)	(1,236)	-
Adjustments	-	65	-	(65)	-	-
Balance at end of period	$97,037	$24,256	$36,608	$16,419	$11,347	$8,407

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $3.5 million of BancTrust properties foreclosed during the first nine months of 2015, $616 thousand of write-downs of BancTrust other real estate and the sale of $5.7 million of BancTrust other real estate in Florida during the first nine months of 2015.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $7.7 million during the first nine months of 2015.

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $2.5 million during the first nine months of 2015 compared to the same time period in 2014.  The decrease in write-downs on other real estate, excluding covered other real estate, during the first nine months of 2015 compared to the same time period in 2014 was primarily the result of a decrease in write-downs on other real estate that was revalued, principally in the Tennessee, Florida and Mississippi market regions, during the period as well as increases in the reserves for write-downs of other real estate released in the Alabama, Florida, Tennessee and Mississippi market regions.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Alabama	$903	$93	$724	$1,015
Florida	(59)	582	1,023	834
Mississippi	288	288	429	1,748
Tennessee	209	528	158	1,236
Texas	37	-	37	-
Total write-downs of other real estate	$1,378	$1,491	$2,371	$4,833

For additional information regarding other real estate, including covered other real estate, see Note 6 – Other Real Estate and Covered Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

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

As of September 30, 2015 and December 31, 2014, acquired loans consisted of the following ($ in thousands):

	September 30, 2015		December 31, 2014
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$45,299	$966	$58,309	$1,197
Secured by 1-4 family residential properties	96,870	10,546	116,920	13,180
Secured by nonfarm, nonresidential properties	146,614	5,363	202,323	7,672
Other real estate secured	23,816	1,511	27,813	1,096
Commercial and industrial loans	57,748	205	88,256	277
Consumer loans	6,295	-	9,772	-
Other loans	23,886	54	22,390	204
Acquired loans	400,528	18,645	525,783	23,626
Less allowance for loan losses, acquired loans	11,417	768	10,541	1,518
Net acquired loans	$389,111	$17,877	$515,242	$22,108

During the first nine months of 2015, noncovered and covered acquired loans declined $125.3 million, or 23.8%, and $5.0 million, or 21.1%, respectively, compared to balances at December 31, 2014.  The decrease in both noncovered and covered acquired loans during the first nine months of 2015 was primarily the result of pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $30.0 million to $40.0 million during the fourth quarter of 2015.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the fourth quarter of 2015.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.  For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

FDIC Indemnification Asset

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For the first nine months of 2015 and 2014, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual FDIC agreement period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for the three and nine months ended September 30, 2015 included $823 thousand and $1.7 million, respectively, of amortization of the FDIC indemnification asset as a result of improvements in the expected cash flows and lower loss expectations, compared to $506 thousand and $1.6 million for the three and nine months ended September 30, 2014, respectively.  During the nine months ended September 30, 2015, other noninterest income also included a reduction of the FDIC indemnification asset of $1.2 million compared to $507 thousand for the same time period in 2014, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.  Also included in other noninterest income for the three and nine months ended September 30, 2015 was a net increase of the FDIC indemnification asset of $766 thousand and $145 thousand, respectively, related to sales and valuation adjustments of covered other real estate during the period.

Pursuant to the provisions of the loss-share agreement with the FDIC, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.5 million at September 30, 2015 compared to $2.1 million at December 31, 2014.  For additional information regarding the FDIC indemnification asset, see Note 7 – FDIC Indemnification Asset included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.412 billion at September 30, 2015 compared to $9.698 billion at December 31, 2014, a decrease of $286.0 million, or 2.9%.  Growth in noninterest-bearing deposits totaled $38.8 million, or 1.4%, and was more than offset by a decline in interest-bearing deposits of $324.8 million, or 4.7%, during the first nine months of 2015.  The increase in noninterest-bearing deposits was primarily due to growth in commercial demand deposit accounts partially offset by the seasonal decline in public demand deposit accounts.  The decrease in interest-bearing deposits resulted primarily from the seasonal decline in public interest checking accounts partially offset by growth in commercial interest checking accounts and declines in time deposits partially offset by the addition of $30.0 million of term fixed rate brokered CDs during the period.  Excluding the brokered CDs, time deposit account balances declined by $218.7 million, or 11.2%, during the first nine months of 2015 as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued shift from longer-term commitments due to the low interest rate environment.  For additional information regarding Trustmark’s brokered deposits, please see the section captioned “Liquidity.”

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $1.244 billion at September 30, 2015, an increase of $375.4 million, or 43.2%, when compared with $868.6 million at December 31, 2014.  Federal funds purchased and securities sold under repurchase agreements totaled $534.2 million at September 30, 2015 compared to $443.5 million at December 31, 2014, an increase of $90.7 million, or 20.4%.  Of these amounts $184.2 million and $213.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $350.0 million at September 30, 2015, an increase of $120.0 million when compared with $230.0 million at December 31, 2014, as Trustmark increased its upstream federal funds purchased as a less costly source of funding.  Other short-term borrowings increased $284.8 million, or 67.0%, during the first nine months of 2015 primarily due to $650.0 million of short-term FHLB advances provided by the FHLB of Dallas which were acquired during the third quarter of 2015 and remained outstanding at September 30, 2015, $350.0 million of short-term FHLB advances provided by the FHLB of Dallas which matured during the first quarter of 2015 and $28.5 million of GNMA optional repurchase loans which were repurchased and subsequently sold during the first quarter of 2015.  For additional information regarding Trustmark’s GNMA optional repurchase loans, please see the section captioned “LHFS.”  For additional information regarding Trustmark’s short-term FHLB advances, please see the section captioned “Liquidity.”

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

Capital Resources

At September 30, 2015, Trustmark’s total shareholders’ equity was $1.477 billion, an increase of $56.8 million, or 4.0%, from its level at December 31, 2014.  During the first nine months of 2015, shareholders’ equity increased primarily as a result of net income of $88.2 million, which was partially offset by common stock dividends of $47.0 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2014 Annual Report on Form 10-K.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2015, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2015, which Management believes have affected Trustmark’s or TNB’s present classification.

During 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes (the Notes).  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital while the Notes qualify as Tier 2 capital.  The addition of these capital instruments provided Trustmark a cost effective manner in which to manage shareholders’ equity and enhance financial flexibility.  Trustmark will continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2015 (Basel III) and December 31, 2014 (Basel I).

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2015 and 2014 were $0.69.  Trustmark’s indicated dividend for 2015 is $0.92 per common share, which is the same as dividends per common share in 2014.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.691 billion for the first nine months of 2015 and represented approximately 79.5% of average liabilities and shareholders’ equity, compared to average deposits of $9.849 billion, which represented 82.1% of average liabilities and shareholders’ equity for the same time period in 2014.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2015, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $42.3 million compared to $36.5 million at December 31, 2014.  Trustmark had $30.0 million of brokered CDs outstanding at September 30, 2015 compared to no brokered CDs outstanding at December 31, 2014.  The addition of these short-term brokered CDs during the first nine months of 2015 was part of Trustmark’s normal periodic testing of wholesale funding capacity.

At September 30, 2015, Trustmark had $350.0 million in upstream federal funds purchased, compared to $230.0 million at December 31, 2014.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided $650.0 million of outstanding short-term advances at September 30, 2015 compared to $350.0 million of short-term advances outstanding at December 31, 2014.  Trustmark chose to increase its use of short-term FHLB advances as a funding source for loan growth and seasonal declines in public deposits due to the favorable interest rates afforded by these advances as compared to other sources in the market.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.386 billion at September 30, 2015.  In addition, at September 30, 2015, Trustmark had $7.7 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $8.0 million at December 31, 2014.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2015, Trustmark had approximately $1.170 billion available in repurchase agreement capacity compared to $893.0 million at December 31, 2014.  The increase in repurchase agreement capacity at September 30, 2015, was primarily due to a decrease in Trustmark’s public deposit pledging requirement and an increase in the investment portfolio balance.

Another borrowing source is the Discount Window.  At September 30, 2015, Trustmark had approximately $869.0 million available in collateral capacity at the Discount Window from pledges of commercial and industrial LHFI, compared with $955.3 million at December 31, 2014.  The decrease in Trustmark’s collateral capacity at the Discount Window was due primarily to a slight decrease in the commercial and industrial LHFI, adjustments by the Federal Reserve Bank of Atlanta to their loan pricing methodology and the release of securities pledged.

TNB has outstanding $50.0 million in aggregate principal amount of the Notes due December 15, 2016.  At September 30, 2015, the carrying amount of the Notes was $50.0 million.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency and in reliance upon an exemption provided by the Securities Act of 1933.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2015, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $658 thousand at September 30, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $712 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking area, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross, notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $400.8 million at September 30, 2015, with a positive valuation adjustment of $223 thousand, compared to $230.4 million, with a positive valuation adjustment of $285 thousand at December 31, 2014.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $267.5 million at September 30, 2015 compared to $288.5 million at December 31, 2014.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $479 thousand and $583 thousand for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, the impact was a net positive ineffectiveness of $3.9 million and $3.0 million, respectively.  The net positive ineffectiveness was primarily due to the mortgage spread widening during the third quarter of 2015 coupled with a decline in mortgage rates compared to the tightening in the mortgage spread and higher mortgage rates during the third quarter of 2014.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $318.8 million related to this program, compared to $349.4 million as of December 31, 2014.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of September 30, 2015 and December 31, 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.9 million and $1.9 million, respectively.  As of September 30, 2015, Trustmark had posted collateral of $3.0 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At September 30, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.9 million and had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $19.1 million at December 31, 2014.  As of September 30, 2015 and December 31, 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $6.0 million and $6.2 million, respectively.  The fair values of these risk participation agreements were immaterial at September 30, 2015 and December 31, 2014.

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

Based on the results of the simulation models using static balances , the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2015 and 2014.  At September 30, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2015	2014
+200 basis points	-0.5%	2.9%
+100 basis points	-0.3%	1.5%
-100 basis points	-4.8%	-4.9%

As shown in the table above, the interest rate shocks for the first nine months of 2015 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2015 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2015 and 2014.  At September 30, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2015	2014
+200 basis points	1.8%	6.4%
+100 basis points	1.6%	4.2%
-100 basis points	-7.7%	-6.4%

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

At September 30, 2015, the MSR fair value was approximately $69.8 million, compared to $67.1 million at September 30, 2014.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2015, would be a decline in fair value of approximately $2.5 million and $2.4 million, respectively, compared to a decline in fair value of approximately $2.6 million and $2.4 million, respectively, at September 30, 2014.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For complete overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2014 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2015.

For additional information regarding Trustmark’s basis of presentation and accounting policies, see Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation included in Part I. Item 1. – Financial Statements of this report.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

For a complete list of recently adopted and pending accounting policies and the impact on Trustmark, see Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements included in Part I. Item 1. – Financial Statements – of this report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Trustmark did not engage in any unregistered sales of equity securities during the third quarter of 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	November 5, 2015	DATE:	November 5, 2015