Form 10-K
period 2015-12-31
TRUSTMARK CORP
filed 2016-02-23
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

Based on the closing sales price at June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.124 billion.

As of January 31, 2016, there were issued and outstanding 67,610,426 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2016 Annual Meeting of Shareholders to be held April 26, 2016 are incorporated by reference into Part III of the Form 10-K report.

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

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2015, TNB had total assets of $12.677 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 200 offices and 2,941 full-time equivalent associates (measured at December 31, 2015) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Insurance – TNB provides a competitive array of insurance solutions for business and individual risk management needs.  Business insurance offerings include services and specialized products for medical professionals, construction, manufacturing, hospitality, real estate and group life and health plans.  Individual customers are also provided life and health insurance, and personal line policies.  TNB provides these services through Fisher Brown Bottrell Insurance, Inc. (FBBI), a Mississippi corporation and a wholly-owned subsidiary of TNB, which is based in Jackson, Mississippi.

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning and retirement plan services.  TNB’s wealth management division is also assisted by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser and a wholly-owned subsidiary of TNB.  TIA provides customized investment management services to TNB’s Wealth Management Division, which in turns relies upon that advice to provide investment management services to TNB’s wealth management customers.  During 2014, TNB moved the administration of Private Banking, previously reported in the Wealth Management Division, to the General Banking Division, which encompasses TNB’s commercial, consumer and mortgage banking products and services.

New Market Tax Credits (NMTC) – TNB provides an intermediary vehicle for the provision of loans or investments in Low-Income Communities (LICs) through its subsidiary Southern Community Capital, LLC (SCC).  SCC is a Mississippi single member limited liability company, a certified Community Development Entity (CDE) and a wholly-owned subsidiary of TNB.  The primary mission of SCC is to provide investment capital for LICs, as defined by Section 45D of the Internal Revenue Code, or for Low-Income Persons (LIPs).  As a certified CDE, SCC is able to apply to the Community Development Financial Institutions Fund (CDFI Fund) to receive NMTC allocations to offer investors in exchange for equity investments in qualified projects.

Capital Trust

Trustmark Preferred Capital Trust I (the Trust) is a Delaware trust affiliate and a wholly-owned subsidiary of Trustmark formed in 2006 to facilitate a private placement of $60.0 million in trust preferred securities.  As defined in applicable accounting standards, the Trust is considered a variable interest entity for which Trustmark is not the primary beneficiary.  Accordingly, the accounts of the Trust are not included in Trustmark’s consolidated financial statements.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenues over the past five years ($ in thousands).  Summary information at and for the year ended December 31, 2013, and each year thereafter, include the results of the merger with BancTrust Financial Group, Inc. (BancTrust) on February 15, 2013, which materially affected several of the line items set forth below.

December 31,	2015	2014	2013	2012	2011
Securities	$3,533,240	$3,545,252	$3,362,882	$2,699,933	$2,526,698
Total securities growth	$(12,012)	$182,370	$662,949	$173,235	$208,602
Total securities growth	-0.34%	5.42%	24.55%	6.86%	9.00%

Loans *	$7,481,796	$6,998,878	$6,603,087	$5,726,318	$5,934,288
Total loans growth (decline)	$482,918	$395,791	$876,769	$(207,970)	$(125,954)
Total loans growth (decline)	6.90%	5.99%	15.31%	-3.50%	-2.08%

Assets	$12,678,896	$12,250,633	$11,790,383	$9,828,667	$9,727,007
Total assets growth	$428,263	$460,250	$1,961,716	$101,660	$173,105
Total assets growth	3.50%	3.90%	19.96%	1.05%	1.81%

Deposits	$9,588,230	$9,698,358	$9,859,902	$7,896,517	$7,566,363
Total deposits growth (decline)	$(110,128)	$(161,544)	$1,963,385	$330,154	$521,796
Total deposits growth (decline)	-1.14%	-1.64%	24.86%	4.36%	7.41%

Equity	$1,473,057	$1,419,940	$1,354,953	$1,287,369	$1,215,037
Total equity growth	$53,117	$64,987	$67,584	$72,332	$65,553
Total equity growth	3.74%	4.80%	5.25%	5.95%	5.70%

Years Ended December 31,
Revenue **	$564,914	$578,478	$562,346	$516,179	$508,797
Total revenue growth (decline)	$(13,564)	$16,132	$46,167	$7,382	$(9,153)
Total revenue growth (decline)	-2.34%	2.87%	8.94%	1.45%	-1.77%

*	Includes loans held for investment and acquired loans
**	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Part II. Item 6. – Selected Financial Data and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenues for each of the geographic regions in which it operates as of and for the year ended December 31, 2015 ($ in thousands):

	Loans (1)		Deposits		Revenue (2)
	Amount	%	Amount	%	Amount	%
Alabama	$963,432	12.9%	$1,305,942	13.6%	$67,193	11.9%
Florida	367,833	4.9%	585,815	6.1%	51,055	9.0%
Mississippi	4,289,265	57.3%	5,942,568	62.0%	364,349	64.5%
Tennessee	624,829	8.4%	1,288,548	13.4%	39,953	7.1%
Texas	1,236,437	16.5%	465,357	4.9%	42,364	7.5%
Total	$7,481,796	100.0%	$9,588,230	100.0%	$564,914	100.0%

(1)	Includes loans held for investment and acquired loans
(2)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2015, Trustmark operated through three operating segments: General Banking Division, Insurance Division and Wealth Management Division.  During 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as a result of a change in supervision of this group for segment reporting purposes.  Prior period amounts presented below include reclassifications to conform to the current period presentation.  The table below presents a summary of segment financial data for each segment for the last three years, and for the year ended December 31, 2013, reflects the consummation of Trustmark’s merger with BancTrust on February 15, 2013 ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
General Banking
Net interest income	$391,092	$404,214	$387,586
Provision for loan losses, net	11,800	7,382	(7,382)
Noninterest income	105,477	107,457	113,571
Net income	106,738	114,870	109,009
Average assets	12,196,144	11,957,761	11,463,945

Wealth Management
Net interest income	$337	$851	$582
Noninterest income	31,245	32,209	29,446
Net income	3,850	4,222	3,561
Average assets	4,034	1,821	148

Insurance
Net interest income	$336	$271	$319
Noninterest income	36,427	33,476	30,842
Net income	5,450	4,470	4,490
Average assets	70,017	68,448	66,876

For more information on Trustmark’s operating segments, please see the section captioned “Results of Segment Operations” in Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 - Segment Information included in Part II. Item 8. - Financial Statements and Supplementary Data – of this report.

Overview of Lending Business

Trustmark categorizes loans on its balance sheet into four categories.  These categories are described in more detail in Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data – of this report.

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

LHFI and LHFS Secured by Residential Properties – Residential real estate loans consist of first and junior liens on residential properties that are extended in the geographic markets in which Trustmark operates as well as mortgage products, originated and purchased, that are underwritten to secondary market standards.  Credit underwriting standards include verification of income, valuation of collateral and evaluation of the borrower’s credit history and repayment capacity.  Portfolio performance is continuously evaluated through updated credit bureau scores and monitoring of repayment performance.

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

Commercial and Industrial LHFI – Commercial loans (other than commercial loans related to real estate assets, which are summarized above) are made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets and term financing for those within Trustmark’s geographic markets.  Trustmark’s credit underwriting process for commercial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.  Credit risk within the commercial loan portfolio is managed through adherence to specific commercial lending policies and internally established lending authorities, diversification within the portfolio and monitoring of the portfolio on a continuing basis.

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

Other LHFI – Other loans primarily consist of loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries, loans to state and political subdivisions, and loans to non-profit and charitable organizations.  These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan.

Similar to commercial and industrial loans, inherent risk in other loans can arise due to fluctuations in borrowers’ financial condition, deterioration in collateral values and changes in market and economic conditions.  Loans to state and political subdivisions have the added inherent risk of being somewhat dependent on the ability and capacity of those entities to generate tax and other revenues to repay the loans.  Loans to non-profit and charitable organizations are dependent on those organizations’ ability to generate revenues through their fundraising efforts and other forms of financial support, which can be susceptible to economic downturns.

Recent Economic and Industry Developments

The economy showed moderate signs of improvement in 2015, particularly in the second half of the year; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices, slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding anticipated further tightening of the monetary policy by the Board of Governors of the Federal Reserve System (FRB).  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the January 2016 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest pace during the reporting period, and noted growth in lending activity and improvement in loan quality, as well as improvements in both the residential and commercial real estate markets and modest growth in consumer spending.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting improved sales and positive outlooks for the near term, with the exception of the energy sector.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions) and the Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), also reported increased loan demand, improvements in residential and commercial real estate activity and increased commercial construction.  However, the Federal Reserve’s Sixth District also reported inconsistency in commercial real estate growth noting that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported a decline in housing demand and continued weakness in Houston, increased delinquencies in loans to oil and gas companies as a result of weakness in the energy sector, depressed demand for oilfield services as drilling activity declined, and continued deterioration in the financial positions of many oil-related firms.  The Federal Reserve’s Eleventh District also reported a slight decline in economic outlooks for 2016 due to the negative outlook for the energy sector as oil prices are anticipated to remain low for the foreseeable future as well as broader uncertainty surrounding regulation and global economic developments.

In December 2015, the FRB increased the target range for the federal funds rate for the first time in over seven years.  The FRB also indicated that it may further increase rates on a gradual basis through 2016, depending on economic conditions.  It is not possible to predict the timing or amount of any such additional increases.  Low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as older, higher-yielding assets that mature or default and can only be replaced with lower-yielding instruments.

For additional discussion of the impact of the current economic environment on the financial condition and results of operations of Trustmark and its subsidiaries, see Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of this report.

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

At June 30, 2015, Trustmark’s deposit market share ranked within the top three positions in 62% of the 52 counties served and within the top five positions in 75% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2015.  The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the sections captioned “Description of Business” and “Geographic Information” above).

State	Deposit Market Share
Alabama	1.45%
Florida	0.12%
Mississippi	13.85%
Tennessee	0.45%
Texas	0.06%

Services provided by the Wealth Management Division face competition from many national, regional and local financial institutions.  Companies that offer broad services similar to those provided by Trustmark, such as other banks, trust companies and full service brokerage firms, as well as companies that specialize in particular services offered by Trustmark, such as investment advisors and mutual fund providers, all compete with Trustmark’s Wealth Management Division.

Trustmark’s insurance subsidiary faces competition from local, regional and national insurance companies, independent insurance agencies as well as from other financial institutions offering insurance products.

Trustmark’s ability to compete effectively is a result of providing customers with desired products and services in a convenient and cost effective manner.  Customers for commercial, consumer and mortgage banking as well as wealth management and insurance services are influenced by convenience, quality of service, personal contacts, availability of products and services and competitive pricing.  Trustmark continually reviews its products, locations, alternative delivery channels, and pricing strategies to maintain and enhance its competitive position.  While Trustmark’s position varies by market, Management believes it can compete effectively as a result of the quality of Trustmark’s products and services, local market knowledge and awareness of customer needs.

Supervision and Regulation

The following discussion sets forth material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides specific information relevant to Trustmark.  The discussion is a summary of detailed statutes, regulations and policies.  The descriptions are not intended to be complete summaries of the statutes, regulations and policies referenced therein.  Such statutes, regulations and policies are continually under the review of the United States Congress and state legislatures as well as federal and state regulatory agencies.  A change in statutes, regulations or policies could have a material impact on the business of Trustmark and its subsidiaries.

Regulation of Trustmark

Trustmark is a registered bank holding company under the Bank Holding Company Act of 1956 (BHC Act).  Trustmark and its nonbank subsidiaries are therefore subject to the supervision, examination and reporting requirements of the BHC Act, the Federal Deposit Insurance Act (FDI Act), the regulations of the FRB and certain of the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

Federal Oversight Over Mergers and Acquisitions, Investments and Branching

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

The BHC Act also requires FRB approval for a bank holding company’s acquisition of a company that is not an insured depository institution.  Bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking.  The FRB must generally consider whether performance of the activity by a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The FRB has express statutory authority to also consider the “risk to the stability of the United States banking or financial system” when reviewing the acquisition of such a company by a bank holding company.

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) permits Trustmark to acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit-percentage, aging requirements, and other restrictions.  The Riegle-Neal Act also generally permits national and state-chartered banks to branch interstate through acquisitions of banks in other states.  Bank holding companies must be well-capitalized and well-managed to obtain federal bank regulatory approval of an interstate acquisition without regard to state law prohibiting the transaction.

Under provisions of the BHC Act referred to as the “Volcker Rule,” limitations are placed on the ability of insured depository institutions, insured depository institution holding companies and their affiliates (“Banking Entities”) to acquire or retain ownership interests in, or act as sponsor to, certain investment funds, including hedge funds and private equity funds.  The Volcker Rule also places restrictions on proprietary trading by a Banking Entity.

The Office of the Comptroller of the Currency (OCC) has the authority to approve applications by national banks to establish de novo branches in states other than the bank’s home state if the law of the State in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a State bank chartered by such State.

Source of Strength

Under the FDI Act, Trustmark is expected to act as a source of financial and managerial strength to TNB.  Under this policy, a bank holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it.

Capital Adequacy

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal bank regulatory agencies.  Capital adequacy regulations and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.  United States capital regulations were substantially revised in 2013 as a result of changes in the Dodd-Frank Act and the

Basel Committee on Banking Supervision’s December 2010 final capital framework, referred to as “Basel III.”  The FRB and the OCC, the primary regulators of Trustmark and TNB, respectively, have substantially similar risk-based capital ratio and leverage ratio requirements.

Under capital requirements applicable to Trustmark and TNB as of January 1, 2015, Trustmark and TNB are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%, which will be fully phased in by January 1, 2019), a Tier 1 capital to risk-weighted assets ratio of 8.5% (a minimum of 6.0% plus a phased-in capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a phased-in capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of 4.0%.   In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by the OCC to meet and maintain a specific capital level for any capital measure.

For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank level, is classified in one of three tiers depending on the “quality” and loss-absorbing features of the capital instrument.  Common equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments.  Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus) and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008.  Newly issued trust preferred securities and cumulative perpetual preferred stock may not be included in Tier 1 capital.  However, smaller depository institution holding companies (those with assets less than $15 billion as of year-end 2009) and most mutual holding companies are allowed to continue to count as Tier 1 capital most outstanding trust preferred securities and other non-qualifying securities that were issued prior to May 19, 2010 (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments) rather than phasing such securities out of regulatory capital.  Trustmark currently has outstanding trust preferred securities that is permitted to continue to count as Tier 1 capital up to the regulatory limit.  Total capital is comprised of Tier 1 capital and Tier 2 capital, which includes certain subordinated debt with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for loan losses.  Newly issued trust preferred securities and cumulative perpetual preferred stock generally may be included in Tier 2 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of a bankruptcy, insolvency, or receivership of the issuer.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The FDI Act identifies five capital categories for insured depository institutions.  These include well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An insured depository institution is subject to differential regulation corresponding to the capital category within which the institution falls.  The FDI Act requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject an insured depository institution to capital raising requirements. In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company, if the institution would thereafter be undercapitalized.  In addition, the FDI Act requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against an insured depository institution that does not meet such standards.

An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.  The capital conservation buffer is being phased in until January 1, 2019.

At December 31, 2015, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.57%, 13.21% and 14.07% of its total risk-weighted assets, respectively.  At December 31, 2015, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 13.00%, 13.00% and 13.86% of its total risk-weighted assets, respectively.  At December 31, 2015, the leverage ratios for Trustmark and TNB were 10.03% and 9.89%, respectively.  As of December 31, 2015, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.

Stress Testing

Bank holding companies and national banks with average total consolidated assets between $10 billion and $50 billion must conduct annual company-run stress tests using data as of September 30 of each year under one base and at least two stress scenarios as provided by the FRB.  Stress test results must be provided to the FRB and OCC by March 31 of the following year.  Trustmark has been subject to these stress test requirements since September 2014, and was required to make its first filing with regulators during March 2015.  On June 15, 2015, Trustmark and TNB released the results of their annual company-run stress tests conducted in accordance with FRB and OCC regulations.

Beginning with the January 1, 2016 annual stress test cycle, institutions with total consolidated assets between $10 billion and $50 billion (which will include Trustmark and TNB) must conduct their stress tests using data as of December 31 of the preceding year, provide results to the FRB by July 31 of each year and publicly disclose results in October of each year.

Trustmark anticipates that the capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Anti-Money Laundering Initiatives and Sanctions Compliance

Trustmark and TNB are subject to extensive regulations aimed at combatting money laundering and terrorist financing.  The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  United States Department of the Treasury regulations implementing the USA Patriot Act impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  OFAC administers and enforces applicable economic and trade sanctions programs.  These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction. These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals.  Trustmark maintains policies, procedures and other internal controls designed to comply with these sanctions programs.

Other Federal Regulation of Trustmark

In addition to being regulated as a bank holding company, Trustmark is subject to regulation by the State of Mississippi under its general business corporation laws.  Trustmark is also subject to the disclosure and other regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, as administered by the SEC.

Regulation of TNB

TNB is a national bank and, as such, is subject to extensive regulation by the OCC and, to a lesser extent, by the FDIC.  In addition, as a large provider of consumer financial services, TNB is subject to regulation, supervision and examination by the Consumer Financial Protection Bureau (CFPB).  Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services.  TNB is subject to supervision, examination and reporting requirements under the National Bank Act, the Federal Reserve Act, the FDI Act, regulations of the OCC and certain of the requirements imposed by the Dodd-Frank Act.  Trustmark and TNB are also subject to a wide range of consumer protection laws and regulations.

Restrictions on Lending, Insider Transactions and Affiliate Transactions

National banks are limited in the amounts they may lend to one borrower and the amount they may lend to insiders.  These single counterparty and insider lending limits extend to loans, derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions.  In addition, the FDI Act imposes restrictions on insured depository institutions’ purchases of assets from insiders.

Sections 23A and 23B of the Federal Reserve Act establish parameters for an insured bank to conduct “covered transactions” with its affiliates, generally (i) limiting the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of the bank’s capital stock and surplus, and limiting the aggregate of all such transactions with all affiliates to an amount equal to 20 percent of the bank’s capital stock and surplus, and (ii) requiring that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate.  In addition, an insured bank’s loans to affiliates must be fully collateralized.  The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate and several other types of transactions.

Payment of Dividends

The principal source of Trustmark’s cash revenues is dividends from TNB.  There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Under the National Bank Act, approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2016 approximately $114.3 million plus its net income for that year to pay to Trustmark as dividends.  Also under the National Bank Act, TNB may not pay any dividends in excess of undivided profits (retained earnings).  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.  Moreover, an institution’s failure to exceed the capital conservation buffer set forth in the capital rules with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.

CFPB

The Dodd-Frank Act established the CFPB within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  The CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions and their affiliates.  An insured depository institution is deemed “very large” if it reports assets of more than $10 billion in its quarterly Call Report for four consecutive quarters.  The CFPB has near exclusive supervision authority, including examination authority, over these “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.   The CFPB has broad authority to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive. The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as us.  TNB’s total assets were $12.677 billion at December 31, 2015, and $12.249 billion at December 31, 2014, and therefore, TNB is subject to CFPB supervision.

State Laws and Other Federal Oversight

Banking organizations are subject to numerous laws and regulations intended to protect consumers in addition to those discussed above. These laws include, among others:, the Truth in Lending Act (TILA); Truth in Savings Act; Electronic Funds Transfer Act (EFTA); Expedited Funds Availability Act; Equal Credit Opportunity Act; Fair and Accurate Credit Transactions Act; Fair Housing Act; Fair Credit Reporting Act; Fair Debt Collection Act; Gramm-Leach-Bliley Act; Home Mortgage Disclosure Act; Right to Financial Privacy Act; Real Estate Settlement Procedures Act; laws regarding unfair and deceptive acts and practices; and usury laws.

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. While TNB’s activities are governed primarily by federal law, the Dodd-Frank Act potentially narrowed National Bank Act preemption of state consumer financial laws, thereby making TNB and other national banks potentially subject to increased state regulation.  The Dodd-Frank Act also codified the Supreme Court’s decision in Cuomo v. Clearing House Association.  As a result, State Attorneys General may enforce in a court action “an applicable law” against federally-chartered depository institutions like TNB.  In addition, under the Dodd-Frank Act, State Attorneys General are authorized to bring civil actions against federally-chartered institutions, like TNB, to enforce regulations prescribed by the CFPB or to secure other remedies.

Finally, the Dodd-Frank Act potentially expanded state regulation over banks by eliminating National Bank Act preemption for national bank operating subsidiaries, including operating subsidiaries of TNB.

Mortgage Regulation

The Dodd-Frank Act imposed new standards for mortgage loan originations on lenders.  The statute amended TILA to restrict the payment of fees to real-estate mortgage originators.  Furthermore, the statute amended TILA to impose minimum underwriting standards on real-estate mortgage creditors (including nonbanks as well as bank creditors) and verifications to check borrowers’ income and their ability to pay.

Financial Privacy Laws

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLB Act) imposed requirements related to the privacy of customer financial information. In accordance with the GLB Act, federal bank regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  Trustmark recognizes the need for its customers’ privacy.

Debit Interchange Regulation

The FRB has issued rules under the EFTA, as amended by the Dodd-Frank Act, to limit interchange fees that an issuer may receive or charge for an electronic debit card transaction.  Under the FRB’s rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB’s rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.

Issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  At the December 31, 2013 annual measurement date, Trustmark had assets greater than $10.0 billion; and, therefore, was required to comply with the debit card interchange fee standards by July 1, 2014.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF.  The FDIC uses a risk based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (the CAMELS component rating).  The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk.  For Risk Category I institutions, including TNB, assessment rates are determined from a combination of financial ratios and CAMELS component ratings.  The minimum annualized assessment rate for Risk Category I institutions during 2015 was 2.5 basis points with the maximum rate being 9.0 basis points.  Assessment rates for institutions in Risk Category I may vary within this range depending upon changes in CAMELS component ratings and financial ratios.

The Dodd-Frank Act imposes a new deposit insurance assessment base for an insured depository institution equal to the institution’s total assets minus the sum of (1) its average tangible equity during the assessment period, and (2) any additional amount the FDIC determines is warranted for custodial and banker’s banks.  The minimum reserve ratio increased to 1.35 percent of estimated annual insured deposits or assessment base.  On October 22, 2015, the FDIC issued a proposed rule that would increase the DIF to the required reserve ratio level of 1.35 percent by imposing on banks with at least $10 billion in assets, such as TNB, a surcharge of 4.5 cents per $100 of their assessment base, after making certain adjustments.  As proposed, the deposit insurance surcharge combined with the adjusted assessment base will be less than that which is currently levied upon TNB.  It is, of course, possible that the final rule could adopt a higher surcharge.

The Dodd-Frank Act permanently increased the deposit insurance level to $250,000 per depositor for each insured depository institution.

In 2015, TNB’s expenses related to deposit insurance premiums totaled $10.1 million.  In addition, TNB also paid approximately $653 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2017 through 2019.  For the quarter ended December 31, 2015, the FICO assessment rate was equal to 0.58 basis points.

TNB Subsidiaries

TNB’s nonbanking subsidiaries are subject to a variety of state and federal laws and regulations.  TIA, a registered investment adviser, is subject to regulation by the SEC under the Investment Advisers Act of 1940 and by the State of Mississippi. FBBI is subject to the insurance laws and regulations of the states in which its divisions are active.  SCC is subject to the supervision and regulation of the CDFI Fund and the State of Mississippi.

The GLB Act authorizes national banks to own or control a “financial subsidiary” that engages in activities that are not permissible for national banks to engage in directly.  The GLB Act contains a number of provisions dealing with insurance activities by bank subsidiaries.  Generally, the GLB Act affirms the role of the states in regulating insurance activities, including the insurance activities of financial subsidiaries of banks, but the GLB Act also preempts certain state laws.  As a result of the GLB Act, TNB elected for predecessor subsidiaries that now constitute FBBI to become financial subsidiaries.  This enables FBBI to engage in insurance agency activities at any location.

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

Employees

At December 31, 2015, Trustmark employed 2,941 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark (the Registrant) and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Daniel A. Grafton, 68

Trustmark Corporation

Chairman of the Board since May 2011

Trustmark National Bank

Chairman of the Board since May 2011

Gerard R. Host, 61

Trustmark Corporation

President and Chief Executive Officer since January 2011

Trustmark National Bank

President and Chief Executive Officer since January 2011

President and Chief Operating Officer from March 2008 to January 2011

Louis E. Greer, 61

Trustmark Corporation

Treasurer and Principal Financial Officer since January 2007

Trustmark National Bank

Executive Vice President and Chief Financial Officer since February 2007

Granville Tate, Jr., 59

Trustmark Corporation

Secretary since December 2015

Trustmark National Bank

General Counsel since December 2015

Brunini, Grantham, Grower & Hewes, PLLC

Partner from January 2010 to December 2015

Board of Directors from January 2010 to November 2015

Chairman of the Board of Directors from January 2010 to May 2015

Duane A. Dewey, 57

Trustmark National Bank

President – Corporate Banking since September 2011

Executive Vice President and Corporate Banking Manager from September 2008 to September 2011

George C. Gunn, 64

Trustmark National Bank

Executive Vice President and Real Estate Banking Manager since September 2008

Robert Barry Harvey, 56

Trustmark National Bank

Executive Vice President and Chief Credit Officer since March 2010

Donald Glynn Ingram, 64

Trustmark National Bank

Executive Vice President and Chief Information Officer since September 2008

James M. Outlaw, Jr., 62

Trustmark National Bank

Executive Vice President and Chief Administrative Officer since August 2014

President and Chief Operating Officer – Texas from August 2006 to August 2014

Thomas C. Owens, 51

Trustmark National Bank

Executive Vice President and Bank Treasurer since September 2013

Webster Financial Corporation – Waterbury, Connecticut

Assistant Treasurer – Asset Liability Management from 2008 to September 2013

Douglas H. Ralston, 51

Trustmark National Bank

President – Wealth Management since November 2009

President – Trustmark Investment Advisors since June 2002

W. Arthur Stevens, 51

Trustmark National Bank

President – Retail Banking since September 2011

President – Mississippi Region from September 2008 to September 2011

Breck W. Tyler, 57

Trustmark National Bank

President – Mortgage Services since March 2012

Executive Vice President and Mortgage Services Manager from June 2006 to March 2012

Chester A. (Buddy) Wood, Jr., 67

Trustmark National Bank

Executive Vice President and Chief Risk Officer since February 2007

C. Scott Woods, 59

Trustmark National Bank

President – Insurance Services since March 2012

Executive Vice President and Insurance Services Manager from June 2006 to March 2012

ITEM 1A.	RISK FACTORS

Trustmark and its subsidiaries could be adversely impacted by various risks and uncertainties, which are difficult to predict.  As a financial institution, Trustmark has significant exposure to market risks, including interest rate risk, liquidity risk and credit risk.  This section includes a description of the risks, uncertainties and assumptions identified by Management that could, individually or in combination, materially affect Trustmark’s financial condition and results of operations, as well as the value of Trustmark’s financial instruments in general, and Trustmark common stock, in particular.  Additional risks and uncertainties that Management currently deems immaterial or is unaware of may also impair Trustmark’s financial condition and results of operations.  This report is qualified in its entirety by the risk factors that are identified below.

Trustmark’s largest source of revenue (net interest income) is subject to interest rate risk.

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings.  Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  While the FRB has recently raised the target range for the federal funds rate by 25 basis points, and is signaling its intent to gradually raise rates further in the future, it is not possible to predict the timing, amount or even direction of any further changes to the federal funds rate.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2015, estimated that in the event of a hypothetical 200 basis point and 100 basis point increase in interest rates, net interest income may decrease 0.5% and 0.3%, respectively.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2015, it is estimated net interest income may decrease by 6.7%.

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

Trustmark utilizes derivative contracts to hedge mortgage servicing rights (MSR) in order to offset changes in fair value resulting from changes in interest rate environments.  In spite of Trustmark’s due diligence in regard to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective, which could adversely affect Trustmark’s financial condition or results of operations.  Risks associated with these strategies include the risk that counterparties in any such derivative and other hedging transactions may not perform; the risk that these hedging strategies rely on Management’s assumptions and projections regarding these assets and general market factors, including prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, and that these assumptions and projections may prove to be incorrect; the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates, prepayment speeds or other forecasted inputs to the hedging model; and the risk that the models used to forecast the effectiveness of hedging instruments may project expectations that differ from actual results.  In addition, increased regulation of the derivative markets may increase the cost to Trustmark to implement and maintain an effective hedging strategy.

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

The economy showed moderate signs of improvement in 2015, particularly in the second half of the year; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices, slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding anticipated further tightening of monetary policy by the FRB.  The U.S. and European economies and financial markets tend to be closely associated, and therefore significant weakness in Europe would likely dampen domestic growth prospects during 2016. While domestic demand for loans has improved, particularly for commercial loans, further meaningful gains will depend on sustained economic growth.  Strategic risk, including threats to business models from low rates and sluggish economic growth, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenues and effectively managing the costs of compliance.

The FRB has recently increased the target range for the federal funds rate for the first time in over seven years.  The FRB also indicated that it may further increase rates on a gradual basis through 2016, depending on economic conditions.  Low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as older, higher-yielding assets that mature or default and can only be replaced with lower-yielding instruments.  In addition, Management must protect against an increased vulnerability to rapidly changing rates in coming years in the event the current low-rate environment is replaced by a more volatile environment, which could increase exposure to reduced revenues from tighter margins.

Despite recent optimism resulting from stabilization in the housing sector, improvement of unemployment data and credit quality improvement, Trustmark does not assume that the uncertain conditions in the economy will improve significantly in the near future.  A further weakened economy could affect Trustmark in a variety of substantial and unpredictable ways.  In particular, Trustmark may face the following risks in connection with these events:

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

•

Management’s ability to measure the fair value of Trustmark’s assets could be adversely affected by market disruptions that could make valuation of assets more difficult and subjective.  If Management determines that a significant portion of its assets have values that are significantly below their recorded carrying value, Trustmark could recognize a material charge to earnings in the quarter during which such determination was made, Trustmark’s capital ratios would be adversely affected by any such charge, and a rating agency might downgrade Trustmark’s credit rating or put Trustmark on credit watch.

•

The price per barrel of crude oil continued to decline during 2015 and dropped below $30 during January 2016.  As of December 31, 2015, energy-related LHFI represented approximately 3.0% of Trustmark’s total LHFI portfolio, and consisted principally of loans within the oilfield services and midstream segments.  Additionally, as of December 31, 2015, Trustmark had no energy-related LHFI classified as nonperforming or nonaccrual.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Nonetheless, if oil prices remain at low levels for an extended period, Trustmark could experience weaker energy-related loan demand or increased losses within its energy-related LHFI portfolio.

It is difficult to predict the extent to which these challenging economic conditions will persist or whether recent progress in the economic recovery will instead shift to the potential for further decline.  If the economy does weaken in the future, it is uncertain how Trustmark’s business would be affected and whether Trustmark would be able successfully to mitigate any such effects on its business.  Accordingly, these factors in the United States (and, indirectly, global) economy could have a material adverse effect on Trustmark’s financial condition and results of operations.

Trustmark is subject to lending risk, which could impact the adequacy of the allowance for loan losses and results of operations.

There are inherent risks associated with Trustmark’s lending activities.  While the housing and real estate markets have shown continued improvement, they remain at depressed levels.  If trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if the

United States economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect, or be required to, to make further increases in its provision for loan losses in the future, particularly if economic conditions deteriorate.

Trustmark is subject to liquidity risk, which could disrupt its ability to meet its financial obligations.

Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ or when assets cannot be liquidated at fair market value as needed.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, the Federal Reserve Discount Window and Federal Home Loan Bank (FHLB) advances.  Any significant restriction or disruption of Trustmark’s ability to obtain funding from these or other sources could have a negative effect on Trustmark’s ability to satisfy its current and future financial obligations, which could materially affect Trustmark’s financial condition or results of operations.

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

Trustmark, primarily through TNB and certain non-bank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders.  These regulations and supervisory guidance affect Trustmark’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes.  Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation or statutes, regulations, policies and supervisory guidance, could affect Trustmark in substantial and unpredictable ways.  Such changes could subject Trustmark to additional costs, limit the types of financial services and products Trustmark may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputation damage.  In this regard, government authorities, including bank regulatory agencies, are pursuing aggressive enforcement agendas with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures.  Any of the foregoing could have a material adverse effect on Trustmark’s financial condition or results of operations.

Trustmark will be subject to increasingly stringent capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III.  The FRB, OCC, and FDIC issued final rules establishing regulatory capital requirements consistent with Basel III and implementing the capital requirements in the Dodd-Frank Act in July 2013.  These capital rules require, among other things, a minimum common equity Tier 1 capital ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, effectively establishing a minimum common equity Tier 1 ratio of 7%.  In addition, the capital rules increased the minimum Tier 1 capital requirement from 4% to 6% of risk-weighted assets.  The capital rules also specify that a bank with a capital conservation buffer that does not exceed 2.5% shall face limitations on capital distributions and bonus payments to executives.

The capital rules also include stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital.  For instance, the rules effectively disallow newly-issued trust preferred securities to be a component of a holding company’s Tier 1 capital.  Trustmark will continue to count $60.0 million in outstanding trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the capital rules.

Trustmark and TNB were required to comply with the revised capital rules beginning January 1, 2015.  Certain of the requirements of the revised capital rules, such as the capital conservation buffer, will be phased in until January 1, 2019.  Once the revised capital requirements are fully phased in, it is expected that Trustmark and TNB will be required to hold a greater amount of capital and a greater amount of common equity than they were previously required to hold.  Management does not expect the capital rules to have a significant impact on Trustmark or TNB; however, Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.

Unfavorable results from ongoing stress test analyses conducted on Trustmark and TNB may adversely affect Trustmark’s ability to approve, declare and pay dividends to shareholders or compete for new business opportunities.

The FRB and OCC require Trustmark and TNB to perform periodic stress tests and analysis to evaluate their ability to absorb losses in various economic and financial scenarios.  This stress test analysis uses three economic and financial scenarios generated by the FRB and OCC, including baseline, adverse and severely adverse scenarios.  Trustmark and TNB are required to make certain assumptions in modeling future performance and must support these assumptions through statistical analysis and observed market behavior where applicable.  Results of the stress tests and analysis performed by Trustmark and TNB must be submitted to the FRB and the OCC annually to be used in the regulators’ analysis.

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

Trustmark relies on quantitative models to measure risks and to estimate certain financial values.  Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, conducting capital stress testing, calculating regulatory capital levels and estimating the fair value of financial instruments and balance sheet items.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If models for determining interest rate risk and asset-liability management are inadequate, Trustmark may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If models for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs.  If models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Trustmark could realize upon sale or settlement of such financial instruments.  Any such failure in the analytical or forecasting models could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

When Trustmark consummates an acquisition, a portion of the purchase price is generally allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2015, goodwill and other identifiable intangible assets were $393.7 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2015 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2015, Trustmark held $78.8 million of other real estate, compared to $98.6 million at December 31, 2014.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators.  As of December 31, 2015, gross unrealized losses on temporarily impaired securities totaled $20.3 million.  Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary.  If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

If Trustmark is required to repurchase a significant number of mortgage loans that it had previously sold, such repurchases could negatively affect earnings.

One of Trustmark’s primary business operations is mortgage banking under which residential mortgage loans are sold in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans.  Trustmark may be required to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the anticipated economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties.  Generally, putback requests may be made until the loan is paid in full.  However, mortgage loans delivered to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Lending and Selling Representations and Warranties Framework updated in May 2014, which provides certain instances in which FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties, such as payment history and quality control review.

Trustmark operates in a highly competitive financial services industry.

Trustmark faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have greater financial resources.  Such competitors primarily include national and regional banks, as well as community banks within the various markets in which Trustmark operates.  At this time, major international banks do not compete directly with Trustmark in its markets, although they may do so in the future.  Trustmark also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

Trustmark seeks merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services, and Trustmark will likely continue to seek to acquire such businesses in the future.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to Trustmark’s business, potential diversion of Trustmark’s Management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company.  Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of Trustmark’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Trustmark’s financial condition or results of operations.

In addition, the acquisition of an insured depository institution that subsequently fails could significantly adversely affect an affiliated insured depository institution.  Under cross-guarantee provisions of the FDI Act, the FDIC may recoup losses to the DIF by assessing a claim against insured depository institutions under common control for losses caused by the failure of an affiliated insured depository institution.

The soundness of other financial institutions could adversely affect Trustmark.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or questions or rumors about, one or more financial services institutions or the financial services industry in general, could lead to market-wide liquidity problems, which could, in turn, lead to defaults or losses by Trustmark and by other institutions.  Trustmark has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, mutual funds, and other institutional clients.  Many of these transactions expose Trustmark to credit risk in the event of default of its counterparty or client.  In addition, Trustmark’s credit risk may be exacerbated when the collateral it holds cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure owed to Trustmark.  Losses related to these credit risks could materially and adversely affect Trustmark’s results of operations.

Trustmark may experience disruptions of its operating systems or breaches in its information system security.

Trustmark is dependent upon communications and information systems to conduct business as such systems are used to manage virtually all aspects of Trustmark’s business.  Trustmark’s operations rely on the secure processing, storage and transmission of confidential and other information within its computer systems and networks.  Trustmark has taken protective measures, which are continuously monitored and modified as warranted; however, Trustmark’s computer systems, software and networks may fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond Trustmark’s control. There could be sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters; and events arising from local or larger scale political or social matters, including terrorist acts. Further, Trustmark’s operational and security systems and infrastructure may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious codes and cyber-attacks that could affect their information system security.  If one or more of these events were to occur, Trustmark’s or its customers’ confidential and other information would be jeopardized, or such an event could cause interruptions or malfunctions in Trustmark’s or its customers’ or counterparties’ operations.  Trustmark may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures in its computer systems and networks, and Trustmark may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by Trustmark.  Any such losses, which may be difficult to detect, could adversely affect Trustmark’s financial condition or results of operations.  In addition, the occurrence of such a loss could expose Trustmark to reputational risk, the loss of customer business and additional regulatory scrutiny.

Security breaches in Trustmark’s internet and mobile banking activities (myTrustmarkSM) could further expose Trustmark to possible liability and reputational risk.  Any compromise in security could deter customers from using Trustmark’s internet and mobile banking services that involve the transmission of confidential information.  Trustmark relies on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data.  However, these precautions may not protect Trustmark’s systems from compromise or breaches of security, which could result in significant legal liability and significant damage to Trustmark’s reputation and business.

Trustmark relies upon certain third-party vendors to provide products and services necessary to maintain day-to-day operations.  Accordingly, Trustmark’s operations are exposed to the risk that these vendors might not perform in accordance with applicable contractual arrangements or service level agreements or that the security of the third-party vendors’ computer systems, software and networks may be vulnerable to compromises that could impact information system security.  Trustmark maintains a system of policies and procedures designed to monitor vendor risks.  While Trustmark believes these policies and procedures effectively mitigate risk, the failure of an external vendor to perform in accordance with applicable contractual arrangements or service level agreements or any compromise in the security of an external vendor’s information systems could be disruptive to Trustmark’s operations, which could have a material adverse effect on its financial condition or results of operations.

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

Trustmark regularly uses third-party service providers and subcontractors as part of its business.  Trustmark also has substantial ongoing business relationships with partners and other third-parties, and relies on certain third-parties to provide products and services necessary to maintain day-to-day operations.  These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, the OCC and the FDIC.  Like all of its peers, Trustmark is required to enhance its due diligence, ongoing monitoring and control over third-party service providers and subcontractors and other ongoing third-party business relationships.  Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships.  Trustmark maintains a system of policies and procedures designed to ensure adequate due diligence is performed and to monitor vendor risks.  While Trustmark believes these policies and procedures effectively mitigate risk, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

Trustmark’s controls and procedures may fail or be circumvented.

Trustmark’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures are based in part on assumptions, and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Trustmark’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Trustmark’s business, financial condition and results of operations.

The stock price of financial institutions, like Trustmark, can be volatile.

The volatility in the stock prices of companies in the financial services industry, such as Trustmark, may make it more difficult for shareholders to resell Trustmark common stock at attractive prices in a timely manner.  Trustmark’s stock price can fluctuate significantly in response to a variety of factors, including factors affecting the financial industry as a whole.  The factors affecting financial stocks generally and Trustmark’s stock price in particular include:

•	actual or anticipated variations in earnings;
•	changes in analysts’ recommendations or projections;
•	operating and stock performance of other companies deemed to be peers;
•	perception in the marketplace regarding Trustmark, its competitors and/or the industry as a whole;
•	significant acquisitions or business combinations involving Trustmark or its competitors;
•	provisions in Trustmark’s by-laws and articles of incorporation that may discourage takeover attempts, which may make Trustmark less attractive to a potential purchaser;
•	changes in government regulation;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions; and
•	volatility affecting the financial markets in general.

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

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  The recent economic recession resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards may result in changes to GAAP.  Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition or results of operations.

Trustmark may not be able to attract or retain key employees.

Trustmark’s success depends substantially on its ability to attract and retain skilled, experienced personnel.  Competition for qualified candidates in the activities and markets that Trustmark serves is intense.  While Trustmark invests significantly in the training and developments of its employees, it is possible that Trustmark may not be able to retain key employees.  If Trustmark were unable to retain its most qualified employees, its performance and competitive positioning could be materially adversely affected.

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

Trustmark may be subject to increased claims and litigation, which could result in legal liability and reputational damage.

Trustmark has been named from time to time as a defendant in litigation relating to its businesses and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders.

Substantial legal liability against Trustmark, including its subsidiaries, could materially adversely affect Trustmark’s business, financial condition or results of operations, or cause significant harm to our reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB.  Approximately 235,000 square feet, or 89%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  As of December 31, 2015, Trustmark, through TNB, also operated 182 full-service branches, 18 limited-service branches and an ATM network, which included 182 ATMs at on-premise locations and 67 ATMs located at off-premise sites.  In addition, Trustmark’s Wealth Management Division utilized one off-site location, the Insurance Division utilized four off-site locations, the Mortgage Banking Group utilized four off-site locations, and the Insurance Division and Mortgage Banking Group together utilized one off-site location.  Trustmark leases 78 of its 277 locations with the remainder being owned.

ITEM 3.	LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline for the parties to complete briefing on class certification issues.  All parties have completed and filed briefing on the class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s fraudulent transfer claims.  The court denied the defendants’ motions to dismiss in all other regards.  On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for aiding, abetting, and participating in (i) violations of the Texas Securities Act and (ii) breaches of fiduciary duty.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC.  The Court has not yet ruled on the defendants’ motions to dismiss the SAC.

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

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages.

TNB has been named as a defendant in two separately filed but now consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints allege that the plaintiffs are vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs seek compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 9, 2015, the court granted TNB’s motion to add Mrs. Davis and Mr. W.K. Paine as cross-defendants.  Following a bench trial that concluded on January 20, 2016, the judge ordered the parties to enter into mandatory mediation.  On February 22, 2016, the mediator reported to the judge that the mediation had failed to resolve the matter.  The judge will next conduct a scheduling conference for a timeframe for the parties to submit findings of fact and conclusions of law to the court.  The judge will consider those submissions and then enter a ruling on the case at some point in the future.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested.  In accordance FASB Accounting Standards Codification (ASC) Topic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable. At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that a loss in any such proceeding is not both probable and reasonably estimable.  All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable.  In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution.  Management currently believes, however, based upon the advice of  legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2015 and 2014, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2015		2014
Sales Price Per Share	High	Low	High	Low
First quarter	$24.70	$21.05	$26.99	$22.36
Second quarter	25.55	23.27	25.94	22.35
Third quarter	25.46	21.95	25.09	22.50
Fourth quarter	26.04	21.98	25.13	22.39

Dividends Per Share	2015	2014
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23
Total	$0.92	$0.92

At January 31, 2016, there were approximately 4,001 registered shareholders of record and approximately 19,800 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data – of this report.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Banks – Regional – US index.  The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2010, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2010	2011	2012	2013	2014	2015
Trustmark	100.00	101.94	98.00	121.40	115.37	112.57
Morningstar Banks - Regional - US	100.00	90.02	106.94	148.37	159.97	167.70
NASDAQ	100.00	99.17	116.48	163.21	187.27	200.31

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2015 ($ in thousands, except per share data).  The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2015	2014	2013	2012	2011
Consolidated Statements of Income
Total interest income	$412,225	$426,882	$414,346	$371,659	$391,979
Total interest expense	20,460	21,546	25,859	30,669	43,036
Net interest income	391,765	405,336	388,487	340,990	348,943
Provision for loan losses, LHFI	8,375	1,211	(13,421)	6,766	29,704
Provision for loan losses, acquired loans	3,425	6,171	6,039	5,528	624
Noninterest income	173,149	173,142	173,859	175,189	159,854
Noninterest expense	401,662	409,005	415,731	344,502	329,850
Income before income taxes	151,452	162,091	153,997	159,383	148,619
Income taxes	35,414	38,529	36,937	42,100	41,778
Net Income	$116,038	$123,562	$117,060	$117,283	$106,841

Revenues (1)
Total revenue	$564,914	$578,478	$562,346	$516,179	$508,797

Per Share Data
Basic earnings per share	$1.72	$1.83	$1.75	$1.81	$1.67
Diluted earnings per share	1.71	1.83	1.75	1.81	1.66
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average equity	7.94%	8.83%	8.75%	9.30%	8.95%
Return on average tangible equity	11.36%	12.97%	13.09%	12.55%	12.25%
Return on average assets	0.95%	1.03%	1.02%	1.20%	1.11%
Net interest margin (fully taxable equivalent)	3.78%	4.03%	4.01%	4.09%	4.26%
Dividend payout ratio	53.49%	50.27%	52.57%	50.83%	55.09%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.15%	-0.03%	-0.02%	0.30%	0.56%
Provision for loan losses/average loans	0.12%	0.02%	-0.23%	0.11%	0.49%
Nonperforming loans/total loans (incl LHFS*)	0.76%	1.21%	1.10%	1.41%	1.82%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.81%	2.57%	2.84%	2.71%	3.08%
Allowance for loan losses/total loans (excl LHFS*)	0.95%	1.08%	1.15%	1.41%	1.53%

December 31,	2015	2014	2013	2012	2011
Consolidated Balance Sheets
Total assets	$12,678,896	$12,250,633	$11,790,383	$9,828,667	$9,727,007
Securities	3,533,240	3,545,252	3,362,882	2,699,933	2,526,698
Total loans (incl acquired loans and LHFS*)	7,641,985	7,131,074	6,752,256	5,984,304	6,150,841
Deposits	9,588,230	9,698,358	9,859,902	7,896,517	7,566,363
Shareholders' equity	1,473,057	1,419,940	1,354,953	1,287,369	1,215,037

Stock Performance
Market value - close	$23.04	$24.54	$26.84	$22.46	$24.29
Book value	21.80	21.04	20.11	19.86	18.94
Tangible book value	15.98	15.13	13.95	15.10	14.18

Capital Ratios
Total equity/total assets	11.62%	11.59%	11.49%	13.10%	12.49%
Tangible equity/tangible assets	8.79%	8.62%	8.26%	10.28%	9.66%
Tangible equity/risk-weighted assets	11.68%	12.17%	11.88%	14.56%	13.83%
Tier 1 leverage ratio	10.03%	9.63%	9.06%	10.97%	10.43%
Tier 1 common risk-based capital ratio - BASEL I	—	12.75%	12.21%	14.63%	13.90%
Common equity tier 1 capital ratio - BASEL III	12.57%	—	—	—	—
Tier 1 risk-based capital ratio	13.21%	13.47%	12.97%	15.53%	14.81%
Total risk-based capital ratio	14.07%	14.56%	14.18%	17.22%	16.67%

(1)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2015 and 2014 ($ in thousands, except per share data):

2015	1Q	2Q	3Q	4Q
Interest income	$102,431	$101,946	$102,769	$105,079
Interest expense	5,039	4,997	5,163	5,261
Net interest income	97,392	96,949	97,606	99,818
Provision for loan losses, LHFI	1,785	1,033	2,514	3,043
Provision for loan losses, acquired loans	347	825	1,256	997
Noninterest income	42,363	45,543	45,973	39,270
Noninterest expense	99,216	100,266	103,560	98,620
Income before income taxes	38,407	40,368	36,249	36,428
Income taxes	9,259	9,766	7,819	8,570
Net income	$29,148	$30,602	$28,430	$27,858
Earnings per share
Basic	$0.43	$0.45	$0.42	$0.41
Diluted	0.43	0.45	0.42	0.41

2014	1Q	2Q	3Q	4Q
Interest income	$100,708	$110,743	$111,440	$103,991
Interest expense	5,804	5,455	5,211	5,076
Net interest income	94,904	105,288	106,229	98,915
Provision for loan losses, LHFI	(805)	351	3,058	(1,393)
Provision for loan losses, acquired loans	63	3,784	1,145	1,179
Noninterest income	44,078	44,140	42,893	42,031
Noninterest expense	101,618	102,761	100,194	104,432
Income before income taxes	38,106	42,532	44,725	36,728
Income taxes	9,103	9,635	11,136	8,655
Net income	$29,003	$32,897	$33,589	$28,073
Earnings per share
Basic	$0.43	$0.49	$0.50	$0.42
Diluted	0.43	0.49	0.50	0.42

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Executive Overview

Trustmark continued to achieve solid financial results with total revenues of $139.1 million and $564.9 million for the three months and year ended December 31, 2015, respectively.  Trustmark continued to maintain and expand customer relationships across its lines of business as reflected by growth in the LHFI portfolio, which increased $641.9 million, or 10.0%, during 2015 primarily within the Alabama, Texas, Tennessee and Mississippi market regions, as well as growth in insurance commissions and mortgage loan production volumes.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Nonperforming assets declined 8.7% during the fourth quarter of 2015 and 22.9% for the full year 2015.  Net interest income excluding acquired loans increased 3.7% during 2015.  Trustmark’s capital position remained solid, with Trustmark and TNB continuing to meet regulatory well-capitalized standards, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark also continued the realignment of its retail delivery channels to enhance productivity and efficiency as well as promote additional revenue growth.  During the second quarter of 2015, Trustmark successfully introduced its new consumer mobile banking service, myTrustmarkSM, which has been well-received by its customers.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable March 15, 2016, to shareholders of record on March 1, 2016.

Financial Highlights

Trustmark reported net income of $27.9 million, or basic and diluted earnings per share (EPS) of $0.41, in the fourth quarter of 2015, compared to $28.1 million, or basic and diluted EPS of $0.42, in the fourth quarter of 2014.  The slight decline in net income when the fourth quarter of 2015 is compared to the same time period in 2014 was principally the result of an increase in the provision for loan losses, LHFI and a decline in total revenue, which is defined as net interest income plus noninterest income, which was mostly offset by a decrease in noninterest expense.  Trustmark’s performance during the quarter ended December 31, 2015, produced a return on average tangible equity of 10.61%, a return on average assets of 0.88%, an average equity to average assets ratio of 11.83% and a dividend payout ratio of 56.1%, compared to a return on average tangible equity of 11.40%, a return on average assets of 0.92%, an average equity to average assets ratio of 11.73% and a dividend payout ratio of 54.8% during the quarter ended December 31, 2014.

Revenue totaled $139.1 million for the quarter ended December 31, 2015 compared to $140.9 million for the quarter ended December 31, 2014, a decrease of $1.9 million, or 1.3%.  The decrease in total revenue for the fourth quarter of 2015 was principally the result of a $2.8 million, or 6.6%, decline in noninterest income, primarily due to a $1.6 million decrease in mortgage banking, net as a result of the net negative hedge ineffectiveness for the fourth quarter of 2015 and a $1.1 million decrease in other, net primarily as a result of a decrease in the amount of revenues received related to Trustmark’s non-qualified deferred compensation plan.

Noninterest expense for the fourth quarter of 2015 decreased $5.8 million, or 5.6%, when compared to the same time period in 2014, principally due to decreases in ORE/foreclosure expense and other expense.  The decrease in ORE/foreclosure expense was primarily the result of a decline in the provision for other real estate write-downs, an increase in the net gain on sale of other real estate and a decrease in other real estate tax expense.  The decrease in other expense was primarily due to declines in other miscellaneous expenses principally resulting from a legal reserve recorded during 2014 and decreases in customer related fraud losses and charitable contributions.

For the year ended December 31, 2015, Trustmark reported net income of $116.0 million, or basic and diluted EPS of $1.72 and $1.71, respectively, compared to $123.6 million, or basic and diluted EPS of $1.83, for the year ended December 31, 2014 and $117.1 million, or basic and diluted EPS of $1.75, for the year ended December 31, 2013.  The decline in net income when 2015 is compared to 2014 was principally the result of a decline in total revenue partially offset by a decrease in noninterest expense.  Trustmark’s performance for the year ended December 31, 2015, produced a return on average tangible equity of 11.36%, a return on average assets of 0.95% and a dividend payout ratio of 53.5%, compared to a return on average tangible equity of 12.97%, a return on average assets of 1.03% and a dividend payout ratio of 50.3% for the year ended December 31, 2014 and a return on average tangible equity of 13.09%, a return on average assets of 1.02% and a dividend payout ratio of 52.6% for the year ended December 31, 2013.  Trustmark’s average equity to average assets ratio was 11.90%, 11.63% and 11.60% for the years ended December 31, 2015, 2014 and 2013, respectively.

Revenue totaled $564.9 million for the year ended December 31, 2015, compared to $578.5 million and $562.3 million for the years ended December 31, 2014 and 2013, respectively.  Revenue for 2015 decreased $13.6 million, or 2.3%, compared to 2014 principally due to a decrease in interest and fees on acquired loans, which was partially offset by an increase in interest and fees on LHFS and LHFI and a decrease in interest expense on deposits.  Interest and fees on acquired loans decreased $25.6 million, or 33.3%, when 2015 is compared to 2014, primarily due to a $18.1 million decline in accretion income and a $5.8 million decline in recoveries on acquired loans as acquired loans have continued to pay down.  Interest and fees on LHFS and LHFI increased $10.9 million, or 4.1%, for the year, primarily due to the $641.9 million increase in the LHFI portfolio.  Interest expense on deposits decreased $2.7 million, or 17.8%, during 2015 principally due to the decline in interest-bearing deposits.  Interest-bearing deposits totaled $6.590 billion at December 31, 2015, a decrease of $360.2 million, or 5.2%, when compared to December 31, 2014.  Total noninterest income for 2015 remained stable when compared to 2014, as increases in mortgage banking, net and insurance commissions were offset by declines in all other categories of noninterest income.  Mortgage banking, net increased $5.4 million, or 21.8%, during 2015 principally due to increases in gain on sales of loans, net.  Insurance commissions increased $3.0 million, or 8.8%, during the year primarily due to growth in the commercial property and casualty line of business.  Bank card and other fees for 2015 declined $4.7 million, or 14.2%, when compared to 2014 principally due to the decline in interchange income.

Noninterest expense for 2015 declined $7.3 million, or 1.8%, when compared to 2014 as declines in ORE/foreclosure expense, other expense and net occupancy-premises were partially offset by an increase in salaries and employee benefits.  ORE/Foreclosure expense for the year declined $6.4 million, or 56.7%, principally due to declines in the provision for other real estate write-downs and other real estate carrying costs.  Other expense declined $4.7 million, or 8.8%, during the year primarily due to decreases in other miscellaneous expense and the amortization of the core deposit intangible asset.  Net occupancy-premises expense declined $1.2 million, or 4.3%, during the year, primarily due to decreases in ad valorem taxes and repair and maintenance expenses.  Salaries and employee benefits increased $3.5 million, or 1.5%, during the year primarily due to an increase in commission expense as a result of expanded mortgage and insurance production, an increase in expenses related to Trustmark’s qualified defined benefit pension plan, and a net gain recorded during 2014 related to the termination and distribution of the BancTrust Pension Plan, which were partially offset by a decrease in general incentives.  Please see the section captioned “Results of Operations” for a more complete overview of Trustmark’s financial performance for 2015.

Trustmark’s provision for loan losses, LHFI, for 2015 totaled $8.4 million, an increase of $7.2 million when compared to a provision for loan losses, LHFI of $1.2 million for 2014.  The increase in the provision for loan losses, LHFI during 2015 reflects revisions to the allowance for loan loss methodology for LHFI, an increase in charge-offs of LHFI, principally in the Mississippi and Texas market regions, a decline in recoveries on LHFI, principally in the Mississippi and Florida market regions, and a decline the amount of reserves released, principally in the Florida and Texas market regions compared to 2014.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  Total net charge-offs of LHFI for 2015 were $10.4 million, compared to total net recoveries of $2.0 million for 2014 and $1.1 million for 2013.  Total net charge-offs increased $12.3 million compared to 2014 principally due to substandard credits in the Mississippi and Texas market regions that were charged off during the third quarter of 2015 and a decline in recoveries in Trustmark’s Florida market region compared to 2014.

At December 31, 2015, nonperforming assets, excluding acquired loans and covered other real estate, totaled $132.5 million, a decrease of $39.4 million, or 22.9%, compared to December 31, 2014 due to declines in both nonaccrual LHFI and other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $55.3 million at December 31, 2015, representing a decrease of $24.0 million, or 30.3%, relative to December 31, 2014 principally due to substandard credits in Trustmark’s Mississippi, Florida and Texas market regions that were paid off, charged off, foreclosed or paid down partially offset by LHFI migrating to nonaccrual status during 2015.  The percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI decreased in 2015 to 1.44% compared to 2.12% in 2014 and 2.01% in 2013.  Other real estate, excluding covered other real estate, declined $15.3 million, or 16.6%, during 2015 primarily due to properties sold in Trustmark’s Texas, Florida, Alabama and Mississippi market regions partially offset by properties foreclosed in the Alabama, Florida and Mississippi market regions.

LHFI totaled $7.091 billion at December 31, 2015, an increase of $641.9 million, or 10.0%, compared to December 31, 2014.  The increase in LHFI during 2015 was primarily due to growth in construction lending in all of Trustmark’s market regions; increases in commercial real estate loans in the Alabama, Texas and Mississippi market regions and increases in state and other political subdivision loans and other loans in Trustmark’s Mississippi and Texas market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Trustmark has continued to experience improvements in credit quality on LHFI.  As of December 31, 2015, classified LHFI balances decreased $36.0 million, or 18.6%, while criticized LHFI balances decreased $34.2 million, or 15.8%, when compared to balances at December 31, 2014.  The decline in the volume of classified and criticized LHFI was primarily a result of upgrades of credits to a pass category and from repayment of several credits of significant size; however, $17.9 million of the reduction to classified LHFI occurred during the three months ended September 30, 2015, which included charge-offs on two specific credits totaling $8.0 million.

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream federal funds lines, FHLB advances and, on a limited basis, brokered deposits.

Total deposits were $9.588 billion at December 31, 2015, a decrease of $110.1 million, or 1.1% compared to December 31, 2014.  During 2015, noninterest-bearing deposits increased $250.1 million, or 9.1%, while interest-bearing deposits declined $360.2 million, or 5.2%, primarily due to declines in public interest checking accounts and certificates of deposits.  Other short-term borrowings totaled $853.7 million at December 31, 2015, a decrease of $15.0 million, or 1.7%, when compared with $868.6 million at December 31, 2014.  The decrease in other short-term borrowings was principally due to $6.8 million of outstanding short-term FHLB advances with the FHLB of Atlanta which matured during 2015 and a $5.0 million decline in Government National Mortgage Association (GNMA) loans eligible for repurchase.

Critical Accounting Policies

Trustmark’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry.  Application of these accounting principles requires Management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  These critical accounting policies are described below.

For additional information regarding the accounting policies discussed below, please see Note 1 – Significant Accounting Policies set forth in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

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

During 2015, Trustmark made revisions to both the quantitative and qualitative portions of the allowance for loan loss methodology for commercial and consumer LHFI.  For a complete description of the revisions made to Trustmark’s allowance for loan loss methodology during 2015, please see Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

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

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the undiscounted contractual cash flows) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the undiscounted expected cash flows). Under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired

with Deteriorated Credit Quality,” the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Under the effective yield method, the accretable yield is recorded as an accretion of interest income over the life of the loan.

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge to income through the provision for loan losses, acquired loans, and the establishment of an allowance for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.

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

Mortgage Servicing Rights

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSR when loans are sold and the associated servicing rights are retained.  Trustmark has elected to account for the MSR at fair value.

The fair value of the MSR is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees.  Management reviews all significant assumptions quarterly.  Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

By way of example, an increase in either the prepayment speed or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

At December 31, 2015, the MSR fair value was approximately $74.0 million. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2015, would be a decline in fair value of approximately $2.4 million and $2.6 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2015 totaled $321.1 million for the General Banking Division and $45.0 million for the Insurance Division, a consolidated total of $366.2 million. Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $27.5 million at December 31, 2015, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance Divisions as of October 1, 2015, 2014, and 2013, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking Division utilized valuations based on comparable deal values for financial institutions while the test for the Insurance Division utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization (EBITDA) method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against a reserve specific to other real estate or to noninterest expense in ORE/Foreclosure expense if a reserve does not exist. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility, as experienced in recent years.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

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

Defined Benefit Plans

Trustmark’s plan assets, projected benefit liabilities and pension cost are determined utilizing actuarially-determined present value calculations.  The valuation of the projected benefit obligation and net periodic pension expense for Trustmark’s Capital Accumulation Plan and Supplemental Retirement Plans requires Management to make estimates regarding the amount and timing of expected cash outflows.  Several variables affect these calculations, including (i) size and characteristics of the associate population, (ii) discount rate, (iii) expected long-term rate of return on plan assets and (iv) recognition of actual returns on plan assets.  Below is a brief description of the variables that introduce material uncertainty into Management’s estimates and the effect they have on estimated pension cost.

•

Population and Characteristics of Associates.  Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms.  In an effort to control expenses, Trustmark’s Board of Directors voted to freeze Capital Accumulation Plan benefits effective May 15, 2009.  Associates have not earned additional benefits, except for interest as required by the Internal Revenue Service (IRS) regulations, since the plan was frozen.  Associates will retain their previously earned pension benefits.  At December 31, 2015, the pension plan census totaled 2,189 current and former associates.

•

Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation is currently 3.86% (as compared to 3.57% at December 31, 2014).  The discount rate for the plan is determined by matching the expected cash flows of the plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2015).  The discount rate is reset annually on the measurement date to reflect current economic conditions.  If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s qualified defined benefit pension plan and kept all other assumptions constant, the benefit cost associated with the plan would decrease or increase by approximately $1.5 million and $1.7 million, respectively.

•

Expected Long-Term Rate of Return on Plan Assets.  Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Capital Accumulation Plan, the pre-tax expected rate of return on the plan assets used in 2015 was 7.00%, versus 7.50% in 2014.  This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount.  Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of the plan assets.  If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Capital Accumulation Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $742 thousand.

•

Recognition of Actual Asset Returns.  Trustmark utilizes the provisions of FASB ASC Topic 715, “Compensation – Retirement Benefits,” which allow for the use of asset values that smoothes investment gains and losses over a period of up to five years.  This could partially mitigate the impact of short-term gains or losses on reported net income.

•

Other Actuarial Assumptions.  To estimate the projected benefit obligation, actuarial assumptions are required to be made by Management, including mortality rate, retirement rate, disability rate and the rate of compensation increases.  For 2015, a new mortality table (RP-2014) was applied to calculate the benefit cost.  The new table reflects longer life expectancies and resulted in an increase in benefit cost of approximately $1.7 million.

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

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business – of this report.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2015	2014	2013
AVERAGE BALANCES
Total shareholders' equity		$1,460,650	$1,398,945	$1,337,597
Less: Goodwill		(365,613)	(367,281)	(358,270)
Identifiable intangible assets		(30,686)	(37,651)	(43,308)
Total average tangible equity		$1,064,351	$994,013	$936,019
PERIOD END BALANCES
Total shareholders' equity		$1,473,057	$1,419,940	$1,354,953
Less: Goodwill		(366,156)	(365,500)	(372,851)
Identifiable intangible assets		(27,546)	(33,234)	(41,990)
Total tangible equity	(a)	$1,079,355	$1,021,206	$940,112

TANGIBLE ASSETS
Total assets		$12,678,896	$12,250,633	$11,790,383
Less: Goodwill		(366,156)	(365,500)	(372,851)
Identifiable intangible assets		(27,546)	(33,234)	(41,990)
Total tangible assets	(b)	$12,285,194	$11,851,899	$11,375,542
Risk-weighted assets	(c)	$9,242,902	$8,387,799	$7,916,378

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$116,038	$123,562	$117,060
Plus: Intangible amortization net of tax		4,829	5,410	5,442
Net income adjusted for intangible amortization		$120,867	$128,972	$122,502
Period end common shares outstanding	(d)	67,559,128	67,481,992	67,372,980
TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.36%	12.97%	13.09%
Tangible equity/tangible assets	(a)/(b)	8.79%	8.62%	8.26%
Tangible equity/risk-weighted assets	(a)/(c)	11.68%	12.17%	11.88%
Tangible book value	(a)/(d)*1,000	$15.98	$15.13	$13.95
TIER 1 COMMON RISK-BASED CAPITAL - BASEL I
Total shareholders' equity			$1,419,940	$1,354,953
Eliminate qualifying AOCI			42,484	43,731
Qualifying tier 1 capital			60,000	60,000
Disallowed goodwill			(365,500)	(372,851)
Adjustment to goodwill allowed for deferred taxes			15,855	14,445
Other disallowed intangibles			(33,234)	(41,990)
Disallowed servicing intangible			(6,436)	(6,783)
Disallowed deferred taxes			(3,479)	(24,647)
Total tier 1 capital			$1,129,630	$1,026,858
Less: Qualifying tier 1 capital			(60,000)	(60,000)
Total tier 1 common capital	(e)		$1,069,630	$966,858
Tier 1 common risk-based capital ratio	(e)/(c)		12.75%	12.21%
COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,473,057
AOCI-related adjustments		45,394
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(348,873)
Other adjustments and deductions for CET1 (2)		(7,980)
CET1 capital	(f)	1,161,598
Additional tier 1 capital instruments plus related surplus		60,000
Less: Additional tier 1 capital deductions		(1,063)
Additional tier 1 capital		58,937
Tier 1 capital		$1,220,535
Common equity tier 1 risk-based capital ratio	(f)/(c)	12.57%

(1)	Calculation = net income adjusted for intangible amortization/total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable

Significant Non-routine Transactions

Trustmark discloses certain non-GAAP financial measures, including net income adjusted for significant non-routine transactions, because Management uses these measures for business planning purposes, including to manage Trustmark’s business against internal projected results of operations and to measure Trustmark’s performance.  Trustmark views net income adjusted for significant non-routine transactions as a measure of our core operating business, which excludes the impact of the items detailed below, as these items are generally not operational in nature.  This non-GAAP measure also provides another basis for comparing period-to-period results as presented in the accompanying selected financial data table and the audited consolidated financial statements by excluding potential differences caused by non-operational and unusual or non-recurring items.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto, included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report, in their entirety, and not to rely on any single financial measure.

The following table presents adjustments to net income as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2015		2014		2013
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$116,038	$1.714	$123,562	$1.828	$117,060	$1.745

Significant non-routine transactions (net of taxes):
Non-routine transaction expenses on acquisition	—	—	—	—	5,780	0.086
Non-routine litigation expense	—	—	—	—	2,470	0.037
	—	—	—	—	8,250	0.123
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$116,038	$1.714	$123,562	$1.828	$125,310	$1.868

Non-routine Transaction Expenses on Acquisition

Included in noninterest expense for the year ended December 31, 2013 were non-routine transaction expenses related to the merger with BancTrust on February 15, 2013 totaling approximately $9.4 million, before taxes, (change in control and severance expense of $1.4 million included in salaries and benefits; professional fees, contract termination and other expenses of $7.9 million included in other expense).

Non-routine Litigation Expense

Included in noninterest expense for the year ended December 31, 2013 were non-routine litigation expenses totaling $4.0 million, before taxes, related to the settlement during 2014 of class-action lawsuits regarding Trustmark’s overdraft fees and non-sufficient funds (NSF) on debit card purchases and ATM withdrawals.

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

Net interest income-FTE for 2015 decreased $13.0 million, or 3.1%, when compared with 2014.  The net interest margin decreased 25 basis points to 3.78% for 2015 when compared to 2014.  The decrease in the net interest margin reflected the prolonged low interest rate environment in the United States, and was primarily the result of a downward repricing of LHFI in response to increased competitive pricing pressures and decreases in the yield on acquired loans principally due to declines in accretion income on acquired loans, which was partially offset by lower deposit and short-term borrowing costs.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for 2015 was 3.46%, a decrease of 6 basis points when compared to 2014, due to similar factors as discussed above.

Average interest-earning assets for 2015 were $10.791 billion compared to $10.445 billion for 2014, an increase of $345.8 million, or 3.3%.  The growth in average earning assets during 2015 was primarily due to an increase in average loans (LHFS and LHFI) of $495.8 million, or 7.9%, and average securities-taxable of $63.5 million, or 1.9%, partially offset by a decrease in average acquired loans of $203.5 million, or 30.6%.  The increase in average loans (LHFS and LHFI) was primarily attributable to increases in the LHFI portfolio when compared to balances at December 31, 2014.  The increase in average securities-taxable was primarily attributable to purchases of U.S. Government-sponsored agency (GSE) guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities.

During 2015, interest and fees on LHFS and LHFI-FTE increased $11.8 million, or 4.3%, when compared to 2014, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 15 basis points to 4.28% due to downward repricing of LHFI due to the current interest rate environment and related competitive pressures.  During 2015, interest and fees on acquired loans decreased $25.6 million, or 33.3%, compared to 2014, due to declines in accretion income as acquired loans continue to pay-down as well as a decline in recoveries on loan pay-offs of loans acquired in connection with the February 2013 merger with BancTrust.  As a result, the yield on acquired loans decreased to 11.06% compared to 11.52% during 2014.  As a result of these factors, interest income-FTE decreased $14.0 million, or 3.2%, during 2015 compared to 2014.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.24% for 2014 to 3.97% for 2015, a decrease of 27 basis points.

Average interest-bearing liabilities for 2015 totaled $7.890 billion compared to $7.785 billion for 2014, an increase of $104.6 million, or 1.3%.  Average interest-bearing deposits for 2015 decreased $211.3 million, or 3.0%, when compared to 2014, principally due to declines in certificates of deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.  The combination of average federal funds purchased, securities sold under repurchase agreements and other borrowings increased $315.8 million, or 43.4%, when 2015 is compared to 2014, which was primarily attributable to increased balances of short-term FHLB advances obtained from the FHLB of Dallas as well as federal funds purchased and securities sold under repurchase agreements as Trustmark chose to utilize these less costly sources of funding.  Total interest expense during 2015 decreased $1.1 million, or 5.0%, when compared with 2014, principally due to the $2.7 million, or 17.8%, decrease in interest expense on deposit accounts as a result of the decline in interest-bearing deposits.  As a result of these factors, the overall yield on interest-bearing liabilities declined 2 basis points to 0.26% when 2015 is compared with 2014.

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

Average interest-earning assets for 2014 were $10.445 billion compared to $10.052 billion for 2013, an increase of $393.2 million, or 3.9%.  The growth in average earning assets was primarily due to an increase in average loans (LHFS and LHFI) of $472.8 million, or 8.2%, and average securities-taxable of $98.1 million, or 3.1%, during 2014.  The increase in average total loans (LHFS and LHFI) was primarily attributable to net increases in all categories of the LHFI portfolio.  See the section captioned “LHFI” elsewhere in this discussion for further analysis of the changes in the LHFI portfolio.  The increase in average securities-taxable was primarily attributable to purchases of GSE guaranteed securities, partially offset by maturities and pay-downs of the loans underlying these securities, as well as inclusion of the securities acquired in the BancTrust merger for the entire twelve months of 2014.

During 2014, interest on securities-taxable increased $7.3 million, or 10.1%, as the yield on taxable securities increased 15 basis points to 2.42% when compared with 2013 due to re-investments in higher yielding securities and $2.7 million of yield maintenance payments on prepaid securities.  During 2014, interest and fees on LHFS and LHFI-FTE increased $6.2 million, or 2.3%, while the yield on loans (LHFS and LHFI) fell 25 basis points to 4.43% when compared to 2013 due to downward repricing of LHFI due to the current interest rate environment and increased competitive pressures.  During 2014, interest and fees on acquired loans increased $400 thousand, or 0.5%, while the yield on acquired loans increased to 11.52% compared to 9.11% during the same time period in 2013 due principally to increases in accretion income and recoveries on loan pay-offs of BancTrust acquired loans, which were partially offset by declines in accretion income and recoveries on loans acquired in the April 2011 acquisition of Heritage Banking Group (Heritage) and the March 2012 merger with Bay Bank & Trust Company (Bay Bank).  As a result of these factors, interest income-FTE increased $13.5 million, or 3.1%, when 2014 is compared with 2013.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which decreased from 4.27% in 2013 to 4.24% in 2014, a decrease of 3 basis points.

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

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$835	$8	0.96%	$3,638	$23	0.63%	$8,388	$31	0.37%
Securities available for sale:
Taxable	2,231,507	55,621	2.49%	2,187,258	55,722	2.55%	3,101,245	68,878	2.22%
Nontaxable	118,579	4,763	4.02%	136,532	5,302	3.88%	168,190	7,000	4.16%
Securities held to maturity:
Taxable	1,140,182	25,109	2.20%	1,120,886	24,426	2.18%	108,778	3,940	3.62%
Nontaxable	37,883	1,888	4.98%	39,975	2,189	5.48%	15,092	915	6.06%
Loans (LHFS and LHFI)	6,745,970	288,538	4.28%	6,250,151	276,775	4.43%	5,777,401	270,617	4.68%
Acquired loans	462,602	51,152	11.06%	666,102	76,736	11.52%	838,170	76,336	9.11%
Other earning assets	53,613	1,579	2.95%	40,828	1,524	3.73%	34,941	1,466	4.20%
Total interest-earning assets	10,791,171	428,658	3.97%	10,445,370	442,697	4.24%	10,052,205	429,183	4.27%
Cash and due from banks	275,246			316,843			275,545
Other assets	1,286,139			1,345,438			1,285,555
Allowance for loan losses	(82,361)			(79,621)			(82,336)
Total Assets	$12,270,195			$12,028,030			$11,530,969

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,901,478	3,235	0.17%	$1,837,496	3,151	0.17%	$1,790,687	3,948	0.22%
Savings deposits	3,124,393	2,547	0.08%	3,116,251	2,949	0.09%	2,944,588	3,889	0.13%
Time deposits	1,820,437	6,816	0.37%	2,103,813	9,223	0.44%	2,323,303	11,881	0.51%
Federal funds purchased and securities sold under repurchase agreements	503,077	801	0.16%	435,324	550	0.13%	326,870	379	0.12%
Short-term borrowings	415,081	2,859	0.69%	173,759	1,506	0.87%	60,381	1,304	2.16%
Long-term FHLB advances	13,533	49	0.36%	6,837	45	0.66%	7,833	57	0.73%
Subordinated notes	49,951	2,895	5.80%	49,919	2,895	5.80%	49,886	2,894	5.80%
Junior subordinated debt securities	61,856	1,258	2.03%	61,856	1,227	1.98%	70,971	1,507	2.12%
Total interest-bearing liabilities	7,889,806	20,460	0.26%	7,785,255	21,546	0.28%	7,574,519	25,859	0.34%
Noninterest-bearing demand deposits	2,781,682			2,711,727			2,436,470
Other liabilities	138,057			132,103			182,383
Shareholders' equity	1,460,650			1,398,945			1,337,597
Total Liabilities and Shareholders' Equity	$12,270,195			$12,028,030			$11,530,969

Net Interest Margin		408,198	3.78%		421,151	4.03%		403,324	4.01%

Less tax equivalent adjustments:
Investments		2,328			2,622			2,770
Loans		14,105			13,193			12,067
Net Interest Margin per Income Statements		$391,765			$405,336			$388,487

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(23)	$8	$(15)	$(23)	$15	$(8)
Securities available for sale:
Taxable	1,166	(1,267)	(101)	(22,351)	9,195	(13,156)
Nontaxable	(723)	184	(539)	(1,251)	(448)	(1,699)
Securities held to maturity:
Taxable	446	237	683	22,650	(2,164)	20,486
Nontaxable	(110)	(191)	(301)	1,371	(96)	1,275
Loans, net of unearned income (LHFS and LHFI)	21,385	(9,622)	11,763	21,204	(15,046)	6,158
Acquired loans	(22,627)	(2,957)	(25,584)	(17,477)	17,877	400
Other earning assets	415	(360)	55	232	(174)	58
Total interest-earning assets	(71)	(13,968)	(14,039)	4,355	9,159	13,514

Interest paid on:
Interest-bearing demand deposits	84	—	84	102	(899)	(797)
Savings deposits	5	(407)	(402)	225	(1,165)	(940)
Time deposits	(1,104)	(1,303)	(2,407)	(1,084)	(1,574)	(2,658)
Federal funds purchased and securities sold under repurchase agreements	101	150	251	136	35	171
Short-term borrowings	1,722	(369)	1,353	1,335	(1,133)	202
Long-term FHLB advances	4	—	4	(12)	—	(12)
Subordinated notes	—	—	—	1	—	1
Junior subordinated debt securities	—	31	31	(185)	(95)	(280)
Total interest-bearing liabilities	812	(1,898)	(1,086)	518	(4,831)	(4,313)
Change in net interest income on a tax equivalent basis	$(883)	$(12,070)	$(12,953)	$3,837	$13,990	$17,827

The change in interest due to both volume and yield or rate has been allocated to change due to volume and change due to yield or rate in proportion to the absolute value of the change in each.  Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35% for each of the three years presented.  The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI, as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI totaled $8.4 million for 2015, $1.2 million for 2014 and a negative $13.4 million for 2013.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under FASB ASC Topic 310-30.  The decrease in the provision for loan losses, acquired loans during 2015 was principally due to an increase in recoveries of acquired loans, partially offset by increased charge-offs during 2015 compared to 2014, and changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust.  The increase in the provision for loan losses, acquired loans during 2014 was primarily due to increases in the provision for loan losses, acquired loans for loans acquired from Bay Bank and Heritage, which was partially offset by declines in the provision for loan losses, acquired loans for loans acquired from BancTrust as a result of changes in expectations based on the periodic re-estimations performed during the year.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
BancTrust	$3,899	$6,672	$7,310
Bay Bank	(24)	482	2
Heritage	(450)	(983)	(1,273)
Total provision for loan losses, acquired loans	$3,425	$6,171	$6,039

Noninterest Income

Noninterest income represented 30.7%, 29.9% and 30.9% of total revenue, before securities gains, net in 2015, 2014 and 2013, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$47,366	-2.7%	$48,671	-5.6%	$51,576	2.4%
Bank card and other fees	28,298	-14.2%	32,966	-8.3%	35,961	18.1%
Mortgage banking, net	30,176	21.8%	24,780	-26.0%	33,504	-18.2%
Insurance commissions	36,424	8.8%	33,468	8.6%	30,826	9.3%
Wealth management	31,369	-3.0%	32,343	9.7%	29,480	27.9%
Other, net	(484)	n/m	614	n/m	(7,973)	n/m
Total Noninterest Income before securities gains, net	173,149	0.2%	172,842	-0.3%	173,374	-0.4%
Securities gains, net	—	-100.0%	300	-38.1%	485	-54.2%
Total Noninterest Income	$173,149	—	$173,142	-0.4%	$173,859	-0.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decline in service charges on deposit accounts when 2015 is compared to 2014 was principally due to a $1.8 million, or 5.1%, decrease in NSF and overdraft charges on consumer deposit accounts and a $297 thousand, or 15.4%, decrease in NSF and overdraft charges on commercial demand deposit accounts, which was partially offset by a $585 thousand, or 10.1%, increase in service charges on commercial demand deposit accounts.  The decline in NSF and overdraft charges on deposit accounts during 2015 was primarily the result of a decrease in the number of customer transactions that would result in an NSF or overdraft charge as customers have more availability to complete banking transactions through mobile and online banking sites as well as extended hours for making deposits at Trustmark’s ATMs.

Service charges on deposit accounts decreased when comparing 2014 with 2013, primarily due to declines in NSF and overdraft fees on consumer demand deposit accounts.  The declines in the NSF and overdraft fees primarily resulted from a decrease in the number of occurrences of NSFs and overdrafts as Trustmark made enhancements to provide customers with access to information regarding pending debit card signature transactions and extended the hours customers are capable of making deposits at Trustmark ATMs.

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The decrease in bank card and other fees for 2015 when compared to 2014 was primarily the result of declines in interchange income.

Bank card and other fees for 2014 decreased when compared to 2013, which was primarily the result of declines in interchange income and the fair value of Trustmark’s proprietary position in interest rate swaps entered into with qualified commercial borrowing customers, which was partially offset by growth in ATM transaction income.  See the section captioned “Derivatives” for additional information related to the derivative products offered to qualified commercial borrowing customers.

The FRB has issued rules under the EFTA, as amended by the Dodd-Frank Act, to limit interchange fees that an issuer may receive or charge for an electronic debit card transaction.  See the section captioned “Debit Interchange Regulation” included in Part I. Item 1. – Business – of this report.  As a result of the regulations, Trustmark’s noninterest income declined $11.5 million during 2015 compared to $5.4 million during 2014.

Management has identified a number of strategic priorities, such as process improvements, expense management and continued realignment of Trustmark’s branch network, that when combined with fee improvement measures within various areas of Trustmark’s retail banking section have partially offset the impact of the FRB final rule.  Trustmark implemented multiple initiatives during 2015, such as investments to augment delivery channels and infrastructure to accommodate customers’ changing banking needs, including the investment in myTrustmarkSM, Trustmark’s new consumer mobile banking solution; the addition of ten mortgage producers and two mortgage loan production offices throughout the Alabama and Florida market regions as well as the addition of several insurance production staff members to support fee income growth in these areas; the opening of three new banking offices in markets with promising growth opportunities and the consolidation of eight banking offices with limited growth opportunities; and the continued control over noninterest expenses, which declined 1.8% in 2015.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$19,625	5.4%	$18,619	4.1%	$17,892	10.4%
Change in fair value-MSR from runoff	(9,527)	11.2%	(8,566)	-12.6%	(9,805)	—
Gain on sales of loans, net	17,965	66.8%	10,770	-59.2%	26,429	-22.1%
Other, net	233	-74.2%	904	n/m	(4,719)	n/m
Mortgage banking income before hedge ineffectiveness	28,296	30.2%	21,727	-27.1%	29,797	-32.8%
Change in fair value-MSR from market changes	1,577	n/m	(7,203)	n/m	11,818	n/m
Change in fair value of derivatives	303	-97.0%	10,256	n/m	(8,111)	n/m
Net positive hedge ineffectiveness	1,880	-38.4%	3,053	-17.6%	3,707	n/m
Mortgage banking, net	$30,176	21.8%	$24,780	-26.0%	$33,504	-18.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in net revenue from mortgage banking during 2015 was principally due to an increase in gain on sales of loans, net partially offset by a decline in the net positive hedge ineffectiveness.  The decrease in net revenue from mortgage banking during 2014 was principally due to lower gains on secondary marketing sales, which was partially offset by the net valuation increase in the fair value of LHFS, interest rate lock commitments and forward sale contracts and growth in mortgage servicing fee income.  Mortgage loan production increased $290.0 million, or 24.3%, during 2015 to total $1.482 billion, reflecting industry-wide improvements in real estate and construction activity as well as increased mortgage lending activity due to low mortgage rates.  In addition, during the second quarter of 2015, Trustmark expanded its mortgage banking capabilities with the addition of ten mortgage producers in the Alabama and Florida market regions. Mortgage loan production decreased $258.4 million, or 17.8%, during 2014 to total $1.192 billion, which reflected the industry-wide decline in refinance activity following an extended low interest rate environment.  Loans serviced for others totaled $5.971 billion at December 31, 2015, compared with $5.636 billion at December 31, 2014, and $5.461 billion at December 31, 2013.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net during 2015 resulted from increases in the volume of loan sales and higher profit margins from secondary marketing activities.  The decrease in the gain on sales of loans, net during 2014 resulted from declines in the volume of loan sales and lower profit margins from secondary marketing activities due to the tightening of interest rate spreads during the year.  Loan sales increased $332.8 million during 2015 to total $1.246 billion compared to a decrease of $444.0 million during 2014 to total $913.5 million.  The increase in loans sales during 2015 was due to increased mortgage lending activity and Trustmark’s decision to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The decrease in other mortgage banking income, net when comparing 2015 with 2014 primarily resulted from an increase in the net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in profit margins during 2014 offset partially by higher increases in volumes during 2015.  The increase in other mortgage banking income, net when comparing 2014 with 2013 primarily resulted from an increase in the net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 19 – Fair Value set forth in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(10,050)	-15.0%	$(11,824)	-4.4%	$(12,368)	46.9%
Decrease in FDIC indemnification asset	(3,513)	22.2%	(2,874)	-51.3%	(5,900)	58.5%
Increase in life insurance cash surrender value	6,702	-8.7%	7,340	98.3%	3,702	84.8%
Other miscellaneous income	6,377	-20.0%	7,972	20.9%	6,593	-13.4%
Total other, net	$(484)	n/m	$614	n/m	$(7,973)	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other income, net during 2015 was primarily the result of a decline in other miscellaneous income due to a net loss on the sale of a former bank branch acquired in the merger with BancTrust during the first quarter of 2015, a decrease in the amount of revenues received during 2015 related to Trustmark’s non-qualified deferred compensation plan and a one-time arrangement fee received during the second quarter of 2014; a decrease in the net cash surrender value related to Trustmark’s supplemental employee retirement plan and the increase in the net reduction of the FDIC indemnification asset primarily due to increases in the amortization of the FDIC indemnification asset and the negative valuation adjustments for covered acquired loans, which was partially offset by the decrease in partnership amortization for tax credit purposes.  The increase in other income, net during 2014 was primarily the result of an increase in the cash surrender value of bank-owned life insurance, principally due to Trustmark’s $100.0 million investment in bank-owned life insurance in September 2013, and the decrease in the net reduction of the FDIC indemnification asset resulting from loan pay-offs and changes in expected cash flows and loss expectations of acquired covered loans.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$230,198	1.5%	$226,694	2.2%	$221,727	16.4%
Services and fees	57,534	1.7%	56,598	5.0%	53,904	15.3%
Net occupancy-premises	25,318	-4.3%	26,468	2.0%	25,961	28.1%
Equipment expense	23,859	—	23,860	-2.8%	24,538	19.8%
ORE/Foreclosure expense:
Write-downs	4,171	-50.7%	8,458	18.2%	7,155	4.8%
Net (gain)/loss on sale	(4,040)	8.6%	(3,721)	n/m	772	n/m
Carrying costs	4,772	-27.5%	6,584	-7.4%	7,112	58.6%
Total ORE/Foreclosure expense	4,903	-56.7%	11,321	-24.7%	15,039	34.7%
FDIC assessment expense	10,728	5.2%	10,197	13.3%	9,001	38.4%
Other expense	49,122	-8.8%	53,867	-17.8%	65,561	34.3%
Total noninterest expense	$401,662	-1.8%	$409,005	-1.6%	$415,731	20.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest category of noninterest expense, during 2015 was primarily due to an increase in commission expense as a result of expanded mortgage and insurance production, a net gain recorded during 2014 related to the termination and distribution of the BancTrust Pension Plan, and an increase in expenses related to Trustmark’s qualified defined benefit pension plan attributable to lump sum settlements, partially offset by a decline in general incentives expense.

The increase in salaries and employee benefits during 2014 primarily reflected salaries and employee benefits attributable to the BancTrust operations for a full twelve months, modest general merit increases, higher commissions expense resulting from improved performance in Trustmark’s Insurance and Wealth Management Divisions, and increases in general performance incentives expense.  These increases in salaries and employee benefits were partially offset by a decrease in Trustmark’s Capital Accumulation Plan pension expense due to lower actuarially-determined rates, a decline in severance expenses due to non-routine transaction expenses from the merger with BancTrust incurred during 2013 and a decrease in commission expense resulting from declines in mortgage loan originations. Excluding the decline in pension expense due to actuarially-determined rates and the termination of the BancTrust Pension Plan and the decline in severance expenses due to non-routine transaction expenses from the merger with BancTrust, salaries and employee benefits for 2014 increased $10.3 million, or 4.6%, relative to 2013.

Services and Fees

The increase in services and fees during 2015 was primarily due to higher data processing expenses related to software and legal expense, which were partially offset by declines in outside services and fees, advertising and telephone expenses.  During the second quarter of 2015, Trustmark introduced its new consumer mobile banking service, myTrustmarkSM.  Trustmark has partnered with third party vendors to employ several security control mechanisms to assure secure access to myTrustmarkSM as well as the security of the data processing and storage behind the site.

The increase in services and fees during 2014 was primarily due to increases in advertising expense, professional services and fees, data processing expense related to software and communications expense, which was partially offset by a decline in legal expense.

Net Occupancy-Premises

The decrease in net occupancy-premises expense during 2015 was principally due to declines in ad valorem taxes and building repairs and maintenance expense, which were partially offset by increases in building rental expense.  The increase in net occupancy-premises expense during 2014 was principally due to increases in utility costs.

During 2015, Trustmark completed the consolidation of eight banking offices with limited growth opportunities, expanded its mortgage-banking platform with the addition of two new mortgage loan production offices in the Alabama and Florida market regions, and opened two new banking offices in the Alabama market region and one new banking office in the Mississippi market region.

Equipment Expense

Equipment expense remained flat when comparing 2015 with 2014.  The decrease in equipment expense during 2014 was principally due to decreases in service and repairs, rental and maintenance contract expenses, which was partially offset by increases in data processing hardware maintenance fees.

ORE/Foreclosure Expense

The decrease in ORE/Foreclosure expense during 2015 was principally due to a decrease in the provision for other real estate write-downs as well as declines in other real estate carrying costs.  The decrease in ORE/Foreclosure expense during 2014 was primarily due to the increase in the net gain on the sale of other real estate and a decrease in write-downs of other real estate, which was partially offset by an increase in the provision for other real estate write-downs.  The net gain on sale of other real estate for 2015 totaled $4.0 million, compared to a net gain on the sale of other real estate for 2014 of $3.7 million and to a net loss on the sale of other real estate of $772 thousand for 2013.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate.”

FDIC Assessment Expense

The increase in FDIC assessment expense for 2015 and 2014 primarily resulted from the increase in Trustmark’s assessment base.  As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period. In addition, the Dodd-Frank Act requires the minimum reserve ratio for the Deposit Insurance Fund be increased from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  The FDIC must offset the effect of the increase in the minimum reserve ratio on insured depository institutions with total consolidated assets of less than $10.0 billion.  With total assets greater than $10.0 billion at December 31, 2013, Trustmark lost the benefit of this offset beginning in the second quarter 2014.  The change in the assessment methodology was immaterial to Trustmark’s results of operations.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$12,835	-0.9%	$12,953	-14.1%	$15,071	-25.6%
Non-routine transaction expenses on acquisition	—	—	—	-100.0%	7,920	n/m
Amortization of intangibles	7,819	-10.7%	8,756	-0.7%	8,814	n/m
Other miscellaneous expense	28,468	-11.5%	32,158	-4.7%	33,756	47.6%
Total other expense	$49,122	-8.8%	$53,867	-17.8%	$65,561	34.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decline in other expenses during 2015 was principally due to declines in other miscellaneous expenses primarily resulting from a legal reserve recorded during 2014 and decreases in franchise taxes and customer related fraud losses as well as a decline in the amortization of the core deposit intangible asset.

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

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  A description of each segment and the methodologies used to measure financial performance and financial information by reportable segment are included in Note 21 – Segment Information located in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.  During 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as a result of a change in supervision of this group for segment reporting purposes.  Prior period financial information by reportable segment includes the appropriate reclassifications to conform to the current period presentation.

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
General Banking	$106,738	$114,870	$109,009
Wealth Management	3,850	4,222	3,561
Insurance	5,450	4,470	4,490
Consolidated Net Income	$116,038	$123,562	$117,060

General Banking

Net interest income for the General Banking Division for 2015 decreased $13.1 million, or 3.2%, when compared with 2014.  The decline in net interest income was mostly due to declines in interest and fees on acquired loans, which was partially offset by an increase in interest and fees on LHFS and LHFI and declines in the cost of interest-bearing deposits.  Net interest income for the General Banking Division for 2014 increased $16.6 million, or 4.3%, when compared with 2013.  The growth in net interest income was mostly due to increases in taxable interest on securities and interest and fees on LHFS and LHFI as well as modest declines in the cost of interest-bearing deposits.  The provision for loan losses, net during 2015 totaled $11.8 million compared with $7.4 million during 2014 and a negative $7.4 million during 2013.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division decreased $2.0 million, or 1.8%, during 2015 compared to a decrease of $6.1 million, or 5.4%, during 2014.  Noninterest income for the General Banking Division represented 21.2% of total revenues for 2015, 21.0% for 2014 and 22.7% for 2013.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division decreased $7.4 million, or 2.1%, during 2015 compared to a decrease of $11.3 million, or 3.1%, during 2014.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2015, net income for the Wealth Management Division decreased $372 thousand, or 8.8%, compared to an increase of $661 thousand, or 18.6%, during 2014.  Net interest income for the Wealth Management Division declined $514 thousand, or 60.4%, during 2015 due to a decrease in the interest income earned on deposit accounts held by the Wealth Management Division.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $964 thousand, or 3.0%, during 2015, compared to an increase of $2.8 million, or 9.4% during 2014.  The decrease in noninterest income for the Wealth Management Division during 2015 was primarily attributable to declines in fixed annuity income and commissions generated by the brokerage services unit and trust management fees, partially offset by growth in asset management fees and variable annuity income generated by the brokerage services unit.  The increase in noninterest income for the Wealth Management Division during 2014 was primarily attributable to trust management fees on new business (principally in the personal trust group), the addition of BancTrust for a full twelve months and fixed annuity income generated by the brokerage services unit.  Noninterest expense decreased $1.4 million, or 5.2%, during 2015 compared to an increase of $2.0 million, or 8.2%, during 2014.  The decrease in noninterest expense for the Wealth Management Division during 2015 was principally due to a legal reserve recorded during 2014.  The increase in noninterest expense for the Wealth Management Division during 2014 was primarily due to increases in salaries and employee benefits expense.  The increase in salaries and benefits expense for the Wealth Management Division was primarily due to modest general merit increases, higher commission and trust incentive expense resulting from improved performance in the Wealth Management Division and the addition of BancTrust.

At December 31, 2015 and 2014, Trustmark held assets under management and administration of $10.697 billion and $10.161 billion and brokerage assets of $1.564 billion and $1.557 billion, respectively.

Insurance

Net income for the Insurance Division during 2015 increased $980 thousand, or 21.9%, compared to a decrease of $20 thousand, or 0.5%, during 2014.  Noninterest income for the Insurance Division increased $3.0 million, or 8.8%, during 2015, compared to an increase of $2.6 million, or 8.5%, during 2014.  The increase in insurance commissions during 2015 was due to new business commission volume primarily in commercial property and casualty and group health coverage, resulting from both a continued focus on new business and the recent addition of experienced account executives with an established book of business.  The increase in noninterest income during 2014 was due to new business commission volume primarily in group health and commercial property and casualty coverage.  General business activity continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Noninterest expense for the Insurance Division increased $1.5 million, or 5.5%, during 2015 and $2.6 million, or 10.8%, during 2014.  The increase in noninterest expense during 2015 was primarily due to higher commissions and salaries expense resulting from improved performance in the Insurance Division and modest general merit increases and higher services and fees expense resulting from increases in professional fees and software maintenance fees.  The increase in noninterest expense during 2014 was primarily due to higher commissions expense resulting from improved performance in the Insurance Division.

During 2015, business conditions improved slightly in the markets served by FBBI.  Trustmark performed an annual impairment test of the book value of capital held in the Insurance Division as of October 1, 2015, 2014, and 2013.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2015, Trustmark’s combined effective tax rate was 23.4% compared to 23.8% in 2014 and 24.0% in 2013.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., NMTC, low income housing tax credits and historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $10.791 billion, or 88.0% of total average assets, at December 31, 2015, compared with $10.445 billion, or 86.8% of total average assets, at December 31, 2014, an increase of $345.8 million, or 3.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio increased to 5.2 years at December 31, 2015, compared to 3.9 years at December 31, 2014.  The increase in the weighted-average life of the portfolio in 2015 was primarily due to lowering of the mortgage prepayment estimates.

When compared with December 31, 2014, total investment securities decreased by $12.0 million during 2015.  This decrease resulted primarily from declines in the fair market value of the available for sale securities.  Trustmark sold no securities during 2015, compared with $56.5 million during 2014, which generated a net gain of $300 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying balance sheets totaled $34.0 million ($21.0 million net of tax) compared to approximately $40.4 million ($24.9 million net of tax) at December 31, 2014.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At December 31, 2015, available for sale securities totaled $2.345 billion, which represented 66.4% of the securities portfolio, compared to $2.375 billion, or 67.0%, at December 31, 2014.  At December 31, 2015, unrealized gains, net on available for sale securities totaled $5.9 million compared to $22.6 million at December 31, 2014.  At December 31, 2015, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities, direct obligations of government agencies and GSEs and asset-backed securities and structured financial products.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2015, held to maturity securities totaled $1.188 billion and represented 33.6% of the total securities portfolio, compared with $1.171 billion, or 33.0%, at December 31, 2014.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at December 31, 2015, 2014 and 2013 ($ in thousands):

	December 31,
	2015	2014	2013
Securities available for sale
U.S. Treasury securities	$—	$100	$501
U.S. Government agency obligations
Issued by U.S. Government agencies	68,314	79,788	129,653
Issued by U.S. Government sponsored agencies	258	32,725	40,681
Obligations of states and political subdivisions	134,719	157,001	165,810
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,602	11,897	14,099
Issued by FNMA and FHLMC	222,899	199,599	239,880
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,584,338	1,655,733	1,300,375
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	278,429	184,394	235,317
Asset-backed securities and structured financial products	25,003	30,776	62,689
Total securities available for sale	$2,339,562	$2,352,013	$2,189,005

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$101,782	$100,971	$100,159
Obligations of states and political subdivisions	55,892	63,505	65,987
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	17,363	19,115	9,433
Issued by FNMA and FHLMC	10,368	11,437	12,724
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	820,012	834,176	837,393
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	182,401	141,481	143,032
Total securities held to maturity	$1,187,818	$1,170,685	$1,168,728

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2015, and the weighted-average yield for each range of maturities (tax equivalent basis) ($ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$—	—	$13,288	2.64%	$2,862	2.99%	$52,164	2.23%	$68,314
Issued by U.S. Government sponsored agencies	—	—	258	3.85%	—	—	—	—	258
Obligations of states and political subdivisions	20,805	3.48%	113,067	3.94%	847	3.85%	—	—	134,719
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	203	4.64%	2,542	2.13%	22,857	3.25%	25,602
Issued by FNMA and FHLMC	—	—	103	3.96%	78,447	2.83%	144,349	2.22%	222,899
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	4,564	2.61%	35,098	2.94%	1,544,676	2.50%	1,584,338
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	5,381	4.01%	83,841	2.84%	176,561	2.37%	12,646	3.12%	278,429
Asset-backed securities and structured financial products	—	—	—	—	6,644	1.43%	18,359	1.31%	25,003
Total securities available for sale	$26,186	3.59%	$215,324	3.40%	$303,001	2.54%	$1,795,051	2.47%	$2,339,562

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$—	—	$52,077	1.83%	$49,705	2.25%	$—	—	$101,782
Obligations of states and political subdivisions	6,301	5.69%	8,237	5.53%	41,354	5.24%	—	—	55,892
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	—	—	—	17,363	2.97%	17,363
Issued by FNMA and FHLMC	—	—	—	—	—	—	10,368	2.98%	10,368
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	—	—	—	—	820,012	2.04%	820,012
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	15,127	2.42%	112,641	2.30%	54,633	2.39%	182,401
Total securities held to maturity	$6,301	5.69%	$75,441	2.35%	$203,700	2.88%	$902,376	2.09%	$1,187,818

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

As of December 31, 2015, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2015 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,198,199	93.9%	$2,200,134	93.8%
Aa1 to Aa3	81,439	3.5%	83,995	3.6%
A1 to A3	1,713	0.1%	1,739	0.1%
Not Rated (1)	58,211	2.5%	59,554	2.5%
Total securities available for sale	$2,339,562	100.0%	$2,345,422	100.0%

Securities Held to Maturity
Aaa	$1,131,925	95.3%	$1,136,557	95.1%
Aa1 to Aa3	41,399	3.5%	43,903	3.6%
A1 to A3	817	0.1%	841	0.1%
Not Rated (1)	13,677	1.1%	14,066	1.2%
Total securities held to maturity	$1,187,818	100.0%	$1,195,367	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2015, approximately 93.8% of the available for sale securities and 95.3% of held to maturity securities were rated Aaa.

LHFS

At December 31, 2015, LHFS totaled $160.2 million, consisting of $124.2 million of residential real estate mortgage loans in the process of being sold to third parties and $36.0 million of GNMA optional repurchase loans.  At December 31, 2014, LHFS totaled $132.2 million, consisting of $91.2 million of residential real estate mortgage loans in the process of being sold to third parties and $41.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2014.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 5 – LHFI and Allowance for Loan Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan type for each year of the five-year period ended
December 31, 2015 ($ in thousands):

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$824,723	11.6%	$619,877	9.6%	$596,889	10.3%	$468,975	8.4%	$474,082	8.1%
Secured by 1-4 family residential properties	1,649,501	23.3%	1,634,397	25.4%	1,485,564	25.6%	1,497,480	26.8%	1,760,930	30.1%
Secured by nonfarm, nonresidential properties	1,736,476	24.5%	1,553,193	24.1%	1,415,139	24.4%	1,410,264	25.2%	1,425,774	24.3%
Other real estate secured	211,228	3.0%	253,787	3.9%	189,362	3.3%	189,949	3.4%	204,849	3.5%
Commercial and industrial loans	1,343,211	18.9%	1,270,350	19.7%	1,157,614	20.0%	1,169,513	20.9%	1,139,365	19.4%
Consumer loans	169,135	2.4%	167,964	2.6%	165,308	2.8%	171,660	3.1%	243,756	4.2%
State and other political subdivision loans	734,615	10.4%	602,727	9.3%	499,963	8.6%	443,665	7.9%	379,057	6.5%
Other loans	422,496	5.9%	347,174	5.4%	289,042	5.0%	241,248	4.3%	229,671	3.9%
LHFI	$7,091,385	100.0%	$6,449,469	100.0%	$5,798,881	100.0%	$5,592,754	100.0%	$5,857,484	100.0%

LHFI increased $641.9 million, or 10.0%, compared to December 31, 2014 primarily due to growth in construction lending in all of Trustmark’s market regions; increases in commercial real estate loans in the Alabama, Texas and Mississippi market regions and increases in state and other political subdivision loans and other loans in Trustmark’s Mississippi and Texas market regions.

LHFI secured by real estate increased $360.7 million, or 8.9%, during 2015 as growth in in the Alabama, Texas and Mississippi market regions was partially offset by declines in the Tennessee and Florida market regions.  The most significant growth was from LHFI secured by construction, land development and other land which increased $204.8 million, or 33.0%, during 2015, primarily due to growth in other construction loans and 1-4 family construction.  Other construction loans increased $185.7 million, or 68.7%, during 2015, due to growth across all five of Trustmark’s market regions.  During 2015, $152.9 million in other construction loans were moved to the appropriate permanent categories upon completion, including $101.4 million in non-owner occupied, $30.8 million in owner occupied and $20.7 million in multi-family residential.  Excluding all reclassifications between loan categories, growth in other construction loans was $330.9 million for 2015.  The 1-4 family construction loan portfolio increased $18.3 million, or 13.4%, during 2015, principally due to growth in Trustmark’s Alabama, Mississippi, Texas and Florida market regions.

The commercial real estate loan portfolio increased $183.3 million, or 11.8%, during 2015.  The increase in the commercial real estate loan portfolio was primarily attributable to increases in non-owner occupied loans in Trustmark’s Alabama, Texas and Mississippi market regions, principally due to construction loans moved to permanent financing, partially offset by declines in Trustmark’s Florida and Tennessee market regions, and increases in owner occupied loans in Trustmark’s Alabama, Mississippi, Florida and Texas market regions.  Other real estate secured LHFI decreased $42.6 million, or 16.8%, during 2015, primarily due to decreases in multi-family residential loans in the Mississippi and Tennessee market regions.

The commercial and industrial loan portfolio increased $72.9 million, or 5.7%, during 2015, principally in the Tennessee, Texas and Alabama market regions, partially offset by declines in the Mississippi market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At December 31, 2015 and 2014, energy-related LHFI had outstanding balances of approximately $213.0 million and $208.0 million, respectively, which represented approximately 3.0% of Trustmark’s total LHFI portfolio for both years.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $131.9 million, or 21.9%, during 2015 principally due to growth in traditional public finance loans, such as investments that entail the use of tax anticipation notes, public school improvements, facility improvements and renovations, in Trustmark’s Mississippi, Texas, Alabama and Tennessee market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $75.3 million, or 21.7%, during 2015, which primarily represented growth in Trustmark’s Mississippi, Texas and Alabama market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties as of December 31, 2015 and 2014 ($ in thousands):

	December 31,
	2015	2014
Home equity loans	$61,635	$60,952
Home equity lines of credit	376,998	355,402
Percentage of loans and lines for which Trustmark holds first lien	58.9%	57.2%
Percentage of loans and lines for which Trustmark does not hold first lien	41.1%	42.8%

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

In the following tables, LHFI reported by region (along with related nonperforming assets and net charge-offs) are associated with location of origination except for loans secured by 1-4 family residential properties (representing traditional mortgages) and credit cards.  These loans are included in the Mississippi market region because they are centrally analyzed and approved as part of a specific line of business located at Trustmark’s headquarters in Jackson, Mississippi.

The following table presents the LHFI composition by region at December 31, 2015 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$824,723	$125,498	$55,546	$313,173	$44,043	$286,463
Secured by 1-4 family residential properties	1,649,501	58,893	49,176	1,409,421	112,529	19,482
Secured by nonfarm, nonresidential properties	1,736,476	218,852	165,992	807,331	145,551	398,750
Other real estate secured	211,228	18,581	5,954	108,176	17,807	60,710
Commercial and industrial loans	1,343,211	107,549	12,763	702,876	220,294	299,729
Consumer loans	169,135	18,059	2,871	128,357	17,038	2,810
State and other political subdivision loans	734,615	45,559	27,361	513,481	24,784	123,430
Other loans	422,496	26,617	19,335	288,698	42,783	45,063
LHFI	$7,091,385	$619,608	$338,998	$4,271,513	$624,829	$1,236,437

Construction, Land Development and Other Land Loans by Region
Lots	$49,906	$6,655	$20,054	$16,671	$2,164	$4,362
Development	54,174	8,760	4,210	25,451	764	14,989
Unimproved land	109,681	8,799	18,485	43,945	18,698	19,754
1-4 family construction	155,008	30,226	9,317	75,090	1,826	38,549
Other construction	455,954	71,058	3,480	152,016	20,591	208,809
Construction, land development and other land loans	$824,723	$125,498	$55,546	$313,173	$44,043	$286,463

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$215,549	$51,801	$36,545	$69,580	$19,122	$38,501
Office	216,832	31,277	31,794	74,840	7,275	71,646
Nursing homes/assisted living	95,170	—	—	89,716	5,454	—
Hotel/motel	149,813	33,468	22,200	38,257	32,668	23,220
Industrial	70,422	7,053	8,493	9,994	3,949	40,933
Health care	24,515	530	871	23,111	3	—
Convenience stores	16,783	233	—	10,855	1,121	4,574
Other	186,930	20,452	17,992	80,627	3,902	63,957
Total non-owner occupied loans	976,014	144,814	117,895	396,980	73,494	242,831

Owner-occupied:
Office	119,550	9,506	20,902	59,584	8,971	20,587
Churches	93,227	8,049	2,267	45,311	28,212	9,388
Industrial warehouses	129,216	5,049	4,117	63,085	10,840	46,125
Health care	118,931	19,632	7,905	60,774	10,428	20,192
Convenience stores	81,653	6,787	1,798	47,007	2,802	23,259
Retail	29,568	2,482	5,648	15,884	2,822	2,732
Restaurants	28,214	2,466	1,768	22,624	—	1,356
Auto dealerships	10,842	8,246	105	2,491	—	—
Other	149,261	11,821	3,587	93,591	7,982	32,280
Total owner-occupied loans	760,462	74,038	48,097	410,351	72,057	155,919
Loans secured by nonfarm, nonresidential properties	$1,736,476	$218,852	$165,992	$807,331	$145,551	$398,750

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

At December 31, 2015, Trustmark held “alt A” mortgages with an aggregate principal balance of $1.4 million (0.03% of total LHFI secured by real estate at that date) compared to $1.5 million (0.04% of total LHFI secured by real estate at that date) at December 31, 2014.  These “alt A” loans have been originated by Trustmark as an accommodation to certain Trustmark customers for whom Trustmark determined that such loans were suitable under the purposes of the FNMA “alt A” program and under Trustmark’s loan origination standards.  Trustmark does not have any no-interest loans, other than a small number of loans made to customers that are charitable organizations, the aggregate amount of which is not material to Trustmark’s financial condition or results of operations.

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

The following table provides information regarding Trustmark’s LHFI maturities by loan type at December 31, 2015 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$514,109	$240,664	$69,950	$824,723
Secured by 1-4 family residential properties	502,543	230,516	916,442	1,649,501
Other real estate secured	675,087	995,771	276,846	1,947,704
Commercial and industrial loans	626,353	652,202	64,656	1,343,211
Consumer loans	47,993	117,787	3,355	169,135
Other loans	337,519	335,825	483,767	1,157,111
LHFI	$2,703,604	$2,572,765	$1,815,016	$7,091,385

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2015 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loan Type
Predetermined interest rates	$864,855	$2,207,513	$1,742,310	$4,814,678
Floating interest rates:
Loans which are at contractual floor	229,822	142,155	5,609	377,586
Loans which are free to float	1,608,927	223,097	67,097	1,899,121
Total floating interest rates	1,838,749	365,252	72,706	2,276,707
LHFI	$2,703,604	$2,572,765	$1,815,016	$7,091,385

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of December , 2015 and 2014 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	December 31, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$311,049	$513,674	$824,723
Secured by 1- 4 family residential properties	1,573,640	75,861	1,649,501
Secured by nonfarm, nonresidential properties	1,116,689	619,787	1,736,476
Other real estate secured	160,147	51,081	211,228
Commercial and industrial loans	611,198	732,013	1,343,211
Consumer loans	149,742	19,393	169,135
State and other political subdivision loans	682,028	52,587	734,615
Other loans	210,186	212,310	422,496
LHFI	$4,814,679	$2,276,706	$7,091,385

	December 31, 2014
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$215,204	$404,673	$619,877
Secured by 1- 4 family residential properties	1,528,993	105,404	1,634,397
Secured by nonfarm, nonresidential properties	1,003,544	549,649	1,553,193
Other real estate secured	153,261	100,526	253,787
Commercial and industrial loans	513,243	757,107	1,270,350
Consumer loans	148,926	19,038	167,964
State and other political subdivision loans	520,589	82,138	602,727
Other loans	184,968	162,206	347,174
LHFI	$4,268,728	$2,180,741	$6,449,469

Allowance for Loan Losses, LHFI

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

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Balance at beginning of period	$69,616	$66,448	$78,738	$89,518	$93,510
LHFI charged off:
Construction, land development and other land loans	(2,435)	(1,100)	(1,441)	(3,480)	(16,399)
Loans secured by 1-4 family residential properties	(2,473)	(2,505)	(1,298)	(5,532)	(9,271)
Loans secured by nonfarm, nonresidential properties	(1,439)	(390)	(1,002)	(5,410)	(3,896)
Other loans secured by real estate	(24)	(277)	(910)	(1,601)	(1,082)
Commercial and industrial loans	(8,081)	(2,092)	(1,371)	(6,922)	(4,299)
Consumer loans	(2,171)	(1,965)	(2,425)	(3,082)	(5,629)
State and other political subdivision loans	—	—	—	—	—
Other loans	(5,846)	(4,897)	(5,031)	(5,349)	(5,193)
Total charge-offs	(22,469)	(13,226)	(13,478)	(31,376)	(45,769)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	1,773	3,608	3,077	—	—
Loans secured by 1-4 family residential properties	920	922	427	435	447
Loans secured by nonfarm, nonresidential properties	605	944	225	—	—
Other loans secured by real estate	136	—	229	—	—
Commercial and industrial loans	1,761	2,657	2,298	3,916	2,703
Consumer loans	3,289	3,883	4,798	6,211	5,749
State and other political subdivision loans	—	—	—	—	—
Other loans	3,613	3,169	3,555	3,268	3,174
Total recoveries	12,097	15,183	14,609	13,830	12,073
Net (charge-offs) recoveries	(10,372)	1,957	1,131	(17,546)	(33,696)
Provision for loan losses, LHFI	8,375	1,211	(13,421)	6,766	29,704
Balance at end of period	$67,619	$69,616	$66,448	$78,738	$89,518

Percentage of net charge-offs (recoveries) during period to average loans (LHFS and LHFI) outstanding during the period	0.15%	-0.03%	-0.02%	0.30%	0.56%

At December 31, 2015, the allowance for loan losses, LHFI, was $67.6 million, a decrease of $2.0 million, or 2.9%, when compared with December 31, 2014.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, increased to 210.32% at December 31, 2015, compared to 180.95% at December 31, 2014 due to the decline in the balance of nonperforming LHFI, excluding impaired LHFI, during 2015.  Allocation of Trustmark’s $67.6 million allowance for loan losses, LHFI, represented 1.05% of commercial LHFI and 0.66% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.95% as of December 31, 2015.  This compares with an allowance to total LHFI of 1.08% at December 31, 2014, which was allocated to commercial LHFI at 1.23% and to consumer and mortgage LHFI at 0.67%.

Charge-offs exceeded recoveries for 2015 resulting in a net charge-off of $10.4 million, or 0.15% of average loans (LHFS and LHFI), compared to net recoveries of $2.0 million, or -0.03% of average loans (LHFS and LHFI), in 2014 and $1.1 million, or -0.02% of average loans (LHFS and LHFI), in 2013.  The increase in total net charge-offs during 2015 can be primarily attributed to an increase in charge-offs in the Mississippi market region, principally due to two large substandard credits that were charged off during 2015 which totaled $8.0 million, a decrease in recoveries of loans previously charged down, principally due to a $1.9 million decline in recoveries in the Mississippi market region and a $1.5 million decline in recoveries in the Florida market region, and an increase in charge-offs in the Texas market region as a result of a large substandard credit that was charged off during the third quarter of 2015.  The increase in net recoveries during 2014 can be primarily attributed to increases in recoveries resulting from impaired LHFI paid off in excess of the book value, net of previous charge-downs, principally in the Texas market region, which were partially offset by an increase in charge-offs of LHFI principally in the Mississippi market region.

The following table presents the net charge-offs (recoveries) for LHFI by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Alabama	$945	$403	$284
Florida	(968)	(3,364)	(3,047)
Mississippi	9,487	1,776	769
Tennessee	525	459	705
Texas	383	(1,231)	158
Total net charge-offs (recoveries)	$10,372	$(1,957)	$(1,131)

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for 2015 totaled 0.12% of average loans (LHFS and LHFI), compared with 0.02% of average loans (LHFS and LHFI) in 2014 and -0.23% of average loans (LHFS and LHFI) in 2013.  The increase in the provision for loan losses, LHFI during 2015 resulted primarily from changes to Trustmark’s allowance for loan loss methodology, an increase in charge-offs of LHFI, principally in the Mississippi and Texas market regions, a decline in recoveries on LHFI, principally in the Mississippi and Florida market regions, and a decline in the amount of reserves released, principally in the Texas and Florida market regions, compared to 2014.  The increase in the provision during 2014 was primarily a result of an increase in the amount of established reserves for both new and existing impaired LHFI compared to 2013, changes in the quantitative and qualitative reserve factors and other changes in the LHFI portfolio, such as balance changes due to pay-offs and risk rate changes.

During 2015, Trustmark made revisions to both the quantitative and qualitative portions of the allowance for loan loss methodology for commercial and consumer LHFI.  In total, these revisions resulted in an additional provision expense of $9.5 million during 2015.  For a complete description of the revisions made to Trustmark’s allowance for loan loss methodology during 2015, please see Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

The following table presents the provision for loan losses, LHFI, by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Alabama	$2,767	$2,544	$1,790
Florida	(2,122)	(5,726)	(12,092)
Mississippi	5,380	6,474	(155)
Tennessee	81	1,045	(980)
Texas	2,269	(3,126)	(1,984)
Total provision for loan losses, LHFI	$8,375	$1,211	$(13,421)

Net changes to the provision for loan losses, LHFI were highest in Trustmark’s Texas, Florida and Mississippi market regions when 2015 is compared to 2014.  The provision for loan losses, LHFI for the Texas market region increased $5.4 million during 2015 primarily due to a decline in the amount of reserves released compared to 2014, a large substandard credit that was charged off during 2015, increases in reserves required based on balance and risk rate changes of LHFI and the additional provision expense recorded during 2015 due to the changes in the allowance for loan loss methodology.  The $3.6 million increase in provision for the Florida market region was primarily due to the additional provision expense recorded during 2015 for changes in the allowance for loan loss methodology and a decline in recoveries, principally resulting from pay-downs received during 2014 of loans previously charged down partially offset by pay-downs received during 2015.  The provision for loan losses, LHFI for the Mississippi market region declined $1.1 million primarily due to a decline in the amount of reserves required based on the qualitative reserve factor calculation and an increase in charge-offs principally due to the charge off of two large substandard credits during 2015, partially offset by an increase in the amount of reserves required based on the quantitative reserve factor calculation, a decrease in the amount of recoveries received during 2015 compared to 2014 and the additional provision expense recorded during 2015 as a result of changes in the allowance for loan loss methodology.

Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in residential real estate developments.  Management believes that the construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of the nonperforming assets, excluding acquired loans and covered other real estate, by geographic market region for each year in the five-year period ended December 31, 2015 ($ in thousands):

	December 31,
	2015	2014	2013	2012	2011
Nonaccrual LHFI
Alabama	$1,776	$852	$14	$—	$—
Florida	5,180	11,091	12,278	19,314	23,002
Mississippi	40,754	57,129	42,307	38,960	46,746
Tennessee	5,106	5,819	4,390	8,401	15,791
Texas	2,496	4,452	6,249	15,688	24,919
Total nonaccrual LHFI	55,312	79,343	65,238	82,363	110,458
Other real estate
Alabama	21,578	21,196	25,912	—	—
Florida	29,579	35,324	34,480	18,569	29,963
Mississippi	14,312	17,397	22,766	27,771	19,483
Tennessee	9,974	10,292	12,892	17,589	16,879
Texas	1,734	8,300	10,489	14,260	12,728
Total other real estate, excluding covered other real estate	77,177	92,509	106,539	78,189	79,053
Total nonperforming assets	$132,489	$171,852	$171,777	$160,552	$189,511

Nonperforming assets/total loans (LHFS and LHFI) and ORE	1.81%	2.57%	2.84%	2.71%	3.08%

Loans Past Due 90 days or more
LHFI	$2,300	$2,764	$3,298	$6,378	$4,230
LHFS - Guaranteed GNMA services loans (1)	$21,812	$25,943	$21,540	$43,073	$39,379

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

During 2015, nonaccrual LHFI decreased $24.0 million, or 30.3%, relative to December 31, 2014 to total $55.3 million, or 0.76% of total LHFI and LHFS.  The decrease in nonaccrual LHFI was principally the result of substandard credits in Trustmark’s Mississippi, Florida and Texas market regions that were paid off, charged off, foreclosed or paid down partially offset by LHFI migrating to nonaccrual status during 2015.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual/Impaired LHFI” in Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

The following table illustrates nonaccrual LHFI by loan type for each year in the five-year period ended December 31, 2015 ($ in thousands):

	December 31,
	2015	2014	2013	2012	2011
Loans secured by real estate:
Construction, land development and other land	$6,123	$13,867	$13,327	$27,105	$40,413
Secured by 1-4 family residential properties	23,079	25,621	21,603	27,114	24,348
Secured by nonfarm, nonresidential properties	17,800	25,717	21,809	18,289	23,981
Other real estate secured	145	1,318	1,327	3,956	5,871
Commercial and industrial loans	7,622	12,104	6,286	4,741	14,148
Consumer loans	31	88	151	360	825
State and other political subdivision loans	—	—	—	—	—
Other loans	512	628	735	798	872
Total nonaccrual LHFI	$55,312	$79,343	$65,238	$82,363	$110,458

Other Real Estate, Excluding Covered Other Real Estate

At December 31, 2015, other real estate, excluding covered other real estate, totaled $77.2 million, a decrease of $15.3 million, or 16.6%, when compared with December 31, 2014.  The decrease in other real estate, excluding covered other real estate, was primarily due to properties sold in Trustmark’s Texas, Florida, Alabama and Mississippi market regions partially offset by properties foreclosed in the Alabama, Florida and Mississippi market regions.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	33,396	8,791	8,330	6,004	1,374	8,897
Disposals	(45,826)	(8,506)	(12,689)	(7,504)	(1,701)	(15,426)
Write-downs	(2,902)	(745)	(1,386)	(743)	9	(37)
Adjustments	—	842	—	(842)	—	—
Balance at end of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734

	Year Ended December 31, 2014
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489
Additions	37,428	8,489	16,353	12,146	440	—
Disposals	(43,802)	(10,167)	(14,684)	(15,684)	(1,078)	(2,189)
Write-downs	(7,656)	(3,122)	(825)	(1,747)	(1,962)	—
Adjustments	—	84	—	(84)	—	—
Balance at end of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300

	Year Ended December 31, 2013
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$78,189	$—	$18,569	$27,771	$17,589	$14,260
Additions (1)	80,256	33,909	33,401	7,622	3,708	1,616
Disposals	(45,545)	(6,921)	(16,583)	(12,730)	(4,649)	(4,662)
Write-downs	(6,361)	(1,076)	(907)	103	(3,756)	(725)
Balance at end of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489

(1)	Additions at December 31, 2013 included $40.1 million of other real estate acquired from BancTrust

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $5.9 million of BancTrust properties foreclosed during 2015, $665 thousand of write-downs of BancTrust other real estate and the sale of $8.3 million of BancTrust other real estate during 2015.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $11.9 million during 2015.  Other real estate, excluding covered other real estate, in Trustmark’s

Florida market region included $12.8 million of BancTrust properties foreclosed during 2014, $610 thousand of write-downs of BancTrust other real estate and the sale of $10.8 million of BancTrust other real estate during 2014.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $11.0 million during 2014.

The following table illustrates other real estate, excluding covered other real estate, by type of property for each year in the five-year period ended December 31, 2015 ($ in thousands):

	December 31,
	2015	2014	2013	2012	2011
Construction, land development and other land properties	$47,550	$61,015	$65,273	$46,957	$53,834
1-4 family residential properties	10,732	10,150	14,696	8,134	10,557
Nonfarm, nonresidential properties	16,717	19,696	26,433	22,760	13,883
Other real estate properties	2,178	1,648	137	338	779
Total other real estate, excluding covered other real estate	$77,177	$92,509	$106,539	$78,189	$79,053

Write-downs of other real estate, excluding covered other real estate, decreased $4.8 million during 2015, compared to an increase of $1.3 million during 2014 and a decrease of $242 thousand during 2013.  The decrease in write-downs on other real estate, excluding covered other real estate, during 2015 was the result of the $3.7 million decrease in the provision for other real estate write-downs due to provision recapture in Trustmark’s Alabama, Tennessee and Mississippi market regions as reserves for other real estate write-downs previously recorded were used or released during the year, partially offset by provision expense in the Florida market region and decreases in write-downs on other real estate that was revalued during the year, principally in the Tennessee, Florida and Mississippi market regions.  The increase in write-downs on other real estate, excluding covered other real estate, during 2014 was primarily the result of a $1.8 million increase in the reserve for write-downs of other real estate, principally in the Alabama market region, and write-downs on BancTrust related other real estate that was revalued during 2014, which were partially offset by declines in write-downs in the Tennessee and Texas market regions.  The increase in write-downs on other real estate, excluding covered other real estate, in the Mississippi market region during 2014 was principally due to reserves released during 2013.

The following table illustrates write-downs of other real estate, excluding covered other real estate, by region for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Alabama	$745	$3,122	$1,076
Florida	1,386	825	907
Mississippi	743	1,747	(103)
Tennessee	(9)	1,962	3,756
Texas	37	—	725
Total write-downs of other real estate, excluding covered other real estate	$2,902	$7,656	$6,361

For additional information regarding other real estate, including covered other real estate, see Note 10 – Other Real Estate and Covered Other Real Estate included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Acquired Loans

The table below provides the carrying value of the acquired loan portfolio by loan type for each year of the five-year period ended December 31, 2015 ($ in thousands):

	December 31,
	2015	2014	2013	2012	2011
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$41,623	$58,309	$98,928	$10,056	$—
Secured by 1-4 family residential properties	86,950	116,920	157,914	19,404	76
Secured by nonfarm, nonresidential properties	135,626	202,323	287,136	45,649	—
Other real estate secured	23,860	27,813	33,948	669	—
Commercial and industrial loans	55,075	88,256	149,495	3,035	69
Consumer loans	5,641	9,772	18,428	2,610	4,146
Other loans	23,936	22,390	24,141	100	72
Noncovered acquired loans	372,711	525,783	769,990	81,523	4,363
Less allowance for loan losses, acquired loans	11,259	10,541	7,249	1,885	—
Net noncovered acquired loans	$361,452	$515,242	$762,741	$79,638	$4,363

Covered loans:
Loans secured by real estate:
Construction, land development and other land	$1,021	$1,197	$2,363	$3,924	$4,209
Secured by 1-4 family residential properties	10,058	13,180	16,416	23,990	31,874
Secured by nonfarm, nonresidential properties	4,638	7,672	10,945	18,407	30,889
Other real estate secured	1,286	1,096	2,644	3,567	5,126
Commercial and industrial loans	624	277	394	747	2,971
Consumer loans	—	—	119	177	290
Other loans	73	204	1,335	1,229	1,445
Covered acquired loans	17,700	23,626	34,216	52,041	76,804
Less allowance for loan losses, acquired loans	733	1,518	2,387	4,190	502
Net covered acquired loans	$16,967	$22,108	$31,829	$47,851	$76,302

During 2015, noncovered and covered acquired loans declined $153.1 million, or 29.11%, and $5.9 million, or 25.1%, respectively, compared to balances at December 31, 2014.  The decrease in both noncovered and covered acquired loans during 2015 was primarily the result of pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $25.0 million to $30.0 million during the first quarter of 2016.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the first quarter of 2016.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.  For additional information regarding acquired loans, including changes in the net carrying value, see Note 6 – Acquired Loans included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.588 billion at December 31, 2015 compared to $9.698 billion at December 31, 2014, a decrease of $110.1 million, or 1.1%.  Growth in noninterest-bearing deposits totaled $250.1 million, or 9.1%, and was more than offset by a decline in interest-bearing deposits of $360.2 million, or 5.2%, during 2015.  The increase in noninterest-bearing deposits was attributable to growth in public, commercial and consumer demand deposit accounts.  The decrease in interest-bearing deposits resulted primarily from the decline in public interest checking accounts, partially offset by growth in consumer and commercial interest checking accounts, and declines in time deposits as a result of Trustmark’s continued efforts to reduce high-cost deposit balances and customers’ continued shift from longer-term commitments due to the low interest rate environment.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $853.7 million at December 31, 2015, a decrease of $15.0 million, or 1.7%, when compared with $868.6 million at December 31, 2014.  Federal funds purchased and securities sold under repurchase agreements totaled $441.0 million at December 31, 2015 compared to $443.5 million at December 31, 2014, a decrease of $2.5 million, or 0.6%.  Of these amounts $144.0 million and $213.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $297.0 million at December 31, 2015, an increase of $67.0 million when compared with $230.0 million at December 31, 2014, as Trustmark increased its upstream federal funds purchased as a less costly source of funding.  Other short-term borrowings decreased $12.5 million, or 2.9%, during 2015 primarily due to $6.8 million of outstanding short-term FHLB advances with the FHLB of Atlanta which matured during 2015 and a $5.0 million decline in GNMA loans eligible for repurchase. The decline in GNMA loans eligible for repurchase was due to $28.5 million of GNMA optional repurchase loans which were repurchased and subsequently sold during 2015 partially offset by GNMA loans which became eligible for repurchase during the 2015.  For additional information regarding Trustmark’s GNMA optional repurchase loans, please see the section captioned “LHFS.”  For additional information regarding Trustmark’s short-term FHLB advances, please see the section captioned “Liquidity.”

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

	2015	2014	2013
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$441,042	$443,543	$251,587
Weighted average interest rate at end of period	0.25%	0.10%	0.08%
Maximum amount outstanding at any month end during each period	$673,360	$692,242	$588,405
Average amount outstanding during each period	503,077	435,324	326,870
Weighted average interest rate during each period	0.16%	0.13%	0.12%

Short-term borrowings:
Amount outstanding at end of period	$412,617	$425,077	$66,385
Weighted average interest rate at end of period	0.58%	0.49%	2.03%
Maximum amount outstanding at any month end during each period	$858,827	$425,077	$92,450
Average amount outstanding during each period	415,081	173,759	60,381
Weighted average interest rate during each period	0.69%	0.87%	2.16%

Benefit Plans

Defined Benefit Plans

As disclosed in Note 15 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report, Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan), in which substantially all associates who began employment prior to 2007 participate.  The plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the plan, and vest upon three years of service.  Benefit accruals under the plan have been frozen since 2009, with the exception of certain associates covered through plans obtained in acquisitions that were subsequently merged into the Trustmark plan.  Other than the associates covered through these acquired plans that were merged into the Trustmark plan, associates have not earned additional benefits, except for interest as required by law, since the plan was frozen.  Current and former associates who participate in the plan retain their right to receive benefits that accrued before the plan was frozen.

As a result of the merger with BancTrust on February 15, 2013, Trustmark became the sponsor of the BancTrust Pension Plan, a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, Trustmark’s Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  On October 1, 2015, Trustmark received a favorable determination letter from the IRS with respect to the plan’s termination.  In addition, as required by law, a termination notice has been filed with the Pension Benefit Guaranty Corporation (PBGC), and it is not anticipated that the PBGC will raise any issues with respect to the plan’s termination.  During 2014, the assets of the BancTrust Pension plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.  As a result of the termination of the plan, Trustmark recognized a pre-tax gain of $1.2 million during 2014.

At December 31, 2015, the fair value of plan assets for Trustmark’s qualified defined benefit pension plan totaled $74.1 million and was exceeded by the projected benefit obligation of $91.4 million by $17.3 million.  Net periodic benefit cost equaled $4.9 million in 2015, compared with $1.5 million in 2014 and $5.4 million in 2013.
The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2015, 2014 and 2013, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.  For additional information regarding the assumptions used by Management, please refer to the section captioned “Critical Accounting Policies – Defined Benefit Plans.”

The range of potential contributions to the Trustmark Capital Accumulation Plan is determined annually by the plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2015, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan was zero.  For the plan year ending December 31, 2014, Trustmark contributed approximately $1.0 million to the Trustmark Capital Accumulation Plan prior to the passage of the Highway and Transportation Funding Act (HATFA).  HATFA extended the pension funding relief for several more years and was mandatory for 2014.  As a result of HATFA, there was no minimum required contribution for the plan year ending December 31, 2014; therefore, no additional contributions were made during 2014.  For the plan year ending December 31, 2016, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be zero; however, Management and the Board of Directors of Trustmark will monitor the plan throughout 2016 to determine any additional funding requirements by the plan’s measurement date.  A contribution of $334 thousand was required during 2014 for the BancTrust Pension Plan in order to complete the plan termination. Since the plan has terminated, there will be no additional contributions required in the future.

Supplemental Retirement Plans

As disclosed in Note 15 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report, Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The measurement date for the plan is December 31.  As a result of the BancTrust merger on February 15, 2013, Trustmark became the administrator of an additional nonqualified supplemental retirement plan, for which the plan benefits were frozen prior to the merger date.

At December 31, 2015, the accrued benefit obligation for the supplemental retirement plans equaled $57.8 million, while the net periodic benefit cost equaled $3.8 million in 2015, $3.4 million in 2014 and $3.8 million in 2013.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date, which is December 31.  The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2015, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” of Note 17 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Off-Balance Sheet Arrangements

Information required in this section is set forth under the heading “Lending Related” of Note 17 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Contractual Obligations

Trustmark is obligated to make payments under specific long-term and certain other binding contractual arrangements.  The following table provides a schedule of the amount of the payments due under those obligations as of December 31, 2015 ($ in thousands):

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,240,268	$369,309	$67,442	$3,023	$1,680,042
Securities sold under repurchase agreements	125,120	—	—	—	125,120
FHLB advances	350,000	500,081	—	1,074	851,155
Subordinated notes	49,969	—	—	—	49,969
Junior subordinated debt securities	—	—	—	61,856	61,856
Operating lease obligations	8,354	14,523	10,350	11,348	44,575
Total	$1,773,711	$883,913	$77,792	$77,301	$2,812,717

Capital Resources

At December 31, 2015, Trustmark’s total shareholders’ equity was $1.473 billion, an increase of $53.1 million, or 3.7%, from its level at December 31, 2014.  During 2015, shareholders’ equity increased primarily as a result of net income of $116.0 million, which was partially offset by common stock dividends of $62.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business – of this report.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2015, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2015, which Management believes have affected Trustmark’s or TNB’s present classification.

During 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes (the Notes).  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital.  Trustmark will continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 18 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data – of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2015 (Basel III) and December 31, 2014 (Basel I).

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2015, 2014 and 2013 were $0.92.  Trustmark’s dividend payout ratio for 2015, 2014 and 2013 was 53.5%, 50.3%, and 52.6%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2016 approximately $114.3 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2016 by Trustmark will be determined by Trustmark’s Board of Directors.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.628 billion for 2015 and represented approximately 78.5% of average liabilities and shareholders’ equity, compared to average deposits of $9.769 billion, which represented 81.2% of average liabilities and shareholders’ equity for 2014.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2015, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $42.3 million compared to $36.5 million at December 31, 2014.

At December 31, 2015, Trustmark had $297.0 million in upstream federal funds purchased, compared to $230.0 million at December 31, 2014. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided $350.0 million of outstanding short-term advances and $500.0 million of outstanding long-term advances at December 31, 2015 compared to $350.0 million of short-term advances and no long-term advances outstanding at December 31, 2014.  Trustmark chose to increase its use of FHLB advances with the FHLB of Dallas as a funding source for loan growth due to the favorable interest rates afforded by these advances as compared to other sources in the market.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.328 billion at December 31, 2015.  In addition, at December 31, 2015, Trustmark had $1.2 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $8.0 million at December 31, 2014.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At December 31, 2015, Trustmark had approximately $1.194 billion available in repurchase agreement capacity compared to $893.0 million at December 31, 2014.  The increase in repurchase agreement capacity at December 31, 2015, was primarily due to an increase in the unencumbered investment portfolio balance resulting from lower public deposit and repurchase balances.

Another borrowing source is the Discount Window.  At December 31, 2015, Trustmark had approximately $883.7 million available in collateral capacity at the Discount Window from pledges of commercial and industrial LHFI, compared with $955.3 million at December 31, 2014.  The decrease in Trustmark’s collateral capacity at the Discount Window was due primarily to adjustments by the Federal Reserve Bank of Atlanta to their loan pricing methodology and the release of securities pledged.

TNB has outstanding $50.0 million in aggregate principal amount of the Notes due December 15, 2016.  At December 31, 2015, the carrying amount of the Notes was $50.0 million.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2015, Trustmark had no shares of preferred stock issued and outstanding.

Liquidity position and strategy are reviewed regularly by Management and continuously adjusted in relationship to Trustmark’s overall strategy.  Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions.

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

Management continually develops and applies cost-effective strategies to manage these risks.  Management’s Asset/Liability Committee sets the day-to-day operating guidelines, approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors of Trustmark.  A key objective of the asset/liability management program is to quantify, monitor and manage interest rate risk and to assist Management in maintaining stability in the net interest margin under varying interest rate environments.

Derivatives

Trustmark uses financial derivatives for management of interest rate risk.  Management’s Asset/Liability Committee, in its oversight role for the management of interest rate risk, approves the use of derivatives in balance sheet hedging strategies.  The most common derivatives employed by Trustmark are interest rate lock commitments, forward contracts (both futures contracts and options on futures contracts), interest rate swaps, interest rate caps and interest rate floors.  As a general matter, the values of these instruments are designed to be inversely related to the values of the assets that they hedge (i.e., if the value of the hedged asset falls, the value of the related hedge rises).  In addition, Trustmark has entered into derivatives contracts as counterparty to one or more customers in connection with loans extended to those customers.  These transactions are designed to hedge interest rate, currency or other exposures of the customers and are not entered into by Trustmark for speculative purposes.  Increased federal regulation of the derivatives markets may increase the cost to Trustmark to administer derivatives programs.

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to the Trust throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark pays a fixed interest rate of 1.66% and receives a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the years ended December 31, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $160 thousand at December 31, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $495 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $298.6 million at December 31, 2015, with a positive valuation adjustment of $1.4 million, compared to $230.4 million, with a positive valuation adjustment of $285 thousand at December 31, 2014.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $264.5 million at December 31, 2015 compared to $288.5 million at December 31, 2014.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.9 million and $3.1 million for 2015 and 2014, respectively.  The net positive ineffectiveness was primarily due to the mortgage spread widening during 2015 coupled with a decline in mortgage rates compared to the tightening in the mortgage spread and higher mortgage rates during 2014.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $359.3 million related to this program, compared to $349.4 million as of December 31, 2014.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of December 31, 2015 and 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million and $1.9 million, respectively.  As of December 31, 2015, Trustmark had posted collateral of $2.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.8 million compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $19.1 million at December 31, 2014.  As of December 31, 2015 and 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million and $6.2 million, respectively.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2015 and 2014.

Trustmark’s participation in the derivatives markets is subject to increased federal regulation of these markets.  Trustmark believes that it may continue to use financial derivatives to manage interest rate risk and also to offer derivatives products to certain qualified commercial lending clients in compliance with the Volcker Rule.  However, the increased federal regulation of the derivatives markets has increased the cost to Trustmark of administering its derivatives programs.  Some of these costs (particularly compliance costs related to the Volcker Rule and other federal regulations) are expected to recur in the future.

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

Financial simulation models are the primary tools used by Management’s Asset/Liability Committee to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2015 and 2014.  At December 31, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2015	2014
+200 basis points	-0.5%	2.4%
+100 basis points	-0.3%	1.3%
-100 basis points	-6.7%	-5.8%

As shown in the table above, the interest rate shocks for 2015 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2016 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2015 and 2014.  At December 31, 2015 and 2014, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2015	2014
+200 basis points	0.6%	10.1%
+100 basis points	0.7%	6.2%
-100 basis points	-7.2%	-12.8%

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

At December 31, 2015, the MSR fair value was approximately $74.0 million, compared to $64.4 million at December 31, 2014.  The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2015, would be a decline in fair value of approximately $2.4 million and $2.6 million, respectively, compared to a decline in fair value of approximately $2.4 million and $2.0 million, respectively, at December 31, 2014.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trustmark Corporation:

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Jackson, Mississippi

February 23, 2016

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands except share data)

	December 31,
	2015	2014
Assets
Cash and due from banks (noninterest-bearing)	$277,751	$315,973
Federal funds sold and securities purchased under reverse repurchase agreements	250	1,885
Securities available for sale (at fair value)	2,345,422	2,374,567
Securities held to maturity (fair value: $1,195,367-2015; $1,182,846-2014)	1,187,818	1,170,685
Loans held for sale (LHFS)	160,189	132,196
Loans held for investment (LHFI)	7,091,385	6,449,469
Less allowance for loan losses, LHFI	67,619	69,616
Net LHFI	7,023,766	6,379,853
Acquired Loans:
Noncovered loans	372,711	525,783
Covered loans	17,700	23,626
Less allowance for loan losses, acquired loans	11,992	12,059
Net acquired loans	378,419	537,350
Net LHFI and acquired loans	7,402,185	6,917,203
Premises and equipment, net	195,656	200,781
Mortgage servicing rights	74,007	64,358
Goodwill	366,156	365,500
Identifiable intangible assets	27,546	33,234
Other real estate, excluding covered other real estate	77,177	92,509
Covered other real estate	1,651	6,060
FDIC indemnification asset	738	6,997
Other assets	562,350	568,685
Total Assets	$12,678,896	$12,250,633

Liabilities
Deposits:
Noninterest-bearing	$2,998,694	$2,748,635
Interest-bearing	6,589,536	6,949,723
Total deposits	9,588,230	9,698,358
Federal funds purchased and securities sold under repurchase agreements	441,042	443,543
Short-term borrowings	412,617	425,077
Long-term FHLB advances	501,155	1,253
Subordinated notes	49,969	49,936
Junior subordinated debt securities	61,856	61,856
Other liabilities	150,970	150,670
Total Liabilities	11,205,839	10,830,693

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 67,559,128 shares - 2015; 67,481,992 shares - 2014	14,076	14,060
Capital surplus	361,467	356,244
Retained earnings	1,142,908	1,092,120
Accumulated other comprehensive loss, net of tax	(45,394)	(42,484)
Total Shareholders' Equity	1,473,057	1,419,940
Total Liabilities and Shareholders' Equity	$12,678,896	$12,250,633

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

	Years Ended December 31,
	2015	2014	2013
Interest Income
Interest and fees on LHFS & LHFI	$274,433	$263,582	$258,550
Interest and fees on acquired loans	51,152	76,736	76,336
Interest on securities:
Taxable	80,730	80,148	72,818
Tax exempt	4,323	4,869	5,145
Interest on federal funds sold and securities purchased under reverse repurchase agreements	8	23	31
Other interest income	1,579	1,524	1,466
Total Interest Income	412,225	426,882	414,346
Interest Expense
Interest on deposits	12,598	15,323	19,718
Interest on federal funds purchased and securities sold under repurchase agreements	801	550	379
Other interest expense	7,061	5,673	5,762
Total Interest Expense	20,460	21,546	25,859
Net Interest Income	391,765	405,336	388,487
Provision for loan losses, LHFI	8,375	1,211	(13,421)
Provision for loan losses, acquired loans	3,425	6,171	6,039
Net Interest Income After Provision for Loan Losses	379,965	397,954	395,869
Noninterest Income
Service charges on deposit accounts	47,366	48,671	51,576
Bank card and other fees	28,298	32,966	35,961
Mortgage banking, net	30,176	24,780	33,504
Insurance commissions	36,424	33,468	30,826
Wealth management	31,369	32,343	29,480
Other, net	(484)	614	(7,973)
Securities gains, net	—	300	485
Total Noninterest Income	173,149	173,142	173,859
Noninterest Expense
Salaries and employee benefits	230,198	226,694	221,727
Services and fees	57,534	56,598	53,904
Net occupancy - premises	25,318	26,468	25,961
Equipment expense	23,859	23,860	24,538
ORE/Foreclosure expense	4,903	11,321	15,039
FDIC assessment expense	10,728	10,197	9,001
Other expense	49,122	53,867	65,561
Total Noninterest Expense	401,662	409,005	415,731
Income Before Income Taxes	151,452	162,091	153,997
Income taxes	35,414	38,529	36,937
Net Income	$116,038	$123,562	$117,060

Earnings Per Share
Basic	$1.72	$1.83	$1.75
Diluted	$1.71	$1.83	$1.75

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income per consolidated statements of income	$116,038	$123,562	$117,060
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities and transferred securities:
Unrealized holding (losses) gains arising during the period	(10,309)	10,933	(41,456)
Less: adjustment for net gains realized in net income	—	(185)	(299)
Change in net unrealized holding losses on securities transferred to held to maturity	3,918	3,711	(28,642)
Pension and other postretirement benefit plans:
Net change in prior service costs	154	154	155
Recognized net loss due to BancTrust termination	—	837	—
Recognized net loss due to lump sum settlements	1,371	559	1,374
Change in net actuarial loss	2,252	(13,374)	20,218
Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(812)	(1,387)	1,524
Less: adjustment for loss realized in net income	516	(1)	—
Other comprehensive (loss) income, net of tax	(2,910)	1,247	(47,126)
Comprehensive income	$113,128	$124,809	$69,934

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2013	64,820,414	13,506	285,905	984,563	3,395	1,287,369
Net income per consolidated statements of income	—	—	—	117,060	—	117,060
Other comprehensive loss, net of tax	—	—	—	—	(47,126)	(47,126)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,276)	—	(62,276)
Common stock issued, long-term incentive plan	307,696	64	7,149	(4,381)	—	2,832
Common stock issued, business combination	2,244,870	468	53,027	—	—	53,495
Compensation expense, long-term incentive plan	—	—	3,599	—	—	3,599
Balance, December 31, 2013	67,372,980	14,038	349,680	1,034,966	(43,731)	1,354,953
Net income per consolidated statements of income	—	—	—	123,562	—	123,562
Other comprehensive income, net of tax	—	—	—	—	1,247	1,247
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,474)	—	(62,474)
Common stock issued, long-term incentive plan	109,012	22	2,412	(3,934)	—	(1,500)
Compensation expense, long-term incentive plan	—	—	4,152	—	—	4,152
Balance, December 31, 2014	67,481,992	14,060	356,244	1,092,120	(42,484)	1,419,940
Net income per consolidated statements of income	—	—	—	116,038	—	116,038
Other comprehensive loss, net of tax	—	—	—	—	(2,910)	(2,910)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,605)	—	(62,605)
Common stock issued, long-term incentive plan	77,136	16	1,555	(2,645)	—	(1,074)
Compensation expense, long-term incentive plan	—	—	3,668	—	—	3,668
Balance, December 31, 2015	67,559,128	$14,076	$361,467	$1,142,908	$(45,394)	$1,473,057

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating Activities
Net income per consolidated statements of income	$116,038	$123,562	$117,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	11,800	7,382	(7,382)
Depreciation and amortization	37,056	36,072	37,153
Net amortization of securities	7,793	7,701	6,427
Securities gains, net	—	(300)	(485)
Gains on sales of loans, net	(17,953)	(10,762)	(26,422)
Deferred income tax provision	14,800	18,700	21,163
Proceeds from sales of loans held for sale	1,264,303	924,289	1,383,967
Purchases and originations of loans held for sale	(1,279,321)	(893,569)	(1,270,460)
Originations and sales of mortgage servicing rights, net	(17,598)	(12,293)	(18,481)
Increase in bank-owned life insurance	(4,824)	(4,728)	(1,446)
Net decrease in other assets	28,794	4,886	54,885
Net increase (decrease) in other liabilities	6,608	(6,010)	(2,319)
Other operating activities, net	4,391	16,337	7,523
Net cash provided by operating activities	171,887	211,267	301,183

Investing Activities
Proceeds from calls and maturities of securities held to maturity	126,546	93,471	13,374
Proceeds from calls and maturities of securities available for sale	479,927	405,186	766,858
Proceeds from sales of securities available for sale	—	56,814	227,930
Purchases of securities held to maturity	(107,679)	(90,114)	(35,045)
Purchases of securities available for sale	(504,920)	(631,713)	(1,227,860)
Net proceeds from (purchases of) bank-owned life insurance	648	—	(100,000)
Net decrease (increase) in federal funds sold and securities purchased under reverse repurchase agreements	1,635	5,368	(207)
Net increase in member bank stock	(18,480)	—	—
Net (increase) decrease in loans	(528,050)	(437,240)	18,266
Purchases of premises and equipment	(12,757)	(12,389)	(15,989)
Proceeds from sales of premises and equipment	3,061	4,641	4,168
Proceeds from sales of other real estate	48,898	48,119	46,267
Purchases of software	(8,741)	—	—
Investments in tax credit and other partnerships	(4,578)	(5,435)	(45,766)
Distributions received for investments in tax credit and other partnerships	—	7,037	—
Net cash received in business combination	—	—	89,037
Purchase of insurance book of business	(2,787)	—	—
Net cash used in investing activities	(527,277)	(556,255)	(258,967)

Financing Activities
Net (decrease) increase in deposits	(110,128)	(161,544)	223,131
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(2,501)	191,956	(37,242)
Net (decrease) increase in short-term borrowings	(7,293)	348,920	(20,858)
Proceeds from long-term FHLB advances	500,000	—	—
Payments on long-term FHLB advances	(94)	(156)	(531)
Redemption of junior subordinated debt securities	—	—	(33,000)
Common stock dividends	(62,605)	(62,474)	(62,276)
Common stock issued-net, long-term incentive plan	—	(1,307)	3,640
Excess tax expense from stock-based compensation arrangements	(211)	(195)	(808)
Net cash provided by financing activities	317,168	315,200	72,056

(Decrease) Increase in cash and cash equivalents	(38,222)	(29,788)	114,272
Cash and cash equivalents at beginning of year	315,973	345,761	231,489
Cash and cash equivalents at end of year	$277,751	$315,973	$345,761

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting period and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2016 actual conditions could vary from those anticipated, which could affect Trustmark’s results of operations and financial condition.  The allowance for loan losses, the amount and timing of expected cash flows from acquired loans and the Federal Deposit Insurance Corporation (FDIC) indemnification asset, the valuation of other real estate, the fair value of mortgage servicing rights, the valuation of goodwill and other identifiable intangibles, the status of contingencies and the fair values of financial instruments are particularly subject to change. Actual results could differ from those estimates.

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

Loans Held for Sale (LHFS)

Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Division are considered to be held for sale.  In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Mortgage LHFS in the secondary market that are hedged using fair value hedges are carried at estimated fair value on an aggregate basis.  Substantially, all mortgage LHFS are hedged.  These loans are primarily first-

lien mortgage loans originated or purchased by Trustmark.  Deferred loan fees and costs are reflected in the basis of LHFS and, as such, impact the resulting gain or loss when loans are sold.  Adjustments to reflect fair value and realized gains and losses upon ultimate sale of the loans are recorded in noninterest income in mortgage banking, net.

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

A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  If a LHFI is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All classes of commercial LHFI of $500,000 or more, which are classified as nonaccrual, are identified for impairment analysis (specifically evaluated impaired LHFI).  Specific impairment analysis on commercial nonaccrual LHFI under $500,000 is not performed due to the number and dollar amount of these types of loans.  Consistent with the policy for nonaccrual LHFI, interest payments on impaired LHFI are applied to principal.  Impaired LHFI, or portions thereof, are charged off when deemed uncollectible.

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

Trustmark’s allowance methodology is based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  The allowance for loan losses, LHFI consists of three components: (i) a historical valuation allowance determined in accordance with FASB ASC Topic 450, “Contingencies,” based on historical loan loss experience for LHFI with similar characteristics and trends, (ii) a specific valuation allowance determined in accordance with FASB ASC Topic 310 “Receivables,” based on probable losses on specific LHFI and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions and judgments as described below.

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of LHFI contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial LHFI for working capital purposes and non-working capital purposes, commercial real estate LHFI (which are further segregated into construction, land, lots and development, owner-occupied and non-owner occupied categories), 1-4 family LHFI and other consumer LHFI.  Within these pools, LHFI are further segregated based on Trustmark’s internal credit risk rating process that evaluates, among other things: the obligor’s ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness, and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each risk rate within loan groups based upon degree of risk.  Using third-party default data, average cumulative issuer-weighted global default rates by alphanumeric rating are aggregated by Trustmark’s commercial loan risk rates.  Management uses the long-term default rates to measure the relative risk across the risk rates while the 12-quarter quantitative loss rate sets the absolute level of allowance for loan loss reserve.  Further, given the volatility in the default data, the longer look-back period provides for a more stable allowance for loan loss estimate which better reflects the incremental risk across the risk rates.

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

The loss emergence period refers to the period of time between the events that trigger a loss and charge-off of that loss.  Losses are usually not immediately known and determining the loss event can be difficult.  It takes time for the borrower and extent of loss to be identified and determined.  Management may not be aware that the loss event has occurred until the borrower exhibits the inability to pay or other evidence of credit deterioration.  Based upon its analysis, Trustmark has determined that a 1.5 year loss emergence period is appropriate.

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

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI.  Factors considered include the following within Trustmark’s five key market regions:  the experience, ability, and effectiveness of Trustmark’s lending management and staff; adherence to Trustmark’s loans policies, procedures, and internal controls; the volume of exceptions relating to collateral, underwriting and financial documentation; credit concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results representing Trustmark’s qualitative risk profile in the current period which is used to establish an appropriate allowance.  During 2015, Trustmark revised the qualitative portion of the commercial and consumer LHFI allowance for loan loss methodology to incorporate the use of maximum observed gross historical losses observed through the last economic cycle as a way to calculate a maximum qualitative reserve limit.  The maximum observed gross historical losses as a percentage of the loan balances results in a maximum observed gross historical loss rate.  Once the quantitative component of the allowance for loan loss methodology is calculated, the quantitative reserve percentage is deducted from the maximum observed gross historical loss rate to determine the maximum possible qualitative reserve limit.  Management uses its qualitative factor evaluation process in conjunction with this maximum to determine the appropriate estimate of the qualitative considerations not captured by Trustmark’s historical loss rates.

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

For acquired impaired loans, Trustmark (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Under the effective yield method, the accretable yield is recorded as an accretion of interest income over the life of the loan.

Trustmark aggregates certain acquired impaired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired impaired loans, loans are first categorized by similar purpose, collateral and geographic region.  Within each category, the acquired impaired loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by Trustmark.  For consumer acquired impaired loans, the risk determinants include delinquency, delinquency history and FICO scores.  Statistical comparison of the pools reflect that each pool is comprised of acquired impaired loans generally of similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of Trustmark's expected cash flows from the acquired impaired loans.  An acquired impaired loan is removed from a pool of loans only if the loan is sold, foreclosed, payment is received in full satisfaction of the loan or the loan is fully charged off.  The acquired impaired loan is removed from the pool at the carrying value.

When an individual acquired impaired loan is removed from a pool of loans, the difference between its relative carrying amount and its cash, fair value of the collateral, or other assets received will be recognized as a gain or loss immediately in interest income on loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired impaired loans are not pooled and are accounted for individually.  Such acquired impaired loans are withheld from pools due to the inherent uncertainty of the timing and amount of their cash flows or because they are not a suitable similar constituent to the established pools.

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge to income through the provision for loan losses, acquired loans, and the establishment of an allowance for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income prospectively over the remaining life of the acquired impaired loans.  The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

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

Premises and Equipment, Net

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to ten years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.  There were no impairment losses on premises and equipment recorded during 2015, 2014 or 2013.

Mortgage Servicing Rights (MSR)

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSR when loans are sold and the associated servicing rights are retained.  Trustmark has elected to account for the MSR at fair value.

The fair value of the MSR is determined using discounted cash flow techniques benchmarked against third-party valuations.  Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates which are provided by a third-party firm.  Prepayment rates are projected using an industry standard prepayment model.  The model considers other key factors, such as a wide range of standard industry assumptions tied to specific portfolio characteristics such as remittance cycles, escrow payment requirements, geographic factors, foreclosure loss exposure, VA no-bid exposure, delinquency rates and cost of servicing, including base cost and cost to service delinquent mortgages.  Prevailing market conditions at the time of analysis are factored into the accumulation of assumptions and determination of servicing value.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank of Atlanta and the FHLB, are carried at cost.  Trustmark’s investment in member bank stock is included in other assets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  At December 31, 2015 and 2014, Trustmark’s investment in member bank stock totaled $62.6 million and $44.1 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2015, 2014 and 2013.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized throughout the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2015 or 2014.

Wealth Management

Assets under administration held by Trustmark in a fiduciary or agency capacity for customers are not included in the Trustmark’s consolidated balance sheets.  Investment management and trust fee income is recorded on a cash basis, which because of the regularity of the billing cycles, approximates the accrual method, in accordance with industry practice.

Derivative Financial Instruments

Trustmark maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings and cash flows caused by interest rate volatility.  Trustmark’s interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities so that changes in interest rates do not adversely affect the net interest margin and cash flows.  Under the guidelines of FASB ASC Topic 815, “Derivatives and Hedging,” all derivative instruments are required to be recognized as either assets or liabilities and carried at fair value on the balance sheet.  The fair value of derivative positions outstanding is included in other assets and/or other liabilities in the accompanying consolidated balance sheets and in the net change in these financial statement line items in the accompanying consolidated statements of cash flows as well as included in noninterest income in the accompanying consolidated statements of income and other comprehensive income (loss), net of tax in the accompanying consolidated statements of comprehensive income.  Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.

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

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Income taxes paid	$16,321	$13,710	$14,520
Interest expense paid on deposits and borrowings	20,733	22,268	25,715
Noncash transfers from loans to foreclosed properties (1)	32,782	39,778	41,042
Transfer of long-term FHLB advances to short-term	—	6,644	—
Assets acquired in business combination	—	—	1,845,543
Liabilities assumed in business combination	—	—	1,821,066

(1)	Includes transfers from covered loans to foreclosed properties.

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Basic shares	67,550	67,434	66,897
Dilutive shares	142	160	176
Diluted shares	67,692	67,594	67,073

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted-average antidilutive stock awards	1	32	333

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and (iii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-01 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2014-11, “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.”  Issued in June 2014, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, and for repurchase financing arrangements requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  ASU 2014-11 also requires disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  ASU 2014-11 requires interim and annual disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings, which include a disaggregation of the gross obligation by class of collateral pledged; the remaining contractual tenor of the agreements; and a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed.  The accounting changes and disclosure requirements for certain transactions accounted for as a sale in ASU 2014-11 became effective for Trustmark’s on January 1, 2014 and had no impact on Trustmark’s consolidated financial statements due to Trustmark’s existing policy of accounting for its repurchase agreements as secured borrowings.  The disclosures requirement for transactions accounted for as secured borrowings in ASU 2014-11 became effective for Trustmark on April 1, 2015.  For Trustmark, the adoption of ASU 2014-11 resulted in a change in presentation only for the newly required disclosures, which are included in Note 13 – Borrowings, and had no impact on Trustmark’s consolidated financial statements.

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

ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).”  Issued in January 2014, ASU 2014-04 clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loans, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure.  The amendments of ASU 2014-04 may be applied using either a modified retrospective transition method or a prospective transition method.  ASU 2014-04 became effective for Trustmark’s financial statements on January 1, 2015 and was applied using the prospective transition method.  For Trustmark, the adoption of ASU 2014-04 resulted in a change in presentation only for the newly required disclosures, which are included in Note 5 – LHFI and Allowance for Loan Losses, LHFI, and had no impact on Trustmark’s consolidated financial statements.

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

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2015 and 2014 were $82.1 million and $75.6 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2015 and 2014 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,314	$555	$(734)	$68,135	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	258	23	—	281	101,782	3,282	—	105,064
Obligations of states and political subdivisions	134,719	3,922	(32)	138,609	55,892	2,918	—	58,810
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,602	399	(189)	25,812	17,363	342	(49)	17,656
Issued by FNMA and FHLMC	222,899	2,956	(313)	225,542	10,368	311	—	10,679
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,584,338	9,541	(11,019)	1,582,860	820,012	4,951	(4,742)	820,221
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	278,429	2,689	(1,892)	279,226	182,401	1,700	(1,164)	182,937
Asset-backed securities and structured financial products	25,003	79	(125)	24,957	—	—	—	—
Total	$2,339,562	$20,164	$(14,304)	$2,345,422	$1,187,818	$13,504	$(5,955)	$1,195,367

December 31, 2014
U.S. Treasury securities	$100	$—	$—	$100	$—	$—	$—	$—
U.S. Government agency obligations
Issued by U.S. Government agencies	79,788	694	(826)	79,656	—	—	—	—
Issued by U.S. Government sponsored agencies	32,725	170	(77)	32,818	100,971	2,631	—	103,602
Obligations of states and political subdivisions	157,001	5,325	(68)	162,258	63,505	3,398	—	66,903
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	11,897	544	(14)	12,427	19,115	466	(16)	19,565
Issued by FNMA and FHLMC	199,599	4,842	—	204,441	11,437	471	—	11,908
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,655,733	16,664	(10,564)	1,661,833	834,176	6,440	(1,916)	838,700
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	184,394	4,968	(28)	189,334	141,481	1,750	(1,063)	142,168
Asset-backed securities and structured financial products	30,776	924	—	31,700	—	—	—	—
Total	$2,352,013	$34,131	$(11,577)	$2,374,567	$1,170,685	$15,156	$(2,995)	$1,182,846

During the fourth quarter of 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2015, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $34.0 million ($21.0 million, net of tax).

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment at December 31, 2015 and 2014 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$18,924	$(81)	$30,591	$(653)	$49,515	$(734)
Obligations of states and political subdivisions	4,289	(12)	2,842	(20)	7,131	(32)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	20,300	(222)	1,863	(16)	22,163	(238)
Issued by FNMA and FHLMC	82,177	(313)	—	—	82,177	(313)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,135,533	(8,832)	238,152	(6,929)	1,373,685	(15,761)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	238,668	(2,902)	11,090	(154)	249,758	(3,056)
Asset-backed securities and structured financial products	6,778	(125)	—	—	6,778	(125)
Total	$1,506,669	$(12,487)	$284,538	$(7,772)	$1,791,207	$(20,259)

December 31, 2014
U.S. Government agency obligations
Issued by U.S. Government agencies	$19,220	$(115)	$32,656	$(711)	$51,876	$(826)
Issued by U.S. Government sponsored agencies	9,948	(52)	9,956	(25)	19,904	(77)
Obligations of states and political subdivisions	8,431	(22)	3,800	(46)	12,231	(68)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,199	(22)	647	(8)	7,846	(30)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	537,033	(2,449)	395,342	(10,031)	932,375	(12,480)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	9,134	(3)	79,829	(1,088)	88,963	(1,091)
Total	$590,965	$(2,663)	$522,230	$(11,909)	$1,113,195	$(14,572)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2015. There were no other-than-temporary impairments for the years ended December 31, 2015, 2014 and 2013.

Security Gains and Losses

For the periods presented, gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2015	2014	2013
Proceeds from calls and sales of securities	$—	$56,815	$224,853
Gross realized gains	—	456	1,680
Gross realized losses	—	(156)	(1,195)

Securities Pledged

Securities with a carrying value of $2.157 billion and $2.457 billion at December 31, 2015 and 2014, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At December 31, 2015, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2015, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$20,805	$20,982	$6,300	$6,505
Due after one year through five years	113,325	117,050	60,315	61,936
Due after five years through ten years	16,997	17,562	91,059	95,433
Due after ten years	77,167	76,388	—	—
	228,294	231,982	157,674	163,874
Mortgage-backed securities	2,111,268	2,113,440	1,030,144	1,031,493
Total	$2,339,562	$2,345,422	$1,187,818	$1,195,367

Note 5 – LHFI and Allowance for Loan Losses, LHFI

At December 31, 2015 and 2014, LHFI consisted of the following ($ in thousands):

	December 31,
	2015	2014
Loans secured by real estate:
Construction, land development and other land	$824,723	$619,877
Secured by 1-4 family residential properties	1,649,501	1,634,397
Secured by nonfarm, nonresidential properties	1,736,476	1,553,193
Other real estate secured	211,228	253,787
Commercial and industrial loans	1,343,211	1,270,350
Consumer loans	169,135	167,964
State and other political subdivision loans	734,615	602,727
Other loans	422,496	347,174
LHFI	7,091,385	6,449,469
Less allowance for loan losses, LHFI	67,619	69,616
Net LHFI	$7,023,766	$6,379,853

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2015, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans and the recovery of a substantial portion of the carrying amount of other real estate are susceptible to changes in market conditions in these areas.

Related Party Loans

Trustmark makes loans in the normal course of business to certain executive officers and directors, including their immediate families and companies in which they are principal owners.  Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability at the time of the transaction.  At December 31, 2015 and 2014, total loans to these borrowers were $82.2 million and $95.2 million, respectively.  During 2015, $422.8 million of new loan advances were made, while repayments were $435.8 million.  In addition, decreases in loans due to changes in executive officers and directors totaled $3 thousand.

Nonaccrual/Impaired LHFI

At December 31, 2015 and December 31, 2014, the carrying amounts of nonaccrual LHFI, which are individually evaluated for impairment, were $55.3 million and $79.3 million, respectively.  Of this total, all commercial nonaccrual LHFI over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI were not specifically reviewed and not written down to fair value less cost to sell.  No material interest income was recognized in the income statement on impaired or nonaccrual LHFI for each of the years in the three-year period ended December 31, 2015.

All of Trustmark’s specifically evaluated impaired LHFI are collateral dependent loans.  At December 31, 2015 and December 31, 2014, specifically evaluated impaired LHFI totaled $26.5 million and $47.1 million, respectively.  These specifically evaluated impaired LHFI had a related allowance of $7.0 million and $11.3 million at the end of the respective periods.  For collateral dependent loans, when a loan is deemed impaired the full difference between the carrying amount of the loan and the most likely estimate of the collateral’s fair value less cost to sell is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $10.1 million, $137 thousand and $2.5 million for 2015, 2014 and 2013, respectively.  Provision expense on specifically evaluated impaired LHFI totaled $4.8 million and $3.5 million for 2015 and 2014, respectively, compared to provision recapture of $2.9 million for 2013.

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

At December 31, 2015 and December 31, 2014, nonaccrual LHFI not specifically reviewed for impairment and not written down to fair value less cost to sell, totaled $28.8 million and $32.2 million, respectively.  In addition, these nonaccrual LHFI had allocated allowance for loan losses of $2.0 million and $1.5 million at the end of the respective periods.

The following tables detail LHFI individually and collectively evaluated for impairment at December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$6,123	$818,600	$824,723
Secured by 1-4 family residential properties	23,079	1,626,422	1,649,501
Secured by nonfarm, nonresidential properties	17,800	1,718,676	1,736,476
Other real estate secured	145	211,083	211,228
Commercial and industrial loans	7,622	1,335,589	1,343,211
Consumer loans	31	169,104	169,135
State and other political subdivision loans	—	734,615	734,615
Other loans	512	421,984	422,496
Total	$55,312	$7,036,073	$7,091,385

	December 31, 2014
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$13,867	$606,010	$619,877
Secured by 1-4 family residential properties	25,621	1,608,776	1,634,397
Secured by nonfarm, nonresidential properties	25,717	1,527,476	1,553,193
Other real estate secured	1,318	252,469	253,787
Commercial and industrial loans	12,104	1,258,246	1,270,350
Consumer loans	88	167,876	167,964
State and other political subdivision loans	—	602,727	602,727
Other loans	628	346,546	347,174
Total	$79,343	$6,370,126	$6,449,469

At December 31, 2015 and 2014, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	December 31, 2015
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$11,113	$3,395	$2,728	$6,123	$909	$9,995
Secured by 1-4 family residential properties	27,678	283	22,796	23,079	1,230	24,350
Secured by nonfarm, nonresidential properties	20,387	8,037	9,763	17,800	3,402	21,758
Other real estate secured	160	—	145	145	15	732
Commercial and industrial loans	9,880	1,137	6,485	7,622	3,304	9,863
Consumer loans	34	—	31	31	—	59
State and other political subdivision loans	—	—	—	—	—	—
Other loans	642	—	512	512	128	570
Total	$69,894	$12,852	$42,460	$55,312	$8,988	$67,327

	December 31, 2014
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$20,849	$7,411	$6,456	$13,867	$2,767	$13,597
Secured by 1-4 family residential properties	31,151	1,650	23,971	25,621	450	23,612
Secured by nonfarm, nonresidential properties	27,969	12,868	12,849	25,717	2,787	23,763
Other real estate secured	1,594	—	1,318	1,318	52	1,322
Commercial and industrial loans	13,916	1,206	10,898	12,104	6,449	9,195
Consumer loans	152	—	88	88	—	120
State and other political subdivision loans	—	—	—	—	—	—
Other loans	734	—	628	628	259	682
Total	$96,365	$23,135	$56,208	$79,343	$12,764	$72,291

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At December 31, 2015, Trustmark held $1.0 million of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at December 31, 2015 totaled $83 thousand.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At December 31, 2015, 2014 and 2013, LHFI classified as TDRs totaled $9.7 million, $11.3 million and $14.8 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $5.9 million, $7.4 million and $11.1 million, respectively.  The remaining TDRs at December 31, 2015, 2014 and 2013 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.8 million at December 31, 2015, $1.7 million at December 31, 2014 and $1.6 million at December 31, 2013.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $806 thousand, $75 thousand and $816 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Year Ended December 31, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	13	$688	$688
Loans secured by nonfarm, nonresidential properties	5	3,613	3,613
Total	18	$4,301	$4,301

	Year Ended December 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	17	$1,248	$1,234

	Year Ended December 31, 2013
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	10	$498	$441
Loans secured by nonfarm, nonresidential properties	1	952	952
Commercial and industrial loans	2	944	937
Other loans	1	2,490	2,490
Total	14	$4,884	$4,820

	Years Ended December 31,
	2015		2014		2013
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	5	$260	1	$103	5	$345

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

The following tables detail LHFI classified as TDRs by loan type at December 31, 2015, 2014 and 2013 ($ in thousands):

	December 31, 2015
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land loans	$—	$869	$869
Secured by 1-4 family residential properties	1,426	2,424	3,850
Secured by nonfarm, nonresidential properties	809	3,662	4,471
Commercial and industrial loans	—	463	463
Total TDRs	$2,235	$7,418	$9,653

	December 31, 2014
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land loans	$—	$3,665	$3,665
Secured by 1-4 family residential properties	1,385	3,733	5,118
Secured by nonfarm, nonresidential properties	—	1,854	1,854
Other real estate secured	—	149	149
Commercial and industrial loans	—	509	509
Total TDRs	$1,385	$9,910	$11,295

	December 31, 2013
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land loans	$—	$6,247	$6,247
Secured by 1-4 family residential properties	1,320	4,201	5,521
Secured by nonfarm, nonresidential properties	—	2,292	2,292
Other real estate secured	—	167	167
Commercial and industrial loans	—	549	549
Total TDRs	$1,320	$13,456	$14,776

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$746,227	$—	$15,637	$529	$762,393
Secured by 1-4 family residential properties	125,268	345	7,525	190	133,328
Secured by nonfarm, nonresidential properties	1,680,846	2,031	52,485	361	1,735,723
Other real estate secured	205,097	—	4,768	—	209,865
Commercial and industrial loans	1,295,760	9,473	37,284	694	1,343,211
Consumer loans	—	—	—	—	—
State and other political subdivision loans	713,616	12,478	8,521	—	734,615
Other loans	414,089	183	2,663	375	417,310
Total	$5,180,903	$24,510	$128,883	$2,149	$5,336,445

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,158	$146	$—	$26	$62,330	$824,723
Secured by 1-4 family residential properties	1,485,914	7,565	2,058	20,636	1,516,173	1,649,501
Secured by nonfarm, nonresidential properties	753	—	—	—	753	1,736,476
Other real estate secured	1,363	—	—	—	1,363	211,228
Commercial and industrial loans	—	—	—	—	—	1,343,211
Consumer loans	166,681	2,182	242	30	169,135	169,135
State and other political subdivision loans	—	—	—	—	—	734,615
Other loans	5,186	—	—	—	5,186	422,496
Total	$1,722,055	$9,893	$2,300	$20,692	$1,754,940	$7,091,385

	December 31, 2014
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$518,944	$479	$37,022	$196	$556,641
Secured by 1-4 family residential properties	125,203	1,652	7,483	213	134,551
Secured by nonfarm, nonresidential properties	1,462,226	8,431	81,661	—	1,552,318
Other real estate secured	246,099	306	4,975	—	251,380
Commercial and industrial loans	1,239,247	4,245	26,133	719	1,270,344
Consumer loans	—	—	—	—	—
State and other political subdivision loans	589,653	7,550	5,524	—	602,727
Other loans	338,598	—	1,255	564	340,417
Total	$4,519,970	$22,663	$164,053	$1,692	$4,708,378

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,897	$199	$59	$81	$63,236	$619,877
Secured by 1-4 family residential properties	1,465,355	10,429	2,367	21,695	1,499,846	1,634,397
Secured by nonfarm, nonresidential properties	875	—	—	—	875	1,553,193
Other real estate secured	2,407	—	—	—	2,407	253,787
Commercial and industrial loans	—	5	1	—	6	1,270,350
Consumer loans	165,504	2,162	211	87	167,964	167,964
State and other political subdivision loans	—	—	—	—	—	602,727
Other loans	6,757	—	—	—	6,757	347,174
Total	$1,703,795	$12,795	$2,638	$21,863	$1,741,091	$6,449,469

Past Due LHFI

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$214	$—	$—	$214	$6,123	$818,386	$824,723
Secured by 1-4 family residential properties	6,203	1,800	2,058	10,061	23,079	1,616,361	1,649,501
Secured by nonfarm, nonresidential properties	437	88	—	525	17,800	1,718,151	1,736,476
Other real estate secured	—	—	—	—	145	211,083	211,228
Commercial and industrial loans	921	45	—	966	7,622	1,334,623	1,343,211
Consumer loans	1,835	347	242	2,424	31	166,680	169,135
State and other political subdivision loans	65	—	—	65	—	734,550	734,615
Other loans	68	—	—	68	512	421,916	422,496
Total	$9,743	$2,280	$2,300	$14,323	$55,312	$7,021,750	$7,091,385

(1)	Past due 90 days or more but still accruing interest.

	December 31, 2014
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$17	$60	$325	$13,867	$605,685	$619,877
Secured by 1-4 family residential properties	8,424	2,428	2,367	13,219	25,621	1,595,557	1,634,397
Secured by nonfarm, nonresidential properties	1,960	34	—	1,994	25,717	1,525,482	1,553,193
Other real estate secured	80	—	—	80	1,318	252,389	253,787
Commercial and industrial loans	2,491	306	126	2,923	12,104	1,255,323	1,270,350
Consumer loans	1,811	351	211	2,373	88	165,503	167,964
State and other political subdivision loans	—	—	—	—	—	602,727	602,727
Other loans	132	9	—	141	628	346,405	347,174
Total	$15,146	$3,145	$2,764	$21,055	$79,343	$6,349,071	$6,449,469

(1)	Past due 90 days or more but still accruing interest.

Past Due LHFS

LHFS past due 90 days or more totaled $21.8 million and $25.9 million at December 31, 2015 and 2014, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the GNMA.  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2014.

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

During 2015, the Loss Emergence Period (LEP), a component of the quantitative portion of the allowance for loan loss methodology for commercial LHFI, was revised to reflect a 1.5 year period rather than a one year period.  An additional provision of approximately $2.3 million was recorded in 2015 as result of this revision to the quantitative portion of the allowance for loan loss methodology for commercial LHFI.  The LEP refers to the period of time between the events that trigger a loss and a charge-off of that loss.  Losses are usually not immediately known, and determining the loss event can be challenging.  It takes time for the borrower and extent of loss to be identified and determined.  Trustmark may not be aware that the loss trigger has occurred until the borrower exhibits the inability to pay or other evidence of credit deterioration.  Trustmark considers the loss event to have occurred within a nine month period prior to the event of default.  The charge-off of the loss occurs within a ten month period after the event of default, resulting in a 1.5 year LEP.

During 2015, Trustmark also revised the quantitative portion of the allowance for loan loss methodology for commercial LHFI to incorporate third-party default data.  The default data is used in conjunction with each market/commercial loan pool’s loss rate and the commercial loan LEP in calculating a total quantitative loss factor for each risk rating within each market and pool.  The quantitative reserves are a result of the total quantitative loss factor multiplied by the outstanding balances within each loan group and risk rate.  An additional provision of approximately $1.3 million was recorded in 2015 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for commercial LHFI.

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

Each qualitative factor is converted to a scale ranging from 0 (No risk) to 100 (High Risk), other than the last two factors, which are applied on a dollar-for-dollar basis to ensure that the combination of such factors is proportional. The resulting ratings from the individual factors are weighted and summed to establish the weighted-average qualitative factor within each key market region.

During 2015, Trustmark eliminated caps and floors from the criticized risk grades in the qualitative portion and adjusted the Florida market region’s distribution factors in the qualitative and quantitative portions of the allowance for loan loss methodology for commercial LHFI.  The caps and floors for criticized risk ratings were eliminated in order to allow the risk associated with those credits to be reflected without constraint of pre-existing limits (caps or floors) on the risk ratings.  When the current allowance for loan loss methodology was originally established, the vast majority of the reserve for the Florida market region’s assets was covered by the quantitative features of the allowance for loan loss methodology due to the amount of gross charge-offs at that time and captured the vast majority of the embedded risk in the portfolio.  The distribution for the Florida market region was adjusted to be the same as Trustmark’s other key market regions since the credit metrics in the Florida market region now more closely resemble Trustmark as a whole.  The elimination of the caps and floors for criticized risk ratings in the qualitative portion of the allowance for loan loss methodology for commercial LHFI resulted in a provision recapture of $1.8 million in 2015.  The change in the Florida market region distribution resulted in an additional provision expense of $2.1 million related to the qualitative portion and an additional provision expense of $785 thousand related to the quantitative portion of the allowance for loan loss methodology for commercial LHFI in 2015.  Combined, these revisions to the allowance for loan loss methodology for commercial LHFI resulted in an additional provision of approximately $1.1 million recorded during 2015.

In addition, Trustmark revised the qualitative portion of the commercial LHFI allowance for loan loss methodology to incorporate the use of maximum observed gross historical losses as a way to calculate a maximum qualitative reserve limit.  The maximum observed gross historical losses for each market were observed for a three-year period reflecting the last economic downturn (i.e., 2008-2010).  The aggregate of these losses as a percentage of the three-year average commercial LHFI balance results in an entity wide maximum observed gross historical loss rate for commercial LHFI.  Once the quantitative component of the allowance for loan loss methodology is calculated, the quantitative reserve percentage is deducted from the maximum observed gross historical loss rate, resulting in the maximum possible qualitative reserve limit.  The overall Qualitative Risk Factor (QRF) percentage is calculated by weighting each market’s QRF and applied as a percentage to the maximum qualitative reserve limit.  The result is the amount of qualitative adjustment to be distributed to each market.   The distribution of qualitative reserves incorporates the nine separate commercial loan groups that are ranked in ascending order of risk by their respective weighted-average risk rates.  The distribution of the qualitative adjustment among the risk rates was derived by an analysis that determines the probability of future credit deterioration.  An additional provision of approximately $4.4 million was recorded in 2015 as a result of these revisions.

During 2015, Trustmark also revised the qualitative portion of the allowance for loan loss methodology for commercial LHFI regarding the loan facility risk component.  Loan facility risk embodies the nature, frequency and duration of the repayment structure as it pertains to the actual source of loan repayment.  The underlying loan structure and nature of the credit either is risk neutral for traditional structures or adds risk to the credit for any variance that represents additional credit risk from the traditional structures.  If the facility structure adds additional credit risk, qualitative reserves are added to individual loans based on their respective commercial loan pools.  Factors considered in assigning facility risk include whether the principal is amortizing or not amortizing, revolving or not revolving, the payment frequency and the duration of the payment structure.  In order to estimate the facility reserve for amortizing and interest only structures, loan level detail is used to estimate the incremental payment amount at risk, which is then assigned a reserve factor based upon probability of default, loss given default and the degree of deviation from the traditional structures.  A provision recapture of approximately $2.1 million was recorded in 2015 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for commercial LHFI.

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

The allowance for loan loss methodology segregates the consumer LHFI portfolio into homogeneous pools of loans that contain similar structure, repayment, collateral and risk profiles.  The five qualitative factors used for the direct consumer and junior lien on 1-4 family residential properties portfolio groups includes the following:

•	Residential Mortgage
•	Direct Consumer
•	Junior Lien on 1-4 Family Residential Properties
•	Credit Cards
•	Overdrafts

The historical loss experience for these pools is determined by calculating a 12-quarter rolling average of net charge-offs, which is applied to each pool to establish the quantitative aspect of the methodology.  Where, in Management’s estimation, the calculated loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each pool to establish the qualitative aspect of the methodology, which represents the perceived risks across the loan portfolio at the current point in time.  This qualitative methodology utilizes four separate factors made up of unique components that when weighted and combined produce an estimated level of reserve for each of the loan pools.  The four qualitative factors include the following:

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

During 2015, Trustmark revised the qualitative portion of the allowance for loan loss methodology for consumer LHFI by recalibrating the loss expectation component to be more representative of current conditions as well as recalculating the expected loss potential component, which reflects the consumer 12-quarter rolling average of net charge-offs, for each of the respective consumer loan groups.  An additional provision of $2.2 million was recorded in 2015 as a result of these revisions to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.

In addition, Trustmark revised the quantitative portion of the allowance for loan loss methodology for the consumer mortgage portfolio.  When the current allowance for loan loss methodology was originally established, the Florida market mortgages and non-Florida mortgages were treated separately due to the vast difference in loss experience.  Since the credit metrics in the Florida market region now more closely resemble Trustmark as a whole, the quantitative portion of the loan loss methodology was revised to no longer segregate the mortgage portfolio into Florida and non-Florida portions.  A provision recapture of approximately $455 thousand was recorded in 2015 as a result of this revision to the quantitative portion of the allowance for loan loss methodology for consumer LHFI.

During 2015, Trustmark also revised the qualitative portion of the consumer LHFI allowance for loan loss methodology to incorporate the use of maximum observed gross historical losses as a way to calculate a maximum qualitative reserve limit.  The maximum observed gross historical losses for each consumer loan portfolio were observed for a three-year period reflecting the last economic downturn (i.e., 2008-2010).  The aggregate of these losses as a percentage of the respective pool’s loan balance results in a maximum observed gross historical loss rate.  Once the quantitative component of the allowance for loan loss methodology is calculated, the quantitative reserve is deducted from the maximum observed gross historical loss rate, resulting in the maximum possible qualitative reserve limit.  The QRF percentage is calculated and applied as a percentage to the maximum qualitative reserve limit. The result is the amount of qualitative adjustment to be distributed to each consumer loan pool, with the exception of overdrafts due to their specific nature.  An additional provision of approximately $750 thousand was recorded in 2015 as a result of this revision to the qualitative portion of the allowance for loan loss methodology for consumer LHFI.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December31,
	2015	2014	2013
Balance at beginning of period	$69,616	$66,448	$78,738
Loans charged-off	(22,469)	(13,226)	(13,478)
Recoveries	12,097	15,183	14,609
Net (charge-offs) recoveries	(10,372)	1,957	1,131
Provision for loan losses, LHFI	8,375	1,211	(13,421)
Balance at end of period	$67,619	$69,616	$66,448

The following tables detail the balance in the allowance for loan losses, LHFI by loan type at December 31, 2015 and 2014, respectively ($ in thousands):

	2015
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$13,073	$(2,435)	$1,773	$(824)	$11,587
Secured by 1-4 family residential properties	9,677	(2,473)	920	2,554	10,678
Secured by nonfarm, nonresidential properties	18,523	(1,439)	605	3,874	21,563
Other real estate secured	2,141	(24)	136	214	2,467
Commercial and industrial loans	19,917	(8,081)	1,761	2,218	15,815
Consumer loans	2,149	(2,171)	3,289	(388)	2,879
State and other political subdivision loans	1,314	—	—	(505)	809
Other loans	2,822	(5,846)	3,613	1,232	1,821
Total allowance for loan losses, LHFI	$69,616	$(22,469)	$12,097	$8,375	$67,619

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$909	$10,678	$11,587
Secured by 1-4 family residential properties	1,230	9,448	10,678
Secured by nonfarm, nonresidential properties	3,402	18,161	21,563
Other real estate secured	15	2,452	2,467
Commercial and industrial loans	3,304	12,511	15,815
Consumer loans	—	2,879	2,879
State and other political subdivision loans	—	809	809
Other loans	128	1,693	1,821
Total allowance for loan losses, LHFI	$8,988	$58,631	$67,619

	2014
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$13,165	$(1,100)	$3,608	$(2,600)	$13,073
Secured by 1-4 family residential properties	9,633	(2,505)	922	1,627	9,677
Secured by nonfarm, nonresidential properties	19,672	(390)	944	(1,703)	18,523
Other real estate secured	2,080	(277)	—	338	2,141
Commercial and industrial loans	15,522	(2,092)	2,657	3,830	19,917
Consumer loans	2,405	(1,965)	3,883	(2,174)	2,149
State and other political subdivision loans	1,205	—	—	109	1,314
Other loans	2,766	(4,897)	3,169	1,784	2,822
Total allowance for loan losses, LHFI	$66,448	$(13,226)	$15,183	$1,211	$69,616

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$2,767	$10,306	$13,073
Secured by 1-4 family residential properties	450	9,227	9,677
Secured by nonfarm, nonresidential properties	2,787	15,736	18,523
Other real estate secured	52	2,089	2,141
Commercial and industrial loans	6,449	13,468	19,917
Consumer loans	—	2,149	2,149
State and other political subdivision loans	—	1,314	1,314
Other loans	259	2,563	2,822
Total allowance for loan losses, LHFI	$12,764	$56,852	$69,616

Note 6 – Acquired Loans

At December 31, 2015 and 2014, acquired loans consisted of the following ($ in thousands):

	December 31, 2015		December 31, 2014
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$41,623	$1,021	$58,309	$1,197
Secured by 1-4 family residential properties	86,950	10,058	116,920	13,180
Secured by nonfarm, nonresidential properties	135,626	4,638	202,323	7,672
Other real estate secured	23,860	1,286	27,813	1,096
Commercial and industrial loans	55,075	624	88,256	277
Consumer loans	5,641	—	9,772	—
Other loans	23,936	73	22,390	204
Acquired loans	372,711	17,700	525,783	23,626
Less allowance for loan losses, acquired loans	11,259	733	10,541	1,518
Net acquired loans	$361,452	$16,967	$515,242	$22,108

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2014	$639,656	$123,085	$30,166	$1,663
Accretion to interest income	44,575	1,706	4,052	1
Payments received, net	(216,378)	(42,284)	(12,396)	(30)
Other (2)	(29,724)	(2,102)	(1,733)	(484)
Less change in allowance for loan losses, acquired loans	(3,978)	686	415	454
Carrying value, net at December 31, 2014	434,151	81,091	20,504	1,604
Accretion to interest income	28,193	479	2,308	—
Payments received, net	(164,671)	(15,484)	(8,592)	(33)
Other (2)	(1,589)	—	391	—
Less change in allowance for loan losses, acquired loans	(718)	—	785	—
Carrying value, net at December 31, 2015	$295,366	$66,086	$15,396	$1,571

(1)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off, pool recovery and other terminations.

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

	Years Ended December 31,
	2015	2014
Accretable yield at beginning of period	$(77,149)	$(109,006)
Accretion to interest income	30,501	48,627
Disposals	10,013	16,383
Reclassification from nonaccretable difference (1)	(16,037)	(33,153)
Accretable yield at end of period	$(52,672)	$(77,149)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cashflows.

The following tables present the components of the allowance for loan losses on acquired impaired loans for the periods presented ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2015	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	3,854	(429)	3,425
Loans charged-off	(6,722)	(478)	(7,200)
Recoveries	3,586	122	3,708
Net charge-offs	(3,136)	(356)	(3,492)
Balance at December 31, 2015	$11,259	$733	$11,992

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	7,149	(978)	6,171
Loans charged-off	(6,274)	127	(6,147)
Recoveries	2,417	(18)	2,399
Net (charge-offs) recoveries	(3,857)	109	(3,748)
Balance at December 31, 2014	$10,541	$1,518	$12,059

	Noncovered	Covered	Total
Balance at January 1, 2013	$1,885	$4,190	$6,075
Provision for loan losses, acquired loans	7,367	(1,328)	6,039
Loans charged-off	(3,634)	(460)	(4,094)
Recoveries	1,631	(15)	1,616
Net charge-offs	(2,003)	(475)	(2,478)
Balance at December 31, 2013	$7,249	$2,387	$9,636

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$15,839	$253	$19,252	$3,874	$39,218
Secured by 1-4 family residential properties	22,272	27	5,033	331	27,663
Secured by nonfarm, nonresidential properties	106,924	2,301	25,690	711	135,626
Other real estate secured	19,346	—	3,777	731	23,854
Commercial and industrial loans	36,670	844	15,526	2,035	55,075
Consumer loans	—	—	—	—	—
Other loans	17,150	—	6,624	162	23,936
Total noncovered loans	218,201	3,425	75,902	7,844	305,372

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	235	—	588	119	942
Secured by 1-4 family residential properties	869	107	534	—	1,510
Secured by nonfarm, nonresidential properties	4,060	35	472	—	4,567
Other real estate secured	730	—	111	—	841
Commercial and industrial loans	560	22	42	—	624
Other loans	70	—	—	—	70
Total covered loans	6,524	164	1,747	119	8,554
Total acquired loans	$224,725	$3,589	$77,649	$7,963	$313,926

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (2)	Subtotal	Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,353	$24	$28	$—	$2,405	$41,623
Secured by 1-4 family residential properties	56,371	1,841	930	145	59,287	86,950
Secured by nonfarm, nonresidential properties	—	—	—	—	—	135,626
Other real estate secured	6	—	—	—	6	23,860
Commercial and industrial loans	—	—	—	—	—	55,075
Consumer loans	5,498	142	1	—	5,641	5,641
Other loans	—	—	—	—	—	23,936
Total noncovered loans	64,228	2,007	959	145	67,339	372,711

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	70	9	—	—	79	1,021
Secured by 1-4 family residential properties	7,472	314	762	—	8,548	10,058
Secured by nonfarm, nonresidential properties	71	—	—	—	71	4,638
Other real estate secured	445	—	—	—	445	1,286
Commercial and industrial loans	—	—	—	—	—	624
Other loans	3	—	—	—	3	73
Total covered loans	8,061	323	762	—	9,146	17,700
Total acquired loans	$72,289	$2,330	$1,721	$145	$76,485	$390,411

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2014
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$20,224	$280	$28,339	$5,821	$54,664
Secured by 1-4 family residential properties	30,796	760	8,466	388	40,410
Secured by nonfarm, nonresidential properties	157,753	3,452	39,408	1,710	202,323
Other real estate secured	22,754	92	4,864	95	27,805
Commercial and industrial loans	64,720	17	19,706	3,813	88,256
Consumer loans	—	—	—	—	—
Other loans	19,706	45	2,617	—	22,368
Total noncovered loans	315,953	4,646	103,400	11,827	435,826

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	—	—	955	102	1,057
Secured by 1-4 family residential properties	194	235	1,045	—	1,474
Secured by nonfarm, nonresidential properties	4,419	88	2,879	—	7,386
Other real estate secured	—	108	426	2	536
Commercial and industrial loans	145	24	108	—	277
Other loans	204	—	—	—	204
Total covered loans	4,962	455	5,413	104	10,934
Total acquired loans	$320,915	$5,101	$108,813	$11,931	$446,760

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (2)	Subtotal	Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$3,338	$25	$282	$—	$3,645	$58,309
Secured by 1-4 family residential properties	71,316	2,335	2,742	117	76,510	116,920
Secured by nonfarm, nonresidential properties	—	—	—	—	—	202,323
Other real estate secured	8	—	—	—	8	27,813
Commercial and industrial loans	—	—	—	—	—	88,256
Consumer loans	9,634	114	24	—	9,772	9,772
Other loans	22	—	—	—	22	22,390
Total noncovered loans	84,318	2,474	3,048	117	89,957	525,783

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	140	—	—	—	140	1,197
Secured by 1-4 family residential properties	10,925	473	308	—	11,706	13,180
Secured by nonfarm, nonresidential properties	286	—	—	—	286	7,672
Other real estate secured	525	—	35	—	560	1,096
Commercial and industrial loans	—	—	—	—	—	277
Other loans	—	—	—	—	—	204
Total covered loans	11,876	473	343	—	12,692	23,626
Total acquired loans	$96,194	$2,947	$3,391	$117	$102,649	$549,409

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At December 31, 2015 and 2014, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At December 31, 2015, approximately $1.0 million of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.1 million of acquired loans at December 31, 2014.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by loan type at December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$24	$114	$13,021	$13,159	$—	$28,464	$41,623
Secured by 1-4 family residential properties	1,544	636	1,220	3,400	387	83,163	86,950
Secured by nonfarm, nonresidential properties	192	195	5,913	6,300	144	129,182	135,626
Other real estate secured	9	—	737	746	—	23,114	23,860
Commercial and industrial loans	82	4	184	270	429	54,376	55,075
Consumer loans	119	23	1	143	—	5,498	5,641
Other loans	85	16	—	101	—	23,835	23,936
Total noncovered loans	2,055	988	21,076	24,119	960	347,632	372,711

Covered loans:
Loans secured by real estate:
Construction, land development and other land	9	—	119	128	—	893	1,021
Secured by 1-4 family residential properties	428	132	978	1,538	—	8,520	10,058
Secured by nonfarm, nonresidential properties	167	478	—	645	—	3,993	4,638
Other real estate secured	—	—	—	—	—	1,286	1,286
Commercial and industrial loans	—	—	—	—	51	573	624
Other loans	—	—	—	—	—	73	73
Total covered loans	604	610	1,097	2,311	51	15,338	17,700
Total acquired loans	$2,659	$1,598	$22,173	$26,430	$1,011	$362,970	$390,411

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2014
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$246	$7	$21,985	$22,238	$194	$35,877	$58,309
Secured by 1-4 family residential properties	2,576	981	5,162	8,719	422	107,779	116,920
Secured by nonfarm, nonresidential properties	89	865	13,275	14,229	—	188,094	202,323
Other real estate secured	—	—	604	604	—	27,209	27,813
Commercial and industrial loans	334	128	1,099	1,561	461	86,234	88,256
Consumer loans	86	29	24	139	—	9,633	9,772
Other loans	—	—	—	—	—	22,390	22,390
Total noncovered loans	3,331	2,010	42,149	47,490	1,077	477,216	525,783

Covered loans:
Loans secured by real estate:
Construction, land development and other land	—	—	376	376	—	821	1,197
Secured by 1-4 family residential properties	253	296	477	1,026	—	12,154	13,180
Secured by nonfarm, nonresidential properties	239	488	—	727	—	6,945	7,672
Other real estate secured	—	—	368	368	—	728	1,096
Commercial and industrial loans	—	—	42	42	67	168	277
Other loans	—	—	—	—	—	204	204
Total covered loans	492	784	1,263	2,539	67	21,020	23,626
Total acquired loans	$3,823	$2,794	$43,412	$50,029	$1,144	$498,236	$549,409

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 7 – Premises and Equipment, Net

At December 31, 2015 and 2014, premises and equipment consisted of the following ($ in thousands):

	December 31,
	2015	2014
Land	$57,334	$57,794
Buildings and leasehold improvements	200,475	198,739
Furniture and equipment	168,357	162,321
Total cost of premises and equipment	426,166	418,854
Less accumulated depreciation and amortization	230,510	218,073
Premises and equipment, net	$195,656	$200,781

Depreciation and amortization of premises and equipment totaled $14.0 million in 2015, $14.1 million in 2014 and $14.3 million in 2013.

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014
Balance at beginning of period	$64,358	$67,834
Origination of servicing assets	17,598	12,293
Change in fair value:
Due to market changes	1,578	(7,202)
Due to runoff	(9,527)	(8,567)
Balance at end of period	$74,007	$64,358

In the determination of the fair value of the MSR at the date of securitization, certain key economic assumptions are made.  For instance, Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2015, the fair value of the MSR included an assumed average prepayment speed of 9.32 CPR and an average discount rate of 10.35% compared to an assumed average prepayment speed of 11.51 CPR and an average discount rate of 10.29% at December 31, 2014.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2015, 2014 and 2013, Trustmark sold $1.246 billion, $913.5 million and $1.358 billion, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $18.0 million in 2015, $10.8 million in 2014 and $26.4 million in 2013.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans.  Trustmark’s mortgage loans serviced for others totaled $5.971 billion at December 31, 2015, compared with $5.636 billion at December 31, 2014.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.  The table below details the mortgage loans sold and serviced for others at December 31, 2015 and 2014 ($ in thousands):

	December 31,
	2015	2014
Federal National Mortgage Association	$3,750,685	$3,579,987
Government National Mortgage Association	2,111,797	1,948,565
Federal Home Loan Mortgage Corporation	67,817	80,551
Other	41,013	27,146
Total mortgage loans sold and serviced for others	$5,971,312	$5,636,249

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses, included in other noninterest expense, incurred by Trustmark during 2015, 2014 and 2013 were $315 thousand, $600 thousand and $1.6 million, respectively.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$1,170	$1,050	$7,800
Provision for putback expenses	315	600	1,561
Gains (Losses)	200	(480)	(4,756)
FNMA resolution	—	—	(3,555)
Balance at end of period	$1,685	$1,170	$1,050

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

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2015 and 2014 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2014	$328,483	$44,368	$372,851
Measurement period adjustment during 2014	(7,351)	—	(7,351)
Balance as of December 31, 2014	321,132	44,368	365,500
Goodwill from purchase of insurance book of business during 2015	—	656	656
Balance as of December 31, 2015	$321,132	$45,024	$366,156

Trustmark's General Banking segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  During 2014, Trustmark recorded a measurement period adjustment that decreased goodwill $7.4 million as a result of fair value adjustments to BancTrust’s assets and liabilities.

The Insurance segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  During 2015, Trustmark purchased an insurance book of business that increased goodwill $656 thousand for the Insurance segment.  Trustmark performed goodwill impairment tests for the General Banking and Insurance segments during 2015, 2014 and 2013. Based on these tests, Trustmark concluded that no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2015 and 2014, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$85,824	$61,603	$24,221	$85,824	$54,464	$31,360
Insurance intangibles	13,824	11,117	2,707	11,693	10,566	1,127
Banking charters	1,325	811	514	1,325	745	580
Borrower relationship intangible	690	586	104	690	523	167
Total	$101,663	$74,117	$27,546	$99,532	$66,298	$33,234

Trustmark recorded $7.8 million of amortization of identifiable intangible assets in 2015 and recorded $8.8 million in both 2014 and 2013.  Trustmark estimates that amortization expense for identifiable intangible assets will be $6.9 million in 2016, $5.9 million in 2017, $4.9 million in 2018, $3.8 million in 2019 and $2.5 million in 2020.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2015, 2014 or 2013.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets as of December 31, 2015 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$24,221	6.6
Insurance intangibles	2,707	15.0
Banking charters	514	7.7
Borrower relationship intangible	104	1.7
Total	$27,546	7.4

Note 10 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At December 31, 2015, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$92,509	$106,539	$78,189
Additions (1)	33,396	37,428	80,256
Disposals	(45,826)	(43,802)	(45,545)
Write-downs	(2,902)	(7,656)	(6,361)
Balance at end of period	$77,177	$92,509	$106,539

Gain (loss), net on the sale of other real estate included in ORE/Foreclosure expense	$3,995	$3,697	$(881)

(1)	For the year ended December 31, 2013, additions to other real estate includes $40.1 million of other real estate acquired from Trustmark’s merger with BancTrust on February 15, 2013.

At December 31, 2015 and 2014, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	December 31,
	2015	2014
Construction, land development and other land properties	$47,550	$61,015
1-4 family residential properties	10,732	10,150
Nonfarm, nonresidential properties	16,717	19,696
Other real estate properties	2,178	1,648
Total other real estate, excluding covered other real estate	$77,177	$92,509

At December 31, 2015 and 2014, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	December 31,
	2015	2014
Alabama	$21,578	$21,196
Florida	29,579	35,324
Mississippi (1)	14,312	17,397
Tennessee (2)	9,974	10,292
Texas	1,734	8,300
Total other real estate, excluding covered other real estate	$77,177	$92,509

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the periods presented, changes and gains, net on covered other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$6,060	$5,108	$5,741
Transfers from covered loans	266	2,851	1,934
FASB ASC 310-30 adjustment for the residual recorded investment	(880)	136	(345)
Net transfers from covered loans	(614)	2,987	1,589
Disposals	(2,526)	(1,232)	(1,442)
Write-downs	(1,269)	(803)	(780)
Balance at end of period	$1,651	$6,060	$5,108
Gain, net on the sale of covered other real estate included in ORE/Foreclosure expenses	$46	$24	$119

At December 31, 2015 and 2014, covered other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2015	2014
Construction, land development and other land properties	$638	$1,917
1-4 family residential properties	223	1,103
Nonfarm, nonresidential properties	399	2,296
Other real estate properties	391	744
Total covered other real estate	$1,651	$6,060

Note 11 – FDIC Indemnification Asset

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage) and appointed the FDIC as receiver.  On the same date, TNB entered into a purchase and assumption agreement with the FDIC in which

TNB agreed to assume all of the deposits and purchase essentially all of the assets of Heritage.  The FDIC and TNB also entered into a loss-share agreement covering substantially all loans and all other real estate acquired.  Under the loss-share agreement, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Pursuant to the provisions of the loss-share agreement, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreement should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreement.  TNB’s FDIC true-up provision totaled $2.5 million and $2.1 million at December 31, 2015 and 2014, respectively.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For 2015, 2014 and 2013, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other noninterest income for 2015, 2014 and 2013 included $2.6 million, $2.1 million and $2.5 million, respectively, of amortization of the FDIC indemnification asset.  Amortization of the FDIC indemnification asset resulted from improvements in the expected cash flows and lower loss expectations.  During 2015, 2014 and 2013, other noninterest income also included a reduction of the FDIC indemnification asset of $929 thousand, $800 thousand and $3.4 million, respectively, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

For the periods presented, changes in the FDIC indemnification asset were as follows ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of period	$6,997	$14,347	$21,774
Amortization	(2,583)	(2,074)	(2,469)
Transfers to FDIC claims	(2,715)	(4,443)	(851)
Change in expected cash flows	(536)	(517)	(3,472)
Change in FDIC true-up provision	(425)	(316)	(635)
Balance at end of period	$738	$6,997	$14,347

Note 12 – Deposits

At December 31, 2015 and 2014, deposits consisted of the following ($ in thousands):

	December 31,
	2015	2014
Noninterest-bearing demand	$2,998,694	$2,748,635
Interest-bearing demand	1,938,497	1,722,581
Savings	2,970,997	3,280,060
Time	1,680,042	1,947,082
Total	$9,588,230	$9,698,358

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest-bearing demand	$3,235	$3,151	$3,948
Savings	2,547	2,949	3,889
Time	6,816	9,223	11,881
Total	$12,598	$15,323	$19,718

The maturities of time deposits of $100,000 or more at December 31, 2015 and 2014 are as follows ($ in thousands):

	December 31,
	2015	2014
3 months or less	$151,339	$199,087
Over 3 months through 6 months	132,440	168,886
Over 6 months through 12 months	197,630	227,130
Over 12 months	193,914	222,119
Total	$675,323	$817,222

The maturities of interest-bearing deposits at December 31, 2015, are as follows ($ in thousands):

2016	$1,240,268
2017	295,723
2018	73,586
2019	38,962
2020 and thereafter	31,503
Total time deposits	1,680,042
Interest-bearing deposits with no stated maturity	4,909,494
Total interest-bearing deposits	$6,589,536

Note 13 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of December 31, 2015, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2015 ($ in thousands):

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$22,516
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	102,604
Total securities sold under repurchase agreements	$125,120

Short-Term Borrowings

At December 31, 2015 and 2014, short-term borrowings consisted of the following ($ in thousands):

	December 31,
	2015	2014
FHLB advances	$350,000	$356,758
Serviced GNMA loans eligible for repurchase	36,025	41,014
Other	26,592	27,305
Total short-term borrowings	$412,617	$425,077

At December 31, 2015, Trustmark had two outstanding short-term FHLB advances totaling $350.0 million with the FHLB of Dallas.  These outstanding advances with the FHLB of Dallas had fixed interest rates of 0.31% and balances of $100.0 million and $250.0 million.  At December 31, 2015, these advances had a weighted average remaining maturity of 13 days with a weighted-average cost of 0.31%.  Trustmark had four outstanding short-term FHLB advances totaling $350.0 million with the FHLB of Dallas at December 31, 2014.  All of the outstanding advances with the FHLB of Dallas had fixed rates and ranged from $50.0 million to $100.0 million with interest rates ranging from 0.10% to 0.18%.  At December 31, 2014, these advances had a weighted average remaining maturity of 9 days with a weighted-average cost of 0.14%.  At December 31, 2015 and 2014, Trustmark had $1.328 billion and $1.678 billion, respectively, available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2015, Trustmark had no outstanding short-term FHLB advances with the FHLB of Atlanta.  At December 31, 2014, Trustmark had two outstanding short-term FHLB advances with the FHLB of Atlanta.  All of the advances with the FHLB of Atlanta were assumed through the BancTrust merger.  The advances outstanding at December 31, 2014 had a weighted average remaining maturity of 297 days with a weighted-average cost of 3.96%.  These advances had balances of $80 thousand and $6.5 million with fixed interest rates of 6.95% and 3.92%, respectively.  A fair market value adjustment of $178 thousand associated with the BancTrust merger was included in the short-term FHLB advances at December 31, 2014.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Interest expense on short-term FHLB advances totaled $727 thousand in 2015, $197 thousand in 2014 and $6 thousand in 2013.

Long-Term FHLB Advances

At December 31, 2015, Trustmark had one outstanding long-term FHLB advance totaling $500.00 million with the FHLB of Dallas.  This advance reprices on a monthly basis and is set to mature on December 20, 2017.  This advance has a remaining maturity of 1.97 years and had an average cost of 0.32% during 2015.

At both December 31, 2015 and 2014, Trustmark had four outstanding long-term FHLB advances totaling $1.2 million with the FHLB of Atlanta, which were assumed through the BancTrust merger.  All of the advances outstanding had fixed interest rates ranging from 0.08% to 6.50% with outstanding balances ranging from $15 thousand to $868 thousand at December 31, 2015 and from $23 thousand to $913 thousand at December 31, 2014.  At December 31, 2015, these advances had a weighted average remaining maturity of 6.21 years with a weighted-average cost of 1.00%.  At December 31, 2014, these advances had a weighted average remaining maturity of 7.13 years with a weighted-average cost of 1.11%.  A fair market value adjustment of $3 thousand and $7 thousand associated with the BancTrust merger was included in the long-term FHLB advances at December 31, 2015 and 2014, respectively.  Trustmark’s long-term FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

Trustmark incurred $49 thousand of interest expense on long-term FHLB advances in 2015, compared to $45 thousand of interest expense in 2014 and $57 thousand of interest expense in 2013.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) due December 15, 2016.  Proceeds from the sale of the Notes were used for general corporate purposes.  At December 31, 2015 and 2014, the carrying amount of the Notes was $50.0 million and $49.9 million, respectively.  The Notes have not been, and are not required to be, registered with the SEC under the Securities Act of 1933, as amended.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes bear interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes has been paid in full.  Interest on the Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  Because the Notes, which are not redeemable prior to maturity, now have a remaining maturity of less than one year, none of the remaining balance qualified as Tier 2 capital for both TNB and Trustmark at December 31, 2015.

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

The debentures are subordinated to the prior payment of any other indebtedness of Trustmark that, by its terms, is not similarly subordinated.  The trust preferred securities are recorded as a long-term liability on Trustmark’s balance sheet; however, for regulatory purposes the trust preferred securities are treated as Tier 1 capital under the rules of the FRB, Trustmark’s primary federal regulatory agency.

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

At December 31, 2015 and 2014, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2015 and 2014, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2015, net income for the Trust equaled $38 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $37 thousand during 2014 and $38 thousand during 2013.  Dividends issued to Trustmark by the Trust during 2015 totaled $38 thousand, compared to $37 thousand during 2014 and $38 thousand during 2013.

Note 14 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
Current	2015	2014	2013
Federal	$18,448	$17,761	$14,537
State	2,166	2,068	1,237
Deferred
Federal	12,865	16,256	18,394
State	1,935	2,444	2,769
Income tax provision	$35,414	$38,529	$36,937

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Income tax computed at statutory tax rate	$53,008	$56,732	$53,899
Tax exempt interest	(5,908)	(5,612)	(5,222)
Nondeductible interest expense	119	107	121
State income taxes, net	1,408	2,933	2,604
Income tax credits	(15,283)	(15,212)	(15,755)
Other	2,070	(419)	1,290
Income tax provision	$35,414	$38,529	$36,937

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2015 and 2014, which are included in other assets ($ in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Loan purchase accounting	$26,049	$38,471
Other real estate	32,664	36,086
Allowance for loan losses	30,451	31,241
Deferred compensation	21,102	20,825
Realized built in losses	16,215	15,907
Securities	13,016	15,443
Pension and other postretirement benefit plans	14,433	14,904
Nonaccrual loans	3,137	3,372
Stock-based compensation	3,137	3,077
Other	15,820	17,833
Gross deferred tax asset	176,024	197,159
Valuation allowance	(8,650)	(8,650)
Deferred tax asset net of valuation allowance	167,374	188,509

Deferred tax liabilities:
Goodwill and other identifiable intangibles	26,651	28,010
Premises and equipment	21,257	20,813
Unrealized gains on securities available for sale	2,241	8,627
Mortgage servicing rights	9,924	7,747
Securities	1,474	1,353
Leases	106	625
Other	4,764	3,900
Gross deferred tax liability	66,417	71,075
Net deferred tax asset	$100,957	$117,434

Trustmark has evaluated the need for a valuation allowance and, based on the weight of the available evidence, has determined that it is more likely than not that a portion of deferred tax assets will not be realized due to limitations on the deductibility of built in losses in future years.  A valuation allowance, which was created as a result of the BancTrust merger in 2013 and reduced in 2014 as a result of measurement period adjustments,  has been established to reduce deferred tax assets to the amount that will more likely than not be realized in future years.  For additional information regarding the merger with BancTrust and the measurement period adjustments recorded, see Note 2 – Business Combinations.

The following table provides a summary of the changes during the 2015 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2015	$2,160
Increases due to tax positions taken during the current year	760
Decreases due to tax positions taken during a prior year	(495)
Decreases due to the lapse of applicable statute of limitations during the current year	(613)
Decreases due to settlements with taxing authorities during the current year	(92)
Balance at December 31, 2015	$1,720

Accrued interest, net of federal benefit, at December 31, 2015	$380

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2015	$1,321

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2009 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s qualified defined benefit pension plans (Trustmark Capital Accumulation Plan and BancTrust Pension Plan) ($ in thousands):

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$101,904	$128,974
Service cost	513	495
Interest cost	3,461	5,299
Actuarial (gain) loss	(2,807)	11,675
Benefits paid for BancTrust Pension Plan	—	(38,853)
Benefits paid for Trustmark Capital Accumulation Plan	(11,668)	(7,041)
Settlement loss from BancTrust termination	—	1,355
Benefit obligation, end of year	$91,403	$101,904

Change in plan assets:
Fair value of plan assets, beginning of year	$86,287	$126,142
Actual return on plan assets	(547)	4,632
Employer contributions	65	1,407
Benefit payments for BancTrust Pension Plan	—	(38,853)
Benefit payments for Trustmark Capital Accumulation Plan	(11,668)	(7,041)
Fair value of plan assets, end of year	$74,137	$86,287

Funded status at end of year - net liability	$(17,266)	$(15,617)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$24,927	$28,100

	Years Ended December 31,
	2015	2014	2013
Net periodic benefit cost:
Service cost	$513	$495	$595
Interest cost	3,461	5,299	4,758
Expected return on plan assets	(5,187)	(6,245)	(7,720)
Recognized net loss due to BancTrust termination	—	1,355	—
Recognized net loss due to lump sum settlements	2,221	905	2,225
Recognized net actuarial (gain) loss	3,878	(283)	5,516
Net periodic benefit cost	$4,886	$1,526	$5,374

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss - Total recognized in other comprehensive income (loss)	$(3,173)	$12,664	$(29,742)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,713	$14,190	$(24,368)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.86%	3.57%	4.30%
Discount rate for net periodic benefit cost	3.57%	4.30%	3.50%
Expected long-term return on plan assets	7.00%	7.50%	7.50%

Plan Assets

The weighted-average asset allocations by asset category for Trustmark’s qualified defined benefit pension plans at December 31, 2015 and 2014 are presented below.  Due to the termination and full distribution of the BancTrust Pension Plan during 2014, December 31, 2015 and 2014 includes only amounts related to the Trustmark Capital Accumulation Plan.

	December 31,
	2015	2014
Money market fund	3.6%	8.7%
Fixed income mutual funds	29.0%	11.9%
Equity mutual funds	16.1%	72.2%
Equity securities	51.3%	7.0%
Fixed income hedge fund	0.0%	0.2%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy, the qualified defined benefit pension plan’s assets measured at fair value at December 31, 2015 and 2014 ($ in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market fund	$2,678	$2,678	$—	$—
Fixed income mutual funds	21,472	21,472	—	—
Equity mutual funds	11,922	11,922	—	—
Equity securities	38,065	38,065	—	—
Total assets at fair value	$74,137	$74,137	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Money market fund	$7,544	$7,544	$—	$—
Fixed income mutual funds	10,267	10,267	—	—
Equity mutual funds	62,265	62,265	—	—
Equity securities	6,057	6,057	—	—
Fixed income hedge fund	154	—	—	154
Total assets at fair value	$86,287	$86,133	$—	$154

The following table sets forth a summary of changes in fair value of the Level 3 plan assets for the years ended December 31, 2015 and 2014 ($ in thousands):

Fixed Income Hedge Fund
Balance, January 1, 2014	$163
Change in fair value	(9)
Balance, December 31, 2014	154
Disposition	(154)
Balance, December 31, 2015	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2015.  The methodology and significant assumptions used in estimating the fair values presented above are as follows:

•	Money market fund approximates fair value due to its immediate maturity.
•	Fixed income hedge fund is valued in accordance with the valuation provided by the general partner of the underlying partnership.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, although Trustmark believes their valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Contributions

The range of potential contributions to the Trustmark Capital Accumulation Plan is determined annually by the plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2015, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan was zero.  For the plan year ending December 31, 2014, Trustmark contributed approximately $1.0 million to the Trustmark Capital Accumulation Plan prior to the passage of the Highway and Transportation Funding Act (HATFA).  HATFA extended the pension funding relief for several more years and was mandatory for 2014.  As a result of HATFA, there was no minimum required contribution for the plan year ending December 31, 2014; therefore, no additional contributions were made during 2014.  A contribution of $334 thousand was required during 2014 for the BancTrust Pension Plan in order to complete the plan termination. Since the plan has terminated, there will be no additional contributions required in the future.  For the plan year ending December 31, 2016, Trustmark’s minimum required contribution to the Trustmark Capital Accumulation Plan is expected to be zero; however, Management and the Board of Directors of Trustmark will monitor the plan throughout 2016 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for Trustmark’s Capital Accumulation Plan ($ in thousands):

Year	Amount
2016	$10,817
2017	8,082
2018	6,417
2019	6,158
2020	5,915
2021 - 2025	26,459

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2016 include a net loss of $4.6 million.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans ($ in thousands):

	December 31,
	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$59,744	$52,489
Service cost	431	296
Interest cost	2,082	2,198
Actuarial (gain) loss	(1,702)	7,392
Benefits paid	(2,789)	(2,631)
Benefit obligation, end of year	$57,766	$59,744
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	2,789	2,631
Benefit payments	(2,789)	(2,631)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(57,766)	$(59,744)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$18,548	$21,242
Prior service cost	1,609	1,860
Amounts recognized	$20,157	$23,102

	Years Ended December 31,
	2015	2014	2013
Net periodic benefit cost:
Service cost	$431	$296	$597
Interest cost	2,082	2,198	1,943
Amortization of prior service cost	250	250	250
Recognized net actuarial loss	992	661	1,038
Net periodic benefit cost	$3,755	$3,405	$3,828

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$(2,694)	$6,733	$(5,224)
Amortization of prior service cost	(250)	(250)	(250)
Total recognized in other comprehensive income (loss)	$(2,944)	$6,483	$(5,474)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$811	$9,888	$(1,646)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.86%	3.57%	4.30%
Discount rate for net periodic benefit cost	3.57%	4.30%	3.50%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2016	$3,071
2017	3,462
2018	3,610
2019	3,683
2020	3,865
2021 - 2025	19,685

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2016 include a loss of $864 thousand and prior service cost of $250 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation.  Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment.  Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions.  Trustmark’s contributions to this plan were $7.0 million in 2015, $6.7 million in 2014 and $6.8 million in 2013.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Plan).  On April 28, 2015, Trustmark shareholders approved an amended and restated version of the Plan, which was originally scheduled to expire on May 9, 2015.  The amended and restated provisions of the Plan are essentially the same as the previous version of the Plan, except that the number of shares available for issuance has been reduced.  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2015, the maximum number of shares of Trustmark’s common stock available for issuance under the Plan was 1,444,550 shares.

The following table summarizes the vesting periods for awards granted under the Plan (in years):

Vesting Period
Performance awards (includes achievement shares for grants after 2013)	3
Achievement shares from performance grants prior to 2013	3
Time-vested awards	3

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

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	181,195	$24.98	160,520	$25.20	159,583	$24.26
Granted	84,899	22.71	73,726	25.58	62,119	23.65
Released from restriction	(47,360)	24.97	(38,580)	25.40	(54,784)	24.15
Forfeited	(6,425)	24.97	(14,471)	24.86	(6,398)	25.42
Nonvested shares, end of year	212,309	$24.14	181,195	$24.98	160,520	$25.20

Time-Vested Awards

Trustmark’s time-vested awards are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes Trustmark’s time-vested award activity for the periods presented:

	Years Ended December 31,
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	263,905	$24.66	291,634	$24.48	317,573	$23.28
Granted	121,314	23.61	105,690	24.91	112,964	24.47
Released from restriction	(67,087)	24.31	(124,869)	24.74	(122,727)	24.40
Forfeited	(11,475)	24.22	(8,550)	24.77	(16,176)	25.14
Nonvested shares, end of year	306,657	$24.56	263,905	$24.66	291,634	$24.48

The following table presents information regarding compensation expense for awards under the Plan for the periods presented ($ in thousands):

					Weighted
					Average Life
	Recognized Compensation Expense			Unrecognized	of Unrecognized
	for Years Ended December 31,			Compensation	Compensation
	2015	2014	2013	Expense	Expense
Performance awards	$1,201	$1,065	$825	$1,271	1.71
Time-vested awards	2,467	3,087	2,774	2,781	1.78
Total	$3,668	$4,152	$3,599	$4,052

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2015 and 2014, Trustmark had unused commitments to extend credit of $2.873 billion and $2.489 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At December 31, 2015 and 2014, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $113.6 million and $132.8 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2015 and 2014, the fair value of collateral held was $30.5 million and $31.5 million, respectively.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2016 to 2029.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $9.3 million in 2015, $8.5 million in 2014 and $8.4 million in 2013.

At December 31, 2015, future minimum rental commitments under non-cancellable operating leases are as follows ($ in thousands):

Year	Amount
2016	$8,354
2017	7,773
2018	6,750
2019	5,445
2020	4,905
Thereafter	11,348
Total	$44,575

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in two lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline for the parties to complete briefing on class certification issues.  All parties have completed and filed briefing on the class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s fraudulent transfer claims.  The court denied the defendants’ motions to dismiss in all other regards.  On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for aiding, abetting, and participating in (i) violations of the Texas Securities Act and (ii) breaches of fiduciary duty.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC.  The Court has not yet ruled on the defendants’ motions to dismiss the SAC.

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

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  Both Stanford-related lawsuits are in their preliminary stages.

TNB has been named as a defendant in two separately filed but now consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints allege that the plaintiffs are vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs seek compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 9, 2015, the court granted TNB’s motion to add Mrs. Davis and Mr. W.K. Paine as cross-defendants.  Following a bench trial that concluded on January 20, 2016, the judge ordered the parties to enter into mandatory mediation.  On February 22, 2016, the mediator reported to the judge that the mediation had failed to resolve the matter.  The judge will next conduct a scheduling conference for a timeframe for the parties to submit findings of fact and conclusions of law to the court.  The judge will consider those submissions and then enter a ruling on the case at some point in the future.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested.  In accordance FASB ASC Topic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not both probable and reasonably estimable.

Note 18 – Shareholders’ Equity

Regulatory Capital

As of January 1, 2015, Trustmark and TNB were subject to revised capital requirements as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report.  Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2015, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2015.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2015, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2015 (Basel III) and December 31, 2014 (Basel I) ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,161,598	12.57%	4.50%	n/a
Trustmark National Bank	1,201,113	13.00%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,220,535	13.21%	6.00%	n/a
Trustmark National Bank	1,201,113	13.00%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,300,146	14.07%	8.00%	n/a
Trustmark National Bank	1,280,724	13.86%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,220,535	10.03%	4.00%	n/a
Trustmark National Bank	1,201,113	9.89%	4.00%	5.00%

At December 31, 2014:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,069,630	12.75%	n/a	n/a
Trustmark National Bank	1,108,399	13.24%	n/a	n/a

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,129,630	13.47%	4.00%	n/a
Trustmark National Bank	1,108,399	13.24%	4.00%	6.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,221,292	14.56%	8.00%	n/a
Trustmark National Bank	1,198,697	14.32%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,129,630	9.63%	4.00%	n/a
Trustmark National Bank	1,108,399	9.46%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2016 approximately $114.3 million plus its net income for that year to pay as dividends.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2015, 2014 and 2013 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to BancTrust termination, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2015:
Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$(16,695)	$6,386	$(10,309)
Reclassification adjustment for net gains realized in net income	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	6,345	(2,427)	3,918
Total securities available for sale and transferred securities	(10,350)	3,959	(6,391)
Pension and other postretirement benefit plans:
Net change in prior service costs	250	(96)	154
Recognized net loss due to lump sum settlements	2,221	(850)	1,371
Change in net actuarial loss	3,647	(1,395)	2,252
Total pension and other postretirement benefit plans	6,118	(2,341)	3,777
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(1,315)	503	(812)
Reclassification adjustment for loss realized in net income	836	(320)	516
Total cash flow hedge derivatives	(479)	183	(296)
Total other comprehensive loss	$(4,711)	$1,801	$(2,910)

Year Ended December 31, 2014:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$17,705	$(6,772)	$10,933
Reclassification adjustment for net gains realized in net income	(300)	115	(185)
Change in net unrealized holding loss on securities transferred to held to maturity	6,010	(2,299)	3,711
Total securities available for sale and transferred securities	23,415	(8,956)	14,459
Pension and other postretirement benefit plans:
Net change in prior service costs	249	(95)	154
Recognized net loss due to BancTrust termination	1,355	(518)	837
Recognized net loss due to lump sum settlements	905	(346)	559
Change in net actuarial loss	(21,657)	8,283	(13,374)
Total pension and other postretirement benefit plans	(19,148)	7,324	(11,824)
Cash flow hedge derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(2,246)	859	(1,387)
Reclassification adjustment for loss realized in net income	(2)	1	(1)
Total cash flow hedge derivatives	(2,248)	860	(1,388)
Total other comprehensive income	$2,019	$(772)	$1,247

Year Ended December 31, 2013:
Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$(67,135)	$25,679	$(41,456)
Reclassification adjustment for net gains realized in net income	(485)	186	(299)
Net unrealized holding loss on securities transferred to held to maturity	(46,383)	17,741	(28,642)
Total securities available for sale and transferred securities	(114,003)	43,606	(70,397)
Pension and other postretirement benefit plans:
Net change in prior service costs	251	(96)	155
Recognized net loss due to lump sum settlements	2,225	(851)	1,374
Change in net actuarial loss	32,742	(12,524)	20,218
Total pension and other postretirement benefit plans	35,218	(13,471)	21,747
Cash flow hedge derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	2,468	(944)	1,524
Total other comprehensive loss	$(76,317)	$29,191	$(47,126)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance at January 1, 2013	$44,935	$(41,540)	$—	$3,395
Other comprehensive (loss) income before reclassification	(70,098)	21,747	1,524	(46,827)
Amounts reclassified from accumulated other comprehensive loss	(299)	—	—	(299)
Net other comprehensive (loss) income	(70,397)	21,747	1,524	(47,126)
Balance at December 31, 2013	(25,462)	(19,793)	1,524	(43,731)
Other comprehensive income (loss) before reclassification	14,644	(11,824)	(1,387)	1,433
Amounts reclassified from accumulated other comprehensive loss	(185)	—	(1)	(186)
Net other comprehensive income (loss)	14,459	(11,824)	(1,388)	1,247
Balance at December 31, 2014	(11,003)	(31,617)	136	(42,484)
Other comprehensive (loss) income before reclassification	(6,391)	3,777	(812)	(3,426)
Amounts reclassified from accumulated other comprehensive loss	—	—	516	516
Net other comprehensive (loss) income	(6,391)	3,777	(296)	(2,910)
Balance at December 31, 2015	$(17,394)	$(27,840)	$(160)	$(45,394)

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

Trustmark estimates fair value of the MSR through the use of prevailing market participant assumptions and market participant valuation processes.  This valuation is periodically tested and validated against other third-party firm valuations.

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

Financial Assets and Liabilities

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2015 and 2014.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$68,416	$—	$68,416	$—
Obligations of states and political subdivisions	138,609	—	138,609	—
Mortgage-backed securities	2,113,440	—	2,113,440	—
Asset-backed securities and structured financial products	24,957	—	24,957	—
Securities available for sale	2,345,422	—	2,345,422	—
Loans held for sale	160,189	—	160,189	—
Mortgage servicing rights	74,007	—	—	74,007
Other assets - derivatives	3,611	(149)	2,647	1,113
Other liabilities - derivatives	3,929	1,220	2,709	—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$100	$—	$100	$—
U.S. Government agency obligations	112,474	—	112,474	—
Obligations of states and political subdivisions	162,258	—	162,258	—
Mortgage-backed securities	2,068,035	—	2,068,035	—
Asset-backed securities and structured financial products	31,700	—	31,700	—
Securities available for sale	2,374,567	—	2,374,567	—
Loans held for sale	132,196	—	132,196	—
Mortgage servicing rights	64,358	—	—	64,358
Other assets - derivatives	5,527	1,181	3,047	1,299
Other liabilities - derivatives	4,338	490	3,848	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(7,949)	6,900
Additions	17,598	—
Sales	—	(7,086)
Balance, December 31, 2015	$74,007	$1,113

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2015	$1,578	$(419)

Balance, January 1, 2014	$67,834	$126
Total net (loss) gain included in Mortgage banking, net (1)	(15,769)	4,554
Additions	12,293	—
Sales	—	(3,381)
Balance, December 31, 2014	$64,358	$1,299

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2014	$(7,202)	$587

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2015, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2015, Trustmark had outstanding balances of $26.5 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $47.1 million at December 31, 2014.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At December 31, 2015, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $33.4 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2015 compared with $37.4 million for the same period in 2014.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $7.9 million and $13.9 million for 2015 and 2014, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $44.5 million of foreclosed assets were remeasured during 2015 requiring write-downs of $2.9 million to reach their current fair values compared to $48.7 million of foreclosed assets that were remeasured during 2014, requiring write-downs of $7.7 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 and 2014 were as follows ($ in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$278,001	$278,001	$317,858	$317,858
Securities held to maturity	1,187,818	1,195,367	1,170,685	1,182,846
Level 3 Inputs:
Net LHFI	7,023,766	7,136,105	6,379,853	6,453,618
Net acquired loans	378,419	378,419	537,350	537,350
FDIC indemnification asset	738	738	6,997	6,997

Financial Liabilities:
Level 2 Inputs:
Deposits	9,588,230	9,592,531	9,698,358	9,702,864
Short-term liabilities	853,659	853,659	868,620	868,620
Long-term FHLB advances	501,155	501,160	1,253	1,263
Subordinated notes	49,969	51,405	49,936	53,504
Junior subordinated debt securities	61,856	49,021	61,856	46,392

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

Net LHFI

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above do not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2015 and 2014.

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

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the years ended December 31, 2015 and 2014, a net loss of $857 thousand compared to a net gain of $2.0 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the years ended December 31, 2015 and 2014 included $4.7 million and $1.1 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of December 31, 2015 and 2014 ($ in thousands):

	December 31,
	2015	2014
Fair value of LHFS	$124,165	$91,182
LHFS contractual principal outstanding	121,608	88,106
Fair value less unpaid principal	$2,557	$3,076

Note 20 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815 with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Preferred Capital Trust I throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark will pay a fixed interest rate of 1.66% and receive a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the years ended December 31, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $160 thousand at December 31, 2015 compared to an accumulated net after-tax gain of $136 thousand at December 31, 2014.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $495 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $264.5 million at December 31, 2015 compared to $288.5 million at December 31, 2014.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $1.9 million and $3.1 million for the years ended December 31, 2015 and 2014, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  On October 1, 2014, Trustmark elected to account for its mortgage LHFS under the fair value option in order to reduce the accounting volatility of related hedges.  As a result of this election, the forward sales contracts no longer qualify as derivative instruments designated as fair value hedges under FASB ASC Topic 815.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $190.5 million at December 31, 2015, with a positive valuation adjustment of $262 thousand, compared to $142.0 million at December 31, 2014, with a negative valuation adjustment of $1.0 million.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $108.1 million at December 31, 2015, with a positive valuation adjustment of $1.1 million, compared to $88.4 million at December 31, 2014, with a positive valuation adjustment of $1.3 million.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2015, Trustmark had interest rate swaps with an aggregate notional amount of $359.3 million related to this program, compared to $349.4 million as of December 31, 2014.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of December 31, 2015 and 2014, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.6 million and $1.9 million, respectively.  As of December 31, 2015, Trustmark had posted collateral of $2.2 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.8 million compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $19.1 million at December 31, 2014.  As of December 31, 2015 and 2014, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million and $6.2 million, respectively.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2015 and 2014.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2015 and 2014 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2015	2014
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(259)	$221

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(207)	$928
Exchange traded purchased options included in other assets	58	253
OTC written options (rate locks) included in other assets	1,113	1,299
Interest rate swaps included in other assets	2,888	2,804
Credit risk participation agreements included in other assets	18	22
Forward contracts included in other liabilities	(262)	1,014
Exchange traded written options included in other liabilities	1,220	490
Interest rate swaps included in other liabilities	2,954	2,813
Credit risk participation agreements included in other liabilities	17	21

	Years Ended December 31,
	2015	2014	2013
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(836)	$(2)	$—
Amount of (loss) gain recognized in mortgage banking, net	—	(2,534)	2,649

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$1,392	$11,038	$(10,459)
Amount of (loss) gain recognized in bank card and other fees	(49)	(223)	290

The following table discloses the amount included in other comprehensive income (loss) for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
Derivatives in cash flow hedging relationship
Amount of (loss) gain recognized in other comprehensive income (loss)	$(812)	$(1,387)	$1,524

Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2015 and 2014 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,629	$—	$2,629	$—	$—	$2,629

Offsetting of Derivative Liabilities
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,954	$—	$2,954	$—	$(1,195)	$1,759

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,025	$—	$3,025	$(347)	$—	$2,678

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,813	$—	$2,813	$(347)	$—	$2,466

Note 21 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  The General Banking Division is responsible for all traditional banking products and services, including loans and deposits.  The General Banking Division also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Division provides customized solutions for customers by integrating financial services with traditional banking products and services such as money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Through Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly owned subsidiary of TNB, Trustmark’s Insurance Division provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.  During 2014, Trustmark revised the composition of its operating segments by moving the Private Banking group from the Wealth Management Division to the General Banking Division as the result of a change in supervision of this group for segment reporting purposes.  Prior period amounts presented below include reclassifications to conform to the current period presentation.

The accounting policies of each reportable segment are the same as those of Trustmark except for its internal allocations. Noninterest expenses for back-office operations support are allocated to segments based on estimated uses of those services.  Trustmark measures the net interest income of its business segments with a process that assigns cost of funds or earnings credit on a matched-term basis.  This process, called “funds transfer pricing”, charges an appropriate cost of funds to assets held by a business unit, or credits the business unit for potential earnings for carrying liabilities.  The net of these charges and credits flows through to the General Banking Division, which contains the management team responsible for determining TNB’s funding and interest rate risk strategies.

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2015	2014	2013
General Banking
Net interest income	$391,092	$404,214	$387,586
Provision for loan losses, net	11,800	7,382	(7,382)
Noninterest income	105,477	107,457	113,571
Noninterest expense	348,270	355,693	367,031
Income before income taxes	136,499	148,596	141,508
Income taxes	29,761	33,726	32,499
General banking net income	$106,738	$114,870	$109,009

Selected Financial Information
Average assets	$12,196,144	$11,957,761	$11,463,945
Depreciation and amortization	$36,072	$35,038	$35,971

Wealth Management
Net interest income	$337	$851	$582
Noninterest income	31,245	32,209	29,446
Noninterest expense	25,346	26,733	24,713
Income before income taxes	6,236	6,327	5,315
Income taxes	2,386	2,105	1,754
Wealth Management net income	$3,850	$4,222	$3,561

Selected Financial Information
Average assets	$4,034	$1,821	$148
Depreciation and amortization	$183	$190	$157

Insurance
Net interest income	$336	$271	$319
Noninterest income	36,427	33,476	30,842
Noninterest expense	28,046	26,579	23,987
Income before income taxes	8,717	7,168	7,174
Income taxes	3,267	2,698	2,684
Insurance net income	$5,450	$4,470	$4,490

Selected Financial Information
Average assets	$70,017	$68,448	$66,876
Depreciation and amortization	$801	$844	$1,025

Consolidated
Net interest income	$391,765	$405,336	$388,487
Provision for loan losses, net	11,800	7,382	(7,382)
Noninterest income	173,149	173,142	173,859
Noninterest expense	401,662	409,005	415,731
Income before income taxes	151,452	162,091	153,997
Income taxes	35,414	38,529	36,937
Consolidated net income	$116,038	$123,562	$117,060

Selected Financial Information
Average assets	$12,270,195	$12,028,030	$11,530,969
Depreciation and amortization	$37,056	$36,072	$37,153

Note 22 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2015	2014
Assets:
Investment in banks	$1,518,292	$1,463,676
Other assets	17,339	18,663
Total Assets	$1,535,631	$1,482,339

Liabilities and Shareholders' Equity:
Accrued expense	$718	$543
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,473,057	1,419,940
Total Liabilities and Shareholders' Equity	$1,535,631	$1,482,339

Condensed Statements of Income	Years Ended December 31,
	2015	2014	2013
Revenue:
Dividends received from banks	$64,752	$64,351	$64,155
Earnings of subsidiaries over distributions	53,562	60,783	54,195
Other income	55	55	64
Total Revenue	118,369	125,189	118,414
Expense:
Other expense	2,331	1,627	1,354
Total Expense	2,331	1,627	1,354
Net Income	$116,038	$123,562	$117,060

Condensed Statements of Cash Flows	Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$116,038	$123,562	$117,060
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(53,562)	(60,783)	(54,195)
Other	(761)	(2,158)	962
Net cash provided by operating activities	61,715	60,621	63,827

Investing Activities:
Payment for investments in subsidiaries	—	—	(73,263)
Repayment for investments in subsidiaries	—	—	106,000
Net cash provided by investing activities	—	—	32,737

Financing Activities:
Repayments of advances from subsidiaries	—	—	(33,000)
Cash dividends paid on common stock	(62,605)	(62,474)	(62,276)
Other common stock transactions, net	(211)	(1,502)	2,832
Net cash used in financing activities	(62,816)	(63,976)	(92,444)
(Decrease) increase in cash and cash equivalents	(1,101)	(3,355)	4,120
Cash and cash equivalents at beginning of year	18,421	21,776	17,656
Cash and cash equivalents at end of year	$17,320	$18,421	$21,776

Trustmark (parent company only) paid income taxes of approximately $16.3 million in 2015, $13.7 million in 2014 and $14.5 million in 2013.  During 2015, interest paid was $837 thousand compared to no interest paid during 2014 or 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2015.

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

Management Report on Internal Control over Financial Reporting

The management of Trustmark is responsible for establishing and maintaining adequate internal control over financial reporting.  Trustmark’s internal control over financial reporting was designed under the supervision of the Chief Executive Officer and Treasurer (Principal Financial Officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with GAAP.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2015, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2015 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trustmark Corporation:

We have audited Trustmark Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Trustmark Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trustmark Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 23, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Jackson, Mississippi
February 23, 2016

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2015 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	212,309	$—	1,444,550
Equity compensation plans not approved by security holders	—	—	—
Total	212,309	$—	1,444,550

(1)

This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.

(2)	Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)

This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan as of December 31, 2015, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of KPMG LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2015 Annual Report to Shareholders and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data – herein by reference:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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

Trustmark Corporation Amended and Restated Stock and Incentive Compensation Plan, as amended and restated April 28, 2015.  Filed May 4, 2015, as Exhibit 10-f to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-g

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

Employment Agreement between Trustmark Corporation and Gerard R. Host dated September 14, 2010.  Filed September 14, 2010, as Exhibit 10-z to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-l

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

Form of Change in Control Agreement between Trustmark Corporation and certain executive officers.  Filed February 7, 2014, as Exhibit 10-ad to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-p

Form of Performance-Based Restricted Stock Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed January 8, 2016, as Exhibit 10-p to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-q

Form of Time-Based Restricted Stock Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed January 8, 2016, as Exhibit 10-q to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-r

Form of Time-Based Restricted Stock Agreement for Director (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed January 8, 2016, as Exhibit 10-r to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host
Gerard R. Host
President and Chief Executive Officer

DATE:	February 23, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 23, 2016	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 23, 2016	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 23, 2016	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE:	February 23, 2016	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Chairman and Director

DATE:	February 23, 2016	BY:	/s/ Louis E. Greer
Louis E. Greer, Treasurer, Principal Financial Officer
and Principal Accounting Officer

DATE:	February 23, 2016	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE:	February 23, 2016	BY:	/s/ David H. Hoster II
David H. Hoster II, Director

DATE:	February 23, 2016	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE:	February 23, 2016	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 23, 2016	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Director

DATE:	February 23, 2016	BY:	/s/ Leroy G. Walker, Jr.
Leroy G. Walker, Jr., Director

DATE:	February 23, 2016	BY:	/s/ William G. Yates III
William G. Yates III, Director