Form 10-Q
period 2016-03-31
TRUSTMARK CORP
filed 2016-05-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

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

As of April 30, 2016, there were 67,616,209 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues relating to the European financial system and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Cash and due from banks (noninterest-bearing)	$228,498	$277,751
Federal funds sold and securities purchased under reverse repurchase agreements	—	250
Securities available for sale (at fair value)	2,368,120	2,345,422
Securities held to maturity (fair value: $1,199,213-2016; $1,195,367-2015)	1,168,203	1,187,818
Loans held for sale (LHFS)	191,028	160,189
Loans held for investment (LHFI)	7,268,022	7,091,385
Less allowance for loan losses, LHFI	69,668	67,619
Net LHFI	7,198,354	7,023,766
Acquired loans:
Noncovered loans	349,781	372,711
Covered loans	14,974	17,700
Less allowance for loan losses, acquired loans	13,535	11,992
Net acquired loans	351,220	378,419
Net LHFI and acquired loans	7,549,574	7,402,185
Premises and equipment, net	194,453	195,656
Mortgage servicing rights	68,208	74,007
Goodwill	366,156	366,156
Identifiable intangible assets	25,751	27,546
Other real estate, excluding covered other real estate	71,806	77,177
Covered other real estate	496	1,651
FDIC indemnification asset	506	738
Other assets	542,397	562,350
Total Assets	$12,775,196	$12,678,896

Liabilities
Deposits:
Noninterest-bearing	$2,874,306	$2,998,694
Interest-bearing	6,759,337	6,589,536
Total deposits	9,633,643	9,588,230
Federal funds purchased and securities sold under repurchase agreements	466,436	441,042
Short-term borrowings	411,385	412,617
Long-term FHLB advances	501,124	501,155
Subordinated notes	49,977	49,969
Junior subordinated debt securities	61,856	61,856
Other liabilities	142,519	150,970
Total Liabilities	11,266,940	11,205,839

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,639,832 shares - 2016; 67,559,128 shares - 2015	14,093	14,076
Capital surplus	363,979	361,467
Retained earnings	1,151,757	1,142,908
Accumulated other comprehensive loss, net of tax	(21,573)	(45,394)
Total Shareholders' Equity	1,508,256	1,473,057
Total Liabilities and Shareholders' Equity	$12,775,196	$12,678,896

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest Income
Interest and fees on LHFS & LHFI	$72,286	$66,211
Interest and fees on acquired loans	7,022	15,078
Interest on securities:
Taxable	20,086	19,586
Tax exempt	973	1,163
Interest on federal funds sold and securities purchased under reverse repurchase agreements	1	—
Other interest income	230	393
Total Interest Income	100,598	102,431
Interest Expense
Interest on deposits	3,038	3,247
Interest on federal funds purchased and securities sold under repurchase agreements	431	143
Other interest expense	2,389	1,649
Total Interest Expense	5,858	5,039
Net Interest Income	94,740	97,392
Provision for loan losses, LHFI	2,243	1,785
Provision for loan losses, acquired loans	1,309	347
Net Interest Income After Provision for Loan Losses	91,188	95,260
Noninterest Income
Service charges on deposit accounts	11,081	11,085
Bank card and other fees	6,918	6,762
Mortgage banking, net	8,699	8,965
Insurance commissions	8,593	8,616
Wealth management	7,407	7,990
Other, net	888	(1,055)
Security losses, net	(310)	—
Total Noninterest Income	43,276	42,363
Noninterest Expense
Salaries and employee benefits	57,201	57,169
Services and fees	14,475	14,121
Net occupancy - premises	6,188	6,191
Equipment expense	6,094	5,974
ORE/Foreclosure expense	181	1,115
FDIC assessment expense	2,811	2,940
Other expense	11,994	11,706
Total Noninterest Expense	98,944	99,216
Income Before Income Taxes	35,520	38,407
Income taxes	8,517	9,259
Net Income	$27,003	$29,148

Earnings Per Share
Basic	$0.40	$0.43
Diluted	$0.40	$0.43

Dividends Per Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income per consolidated statements of income	$27,003	$29,148
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities and transferred securities:
Unrealized holding gains arising during the period	21,825	11,386
Less: adjustment for net losses realized in net income	191	—
Change in net unrealized holding loss on securities transferred to held to maturity	1,682	874
Pension and other postretirement benefit plans:
Net change in prior service costs	38	39
Recognized net loss due to lump sum settlement	261	257
Change in net actuarial loss	545	754
Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(820)	(608)
Less: adjustment for loss realized in net income	99	130
Other comprehensive income, net of tax	23,821	12,832
Comprehensive income	$50,824	$41,980

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2016	2015
Balance, January 1,	$1,473,057	$1,419,940
Net income per consolidated statements of income	27,003	29,148
Other comprehensive income, net of tax	23,821	12,832
Common stock dividends paid	(15,640)	(15,639)
Common stock issued-net, long-term incentive plan	(799)	(830)
Excess tax expense from stock-based compensation arrangements	(147)	(218)
Compensation expense, long-term incentive plan	961	851
Balance, March 31,	$1,508,256	$1,446,084

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income per consolidated statements of income	$27,003	$29,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses, net	3,552	2,132
Depreciation and amortization	8,721	9,080
Net amortization of securities	2,087	2,050
Securities losses, net	310	—
Gains on sales of loans, net	(2,591)	(3,713)
Deferred income tax provision	125	4,625
Proceeds from sales of loans held for sale	238,007	236,732
Purchases and originations of loans held for sale	(267,422)	(275,587)
Originations of mortgage servicing rights	(3,072)	(3,126)
Increase in bank-owned life insurance	(1,226)	(1,179)
Net (increase) decrease in other assets	(3,511)	2,275
Net decrease in other liabilities	(7,185)	(9,839)
Other operating activities, net	7,078	4,554
Net cash provided by (used in) operating activities	1,876	(2,848)

Investing Activities
Proceeds from calls and maturities of securities held to maturity	72,168	24,372
Proceeds from calls and maturities of securities available for sale	99,722	91,776
Proceeds from sales of securities available for sale	24,693	—
Purchases of securities held to maturity	(50,031)	(6,738)
Purchases of securities available for sale	(113,654)	(112,367)
Net proceeds from bank-owned life insurance	604	—
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	250	1,885
Net decrease in member bank stock	8,280	14,100
Net (increase) decrease in loans	(153,989)	78,479
Purchases of premises and equipment	(2,814)	(2,790)
Proceeds from sales of premises and equipment	—	1,300
Proceeds from sales of other real estate	10,328	10,632
Purchases of software	(1,565)	—
Investments in tax credit and other partnerships	(46)	(38)
Net cash (used in) provided by investing activities	(106,054)	100,611

Financing Activities
Net increase in deposits	45,413	208,632
Net increase in federal funds purchased and securities sold under repurchase agreements	25,394	79,644
Net decrease in short-term borrowings	(65)	(350,051)
Payments on long-term FHLB advances	(30)	(30)
Common stock dividends	(15,640)	(15,639)
Common stock issued-net, long-term incentive plan	—	(830)
Excess tax expense from stock-based compensation arrangements	(147)	(218)
Net cash provided by (used in) financing activities	54,925	(78,492)

(Decrease) Increase in cash and cash equivalents	(49,253)	19,271
Cash and cash equivalents at beginning of period	277,751	315,973
Cash and cash equivalents at end of period	$228,498	$335,244

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2015 Annual Report on Form 10-K.

Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of these consolidated financial statements have been included.   The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2016 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations.  Actual results could differ from those estimates.

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2016 and December 31, 2015 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$63,787	$522	$(495)	$63,814	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	258	28	—	286	63,085	3,437	—	66,522
Obligations of states and political subdivisions	131,464	4,197	(6)	135,655	54,278	3,116	—	57,394
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	24,582	521	(22)	25,081	16,590	533	—	17,123
Issued by FNMA and FHLMC	324,841	5,719	(2)	330,558	9,871	502	—	10,373
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,515,862	26,501	(1,822)	1,540,541	818,201	17,752	(116)	835,837
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	265,813	6,446	(74)	272,185	206,178	5,927	(141)	211,964
Total	$2,326,607	$43,934	$(2,421)	$2,368,120	$1,168,203	$31,267	$(257)	$1,199,213

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,314	$555	$(734)	$68,135	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	258	23	—	281	101,782	3,282	—	105,064
Obligations of states and political subdivisions	134,719	3,922	(32)	138,609	55,892	2,918	—	58,810
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,602	399	(189)	25,812	17,363	342	(49)	17,656
Issued by FNMA and FHLMC	222,899	2,956	(313)	225,542	10,368	311	—	10,679
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,584,338	9,541	(11,019)	1,582,860	820,012	4,951	(4,742)	820,221
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	278,429	2,689	(1,892)	279,226	182,401	1,700	(1,164)	182,937
Asset-backed securities and structured financial products	25,003	79	(125)	24,957	—	—	—	—
Total	$2,339,562	$20,164	$(14,304)	$2,345,422	$1,187,818	$13,504	$(5,955)	$1,195,367

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $31.3 million ($19.3 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at March 31, 2016 and December 31, 2015 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$17,160	$(100)	$25,951	$(395)	$43,111	$(495)
Obligations of states and political subdivisions	2,391	(3)	975	(3)	3,366	(6)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	3,000	(9)	1,745	(13)	4,745	(22)
Issued by FNMA and FHLMC	—	—	1,054	(2)	1,054	(2)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	47,252	(133)	213,510	(1,805)	260,762	(1,938)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	9,647	(56)	21,082	(159)	30,729	(215)
Total	$79,450	$(301)	$264,317	$(2,377)	$343,767	$(2,678)

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$18,924	$(81)	$30,591	$(653)	$49,515	$(734)
Obligations of states and political subdivisions	4,289	(12)	2,842	(20)	7,131	(32)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	20,300	(222)	1,863	(16)	22,163	(238)
Issued by FNMA and FHLMC	82,177	(313)	—	—	82,177	(313)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,135,533	(8,832)	238,152	(6,929)	1,373,685	(15,761)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	238,668	(2,902)	11,090	(154)	249,758	(3,056)
Asset-backed securities and structured financial products	6,778	(125)	—	—	6,778	(125)
Total	$1,506,669	$(12,487)	$284,538	$(7,772)	$1,791,207	$(20,259)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2016.  There were no other-than-temporary impairments for the three months ended March 31, 2016 and 2015.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2016	2015
Proceeds from calls and sales of securities	$24,693	$—
Gross realized gains	32	—
Gross realized (losses)	(342)	—

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security losses, net.

Securities Pledged

Securities with a carrying value of $2.216 billion and $2.157 billion at March 31, 2016 and December 31, 2015, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both March 31, 2016 and December 31, 2015, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2016, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$23,175	$23,349	$6,080	$6,219
Due after one year through five years	119,745	124,183	47,432	49,158
Due after five years through ten years	3,640	3,746	63,851	68,539
Due after ten years	48,949	48,477	—	—
	195,509	199,755	117,363	123,916
Mortgage-backed securities	2,131,098	2,168,365	1,050,840	1,075,297
Total	$2,326,607	$2,368,120	$1,168,203	$1,199,213

Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At March 31, 2016 and December 31, 2015, LHFI consisted of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Loans secured by real estate:
Construction, land development and other land	$697,500	$824,723
Secured by 1-4 family residential properties	1,640,015	1,649,501
Secured by nonfarm, nonresidential properties	1,893,240	1,736,476
Other real estate secured	273,752	211,228
Commercial and industrial loans	1,368,464	1,343,211
Consumer loans	164,544	169,135
State and other political subdivision loans	787,049	734,615
Other loans	443,458	422,496
LHFI	7,268,022	7,091,385
Less allowance for loan losses, LHFI	69,668	67,619
Net LHFI	$7,198,354	$7,023,766

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2016, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At March 31, 2016 and December 31, 2015, the carrying amounts of nonaccrual LHFI were $70.7 million and $55.3 million, respectively.  Included in these amounts were $6.9 million and $7.4 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2016 and 2015.

Trustmark considers all nonaccrual LHFI to be impaired loans.  All commercial nonaccrual LHFI (including those classified as TDRs) over $500 thousand are specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI, which primarily consist of consumer loans secured by 1-4 family residential property, are not specifically reviewed.  Consumer loans secured by 1-4 family residential property are generally charged off or written down when the credit becomes severely delinquent and the balance exceeds the fair value of the property less costs to sell.

At March 31, 2016 and December 31, 2015, specifically evaluated impaired LHFI totaled $41.1 million and $26.5 million, respectively.  Trustmark’s specifically evaluated impaired LHFI are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $712 thousand and $234 thousand for the first three months of 2016 and 2015, respectively.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.  At March 31, 2016 and December 31, 2015, reserves related to specifically evaluated impaired LHFI totaled $9.5 million and $7.0 million, respectively.  Provision expense on specifically evaluated impaired LHFI totaled $551 thousand for the first three months of 2016 compared to $825 thousand for the first three months of 2015.

At March 31, 2016 and December 31, 2015, impaired LHFI, excluding the specifically evaluated impaired LHFI, totaled $29.6 million and $28.8 million, respectively.  In addition, these impaired LHFI had allocated allowance for loan losses of $1.9 million and $2.0 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended March 31, 2016 and 2015.

The following tables detail LHFI individually and collectively evaluated for impairment at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$6,308	$691,192	$697,500
Secured by 1-4 family residential properties	23,660	1,616,355	1,640,015
Secured by nonfarm, nonresidential properties	22,141	1,871,099	1,893,240
Other real estate secured	93	273,659	273,752
Commercial and industrial loans	17,827	1,350,637	1,368,464
Consumer loans	86	164,458	164,544
State and other political subdivision loans	—	787,049	787,049
Other loans	579	442,879	443,458
Total	$70,694	$7,197,328	$7,268,022

	December 31, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$6,123	$818,600	$824,723
Secured by 1-4 family residential properties	23,079	1,626,422	1,649,501
Secured by nonfarm, nonresidential properties	17,800	1,718,676	1,736,476
Other real estate secured	145	211,083	211,228
Commercial and industrial loans	7,622	1,335,589	1,343,211
Consumer loans	31	169,104	169,135
State and other political subdivision loans	—	734,615	734,615
Other loans	512	421,984	422,496
Total	$55,312	$7,036,073	$7,091,385

At March 31, 2016 and December 31, 2015, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	March 31, 2016
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$9,512	$3,331	$2,977	$6,308	$736	$6,216
Secured by 1-4 family residential properties	28,409	377	23,283	23,660	1,219	23,369
Secured by nonfarm, nonresidential properties	24,784	7,411	14,730	22,141	4,374	19,971
Other real estate secured	109	—	93	93	14	119
Commercial and industrial loans	19,964	1,020	16,807	17,827	4,890	12,724
Consumer loans	91	—	86	86	1	59
State and other political subdivision loans	—	—	—	—	—	—
Other loans	721	—	579	579	179	546
Total	$83,590	$12,139	$58,555	$70,694	$11,413	$63,004

	December 31, 2015
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$11,113	$3,395	$2,728	$6,123	$909	$9,995
Secured by 1-4 family residential properties	27,678	283	22,796	23,079	1,230	24,350
Secured by nonfarm, nonresidential properties	20,387	8,037	9,763	17,800	3,402	21,758
Other real estate secured	160	—	145	145	15	732
Commercial and industrial loans	9,880	1,137	6,485	7,622	3,304	9,863
Consumer loans	34	—	31	31	—	59
State and other political subdivision loans	—	—	—	—	—	—
Other loans	642	—	512	512	128	570
Total	$69,894	$12,852	$42,460	$55,312	$8,988	$67,327

A TDR occurs when a borrower is experiencing financial difficulties, and for related economic or legal reasons, a concession is granted to the borrower that Trustmark would not otherwise consider.  Whatever the form of concession that might be granted by Trustmark, Management’s objective is to enhance collectability by obtaining more cash or other value from the borrower or by increasing the probability of receipt by granting the concession than by not granting it.  Other concessions may arise from court proceedings or may be imposed by law.  In addition, TDRs also include those credits that are extended or renewed to a borrower who is not able to obtain funds from sources other than Trustmark at a market interest rate for new debt with similar risk.

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At March 31, 2016 and December 31, 2015, Trustmark held $921 thousand and $1.0 million, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at March 31, 2016 and December 31, 2015 totaled $61 thousand and $83 thousand, respectively.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At March 31, 2016 and 2015, LHFI classified as TDRs totaled $9.2 million and $10.8 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $5.7 million and $6.9 million, respectively.  The remaining TDRs at March 31, 2016 and 2015 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.7 million and $1.8 million at March 31, 2016 and 2015, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  There were no specific charge-offs related to TDRs for the three months ended March 31, 2016 and 2015.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016			2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	2	$71	$71	6	$378	$378

	Three Months Ended March 31,
	2016		2015
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	1	$17	2	$183

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

The following tables detail LHFI classified as TDRs by loan type at March 31, 2016 and 2015 ($ in thousands):

	March 31, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$845	$845
Secured by 1-4 family residential properties	1,444	2,086	3,530
Secured by nonfarm, nonresidential properties	799	3,566	4,365
Other real estate secured	—	—	—
Commercial and industrial loans	—	448	448
Total TDRs	$2,243	$6,945	$9,188

	March 31, 2015
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$3,086	$3,086
Secured by 1-4 family residential properties	1,477	3,605	5,082
Secured by nonfarm, nonresidential properties	834	1,121	1,955
Other real estate secured	—	149	149
Commercial and industrial loans	—	511	511
Total TDRs	$2,311	$8,472	$10,783

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$617,582	$—	$14,191	$526	$632,299
Secured by 1-4 family residential properties	119,537	552	8,194	356	128,639
Secured by nonfarm, nonresidential properties	1,832,682	1,487	57,525	673	1,892,367
Other real estate secured	271,453	—	1,283	—	272,736
Commercial and industrial loans	1,312,644	810	54,237	773	1,368,464
Consumer loans	—	—	—	—	—
State and other political subdivision loans	769,592	7,000	10,456	—	787,048
Other loans	435,973	—	2,459	445	438,877
Total	$5,359,463	$9,849	$148,345	$2,773	$5,520,430

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$64,411	$251	$54	$485	$65,201	$697,500
Secured by 1-4 family residential properties	1,483,060	6,535	403	21,378	1,511,376	1,640,015
Secured by nonfarm, nonresidential properties	873	—	—	—	873	1,893,240
Other real estate secured	1,016	—	—	—	1,016	273,752
Commercial and industrial loans	—	—	—	—	—	1,368,464
Consumer loans	162,973	1,332	154	85	164,544	164,544
State and other political subdivision loans	1	—	—	—	1	787,049
Other loans	4,581	—	—	—	4,581	443,458
Total	$1,716,915	$8,118	$611	$21,948	$1,747,592	$7,268,022

	December 31, 2015
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$746,227	$—	$15,637	$529	$762,393
Secured by 1-4 family residential properties	125,268	345	7,525	190	133,328
Secured by nonfarm, nonresidential properties	1,680,846	2,031	52,485	361	1,735,723
Other real estate secured	205,097	—	4,768	—	209,865
Commercial and industrial loans	1,295,760	9,473	37,284	694	1,343,211
Consumer loans	—	—	—	—	—
State and other political subdivision loans	713,616	12,478	8,521	—	734,615
Other loans	414,089	183	2,663	375	417,310
Total	$5,180,903	$24,510	$128,883	$2,149	$5,336,445

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,158	$146	$—	$26	$62,330	$824,723
Secured by 1-4 family residential properties	1,485,914	7,565	2,058	20,636	1,516,173	1,649,501
Secured by nonfarm, nonresidential properties	753	—	—	—	753	1,736,476
Other real estate secured	1,363	—	—	—	1,363	211,228
Commercial and industrial loans	—	—	—	—	—	1,343,211
Consumer loans	166,681	2,182	242	30	169,135	169,135
State and other political subdivision loans	—	—	—	—	—	734,615
Other loans	5,186	—	—	—	5,186	422,496
Total	$1,722,055	$9,893	$2,300	$20,692	$1,754,940	$7,091,385

Past Due LHFI

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$336	$—	$54	$390	$6,308	$690,802	$697,500
Secured by 1-4 family residential properties	5,468	2,152	403	8,023	23,660	1,608,332	1,640,015
Secured by nonfarm, nonresidential properties	163	—	—	163	22,141	1,870,936	1,893,240
Other real estate secured	448	258	—	706	93	272,953	273,752
Commercial and industrial loans	1,594	94	—	1,688	17,827	1,348,949	1,368,464
Consumer loans	1,071	261	154	1,486	86	162,972	164,544
State and other political subdivision loans	—	—	—	—	—	787,049	787,049
Other loans	438	—	—	438	579	442,441	443,458
Total	$9,518	$2,765	$611	$12,894	$70,694	$7,184,434	$7,268,022

(1)	Past due 90 days or more but still accruing interest.

	December 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$214	$—	$—	$214	$6,123	$818,386	$824,723
Secured by 1-4 family residential properties	6,203	1,800	2,058	10,061	23,079	1,616,361	1,649,501
Secured by nonfarm, nonresidential properties	437	88	—	525	17,800	1,718,151	1,736,476
Other real estate secured	—	—	—	—	145	211,083	211,228
Commercial and industrial loans	921	45	—	966	7,622	1,334,623	1,343,211
Consumer loans	1,835	347	242	2,424	31	166,680	169,135
State and other political subdivision loans	65	—	—	65	—	734,550	734,615
Other loans	68	—	—	68	512	421,916	422,496
Total	$9,743	$2,280	$2,300	$14,323	$55,312	$7,021,750	$7,091,385

(1)	Past due 90 days or more but still accruing interest.

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $24.1 million and $21.8 million at March 31, 2016 and December 31, 2015, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2016.

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

The resulting ratings from the individual factors are weighted and summed to establish the weighted-average qualitative factor of a specific loan portfolio.  This weighted-average qualitative factor is then applied over the five loan pools.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$67,619	$69,616
Loans charged-off	(3,363)	(3,004)
Recoveries	3,169	2,924
Net charge-offs	(194)	(80)
Provision for loan losses, LHFI	2,243	1,785
Balance at end of period	$69,668	$71,321

The following tables detail the balance in the allowance for loan losses, LHFI by loan type at March 31, 2016 and 2015 ($ in thousands):

	2016
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land	$11,587	$—	$492	$(1,937)	$10,142
Secured by 1-4 family residential properties	10,678	(692)	457	30	10,473
Secured by nonfarm, nonresidential properties	21,563	(27)	119	2,052	23,707
Other real estate secured	2,467	—	1	(395)	2,073
Commercial and industrial loans	15,815	(770)	123	2,481	17,649
Consumer loans	2,879	(484)	1,010	(601)	2,804
State and other political subdivision loans	809	—	—	7	816
Other loans	1,821	(1,390)	967	606	2,004
Total allowance for loan losses, LHFI	$67,619	$(3,363)	$3,169	$2,243	$69,668

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$736	$9,406	$10,142
Secured by 1-4 family residential properties	1,219	9,254	10,473
Secured by nonfarm, nonresidential properties	4,374	19,333	23,707
Other real estate secured	14	2,059	2,073
Commercial and industrial loans	4,890	12,759	17,649
Consumer loans	1	2,803	2,804
State and other political subdivision loans	—	816	816
Other loans	179	1,825	2,004
Total allowance for loan losses, LHFI	$11,413	$58,255	$69,668

	2015
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land loans	$13,073	$(9)	$240	$2,969	$16,273
Secured by 1-4 family residential properties	9,677	(434)	43	(402)	8,884
Secured by nonfarm, nonresidential properties	18,523	—	315	15	18,853
Other real estate secured	2,141	(24)	3	(42)	2,078
Commercial and industrial loans	19,917	(669)	342	487	20,077
Consumer loans	2,149	(498)	937	(627)	1,961
State and other political subdivision loans	1,314	—	—	(627)	687
Other loans	2,822	(1,370)	1,044	12	2,508
Total allowance for loan losses, LHFI	$69,616	$(3,004)	$2,924	$1,785	$71,321

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$4,097	$12,176	$16,273
Secured by 1-4 family residential properties	429	8,455	8,884
Secured by nonfarm, nonresidential properties	2,728	16,125	18,853
Other real estate secured	51	2,027	2,078
Commercial and industrial loans	6,502	13,575	20,077
Consumer loans	—	1,961	1,961
State and other political subdivision loans	—	687	687
Other loans	209	2,299	2,508
Total allowance for loan losses, LHFI	$14,016	$57,305	$71,321

Note 4 – Acquired Loans

At March 31, 2016 and December 31, 2015, acquired loans consisted of the following ($ in thousands):

	March 31, 2016		December 31, 2015
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$41,097	$387	$41,623	$1,021
Secured by 1-4 family residential properties	81,314	8,564	86,950	10,058
Secured by nonfarm, nonresidential properties	126,177	3,679	135,626	4,638
Other real estate secured	24,374	1,132	23,860	1,286
Commercial and industrial loans	51,663	1,143	55,075	624
Consumer loans	5,027	—	5,641	—
Other loans	20,129	69	23,936	73
Acquired loans	349,781	14,974	372,711	17,700
Less allowance for loan losses, acquired loans	13,212	323	11,259	733
Net acquired loans	$336,569	$14,651	$361,452	$16,967

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2015	$434,151	$81,091	$20,504	$1,604
Accretion to interest income	28,193	479	2,308	—
Payments received, net	(164,671)	(15,484)	(8,592)	(33)
Other (2)	(1,589)	—	391	—
Less change in allowance for loan losses, acquired loans	(718)	—	785	—
Carrying value, net at December 31, 2015	295,366	66,086	15,396	1,571
Accretion to interest income	4,821	2	409	1
Payments received, net	(22,169)	(5,700)	(2,683)	(60)
Other (2)	116	—	(393)	—
Less change in allowance for loan losses, acquired loans	(1,952)	(1)	410	—
Carrying value, net at March 31, 2016	$276,182	$60,387	$13,139	$1,512

(1)

"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Three Months Ended March 31,
	2016	2015
Accretable yield at beginning of period	$(52,672)	$(77,149)
Accretion to interest income	5,230	10,197
Disposals	1,067	3,103
Reclassification to / (from) nonaccretable difference (1)	(3,403)	(6,179)
Accretable yield at end of period	$(49,778)	$(70,028)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2016	$11,259	$733	$11,992
Provision for loan losses, acquired loans	1,631	(322)	1,309
Loans charged-off	(332)	(65)	(397)
Recoveries	654	(23)	631
Net recoveries (charge-offs)	322	(88)	234
Balance at March 31, 2016	$13,212	$323	$13,535

	Noncovered	Covered	Total
Balance at January 1, 2015	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	659	(312)	347
Loans charged-off	(502)	(516)	(1,018)
Recoveries	408	41	449
Net charge-offs	(94)	(475)	(569)
Balance at March 31, 2015	$11,106	$731	$11,837

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$16,624	$241	$18,369	$3,621	$38,855
Secured by 1-4 family residential properties	20,951	25	4,860	322	26,158
Secured by nonfarm, nonresidential properties	100,962	1,224	23,294	697	126,177
Other real estate secured	19,479	—	4,179	711	24,369
Commercial and industrial loans	35,523	841	13,657	1,642	51,663
Consumer loans	—	—	—	—	—
Other loans	13,635	—	6,333	161	20,129
Total noncovered loans	207,174	2,331	70,692	7,154	287,351

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	302	—	8	—	310
Secured by 1-4 family residential properties	723	100	381	162	1,366
Secured by nonfarm, nonresidential properties	3,476	8	133	—	3,617
Other real estate secured	—	—	110	—	110
Commercial and industrial loans	1,107	21	15	—	1,143
Other loans	65	—	—	—	65
Total covered loans	5,673	129	647	162	6,611
Total acquired loans	$212,847	$2,460	$71,339	$7,316	$293,962

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,161	$81	$—	$—	$2,242	$41,097
Secured by 1-4 family residential properties	52,461	1,900	654	141	55,156	81,314
Secured by nonfarm, nonresidential properties	—	—	—	—	—	126,177
Other real estate secured	5	—	—	—	5	24,374
Commercial and industrial loans	—	—	—	—	—	51,663
Consumer loans	4,985	42	—	—	5,027	5,027
Other loans	—	—	—	—	—	20,129
Total noncovered loans	59,612	2,023	654	141	62,430	349,781

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	69	8	—	—	77	387
Secured by 1-4 family residential properties	6,567	217	414	—	7,198	8,564
Secured by nonfarm, nonresidential properties	62	—	—	—	62	3,679
Other real estate secured	1,022	—	—	—	1,022	1,132
Commercial and industrial loans	—	—	—	—	—	1,143
Other loans	4	—	—	—	4	69
Total covered loans	7,724	225	414	—	8,363	14,974
Total acquired loans	$67,336	$2,248	$1,068	$141	$70,793	$364,755

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$15,839	$253	$19,252	$3,874	$39,218
Secured by 1-4 family residential properties	22,272	27	5,033	331	27,663
Secured by nonfarm, nonresidential properties	106,924	2,301	25,690	711	135,626
Other real estate secured	19,346	—	3,777	731	23,854
Commercial and industrial loans	36,670	844	15,526	2,035	55,075
Consumer loans	—	—	—	—	—
Other loans	17,150	—	6,624	162	23,936
Total noncovered loans	218,201	3,425	75,902	7,844	305,372

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	235	—	588	119	942
Secured by 1-4 family residential properties	869	107	534	—	1,510
Secured by nonfarm, nonresidential properties	4,060	35	472	—	4,567
Other real estate secured	730	—	111	—	841
Commercial and industrial loans	560	22	42	—	624
Other loans	70	—	—	—	70
Total covered loans	6,524	164	1,747	119	8,554
Total acquired loans	$224,725	$3,589	$77,649	$7,963	$313,926

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,353	$24	$28	$—	$2,405	$41,623
Secured by 1-4 family residential properties	56,371	1,841	930	145	59,287	86,950
Secured by nonfarm, nonresidential properties	—	—	—	—	—	135,626
Other real estate secured	6	—	—	—	6	23,860
Commercial and industrial loans	—	—	—	—	—	55,075
Consumer loans	5,498	142	1	—	5,641	5,641
Other loans	—	—	—	—	—	23,936
Total noncovered loans	64,228	2,007	959	145	67,339	372,711

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	70	9	—	—	79	1,021
Secured by 1-4 family residential properties	7,472	314	762	—	8,548	10,058
Secured by nonfarm, nonresidential properties	71	—	—	—	71	4,638
Other real estate secured	445	—	—	—	445	1,286
Commercial and industrial loans	—	—	—	—	—	624
Other loans	3	—	—	—	3	73
Total covered loans	8,061	323	762	—	9,146	17,700
Total acquired loans	$72,289	$2,330	$1,721	$145	$76,485	$390,411

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At March 31, 2016 and December 31, 2015, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At March 31, 2016, approximately $875 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.0 million of acquired loans at December 31, 2015.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by loan type at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$411	$—	$13,001	$13,412	$—	$27,685	$41,097
Secured by 1-4 family residential properties	1,842	315	828	2,985	381	77,948	81,314
Secured by nonfarm, nonresidential properties	898	192	4,325	5,415	138	120,624	126,177
Other real estate secured	21	—	745	766	—	23,608	24,374
Commercial and industrial loans	476	2	184	662	307	50,694	51,663
Consumer loans	42	—	—	42	—	4,985	5,027
Other loans	—	—	—	—	—	20,129	20,129
Total noncovered loans	3,690	509	19,083	23,282	826	325,673	349,781

Covered loans:
Loans secured by real estate:
Construction, land development and other land	8	—	—	8	—	379	387
Secured by 1-4 family residential properties	226	25	767	1,018	—	7,546	8,564
Secured by nonfarm, nonresidential properties	33	169	—	202	—	3,477	3,679
Other real estate secured	—	—	—	—	—	1,132	1,132
Commercial and industrial loans	—	—	—	—	49	1,094	1,143
Other loans	—	—	—	—	—	69	69
Total covered loans	267	194	767	1,228	49	13,697	14,974
Total acquired loans	$3,957	$703	$19,850	$24,510	$875	$339,370	$364,755

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$24	$114	$13,021	$13,159	$—	$28,464	$41,623
Secured by 1-4 family residential properties	1,544	636	1,220	3,400	387	83,163	86,950
Secured by nonfarm, nonresidential properties	192	195	5,913	6,300	144	129,182	135,626
Other real estate secured	9	—	737	746	—	23,114	23,860
Commercial and industrial loans	82	4	184	270	429	54,376	55,075
Consumer loans	119	23	1	143	—	5,498	5,641
Other loans	85	16	—	101	—	23,835	23,936
Total noncovered loans	2,055	988	21,076	24,119	960	347,632	372,711

Covered loans:
Loans secured by real estate:
Construction, land development and other land	9	—	119	128	—	893	1,021
Secured by 1-4 family residential properties	428	132	978	1,538	—	8,520	10,058
Secured by nonfarm, nonresidential properties	167	478	—	645	—	3,993	4,638
Other real estate secured	—	—	—	—	—	1,286	1,286
Commercial and industrial loans	—	—	—	—	51	573	624
Other loans	—	—	—	—	—	73	73
Total covered loans	604	610	1,097	2,311	51	15,338	17,700
Total acquired loans	$2,659	$1,598	$22,173	$26,430	$1,011	$362,970	$390,411

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$74,007	$64,358
Origination of servicing assets	3,072	3,126
Change in fair value:
Due to market changes	(6,866)	(2,368)
Due to runoff	(2,005)	(2,213)
Balance at end of period	$68,208	$62,903

During the first three months of 2016 and 2015, Trustmark sold $235.4 million and $233.0 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $2.6 million for the first three months of 2016 compared to $3.7 million for the first three months of 2015.  Trustmark’s mortgage loans serviced for others totaled $6.015 billion at March 31, 2016, compared with $5.971 billion at December 31, 2015.  The table below details the mortgage loans sold and serviced for others at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016	December 31, 2015
Federal National Mortgage Association	$3,780,435	$3,750,685
Government National Mortgage Association	2,131,368	2,111,797
Federal Home Loan Mortgage Corporation	64,943	67,817
Other	38,277	41,013
Total mortgage loans sold and serviced for others	$6,015,023	$5,971,312

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first three months of 2016 were $105 thousand compared to no mortgage loan servicing putback expenses during the same time period in 2015.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$1,685	$1,170
Provision for putback expenses	105	—
Gains (losses)	(5)	—
Balance at end of period	$1,785	$1,170

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

Note 6 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At March 31, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$77,177	$92,509
Additions	3,306	8,656
Disposals	(7,537)	(10,108)
Write-downs	(1,140)	(882)
Balance at end of period	$71,806	$90,175

Gain, net on the sale of other real estate included in ORE/Foreclosure expense	$1,812	$1,420

At March 31, 2016 and December 31, 2015, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Construction, land development and other land properties	$44,405	$47,550
1-4 family residential properties	8,576	10,732
Nonfarm, nonresidential properties	16,732	16,717
Other real estate properties	2,093	2,178
Total other real estate, excluding covered other real estate	$71,806	$77,177

At March 31, 2016 and December 31, 2015, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Alabama	$19,137	$21,578
Florida	27,907	29,579
Mississippi (1)	14,511	14,312
Tennessee (2)	8,699	9,974
Texas	1,552	1,734
Total other real estate, excluding covered other real estate	$71,806	$77,177

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the periods presented, changes and gains (losses), net on covered other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$1,651	$6,060
Transfers from covered loans	302	—
FASB ASC 310-30 adjustment for the residual recorded investment	—	(903)
Net transfers from covered loans	302	(903)
Disposals	(1,457)	(221)
Write-downs	—	(142)
Balance at end of period	$496	$4,794

Gain (loss), net on the sale of covered other real estate included in ORE/Foreclosure expense	$56	$(53)

At March 31, 2016 and December 31, 2015, covered other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Construction, land development and other land properties	$62	$638
1-4 family residential properties	183	223
Nonfarm, nonresidential properties	251	399
Other real estate properties	—	391
Total covered other real estate	$496	$1,651

Note 7 – Deposits

At March 31, 2016 and December 31, 2015, deposits consisted of the following ($ in thousands):

	March 31, 2016	December 31, 2015
Noninterest-bearing demand	$2,874,306	$2,998,694
Interest-bearing demand	1,841,209	1,938,497
Savings	3,238,211	2,970,997
Time	1,679,917	1,680,042
Total	$9,633,643	$9,588,230

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of March 31, 2016, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016	December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$14,979	$22,516
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	127,506	102,604
Total securities sold under repurchase agreements	$142,485	$125,120

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s qualified defined benefit pension plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$108	$131
Interest cost	830	862
Expected return on plan assets	(1,022)	(1,296)
Recognized net loss due to lump sum settlements	423	417
Recognized net actuarial loss	661	967
Net periodic benefit cost	$1,000	$1,081

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$74	$108
Interest cost	546	524
Amortization of prior service cost	63	63
Recognized net actuarial loss	221	253
Net periodic benefit cost	$904	$948

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

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards vest over three years and are granted to Trustmark’s executive and senior management teams.  Performance awards granted vest based on performance goals of return on average tangible equity and total shareholder return compared to a defined peer group.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement shares if performance measures exceed 100%.  The restricted share agreement provides for voting rights and dividend privileges.

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes the stock and incentive plan activity for the periods presented:

	Three Months Ended March 31, 2016
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	212,309	306,657
Granted	99,116	137,291
Released from restriction	(35,756)	(82,392)
Forfeited	(20,995)	(1,240)
Nonvested shares, end of period	254,674	360,316

The following table presents information regarding compensation expense for awards under the Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Performance awards	$100	$246
Time-vested awards	861	605
Total compensation expense	$961	$851

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At March 31, 2016 and 2015, Trustmark had unused commitments to extend credit of $3.007 billion and $2.583 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2016 and 2015, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $114.9 million and $131.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2016 and 2015, the fair value of collateral held was $30.0 million and $29.6 million, respectively.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in three lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline for the parties to complete briefing on class certification issues.  All parties have completed and filed briefing on the class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s fraudulent transfer claims.  The court denied the defendants’ motions to dismiss in all other regards.  On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for aiding, abetting, and participating in (i) violations of the Texas Securities Act and (ii) breaches of fiduciary duty.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC.  The Court has not yet ruled on the defendants’ motions to dismiss the SAC.

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

On April 11, 2016, Trustmark learned that a third Stanford-related lawsuit had been filed on April 11, 2016 in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  To date, TNB has not been served in connection with this action.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  All Stanford-related lawsuits are in their preliminary stages.

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

Note 12 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Basic shares	67,610	67,526
Dilutive shares	137	113
Diluted shares	67,747	67,639

For the three months ended March 31, 2016 and 2015, Trustmark had no weighted-average antidilutive stock awards.

Note 13 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Income taxes paid	$376	$351
Interest expense paid on deposits and borrowings	4,986	4,428
Noncash transfers from loans to other real estate (1)	3,608	7,753

(1)	Includes transfers from covered loans to covered other real estate.

Note 14 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2016 and December 31, 2015 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,170,453	12.41%	5.13%	n/a
Trustmark National Bank	1,211,942	12.85%	5.13%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,230,019	13.04%	6.63%	n/a
Trustmark National Bank	1,211,942	12.85%	6.63%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,313,222	13.92%	8.63%	n/a
Trustmark National Bank	1,295,145	13.73%	8.63%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,230,019	9.93%	4.00%	n/a
Trustmark National Bank	1,211,942	9.80%	4.00%	5.00%

At December 31, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,161,598	12.57%	4.50%	n/a
Trustmark National Bank	1,201,113	13.00%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,220,535	13.21%	6.00%	n/a
Trustmark National Bank	1,201,113	13.00%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,300,146	14.07%	8.00%	n/a
Trustmark National Bank	1,280,724	13.86%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,220,535	10.03%	4.00%	n/a
Trustmark National Bank	1,201,113	9.89%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark did not repurchase any shares of its common stock during the three months ended March 31, 2016.

Other Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the three months ended March 31, 2016 and 2015 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 9 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Three Months Ended March 31, 2016:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$35,343	$(13,518)	$21,825
Reclassification adjustment for net losses realized in net income	310	(119)	191
Change in net unrealized holding loss on securities transferred to held to maturity	2,724	(1,042)	1,682
Total securities available for sale and transferred securities	38,377	(14,679)	23,698
Pension and other postretirement benefit plans:
Net change in prior service costs	62	(24)	38
Recognized net loss due to lump sum settlements	423	(162)	261
Change in net actuarial loss	882	(337)	545
Total pension and other postretirement benefit plans	1,367	(523)	844
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(1,328)	508	(820)
Reclassification adjustment for loss realized in net income	160	(61)	99
Total cash flow hedge derivatives	(1,168)	447	(721)
Total other comprehensive income	$38,576	$(14,755)	$23,821

Three Months Ended March 31, 2015:
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$18,438	$(7,052)	$11,386
Reclassification adjustment for net gains realized in net income	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	1,415	(541)	874
Total securities available for sale and transferred securities	19,853	(7,593)	12,260
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39
Recognized net loss due to lump sum settlements	417	(160)	257
Change in net actuarial loss	1,220	(466)	754
Total pension and other postretirement benefit plans	1,700	(650)	1,050
Cash flow hedge derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(985)	377	(608)
Reclassification adjustment for loss realized in net income	211	(81)	130
Total cash flow hedge derivatives	(774)	296	(478)
Total other comprehensive income	$20,779	$(7,947)	$12,832

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2016	$(17,394)	$(27,840)	$(160)	$(45,394)
Other comprehensive income (loss) before reclassification	23,507	—	(820)	22,687
Amounts reclassified from accumulated other comprehensive loss	191	844	99	1,134
Net other comprehensive income (loss)	23,698	844	(721)	23,821
Balance at March 31, 2016	$6,304	$(26,996)	$(881)	$(21,573)

Balance at January 1, 2015	$(11,003)	$(31,617)	$136	$(42,484)
Other comprehensive income (loss) before reclassification	12,260	1,050	(608)	12,702
Amounts reclassified from accumulated other comprehensive loss	—	—	130	130
Net other comprehensive income (loss)	12,260	1,050	(478)	12,832
Balance at March 31, 2015	$1,257	$(30,567)	$(342)	$(29,652)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$64,100	$—	$64,100	$—
Obligations of states and political subdivisions	135,655	—	135,655	—
Mortgage-backed securities	2,168,365	—	2,168,365	—
Securities available for sale	2,368,120	—	2,368,120	—
Loans held for sale	191,028	—	191,028	—
Mortgage servicing rights	68,208	—	—	68,208
Other assets - derivatives	8,591	699	4,608	3,284
Other liabilities - derivatives	8,353	151	8,202	—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$68,416	$—	$68,416	$—
Obligations of states and political subdivisions	138,609	—	138,609	—
Mortgage-backed securities	2,113,440	—	2,113,440	—
Asset-backed securities and structured financial products	24,957	—	24,957	—
Securities available for sale	2,345,422	—	2,345,422	—
Loans held for sale	160,189	—	160,189	—
Mortgage servicing rights	74,007	—	—	74,007
Other assets - derivatives	3,611	(149)	2,647	1,113
Other liabilities - derivatives	3,929	1,220	2,709	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(8,871)	3,097
Additions	3,072	—
Sales	—	(926)
Balance, March 31, 2016	$68,208	$3,284

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2016	$(6,866)	$398

Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(4,581)	2,410
Additions	3,126	—
Sales	—	(1,121)
Balance, March 31, 2015	$62,903	$2,588

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2015	$(2,368)	$(34)

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2016, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Impaired LHFI have been determined to be collateral dependent and assessed using a fair value approach.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Fair value estimates begin with appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2016, Trustmark had outstanding balances of $41.1 million in impaired LHFI that were specifically identified for evaluation and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $26.5 million at December 31, 2015.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At March 31, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $3.3 million (utilizing Level 3 valuation inputs) during the three months ended March 31, 2016 compared with $8.7 million for the same period in 2015.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $1.4 million and $2.3 million for the first three months of 2016 and 2015, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $12.2 million of foreclosed assets were remeasured during the first three months of 2016, requiring write-downs of $1.1 million to reach their current fair values compared to $13.7 million of foreclosed assets that were remeasured during the first three months of 2015, requiring write-downs of $882 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 19 – Fair Value included in Item 8 of Trustmark’s Annual Report on Form 10-K for the year ended December 31, 2015.

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015, are as follows ($ in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$228,498	$228,498	$278,001	$278,001
Securities held to maturity	1,168,203	1,199,213	1,187,818	1,195,367
Level 3 Inputs:
Net LHFI	7,198,354	7,337,520	7,023,766	7,136,105
Net acquired loans	351,220	351,220	378,419	378,419
FDIC indemnification asset	506	506	738	738

Financial Liabilities:
Level 2 Inputs:
Deposits	9,633,643	9,638,119	9,588,230	9,592,531
Short-term liabilities	877,821	877,821	853,659	853,659
Long-term FHLB advances	501,124	507,128	501,155	501,160
Subordinated notes	49,977	51,279	49,969	51,405
Junior subordinated debt securities	61,856	43,299	61,856	49,021

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at March 31, 2016 and December 31, 2015.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2016 and 2015, a net gain of $2.8 million and $382 thousand, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2016 and 2015 included $867 thousand and $1.1 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $34.9 million and $36.0 million at March 31, 2016 and December 31, 2015, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016	December 31, 2015
Fair value of LHFS	$156,170	$124,165
LHFS contractual principal outstanding	150,264	121,608
Fair value less unpaid principal	$5,906	$2,557

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the three months ended March 31, 2016 and 2015.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $881 thousand and $160 thousand at March 31, 2016 and December 31, 2015, respectively.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $563 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $324.0 million at March 31, 2016 compared to $264.5 million at December 31, 2015.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $413 thousand and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $279.6 million at March 31, 2016, with a negative valuation adjustment of $2.0 million, compared to $190.5 million, with a positive valuation adjustment of $262 thousand as of December 31, 2015.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $184.8 million at March 31, 2016, with a positive valuation adjustment of $3.3 million, compared to $108.1 million, with a positive valuation adjustment of $1.1 million as of December 31, 2015.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $356.6 million related to this program, compared to $359.3 million as of December 31, 2015.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of March 31, 2016 and December 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.1 million and $2.6 million, respectively.  As of March 31, 2016, Trustmark had posted collateral of $4.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At March 31, 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.6 million compared to two risk participation agreements as a beneficiary with an aggregate notional amount of $14.8 million at December 31, 2015.  At both March 31, 2016 and December 31, 2015, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2016 and December 31, 2015.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of March 31, 2016 and December 31, 2015 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2016	December 31, 2015
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(1,427)	$(259)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(34)	$(207)
Exchange traded purchased options included in other assets	733	58
OTC written options (rate locks) included in other assets	3,284	1,113
Interest rate swaps included in other assets	6,004	2,888
Credit risk participation agreements included in other assets	31	18
Forward contracts included in other liabilities	2,049	(262)
Exchange traded written options included in other liabilities	151	1,220
Interest rate swaps included in other liabilities	6,128	2,954
Credit risk participation agreements included in other liabilities	25	17

	Three Months Ended March 31,
	2016	2015
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(160)	$(211)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$7,139	$4,550
Amount of loss recognized in bank card and other fees	(58)	(84)

The following table discloses the amount included in other comprehensive income for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Derivatives in cash flow hedging relationship
Amount of loss recognized in other comprehensive income	$(820)	$(608)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,577	$—	$4,577	$—	$—	$4,577

Offsetting of Derivative Liabilities
As of March 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$6,128	$—	$6,128	$—	$(3,901)	$2,227

Offsetting of Derivative Assets
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,629	$—	$2,629	$—	$—	$2,629

Offsetting of Derivative Liabilities
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,954	$—	$2,954	$—	$(1,195)	$1,759

Note 17 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For a complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2015 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s operating segments during the periods presented.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
General Banking
Net interest income	$94,442	$97,260
Provision for loan losses, net	3,552	2,132
Noninterest income	27,394	25,740
Noninterest expense	85,893	85,517
Income before income taxes	32,391	35,351
Income taxes	7,319	8,084
General banking net income	$25,072	$27,267

Selected Financial Information
Average assets	$12,667,616	$12,053,721
Depreciation and amortization	$8,485	$8,875

Wealth Management
Net interest income	$245	$55
Noninterest income	7,288	8,007
Noninterest expense	5,891	6,770
Income before income taxes	1,642	1,292
Income taxes	628	513
Wealth management net income	$1,014	$779

Selected Financial Information
Average assets	$5,907	$3,263
Depreciation and amortization	$44	$46

Insurance
Net interest income	$53	$77
Noninterest income	8,594	8,616
Noninterest expense	7,160	6,929
Income before income taxes	1,487	1,764
Income taxes	570	662
Insurance net income	$917	$1,102

Selected Financial Information
Average assets	$67,983	$68,319
Depreciation and amortization	$192	$159

Consolidated
Net interest income	$94,740	$97,392
Provision for loan losses, net	3,552	2,132
Noninterest income	43,276	42,363
Noninterest expense	98,944	99,216
Income before income taxes	35,520	38,407
Income taxes	8,517	9,259
Consolidated net income	$27,003	$29,148

Selected Financial Information
Average assets	$12,741,506	$12,125,303
Depreciation and amortization	$8,721	$9,080

Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2016-10,“Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing.”  Issued in April 2016, ASU 2016-10 clarifies ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance.  Since the amendments in ASU 2016-10 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which is not yet effective, this ASU will become effective when ASU 2014-09 becomes effective.  The amendments of ASU 2016-10 are effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-10 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-09,“Compensation-Stock Compensation (Topic 718)-Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flow; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (6) the practical expedient for estimating the expected term; and (7) intrinsic value.  The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” Issued in March 2016, ASU 2016-08 clarifies certain principal versus agent considerations within the implementation guidance of ASC Topic 606, “Revenue from Contracts with Customers.” Since the amendments in ASU 2016-08 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which is not yet effective, this ASU will become effective when ASU 2014-09 becomes effective.  The amendments of ASU 2016-08 are effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-08 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Issued in March 2016, ASU 2016-07 affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 simplifies the transition to the equity method of accounting by eliminating the retroactive adjustment of the investment when an investment qualifies for use of the equity method, among other things.  The amendments of ASU 2016-07 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-07 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-05,“Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” Issued in March 2016, ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The amendments of ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-05 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2015-02, “Consolidation (Subtopic 810): Amendments to the Consolidation Analysis.”  Issued in February 2015, ASU 2015-02 eliminates the indefinite deferral allowed under ASU 2009-17, “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” for investments in certain investment funds, and significantly changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The changes include, among others, modification of the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership.  ASU 2015-02 is expected to result in the deconsolidation of many entities; however, reporting entities will need to reevaluate all previous consolidation conclusions.  The amendments of ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015.  The adoption of ASU 2015-02 did not have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2016, TNB had total assets of $12.774 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 200 offices and 2,946 full-time equivalent associates (measured at March 31, 2016) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenues of $138.0 million for the three months ended March 31, 2016.  Trustmark continued to maintain and expand customer relationships as reflected by growth across all five market regions in the loans held for investment (LHFI) portfolio, which increased $176.6 million, or 2.5%, during the first quarter of 2016.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Noninterest income for the first quarter of 2016 increased 2.2% from one year earlier, and noninterest expense remained well-controlled.  Trustmark also continued the realignment of its retail delivery channels to enhance productivity and efficiency as well as promote additional revenue growth.  During the first quarter of 2016, Trustmark opened one branch office in the Alabama market region and closed one branch in the Mississippi market region.  During the second quarter of 2016, Trustmark plans to continue its measured approach to the optimization of its retail delivery channels by closing six branches with limited growth opportunities in the Alabama, Florida and Mississippi market regions.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  On March 11, 2016, Trustmark’s Board of Directors authorized a stock repurchase program as another capital management alternative under which $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  For additional information regarding the stock repurchase program, please see Note 14 – Shareholders’ Equity included in Part I. Item 1 – Financial Statements – of this report.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2016, to shareholders of record on June 1, 2016.

Recent Economic and Industry Developments

The economy showed moderate signs of improvement in the first three months of 2016; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices and slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding anticipated further tightening of monetary policy by the Board of Governors of the Federal Reserve System (FRB) and the upcoming presidential election.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the April 2016 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts” (the “Beige Book”), the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest pace during the reporting period, and noted modest growth in consumer spending; continued strengthening of labor markets and increased business spending; growth in lending activity and improvement in loan quality, with the exception of the Federal Reserve’s Eleventh District, Dallas; as well as improvements in both the residential and commercial real estate markets.  Reports by the twelve Federal Reserve Districts also noted that low prices continued to impact energy and mining outputs as well as agricultural producers.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting improved sales and positive outlooks for the near term, with the exception of the energy sector.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions) and the Eighth District, St. Louis (which includes Trustmark’s Tennessee market region) also reported increased loan demand, improvements in residential and commercial real estate activity and increased construction.  However, the Federal Reserve’s Sixth District also reported inconsistency in commercial real estate growth noting that the rate of improvement varied by metropolitan area, submarket, and property type and continued risk in areas dependent on the energy sector with some financial institutions adding additional reserves for bad debt.  The Federal Reserve’s Eleventh District (which includes Trustmark’s Texas market region), reported growth in housing market and positive outlooks for the housing sector, with the exception of the Houston market which continued to weaken; no to slightly negative loan growth; continued deterioration in loan quality as a result of stress in the energy sector; depressed demand for oilfield services as drilling activity continued to decline; and continued deterioration in the financial positions of many oil-related firms despite the increase in prices during March 2016.
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

Financial Highlights

Trustmark reported net income of $27.0 million, or basic and diluted earnings per share (EPS) of $0.40, in the first quarter of 2016, compared to $29.1 million, or basic and diluted EPS of $0.43, in the first quarter of 2015.  The decline in net income when the first quarter of 2016 is compared to the same time period in 2015 was principally the result of a decline in interest income due to the expected decline in interest income on acquired loans and the continued low interest rate environment.  Trustmark’s performance during the quarter ended March 31, 2016 produced a return on average tangible equity of 10.26%, a return on average assets of 0.85%, an average equity to average assets ratio of 11.73% and a dividend payout ratio of 57.50%, compared to a return on average tangible equity of 11.86%, a return on average assets of 0.97%, an average equity to average assets ratio of 11.85% and a dividend payout ratio of 53.49% during the quarter ended March 31, 2015.

Revenue, which is defined as net interest income plus noninterest income, totaled $138.0 million for the quarter ended March 31, 2016 compared to $139.8 million for the quarter ended March 31, 2015, a decrease of $1.7 million, or 1.2%.  The decrease in total revenue for the first quarter of 2016 was principally the result of the decline in interest and fees on acquired loans, which was partially offset by increases in interest and fees on loans held for sale (LHFS) and LHFI and other noninterest income.

Interest and fees on acquired loans decreased $8.1 million, or 53.4%, when the first quarter of 2016 is compared to the same time period in 2015, primarily due to a $5.0 million decline in accretion income and a $2.7 million decline in recoveries from the settlement of debt as acquired loans have continued to pay down as anticipated.  Interest and fees on LHFS and LHFI increased $6.1 million, or 9.2%, when the first quarter of 2016 is compared to the same time period in 2015, primarily due to an increase in the LHFI portfolio.  LHFI totaled $7.268 billion at March 31, 2016, an increase of $854.1 million, or 13.3%, when compared to March 31, 2015.  Other noninterest income increased $1.9 million when the three months ended March 31, 2016 is compared to the same time period in 2015, primarily reflecting a decrease in the net reduction of the Federal Deposit Insurance Corporation (FDIC) indemnification asset related to the acquired covered loans and covered other real estate, a decrease in the net loss on the sale of premises and equipment due to a loss recorded during the first quarter of 2015 on the sale of a former bank branch acquired in the February 2013 merger with BancTrust Financial Group, Inc. (BancTrust) and an increase in the net revenues received related to Trustmark’s nonqualified deferred compensation plan.

Trustmark’s provision for loan losses, LHFI for the three months ended March 31, 2016 totaled $2.2 million, an increase of $458 thousand, or 25.7%, when compared to a provision for loan losses, LHFI of $1.8 million for the three months ended March 31, 2015.  The increase in the provision for loan losses, LHFI for the first three months of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015, growth in the LHFI portfolio, an increase in the amount of newly criticized LHFI and an increase in the amount of specific reserves required related to impaired LHFI in the Mississippi market region when compared to the first three months of 2015.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended March 31, 2016 totaled $1.3 million, an increase of $962 thousand when compared to the same time period in 2015. The increase in the provision for loan losses, acquired loans during the first three months of 2016 when compared to the same time period in 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust, a decrease in charge-offs of acquired loans from both Heritage Banking Group (Heritage) and BancTrust partially offset by an increase in charge-offs of acquired loans from Bay Bank & Trust Co. (Bay Bank), and an increase in recoveries of acquired loans from BancTrust.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $3.6 million for the first three months of 2016, an increase of $1.4 million, or 66.6%, when compared to the same time period in 2015.

At March 31, 2016, nonperforming assets, excluding acquired loans and covered other real estate, totaled $142.5 million, an increase of $10.0 million, or 7.6%, compared to December 31, 2015 as a result of an increase in nonaccrual LHFI partially offset by a decline in other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $70.7 million at March 31, 2016, representing an increase of $15.4 million, or 27.8%, relative to December 31, 2015 principally due to substandard credits in Trustmark’s Mississippi market region migrating to nonaccrual status during the first quarter of 2016.  Other real estate, excluding covered other real estate, declined $5.4 million, or 7.0%, during the first three months of 2016 primarily due to properties sold in Trustmark’s Alabama, Florida and Mississippi market regions partially offset by properties foreclosed in the Mississippi and Florida market regions.

LHFI totaled $7.268 billion at March 31, 2016, an increase of $176.6 million, or 2.5%, compared to December 31, 2015.  The increase in LHFI during the first three months of 2016 represented growth across all five of Trustmark’s market regions and all major categories of its LHFI portfolio with the exception of consumer loans.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Trustmark has continued to experience improvements in credit quality on LHFI.  As of March 31, 2016, classified LHFI balances decreased $7.4 million, or 4.0%, while criticized LHFI balances decreased $10.1 million, or 5.1%, when compared to balances at March 31, 2015.  The decline in the volume of classified and criticized LHFI was primarily a result of upgrades of credits to a pass category and from repayment of several credits of significant size.

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

Total deposits were $9.634 billion at March 31, 2016, an increase of $45.4 million, or 0.5% compared to December 31, 2015.  During the first three months of 2016, noninterest-bearing deposits decreased $124.4 million, or 4.1%, across all categories of noninterest-bearing demand deposit accounts, while interest-bearing deposits increased $169.8 million, or 2.6%, primarily due to a seasonal increase in public interest-bearing accounts.  Other short-term borrowings totaled $877.8 million at March 31, 2016, an increase of $24.2 million, or 2.8%, when compared with $853.7 million at December 31, 2015.  The increase in other short-term borrowings was principally due to a $25.4 million increase in federal funds purchased and securities sold under repurchase agreements.

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K.

In March 2016, the Board of Directors of the FDIC approved a final rule to increase Deposit Insurance Fund (DIF) to the statutorily required minimum level of 1.35 percent.  Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks will decline once the reserve ratio reaches 1.15 percent, which the FDIC expects will occur during the first half of 2016.  The final rule approved in March 2016 will impose a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, on banks with at least $10.0 billion in assets.  The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of these surcharges.  The final rule will become effective on July 1, 2016.  If the reserve ratio reaches 1.15 percent before the effective date, surcharges will begin July 1, 2016.  If the reserve ratio has not reached 1.15 percent by July 1, 2016, surcharges will begin the first quarter after the reserve ratio reaches 1.15 percent.  Trustmark expects that its FDIC assessment expense will decline under this final rule as the lower regular assessment rates and the allowable adjustments will more than offset the surcharge of 4.5 cents per $100 of assessment base.

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Consolidated Statements of Income
Total interest income	$100,598	$102,431
Total interest expense	5,858	5,039
Net interest income	94,740	97,392
Provision for loan losses, LHFI	2,243	1,785
Provision for loan losses, acquired loans	1,309	347
Noninterest income	43,276	42,363
Noninterest expense	98,944	99,216
Income before income taxes	35,520	38,407
Income taxes	8,517	9,259
Net Income	$27,003	$29,148

Revenues (1)
Total revenues	$138,016	$139,755

Per Share Data
Basic earnings per share	$0.40	$0.43
Diluted earnings per share	0.40	0.43
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	7.27%	8.23%
Return on average tangible equity	10.26%	11.86%
Return on average assets	0.85%	0.97%
Average equity/average assets	11.73%	11.85%
Net interest margin (fully taxable equivalent)	3.54%	3.88%
Dividend payout ratio	57.50%	53.49%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.01%	—
Provision for loan losses/average loans	0.12%	0.11%
Nonperforming loans/total loans (incl LHFS*)	0.95%	1.17%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.89%	2.51%
Allowance for loan losses/total loans (excl LHFS*)	0.96%	1.11%

March 31,	2016	2015
Consolidated Balance Sheets
Total assets	$12,775,196	$12,179,164
Securities	3,536,323	3,566,013
Total loans (including LHFS* and acquired loans)	7,823,805	7,062,684
Deposits	9,633,643	9,906,990
Total shareholders' equity	1,508,256	1,446,084

Stock Performance
Market value - close	$23.03	$24.28
Book value	22.30	21.41
Tangible book value	16.50	15.53

Capital Ratios
Total equity/total assets	11.81%	11.87%
Tangible equity/tangible assets	9.01%	8.91%
Tangible equity/risk-weighted assets	11.84%	12.34%
Tier 1 leverage ratio	9.93%	9.99%
Common equity tier 1 risk-based capital ratio	12.41%	13.14%
Tier 1 risk-based capital ratio	13.04%	13.83%
Total risk-based capital ratio	13.92%	14.92%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income.
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

Non-GAAP Financial Measures

In addition to capital ratios defined by U.S. generally accepted accounting principles (GAAP) and banking regulators, Trustmark utilizes various tangible common equity measures when evaluating capital utilization and adequacy.  Tangible common equity, as defined by Trustmark, represents common equity less goodwill and identifiable intangible assets.

Trustmark believes these measures are important because they reflect the level of capital available to withstand unexpected market conditions.  Additionally, presentation of these measures allows readers to compare certain aspects of Trustmark’s capitalization to other organizations.  These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations.  In Management’s experience, many stock analysts use tangible common equity measures in conjunction with more traditional bank capital ratios to compare capital adequacy of banking organizations with significant amounts of goodwill or other tangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2016	2015
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,494,684	$1,436,969
Less: Goodwill		(366,156)	(365,500)
Identifiable intangible assets		(26,709)	(32,398)
Total average tangible equity		$1,101,819	$1,039,071

PERIOD END BALANCES
Total shareholders' equity		$1,508,256	$1,446,084
Less: Goodwill		(366,156)	(365,500)
Identifiable intangible assets		(25,751)	(31,250)
Total tangible equity	(a)	$1,116,349	$1,049,334

TANGIBLE ASSETS
Total assets		$12,775,196	$12,179,164
Less: Goodwill		(366,156)	(365,500)
Identifiable intangible assets		(25,751)	(31,250)
Total tangible assets	(b)	$12,383,289	$11,782,414
Risk-weighted assets	(c)	$9,431,021	$8,503,102

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$27,003	$29,148
Plus: Intangible amortization net of tax		1,109	1,229
Net income adjusted for intangible amortization		$28,112	$30,377
Period end shares outstanding	(d)	67,639,832	67,556,591

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		10.26%	11.86%
Tangible equity/tangible assets	(a)/(b)	9.01%	8.91%
Tangible equity/risk-weighted assets	(a)/(c)	11.84%	12.34%
Tangible book value	(a)/(d)*1,000	$16.50	$15.53

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,508,256	$1,446,084
AOCI-related adjustments		21,573	29,652
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(348,515)	(349,292)
Other adjustments and deductions for CET1 (2)		(10,861)	(9,104)
CET1 capital	(e)	1,170,453	1,117,340
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		(434)	(1,762)
Additional tier 1 capital		59,566	58,238
Tier 1 Capital		$1,230,019	$1,175,578

Common equity tier 1 risk-based capital ratio	(e)/(c)	12.41%	13.14%

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

Net interest income-FTE for the three months ended March 31, 2016 decreased $2.3 million, or 2.2%, when compared with the same time period in 2015.  The net interest margin decreased 34 basis points to 3.54% for the first three months of 2016 when compared to the same time period in 2015.  The decrease in the net interest margin reflected the prolonged low interest rate environment in the United States, and was primarily the result of a downward repricing of LHFI in response to increased competitive pricing pressures and decreases in the yield on acquired loans principally due to declines in accretion income and recoveries on settlement of debt related to acquired loans.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the first three months of 2016 was 3.40%, a decrease of 7 basis points when compared to the first three months of 2015, due to similar factors as discussed above.

Average interest-earning assets for the first three months of 2016 were $11.287 billion compared to $10.613 billion for the same time period in 2015, an increase of $674.0 million, or 6.4%.  The growth in average earning assets during the first three months of 2016 was primarily due to an increase in average loans (LHFS and LHFI) of $784.9 million, or 12.0%, partially offset by a decrease in average acquired loans of $147.7 million, or 28.1%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $854.1 million, or 13.3%, increase in the LHFI portfolio when balances at March 31, 2016 are compared to balances at March 31, 2015.  This increase represented growth across all of Trustmark’s market regions, with the exception of the Florida market region, and all categories in its LHFI portfolio.  The decline in average acquired loans was primarily attributable to pay-offs of acquired loans, principally related to the BancTrust merger.

During the first three months of 2016, interest and fees on LHFS and LHFI-FTE increased $6.6 million, or 9.4%, when compared to the same time period in 2015, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 14 basis points to 4.17% due to downward repricing of LHFI due to the current low interest rate environment and related competitive pressures.  During the first three months of 2016, interest and fees on acquired loans decreased $8.1 million, or 53.4%, compared to the same time period in 2015, due to declines in accretion income and recoveries on settlement of debt, primarily related to loans acquired in the BancTrust merger, as acquired loans continue to pay-down as anticipated.  As a result, the yield on acquired loans decreased to 7.46% compared to 11.62% during the first three months of 2015.  As a result of these factors, interest income-FTE decreased $1.4 million, or 1.3%, when the first three months of 2016 is compared to the same time period in 2015.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.07% for the first three months of 2015 to 3.74% for the first three months of 2016, a decrease of 33 basis points.

Average interest-bearing liabilities for the first three months of 2016 totaled $8.276 billion compared to $7.817 billion for the same time period in 2015, an increase of $459.8 million, or 5.9%.  The increase in average interest-bearing liabilities was principally due to the increase in average other borrowings partially offset by a decline in average interest-bearing deposits.  Average other borrowings increased $656.8 million when the first three months of 2016 is compared to the first three months of 2015, primarily reflecting increased balances of both short-term and long-term FHLB advances obtained from the FHLB of Dallas as Trustmark chose to utilize these less costly sources of funding.  Average interest-bearing deposits for the first three months of 2016 decreased $293.1 million, or 4.2%, when compared to the same time period in 2015, principally due to declines in certificates of deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.  Total interest expense for the first three months of 2016 increased $819 thousand, or 16.3%, when compared with the same time period in 2015, principally due to the $740 thousand, or 44.9%, increase in other interest expense as a result of the increase in FHLB advances with the FHLB of Dallas.  As a result of these factors, the overall yield on interest-bearing liabilities increased 2 basis points to 0.28% when the first three months of 2016 is compared with the first three months of 2015.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016			2015

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$382	$1	1.05%	$217	$—	—
Securities - taxable	3,353,913	20,086	2.41%	3,310,323	19,586	2.40%
Securities - nontaxable	141,685	1,497	4.25%	169,028	1,789	4.29%
Loans (LHFS and LHFI)	7,346,333	76,235	4.17%	6,561,430	69,658	4.31%
Acquired loans	378,435	7,022	7.46%	526,127	15,078	11.62%
Other earning assets	66,702	230	1.39%	46,368	393	3.44%
Total interest-earning assets	11,287,450	105,071	3.74%	10,613,493	106,504	4.07%
Cash and due from banks	281,912			290,251
Other assets	1,253,282			1,303,552
Allowance for loan losses, net	(81,138)			(81,993)
Total Assets	$12,741,506			$12,125,303

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,732,535	3,038	0.18%	$7,025,587	3,247	0.19%
Federal funds purchased and securities sold under repurchase agreements	517,180	431	0.34%	421,206	143	0.14%
Other borrowings	1,026,588	2,389	0.94%	369,752	1,649	1.81%
Total interest-bearing liabilities	8,276,303	5,858	0.28%	7,816,545	5,039	0.26%
Noninterest-bearing demand deposits	2,836,283			2,741,945
Other liabilities	134,236			129,844
Shareholders' equity	1,494,684			1,436,969
Total Liabilities and Shareholders' Equity	$12,741,506			$12,125,303
Net Interest Margin		99,213	3.54%		101,465	3.88%

Less tax equivalent adjustment		4,473			4,073

Net Interest Margin per Consolidated Statements of Income		$94,740			$97,392

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI totaled $2.2 million for the first three months of 2016, an increase of $458 thousand, or 25.7%, when compared to $1.8 million for the first three months of 2015.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The increase in the provision for loan losses, acquired loans during the first three months of 2016 when compared to the same time period in 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust, a decrease in charge-offs of acquired loans from both Heritage Banking Group (Heritage) and BancTrust partially offset by an increase in charge-offs of acquired loans from Bay Bank & Trust Co. (Bay Bank), and an increase in recoveries of acquired loans from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015
BancTrust	$1,736	$685
Bay Bank	(101)	(18)
Heritage	(326)	(320)
Total provision for loan losses, acquired loans	$1,309	$347

Noninterest Income

Noninterest income represented 31.5% and 30.3% of total revenue, before securities losses, net, for the three months ended March 31, 2016 and 2015, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$11,081	$11,085	$(4)	—
Bank card and other fees	6,918	6,762	156	2.3%
Mortgage banking, net	8,699	8,965	(266)	-3.0%
Insurance commissions	8,593	8,616	(23)	-0.3%
Wealth management	7,407	7,990	(583)	-7.3%
Other, net	888	(1,055)	1,943	n/m
Total Noninterest Income before securities losses, net	43,586	42,363	1,223	2.9%
Security losses, net	(310)	—	(310)	n/m
Total Noninterest Income	$43,276	$42,363	$913	2.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  The increase in bank card and other fees for the three months ended March 31, 2016 when compared to the same time period in 2015 was primarily the result of increases in net revenue related to the interest rate swaps entered into with qualified commercial borrowing customers and interchange income, partially offset by decreases in miscellaneous other bank fees.  See the section captioned “Derivatives” for additional information related to the derivative products offered to Trustmark’s qualified commercial borrowing customers.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Mortgage servicing income, net	$5,058	$4,897	$161	3.3%
Change in fair value-MSR from runoff	(2,005)	(2,213)	208	-9.4%
Gain on sales of loans, net	2,591	3,716	(1,125)	-30.3%
Other, net	2,642	1,245	1,397	n/m
Mortgage banking income before hedge ineffectiveness	8,286	7,645	641	8.4%
Change in fair value-MSR from market changes	(6,866)	(2,368)	(4,498)	n/m
Change in fair value of derivatives	7,279	3,688	3,591	97.4%
Net positive hedge ineffectiveness	413	1,320	(907)	-68.7%
Mortgage banking, net	$8,699	$8,965	$(266)	-3.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in net revenue from mortgage banking during the first three months of 2016 when compared to the same time period in 2015 was principally due to a decrease in gain on sales of loans, net and a decline in the net positive hedge ineffectiveness, partially offset by an increase in the positive net valuation adjustment for the fair value of LHFS, interest rate lock commitments and forward sales contracts.  Mortgage loan production for the three months ended March 31, 2016 was $307.5 million, an increase of $2.9 million, or 1.0%, when compared to the same time period in 2015, reflecting industry-wide improvements in real estate and construction activity.  In addition, during the second quarter of 2015, Trustmark expanded its mortgage banking capabilities with the addition of ten mortgage producers in the Alabama and Florida market regions. Loans serviced for others totaled $6.015 billion at March 31, 2016, compared with $5.635 billion at March 31, 2015, an increase of $380.0 million, or 6.7%, primarily due to increased loan sales during 2015.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the three months ended March 31, 2016 are compared to the same time period in 2015, resulted from lower profit margins from secondary marketing activities due to competitive pricing pressures in the market.  Loan sales totaled $235.4 million for the three months ended March 31, 2016, an increase of $2.4 million when compared with the same time period in 2015.  The increase in loans sales for the first three months of 2016 when compared to the same time period in 2015 was due to increased mortgage lending activity and Trustmark’s decision during 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The increase in other mortgage banking income, net when comparing the first three months of 2016 with the same time period in 2015 primarily resulted from an increase in the positive net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in profit margins during the first three months of 2016 offset partially by higher increases in volumes during the first three months of 2015.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 15 – Fair Value set forth in Part I. Item 1. – Financial Statements – of this report.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,479)	$(2,472)	$(7)	0.3%
Decrease in FDIC indemnification asset	(99)	(970)	871	-89.8%
Increase in life insurance cash surrender value	1,692	1,675	17	1.0%
Other miscellaneous income	1,774	712	1,062	n/m
Total other, net	$888	$(1,055)	$1,943	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when the first three months of 2016 are compared to the same time period in 2015 was primarily the result of increases in other miscellaneous income and a decrease in the net reduction of the FDIC indemnification asset.  The increase in other miscellaneous income for the first three months of 2016 compared to the same time period in 2015 was principally due to a decline in the loss on sale of premises and equipment as result of a net loss recorded during the first quarter of 2015 on the sale of a former bank branch acquired in the merger with BancTrust and an increase in the amount of revenues received during the first three months of 2016 related to Trustmark’s non-qualified deferred compensation plan. The decrease in the net reduction of the FDIC indemnification asset was primarily due to a positive valuation adjustment for covered acquired loans during the first three months of 2016 compared to negative valuation adjustments for both covered acquired loans and covered other real estate during the first three months of 2015.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Salaries and employee benefits	$57,201	$57,169	$32	0.1%
Services and fees	14,475	14,121	354	2.5%
Net occupancy-premises	6,188	6,191	(3)	-0.1%
Equipment expense	6,094	5,974	120	2.0%
ORE/Foreclosure expense:
Write-downs	1,102	1,024	78	7.6%
Net (gain)/loss on sale	(1,867)	(1,367)	(500)	36.6%
Carrying costs	946	1,458	(512)	-35.1%
Total ORE/Foreclosure expense	181	1,115	(934)	-83.8%
FDIC assessment expense	2,811	2,940	(129)	-4.4%
Other expense	11,994	11,706	288	2.5%
Total noninterest expense	$98,944	$99,216	$(272)	-0.3%

Changes in the various component of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Services and Fees

The increase in services and fees for the three months ended March 31, 2016 when compared with the same time period in 2015 was primarily due to higher data processing expenses related to software as well as increases in outside services and fees, which were partially offset by declines in communication expenses (i.e., courier services and telephone expense).

During the second quarter of 2015, Trustmark introduced its new consumer mobile banking service, myTrustmarkSM.  Trustmark continues to expand product features and functionality provided to customers through myTrustmarkSM.  Since the release of myTrustmarkSM, adoption of online banking has increased with approximately two-thirds of these customers accessing myTrustmarkSM through mobile devices. Trustmark has partnered with third party vendors to employ several security control mechanisms to assure secure access to myTrustmarkSM as well as the security of the data processing and storage behind the site.

ORE/Foreclosure Expense

The decrease in ORE/Foreclosure expense for the three months ended March 31, 2016 compared with the same time period in 2015 was principally due to declines in other real estate carrying costs as well as an increase in the net gain on the sale of other real estate.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate.”

FDIC Assessment Expense

The decrease in FDIC assessment expense for the first three months of 2016 when compared with the same time period in 2015 primarily resulted from a projected decrease in Trustmark’s assessment rate, which benefited from a reduction in FDIC defined higher-risk assets.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Loan expense	$3,043	$2,721	$322	11.8%
Amortization of intangibles	1,796	1,991	(195)	-9.8%
Other miscellaneous expense	7,155	6,994	161	2.3%
Total other expense	$11,994	$11,706	$288	2.5%

The increase in other expenses for the three months ended March 31, 2016 when compared to the same time period in 2015 was principally due to increases in loan expenses, primarily due to increases in attorney fees and reserves for mortgage loan putback expense, and other miscellaneous expenses, primarily resulting from higher customer-related fraud losses.  These increases were partially offset by a decrease in the amortization of the core deposit intangible asset.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 17 – Segment Information included in Part I. Item 1. – Financial Statements – of this report.  The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2016 and 2015.

General Banking

Net interest income for the General Banking Division decreased $2.8 million, or 2.9%, when the three months ended March 31, 2016 are compared with the same time period in 2015.  The decline in net interest income was mostly due to declines in interest and fees on acquired loans, which was partially offset by an increase in interest and fees on LHFS and LHFI.  The provision for loan losses, net for the three months ended March 31, 2016 totaled $3.6 million compared to $2.1 million for the same period in 2015, an increase of $1.4 million, or 66.6%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $1.7 million, or 6.4%, during the first three months of 2016 compared to the same time period in 2015.  Noninterest income for the General Banking Division represented 22.5% of total revenues for the first three months of 2016 as opposed to 20.9% for the same time period in 2015.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $376 thousand, or 0.4%, during the first three months of 2016 compared with the same time period in 2015.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first three months of 2016, net income for the Wealth Management Division increased $235 thousand, or 30.2%, when compared to the same time period in 2015. Net interest income for the Wealth Management Division increased $190 thousand when the first three months of 2016 is compared to the same time period in 2015 due to an increase in the interest income earned on deposit accounts held by the Wealth Management Division.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $719 thousand, or 9.0%, when the first three months of 2016 are compared to the same time period in 2015.  The decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in annuity income and commissions generated by the brokerage services unit as well as a decrease in trust asset management fee income.  Noninterest expense decreased $879 thousand, or 13.0%, during the first three months of 2016 compared to the same time period in 2015, principally due to decreases in salaries and employee benefits, primarily due to lower commissions and salary expense as well as a gain recorded in other expense during the first quarter of 2016 related to the recapture of funds from a trust account.

At March 31, 2016 and 2015, Trustmark held assets under management and administration of $10.861 billion and $10.881 billion, respectively, and brokerage assets of $1.553 billion and $1.594 billion, respectively.

Insurance

Net income for the Insurance Division during the first three months of 2016 decreased $185 thousand, or 16.8%, compared to the same time period in 2015.  Noninterest income for the Insurance Division remained relatively stable with a slight decrease of $22 thousand, or 0.3%, when the first three months of 2016 are compared to the same time period in 2015.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $8.6 million for the first quarter of 2015, an increase of $92 thousand, or 1.1%, compared to the fourth quarter of 2015, and a decrease of $23 thousand, or 0.3%, compared to the first quarter of 2015.  The decrease in insurance commissions during the first three months of 2016 when compared to the same time period in 2015 was primarily due to declines in business commission volume primarily in personal property and casualty coverage partially offset by new business commission volume primarily in commercial property and casualty and group health coverage, resulting from both a continued focus on new business and the addition of experienced account executives with an established book of business during 2015.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $231 thousand, or 3.3%, when the first three months of 2016 is compared to the same time period in 2015, primarily due to higher salaries and commissions expense resulting from modest general merit increases.

Income Taxes

For the three months ended March 31, 2016, Trustmark’s combined effective tax rate was 24.0% compared to 24.1% for the same time period in 2015.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $11.287 billion, or 88.6% of total average assets, at March 31, 2016, compared to $10.613 billion, or 87.5% of total average assets, at March 31, 2015, an increase of $674.0 million, or 6.4%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased to 4.2 years at March 31, 2016, compared to 5.2 years at December 31, 2015.

When compared with December 31, 2015, total investment securities increased by $3.1 million during the first three months of 2016.  This increase resulted primarily from purchases of government-sponsored enterprise (GSE) guaranteed securities and improvements in the fair market value of the available for sale securities, which were largely offset by maturities and pay-downs of the loans underlying these securities.  Trustmark sold $25.0 million of securities during the first three months of 2016, which generated a net loss of $310 thousand, compared to no securities sold during the first three months of 2015.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying balance sheets totaled $31.3 million ($19.3 million net of tax) compared to $34.0 million ($21.0 million net of tax) at December 31, 2015.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At March 31, 2016, available for sale securities totaled $2.368 billion, which represented 67.0% of the securities portfolio, compared to $2.345 billion, or 66.4%, at December 31, 2015.  At March 31, 2016, unrealized gains, net on available for sale securities totaled $41.5 million compared to $5.9 million at December 31, 2015.  At March 31, 2016, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2016, held to maturity securities totaled $1.168 billion and represented 33.0% of the total securities portfolio, compared with $1.188 billion, or 33.6%, at December 31, 2015.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 95% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of March 31, 2016, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2016 ($ in thousands):

	March 31, 2016
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,195,144	94.4%	$2,232,465	94.3%
Aa1 to Aa3	80,191	3.4%	83,073	3.5%
A1 to A3	1,710	0.1%	1,731	0.1%
Not Rated (1)	49,562	2.1%	50,851	2.1%
Total securities available for sale	$2,326,607	100.0%	$2,368,120	100.0%

Securities Held to Maturity
Aaa	$1,113,925	95.3%	$1,141,819	95.2%
Aa1 to Aa3	39,801	3.4%	42,449	3.5%
A1 to A3	815	0.1%	836	0.1%
Not Rated (1)	13,662	1.2%	14,109	1.2%
Total securities held to maturity	$1,168,203	100.0%	$1,199,213	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2016, approximately 94.3% of the available for sale securities and 95.3% of the held to maturity securities were rated Aaa.

LHFS

At March 31, 2016, LHFS totaled $191.0 million, consisting of $156.2 million of residential real estate mortgage loans in the process of being sold to third parties and $34.9 million of GNMA optional repurchase loans.  At December 31, 2015, LHFS totaled $160.2 million, consisting of $124.2 million of residential real estate mortgage loans in the process of being sold to third parties and $36.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for the first three months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements – of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$697,500	9.6%	$824,723	11.6%
Secured by 1- 4 family residential properties	1,640,015	22.6%	1,649,501	23.3%
Secured by nonfarm, nonresidential properties	1,893,240	26.0%	1,736,476	24.5%
Other real estate secured	273,752	3.8%	211,228	3.0%
Commercial and industrial loans	1,368,464	18.8%	1,343,211	18.9%
Consumer loans	164,544	2.3%	169,135	2.4%
State and other political subdivision loans	787,049	10.8%	734,615	10.4%
Other loans	443,458	6.1%	422,496	5.9%
LHFI	$7,268,022	100.0%	$7,091,385	100.0%

LHFI increased $176.6 million, or 2.5%, compared to December 31, 2015.  The increase in LHFI during the first three months of 2016 represented growth across all five of Trustmark’s market regions and all major categories of its LHFI portfolio with the exception of consumer loans.

LHFI secured by real estate increased $82.6 million, or 1.9%, during the first three months of 2016 as growth in in the Mississippi, Alabama and Texas market regions was partially offset by declines in the Tennessee and Florida market regions.  LHFI secured by construction, land development and other land decreased $127.2 million, or 15.4%, during the first three months of 2016, primarily due to other construction loans that were moved to the appropriate permanent categories partially offset by new loans in the other construction loans and 1-4 family construction categories.  During the first three months of 2016, $242.9 million in other construction loans were moved to the appropriate permanent categories upon completion, including $144.7 million in non-owner occupied, $31.4 million in owner occupied and $66.7 million in multi-family residential.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $96.8 million for the first three months of 2016.  The 1-4 family construction loan portfolio increased $10.6 million, or 6.8%, during the first three months of 2016, principally due to growth in Trustmark’s Alabama, Texas and Mississippi market regions.

The commercial real estate loan portfolio increased $156.8 million, or 9.0%, during the first three months of 2016, principally due to construction loans moved to permanent financing.  Excluding the reclassifications from other construction loans, the commercial real estate loans portfolio declined $18.7 million, or 1.1%, during the first three months of 2016.  The decrease in the commercial real estate loan portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in Trustmark’s Texas, Tennessee and Florida market regions as well as declines in owner occupied loans in the Texas, Mississippi and Tennessee market regions, which were partially offset by growth in non-owner occupied loans in Trustmark’s Alabama and Mississippi market regions.  Other real estate secured LHFI increased $62.5 million, or 29.6%, during the first three months of 2016, primarily due to multi-family residential loans in the Texas market regions moved from other construction loans to permanent financing.  Excluding all reclassifications between loan categories, other real estate secured LHFI declined $6.3 million, or 3.0%, during the first three months of 2016.

The commercial and industrial loan portfolio increased $25.3 million, or 1.9%, during the first three months of 2016, due to growth in the Tennessee, Mississippi, Florida and Texas market regions, partially offset by declines in the Alabama market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At March 31, 2016 and December 31, 2015, energy-related LHFI had outstanding balances of approximately $253.0 million and $213.0 million, respectively, which represented approximately 3.5% of Trustmark’s total LHFI portfolio at March 31, 2016 compared to approximately 3.0% of the total LHFI portfolio at December 31, 2015.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $52.4 million, or 7.1%, during the first three months of 2016 principally due to growth in traditional public finance loans, such as investments that entail the use of tax anticipation notes, public school improvements, facility improvements and renovations, in all five of Trustmark’s market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $21.0 million, or 5.0%, during the first three months of 2016, which primarily represented growth in Trustmark’s Alabama, Tennessee and Mississippi market regions partially offset by declines in the Texas market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2016	December 31, 2015
Home equity loans	$59,355	$61,635
Home equity lines of credit	376,422	376,998
Percentage of loans and lines for which Trustmark holds first lien	59.2%	58.9%
Percentage of loans and lines for which Trustmark does not hold first lien	40.8%	41.1%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2016 and December 31, 2015 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	March 31, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$211,259	$486,241	$697,500
Secured by 1- 4 family residential properties	1,575,878	64,137	1,640,015
Secured by nonfarm, nonresidential properties	1,094,379	798,861	1,893,240
Other real estate secured	134,788	138,964	273,752
Commercial and industrial loans	449,850	918,614	1,368,464
Consumer loans	145,216	19,328	164,544
State and other political subdivision loans	696,917	90,132	787,049
Other loans	191,257	252,201	443,458
LHFI	$4,499,544	$2,768,478	$7,268,022

	December 31, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$311,049	$513,674	$824,723
Secured by 1- 4 family residential properties	1,573,640	75,861	1,649,501
Secured by nonfarm, nonresidential properties	1,116,689	619,787	1,736,476
Other real estate secured	160,147	51,081	211,228
Commercial and industrial loans	611,198	732,013	1,343,211
Consumer loans	149,742	19,393	169,135
State and other political subdivision loans	682,028	52,587	734,615
Other loans	210,186	212,310	422,496
LHFI	$4,814,679	$2,276,706	$7,091,385

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

The following table presents the LHFI composition by region at March 31, 2016 and reflects a diversified mix of loans by region ($ in thousands):

	March 31, 2016
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$697,500	$129,438	$54,964	$261,624	$46,911	$204,563
Secured by 1-4 family residential properties	1,640,015	63,369	47,203	1,402,893	107,172	19,378
Secured by nonfarm, nonresidential properties	1,893,240	244,495	165,995	894,692	140,428	447,630
Other real estate secured	273,752	18,950	4,747	118,279	18,020	113,756
Commercial and industrial loans	1,368,464	105,124	15,728	711,295	234,252	302,065
Consumer loans	164,544	18,091	3,022	122,986	18,037	2,408
State and other political subdivision loans	787,049	63,359	30,536	514,537	31,518	147,099
Other loans	443,458	41,199	19,472	289,902	50,854	42,031
LHFI	$7,268,022	$684,025	$341,667	$4,316,208	$647,192	$1,278,930

Construction, Land Development and Other Land Loans by Region
Lots	$50,492	$7,175	$19,716	$16,846	$3,560	$3,195
Development	57,654	7,426	4,219	27,354	710	17,945
Unimproved land	113,169	13,992	17,981	43,638	18,168	19,390
1-4 family construction	165,572	35,012	10,110	76,428	1,675	42,347
Other construction	310,613	65,833	2,938	97,358	22,798	121,686
Construction, land development and other land loans	$697,500	$129,438	$54,964	$261,624	$46,911	$204,563

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$257,281	$62,525	$37,083	$92,383	$20,393	$44,897
Office	221,311	31,304	31,521	80,383	5,731	72,372
Nursing homes/assisted living	118,023	—	—	112,650	5,373	—
Hotel/motel	184,898	38,031	21,924	45,023	32,265	47,655
Industrial	85,605	17,467	9,487	16,493	1,455	40,703
Health care	26,830	2,241	862	23,727	—	—
Convenience stores	16,585	230	—	10,268	1,091	4,996
Other	199,259	12,030	16,920	89,495	3,737	77,077
Total non-owner occupied loans	1,109,792	163,828	117,797	470,422	70,045	287,700
Owner-occupied:
Office	123,870	9,295	20,577	64,859	8,631	20,508
Churches	90,616	9,043	2,194	45,480	25,045	8,854
Industrial warehouses	135,811	5,723	4,050	67,766	10,756	47,516
Health care	121,515	19,478	8,602	61,609	11,693	20,133
Convenience stores	81,707	7,778	1,752	46,559	2,647	22,971
Retail	42,068	8,415	5,698	20,071	2,098	5,786
Restaurants	32,753	2,645	1,722	22,542	3,636	2,208
Auto dealerships	14,042	8,068	93	4,682	1,199	—
Other	141,066	10,222	3,510	90,702	4,678	31,954
Total owner-occupied loans	783,448	80,667	48,198	424,270	70,383	159,930
Loans secured by nonfarm, nonresidential properties	$1,893,240	$244,495	$165,995	$894,692	$140,428	$447,630

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

At March 31, 2016, the allowance for loan losses, LHFI, was $69.7 million, an increase of $2.0 million, or 3.0%, when compared with December 31, 2015.  The increase in the allowance for loan loss was principally due to an increase in LHFI that were specifically reviewed and impaired in Trustmark’s Mississippi market region during the first three months of 2016.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, declined to 203.24% at March 31, 2016, compared to 210.32% at December 31, 2015 due to the increase in the balance of nonperforming LHFI, excluding specifically reviewed impaired LHFI, during the first three months of 2016.  Allocation of Trustmark’s $69.7 million allowance for loan losses, LHFI, represented 1.06% of commercial LHFI and 0.65% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.96% as of March 31, 2016.  This compares with an allowance to total LHFI of 0.95% at December 31, 2015, which was allocated to commercial LHFI at 1.05% and to consumer and mortgage LHFI at 0.66%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,184	$5,230	$10,970
LHFI charged-off	(3,363)	(152)	(268)	(1,790)	(261)	(892)
Recoveries	3,169	89	942	1,864	253	21
Net (charge-offs) recoveries	(194)	(63)	674	74	(8)	(871)
Provision for loan losses, LHFI	2,243	540	(818)	1,848	138	535
Balance at end of period	$69,668	$5,946	$2,622	$45,106	$5,360	$10,634

	Three Months Ended March 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,616	$3,647	$3,920	$47,290	$5,674	$9,085
LHFI charged-off	(3,004)	(256)	(525)	(1,654)	(273)	(296)
Recoveries	2,924	112	553	1,511	489	259
Net (charge-offs) recoveries	(80)	(144)	28	(143)	216	(37)
Provision for loan losses, LHFI	1,785	761	1,833	(2,729)	1,432	488
Balance at end of period	$71,321	$4,264	$5,781	$44,418	$7,322	$9,536

Net charge-offs were negligible as charge-offs only slightly exceeded recoveries for both the three months ended March 31, 2016 and 2015.  The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first three months of 2016 totaled 0.12% of average loans (LHFS and LHFI), compared with 0.11% of average loans (LHFS and LHFI) for the same time period in 2015.  The increase in the provision for loan losses, LHFI for the first three months of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015, growth in the LHFI portfolio, an increase in the amount of newly criticized LHFI and an increase in the amount of specific reserves required related to impaired LHFI in the Mississippi market region when compared to the first three months of 2015.  For a complete description of the revisions made to Trustmark’s allowance for loan loss methodology during 2015, please see Note 5 –LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2015 Annual Report on Form 10-K.

Trustmark continues to devote significant resources to managing credit risks resulting from the slowdown in residential real estate developments.  Management believes that the construction and land development portfolio is appropriately risk rated and adequately reserved based on current conditions.

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of nonperforming assets, excluding acquired loans and covered other real estate, by geographic market region at March 31, 2016 and December 31, 2015 ($ in thousands):

	March 31, 2016	December 31, 2015
Nonaccrual LHFI
Alabama	$1,788	$1,776
Florida	4,952	5,180
Mississippi	56,590	40,754
Tennessee	5,849	5,106
Texas	1,515	2,496
Total nonaccrual LHFI	70,694	55,312
Other real estate
Alabama	19,137	21,578
Florida	27,907	29,579
Mississippi	14,511	14,312
Tennessee	8,699	9,974
Texas	1,552	1,734
Total other real estate, excluding covered other real estate	71,806	77,177
Total nonperforming assets	$142,500	$132,489

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.89%	1.81%

Loans past due 90 days or more
LHFI	$611	$2,300

LHFS - Guaranteed GNMA serviced loans (1)	$24,110	$21,812

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2016, nonaccrual LHFI totaled $70.7 million, or 0.95% of total LHFS and LHFI, reflecting an increase of $15.4 million, or 0.21% of total LHFS and LHFI, relative to December 31, 2015.  The increase in nonaccrual LHFI was principally the result of LHFI migrating to nonaccrual status in the Mississippi market region partially offset by substandard credits in Trustmark’s Mississippi, Texas and Tennessee market regions that were paid off, foreclosed or charged off during the first three months of 2016.  LHFI migrating to nonaccrual status in Trustmark’s Mississippi market region totaled approximately $19.0 million during the first three months of 2016, $14.4 million, or 75.8%, of this total represented three substandard credits, two energy-related loans and one healthcare provider.  As of March 31, 2016, nonaccrual energy-related LHFI represented less than 4.5% of Trustmark’s total energy-related portfolio.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual/Impaired LHFI” included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate, Excluding Covered Other Real Estate

At March 31, 2016, other real estate, excluding covered other real estate, decreased of $5.4 million, or 7.0%, when compared with December 31, 2015.  The decrease in other real estate, excluding covered other real estate, was primarily due to properties sold in Trustmark’s Alabama, Florida, Mississippi and Tennessee market regions as well as write-downs in the Tennessee market region partially offset by properties foreclosed in the Mississippi and Florida market region.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	3,306	407	880	1,686	333	—
Disposals	(7,537)	(2,968)	(2,282)	(1,221)	(884)	(182)
Write-downs	(1,140)	120	(270)	(266)	(724)	—
Balance at end of period	$71,806	$19,137	$27,907	$14,511	$8,699	$1,552

	Three Months Ended March 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	8,656	2,776	2,925	1,275	47	1,633
Disposals	(10,108)	(1,473)	(2,766)	(3,581)	(774)	(1,514)
Write-downs	(882)	(704)	(737)	52	507	—
Balance at end of period	$90,175	$21,795	$34,746	$15,143	$10,072	$8,419

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, increased $258 thousand when the first three months of 2016 is compared to the same time period in 2015.  The increase in write-downs on other real estate, excluding covered other real estate, during the first three months of 2016 compared to the same time period in 2015 was primarily the result of increases in the reserves for write-downs of other real estate in the Tennessee and Mississippi market regions, partially offset by decreases in the reserves for write-downs of other real estate in the Alabama and Florida market regions as well as a decrease in write-downs on other real estate that was revalued, principally in the Florida market region.

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $880 thousand of BancTrust properties foreclosed during the first three months of 2016, $270 thousand of write-downs of BancTrust other real estate and the sale of $1.8 million of BancTrust other real estate in Florida during the first three months of 2016.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $1.2 million during the first three months of 2016.

For additional information regarding other real estate, including covered other real estate, see Note 6 – Other Real Estate and Covered Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

As of March 31, 2016 and December 31, 2015, acquired loans consisted of the following ($ in thousands):

	March 31, 2016		December 31, 2015
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$41,097	$387	$41,623	$1,021
Secured by 1-4 family residential properties	81,314	8,564	86,950	10,058
Secured by nonfarm, nonresidential properties	126,177	3,679	135,626	4,638
Other real estate secured	24,374	1,132	23,860	1,286
Commercial and industrial loans	51,663	1,143	55,075	624
Consumer loans	5,027	—	5,641	—
Other loans	20,129	69	23,936	73
Acquired loans	349,781	14,974	372,711	17,700
Less allowance for loan losses, acquired loans	13,212	323	11,259	733
Net acquired loans	$336,569	$14,651	$361,452	$16,967

During the first three months of 2016, noncovered and covered acquired loans declined $22.9 million, or 6.2%, and $2.7 million, or 15.4%, respectively, compared to balances at December 31, 2015.  The decrease in both noncovered and covered acquired loans during the first three months of 2016 was primarily the result of pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $25.0 million to $30.0 million during the second quarter of 2016.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the second quarter of 2016.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.  For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.634 billion at March 31, 2016 compared to $9.588 billion at December 31, 2015, an increase of $45.4 million, or 0.5%.  Growth in interest-bearing deposits totaled $169.8 million, or 2.6%, and was partially offset by a decline in noninterest-bearing deposits of $124.4 million, or 4.1%, during the first three months of 2016.  The decrease in noninterest-bearing deposits was attributable to declines across all categories of demand deposit accounts.  The increase in interest-bearing deposits resulted primarily from a seasonal increase in public interest-bearing accounts during the first quarter of 2016.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $877.8 million at March 31, 2016, an increase of $24.2 million, or 2.8%, when compared with $853.7 million at December 31, 2015.  Federal funds purchased and securities sold under repurchase agreements totaled $466.4 million at March 31, 2016 compared to $441.0 million at December 31, 2015, an increase of $25.4 million, or 5.8%.  Of these amounts $164.4 million and $144.0 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $302.0 million at March 31, 2016, an increase of $5.0 million when compared with $297.0 million at December 31, 2015.  Other short-term borrowings decreased $1.2 million, or 0.3%, during the first three months of 2016 primarily due to the decline in GNMA loans eligible for repurchase. For additional information regarding Trustmark’s GNMA optional repurchase loans, please see the section captioned “LHFS.”

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

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2015.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2016, Trustmark’s total shareholders’ equity was $1.508 billion, an increase of $35.2 million, or 2.4%, from its level at December 31, 2015.  During the first three months of 2016, shareholders’ equity increased primarily as a result of net income of $27.0 million and an increase in the net unrealized gains on available for sale securities of $22.0 million, net of tax, partially offset by common stock dividends of $15.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 14 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2016 and December 31, 2015.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2016 and 2015 were $0.23.  Trustmark’s indicated dividend for 2016 is $0.92 per common share, which is the same as dividends per common share in 2015.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.569 billion for the first three months of 2016 and represented approximately 75.1% of average liabilities and shareholders’ equity, compared to average deposits of $9.768 billion, which represented 80.6% of average liabilities and shareholders’ equity for the first three months of 2015.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2016, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $40.8 million compared to $42.3 million at December 31, 2015.

At March 31, 2016, Trustmark had $302.0 million in upstream federal funds purchased, compared to $297.0 million at December 31, 2015.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark also maintains a relationship with the FHLB of Dallas, which provided $350.0 million of outstanding short-term advances and $500.0 million of outstanding long-term advances at both March 31, 2016 and December 31, 2015.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.389 billion at March 31, 2016.  In addition, at March 31, 2016, Trustmark had $1.1 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.2 million at December 31, 2015.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At March 31, 2016, Trustmark had approximately $1.145 billion available in repurchase agreement capacity compared to $1.194 billion at December 31, 2015.  The decrease in repurchase agreement capacity at March 31, 2016, was primarily due to a decrease in the unencumbered investment portfolio balance resulting from higher seasonal public deposit balances.

Another borrowing source is the Discount Window.  At March 31, 2016, Trustmark had approximately $902.3 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $883.7 million at December 31, 2015.

TNB has outstanding $50.0 million in aggregate principal amount of the Notes due December 15, 2016.  At March 31, 2016, the carrying amount of the Notes was $50.0 million.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2016, Trustmark had no shares of preferred stock issued and outstanding.

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

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to the Trust throughout the five-year period beginning December 31, 2014 and ending December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark pays a fixed interest rate of 1.66% per annum and receives a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2016 and 2015.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $881 thousand and $160 thousand at March 31, 2106 and December 31, 2015, respectively.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $563 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $464.3 million at March 31, 2016, with a positive valuation adjustment of $1.2 million, compared to $298.6 million, with a positive valuation adjustment of $1.4 million at December 31, 2015.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $324.0 million at March 31, 2016 compared to $264.5 million at December 31, 2015.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $413 thousand and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease in the net positive ineffectiveness was primarily due to the tightening in the mortgage spread during the first three months of 2016 compared the same time period in 2015.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $356.6 million related to this program, compared to $359.3 million as of December 31, 2015.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of March 31, 2016 and December 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.1 million and $2.6 million, respectively.  As of March 31, 2016, Trustmark had posted collateral of $4.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At March 31, 2016 and December 31, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.6 million and $14.8 million, respectively.  At March 31, 2016 and December 31, 2015, Trustmark had entered into one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2016 and December 31, 2015.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2016 and 2015.  At March 31, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2016	2015
+200 basis points	—	3.8%
+100 basis points	0.1%	2.0%
-100 basis points	-6.2%	-5.9%

As shown in the table above, the interest rate shocks for the first three months of 2016 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2016 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2016 and 2015.  At March 31, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2016	2015
+200 basis points	3.6%	10.4%
+100 basis points	2.5%	6.4%
-100 basis points	-9.4%	-13.2%

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income and other ancillary income such as late fees.  Management reviews all significant assumptions quarterly.  Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal.  The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk.  Both assumptions can, and generally will, change as market conditions and interest rates change.

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

At March 31, 2016, the MSR fair value was approximately $68.2 million, compared to $62.9 million at March 31, 2015.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2016, would be a decline in fair value of approximately $2.6 million and $2.2 million, respectively, compared to a decline in fair value of approximately $2.5 million and $2.0 million, respectively, at March 31, 2015.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2015 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2016.

For additional information regarding Trustmark’s basis of presentation and accounting policies, see Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation included in Part I. Item 1. – Financial Statements of this report.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

For a complete list of recently adopted and pending accounting policies and the impact on Trustmark, see Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements included in Part I. Item 1. – Financial Statements – of this report.

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

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in three lawsuits related to the collapse of the Stanford Financial Group.  The first is a purported class action complaint that was filed on August 23, 2009 in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions unaffiliated with Trustmark as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.  In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed an additional Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.  In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline for the parties to complete briefing on class certification issues.  All parties have completed and filed briefing on the class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s fraudulent transfer claims.  The court denied the defendants’ motions to dismiss in all other regards.  On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for aiding, abetting, and participating in (i) violations of the Texas Securities Act and (ii) breaches of fiduciary duty.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC.  The Court has not yet ruled on the defendants’ motions to dismiss the SAC.

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

On April 11, 2016, Trustmark learned that a third Stanford-related lawsuit had been filed on April 11, 2016 in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  To date, TNB has not been served in connection with this action.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  All Stanford-related lawsuits are in their preliminary stages.

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

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares of common stock or other equity securities were repurchased by Trustmark during the three months ended March 31, 2016.  On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

3-a	Restated Articles of Incorporation of Trustmark, as restated April 28, 2016. Incorporated herein by reference to Exhibit 3.1 to Trustmark’s Form 8-K Current Report filed on May 2, 2016.

3-b	Bylaws of Trustmark, as amended and restated April 28, 2016. Incorporated herein by reference to Exhibit 3.2 to Trustmark’s Form 8-K Current Report filed on May 2, 2016.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	May 6, 2016	DATE:	May 6, 2016