Form 10-Q
period 2016-06-30
TRUSTMARK CORP
filed 2016-08-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, there were 67,624,853 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues relating to the European financial system and monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, including those associated with the planned termination of our noncontributory tax-qualified defined benefit pension plan, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Cash and due from banks (noninterest-bearing)	$322,049	$277,751
Federal funds sold and securities purchased under reverse repurchase agreements	3,198	250
Securities available for sale (at fair value)	2,388,306	2,345,422
Securities held to maturity (fair value: $1,210,044-2016; $1,195,367-2015)	1,173,204	1,187,818
Loans held for sale (LHFS)	213,546	160,189
Loans held for investment (LHFI)	7,405,181	7,091,385
Less allowance for loan losses, LHFI	71,796	67,619
Net LHFI	7,333,385	7,023,766
Acquired loans:
Noncovered loans	325,196	372,711
Covered loans	13,839	17,700
Less allowance for loan losses, acquired loans	12,480	11,992
Net acquired loans	326,555	378,419
Net LHFI and acquired loans	7,659,940	7,402,185
Premises and equipment, net	192,732	195,656
Mortgage servicing rights	62,814	74,007
Goodwill	366,156	366,156
Identifiable intangible assets	24,058	27,546
Other real estate, excluding covered other real estate	69,502	77,177
Covered other real estate	388	1,651
FDIC indemnification asset	—	738
Other assets	554,456	562,350
Total Assets	$13,030,349	$12,678,896

Liabilities
Deposits:
Noninterest-bearing	$2,921,016	$2,998,694
Interest-bearing	6,610,508	6,589,536
Total deposits	9,531,524	9,588,230
Federal funds purchased and securities sold under repurchase agreements	606,336	441,042
Short-term borrowings	360,434	412,617
Long-term FHLB advances	751,106	501,155
Subordinated notes	49,985	49,969
Junior subordinated debt securities	61,856	61,856
Other liabilities	145,641	150,970
Total Liabilities	11,506,882	11,205,839

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,623,601 shares - 2016; 67,559,128 shares - 2015	14,090	14,076
Capital surplus	364,516	361,467
Retained earnings	1,157,025	1,142,908
Accumulated other comprehensive loss, net of tax	(12,164)	(45,394)
Total Shareholders' Equity	1,523,467	1,473,057
Total Liabilities and Shareholders' Equity	$13,030,349	$12,678,896

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on LHFS & LHFI	$73,745	$68,167	$146,031	$134,378
Interest and fees on acquired loans	8,051	12,557	15,073	27,635
Interest on securities:
Taxable	19,402	19,731	39,488	39,317
Tax exempt	929	1,097	1,902	2,260
Interest on federal funds sold and securities purchased under reverse repurchase agreements	4	2	5	2
Other interest income	200	392	430	785
Total Interest Income	102,331	101,946	202,929	204,377
Interest Expense
Interest on deposits	3,122	3,204	6,160	6,451
Interest on federal funds purchased and securities sold under repurchase agreements	404	179	835	322
Other interest expense	2,428	1,614	4,817	3,263
Total Interest Expense	5,954	4,997	11,812	10,036
Net Interest Income	96,377	96,949	191,117	194,341
Provision for loan losses, LHFI	2,596	1,033	4,839	2,818
Provision for loan losses, acquired loans	607	825	1,916	1,172
Net Interest Income After Provision for Loan Losses	93,174	95,091	184,362	190,351
Noninterest Income
Service charges on deposit accounts	11,051	11,920	22,132	23,005
Bank card and other fees	7,436	7,416	14,354	14,178
Mortgage banking, net	6,721	9,481	15,420	18,446
Insurance commissions	9,638	9,401	18,231	18,017
Wealth management	8,009	7,758	15,416	15,748
Other, net	1,372	(433)	2,260	(1,488)
Security losses, net	—	—	(310)	—
Total Noninterest Income	44,227	45,543	87,503	87,906
Noninterest Expense
Salaries and employee benefits	67,018	57,393	124,219	114,562
Services and fees	14,522	15,005	28,997	29,126
Net occupancy - premises	5,928	6,243	12,116	12,434
Equipment expense	5,896	5,903	11,990	11,877
ORE/Foreclosure expense	1,193	921	1,374	2,036
FDIC assessment expense	2,959	2,615	5,770	5,555
Other expense	12,663	12,186	24,657	23,892
Total Noninterest Expense	110,179	100,266	209,123	199,482
Income Before Income Taxes	27,222	40,368	62,742	78,775
Income taxes	5,719	9,766	14,236	19,025
Net Income	$21,503	$30,602	$48,506	$59,750

Earnings Per Share
Basic	$0.32	$0.45	$0.72	$0.88
Diluted	$0.32	$0.45	$0.72	$0.88

Dividends Per Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income per consolidated statements of income	$21,503	$30,602	$48,506	$59,750
Other comprehensive income, net of tax:
Unrealized gains (losses) on available for sale securities and transferred securities:
Unrealized holding gains (losses) arising during the period	5,787	(13,951)	27,612	(2,565)
Less: adjustment for net losses realized in net income	—	—	191	—
Change in net unrealized holding loss on securities transferred to held to maturity	1,836	1,021	3,518	1,895
Pension and other postretirement benefit plans:
Net change in prior service costs	39	38	77	77
Recognized net loss due to lump sum settlement	1,388	296	1,649	553
Change in net actuarial loss	540	751	1,085	1,505
Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(277)	174	(1,097)	(434)
Less: adjustment for loss realized in net income	96	130	195	260
Other comprehensive income (loss), net of tax	9,409	(11,541)	33,230	1,291
Comprehensive income	$30,912	$19,061	$81,736	$61,041

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2016	2015
Balance, January 1,	$1,473,057	$1,419,940
Net income per consolidated statements of income	48,506	59,750
Other comprehensive income, net of tax	33,230	1,291
Common stock dividends paid	(31,301)	(31,294)
Common stock issued-net, long-term incentive plan	(949)	(842)
Repurchase and retirement of common stock	(750)	—
Excess tax expense from stock-based compensation arrangements	(126)	(217)
Compensation expense, long-term incentive plan	1,800	1,781
Balance, June 30,	$1,523,467	$1,450,409

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income per consolidated statements of income	$48,506	$59,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	6,755	3,990
Depreciation and amortization	17,679	18,529
Net amortization of securities	4,273	4,355
Securities losses, net	310	—
Gains on sales of loans, net	(8,071)	(8,828)
Deferred income tax (benefit) provision	(2,100)	9,700
Proceeds from sales of loans held for sale	598,752	588,771
Purchases and originations of loans held for sale	(646,487)	(617,089)
Originations of mortgage servicing rights	(7,211)	(8,157)
Increase in bank-owned life insurance	(2,429)	(2,370)
Net (increase) decrease in other assets	(8,963)	10,464
Net decrease in other liabilities	(857)	(2,427)
Other operating activities, net	16,110	(1,015)
Net cash provided by operating activities	16,267	55,673

Investing Activities
Proceeds from calls and maturities of securities held to maturity	141,881	62,454
Proceeds from calls and maturities of securities available for sale	213,709	218,337
Proceeds from sales of securities available for sale	24,693	—
Purchases of securities held to maturity	(121,931)	(48,946)
Purchases of securities available for sale	(240,482)	(328,576)
Net proceeds from bank-owned life insurance	604	655
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(2,948)	1,885
Net (increase) decrease in member bank stock	(6)	3,815
Net (increase) decrease in loans	(272,617)	65,186
Purchases of premises and equipment	(5,135)	(6,062)
Proceeds from sales of premises and equipment	155	2,895
Proceeds from sales of other real estate	17,101	22,453
Purchases of software	(3,576)	(4,490)
Investments in tax credit and other partnerships	(46)	(116)
Net cash used in investing activities	(248,598)	(10,510)

Financing Activities
Net (decrease) increase in deposits	(56,706)	93,816
Net increase in federal funds purchased and securities sold under repurchase agreements	165,294	33,919
Net decrease in short-term borrowings	(49,734)	(201,421)
Payments on long-term FHLB advances	(48)	(47)
Proceeds from long-term FHLB advances	250,000	—
Common stock dividends	(31,301)	(31,294)
Common stock issued-net, long-term incentive plan	—	(842)
Repurchase and retirement of common stock	(750)	—
Excess tax expense from stock-based compensation arrangements	(126)	(217)
Net cash provided by (used in) financing activities	276,629	(106,086)

Increase (Decrease) in cash and cash equivalents	44,298	(60,923)
Cash and cash equivalents at beginning of period	277,751	315,973
Cash and cash equivalents at end of period	$322,049	$255,050

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 194 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2016 and December 31, 2015 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$61,262	$501	$(404)	$61,359	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	257	29	—	286	31,142	1,774	—	32,916
Obligations of states and political subdivisions	125,268	4,020	(3)	129,285	53,473	3,010	(1)	56,482
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	28,633	670	(21)	29,282	16,415	650	—	17,065
Issued by FNMA and FHLMC	420,789	7,753	—	428,542	42,267	847	—	43,114
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,444,582	30,448	(673)	1,474,357	824,175	22,830	(1)	847,004
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	256,631	8,621	(57)	265,195	205,732	7,874	(143)	213,463
Total	$2,337,422	$52,042	$(1,158)	$2,388,306	$1,173,204	$36,985	$(145)	$1,210,044

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,314	$555	$(734)	$68,135	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	258	23	—	281	101,782	3,282	—	105,064
Obligations of states and political subdivisions	134,719	3,922	(32)	138,609	55,892	2,918	—	58,810
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,602	399	(189)	25,812	17,363	342	(49)	17,656
Issued by FNMA and FHLMC	222,899	2,956	(313)	225,542	10,368	311	—	10,679
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,584,338	9,541	(11,019)	1,582,860	820,012	4,951	(4,742)	820,221
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	278,429	2,689	(1,892)	279,226	182,401	1,700	(1,164)	182,937
Asset-backed securities and structured financial products	25,003	79	(125)	24,957	—	—	—	—
Total	$2,339,562	$20,164	$(14,304)	$2,345,422	$1,187,818	$13,504	$(5,955)	$1,195,367

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $28.3 million ($17.5 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at June 30, 2016 and December 31, 2015 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$13,093	$(117)	$25,060	$(287)	$38,153	$(404)
Obligations of states and political subdivisions	1,277	(2)	973	(2)	2,250	(4)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	3,273	(12)	1,738	(9)	5,011	(21)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	56	—	118,346	(674)	118,402	(674)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	4,481	(57)	11,096	(143)	15,577	(200)
Total	$22,180	$(188)	$157,213	$(1,115)	$179,393	$(1,303)

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$18,924	$(81)	$30,591	$(653)	$49,515	$(734)
Obligations of states and political subdivisions	4,289	(12)	2,842	(20)	7,131	(32)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	20,300	(222)	1,863	(16)	22,163	(238)
Issued by FNMA and FHLMC	82,177	(313)	—	—	82,177	(313)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,135,533	(8,832)	238,152	(6,929)	1,373,685	(15,761)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	238,668	(2,902)	11,090	(154)	249,758	(3,056)
Asset-backed securities and structured financial products	6,778	(125)	—	—	6,778	(125)
Total	$1,506,669	$(12,487)	$284,538	$(7,772)	$1,791,207	$(20,259)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2016.  There were no other-than-temporary impairments for the three and six months ended June 30, 2016 and 2015.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2016	2015	2016	2015
Proceeds from calls and sales of securities	$—	$—	$24,693	$—
Gross realized gains	—	—	32	—
Gross realized (losses)	—	—	(342)	—

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security losses, net.

Securities Pledged

Securities with a carrying value of $2.033 billion and $2.157 billion at June 30, 2016 and December 31, 2015, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both June 30, 2016 and December 31, 2015, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2016, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,086	$30,373	$6,000	$6,067
Due after one year through five years	106,107	110,221	40,461	42,006
Due after five years through ten years	3,127	3,221	38,154	41,325
Due after ten years	47,467	47,115	—	—
	186,787	190,930	84,615	89,398
Mortgage-backed securities	2,150,635	2,197,376	1,088,589	1,120,646
Total	$2,337,422	$2,388,306	$1,173,204	$1,210,044

Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At June 30, 2016 and December 31, 2015, LHFI consisted of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Loans secured by real estate:
Construction, land development and other land	$718,438	$824,723
Secured by 1-4 family residential properties	1,620,013	1,649,501
Secured by nonfarm, nonresidential properties	1,900,784	1,736,476
Other real estate secured	323,734	211,228
Commercial and industrial loans	1,466,511	1,343,211
Consumer loans	166,436	169,135
State and other political subdivision loans	805,401	734,615
Other loans	403,864	422,496
LHFI	7,405,181	7,091,385
Less allowance for loan losses, LHFI	71,796	67,619
Net LHFI	$7,333,385	$7,023,766

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2016, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At June 30, 2016 and December 31, 2015, the carrying amounts of nonaccrual LHFI were $65.1 million and $55.3 million, respectively.  Included in these amounts were $7.7 million and $7.4 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2016 and 2015.

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

At June 30, 2016 and December 31, 2015, specifically evaluated impaired LHFI totaled $37.3 million and $26.5 million, respectively.  Trustmark’s specifically evaluated impaired LHFI are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $1.5 million and $1.3 million for the first six months of 2016 and 2015, respectively.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.  At June 30, 2016 and December 31, 2015, reserves related to specifically evaluated impaired LHFI totaled $7.4 million and $7.0 million, respectively.  Provision recapture on specifically evaluated impaired LHFI totaled $1.1 million for the first six months of 2016 compared to provision expense of $1.9 million for the first six months of 2015.

At June 30, 2016 and December 31, 2015, impaired LHFI, excluding the specifically evaluated impaired LHFI, totaled $27.9 million and $28.8 million, respectively.  In addition, these impaired LHFI had allocated allowance for loan losses of $2.3 million and $2.0 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended June 30, 2016 and 2015.

The following tables detail LHFI individually and collectively evaluated for impairment at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$5,663	$712,775	$718,438
Secured by 1-4 family residential properties	22,298	1,597,715	1,620,013
Secured by nonfarm, nonresidential properties	16,037	1,884,747	1,900,784
Other real estate secured	1,836	321,898	323,734
Commercial and industrial loans	18,470	1,448,041	1,466,511
Consumer loans	70	166,366	166,436
State and other political subdivision loans	—	805,401	805,401
Other loans	754	403,110	403,864
Total	$65,128	$7,340,053	$7,405,181

	December 31, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$6,123	$818,600	$824,723
Secured by 1-4 family residential properties	23,079	1,626,422	1,649,501
Secured by nonfarm, nonresidential properties	17,800	1,718,676	1,736,476
Other real estate secured	145	211,083	211,228
Commercial and industrial loans	7,622	1,335,589	1,343,211
Consumer loans	31	169,104	169,135
State and other political subdivision loans	—	734,615	734,615
Other loans	512	421,984	422,496
Total	$55,312	$7,036,073	$7,091,385

At June 30, 2016 and December 31, 2015, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	June 30, 2016
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$9,087	$3,148	$2,515	$5,663	$533	$5,893
Secured by 1-4 family residential properties	27,590	4,340	17,958	22,298	543	22,688
Secured by nonfarm, nonresidential properties	17,719	2,542	13,495	16,037	4,485	16,919
Other real estate secured	1,862	—	1,836	1,836	360	990
Commercial and industrial loans	20,960	13,275	5,195	18,470	3,600	13,046
Consumer loans	74	—	70	70	1	50
State and other political subdivision loans	—	—	—	—	—	—
Other loans	899	—	754	754	180	633
Total	$78,191	$23,305	$41,823	$65,128	$9,702	$60,219

	December 31, 2015
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$11,113	$3,395	$2,728	$6,123	$909	$9,995
Secured by 1-4 family residential properties	27,678	283	22,796	23,079	1,230	24,350
Secured by nonfarm, nonresidential properties	20,387	8,037	9,763	17,800	3,402	21,758
Other real estate secured	160	—	145	145	15	732
Commercial and industrial loans	9,880	1,137	6,485	7,622	3,304	9,863
Consumer loans	34	—	31	31	—	59
State and other political subdivision loans	—	—	—	—	—	—
Other loans	642	—	512	512	128	570
Total	$69,894	$12,852	$42,460	$55,312	$8,988	$67,327

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At June 30, 2016 and December 31, 2015, Trustmark held $392 thousand and $1.0 million, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  There were no consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at June 30, 2016 compared to $83 thousand at December 31, 2015.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At June 30, 2016 and 2015, LHFI classified as TDRs totaled $7.7 million and $12.1 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $5.4 million and $8.3 million, respectively.  The remaining TDRs at June 30, 2016 and 2015 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $1.7 million and $1.9 million at June 30, 2016 and 2015, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  There were no specific charge-offs related to TDRs for the six months ended June 30, 2016 compared to $806 thousand for the six months ended 2015.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2016			2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$14	$14	—	$—	$—
Loans secured by 1-4 family residential properties	6	669	669	2	82	82
Loans secured by nonfarm, nonresidential properties	—	—	—	4	3,512	3,512
Consumer loans	1	2	2	—	—	—
Total	8	$685	$685	6	$3,594	$3,594

	Six Months Ended June 30,
	2016			2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$14	$14	—	$—	$—
Loans secured by 1-4 family residential properties	8	740	740	8	460	460
Loans secured by nonfarm, nonresidential properties	—	—	—	4	3,512	3,512
Consumer loans	1	2	2	—	—	—
Total	10	$756	$756	12	$3,972	$3,972

	Six Months Ended June 30,
	2016		2015
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	1	$16	4	$245

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

The following tables detail LHFI classified as TDRs by loan type at June 30, 2016 and 2015 ($ in thousands):

	June 30, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$577	$577
Secured by 1-4 family residential properties	—	3,187	3,187
Secured by nonfarm, nonresidential properties	—	3,501	3,501
Other real estate secured	—	—	—
Commercial and industrial loans	—	437	437
Consumer loans	—	2	2
Total TDRs	$—	$7,704	$7,704

	June 30, 2015
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$1,664	$1,664
Secured by 1-4 family residential properties	1,635	2,795	4,430
Secured by nonfarm, nonresidential properties	828	4,584	5,412
Other real estate secured	—	62	62
Commercial and industrial loans	—	495	495
Total TDRs	$2,463	$9,600	$12,063

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark’s Credit Quality Review Committee meets monthly and performs a review of all loans of $100 thousand or more that are either delinquent thirty days or more or on nonaccrual.  This review includes recommendations regarding risk ratings, accrual status, charge-offs and appropriate servicing officer as well as evaluation of problem credits for determination of TDRs.  Quarterly, the Credit Quality Review Committee reviews and modifies continuous action plans for all credits risk rated seven or worse for relationships of $100 thousand or more.  In addition, the following reviews are performed on an annual basis:

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

Consumer Credits

Consumer LHFI that do not meet a minimum custom credit score are reviewed quarterly by Management.  The Retail Credit Review Committee reviews the volume and percentage of approvals that did not meet the minimum passing custom score by region, individual location, and officer to ensure that Trustmark continues to originate quality loans.

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$640,320	$—	$12,768	$523	$653,611
Secured by 1-4 family residential properties	126,489	474	6,721	402	134,086
Secured by nonfarm, nonresidential properties	1,850,526	1,055	47,728	667	1,899,976
Other real estate secured	320,911	—	1,882	—	322,793
Commercial and industrial loans	1,403,933	365	61,475	723	1,466,496
Consumer loans	18	—	—	—	18
State and other political subdivision loans	787,373	6,450	11,578	—	805,401
Other loans	395,286	340	2,536	440	398,602
Total	$5,524,856	$8,684	$144,688	$2,755	$5,680,983

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$64,041	$301	$—	$485	$64,827	$718,438
Secured by 1-4 family residential properties	1,457,757	8,052	1,276	18,842	1,485,927	1,620,013
Secured by nonfarm, nonresidential properties	808	—	—	—	808	1,900,784
Other real estate secured	941	—	—	—	941	323,734
Commercial and industrial loans	15	—	—	—	15	1,466,511
Consumer loans	164,430	1,779	140	69	166,418	166,436
State and other political subdivision loans	—	—	—	—	—	805,401
Other loans	5,262	—	—	—	5,262	403,864
Total	$1,693,254	$10,132	$1,416	$19,396	$1,724,198	$7,405,181

	December 31, 2015
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$746,227	$—	$15,637	$529	$762,393
Secured by 1-4 family residential properties	125,268	345	7,525	190	133,328
Secured by nonfarm, nonresidential properties	1,680,846	2,031	52,485	361	1,735,723
Other real estate secured	205,097	—	4,768	—	209,865
Commercial and industrial loans	1,295,760	9,473	37,284	694	1,343,211
Consumer loans	—	—	—	—	—
State and other political subdivision loans	713,616	12,478	8,521	—	734,615
Other loans	414,089	183	2,663	375	417,310
Total	$5,180,903	$24,510	$128,883	$2,149	$5,336,445

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,158	$146	$—	$26	$62,330	$824,723
Secured by 1-4 family residential properties	1,485,914	7,565	2,058	20,636	1,516,173	1,649,501
Secured by nonfarm, nonresidential properties	753	—	—	—	753	1,736,476
Other real estate secured	1,363	—	—	—	1,363	211,228
Commercial and industrial loans	—	—	—	—	—	1,343,211
Consumer loans	166,681	2,182	242	30	169,135	169,135
State and other political subdivision loans	—	—	—	—	—	734,615
Other loans	5,186	—	—	—	5,186	422,496
Total	$1,722,055	$9,893	$2,300	$20,692	$1,754,940	$7,091,385

Past Due LHFI

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$311	$—	$—	$311	$5,663	$712,464	$718,438
Secured by 1-4 family residential properties	7,087	2,211	1,276	10,574	22,298	1,587,141	1,620,013
Secured by nonfarm, nonresidential properties	347	138	1,966	2,451	16,037	1,882,296	1,900,784
Other real estate secured	83	—	—	83	1,836	321,815	323,734
Commercial and industrial loans	1,760	67	—	1,827	18,470	1,446,214	1,466,511
Consumer loans	1,403	376	140	1,919	70	164,447	166,436
State and other political subdivision loans	85	—	—	85	—	805,316	805,401
Other loans	263	2	—	265	754	402,845	403,864
Total	$11,339	$2,794	$3,382	$17,515	$65,128	$7,322,538	$7,405,181

(1)	Past due 90 days or more but still accruing interest.

	December 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$214	$—	$—	$214	$6,123	$818,386	$824,723
Secured by 1-4 family residential properties	6,203	1,800	2,058	10,061	23,079	1,616,361	1,649,501
Secured by nonfarm, nonresidential properties	437	88	—	525	17,800	1,718,151	1,736,476
Other real estate secured	—	—	—	—	145	211,083	211,228
Commercial and industrial loans	921	45	—	966	7,622	1,334,623	1,343,211
Consumer loans	1,835	347	242	2,424	31	166,680	169,135
State and other political subdivision loans	65	—	—	65	—	734,550	734,615
Other loans	68	—	—	68	512	421,916	422,496
Total	$9,743	$2,280	$2,300	$14,323	$55,312	$7,021,750	$7,091,385

(1)	Past due 90 days or more but still accruing interest.

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $23.5 million and $21.8 million at June 30, 2016 and December 31, 2015, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2016.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$69,668	$71,321	$67,619	$69,616
Loans charged-off	(3,251)	(4,278)	(6,614)	(7,282)
Recoveries	2,783	3,090	5,952	6,014
Net charge-offs	(468)	(1,188)	(662)	(1,268)
Provision for loan losses, LHFI	2,596	1,033	4,839	2,818
Balance at end of period	$71,796	$71,166	$71,796	$71,166

The following tables detail the balance in the allowance for loan losses, LHFI by loan type at June 30, 2016 and 2015 ($ in thousands):

	2016
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land	$11,587	$(212)	$657	$(1,314)	$10,718
Secured by 1-4 family residential properties	10,678	(970)	566	(459)	9,815
Secured by nonfarm, nonresidential properties	21,563	(105)	802	2,090	24,350
Other real estate secured	2,467	—	3	284	2,754
Commercial and industrial loans	15,815	(1,810)	318	3,628	17,951
Consumer loans	2,879	(889)	1,822	(780)	3,032
State and other political subdivision loans	809	—	—	104	913
Other loans	1,821	(2,628)	1,784	1,286	2,263
Total allowance for loan losses, LHFI	$67,619	$(6,614)	$5,952	$4,839	$71,796

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$534	$10,184	$10,718
Secured by 1-4 family residential properties	543	9,272	9,815
Secured by nonfarm, nonresidential properties	4,484	19,866	24,350
Other real estate secured	360	2,394	2,754
Commercial and industrial loans	3,600	14,351	17,951
Consumer loans	—	3,032	3,032
State and other political subdivision loans	—	913	913
Other loans	179	2,084	2,263
Total allowance for loan losses, LHFI	$9,700	$62,096	$71,796

	2015
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land loans	$13,073	$(928)	$350	$1,418	$13,913
Secured by 1-4 family residential properties	9,677	(1,195)	106	229	8,817
Secured by nonfarm, nonresidential properties	18,523	(158)	392	(292)	18,465
Other real estate secured	2,141	(24)	3	(160)	1,960
Commercial and industrial loans	19,917	(1,256)	1,432	2,715	22,808
Consumer loans	2,149	(1,012)	1,897	(1,150)	1,884
State and other political subdivision loans	1,314	—	—	(713)	601
Other loans	2,822	(2,709)	1,834	771	2,718
Total allowance for loan losses, LHFI	$69,616	$(7,282)	$6,014	$2,818	$71,166

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$3,007	$10,906	$13,913
Secured by 1-4 family residential properties	469	8,348	8,817
Secured by nonfarm, nonresidential properties	3,295	15,170	18,465
Other real estate secured	46	1,914	1,960
Commercial and industrial loans	7,196	15,612	22,808
Consumer loans	—	1,884	1,884
State and other political subdivision loans	—	601	601
Other loans	207	2,511	2,718
Total allowance for loan losses, LHFI	$14,220	$56,946	$71,166

Note 4 – Acquired Loans

At June 30, 2016 and December 31, 2015, acquired loans consisted of the following ($ in thousands):

	June 30, 2016		December 31, 2015
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$37,682	$334	$41,623	$1,021
Secured by 1-4 family residential properties	73,313	8,363	86,950	10,058
Secured by nonfarm, nonresidential properties	115,989	3,709	135,626	4,638
Other real estate secured	24,015	1,257	23,860	1,286
Commercial and industrial loans	49,639	121	55,075	624
Consumer loans	4,295	—	5,641	—
Other loans	20,263	55	23,936	73
Acquired loans	325,196	13,839	372,711	17,700
Less allowance for loan losses, acquired loans	12,218	262	11,259	733
Net acquired loans	$312,978	$13,577	$361,452	$16,967

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2015	$434,151	$81,091	$20,504	$1,604
Accretion to interest income	28,193	479	2,308	—
Payments received, net	(164,671)	(15,484)	(8,592)	(33)
Other (2)	(1,589)	—	391	—
Less change in allowance for loan losses, acquired loans	(718)	—	785	—
Carrying value, net at December 31, 2015	295,366	66,086	15,396	1,571
Accretion to interest income	9,245	3	747	2
Payments received, net	(50,126)	(6,802)	(3,904)	(271)
Other (2)	165	—	(435)	—
Less change in allowance for loan losses, acquired loans	(957)	(2)	471	—
Carrying value, net at June 30, 2016	$253,693	$59,285	$12,275	$1,302

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

	Six Months Ended June 30,
	2016	2015
Accretable yield at beginning of period	$(52,672)	$(77,149)
Accretion to interest income	9,992	18,449
Disposals	2,427	4,700
Reclassification to / (from) nonaccretable difference (1)	(5,741)	(9,943)
Accretable yield at end of period	$(45,994)	$(63,943)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Noncovered	Covered	Total	Noncovered	Covered	Total
Balance at beginning of period	$13,212	$323	$13,535	$11,259	$733	$11,992
Provision for loan losses, acquired loans	652	(45)	607	2,283	(367)	1,916
Loans charged-off	(2,037)	(17)	(2,054)	(2,369)	(82)	(2,451)
Recoveries	391	1	392	1,045	(22)	1,023
Net charge-offs	(1,646)	(16)	(1,662)	(1,324)	(104)	(1,428)
Balance at end of period	$12,218	$262	$12,480	$12,218	$262	$12,480

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Noncovered	Covered	Total	Noncovered	Covered	Total
Balance at beginning of period	$11,106	$731	$11,837	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	917	(92)	825	1,576	(404)	1,172
Loans charged-off	(2,066)	66	(2,000)	(2,568)	(450)	(3,018)
Recoveries	1,970	(3)	1,967	2,378	38	2,416
Net (charge-offs) recoveries	(96)	63	(33)	(190)	(412)	(602)
Balance at end of period	$11,927	$702	$12,629	$11,927	$702	$12,629

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$15,442	$124	$16,927	$3,028	$35,521
Secured by 1-4 family residential properties	17,369	7	4,571	316	22,263
Secured by nonfarm, nonresidential properties	94,781	1,099	19,506	603	115,989
Other real estate secured	19,655	—	3,659	697	24,011
Commercial and industrial loans	32,504	5	15,614	1,502	49,625
Consumer loans	—	—	—	—	—
Other loans	13,880	—	6,223	160	20,263
Total noncovered loans	193,631	1,235	66,500	6,306	267,672

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	260	—	7	—	267
Secured by 1-4 family residential properties	684	67	183	—	934
Secured by nonfarm, nonresidential properties	3,342	7	302	—	3,651
Other real estate secured	715	—	108	—	823
Commercial and industrial loans	101	20	—	—	121
Other loans	53	—	—	—	53
Total covered loans	5,155	94	600	—	5,849
Total acquired loans	$198,786	$1,329	$67,100	$6,306	$273,521

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,032	$129	$—	$—	$2,161	$37,682
Secured by 1-4 family residential properties	48,289	2,377	262	122	51,050	73,313
Secured by nonfarm, nonresidential properties	—	—	—	—	—	115,989
Other real estate secured	4	—	—	—	4	24,015
Commercial and industrial loans	14	—	—	—	14	49,639
Consumer loans	4,258	37	—	—	4,295	4,295
Other loans	—	—	—	—	—	20,263
Total noncovered loans	54,597	2,543	262	122	57,524	325,196

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	52	7	8	—	67	334
Secured by 1-4 family residential properties	6,745	409	275	—	7,429	8,363
Secured by nonfarm, nonresidential properties	58	—	—	—	58	3,709
Other real estate secured	434	—	—	—	434	1,257
Commercial and industrial loans	—	—	—	—	—	121
Other loans	2	—	—	—	2	55
Total covered loans	7,291	416	283	—	7,990	13,839
Total acquired loans	$61,888	$2,959	$545	$122	$65,514	$339,035

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$15,839	$253	$19,252	$3,874	$39,218
Secured by 1-4 family residential properties	22,272	27	5,033	331	27,663
Secured by nonfarm, nonresidential properties	106,924	2,301	25,690	711	135,626
Other real estate secured	19,346	—	3,777	731	23,854
Commercial and industrial loans	36,670	844	15,526	2,035	55,075
Consumer loans	—	—	—	—	—
Other loans	17,150	—	6,624	162	23,936
Total noncovered loans	218,201	3,425	75,902	7,844	305,372

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	235	—	588	119	942
Secured by 1-4 family residential properties	869	107	534	—	1,510
Secured by nonfarm, nonresidential properties	4,060	35	472	—	4,567
Other real estate secured	730	—	111	—	841
Commercial and industrial loans	560	22	42	—	624
Other loans	70	—	—	—	70
Total covered loans	6,524	164	1,747	119	8,554
Total acquired loans	$224,725	$3,589	$77,649	$7,963	$313,926

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,353	$24	$28	$—	$2,405	$41,623
Secured by 1-4 family residential properties	56,371	1,841	930	145	59,287	86,950
Secured by nonfarm, nonresidential properties	—	—	—	—	—	135,626
Other real estate secured	6	—	—	—	6	23,860
Commercial and industrial loans	—	—	—	—	—	55,075
Consumer loans	5,498	142	1	—	5,641	5,641
Other loans	—	—	—	—	—	23,936
Total noncovered loans	64,228	2,007	959	145	67,339	372,711

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	70	9	—	—	79	1,021
Secured by 1-4 family residential properties	7,472	314	762	—	8,548	10,058
Secured by nonfarm, nonresidential properties	71	—	—	—	71	4,638
Other real estate secured	445	—	—	—	445	1,286
Commercial and industrial loans	—	—	—	—	—	624
Other loans	3	—	—	—	3	73
Total covered loans	8,061	323	762	—	9,146	17,700
Total acquired loans	$72,289	$2,330	$1,721	$145	$76,485	$390,411

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At June 30, 2016 and December 31, 2015, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At June 30, 2016, approximately $715 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.0 million of acquired loans at December 31, 2015.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by loan type at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$73	$56	$12,882	$13,011	$—	$24,671	$37,682
Secured by 1-4 family residential properties	2,003	418	331	2,752	181	70,380	73,313
Secured by nonfarm, nonresidential properties	167	124	462	753	269	114,967	115,989
Other real estate secured	—	21	2,313	2,334	—	21,681	24,015
Commercial and industrial loans	35	1	—	36	231	49,372	49,639
Consumer loans	11	26	—	37	—	4,258	4,295
Other loans	—	85	—	85	—	20,178	20,263
Total noncovered loans	2,289	731	15,988	19,008	681	305,507	325,196

Covered loans:
Loans secured by real estate:
Construction, land development and other land	—	7	8	15	—	319	334
Secured by 1-4 family residential properties	318	141	275	734	—	7,629	8,363
Secured by nonfarm, nonresidential properties	—	—	172	172	—	3,537	3,709
Other real estate secured	—	—	—	—	—	1,257	1,257
Commercial and industrial loans	—	—	—	—	34	87	121
Other loans	—	—	—	—	—	55	55
Total covered loans	318	148	455	921	34	12,884	13,839
Total acquired loans	$2,607	$879	$16,443	$19,929	$715	$318,391	$339,035

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$24	$114	$13,021	$13,159	$—	$28,464	$41,623
Secured by 1-4 family residential properties	1,544	636	1,220	3,400	387	83,163	86,950
Secured by nonfarm, nonresidential properties	192	195	5,913	6,300	144	129,182	135,626
Other real estate secured	9	—	737	746	—	23,114	23,860
Commercial and industrial loans	82	4	184	270	429	54,376	55,075
Consumer loans	119	23	1	143	—	5,498	5,641
Other loans	85	16	—	101	—	23,835	23,936
Total noncovered loans	2,055	988	21,076	24,119	960	347,632	372,711

Covered loans:
Loans secured by real estate:
Construction, land development and other land	9	—	119	128	—	893	1,021
Secured by 1-4 family residential properties	428	132	978	1,538	—	8,520	10,058
Secured by nonfarm, nonresidential properties	167	478	—	645	—	3,993	4,638
Other real estate secured	—	—	—	—	—	1,286	1,286
Commercial and industrial loans	—	—	—	—	51	573	624
Other loans	—	—	—	—	—	73	73
Total covered loans	604	610	1,097	2,311	51	15,338	17,700
Total acquired loans	$2,659	$1,598	$22,173	$26,430	$1,011	$362,970	$390,411

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$74,007	$64,358
Origination of servicing assets	7,211	8,157
Change in fair value:
Due to market changes	(13,899)	3,708
Due to runoff	(4,505)	(4,801)
Balance at end of period	$62,814	$71,422

During the first six months of 2016 and 2015, Trustmark sold $590.7 million and $579.9 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $8.1 million for the first six months of 2016 compared to $8.8 million for the first six months of 2015.  Trustmark’s mortgage loans serviced for others totaled $6.119 billion at June 30, 2016, compared with $5.971 billion at December 31, 2015.  The table below details the mortgage loans sold and serviced for others at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016	December 31, 2015
Federal National Mortgage Association	$3,843,796	$3,750,685
Government National Mortgage Association	2,177,968	2,111,797
Federal Home Loan Mortgage Corporation	61,064	67,817
Other	35,983	41,013
Total mortgage loans sold and serviced for others	$6,118,811	$5,971,312

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first six months of 2016 were $210 thousand compared to $105 thousand during the same time period in 2015.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities were as follows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$1,685	$1,170
Provision for putback expenses	210	105
(Losses) gains	(944)	126
Balance at end of period	$951	$1,401

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

Note 6 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At June 30, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$77,177	$92,509
Additions	8,224	20,532
Disposals	(12,908)	(21,300)
Write-downs	(2,991)	(993)
Balance at end of period	$69,502	$90,748

Gain, net on the sale of other real estate included in ORE/Foreclosure expense	$2,659	$2,268

At June 30, 2016 and December 31, 2015, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Construction, land development and other land properties	$41,881	$47,550
1-4 family residential properties	7,869	10,732
Nonfarm, nonresidential properties	17,840	16,717
Other real estate properties	1,912	2,178
Total other real estate, excluding covered other real estate	$69,502	$77,177

At June 30, 2016 and December 31, 2015, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Alabama	$18,031	$21,578
Florida	28,052	29,579
Mississippi (1)	14,435	14,312
Tennessee (2)	7,432	9,974
Texas	1,552	1,734
Total other real estate, excluding covered other real estate	$69,502	$77,177

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

For the periods presented, changes and gains (losses), net on covered other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$1,651	$6,060
Transfers from covered loans	456	177
FASB ASC 310-30 adjustment for the residual recorded investment	(12)	(917)
Net transfers from covered loans	444	(740)
Disposals	(1,679)	(1,188)
Write-downs	(28)	(377)
Balance at end of period	$388	$3,755

Gain (loss), net on the sale of covered other real estate included in ORE/Foreclosure expense	$786	$(99)

At June 30, 2016 and December 31, 2015, covered other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Construction, land development and other land properties	$—	$638
1-4 family residential properties	287	223
Nonfarm, nonresidential properties	101	399
Other real estate properties	—	391
Total covered other real estate	$388	$1,651

Note 7 – Deposits

At June 30, 2016 and December 31, 2015, deposits consisted of the following ($ in thousands):

	June 30, 2016	December 31, 2015
Noninterest-bearing demand	$2,921,016	$2,998,694
Interest-bearing demand	1,777,387	1,938,497
Savings	3,159,868	2,970,997
Time	1,673,253	1,680,042
Total	$9,531,524	$9,588,230

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of June 30, 2016, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016	December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$15,172	$22,516
Obligations of states and political subdivisions	9,747	—
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	128,132	102,604
Total securities sold under repurchase agreements	$153,051	$125,120

Note 9 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan, the “Plan”), in which substantially all associates who began employment prior to 2007 participate.  The Plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the Plan, and vest upon three years of service.  Benefit accruals under the plan have been frozen since 2009, with the exception of certain associates covered through plans obtained in acquisitions that were subsequently merged into the Plan.  Other than the associates covered through these acquired plans that were merged into the Plan, associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participate in the Plan retain their right to receive benefits that accrued before the Plan was frozen.

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016. To satisfy commitments made by Trustmark to associates (collectively, the “Continuing Associates”) covered through acquired plans that were merged into the Plan, the Board also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Spin-Off Plan”), effective as of December 31, 2016, immediately prior to the termination of the Plan.

In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so. The final distributions will be made from current plan assets and a one-time pension settlement expense will be recognized when paid by Trustmark during the second quarter of 2017.  Further, as a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 will decrease from 6.0% to 2.5%.  Accordingly, Trustmark anticipates increased periodic benefit costs for the Plan during this period.  Participants in the Plan will have a choice of receiving a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier, subject to certain exceptions. As a result of the termination of the Plan, each participant will become fully vested in his or her accrued benefits under the Plan.

The Board reserved the right to defer or revoke the termination of the Plan if circumstances change such that deferral or revocation would be warranted, but has no intent to do so at this time.

The following table presents information regarding the net periodic benefit cost for the Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$108	$129	$216	$260
Interest cost	830	864	1,660	1,726
Expected return on plan assets	(1,022)	(1,297)	(2,044)	(2,593)
Recognized net loss due to lump sum settlements	2,248	479	2,671	896
Recognized net actuarial loss	660	971	1,321	1,938
Net periodic benefit cost	$2,824	$1,146	$3,824	$2,227

The range of potential contributions to the Plan is determined annually by the Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2016, Trustmark’s minimum required contribution to the Plan is expected to be zero; however, Management and the Board of Directors of Trustmark will monitor the Plan throughout 2016 to determine any additional funding requirements by the Plan’s measurement date.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$74	$108	$148	$216
Interest cost	542	519	1,088	1,043
Amortization of prior service cost	62	62	125	125
Recognized net actuarial loss	214	246	435	499
Net periodic benefit cost	$892	$935	$1,796	$1,883

Note 10 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan).  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2016
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	254,674	360,316
Released from restriction	(3,545)	(19,946)
Forfeited	(12,123)	(13,173)
Nonvested shares, end of period	239,006	327,197

	Six Months Ended June 30, 2016
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	212,309	306,657
Granted	99,116	137,291
Released from restriction	(39,301)	(102,338)
Forfeited	(33,118)	(14,413)
Nonvested shares, end of period	239,006	327,197

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Performance awards	$307	$318	$407	$564
Time-vested awards	532	612	1,393	1,217
Total compensation expense	$839	$930	$1,800	$1,781

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At June 30, 2016 and 2015, Trustmark had unused commitments to extend credit of $2.978 billion and $2.540 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At June 30, 2016 and 2015, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $112.4 million and $134.0 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2016 and 2015, the fair value of collateral held was $28.0 million and $28.7 million, respectively.

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

In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed a second Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.

In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline for the parties to complete briefing on class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s claims.  The court denied the motions by TNB and the other financial institution defendants to dismiss the OSIC’s constructive fraudulent transfer claims.

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  Trustmark is evaluating this order and its options with respect to this litigation.

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

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  All Stanford-related lawsuits are in pre-trial stages.

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

Note 12 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic shares	67,620	67,557	67,615	67,541
Dilutive shares	150	128	146	122
Diluted shares	67,770	67,685	67,761	67,663

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average antidilutive stock awards	1	—	1	—

Note 13 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2016	2015
Income taxes paid	$18,756	$10,286
Interest expense paid on deposits and borrowings	11,590	10,185
Noncash transfers from loans to other real estate (1)	8,668	19,792

(1)	Includes transfers from covered loans to covered other real estate.

Note 14 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2016 and December 31, 2015 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,177,431	12.32%	5.125%	n/a
Trustmark National Bank	1,218,943	12.75%	5.125%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,237,103	12.94%	6.625%	n/a
Trustmark National Bank	1,218,943	12.75%	6.625%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,321,379	13.82%	8.625%	n/a
Trustmark National Bank	1,303,219	13.63%	8.625%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,237,103	9.93%	4.00%	n/a
Trustmark National Bank	1,218,943	9.80%	4.00%	5.00%

At December 31, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,161,598	12.57%	4.50%	n/a
Trustmark National Bank	1,201,113	13.00%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,220,535	13.21%	6.00%	n/a
Trustmark National Bank	1,201,113	13.00%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,300,146	14.07%	8.00%	n/a
Trustmark National Bank	1,280,724	13.86%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,220,535	10.03%	4.00%	n/a
Trustmark National Bank	1,201,113	9.89%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 34 thousand shares of its common stock during the three and six months ended June 30, 2016.

Other Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the six months ended June 30, 2016 and 2015 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in security losses, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 9 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Unrealized holding gains (losses) arising during the period	$9,372	$(3,585)	$5,787	$(22,593)	$8,642	$(13,951)
Reclassification adjustment for net losses realized in net income	—	—	—	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	2,973	(1,137)	1,836	1,653	(632)	1,021
Total securities available for sale and transferred securities	12,345	(4,722)	7,623	(20,940)	8,010	(12,930)
Pension and other postretirement benefit plans:
Net change in prior service costs	62	(23)	39	62	(24)	38
Recognized net loss due to lump sum settlements	2,248	(860)	1,388	479	(183)	296
Change in net actuarial loss	874	(334)	540	1,216	(465)	751
Reclassification related to net losses realized in net income	3,184	(1,217)	1,967	1,757	(672)	1,085
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(449)	172	(277)	282	(108)	174
Reclassification adjustment for loss realized in net income	156	(60)	96	209	(79)	130
Total cash flow hedge derivatives	(293)	112	(181)	491	(187)	304
Total other comprehensive income (loss)	$15,236	$(5,827)	$9,409	$(18,692)	$7,151	$(11,541)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$44,714	$(17,102)	$27,612	$(4,154)	$1,589	$(2,565)
Reclassification adjustment for net gains realized in net income	310	(119)	191	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	5,697	(2,179)	3,518	3,069	(1,174)	1,895
Total securities available for sale and transferred securities	50,721	(19,400)	31,321	(1,085)	415	(670)
Pension and other postretirement benefit plans:
Net change in prior service costs	125	(48)	77	125	(48)	77
Recognized net loss due to lump sum settlements	2,671	(1,022)	1,649	896	(343)	553
Change in net actuarial loss	1,756	(671)	1,085	2,437	(932)	1,505
Reclassification related to net losses realized in net income	4,552	(1,741)	2,811	3,458	(1,323)	2,135
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(1,777)	680	(1,097)	(703)	269	(434)
Reclassification adjustment for loss realized in net income	316	(121)	195	421	(161)	260
Total cash flow hedge derivatives	(1,461)	559	(902)	(282)	108	(174)
Total other comprehensive income	$53,812	$(20,582)	$33,230	$2,091	$(800)	$1,291

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2016	$(17,394)	$(27,840)	$(160)	$(45,394)
Other comprehensive income (loss) before reclassification	31,130	—	(1,097)	30,033
Amounts reclassified from accumulated other comprehensive loss	191	2,811	195	3,197
Net other comprehensive income (loss)	31,321	2,811	(902)	33,230
Balance at June 30, 2016	$13,927	$(25,029)	$(1,062)	$(12,164)

Balance at January 1, 2015	$(11,003)	$(31,617)	$136	$(42,484)
Other comprehensive (loss) income before reclassification	(670)	2,135	(434)	1,031
Amounts reclassified from accumulated other comprehensive loss	—	—	260	260
Net other comprehensive income (loss)	(670)	2,135	(174)	1,291
Balance at June 30, 2015	$(11,673)	$(29,482)	$(38)	$(41,193)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2016 and the year ended December 31, 2015.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$61,645	$—	$61,645	$—
Obligations of states and political subdivisions	129,285	—	129,285	—
Mortgage-backed securities	2,197,376	—	2,197,376	—
Securities available for sale	2,388,306	—	2,388,306	—
Loans held for sale	213,546	—	213,546	—
Mortgage servicing rights	62,814	—	—	62,814
Other assets - derivatives	15,573	5,031	5,870	4,672
Other liabilities - derivatives	12,741	925	11,816	—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$68,416	$—	$68,416	$—
Obligations of states and political subdivisions	138,609	—	138,609	—
Mortgage-backed securities	2,113,440	—	2,113,440	—
Asset-backed securities and structured financial products	24,957	—	24,957	—
Securities available for sale	2,345,422	—	2,345,422	—
Loans held for sale	160,189	—	160,189	—
Mortgage servicing rights	74,007	—	—	74,007
Other assets - derivatives	3,611	(149)	2,647	1,113
Other liabilities - derivatives	3,929	1,220	2,709	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2016 and 2015 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(18,404)	7,340
Additions	7,211	—
Sales	—	(3,781)
Balance, June 30, 2016	$62,814	$4,672

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2016	$(13,899)	$1,157

Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(1,093)	3,715
Additions	8,157	—
Sales	—	(3,393)
Balance, June 30, 2015	$71,422	$1,621

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2015	$3,708	$(564)

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2016, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2016, Trustmark had outstanding balances of $37.3 million in impaired LHFI that were specifically identified for evaluation and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $26.5 million at December 31, 2015.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At June 30, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $8.2 million (utilizing Level 3 valuation inputs) during the six months ended June 30, 2016 compared with $20.5 million for the same period in 2015.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $1.8 million and $3.9 million for the first six months of 2016 and 2015, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $21.4 million of foreclosed assets were remeasured during the first six months of 2016, requiring write-downs of $3.0 million to reach their current fair values compared to $25.7 million of foreclosed assets that were remeasured during the first six months of 2015, requiring write-downs of $993 thousand.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015, are as follows ($ in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$325,247	$325,247	$278,001	$278,001
Securities held to maturity	1,173,204	1,210,044	1,187,818	1,195,367
Level 3 Inputs:
Net LHFI	7,333,385	7,426,286	7,023,766	7,136,105
Net acquired loans	326,555	326,555	378,419	378,419
FDIC indemnification asset	—	—	738	738

Financial Liabilities:
Level 2 Inputs:
Deposits	9,531,524	9,534,947	9,588,230	9,592,531
Short-term liabilities	966,770	966,770	853,659	853,659
Long-term FHLB advances	751,106	751,109	501,155	501,160
Subordinated notes	49,985	50,891	49,969	51,405
Junior subordinated debt securities	61,856	42,062	61,856	49,021

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at June 30, 2016 and December 31, 2015.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2016, a net gain of $1.0 million and $3.8 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net loss of $2.2 million and $1.8 million for the three and six months ended June 30, 2015, respectively.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2016 included $1.3 million and $2.2 million, respectively, of interest earned on the LHFS accounted for under the fair value option, compared to $1.3 million and $2.3 million for the same time periods in 2015.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $33.6 million and $36.0 million at June 30, 2016 and December 31, 2015, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016	December 31, 2015
Fair value of LHFS	$179,970	$124,165
LHFS contractual principal outstanding	172,592	121,608
Fair value less unpaid principal	$7,378	$2,557

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the six months ended June 30, 2016 and 2015.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $1.1 million and $160 thousand at June 30, 2016 and December 31, 2015, respectively.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $604 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $325.0 million at June 30, 2016 compared to $264.5 million at December 31, 2015.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $1.9 million compared to a net positive ineffectiveness of $2.1 million for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, the impact was a net negative ineffectiveness of $1.5 million compared to a net positive ineffectiveness of $3.4 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $343.5 million at June 30, 2016, with a negative valuation adjustment of $3.9 million, compared to $190.5 million, with a positive valuation adjustment of $262 thousand as of December 31, 2015.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $240.0 million at June 30, 2016, with a positive valuation adjustment of $4.7 million, compared to $108.1 million, with a positive valuation adjustment of $1.1 million as of December 31, 2015.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $390.1 million related to this program, compared to $359.3 million as of December 31, 2015.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of June 30, 2016 and December 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.7 million and $2.6 million, respectively.  As of June 30, 2016, Trustmark had posted collateral of $6.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2016 and December 31, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.5 million and $14.8 million, respectively.  At June 30, 2016, Trustmark had entered into three risk participation agreements as a guarantor with an aggregate notional amount of $24.5 million compared to one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million at December 31, 2015.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2016 and December 31, 2015.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of June 30, 2016 and December 31, 2015 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2016	December 31, 2015
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(1,721)	$(259)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$4,725	$(207)
Exchange traded purchased options included in other assets	306	58
OTC written options (rate locks) included in other assets	4,672	1,113
Interest rate swaps included in other assets	7,557	2,888
Credit risk participation agreements included in other assets	34	18
Forward contracts included in other liabilities	3,944	(262)
Exchange traded written options included in other liabilities	925	1,220
Interest rate swaps included in other liabilities	7,829	2,954
Credit risk participation agreements included in other liabilities	43	17

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(156)	$(209)	$(316)	$(421)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$4,591	$(1,594)	$11,730	$2,956
Amount of (loss) gain recognized in bank card and other fees	(148)	118	(206)	34

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationship
Amount of (loss) gain recognized in other comprehensive income (loss), net of tax	$(277)	$174	$(1,097)	$(434)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,836	$—	$5,836	$—	$—	$5,836

Offsetting of Derivative Liabilities
As of June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$7,829	$—	$7,829	$—	$(5,902)	$1,927

Offsetting of Derivative Assets
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,629	$—	$2,629	$—	$—	$2,629

Offsetting of Derivative Liabilities
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,954	$—	$2,954	$—	$(1,195)	$1,759

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General Banking
Net interest income	$96,113	$96,815	$190,555	$194,075
Provision for loan losses, net	3,203	1,858	6,755	3,990
Noninterest income	26,629	28,417	54,023	54,157
Noninterest expense	96,812	86,843	182,705	172,360
Income before income taxes	22,727	36,531	55,118	71,882
Income taxes	4,005	8,297	11,324	16,381
General banking net income	$18,722	$28,234	$43,794	$55,501

Selected Financial Information
Average assets	$12,743,248	$12,036,687	$12,709,507	$12,054,143
Depreciation and amortization	$8,724	$9,172	$17,209	$18,047

Wealth Management
Net interest income	$207	$48	$452	$103
Noninterest income	7,959	7,722	15,247	15,729
Noninterest expense	6,093	6,408	11,984	13,178
Income before income taxes	2,073	1,362	3,715	2,654
Income taxes	793	502	1,421	1,015
Wealth management net income	$1,280	$860	$2,294	$1,639

Selected Financial Information
Average assets	$5,763	$4,256	$4,076	$3,052
Depreciation and amortization	$43	$49	$87	$95

Insurance
Net interest income	$57	$86	$110	$163
Noninterest income	9,639	9,404	18,233	18,020
Noninterest expense	7,274	7,015	14,434	13,944
Income before income taxes	2,422	2,475	3,909	4,239
Income taxes	921	967	1,491	1,629
Insurance net income	$1,501	$1,508	$2,418	$2,610

Selected Financial Information
Average assets	$70,352	$72,316	$66,852	$62,053
Depreciation and amortization	$191	$228	$383	$387

Consolidated
Net interest income	$96,377	$96,949	$191,117	$194,341
Provision for loan losses, net	3,203	1,858	6,755	3,990
Noninterest income	44,227	45,543	87,503	87,906
Noninterest expense	110,179	100,266	209,123	199,482
Income before income taxes	27,222	40,368	62,742	78,775
Income taxes	5,719	9,766	14,236	19,025
Consolidated net income	$21,503	$30,602	$48,506	$59,750

Selected Financial Information
Average assets	$12,819,363	$12,113,259	$12,780,435	$12,119,248
Depreciation and amortization	$8,958	$9,449	$17,679	$18,529

Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flow; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes; (6) the practical expedient for estimating the expected term; and (7) intrinsic value.  The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” Issued in March 2016, ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  The amendments of ASU 2016-05 are effective for interim and annual periods beginning after December 15, 2016.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-05 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  Management is currently evaluating the impact ASU 2014-09 will have on Trustmark’s consolidated financial statements as well as the most appropriate method of application; however, regardless of the method of application selected, the adoption of ASU 2014-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2016, TNB had total assets of $13.029 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 194 offices and 2,818 full-time equivalent associates (measured at June 30, 2016) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenues of $140.6 million and $278.6 million for the three and six months ended June 30, 2016, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth across all five market regions in the loans held for investment (LHFI) portfolio, which increased $137.2 million, or 1.9%, during the second quarter of 2016 and $313.8 million, or 4.4%, during the first six months of 2016.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  During the second quarter of 2016, Trustmark completed a voluntary early retirement program (ERP) as a proactive measure to manage noninterest expense.  As a result of the ERP, 188 of the eligible associates retired by June 30, 2016.  The ERP resulted in a one-time charge of $9.3 million to noninterest expense ($9.1 million included in salaries and employee benefits expense and $230 thousand included in other expense) during the second quarter of 2016.  Trustmark reported net income of $21.5 million, or basic and diluted earnings per share (EPS) of $0.32, in the second quarter of 2016.  Excluding the one-time charge related to the ERP, net income for the second quarter of 2016 totaled $27.2 million, or basic and diluted EPS of $0.40.  Trustmark also continued the realignment of its retail delivery channels to enhance productivity and efficiency as well as promote additional revenue growth.  During the second quarter of 2016, Trustmark continued its measured approach to the optimization of its retail delivery channels by closing six branches with limited growth opportunities in the Alabama, Florida and Mississippi market regions.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2016, to shareholders of record on September 1, 2016.

Recent Economic and Industry Developments

The economy showed moderate signs of improvement in the first six months of 2016; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices and slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding anticipated further tightening of monetary policy by the Board of Governors of the Federal Reserve System (FRB), the Brexit vote, and the upcoming presidential election.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the July 2016 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts” (the “Beige Book”), the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest pace during the reporting period, and noted consumer spending was generally positive; labor markets conditions remained stable as employment continued to grow; growth in lending activity and improvement in loan quality occurred, with the exception of the Federal Reserve’s Eleventh District, Dallas; as well as improvements in both the residential and commercial real estate markets.  Reports by the twelve Federal Reserve Districts also noted that the natural resources and energy sector remained weak due to price pressures.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting improved sales and positive outlooks for the near term, with the exception of the energy sector.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions) and the Eighth District, St. Louis (which includes Trustmark’s Tennessee market region) also reported increased loan demand, improvements in residential and commercial real estate activity and increased construction.  However, the Federal Reserve’s Sixth District also reported inconsistency in commercial real estate growth, noting that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Eleventh District (which includes Trustmark’s Texas market region) reported growth in the housing market and positive outlooks for the housing sector, with the exception of the Houston market which continued to weaken; no to slightly negative loan growth; depressed demand for oilfield services even as overall business activity improved; and continued deterioration in the financial positions of many oil-related firms despite the increase in prices.

In December 2015, the FRB increased the target range for the federal funds rate for the first time in over seven years.  The FRB also indicated that it may further increase rates on a gradual basis through 2016, depending on economic conditions (although the FRB has recently signaled that it is likely to increase rates less frequently through the latter half of 2016 that had originally been anticipated).  It is not possible to predict the timing or amount of any such additional increases.  Low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as older, higher-yielding assets that mature or default and can only be replaced with lower-yielding instruments.

Financial Highlights

Trustmark reported net income of $21.5 million, or basic and diluted EPS of $0.32, in the second quarter of 2016, compared to $30.6 million, or basic and diluted EPS of $0.45, in the second quarter of 2015.  The decline in net income when the second quarter of 2016 is compared to the same time period in 2015 was principally the result of the non-routine transaction expense resulting from the ERP.  Excluding the non-routine transaction expense related to the ERP, net income for the second quarter of 2016 totaled $27.2 million, or basic and diluted EPS of $0.40.  Trustmark’s performance during the quarter ended June 30, 2016 produced a return on average tangible equity of 8.08%, a return on average assets of 0.67%, an average equity to average assets ratio of 11.80% and a dividend payout ratio of 71.88%, compared to a return on average tangible equity of 12.05%, a return on average assets of 1.01%, an average equity to average assets ratio of 12.01% and a dividend payout ratio of 51.11% during the quarter ended June 30, 2015.

Revenue, which is defined as net interest income plus noninterest income, totaled $140.6 million for the quarter ended June 30, 2016 compared to $142.5 million for the quarter ended June 30, 2015, a decrease of $1.9 million, or 1.3%.  The decrease in total revenue for the second quarter of 2016 was principally the result of declines in interest and fees on acquired loans and mortgage banking, net, which were partially offset by increases in interest and fees on loans held for sale (LHFS) and LHFI and other income, net.

Interest and fees on acquired loans decreased $4.5 million, or 35.9%, when the second quarter of 2016 is compared to the same time period in 2015, in accordance with prior expectations.  This was primarily due to a $3.5 million decline in accretion income and a $731 thousand decline in recoveries from the settlement of debt as acquired loans have continued to pay down as anticipated.  Mortgage banking, net declined $2.8 million, or 29.1%, when the three months ended June 30, 2016 is compared to the same time period in 2015, principally due to a net negative hedge ineffectiveness of $1.9 million in the second quarter of 2016 compared to a net positive hedge ineffectiveness of $2.1 million in the second quarter of 2015.  Interest and fees on LHFS and LHFI increased $5.6 million, or 8.2%, when the second quarter of 2016 is compared to the same time period in 2015, primarily due to an increase in the LHFI portfolio.  LHFI totaled $7.405 billion at June 30, 2016, an increase of $958.1 million, or 14.9%, when compared to June 30, 2015, as a result of net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of loans secured by 1-4 family residential properties.  Other income, net increased $1.8 million when the three months ended June 30, 2016 is compared to the same time period in 2015, primarily reflecting a decrease in the net reduction of the Federal Deposit Insurance Corporation (FDIC) indemnification asset related to the acquired covered loans and covered other real estate.  The decrease in the net reduction of the FDIC indemnification asset was principally due to the decline in the balance of the FDIC indemnification asset as a result of amortization and valuation adjustments over the life of the loss share agreements as well as the expiration of a loss share agreement with the FDIC on June 30, 3016.  See the section caption “Acquired Loans” for further discussion of the acquired loans covered by loss share agreements with the FDIC.

Trustmark’s provision for loan losses, LHFI for the three months ended June 30, 2016 totaled $2.6 million, an increase of $1.6 million when compared to a provision for loan losses, LHFI of $1.0 million for the three months ended June 30, 2015.  The increase in the provision for loan losses, LHFI for the second quarter of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015 and growth in the LHFI portfolio, partially offset by a decrease in net charge-offs of LHFI when compared to the second quarter of 2015.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended June 30, 2016 totaled $607 thousand, a decrease of $218 thousand when compared to the same time period in 2015.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $3.2 million for the second quarter of 2016, an increase of $1.3 million, or 72.4%, when compared to the same time period in 2015.

Trustmark reported net income of $48.5 million, or basic and diluted EPS of $0.72, for the first six months of 2016, compared to $59.8 million, or basic and diluted EPS of $0.88, for the first six months of 2015.  The decline in net income when the first six months of 2016 is compared to the same time period in 2015 was principally the result of the non-routine transaction expense resulting from the ERP, an increase in the provision for loan losses, LHFI and an increase in other interest expense related to Federal Home Loan Bank (FHLB) advances with the FHLB of Dallas.  Trustmark’s performance during the six months ended June 30, 2016 produced a return on average tangible equity of 9.16%, a return on average assets of 0.76%, an average equity to average assets ratio of 11.77% and a dividend payout ratio of 63.89%, compared to a return on average tangible equity of 11.96%, a return on average assets of 0.99%, an average equity to average assets ratio of 11.93% and a dividend payout ratio of 52.27% during the six months ended June 30, 2015.

Revenue totaled $278.6 million for the first six months of 2016 compared to $282.2 million for the same time period in 2015, a decrease of $3.6 million, or 1.3%.  The decrease in total revenue for the first six months of 2016 was principally the result of declines in interest and fees on acquired loans and mortgage banking, net and an increase in other interest expense, which were partially offset by increases in interest and fees on LHFS and LHFI and other income, net.

Interest and fees on acquired loans decreased $12.6 million, or 45.5%, when the first six months of 2016 is compared to the same time period in 2015, primarily due to a $8.5 million decline in accretion income and a $3.4 million decline in recoveries from the settlement of debt as acquired loans have continued to pay down as anticipated.  Mortgage banking, net declined $3.0 million, or 16.4%, when the six months ended June 30, 2016 is compared to the same time period in 2015, principally due to a net negative hedge ineffectiveness of $1.5 million in the first six months of 2016 compared to a net positive hedge ineffectiveness of $3.4 million in the first six months of 2015 partially offset by a $1.7 million increase in the positive net valuation adjustment for the fair value of LHFS, interest rate lock commitments and forward sales contracts.  Other interest expense increased $1.6 million, or 47.6%, when the first six months of 2016 is compared to the same time period in 2015, primarily due to an increase in interest expense on FHLB advances with the FHLB of Dallas, which Trustmark uses as a liquidity source.  Trustmark had $300.0 million of outstanding short-term advances and $750.0 million of outstanding long-term advances at June 30, 2016, compared to $150.0 million of outstanding short-term advances and no outstanding long-term advances at June 30, 2015.  Interest and fees on LHFS and LHFI increased $11.7 million, or 8.7%, when the first six months of 2016 is compared to the same time period in 2015, primarily due to the $958.1 million increase in the LHFI portfolio.  Other income, net increased $3.7 million when the six months ended June 30, 2016 is compared to the same time period in 2015, primarily reflecting a decrease in the net reduction of the FDIC indemnification asset related to the acquired covered loans and covered other real estate, a decrease in the net loss on the sale of premises and equipment due to a loss recorded during the first six months of 2015 on the sale of a former bank branch acquired in the February 2013 merger with BancTrust Financial Group, Inc. (BancTrust) and an increase in other miscellaneous income related to various contract bonuses and settlements received during the second quarter of 2016, partially offset by a decrease in the net revenues received related to Trustmark’s nonqualified deferred compensation plan.

Trustmark’s provision for loan losses, LHFI for the six months ended June 30, 2016 totaled $4.8 million, an increase of $2.0 million, or 71.7%, when compared to a provision for loan losses, LHFI of $2.8 million for the six months ended June 30, 2015.  The increase in the provision for loan losses, LHFI for the first six months of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015 and growth in the LHFI portfolio, partially offset by a decrease in the amount of specific reserves required related to impaired LHFI in the Mississippi and Texas market regions when compared to the first six months of 2015.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the six months ended June 30, 2016 totaled $1.9 million, an increase of $744 thousand, or 63.5%, when compared to the same time period in 2015.  The increase in the provision for loan losses, acquired loans during the first six months of 2016 when compared to the same time period in 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust, a decrease in charge-offs of acquired loans from both Heritage Banking Group (Heritage) and BancTrust partially offset by an increase in charge-offs of acquired loans from Bay Bank & Trust Co. (Bay Bank), and a decrease in recoveries of acquired loans from BancTrust.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $6.8 million for the first six months of 2016, an increase of $2.8 million, or 69.3%, when compared to the same time period in 2015.

At June 30, 2016, nonperforming assets, excluding acquired loans and covered other real estate, totaled $134.6 million, an increase of $2.1 million, or 1.6%, compared to December 31, 2015 as a result of an increase in nonaccrual LHFI partially offset by a decline in other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $65.1 million at June 30, 2016, representing an increase of $9.8 million, or 17.7%, relative to December 31, 2015 principally due to LHFI migrating to nonaccrual status in the Mississippi, Texas and Tennessee market regions partially offset by substandard credits that were paid off or foreclosed in the Mississippi market region, returned to accrual status in the Florida market region, and charged off in the Texas market region during the first six months of 2016.  Other real estate, excluding covered other real estate, declined $7.7 million, or 9.9%, during the first six months of 2016 primarily due to properties sold as well as write-downs of properties in Trustmark’s Alabama, Florida, Mississippi and Tennessee market regions partially offset by properties foreclosed in the Florida, Mississippi and Alabama market regions.

LHFI totaled $7.405 billion at June 30, 2016, an increase of $313.8 million, or 4.4%, compared to December 31, 2015.  The increase in LHFI during the first six months of 2016 represented net growth across all five of Trustmark’s market regions, primarily in the loans secured by real estate, commercial and industrial loans and state and other political subdivision loans categories.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Trustmark has continued to experience improvements in credit quality on LHFI.  As of June 30, 2016, classified LHFI balances decreased $9.9 million, or 5.4%, while criticized LHFI balances decreased $20.9 million, or 10.4%, when compared to balances at June 30, 2015.  The decline in the volume of classified and criticized LHFI was primarily a result of upgrades of credits to a pass category and from repayment of several credits of significant size.

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

Total deposits were $9.532 billion at June 30, 2016, a decrease of $56.7 million, or 0.6% compared to December 31, 2015.  During the first six months of 2016, noninterest-bearing deposits decreased $77.7 million, or 2.6%, primarily due to declines in public and consumer demand deposit accounts partially offset by growth in commercial demand deposit accounts, while interest-bearing deposits increased $21.0 million, or 0.3%, primarily due to growth in public interest-bearing accounts, all categories of savings accounts, public certificates of deposit and commercial money market accounts partially offset by all other categories of interest-bearing accounts.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Other short-term borrowings totaled $966.8 million at June 30, 2016, an increase of $113.1 million, or 13.3%, when compared with $853.7 million at December 31, 2015 as a result of the increase in earning assets, principally LHFI, and the decline in deposits.  The increase in other short-term borrowings was principally due to a $145.0 million increase in upstream federal funds purchased as Trustmark has chosen to utilize this advantageous funding source.  The increase in upstream federal funds purchased was partially offset by a $50.0 million decline in outstanding short-term FHLB advances with the FHLB of Dallas.

Long-term FHLB advances totaled $751.1 million at June 30, 2016, an increase of $250.0 million, or 49.9%, when compared with $501.2 million at December 31, 2015.  During the second quarter of 2016, Trustmark obtained a $250.0 million long-term FHLB advance from the FHLB of Dallas.  Similar to the long-term advance obtained in December 2015, the advance has a variable rate and a two-year maturity.  Trustmark chose to utilize these long-term advances as a funding source due to the advantageous rates available in comparison to other sources of funding.

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K.

In March 2016, the Board of Directors of the FDIC approved a final rule to increase Deposit Insurance Fund (DIF) to the statutorily required minimum level of 1.35 percent.  Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks will decline once the reserve ratio reaches 1.15 percent, which the FDIC expects will occur during the first half of 2016.  The final rule approved in March 2016 will impose a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, on banks with at least $10.0 billion in assets.  The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of these surcharges.  The final rule became effective on July 1, 2016.  Surcharges will begin July 1, 2016.  However, if the reserve ratio has not reached 1.15 percent by July 1, 2016, surcharges will begin the first quarter after the reserve ratio reaches 1.15 percent.  At this time, it has not yet been determined if the reserve ratio has reached the 1.15 percent threshold.  Trustmark expects this information will become available before the end of the third quarter of 2016.  Trustmark expects that its FDIC assessment expense will decline under this final rule as the lower regular assessment rates and the allowable adjustments will more than offset the surcharge of 4.5 cents per $100 of assessment base.

In April and May 2016, the FRB, the Office of the Comptroller of the Currency (OCC), and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1.0 billion or more in total consolidated assets.  For institutions with at least $1.0 billion but less than $50.0 billion in total consolidated assets, such as Trustmark and TNB, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risk-taking by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution.  The proposal would also impose certain governance and recordkeeping requirements on institutions of Trustmark and TNB’s size.  The FRB and OCC would reserve the authority to impose more stringent requirements on institutions of Trustmark and TNB’s size.  Trustmark is evaluating the potential impact, if any, of the proposal on its results of operations and financial condition.

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Statements of Income
Total interest income	$102,331	$101,946	$202,929	$204,377
Total interest expense	5,954	4,997	11,812	10,036
Net interest income	96,377	96,949	191,117	194,341
Provision for loan losses, LHFI	2,596	1,033	4,839	2,818
Provision for loan losses, acquired loans	607	825	1,916	1,172
Noninterest income	44,227	45,543	87,503	87,906
Noninterest expense	110,179	100,266	209,123	199,482
Income before income taxes	27,222	40,368	62,742	78,775
Income taxes	5,719	9,766	14,236	19,025
Net Income	$21,503	$30,602	$48,506	$59,750

Revenues (1)
Total revenues	$140,604	$142,492	$278,620	$282,247

Per Share Data
Basic earnings per share	$0.32	$0.45	$0.72	$0.88
Diluted earnings per share	0.32	0.45	0.72	0.88
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	5.72%	8.44%	6.49%	8.33%
Return on average tangible equity	8.08%	12.05%	9.16%	11.96%
Return on average assets	0.67%	1.01%	0.76%	0.99%
Average equity/average assets	11.80%	12.01%	11.77%	11.93%
Net interest margin (fully taxable equivalent)	3.56%	3.81%	3.55%	3.84%
Dividend payout ratio	71.88%	51.11%	63.89%	52.27%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.03%	0.07%	0.02%	0.04%
Provision for loan losses/average loans	0.14%	0.06%	0.13%	0.09%
Nonperforming loans/total loans (incl LHFS*)	0.85%	1.04%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.75%	2.38%
Allowance for loan losses/total loans (excl LHFS*)	0.97%	1.10%

June 30,	2016	2015
Consolidated Balance Sheets
Total assets	$13,030,349	$12,182,448
Securities	3,561,510	3,636,544
Total loans (including LHFS* and acquired loans)	7,957,762	7,061,011
Deposits	9,531,524	9,792,174
Total shareholders' equity	1,523,467	1,450,409

Stock Performance
Market value - close	$24.85	$24.98
Book value	22.53	21.47
Tangible book value	16.76	15.58

Capital Ratios
Total equity/total assets	11.69%	11.91%
Tangible equity/tangible assets	8.97%	8.93%
Tangible equity/risk-weighted assets	11.85%	12.34%
Tier 1 leverage ratio	9.93%	10.14%
Common equity tier 1 risk-based capital ratio	12.32%	13.28%
Tier 1 risk-based capital ratio	12.94%	13.97%
Total risk-based capital ratio	13.82%	15.07%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,512,841	$1,454,501	$1,503,763	$1,445,783
Less: Goodwill		(366,156)	(365,500)	(366,156)	(365,500)
Identifiable intangible assets		(24,961)	(30,385)	(25,835)	(31,386)
Total average tangible equity		$1,121,724	$1,058,616	$1,111,772	$1,048,897

PERIOD END BALANCES
Total shareholders' equity		$1,523,467	$1,450,409
Less: Goodwill		(366,156)	(365,500)
Identifiable intangible assets		(24,058)	(32,042)
Total tangible equity	(a)	$1,133,253	$1,052,867

TANGIBLE ASSETS
Total assets		$13,030,349	$12,182,448
Less: Goodwill		(366,156)	(365,500)
Identifiable intangible assets		(24,058)	(32,042)
Total tangible assets	(b)	$12,640,135	$11,784,906
Risk-weighted assets	(c)	$9,559,816	$8,530,144

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$21,503	$30,602	$48,506	$59,750
Plus: Intangible amortization net of tax		1,045	1,210	2,154	2,439
Net income adjusted for intangible amortization		$22,548	$31,812	$50,660	$62,189
Period end shares outstanding	(d)	67,623,601	67,557,395

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		8.08%	12.05%	9.16%	11.96%
Tangible equity/tangible assets	(a)/(b)	8.97%	8.93%
Tangible equity/risk-weighted assets	(a)/(c)	11.85%	12.34%
Tangible book value	(a)/(d)*1,000	$16.76	$15.58

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,523,467	$1,450,409
AOCI-related adjustments		12,164	41,193
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(348,158)	(348,940)
Other adjustments and deductions for CET1 (2)		(10,042)	(9,568)
CET1 capital	(e)	1,177,431	1,133,094
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		(328)	(1,571)
Additional tier 1 capital		59,672	58,429
Tier 1 Capital		$1,237,103	$1,191,523

Common equity tier 1 risk-based capital ratio	(e)/(c)	12.32%	13.28%

(1)	Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable

Significant Non-Routine Transactions

Trustmark discloses certain non-GAAP financial measures, including net income adjusted for significant non-routine transactions, because Management uses these measures for business planning purposes, including to manage Trustmark’s business against internal projected results of operations and to measure Trustmark’s performance.  Trustmark views net income adjusted for significant non-routine transactions as a measure of our core operating business, which excludes the impact of the items detailed below, as these items are generally not operational in nature.  This non-GAAP measure also provides another basis for comparing period-to-period results as presented in the accompanying selected financial data table and the audited consolidated financial statements by excluding potential differences caused by non-operational and unusual or non-recurring items.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety, and not to rely on any single financial measure.

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$21,503	$0.317	$30,602	$0.452	$48,506	$0.716	$59,750	$0.883

Significant non-routine transactions (net of taxes):
Non-routine early retirement program expense	5,738	0.085	—	—	5,738	0.085	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$27,241	$0.402	$30,602	$0.452	$54,244	$0.801	$59,750	$0.883

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on equity	5.72%	7.24%	8.44%	n/a	6.49%	7.25%	8.33%	n/a
Return on average tangible equity	8.08%	10.14%	12.05%	n/a	9.16%	10.20%	11.96%	n/a
Return on assets	0.67%	0.85%	1.01%	n/a	0.76%	0.85%	0.99%	n/a

n/a – Not Applicable

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

Net interest income-FTE for the three months ended June 30, 2016 remained relatively unchanged when compared to the same time period in 2015, while the net interest margin for the second quarter of 2016 decreased 25 basis points to 3.56% when compared to the second quarter of 2015.  Net interest income-FTE for the six months ended June 30, 2016 decreased $2.3 million, or 1.1%, when compared with the same time period in 2015.  The net interest margin for the six months ended June 30, 2016 decreased 29 basis points to 3.55% when compared to the same time period in 2015.  The decrease in the net interest margin for both the three and six months ended June 30, 2016, reflected the prolonged low interest rate environment in the United States, and was primarily the result of a downward repricing of LHFI in response to increased competitive pricing pressures, decreases in the yield on acquired loans principally due to declines in accretion income and recoveries on settlement of debt related to acquired loans and increases in interest expense for other borrowings principally due to increases in the amount of outstanding FHLB advances with the FHLB of Dallas.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three and six months ended June 30, 2016 was 3.38% and 3.39%, respectively, a decrease of 11 basis points and 9 basis points, respectively, when compared to the same time periods in 2015, due to similar factors as discussed above.

Average interest-earning assets for the first six months of 2016 were $11.339 billion compared to $10.625 billion for the same time period in 2015, an increase of $714.0 million, or 6.7%.  The growth in average earning assets during the first six months of 2016 was primarily due to an increase in average loans (LHFS and LHFI) of $867.8 million, or 13.2%, partially offset by a decrease in average acquired loans of $140.4 million, or 27.8%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $958.1 million, or 14.9%, increase in the LHFI portfolio when balances at June 30, 2016 are compared to balances at June 30, 2015.  This increase represented net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of loans secured by 1-4 family residential properties.  The decline in average acquired loans was primarily attributable to pay-offs of acquired loans, principally related to the BancTrust merger.

During the first six months of 2016, interest and fees on LHFS and LHFI-FTE increased $12.8 million, or 9.1%, when compared to the same time period in 2015, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 17 basis points to 4.17% due to downward repricing of LHFI due to the current low interest rate environment and related competitive pressures.  During the first six months of 2016, interest and fees on acquired loans decreased $12.6 million, or 45.5%, compared to the same time period in 2015, due to declines in accretion income and recoveries on settlement of debt, primarily related to loans acquired in the BancTrust merger and Heritage acquisition, as acquired loans continue to pay-down as anticipated.  As a result, the yield on acquired loans for the first six months of 2016 decreased to 8.33% compared to 11.05% during the first six months of 2015.  As a result of these factors, interest income-FTE decreased $486 thousand, or 0.2%, when the first six months of 2016 is compared to the same time period in 2015.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 4.03% for the first six months of 2015 to 3.76% for the first six months of 2016, a decrease of 27 basis points.

Average interest-bearing liabilities for the first six months of 2016 totaled $8.262 billion compared to $7.779 billion for the same time period in 2015, an increase of $482.4 million, or 6.2%.  The increase in average interest-bearing liabilities was principally due to the increase in average other borrowings partially offset by a decline in average interest-bearing deposits.  Average other borrowings increased $722.1 million when the first six months of 2016 is compared to the first six months of 2015, primarily reflecting increased balances of both short-term and long-term FHLB advances obtained from the FHLB of Dallas as Trustmark chose to utilize these less costly sources of funding, partially offset by the maturity of a $6.5 million FHLB advance with the FHLB of Atlanta, which was acquired in the BancTrust merger, during the fourth quarter of 2015.  Average interest-bearing deposits for the first six months of 2016 decreased $282.9 million, or 4.0%, when compared to the same time period in 2015, principally due to declines in average certificates of deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.

Total interest expense for the first six months of 2016 increased $1.8 million, or 17.7%, when compared with the same time period in 2015, principally due to the increase in other interest expense.  Other interest expense for the first six months of 2016 increased $1.6 million, or 47.6%, when compared to the same time period in 2015 primarily due to the increase in FHLB advances with the FHLB of Dallas, while the rate on other borrowings declined from 2.15% for the first six months of 2015 to 0.94% for the first six months of 2016.  The decline in the rate on other borrowings for the first six months of 2016 was principally due to the FHLB advances outstanding during the first six months of 2016 having a much lower interest rate than those advances outstanding during the first six months of 2015.  During the first six months of 2016, interest expense on federal funds purchased and securities sold under repurchase agreements increased $513 thousand, while the rate on federal funds purchased and securities sold under repurchase agreements increased 19 basis points to 0.33% when compared to the first six months of 2015.  The increase in the rate on federal funds purchased and securities sold under repurchase agreements for the first six months of 2016 was primarily due to the increase in rates by the FRB.  As a result of these factors, the overall yield on interest-bearing liabilities increased 3 basis points to 0.29% when the first six months of 2016 is compared with the first six months of 2015.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2016			2015

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,263	$4	1.27%	$557	$2	1.44%
Securities - taxable	3,336,503	19,402	2.34%	3,398,758	19,731	2.33%
Securities - nontaxable	134,081	1,429	4.29%	158,503	1,688	4.27%
Loans (LHFS and LHFI)	7,505,409	77,777	4.17%	6,554,739	71,546	4.38%
Acquired loans	349,740	8,051	9.26%	482,992	12,557	10.43%
Other earning assets	64,000	200	1.26%	41,242	392	3.81%
Total interest-earning assets	11,390,996	106,863	3.77%	10,636,791	105,916	3.99%
Cash and due from banks	271,135			272,292
Other assets	1,240,846			1,288,507
Allowance for loan losses, net	(83,614)			(84,331)
Total Assets	$12,819,363			$12,113,259

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,730,521	3,122	0.19%	$7,003,433	3,204	0.18%
Federal funds purchased and securities sold under repurchase agreements	488,512	404	0.33%	497,606	179	0.14%
Other borrowings	1,028,393	2,428	0.95%	241,777	1,614	2.68%
Total interest-bearing liabilities	8,247,426	5,954	0.29%	7,742,816	4,997	0.26%
Noninterest-bearing demand deposits	2,927,469			2,772,741
Other liabilities	131,627			143,201
Shareholders' equity	1,512,841			1,454,501
Total Liabilities and Shareholders' Equity	$12,819,363			$12,113,259
Net Interest Margin		100,909	3.56%		100,919	3.81%

Less tax equivalent adjustment		4,532			3,970

Net Interest Margin per Consolidated Statements of Income		$96,377			$96,949

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$823	$5	1.22%	$388	$2	1.04%
Securities - taxable	3,345,209	39,488	2.37%	3,354,784	39,317	2.36%
Securities - nontaxable	137,883	2,926	4.27%	163,736	3,477	4.28%
Loans (LHFS and LHFI)	7,425,871	154,012	4.17%	6,558,066	141,204	4.34%
Acquired loans	364,088	15,073	8.33%	504,440	27,635	11.05%
Other earning assets	65,351	430	1.32%	43,791	785	3.61%
Total interest-earning assets	11,339,225	211,934	3.76%	10,625,205	212,420	4.03%
Cash and due from banks	276,524			281,222
Other assets	1,247,062			1,295,989
Allowance for loan losses, net	(82,376)			(83,168)
Total Assets	$12,780,435			$12,119,248

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,731,528	6,160	0.18%	$7,014,448	6,451	0.19%
Federal funds purchased and securities sold under repurchase agreements	502,846	835	0.33%	459,617	322	0.14%
Other borrowings	1,027,491	4,817	0.94%	305,411	3,263	2.15%
Total interest-bearing liabilities	8,261,865	11,812	0.29%	7,779,476	10,036	0.26%
Noninterest-bearing demand deposits	2,881,876			2,757,428
Other liabilities	132,931			136,561
Shareholders' equity	1,503,763			1,445,783
Total Liabilities and Shareholders' Equity	$12,780,435			$12,119,248

Net Interest Margin		200,122	3.55%		202,384	3.84%

Less tax equivalent adjustment		9,005			8,043

Net Interest Margin per Consolidated Statements of Income		$191,117			$194,341

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI totaled $2.6 million and $4.8 million, respectively, for the three and six months ended June 30, 2016, an increase of $1.6 million and $2.0 million, respectively, when compared to the same time periods in 2015.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Federal Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The increase in the provision for loan losses, acquired loans during the first six months of 2016 when compared to the same time period in 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust, a decrease in charge-offs of acquired loans from both Heritage and BancTrust partially offset by an increase in charge-offs of acquired loans from Bay Bank, and a decrease in recoveries of acquired loans primarily from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
BancTrust	$619	$1,022	$2,355	$1,707
Bay Bank	49	(93)	(52)	(111)
Heritage	(61)	(104)	(387)	(424)
Total provision for loan losses, acquired loans	$607	$825	$1,916	$1,172

Noninterest Income

Noninterest income represented 31.5% of total revenue, before securities losses, net, for both the three and six months ended June 30, 2016, respectively, compared to 32.0% and 31.1% of total revenue, before securities losses, net, for the three and six months ended June 30, 2015, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges on deposit accounts	$11,051	$11,920	$(869)	-7.3%	$22,132	$23,005	$(873)	-3.8%
Bank card and other fees	7,436	7,416	20	0.3%	14,354	14,178	176	1.2%
Mortgage banking, net	6,721	9,481	(2,760)	-29.1%	15,420	18,446	(3,026)	-16.4%
Insurance commissions	9,638	9,401	237	2.5%	18,231	18,017	214	1.2%
Wealth management	8,009	7,758	251	3.2%	15,416	15,748	(332)	-2.1%
Other, net	1,372	(433)	1,805	n/m	2,260	(1,488)	3,748	n/m
Total Noninterest Income before securities losses, net	44,227	45,543	(1,316)	-2.9%	87,813	87,906	(93)	-0.1%
Security losses, net	—	—	—	—	(310)	—	(310)	n/m
Total Noninterest Income	$44,227	$45,543	$(1,316)	-2.9%	$87,503	$87,906	$(403)	-0.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Mortgage servicing income, net	$5,177	$4,696	$481	10.2%	$10,235	$9,593	$642	6.7%
Change in fair value-MSR from runoff	(2,500)	(2,587)	87	-3.4%	(4,505)	(4,800)	295	-6.2%
Gain on sales of loans, net	5,480	5,114	366	7.2%	8,071	8,830	(759)	-8.6%
Other, net	498	206	292	n/m	3,140	1,451	1,689	n/m
Mortgage banking income before hedge ineffectiveness	8,655	7,429	1,226	16.5%	16,941	15,074	1,867	12.4%
Change in fair value-MSR from market changes	(7,033)	6,076	(13,109)	n/m	(13,899)	3,708	(17,607)	n/m
Change in fair value of derivatives	5,099	(4,024)	9,123	n/m	12,378	(336)	12,714	n/m
Net (negative) positive hedge ineffectiveness	(1,934)	2,052	(3,986)	n/m	(1,521)	3,372	(4,893)	n/m
Mortgage banking, net	$6,721	$9,481	$(2,760)	-29.1%	$15,420	$18,446	$(3,026)	-16.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in net revenue from mortgage banking for the three months ended June 30, 2016 when compared to the same time period in 2015 was principally due to a net negative hedge ineffectiveness in the second quarter of 2016 compared to a net positive hedge ineffectiveness in the second quarter of 2015.  The decrease in net revenue from mortgage banking for the six months ended June 30, 2016 when compared to the same time period in 2015 was principally due to a net negative hedge ineffectiveness in the first six months of 2016 compared to a net positive hedge ineffectiveness in the first six months of 2015 partially offset by an increase in the positive net valuation adjustment for the fair value of LHFS, interest rate lock commitments and forward sales contracts.  Mortgage loan production for the three and six months ended June 30, 2016 was $404.0 million and $711.5 million, respectively, a decrease of $12.9 million, or 3.1%, and $10.0 million, or 1.4%, respectively, when compared to the same time periods in 2015.  Loans serviced for others totaled $6.119 billion at June 30, 2016, compared with $5.732 billion at June 30, 2015, an increase of $386.6 million, or 6.7%, primarily due to increased loan sales.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the three months ended June 30, 2016 is compared to the same time period in 2015, resulted from both higher profit margins from secondary marketing activities as well as higher volumes of loans sold.  Loan sales totaled $355.3 million for the three months ended June 30, 2016, an increase of $8.4 million when compared with the same time period in 2015.  The decrease in the gain on sales of loans, net when the six months ended June 30, 2016 is compared to the same time period in 2015, resulted from lower profit margins from secondary marketing activities partially offset by higher volumes of loans sold.  Loan sales totaled $590.7 million for the six months ended June 30, 2016, an increase of $10.7 million when compared with the same time period in 2015.  The increase in loans sales for the first six months of 2016 when compared to the same time period in 2015 was primarily due to Trustmark’s decision during 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The increase in other mortgage banking income, net when comparing the first six months of 2016 with the same time period in 2015 primarily resulted from an increase in the positive net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in volumes and profit margins during the first six months of 2016.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 15 – Fair Value set forth in Part I. Item 1. – Financial Statements – of this report.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,479)	$(2,480)	$1	-0.0%	$(4,958)	$(4,952)	$(6)	0.1%
Decrease in FDIC indemnification asset	(118)	(1,798)	1,680	-93.4%	(217)	(2,768)	2,551	-92.2%
Increase in life insurance cash surrender value	1,702	1,673	29	1.7%	3,394	3,348	46	1.4%
Other miscellaneous income	2,267	2,172	95	4.4%	4,041	2,884	1,157	40.1%
Total other, net	$1,372	$(433)	$1,805	n/m	$2,260	$(1,488)	$3,748	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when the three months ended June 30, 2016 are compared to the same time period in 2015 was primarily the result of a decrease in the net reduction of the FDIC indemnification asset.  The increase in other income, net when the first six months of 2016 are compared to the same time period in 2015 was primarily the result of a decrease in the net reduction of the FDIC indemnification asset and increases in other miscellaneous income.  The increase in other miscellaneous income for the first six months of 2016 compared to the same time period in 2015 was principally due to a decrease in the net loss on the sale of premises and equipment due to a loss recorded during the first six months of 2015 on the sale of a former bank branch acquired in the February 2013 merger with BancTrust and an increase in other miscellaneous income related to various contract bonuses and settlements received during the second quarter of 2016, partially offset by a decrease in the net revenues received related to Trustmark’s nonqualified deferred compensation plan.  The decrease in the net reduction of the FDIC indemnification asset for the three and six months ended June 30, 2016 was principally due to the decline in the balance of the FDIC indemnification asset as a result of amortization and valuation adjustments over the life of the loss share agreements as well as the expiration of a loss share agreement with the FDIC on June 30, 2016.  See the section caption “Acquired Loans” for further discussion of the acquired loans covered by loss share agreements with the FDIC.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$67,018	$57,393	$9,625	16.8%	$124,219	$114,562	$9,657	8.4%
Services and fees	14,522	15,005	(483)	-3.2%	28,997	29,126	(129)	-0.4%
Net occupancy-premises	5,928	6,243	(315)	-5.1%	12,116	12,434	(318)	-2.6%
Equipment expense	5,896	5,903	(7)	-0.1%	11,990	11,877	113	1.0%
ORE/Foreclosure expense:
Write-downs	1,880	345	1,535	n/m	2,981	1,370	1,611	n/m
Net (gain)/loss on sale	(1,578)	(802)	(776)	96.8%	(3,445)	(2,170)	(1,275)	58.8%
Carrying costs	891	1,378	(487)	-35.3%	1,838	2,836	(998)	-35.2%
Total ORE/Foreclosure expense	1,193	921	272	29.5%	1,374	2,036	(662)	-32.5%
FDIC assessment expense	2,959	2,615	344	13.2%	5,770	5,555	215	3.9%
Other expense	12,663	12,186	477	3.9%	24,657	23,892	765	3.2%
Total noninterest expense	$110,179	$100,266	$9,913	9.9%	$209,123	$199,482	$9,641	4.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  During the second quarter of 2016, Trustmark completed a voluntary ERP as a proactive measure to manage noninterest expense.  As a result of the ERP, 188 of the eligible associates retired by June 30, 2016.  The ERP resulted in a one-time charge of $9.3 million to noninterest expense ($9.1 million included in salaries and employee benefits expense and $230 thousand included in other expense) during the second quarter of 2016.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest category of noninterest expense, for both the three and six months ended June 30, 2016 when compared to the same time periods in 2015 was principally due to the ERP completed during the second quarter of 2016.  Excluding the non-routine expenses related to the ERP, salaries and employee benefits for the three and six months ended June 30, 2016 increased $563 thousand, or 1.0%, and $595 thousand, or 0.5%, respectively, when compared to the same time periods in 2015.

ORE/Foreclosure Expense

The increase in ORE/Foreclosure expense for the three months ended June 30, 2016 compared with the same time period in 2015 was principally due to an increase in write-downs of other real estate partially offset by an increase in the net gain on the sale of other real estate as well as declines in other real estate carrying costs.  The decrease in ORE/Foreclosure expense for the six months ended June 30, 2016 compared with the same time period in 2015 was principally due to an increase in the net gain on the sale of other real estate as well as declines in other real estate carrying costs partially offset by increase in write-downs of other real estate.  The increase in write-downs for the three and six months ended June 30, 2016 compared with the same time periods in 2015 was principally due to a negative provision for other real estate write-downs recorded during the second quarter of 2015.  The provision for other real estate write-downs for the three and six months ended June 30, 2016 totaled $135 thousand and $295 thousand, respectively, compared to a negative provision for other real estate write-downs of $1.2 million and $1.5 million, respectively, for the same time periods in 2015.  The negative provision for other real estate write-downs for the second quarter of 2015 was principally due to a property that was sold that previously had an associated reserve for other real estate write-down.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate.”

FDIC Assessment Expense

The increase in FDIC assessment expense for the three months ended June 30, 2016 when compared with the same time period in 2015 primarily resulted from a projected increase in Trustmark’s assessment rate due to an increase in FDIC defined higher-risk assets.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Loan expense	$3,024	$3,342	$(318)	-9.5%	$6,067	$6,063	$4	0.1%
Amortization of intangibles	1,692	1,959	(267)	-13.6%	3,488	3,950	(462)	-11.7%
Other miscellaneous expense	7,947	6,885	1,062	15.4%	15,102	13,879	1,223	8.8%
Total other expense	$12,663	$12,186	$477	3.9%	$24,657	$23,892	$765	3.2%

The increase in other expenses for the three and six months ended June 30, 2016 when compared to the same time periods in 2015 was principally due to increases in other miscellaneous expenses, primarily resulting from a property valuation adjustment recorded during the second quarter of 2016 related to properties transferred to assets held for sale, higher customer-related fraud losses and non-routine expenses related to the ERP during the second quarter of 2016, partially offset by a decline in franchise taxes.  During the second quarter of 2016, Trustmark continued its measured approach to the optimization of its retail delivery channels by closing six branches with limited growth opportunities in the Alabama, Florida and Mississippi market regions.  These six branches and a property previously purchased in anticipation of a future branch were transferred to assets held for sale during the second quarter at the lower of the current net book value or the fair value less costs to sell.  A property valuation adjustment of $750 thousand was recorded as a result of transferring these properties to assets held for sale.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 17 – Segment Information included in Part I. Item 1. – Financial Statements – of this report.  The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2016 and 2015.

General Banking

Net interest income for the General Banking Division decreased $3.5 million, or 1.8%, when the six months ended June 30, 2016 is compared with the same time period in 2015.  The decline in net interest income was mostly due to declines in interest and fees on acquired loans and an increase in other interest expense, which were partially offset by increases in interest and fees on LHFS and LHFI.  The provision for loan losses, net for the six months ended June 30, 2016 totaled $6.8 million compared to $4.0 million for the same period in 2015, an increase of $2.8 million, or 69.3%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division decreased $134 thousand, or 0.2%, during the first six months of 2016 compared to the same time period in 2015.  Noninterest income for the General Banking Division represented 22.1% of total revenues for this segment for the first six months of 2016 as opposed to 21.8% for the same time period in 2015.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities losses, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $10.3 million, or 6.0%, during the first six months of 2016 compared with the same time period in 2015, principally due to the non-routine expenses related to the ERP recorded in the second quarter of 2016.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first six months of 2016, net income for the Wealth Management Division increased $655 thousand, or 40.0%, when compared to the same time period in 2015.  Net interest income for the Wealth Management Division increased $349 thousand when the first six months of 2016 is compared to the same time period in 2015 due to an increase in the interest income earned on deposit accounts held by the Wealth Management Division.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $482 thousand, or 3.1%, when the first six months of 2016 are compared to the same time period in 2015.  The decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in commissions and annuity income generated by the brokerage services unit, partially offset by an increase in trust asset management fee income.  Noninterest income for the Wealth Management Division for the second quarter of 2016 increased $237 thousand, or 3.1%, when compared to the second quarter of 2015, and $671 thousand, or 9.2%, when compared to the first quarter of 2016, principally due to increases in trust asset management fee income and variable annuity income generated by the brokerage services unit.  Noninterest expense decreased $1.2 million, or 9.1%, during the first six months of 2016 compared to the same time period in 2015, principally due to decreases in salaries and employee benefits, primarily due to lower commissions and salary expense, and data processing charges related to software as well as a gain recorded in other expense during the first quarter of 2016 related to the recapture of funds from a trust account.

At June 30, 2016 and 2015, Trustmark held assets under management and administration of $11.081 billion and $11.082 billion, respectively, and brokerage assets of $1.605 billion and $1.607 billion, respectively.

Insurance

Net income for the Insurance Division during the first six months of 2016 decreased $192 thousand, or 7.4%, compared to the same time period in 2015.  Noninterest income for the Insurance Division increased $213 thousand, or 1.2%, when the first six months of 2016 are compared to the same time period in 2015.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $9.6 million for the second quarter of 2016, an increase of $235 thousand, or 2.5%, compared to the second quarter of 2015, and an increase of $1.0 million, or 12.2%, compared to the first quarter of 2016.  The increase in insurance commissions during the first six months of 2016 when compared to the same time period in 2015 was primarily due to new business commission volume primarily in commercial property and casualty and group health coverage partially offset by declines in business commission volume primarily in personal property and casualty coverage, resulting from both a continued focus on new business and the addition of experienced account executives with an established book of business during 2015.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $490 thousand, or 3.5%, when the first six months of 2016 is compared to the same time period in 2015, primarily due to higher salaries and commissions expense resulting from modest general merit increases and improved performance.

Income Taxes

For the three and six months ended June 30, 2016, Trustmark’s combined effective tax rate was 21.0% and 22.7%, compared to 24.2% for the same time periods in 2015.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $11.339 billion, or 88.7% of total average assets, at June 30, 2016, compared to $10.625 billion, or 87.7% of total average assets, at June 30, 2015, an increase of $714.0 million, or 6.7%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased to 3.9 years at June 30, 2016, compared to 5.2 years at December 31, 2015.

When compared with December 31, 2015, total investment securities increased by $28.3 million during the first six months of 2016.  This increase resulted primarily from purchases of government-sponsored enterprise (GSE) guaranteed securities and improvements in the fair market value of the available for sale securities, which were largely offset by maturities and pay-downs of the loans underlying these securities.  Trustmark sold $25.0 million of securities during the first six months of 2016, which generated a net loss of $310 thousand, compared to no securities sold during the first six months of 2015.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $28.3 million ($17.5 million net of tax) compared to $34.0 million ($21.0 million net of tax) at December 31, 2015.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At June 30, 2016, available for sale securities totaled $2.388 billion, which represented 67.1% of the securities portfolio, compared to $2.345 billion, or 66.4%, at December 31, 2015.  At June 30, 2016, unrealized gains, net on available for sale securities totaled $50.9 million compared to $5.9 million at December 31, 2015.  At June 30, 2016, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2016, held to maturity securities totaled $1.173 billion and represented 32.9% of the total securities portfolio, compared with $1.188 billion, or 33.6%, at December 31, 2015.

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

As of June 30, 2016, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2016 ($ in thousands):

	June 30, 2016
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,212,154	94.7%	$2,259,021	94.6%
Aa1 to Aa3	81,164	3.5%	83,984	3.5%
A1 to A3	988	—	1,006	—
Not Rated (1)	43,116	1.8%	44,295	1.9%
Total securities available for sale	$2,337,422	100.0%	$2,388,306	100.0%

Securities Held to Maturity
Aaa	$1,119,731	95.4%	$1,153,562	95.3%
Aa1 to Aa3	39,792	3.4%	42,326	3.5%
A1 to A3	812	0.1%	833	0.1%
Not Rated (1)	12,869	1.1%	13,323	1.1%
Total securities held to maturity	$1,173,204	100.0%	$1,210,044	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2016, approximately 94.6% of the available for sale securities and 95.4% of the held to maturity securities were rated Aaa.

LHFS

At June 30, 2016, LHFS totaled $213.5 million, consisting of $180.0 million of residential real estate mortgage loans in the process of being sold to third parties and $33.6 million of GNMA optional repurchase loans.  At December 31, 2015, LHFS totaled $160.2 million, consisting of $124.2 million of residential real estate mortgage loans in the process of being sold to third parties and $36.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for the first six months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements – of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$718,438	9.7%	$824,723	11.6%
Secured by 1- 4 family residential properties	1,620,013	21.9%	1,649,501	23.3%
Secured by nonfarm, nonresidential properties	1,900,784	25.7%	1,736,476	24.5%
Other real estate secured	323,734	4.4%	211,228	3.0%
Commercial and industrial loans	1,466,511	19.8%	1,343,211	18.9%
Consumer loans	166,436	2.2%	169,135	2.4%
State and other political subdivision loans	805,401	10.9%	734,615	10.4%
Other loans	403,864	5.4%	422,496	5.9%
LHFI	$7,405,181	100.0%	$7,091,385	100.0%

LHFI increased $313.8 million, or 4.4%, compared to December 31, 2015.  The increase in LHFI during the first six months of 2016 represented net growth across all five of Trustmark’s market regions, primarily in the loans secured by real estate, commercial and industrial loans and state and other political subdivision loans categories.

LHFI secured by real estate increased $141.0 million, or 3.2%, during the first six months of 2016 as growth in in the Alabama, Texas and Mississippi market regions was partially offset by declines in the Tennessee and Florida market regions.  LHFI secured by construction, land development and other land decreased $106.3 million, or 12.9%, during the first six months of 2016, primarily due to other construction loans that were moved to the appropriate permanent categories partially offset by new loans primarily in the other construction loans and 1-4 family construction categories. During the first six months of 2016, $352.4 million in other construction loans were moved to the appropriate permanent categories upon completion, including $195.4 million in non-owner occupied, $57.4 million in owner occupied and $99.6 million in multi-family residential.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $215.9 million for the first six months of 2016.  The 1-4 family construction loan portfolio increased $15.0 million, or 9.7%, during the first six months of 2016, principally due to growth in Trustmark’s Alabama and Texas market regions.

The commercial real estate loan portfolio increased $164.3 million, or 9.5%, during the first six months of 2016, principally due to construction loans that moved to permanent financing.  Excluding the reclassifications from other construction loans, the commercial real estate loans portfolio declined $87.9 million, or 5.1%, during the first six months of 2016.  The decrease in the commercial real estate loan portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in Trustmark’s Texas, Mississippi, Florida and Tennessee market regions as well as declines in owner occupied loans in the Mississippi, Tennessee and Texas market regions, which were partially offset by growth in non-owner occupied loans in Trustmark’s Alabama market region.  Other real estate secured LHFI increased $112.5 million, or 53.3%, during the first six months of 2016, primarily due to multi-family residential loans in Trustmark’s Texas, Tennessee, Mississippi and Alabama market regions that were moved from other construction loans to permanent financing.  Excluding all reclassifications between loan categories, other real estate secured LHFI increased $775 thousand, or 0.4%, during the first six months of 2016.  LHFI secured by 1-4 family residential properties declined $29.5 million, or 1.8%, during the first six month of 2016, principally in the Mississippi, Tennessee and Texas market regions partially offset by growth in the Alabama market region.  The decline in LHFI secured by 1-4 family residential properties reflects Trustmark’s decision in 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

The commercial and industrial loan portfolio increased $123.3 million, or 9.2%, during the first six months of 2016, due to growth in the Tennessee, Mississippi, Alabama and Florida market regions, partially offset by declines in the Texas market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At June 30, 2016 and December 31, 2015, energy-related LHFI had outstanding balances of approximately $258.3 million and $213.0 million, respectively, which represented approximately 3.5% of Trustmark’s total LHFI portfolio at June 30, 2016 compared to approximately 3.0% of the total LHFI portfolio at December 31, 2015.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $70.8 million, or 9.6%, during the first six months of 2016 principally due to growth in traditional public finance loans, such as investments that entail the use of tax anticipation notes, public school improvements, facility improvements and renovations, in all five of Trustmark’s market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, decreased $18.6 million, or 4.4%, during the first six months of 2016, which primarily represented declines in Trustmark’s Mississippi, Texas and Tennessee market regions partially offset by growth in the Alabama market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2016	December 31, 2015
Home equity loans	$58,261	$61,635
Home equity lines of credit	376,415	376,998
Percentage of loans and lines for which Trustmark holds first lien	59.0%	58.9%
Percentage of loans and lines for which Trustmark does not hold first lien	41.0%	41.1%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2016 and December 31, 2015 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	June 30, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$219,004	$499,434	$718,438
Secured by 1- 4 family residential properties	1,562,370	57,643	1,620,013
Secured by nonfarm, nonresidential properties	1,083,524	817,260	1,900,784
Other real estate secured	148,109	175,625	323,734
Commercial and industrial loans	513,704	952,807	1,466,511
Consumer loans	147,055	19,381	166,436
State and other political subdivision loans	710,884	94,517	805,401
Other loans	201,172	202,692	403,864
LHFI	$4,585,822	$2,819,359	$7,405,181

	December 31, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$311,049	$513,674	$824,723
Secured by 1- 4 family residential properties	1,573,640	75,861	1,649,501
Secured by nonfarm, nonresidential properties	1,116,689	619,787	1,736,476
Other real estate secured	160,147	51,081	211,228
Commercial and industrial loans	611,198	732,013	1,343,211
Consumer loans	149,742	19,393	169,135
State and other political subdivision loans	682,028	52,587	734,615
Other loans	210,186	212,310	422,496
LHFI	$4,814,679	$2,276,706	$7,091,385

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

The following table presents the LHFI composition by region at June 30, 2016 and reflects a diversified mix of loans by region ($ in thousands):

	June 30, 2016
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$718,438	$135,760	$60,555	$263,590	$39,429	$219,104
Secured by 1-4 family residential properties	1,620,013	66,770	48,831	1,379,746	106,845	17,821
Secured by nonfarm, nonresidential properties	1,900,784	268,607	161,025	878,342	137,101	455,709
Other real estate secured	323,734	19,172	4,285	144,120	33,028	123,129
Commercial and industrial loans	1,466,511	132,295	16,788	746,681	274,851	295,896
Consumer loans	166,436	19,229	3,175	123,956	17,807	2,269
State and other political subdivision loans	805,401	62,656	29,902	537,269	30,265	145,309
Other loans	403,864	37,703	19,402	264,620	40,707	41,432
LHFI	$7,405,181	$742,192	$343,963	$4,338,324	$680,033	$1,300,669

Construction, Land Development and Other Land Loans by Region
Lots	$56,331	$11,135	$19,657	$18,974	$3,420	$3,145
Development	58,621	6,908	6,084	26,007	681	18,941
Unimproved land	113,354	15,635	17,240	44,565	17,441	18,473
1-4 family construction	169,967	39,818	9,888	71,814	2,117	46,330
Other construction	320,165	62,264	7,686	102,230	15,770	132,215
Construction, land development and other land loans	$718,438	$135,760	$60,555	$263,590	$39,429	$219,104

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$291,267	$83,170	$36,264	$98,482	$20,141	$53,210
Office	220,773	30,879	29,886	80,288	6,507	73,213
Nursing homes/assisted living	108,982	—	—	103,691	5,291	—
Hotel/motel	181,738	37,641	19,481	44,432	31,788	48,396
Mini-storage	110,733	5,259	5,574	52,453	548	46,899
Industrial	86,429	18,173	9,365	16,447	4,357	38,087
Health care	26,461	2,222	849	23,390	—	—
Convenience stores	17,817	227	—	10,192	1,060	6,338
Other	74,425	6,188	11,059	24,706	3,072	29,400
Total non-owner occupied loans	1,118,625	183,759	112,478	454,081	72,764	295,543
Owner-occupied:
Office	143,101	14,698	22,726	77,502	8,208	19,967
Churches	89,589	8,907	2,157	45,630	24,262	8,633
Industrial warehouses	127,959	6,508	3,838	60,985	10,826	45,802
Health care	117,189	20,453	6,311	62,472	8,179	19,774
Convenience stores	81,780	7,197	2,425	48,219	1,308	22,631
Retail	34,116	3,976	5,735	18,470	2,128	3,807
Restaurants	35,019	3,656	1,677	23,948	3,582	2,156
Auto dealerships	13,676	7,926	44	4,536	1,170	—
Other	139,730	11,527	3,634	82,499	4,674	37,396
Total owner-occupied loans	782,159	84,848	48,547	424,261	64,337	160,166
Loans secured by nonfarm, nonresidential properties	$1,900,784	$268,607	$161,025	$878,342	$137,101	$455,709

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

At June 30, 2016, the allowance for loan losses, LHFI, was $71.8 million, an increase of $4.2 million, or 6.2%, when compared with December 31, 2015.  The increase in the allowance for loan loss was principally due to an increase in the required qualitative reserve for commercial LHFI across all five of Trustmark’s market regions during the first six months of 2016.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 231.13% at June 30, 2016, compared to 210.32% at December 31, 2015 due to the increase in the allowance for loan losses, LHFI balance and an increase in specifically reviewed impaired LHFI during the first six months of 2016.  Allocation of Trustmark’s $71.8 million allowance for loan losses, LHFI, represented 1.05% of commercial LHFI and 0.70% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.97% as of June 30, 2016.  This compares with an allowance to total LHFI of 0.95% at December 31, 2015, which was allocated to commercial LHFI at 1.05% and to consumer and mortgage LHFI at 0.66%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,668	$5,946	$2,622	$45,106	$5,360	$10,634
LHFI charged-off	(3,251)	(499)	(158)	(1,480)	(453)	(661)
Recoveries	2,783	63	753	1,717	201	49
Net (charge-offs) recoveries	(468)	(436)	595	237	(252)	(612)
Provision for loan losses, LHFI	2,596	1,189	(364)	(833)	726	1,878
Balance at end of period	$71,796	$6,699	$2,853	$44,510	$5,834	$11,900

	Three Months Ended June 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,321	$4,264	$5,781	$44,418	$7,322	$9,536
LHFI charged-off	(4,278)	(294)	(953)	(2,494)	(293)	(244)
Recoveries	3,090	78	414	1,466	188	944
Net (charge-offs) recoveries	(1,188)	(216)	(539)	(1,028)	(105)	700
Provision for loan losses, LHFI	1,033	623	(1,168)	2,046	(483)	15
Balance at end of period	$71,166	$4,671	$4,074	$45,436	$6,734	$10,251

	Six Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,184	$5,230	$10,970
LHFI charged-off	(6,614)	(651)	(426)	(3,270)	(714)	(1,553)
Recoveries	5,952	152	1,695	3,581	454	70
Net (charge-offs) recoveries	(662)	(499)	1,269	311	(260)	(1,483)
Provision for loan losses, LHFI	4,839	1,729	(1,182)	1,015	864	2,413
Balance at end of period	$71,796	$6,699	$2,853	$44,510	$5,834	$11,900

	Six Months Ended June 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,616	$3,647	$3,920	$47,290	$5,674	$9,085
LHFI charged-off	(7,282)	(550)	(1,478)	(4,148)	(566)	(540)
Recoveries	6,014	190	967	2,977	677	1,203
Net (charge-offs) recoveries	(1,268)	(360)	(511)	(1,171)	111	663
Provision for loan losses, LHFI	2,818	1,384	665	(683)	949	503
Balance at end of period	$71,166	$4,671	$4,074	$45,436	$6,734	$10,251

Charge-offs exceeded recoveries for the three and six months ended June 30, 2016 and 2015.  Net charge-offs for the three and six months ended June 30, 2016 totaled $468 thousand and $662 thousand, a decrease of $720 thousand, or 60.6%, and $606 thousand, or 47.8%, respectively, when compared to the same time periods in 2015.  The decrease in net charge-offs when the three and six months ended June 30, 2016 is compared to the same time periods in 2015 was primarily due to declines in the net charge-offs in the Florida and Mississippi market regions, partially offset by an increase in net charge-offs in the Texas market region.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first six months of 2016 totaled 0.13% of average loans (LHFS and LHFI), compared with 0.09% of average loans (LHFS and LHFI) for the same time period in 2015.  The increase in the provision for loan losses, LHFI for the second quarter of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015 and growth in the LHFI portfolio, partially offset by a decrease in net charge-offs of LHFI when compared to the second quarter of 2015.  The increase in the provision for loan losses, LHFI for the first six months of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015 and growth in the LHFI portfolio, partially offset by a decrease in the amount of specific reserves required related to impaired LHFI in the Mississippi and Texas market regions when compared to the first six months of 2015. For a complete description of the revisions made to Trustmark’s allowance for loan loss methodology during 2015, please see Note 5 –LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2015 Annual Report on Form 10-K.

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of nonperforming assets, excluding acquired loans and covered other real estate, by geographic market region at June 30, 2016 and December 31, 2015 ($ in thousands):

	June 30, 2016	December 31, 2015
Nonaccrual LHFI
Alabama	$1,379	$1,776
Florida	1,806	5,180
Mississippi	54,543	40,754
Tennessee	5,345	5,106
Texas	2,055	2,496
Total nonaccrual LHFI	65,128	55,312
Other real estate
Alabama	18,031	21,578
Florida	28,052	29,579
Mississippi	14,435	14,312
Tennessee	7,432	9,974
Texas	1,552	1,734
Total other real estate, excluding covered other real estate	69,502	77,177
Total nonperforming assets	$134,630	$132,489

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.75%	1.81%

Loans past due 90 days or more
LHFI	$3,382	$2,300

LHFS - Guaranteed GNMA serviced loans (1)	$23,473	$21,812

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2016, nonaccrual LHFI totaled $65.1 million, or 0.85% of total LHFS and LHFI, reflecting an increase of $9.8 million, or 0.14% of total LHFS and LHFI, relative to December 31, 2015.  The increase in nonaccrual LHFI was principally the result of LHFI migrating to nonaccrual status in the Mississippi, Texas and Tennessee market regions partially offset by substandard credits that were paid off or foreclosed in the Mississippi market region, returned to accrual status in the Florida market region, and charged off in the Texas market region during the first six months of 2016.  LHFI migrating to nonaccrual status in Trustmark’s Mississippi market region totaled approximately $22.1 million during the first six months of 2016.  Of this total $14.6 million, or 66.3%, represented three substandard credits, two energy-related loans and one healthcare provider.  As of June 30, 2016, nonaccrual energy-related LHFI represented 4.5% of Trustmark’s total energy-related portfolio.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual/Impaired LHFI” included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate, Excluding Covered Other Real Estate

At June 30, 2016, other real estate, excluding covered other real estate, decreased of $7.7 million, or 9.9%, when compared with December 31, 2015.  The decrease in other real estate, excluding covered other real estate, was primarily due to properties sold as well as write-downs of properties in Trustmark’s Alabama, Florida, Mississippi and Tennessee market regions partially offset by properties foreclosed in the Florida, Mississippi and Alabama market regions.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,806	$19,137	$27,907	$14,511	$8,699	$1,552
Additions	4,918	1,187	2,109	1,223	399	—
Disposals	(5,371)	(1,390)	(1,922)	(1,097)	(962)	—
Write-downs	(1,851)	(903)	(42)	(202)	(704)	—
Balance at end of period	$69,502	$18,031	$28,052	$14,435	$7,432	$1,552

	Three Months Ended June 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$90,175	$21,795	$34,746	$15,143	$10,072	$8,419
Additions	11,876	2,842	807	818	146	7,263
Disposals	(11,192)	(3,671)	(4,149)	(1,673)	(56)	(1,643)
Write-downs	(111)	883	(345)	(194)	(455)	—
Balance at end of period	$90,748	$21,849	$31,059	$14,094	$9,707	$14,039

	Six Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	8,224	1,594	2,989	2,909	732	—
Disposals	(12,908)	(4,358)	(4,204)	(2,318)	(1,846)	(182)
Write-downs	(2,991)	(783)	(312)	(468)	(1,428)	—
Balance at end of period	$69,502	$18,031	$28,052	$14,435	$7,432	$1,552

	Six Months Ended June 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	20,532	5,618	3,732	2,093	193	8,896
Disposals	(21,300)	(5,144)	(6,915)	(5,254)	(830)	(3,157)
Write-downs	(993)	179	(1,082)	(142)	52	—
Balance at end of period	$90,748	$21,849	$31,059	$14,094	$9,707	$14,039

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in ORE/Foreclosure expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, increased $2.0 million when the first six months of 2016 is compared to the same time period in 2015.  The increase in write-downs on other real estate, excluding covered other real estate, during the first six months of 2016 compared to the same time period in 2015 was primarily due to a negative provision for other real estate write-downs recorded during the first six months of 2015 in the Alabama, Tennessee and Mississippi market regions.

The provision for other real estate write-downs for the three and six months ended June 30, 2016 totaled $135 thousand and $295 thousand, respectively, compared to a negative provision for other real estate write-downs of $1.2 million and $1.5 million, respectively, for the same time periods in 2015.  The negative provision for other real estate write-downs for the second quarter of 2015 was principally due to a property that was sold that previously had an associated reserve for other real estate write-down.

Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $880 thousand of BancTrust properties foreclosed during the first six months of 2016, $309 thousand of write-downs of BancTrust other real estate and the sale of $2.6 million of BancTrust other real estate in Florida during the first six months of 2016.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $1.7 million during the first six months of 2016.

For additional information regarding other real estate, including covered other real estate, see Note 6 – Other Real Estate and Covered Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

As of June 30, 2016 and December 31, 2015, acquired loans consisted of the following ($ in thousands):

	June 30, 2016		December 31, 2015
	Noncovered	Covered	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$37,682	$334	$41,623	$1,021
Secured by 1-4 family residential properties	73,313	8,363	86,950	10,058
Secured by nonfarm, nonresidential properties	115,989	3,709	135,626	4,638
Other real estate secured	24,015	1,257	23,860	1,286
Commercial and industrial loans	49,639	121	55,075	624
Consumer loans	4,295	—	5,641	—
Other loans	20,263	55	23,936	73
Acquired loans	325,196	13,839	372,711	17,700
Less allowance for loan losses, acquired loans	12,218	262	11,259	733
Net acquired loans	$312,978	$13,577	$361,452	$16,967

During the first six months of 2016, noncovered and covered acquired loans declined $47.5 million, or 12.7%, and $3.9 million, or 21.8%, respectively, compared to balances at December 31, 2015.  The decrease in both noncovered and covered acquired loans during the first six months of 2016 was primarily the result of pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $25.0 million to $30.0 million during the third quarter of 2016.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the third quarter of 2016.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.  For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans other than loans secured by 1-4 family residential properties expired on June 30, 2016.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.  Effective July 1, 2016, all acquired covered loans excluding the acquired covered loans secured by 1-4 family residential properties (which totaled $5.5 million as of June 30, 2016) were reclassified to acquired noncovered loans.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.532 billion at June 30, 2016 compared to $9.588 billion at December 31, 2015, a decrease of $56.7 million, or 0.6%.  During the first six months of 2016, noninterest-bearing deposits decreased $77.7 million, or 2.6%, primarily due to declines in public and consumer demand deposit accounts partially offset by growth in commercial demand deposit accounts, while interest-bearing deposits increased $21.0 million, or 0.3%, primarily due to growth in public interest-bearing accounts, all categories of savings accounts, public certificates of deposit and commercial money market accounts partially offset by all other categories of interest-bearing accounts.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $966.8 million at June 30, 2016, an increase of $113.1 million, or 13.3%, when compared with $853.7 million at December 31, 2015 as a result of the increase in earning assets, principally LHFI, and the decline in deposits.  Federal funds purchased and securities sold under repurchase agreements totaled $606.3 million at June 30, 2016 compared to $441.0 million at December 31, 2015, an increase of $165.3 million, or 37.5%.  Of these amounts $164.3 million and $144.0 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $442.0 million at June 30, 2016, an increase of $145.0 million when compared with $297.0 million at December 31, 2015 as Trustmark has chosen to use this advantageous funding source.  Other short-term borrowings decreased $52.2 million, or 12.6%, during the first six months of 2016 primarily due to a $50.0 million decline in the amount of outstanding short-term FHLB advances with the FHLB of Dallas.

Long-term FHLB Advances

Long-term FHLB advances totaled $751.1 million at June 30, 2016, an increase of $250.0 million, or 49.9%, when compared with $501.2 million at December 31, 2015.  During the second quarter of 2016, Trustmark obtained a $250.0 million long-term FHLB advance from the FHLB of Dallas.  Similar to the long-term advance obtained in December 2015, the advance has a variable rate and a two-year maturity.  Trustmark chose to utilize these long-term advances as a funding source due to the advantageous rates available in comparison to other sources of funding.

Defined Benefit Plans

As disclosed in Note 9 – Defined Benefit and Other Postretirement Benefits included in Part I. Item 1. – Financial Statements of this report, Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan, the “Plan”), in which substantially all associates who began employment prior to 2007 participate.  The Plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the Plan, and vest upon three years of service.  Benefit accruals under the plan have been frozen since 2009, with the exception of certain associates covered through plans obtained in acquisitions that were subsequently merged into the Plan.  Other than the associates covered through these acquired plans that were merged into the Plan, associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participate in the Plan retain their right to receive benefits that accrued before the Plan was frozen.

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.  To satisfy commitments made by Trustmark to associates covered through acquired plans that were merged into the Plan (collectively, the “Continuing Associates”), the Board of Directors also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Spin-Off Plan”), effective as of December 31, 2016, immediately prior to the termination of the Plan.

In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation (PBGC) requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so.  Based on plan assets and PBGC rules as of June 30, 2016, Trustmark estimates that termination of the Plan would require approximately $67.0 million (after giving effect to the necessary transfer of plan assets to the Spin-Off Plan) to fully fund the Plan on a termination basis and would result in a one-time pension settlement expense of approximately $12.0 million.  Further, as a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 will be decreased from 6% to 2.5%.  Accordingly, Trustmark anticipates that its periodic benefit cost for the Plan for the remainder of 2016 will increase by approximately $1.2 million.  Trustmark expects final distributions for the Plan to be made during the second quarter of 2017.  Participants in the Plan will have a choice of receiving a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier, subject to certain exceptions.  As a result of the termination of the Plan, each participant will become fully vested in his or her accrued benefits under the Plan.

After the distribution of plan assets and termination of the Plan during the second quarter of 2017, Trustmark estimates that its projected benefit obligation and annual pension expense related to the Spin-Off Plan will be approximately $10.0 million and $900 thousand, respectively.  As a result of these actions, Trustmark estimates that annual pension expense will be reduce by approximately $3.0 million to $4.0 million.

The Board of Directors reserved the right to defer or revoke the termination of the Plan if circumstances change such that deferral or revocation would be warranted, but has no intent to do so at this time.

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

Capital Resources

At June 30, 2016, Trustmark’s total shareholders’ equity was $1.523 billion, an increase of $50.4 million, or 3.4%, from its level at December 31, 2015.  During the first six months of 2016, shareholders’ equity increased primarily as a result of net income of $48.5 million and an increase in the net unrealized gains on available for sale securities of $27.8 million, net of tax, partially offset by common stock dividends of $31.3 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 14 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2016 and December 31, 2015.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2016 and 2015 were $0.46.  Trustmark’s indicated dividend for 2016 is $0.92 per common share, which is the same as dividends per common share in 2015.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.613 billion for the first six months of 2016 and represented approximately 75.2% of average liabilities and shareholders’ equity, compared to average deposits of $9.772 billion, which represented 80.6% of average liabilities and shareholders’ equity for the first six months of 2015.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2016, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $32.8 million compared to $42.3 million at December 31, 2015.

At June 30, 2016, Trustmark had $442.0 million in upstream federal funds purchased, compared to $297.0 million at December 31, 2015.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  The increase in upstream federal funds purchased was primarily the result of the increase in earning assets and the decline in deposits as Trustmark chose to utilize this advantageous funding source.

Trustmark also maintains a relationship with the FHLB of Dallas, which provided $300.0 million of outstanding short-term advances and $750.0 million of outstanding long-term advances at June 30, 2016, compared to $350.0 million of outstanding short-term advances and $500.0 million of outstanding long-term advances at December 31, 2015.  Trustmark has chosen to utilize the long-term FHLB advances with the FHLB of Dallas as a funding source due to the advantageous rates available in comparison to other sources of funding.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.454 billion at June 30, 2016.  In addition, at June 30, 2016, Trustmark had $1.1 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.2 million at December 31, 2015.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2016, Trustmark had approximately $1.377 billion available in repurchase agreement capacity compared to $1.194 billion at December 31, 2015.  The increase in repurchase agreement capacity at June 30, 2016, was primarily due to an increase in the unencumbered investment portfolio balance resulting from a lower public deposit pledge requirement due in part to the decline in public demand deposits.

Another borrowing source is the Discount Window.  At June 30, 2016, Trustmark had approximately $975.2 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $883.7 million at December 31, 2015.

TNB has outstanding $50.0 million in aggregate principal amount of the Notes due December 15, 2016.  At June 30, 2016, the carrying amount of the Notes was $50.0 million.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2016, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2016 and 2015.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $1.1 million and $160 thousand at June 30, 2016 and December 31, 2015, respectively.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $604 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $583.5 million at June 30, 2016, with a positive valuation adjustment of $728 thousand, compared to $298.6 million, with a positive valuation adjustment of $1.4 million at December 31, 2015.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $325.0 million at June 30, 2016 compared to $264.5 million at December 31, 2015.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.9 million compared to a net positive ineffectiveness of $2.1 million for the three months ended June 30, 2016 and 2015, respectively, and a net negative ineffectiveness of $1.5 million compared to a net positive ineffectiveness of $3.4 million for the six months ended June 30, 2016 and 2015, respectively.  The net negative ineffectiveness was primarily due to the tightening in the mortgage spread during the first six months of 2016 compared the same time period in 2015.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $390.1 million related to this program, compared to $359.3 million as of December 31, 2015.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of June 30, 2016 and December 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.7 million and $2.6 million, respectively.  As of June 30, 2016, Trustmark had posted collateral of $6.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2016 and December 31, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.5 million and $14.8 million, respectively.  At June 30, 2016 Trustmark had entered into three risk participation agreement as a guarantor with an aggregate notional amount of $24.5 million compared to one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million at December 31, 2015.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2016 and December 31, 2015.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2016 and 2015.  At June 30, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2016	2015
+200 basis points	0.4%	2.0%
+100 basis points	0.3%	1.1%
-100 basis points	-6.1%	-5.4%

As shown in the table above, the interest rate shocks for the first six months of 2016 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2016 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2016 and 2015.  At June 30, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2016	2015
+200 basis points	5.3%	3.9%
+100 basis points	3.6%	3.0%
-100 basis points	-9.3%	-8.0%

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

At June 30, 2016, the MSR fair value was approximately $62.8 million, compared to $71.4 million at June 30, 2015.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2016, would be a decline in fair value of approximately $2.7 million and $1.8 million, respectively, compared to a decline in fair value of approximately $2.3 million and $2.5 million, respectively, at June 30, 2015.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2015 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2016.

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

In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit.  In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors.  In December 2011, the OSIC filed a motion to intervene in this action.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.  In December 2012, the court granted the OSIC’s motion to intervene, and the OSIC filed an Intervenor Complaint against one of the other defendant financial institutions.  In February 2013, the OSIC filed a second Intervenor Complaint that asserts claims against TNB and the remaining defendant financial institutions.  The OSIC seeks to recover: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.  The OSIC did not quantify damages.

In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification and setting a deadline for the parties to complete briefing on class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s claims.  The court denied the motions by TNB and the other financial institution defendants to dismiss the OSIC’s constructive fraudulent transfer claims.

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  Trustmark is evaluating this order and its options with respect to this litigation.

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

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business.  All Stanford-related lawsuits are in pre-trial stages.

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

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2016 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2016 to April 30, 2016	33,622	$22.31	33,622	$99,250
May 1, 2016 to May 31, 2016	—	—	—	99,250
June 1, 2016 to June 30, 2016	—	—	—	99,250
Total	33,622	$22.31	33,622
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

3-a	Restated Articles of Incorporation of Trustmark, as restated April 28, 2016. Incorporated herein by reference to Exhibit 3.1 to Trustmark’s Form 8-K Current Report filed on May 2, 2016.

3-b	Bylaws of Trustmark, as amended and restated April 28, 2016. Incorporated herein by reference to Exhibit 3.2 to Trustmark’s Form 8-K Current Report filed on May 2, 2016.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 5, 2016	DATE:	August 5, 2016