Form 10-Q
period 2016-09-30
TRUSTMARK CORP
filed 2016-11-04
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, there were 67,627,272 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Cash and due from banks (noninterest-bearing)	$383,945	$277,751
Federal funds sold and securities purchased under reverse repurchase agreements	500	250
Securities available for sale (at fair value)	2,410,947	2,345,422
Securities held to maturity (fair value: $1,173,101-2016; $1,195,367-2015)	1,143,234	1,187,818
Loans held for sale (LHFS)	242,097	160,189
Loans held for investment (LHFI)	7,499,204	7,091,385
Less allowance for loan losses, LHFI	70,871	67,619
Net LHFI	7,428,333	7,023,766
Acquired loans:
Noncovered loans	291,825	372,711
Covered loans	3,912	17,700
Less allowance for loan losses, acquired loans	11,380	11,992
Net acquired loans	284,357	378,419
Net LHFI and acquired loans	7,712,690	7,402,185
Premises and equipment, net	190,930	195,656
Mortgage servicing rights	65,514	74,007
Goodwill	366,156	366,156
Identifiable intangible assets	22,366	27,546
Other real estate, excluding covered other real estate	64,993	77,177
Covered other real estate	—	1,651
FDIC indemnification asset	—	738
Other assets	558,166	562,350
Total Assets	$13,161,538	$12,678,896

Liabilities
Deposits:
Noninterest-bearing	$3,111,603	$2,998,694
Interest-bearing	6,574,098	6,589,536
Total deposits	9,685,701	9,588,230
Federal funds purchased and securities sold under repurchase agreements	514,918	441,042
Short-term borrowings	412,792	412,617
Long-term FHLB advances	751,075	501,155
Subordinated notes	49,993	49,969
Junior subordinated debt securities	61,856	61,856
Other liabilities	150,442	150,970
Total Liabilities	11,626,777	11,205,839

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,626,939 shares - 2016; 67,559,128 shares - 2015	14,090	14,076
Capital surplus	365,553	361,467
Retained earnings	1,172,193	1,142,908
Accumulated other comprehensive loss, net of tax	(17,075)	(45,394)
Total Shareholders' Equity	1,534,761	1,473,057
Total Liabilities and Shareholders' Equity	$13,161,538	$12,678,896

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on LHFS & LHFI	$76,524	$69,458	$222,555	$203,836
Interest and fees on acquired loans	6,781	11,607	21,854	39,242
Interest on securities:
Taxable	19,351	20,264	58,839	59,581
Tax exempt	902	1,046	2,804	3,306
Interest on federal funds sold and securities purchased under reverse repurchase agreements	5	2	10	4
Other interest income	223	392	653	1,177
Total Interest Income	103,786	102,769	306,715	307,146
Interest Expense
Interest on deposits	3,208	3,147	9,368	9,598
Interest on federal funds purchased and securities sold under repurchase agreements	411	205	1,246	527
Other interest expense	2,603	1,811	7,420	5,074
Total Interest Expense	6,222	5,163	18,034	15,199
Net Interest Income	97,564	97,606	288,681	291,947
Provision for loan losses, LHFI	4,284	2,514	9,123	5,332
Provision for loan losses, acquired loans	691	1,256	2,607	2,428
Net Interest Income After Provision for Loan Losses	92,589	93,836	276,951	284,187
Noninterest Income
Service charges on deposit accounts	11,677	12,400	33,809	35,405
Bank card and other fees	6,756	6,964	21,110	21,142
Mortgage banking, net	7,364	7,443	22,784	25,889
Insurance commissions	10,074	9,906	28,305	27,923
Wealth management	7,571	7,790	22,987	23,538
Other, net	1,274	1,470	3,534	(18)
Security losses, net	—	—	(310)	—
Total Noninterest Income	44,716	45,973	132,219	133,879
Noninterest Expense
Salaries and employee benefits	57,250	58,270	181,469	172,832
Services and fees	14,947	14,691	43,944	43,817
Net occupancy - premises	6,440	6,580	18,556	19,014
Equipment expense	6,063	5,877	18,053	17,754
Other real estate expense	(1,313)	3,385	61	5,421
FDIC assessment expense	2,911	2,559	8,681	8,114
Other expense	11,610	12,198	36,267	36,090
Total Noninterest Expense	97,908	103,560	307,031	303,042
Income Before Income Taxes	39,397	36,249	102,139	115,024
Income taxes	8,415	7,819	22,651	26,844
Net Income	$30,982	$28,430	$79,488	$88,180

Earnings Per Share
Basic	$0.46	$0.42	$1.18	$1.31
Diluted	$0.46	$0.42	$1.17	$1.30

Dividends Per Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income per consolidated statements of income	$30,982	$28,430	$79,488	$88,180
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities and transferred securities:
Unrealized holding (losses) gains arising during the period	(7,816)	11,035	19,796	8,470
Less: adjustment for net losses realized in net income	—	—	191	—
Change in net unrealized holding loss on securities transferred to held to maturity	1,653	1,036	5,171	2,931
Pension and other postretirement benefit plans:
Net change in prior service costs	39	39	116	116
Recognized net loss due to lump sum settlement	286	373	1,935	926
Change in net actuarial loss	573	751	1,658	2,256
Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	257	(751)	(840)	(1,185)
Less: adjustment for loss realized in net income	97	130	292	390
Other comprehensive (loss) income, net of tax	(4,911)	12,613	28,319	13,904
Comprehensive income	$26,071	$41,043	$107,807	$102,084

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2016	2015
Balance, January 1,	$1,473,057	$1,419,940
Net income per consolidated statements of income	79,488	88,180
Other comprehensive income, net of tax	28,319	13,904
Common stock dividends paid	(46,983)	(46,952)
Common stock issued-net, long-term incentive plan	(992)	(842)
Repurchase and retirement of common stock	(750)	—
Excess tax expense from stock-based compensation arrangements	(119)	(212)
Compensation expense, long-term incentive plan	2,741	2,738
Balance, September 30,	$1,534,761	$1,476,756

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income per consolidated statements of income	$79,488	$88,180
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	11,730	7,760
Depreciation and amortization	27,183	27,995
Net amortization of securities	6,833	6,411
Securities losses, net	310	—
Gains on sales of loans, net	(14,477)	(13,301)
Deferred income tax provision	12,900	11,600
Proceeds from sales of loans held for sale	1,030,784	943,804
Purchases and originations of loans held for sale	(1,096,979)	(985,935)
Originations of mortgage servicing rights	(12,392)	(13,321)
Increase in bank-owned life insurance	(3,653)	(3,598)
Net (increase) decrease in other assets	(20,833)	18,480
Net increase (decrease) in other liabilities	5,405	(1,151)
Other operating activities, net	14,617	6,325
Net cash provided by operating activities	40,916	93,249

Investing Activities
Proceeds from calls and maturities of securities held to maturity	221,002	95,467
Proceeds from calls and maturities of securities available for sale	344,160	345,156
Proceeds from sales of securities available for sale	24,693	—
Purchases of securities held to maturity	(168,665)	(68,715)
Purchases of securities available for sale	(408,532)	(375,866)
Net proceeds from bank-owned life insurance	604	655
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(250)	1,885
Net increase in member bank stock	(2,153)	(12,585)
Net increase in loans	(343,707)	(247,772)
Purchases of premises and equipment	(6,929)	(9,934)
Proceeds from sales of premises and equipment	435	2,896
Proceeds from sales of other real estate	37,378	33,809
Purchases of software	(5,072)	(6,576)
Investments in tax credit and other partnerships	(46)	(315)
Purchase of insurance book of business	—	(2,787)
Net cash used in investing activities	(307,082)	(244,682)

Financing Activities
Net increase (decrease) in deposits	97,471	(285,954)
Net increase in federal funds purchased and securities sold under repurchase agreements	73,876	90,661
Net (decrease) increase in short-term borrowings	(1,057)	298,888
Payments on long-term FHLB advances	(78)	(77)
Proceeds from long-term FHLB advances	250,000	—
Common stock dividends	(46,983)	(46,952)
Common stock issued-net, long-term incentive plan	—	(842)
Repurchase and retirement of common stock	(750)	—
Excess tax expense from stock-based compensation arrangements	(119)	(212)
Net cash provided by financing activities	372,360	55,512

Increase (Decrease) in cash and cash equivalents	106,194	(95,921)
Cash and cash equivalents at beginning of period	277,751	315,973
Cash and cash equivalents at end of period	$383,945	$220,052

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2016 and December 31, 2015 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$58,259	$482	$(507)	$58,234	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	257	26	—	283	3,636	337	—	3,973
Obligations of states and political subdivisions	121,485	3,167	(11)	124,641	52,937	2,615	(4)	55,548
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	36,130	712	(54)	36,788	16,183	666	—	16,849
Issued by FNMA and FHLMC	554,916	7,239	(166)	561,989	39,989	810	—	40,799
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,353,984	21,507	(1,092)	1,374,399	831,662	18,690	(60)	850,292
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	247,689	6,945	(21)	254,613	198,827	6,921	(108)	205,640
Total	$2,372,720	$40,078	$(1,851)	$2,410,947	$1,143,234	$30,039	$(172)	$1,173,101

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,314	$555	$(734)	$68,135	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	258	23	—	281	101,782	3,282	—	105,064
Obligations of states and political subdivisions	134,719	3,922	(32)	138,609	55,892	2,918	—	58,810
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,602	399	(189)	25,812	17,363	342	(49)	17,656
Issued by FNMA and FHLMC	222,899	2,956	(313)	225,542	10,368	311	—	10,679
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,584,338	9,541	(11,019)	1,582,860	820,012	4,951	(4,742)	820,221
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	278,429	2,689	(1,892)	279,226	182,401	1,700	(1,164)	182,937
Asset-backed securities and structured financial products	25,003	79	(125)	24,957	—	—	—	—
Total	$2,339,562	$20,164	$(14,304)	$2,345,422	$1,187,818	$13,504	$(5,955)	$1,195,367

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $25.7 million ($15.8 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at September 30, 2016 and December 31, 2015 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$10,548	$(86)	$30,728	$(421)	$41,276	$(507)
Obligations of states and political subdivisions	7,495	(13)	969	(2)	8,464	(15)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,072	(50)	249	(4)	9,321	(54)
Issued by FNMA and FHLMC	100,191	(166)	—	—	100,191	(166)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	72,256	(154)	98,118	(998)	170,374	(1,152)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	10,512	(21)	5,815	(108)	16,327	(129)
Total	$210,074	$(490)	$135,879	$(1,533)	$345,953	$(2,023)

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$18,924	$(81)	$30,591	$(653)	$49,515	$(734)
Obligations of states and political subdivisions	4,289	(12)	2,842	(20)	7,131	(32)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	20,300	(222)	1,863	(16)	22,163	(238)
Issued by FNMA and FHLMC	82,177	(313)	—	—	82,177	(313)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,135,533	(8,832)	238,152	(6,929)	1,373,685	(15,761)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	238,668	(2,902)	11,090	(154)	249,758	(3,056)
Asset-backed securities and structured financial products	6,778	(125)	—	—	6,778	(125)
Total	$1,506,669	$(12,487)	$284,538	$(7,772)	$1,791,207	$(20,259)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2016.  There were no other-than-temporary impairments for the three and nine months ended September 30, 2016 and 2015.

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

Securities Pledged

Securities with a carrying value of $1.826 billion and $2.157 billion at September 30, 2016 and December 31, 2015, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both September 30, 2016 and December 31, 2015, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2016, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$32,173	$32,377	$5,845	$5,845
Due after one year through five years	99,840	103,180	27,025	28,099
Due after five years through ten years	8,263	8,332	23,703	25,577
Due after ten years	39,725	39,269	—	—
	180,001	183,158	56,573	59,521
Mortgage-backed securities	2,192,719	2,227,789	1,086,661	1,113,580
Total	$2,372,720	$2,410,947	$1,143,234	$1,173,101

Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At September 30, 2016 and December 31, 2015, LHFI consisted of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Loans secured by real estate:
Construction, land development and other land	$766,685	$824,723
Secured by 1-4 family residential properties	1,592,453	1,649,501
Secured by nonfarm, nonresidential properties	1,916,153	1,736,476
Other real estate secured	317,680	211,228
Commercial and industrial loans	1,421,382	1,343,211
Consumer loans	170,073	169,135
State and other political subdivision loans	875,973	734,615
Other loans	438,805	422,496
LHFI	7,499,204	7,091,385
Less allowance for loan losses, LHFI	70,871	67,619
Net LHFI	$7,428,333	$7,023,766

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2016, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual/Impaired LHFI

At September 30, 2016 and December 31, 2015, the carrying amounts of nonaccrual LHFI were $54.4 million and $55.3 million, respectively.  Included in these amounts were $3.7 million and $7.4 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2016 and 2015.

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

At September 30, 2016 and December 31, 2015, specifically evaluated impaired LHFI totaled $28.6 million and $26.5 million, respectively.  Trustmark’s specifically evaluated impaired LHFI are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $5.0 million and $9.7 million for the first nine months of 2016 and 2015, respectively.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.  At September 30, 2016 and December 31, 2015, reserves related to specifically evaluated impaired LHFI totaled $4.5 million and $7.0 million, respectively.  Provision recapture on specifically evaluated impaired LHFI totaled $2.0 million for the first nine months of 2016 compared to provision expense of $4.5 million for the first nine months of 2015.

At September 30, 2016 and December 31, 2015, impaired LHFI, excluding the specifically evaluated impaired LHFI, totaled $25.8 million and $28.8 million, respectively.  In addition, these impaired LHFI had allocated allowance for loan losses of $2.3 million and $2.0 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended September 30, 2016 and 2015.

The following tables detail LHFI individually and collectively evaluated for impairment at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$4,724	$761,961	$766,685
Secured by 1-4 family residential properties	20,107	1,572,346	1,592,453
Secured by nonfarm, nonresidential properties	10,313	1,905,840	1,916,153
Other real estate secured	1,731	315,949	317,680
Commercial and industrial loans	16,525	1,404,857	1,421,382
Consumer loans	189	169,884	170,073
State and other political subdivision loans	—	875,973	875,973
Other loans	821	437,984	438,805
Total	$54,410	$7,444,794	$7,499,204

	December 31, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$6,123	$818,600	$824,723
Secured by 1-4 family residential properties	23,079	1,626,422	1,649,501
Secured by nonfarm, nonresidential properties	17,800	1,718,676	1,736,476
Other real estate secured	145	211,083	211,228
Commercial and industrial loans	7,622	1,335,589	1,343,211
Consumer loans	31	169,104	169,135
State and other political subdivision loans	—	734,615	734,615
Other loans	512	421,984	422,496
Total	$55,312	$7,036,073	$7,091,385

At September 30, 2016 and December 31, 2015, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	September 30, 2016
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$8,186	$3,113	$1,611	$4,724	$453	$5,424
Secured by 1-4 family residential properties	25,160	495	19,612	20,107	1,514	21,593
Secured by nonfarm, nonresidential properties	11,633	1,312	9,001	10,313	2,316	14,058
Other real estate secured	1,782	1,000	731	1,731	90	938
Commercial and industrial loans	18,203	12,055	4,470	16,525	2,305	12,073
Consumer loans	193	—	189	189	2	111
State and other political subdivision loans	—	—	—	—	—	—
Other loans	966	—	821	821	154	667
Total	$66,123	$17,975	$36,435	$54,410	$6,834	$54,864

	December 31, 2015
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$11,113	$3,395	$2,728	$6,123	$909	$9,995
Secured by 1-4 family residential properties	27,678	283	22,796	23,079	1,230	24,350
Secured by nonfarm, nonresidential properties	20,387	8,037	9,763	17,800	3,402	21,758
Other real estate secured	160	—	145	145	15	732
Commercial and industrial loans	9,880	1,137	6,485	7,622	3,304	9,863
Consumer loans	34	—	31	31	—	59
State and other political subdivision loans	—	—	—	—	—	—
Other loans	642	—	512	512	128	570
Total	$69,894	$12,852	$42,460	$55,312	$8,988	$67,327

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At September 30, 2016 and December 31, 2015, Trustmark held $880 thousand and $1.0 million, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  There were no consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at September 30, 2016 compared to $83 thousand at December 31, 2015.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At September 30, 2016 and 2015, LHFI classified as TDRs totaled $3.7 million and $11.2 million, respectively, and were comprised of credits with interest-only payments for an extended period of time which totaled $1.6 million and $7.5 million, respectively.  The remaining TDRs at September 30, 2016 and 2015 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $31 thousand and $1.2 million at September 30, 2016 and 2015, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs for the nine months ended September 30, 2016 were $ 1.0 million compared to $806 thousand for the nine months ended September 30, 2015.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2016			2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	—	$—	$—	2	$35	$35

	Nine Months Ended September 30,
	2016			2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$14	$14	—	$—	$—
Loans secured by 1-4 family residential properties	8	740	740	10	495	495
Loans secured by nonfarm, nonresidential properties	—	—	—	4	3,512	3,512
Consumer loans	1	2	2	—	—	—
Total	10	$756	$756	14	$4,007	$4,007

	Nine Months Ended September 30,
	2016		2015
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	1	$101	4	$243

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

The following tables detail LHFI classified as TDRs by loan type at September 30, 2016 and 2015 ($ in thousands):

	September 30, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$556	$556
Secured by 1-4 family residential properties	—	2,545	2,545
Secured by nonfarm, nonresidential properties	—	179	179
Commercial and industrial loans	—	387	387
Consumer loans	—	2	2
Total TDRs	$—	$3,669	$3,669

	September 30, 2015
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$1,006	$1,006
Secured by 1-4 family residential properties	1,385	2,921	4,306
Secured by nonfarm, nonresidential properties	819	4,503	5,322
Other real estate secured	—	62	62
Commercial and industrial loans	—	477	477
Total TDRs	$2,204	$8,969	$11,173

Credit Quality Indicators

Trustmark’s loan portfolio credit quality indicators focus on six key quality ratios that are compared against bank tolerances.  The loan indicators are total classified outstanding, total criticized outstanding, nonperforming loans, nonperforming assets, delinquencies and net loan losses.  Due to the homogenous nature of consumer loans, Trustmark does not assign a formal internal risk rating to each credit and therefore the criticized and classified measures are primarily composed of commercial loans.

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

Each commercial loan is assigned a credit risk grade that is an indication for the likelihood of default and is not a direct indication of loss at default.  The loss at default aspect of the subject risk ratings is neither uniform across the nine primary commercial loan groups or constant between the geographic areas.  To account for the variance in the loss at default aspects of the risk rating system, the loss expectations for each risk rating are integrated into the allowance for loan loss methodology where the calculated loss at default is allotted for each individual risk rating with respect to the individual loan group and unique geographic area.  The loss at default aspect of the reserve methodology is calculated each quarter as a component of the overall reserve factor for each risk grade by loan group and geographic area.

To enhance this process, loans of a certain size that are rated in one of the criticized categories are routinely reviewed to establish an expectation of loss, if any, and if such examination indicates that the level of reserve is not adequate to cover the expectation of loss, a special reserve or impairment is generally applied.

The distribution of the losses is accomplished by means of a loss distribution model that assigns a loss factor to each risk rating (1 to 9) in each commercial loan pool.  A factor is not applied to risk rate 10 as loans classified as Losses are charged off within the period that the loss is determined and are not carried on Trustmark’s books over quarter-end.

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$687,123	$8,494	$9,410	$469	$705,496
Secured by 1-4 family residential properties	124,472	467	6,262	361	131,562
Secured by nonfarm, nonresidential properties	1,870,036	3,196	41,668	494	1,915,394
Other real estate secured	314,858	—	1,957	—	316,815
Commercial and industrial loans	1,304,137	9,094	107,405	746	1,421,382
Consumer loans	—	—	—	—	—
State and other political subdivision loans	858,168	6,450	11,355	—	875,973
Other loans	429,403	340	2,232	642	432,617
Total	$5,588,197	$28,041	$180,289	$2,712	$5,799,239

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,546	$176	$—	$467	$61,189	$766,685
Secured by 1-4 family residential properties	1,435,347	8,173	717	16,654	1,460,891	1,592,453
Secured by nonfarm, nonresidential properties	759	—	—	—	759	1,916,153
Other real estate secured	865	—	—	—	865	317,680
Commercial and industrial loans	—	—	—	—	—	1,421,382
Consumer loans	167,817	1,845	218	193	170,073	170,073
State and other political subdivision loans	—	—	—	—	—	875,973
Other loans	6,188	—	—	—	6,188	438,805
Total	$1,671,522	$10,194	$935	$17,314	$1,699,965	$7,499,204

	December 31, 2015
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$746,227	$—	$15,637	$529	$762,393
Secured by 1-4 family residential properties	125,268	345	7,525	190	133,328
Secured by nonfarm, nonresidential properties	1,680,846	2,031	52,485	361	1,735,723
Other real estate secured	205,097	—	4,768	—	209,865
Commercial and industrial loans	1,295,760	9,473	37,284	694	1,343,211
Consumer loans	—	—	—	—	—
State and other political subdivision loans	713,616	12,478	8,521	—	734,615
Other loans	414,089	183	2,663	375	417,310
Total	$5,180,903	$24,510	$128,883	$2,149	$5,336,445

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,158	$146	$—	$26	$62,330	$824,723
Secured by 1-4 family residential properties	1,485,914	7,565	2,058	20,636	1,516,173	1,649,501
Secured by nonfarm, nonresidential properties	753	—	—	—	753	1,736,476
Other real estate secured	1,363	—	—	—	1,363	211,228
Commercial and industrial loans	—	—	—	—	—	1,343,211
Consumer loans	166,681	2,182	242	30	169,135	169,135
State and other political subdivision loans	—	—	—	—	—	734,615
Other loans	5,186	—	—	—	5,186	422,496
Total	$1,722,055	$9,893	$2,300	$20,692	$1,754,940	$7,091,385

Past Due LHFI

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,136	$78	$—	$1,214	$4,724	$760,747	$766,685
Secured by 1-4 family residential properties	6,801	1,803	717	9,321	20,107	1,563,025	1,592,453
Secured by nonfarm, nonresidential properties	576	—	18	594	10,313	1,905,246	1,916,153
Other real estate secured	144	—	—	144	1,731	315,805	317,680
Commercial and industrial loans	868	180	—	1,048	16,525	1,403,809	1,421,382
Consumer loans	1,465	380	218	2,063	189	167,821	170,073
State and other political subdivision loans	—	—	—	—	—	875,973	875,973
Other loans	147	2	—	149	821	437,835	438,805
Total	$11,137	$2,443	$953	$14,533	$54,410	$7,430,261	$7,499,204

(1)	Past due 90 days or more but still accruing interest.

	December 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$214	$—	$—	$214	$6,123	$818,386	$824,723
Secured by 1-4 family residential properties	6,203	1,800	2,058	10,061	23,079	1,616,361	1,649,501
Secured by nonfarm, nonresidential properties	437	88	—	525	17,800	1,718,151	1,736,476
Other real estate secured	—	—	—	—	145	211,083	211,228
Commercial and industrial loans	921	45	—	966	7,622	1,334,623	1,343,211
Consumer loans	1,835	347	242	2,424	31	166,680	169,135
State and other political subdivision loans	65	—	—	65	—	734,550	734,615
Other loans	68	—	—	68	512	421,916	422,496
Total	$9,743	$2,280	$2,300	$14,323	$55,312	$7,021,750	$7,091,385

(1)	Past due 90 days or more but still accruing interest.

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $25.6 million and $21.8 million at September 30, 2016 and December 31, 2015, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2016.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$71,796	$71,166	$67,619	$69,616
Loans charged-off	(8,279)	(11,406)	(14,893)	(18,688)
Recoveries	3,070	3,333	9,022	9,347
Net charge-offs	(5,209)	(8,073)	(5,871)	(9,341)
Provision for loan losses, LHFI	4,284	2,514	9,123	5,332
Balance at end of period	$70,871	$65,607	$70,871	$65,607

The following tables detail the balance in the allowance for loan losses, LHFI by loan type at September 30, 2016 and 2015 ($ in thousands):

	2016
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$11,587	$(212)	$1,006	$(3,183)	$9,198
Secured by 1-4 family residential properties	10,678	(1,129)	680	172	10,401
Secured by nonfarm, nonresidential properties	21,563	(1,662)	823	1,479	22,203
Other real estate secured	2,467	—	5	(213)	2,259
Commercial and industrial loans	15,815	(6,408)	519	10,982	20,908
Consumer loans	2,879	(1,398)	3,397	(1,851)	3,027
State and other political subdivision loans	809	—	—	68	877
Other loans	1,821	(4,084)	2,592	1,669	1,998
Total allowance for loan losses, LHFI	$67,619	$(14,893)	$9,022	$9,123	$70,871

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$453	$8,745	$9,198
Secured by 1-4 family residential properties	1,514	8,887	10,401
Secured by nonfarm, nonresidential properties	2,316	19,887	22,203
Other real estate secured	90	2,169	2,259
Commercial and industrial loans	2,305	18,603	20,908
Consumer loans	2	3,025	3,027
State and other political subdivision loans	—	877	877
Other loans	154	1,844	1,998
Total allowance for loan losses, LHFI	$6,834	$64,037	$70,871

	2015
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land loans	$13,073	$(2,236)	$1,274	$395	$12,506
Secured by 1-4 family residential properties	9,677	(2,013)	781	1,529	9,974
Secured by nonfarm, nonresidential properties	18,523	(1,282)	397	(1,517)	16,121
Other real estate secured	2,141	(24)	6	(382)	1,741
Commercial and industrial loans	19,917	(7,243)	1,553	5,109	19,336
Consumer loans	2,149	(1,543)	2,639	(1,166)	2,079
State and other political subdivision loans	1,314	—	—	(624)	690
Other loans	2,822	(4,347)	2,697	1,988	3,160
Total allowance for loan losses, LHFI	$69,616	$(18,688)	$9,347	$5,332	$65,607

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$2,054	$10,452	$12,506
Secured by 1-4 family residential properties	267	9,707	9,974
Secured by nonfarm, nonresidential properties	2,602	13,519	16,121
Other real estate secured	28	1,713	1,741
Commercial and industrial loans	2,956	16,380	19,336
Consumer loans	—	2,079	2,079
State and other political subdivision loans	—	690	690
Other loans	200	2,960	3,160
Total allowance for loan losses, LHFI	$8,107	$57,500	$65,607

Note 4 – Acquired Loans

At September 30, 2016 and December 31, 2015, acquired loans consisted of the following ($ in thousands):

	September 30, 2016		December 31, 2015
	Noncovered	Covered (1)	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$25,040	$—	$41,623	$1,021
Secured by 1-4 family residential properties	72,689	3,912	86,950	10,058
Secured by nonfarm, nonresidential properties	110,606	—	135,626	4,638
Other real estate secured	20,903	—	23,860	1,286
Commercial and industrial loans	39,519	—	55,075	624
Consumer loans	3,878	—	5,641	—
Other loans	19,190	—	23,936	73
Acquired loans	291,825	3,912	372,711	17,700
Less allowance for loan losses, acquired loans	11,330	50	11,259	733
Net acquired loans	$280,495	$3,862	$361,452	$16,967

(1)

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans other than loans secured by 1-4 family residential properties expired on June 30, 2016. Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021. Effective July 1, 2016, all acquired covered loans excluding the acquired covered loans secured by 1-4 family residential properties were reclassified to acquired noncovered loans.

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired Impaired	Acquired Not ASC 310-30 (1)	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2015	$434,151	$81,091	$20,504	$1,604
Accretion to interest income	28,193	479	2,308	—
Payments received, net	(164,671)	(15,484)	(8,592)	(33)
Other (2)	(1,589)	—	391	—
Less change in allowance for loan losses, acquired loans	(718)	—	785	—
Carrying value, net at December 31, 2015	295,366	66,086	15,396	1,571
Transfers (3)	9,157	446	(9,157)	(446)
Accretion to interest income	13,498	40	853	—
Payments received, net	(75,875)	(28,861)	(4,203)	(421)
Other (2)	709	—	(414)	—
Less change in allowance for loan losses, acquired loans	(523)	452	1,137	(454)
Carrying value, net at September 30, 2016	$242,332	$38,163	$3,612	$250

(1)

"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(3)	Covered acquired loans transferred to noncovered acquired loans as a result of expiration of the related indemnification agreement with the FDIC on June 30, 2016.

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

	Nine Months Ended September 30,
	2016	2015
Accretable yield at beginning of period	$(52,672)	$(77,149)
Accretion to interest income	14,351	24,907
Disposals	4,306	8,194
Reclassification from nonaccretable difference (1)	(7,046)	(12,215)
Accretable yield at end of period	$(41,061)	$(56,263)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Noncovered	Covered	Total	Noncovered	Covered	Total
Balance at beginning of period	$12,218	$262	$12,480	$11,259	$733	$11,992
Transfers (1)	215	(215)	—	215	(215)	—
Provision for loan losses, acquired loans	686	5	691	2,969	(362)	2,607
Loans charged-off	(2,590)	—	(2,590)	(4,959)	(82)	(5,041)
Recoveries	801	(2)	799	1,846	(24)	1,822
Net charge-offs	(1,789)	(2)	(1,791)	(3,113)	(106)	(3,219)
Balance at end of period	$11,330	$50	$11,380	$11,330	$50	$11,380

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Noncovered	Covered	Total	Noncovered	Covered	Total
Balance at beginning of period	$11,927	$702	$12,629	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	1,221	35	1,256	2,797	(369)	2,428
Loans charged-off	(2,456)	(110)	(2,566)	(5,024)	(560)	(5,584)
Recoveries	725	141	866	3,103	179	3,282
Net (charge-offs) recoveries	(1,731)	31	(1,700)	(1,921)	(381)	(2,302)
Balance at end of period	$11,417	$768	$12,185	$11,417	$768	$12,185

(1)

The allowance for loan losses on covered acquired loans other than loans secured by 1-4 family residential properties transferred to the allowance for loan losses on noncovered acquired loans as a result of expiration of the related indemnification agreement with the FDIC on June 30, 2016.

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$14,624	$117	$7,900	$322	$22,963
Secured by 1-4 family residential properties	17,629	56	4,249	310	22,244
Secured by nonfarm, nonresidential properties	88,799	1,071	20,167	516	110,553
Other real estate secured	16,313	—	3,482	673	20,468
Commercial and industrial loans	23,860	23	14,230	1,406	39,519
Consumer loans	—	—	—	—	—
Other loans	13,361	—	5,665	162	19,188
Total noncovered loans	174,586	1,267	55,693	3,389	234,935

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	—	—	—	—	—
Secured by 1-4 family residential properties	185	12	60	—	257
Secured by nonfarm, nonresidential properties	—	—	—	—	—
Other real estate secured	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total covered loans	185	12	60	—	257
Total acquired loans	$174,771	$1,279	$55,753	$3,389	$235,192

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,066	$3	$8	$—	$2,077	$25,040
Secured by 1-4 family residential properties	47,666	1,783	902	94	50,445	72,689
Secured by nonfarm, nonresidential properties	53	—	—	—	53	110,606
Other real estate secured	435	—	—	—	435	20,903
Commercial and industrial loans	—	—	—	—	—	39,519
Consumer loans	3,825	48	5	—	3,878	3,878
Other loans	2	—	—	—	2	19,190
Total noncovered loans	54,047	1,834	915	94	56,890	291,825

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	—	—	—	—	—	—
Secured by 1-4 family residential properties	3,311	136	208	—	3,655	3,912
Secured by nonfarm, nonresidential properties	—	—	—	—	—	—
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total covered loans	3,311	136	208	—	3,655	3,912
Total acquired loans	$57,358	$1,970	$1,123	$94	$60,545	$295,737

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Commercial Loans
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$15,839	$253	$19,252	$3,874	$39,218
Secured by 1-4 family residential properties	22,272	27	5,033	331	27,663
Secured by nonfarm, nonresidential properties	106,924	2,301	25,690	711	135,626
Other real estate secured	19,346	—	3,777	731	23,854
Commercial and industrial loans	36,670	844	15,526	2,035	55,075
Consumer loans	—	—	—	—	—
Other loans	17,150	—	6,624	162	23,936
Total noncovered loans	218,201	3,425	75,902	7,844	305,372

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	235	—	588	119	942
Secured by 1-4 family residential properties	869	107	534	—	1,510
Secured by nonfarm, nonresidential properties	4,060	35	472	—	4,567
Other real estate secured	730	—	111	—	841
Commercial and industrial loans	560	22	42	—	624
Other loans	70	—	—	—	70
Total covered loans	6,524	164	1,747	119	8,554
Total acquired loans	$224,725	$3,589	$77,649	$7,963	$313,926

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (2)	Subtotal	Total Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,353	$24	$28	$—	$2,405	$41,623
Secured by 1-4 family residential properties	56,371	1,841	930	145	59,287	86,950
Secured by nonfarm, nonresidential properties	—	—	—	—	—	135,626
Other real estate secured	6	—	—	—	6	23,860
Commercial and industrial loans	—	—	—	—	—	55,075
Consumer loans	5,498	142	1	—	5,641	5,641
Other loans	—	—	—	—	—	23,936
Total noncovered loans	64,228	2,007	959	145	67,339	372,711

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	70	9	—	—	79	1,021
Secured by 1-4 family residential properties	7,472	314	762	—	8,548	10,058
Secured by nonfarm, nonresidential properties	71	—	—	—	71	4,638
Other real estate secured	445	—	—	—	445	1,286
Commercial and industrial loans	—	—	—	—	—	624
Other loans	3	—	—	—	3	73
Total covered loans	8,061	323	762	—	9,146	17,700
Total acquired loans	$72,289	$2,330	$1,721	$145	$76,485	$390,411

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At September 30, 2016 and December 31, 2015, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At September 30, 2016, approximately $653 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.0 million of acquired loans at December 31, 2015.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by loan type at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$203	$12	$889	$1,104	$—	$23,936	$25,040
Secured by 1-4 family residential properties	1,679	333	934	2,946	112	69,631	72,689
Secured by nonfarm, nonresidential properties	225	32	857	1,114	338	109,154	110,606
Other real estate secured	112	—	1,458	1,570	—	19,333	20,903
Commercial and industrial loans	832	33	1	866	203	38,450	39,519
Consumer loans	48	—	5	53	—	3,825	3,878
Other loans	—	—	—	—	—	19,190	19,190
Total noncovered loans	3,099	410	4,144	7,653	653	283,519	291,825

Covered loans:
Loans secured by real estate:
Construction, land development and other land	—	—	—	—	—	—	—
Secured by 1-4 family residential properties	55	81	208	344	—	3,568	3,912
Secured by nonfarm, nonresidential properties	—	—	—	—	—	—	—
Other real estate secured	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—
Total covered loans	55	81	208	344	—	3,568	3,912
Total acquired loans	$3,154	$491	$4,352	$7,997	$653	$287,087	$295,737

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$24	$114	$13,021	$13,159	$—	$28,464	$41,623
Secured by 1-4 family residential properties	1,544	636	1,220	3,400	387	83,163	86,950
Secured by nonfarm, nonresidential properties	192	195	5,913	6,300	144	129,182	135,626
Other real estate secured	9	—	737	746	—	23,114	23,860
Commercial and industrial loans	82	4	184	270	429	54,376	55,075
Consumer loans	119	23	1	143	—	5,498	5,641
Other loans	85	16	—	101	—	23,835	23,936
Total noncovered loans	2,055	988	21,076	24,119	960	347,632	372,711

Covered loans:
Loans secured by real estate:
Construction, land development and other land	9	—	119	128	—	893	1,021
Secured by 1-4 family residential properties	428	132	978	1,538	—	8,520	10,058
Secured by nonfarm, nonresidential properties	167	478	—	645	—	3,993	4,638
Other real estate secured	—	—	—	—	—	1,286	1,286
Commercial and industrial loans	—	—	—	—	51	573	624
Other loans	—	—	—	—	—	73	73
Total covered loans	604	610	1,097	2,311	51	15,338	17,700
Total acquired loans	$2,659	$1,598	$22,173	$26,430	$1,011	$362,970	$390,411

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$74,007	$64,358
Origination of servicing assets	12,392	13,320
Change in fair value:
Due to market changes	(13,518)	(433)
Due to run-off	(7,367)	(7,436)
Balance at end of period	$65,514	$69,809

During the first nine months of 2016 and 2015, Trustmark sold $1.016 billion and $930.5 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $14.5 million for the first nine months of 2016 compared to $13.3 million for the first nine months of 2015.  The table below details the mortgage loans sold and serviced for others at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016	December 31, 2015
Federal National Mortgage Association	$3,933,746	$3,750,685
Government National Mortgage Association	2,238,400	2,111,797
Federal Home Loan Mortgage Corporation	58,236	67,817
Other	34,214	41,013
Total mortgage loans sold and serviced for others	$6,264,596	$5,971,312

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Effective January 1, 2013, Trustmark was required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses incurred by Trustmark during the first nine months of 2016 were $315 thousand compared to $210 thousand during the same time period in 2015.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans delivered to FNMA in periods not covered by the November 2013 Resolution Agreement between Trustmark and FNMA and to other entities were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$1,685	$1,170
Provision for putback expenses	315	210
(Losses) gains	(944)	211
Balance at end of period	$1,056	$1,591

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

Note 6 –Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At September 30, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$77,177	$92,509
Additions	21,972	26,832
Disposals	(30,494)	(33,015)
Write-downs	(3,662)	(2,371)
Balance at end of period	$64,993	$83,955

Gain, net on the sale of other real estate included in other real estate expense	$5,350	$2,116

At September 30, 2016 and December 31, 2015, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Construction, land development and other land properties	$38,345	$47,550
1-4 family residential properties	8,037	10,732
Nonfarm, nonresidential properties	18,611	16,717
Other real estate properties	—	2,178
Total other real estate, excluding covered other real estate	$64,993	$77,177

At September 30, 2016 and December 31, 2015, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Alabama	$15,574	$21,578
Florida	25,147	29,579
Mississippi (1)	16,659	14,312
Tennessee (2)	6,061	9,974
Texas	1,552	1,734
Total other real estate, excluding covered other real estate	$64,993	$77,177

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of a loss-share agreement with the FDIC on June 30, 2016.  As of September 30, 2016, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

For the periods presented, changes and gains (losses), net on covered other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$1,651	$6,060
Transfers from covered loans	456	266
FASB ASC 310-30 adjustment for the residual recorded investment	(12)	(902)
Net transfers from covered loans	444	(636)
Disposals	(1,679)	(1,404)
Transfers to noncovered other real estate	(388)	—
Write-downs	(28)	(1,155)
Balance at end of period	$—	$2,865

Gain (loss), net on the sale of covered other real estate included in other real estate expense	$801	$(54)

At September 30, 2016 and December 31, 2015, covered other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Construction, land development and other land properties	$—	$638
1-4 family residential properties	—	223
Nonfarm, nonresidential properties	—	399
Other real estate properties	—	391
Total covered other real estate	$—	$1,651

Note 7 – Deposits

At September 30, 2016 and December 31, 2015, deposits consisted of the following ($ in thousands):

	September 30, 2016	December 31, 2015
Noninterest-bearing demand	$3,111,603	$2,998,694
Interest-bearing demand	1,783,655	1,938,497
Savings	3,133,286	2,970,997
Time	1,657,157	1,680,042
Total	$9,685,701	$9,588,230

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of September 30, 2016, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016	December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$—	$22,516
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	122,865	102,604
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	41,067	—
Total securities sold under repurchase agreements	$163,932	$125,120

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

In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so. The final distributions will be made from current plan assets and a one-time pension settlement expense will be recognized when paid by Trustmark during the second quarter of 2017.  Further, as a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 will decrease from 6.0% to 2.5%.  Accordingly, Trustmark's increased periodic benefit costs for the Plan during the third quarter of 2016 was $664 thousand.  Participants in the Plan will have a choice of receiving a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier, subject to certain exceptions. As a result of the termination of the Plan, each participant will become fully vested in his or her accrued benefits under the Plan.

The Board reserved the right to defer or revoke the termination of the Plan if circumstances change such that deferral or revocation would be warranted, but has no intent to do so at this time.

The following table presents information regarding the net periodic benefit cost for the Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$106	$127	$322	$387
Interest cost	847	867	2,507	2,593
Expected return on plan assets	(426)	(1,297)	(2,470)	(3,890)
Recognized net loss due to lump sum settlements	463	603	3,134	1,499
Recognized net actuarial loss	714	969	2,035	2,907
Net periodic benefit cost	$1,704	$1,269	$5,528	$3,496

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$73	$107	$221	$323
Interest cost	542	520	1,630	1,563
Amortization of prior service cost	63	63	188	188
Recognized net actuarial loss	214	246	649	745
Net periodic benefit cost	$892	$936	$2,688	$2,819

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2016
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	239,006	327,197
Granted	—	2,000
Released from restriction	(1,587)	(3,379)
Forfeited	(283)	(917)
Nonvested shares, end of period	237,136	324,901

	Nine Months Ended September 30, 2016
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	212,309	306,657
Granted	99,116	139,291
Released from restriction	(40,888)	(105,717)
Forfeited	(33,401)	(15,330)
Nonvested shares, end of period	237,136	324,901

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Performance awards	$382	$319	$789	$883
Time-vested awards	559	638	1,952	1,855
Total compensation expense	$941	$957	$2,741	$2,738

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At September 30, 2016 and 2015, Trustmark had unused commitments to extend credit of $3.110 billion and $2.724 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral, which are followed in the lending process.  At September 30, 2016 and 2015, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $113.5 million and $132.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2016 and 2015, the fair value of collateral held was $27.7 million and $31.7 million, respectively.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.

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

TNB has been named as a defendant in two separately filed but now consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints allege that the plaintiffs are vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs seek compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 9, 2015, the court granted TNB’s motion to add Mrs. Davis and Mr. W.K. Paine as cross-defendants.  Following a bench trial that concluded on January 20, 2016, the judge ordered the parties to enter into mandatory mediation.  On February 22, 2016, the mediator reported to the judge that the mediation had failed to resolve the matter.  All post-trial briefings have been completed by the parties and submitted to the court.  The judge will consider those submissions and then enter a ruling on the case at some point in the future.

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

Note 12 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic shares	67,625	67,557	67,618	67,547
Dilutive shares	168	150	153	130
Diluted shares	67,793	67,707	67,771	67,677

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average antidilutive stock awards	—	1	2	1

Note 13 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
Income taxes paid	$24,646	$15,291
Interest expense paid on deposits and borrowings	17,132	14,639
Noncash transfers from loans to other real estate (1)	21,972	26,196

(1)	Includes transfers from covered loans to covered other real estate.

Note 14 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2016 and December 31, 2015 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,194,729	12.35%	5.125%	n/a
Trustmark National Bank	1,235,923	12.78%	5.125%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,254,453	12.97%	6.625%	n/a
Trustmark National Bank	1,235,923	12.78%	6.625%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,336,704	13.82%	8.625%	n/a
Trustmark National Bank	1,318,174	13.63%	8.625%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,254,453	9.92%	4.00%	n/a
Trustmark National Bank	1,235,923	9.79%	4.00%	5.00%

At December 31, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,161,598	12.57%	4.50%	n/a
Trustmark National Bank	1,201,113	13.00%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,220,535	13.21%	6.00%	n/a
Trustmark National Bank	1,201,113	13.00%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,300,146	14.07%	8.00%	n/a
Trustmark National Bank	1,280,724	13.86%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,220,535	10.03%	4.00%	n/a
Trustmark National Bank	1,201,113	9.89%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark did not repurchase any shares of its common stock during the three months ended September 30, 2016.  Trustmark repurchased approximately 34 thousand shares of its common stock during the nine months ended September 30, 2016.

Other Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the three and nine months ended September 30, 2016 and 2015 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in security losses, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 9 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Unrealized holding (losses) gains arising during the period	$(12,657)	$4,841	$(7,816)	$17,872	$(6,837)	$11,035
Reclassification adjustment for net losses realized in net income	—	—	—	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	2,677	(1,024)	1,653	1,678	(642)	1,036
Total securities available for sale and transferred securities	(9,980)	3,817	(6,163)	19,550	(7,479)	12,071
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39	63	(24)	39
Recognized net loss due to lump sum settlements	463	(177)	286	603	(230)	373
Change in net actuarial loss	928	(355)	573	1,216	(465)	751
Reclassification related to net losses realized in net income	1,454	(556)	898	1,882	(719)	1,163
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	417	(160)	257	(1,216)	465	(751)
Reclassification adjustment for loss realized in net income	157	(60)	97	211	(81)	130
Total cash flow hedge derivatives	574	(220)	354	(1,005)	384	(621)
Total other comprehensive (loss) income	$(7,952)	$3,041	$(4,911)	$20,427	$(7,814)	$12,613

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$32,057	$(12,261)	$19,796	$13,718	$(5,248)	$8,470
Reclassification adjustment for net losses realized in net income	310	(119)	191	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	8,374	(3,203)	5,171	4,747	(1,816)	2,931
Total securities available for sale and transferred securities	40,741	(15,583)	25,158	18,465	(7,064)	11,401
Pension and other postretirement benefit plans:
Net change in prior service costs	188	(72)	116	188	(72)	116
Recognized net loss due to lump sum settlements	3,134	(1,199)	1,935	1,499	(573)	926
Change in net actuarial loss	2,684	(1,026)	1,658	3,653	(1,397)	2,256
Reclassification related to net losses realized in net income	6,006	(2,297)	3,709	5,340	(2,042)	3,298
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(1,360)	520	(840)	(1,919)	734	(1,185)
Reclassification adjustment for loss realized in net income	473	(181)	292	632	(242)	390
Total cash flow hedge derivatives	(887)	339	(548)	(1,287)	492	(795)
Total other comprehensive income	$45,860	$(17,541)	$28,319	$22,518	$(8,614)	$13,904

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2016	$(17,394)	$(27,840)	$(160)	$(45,394)
Other comprehensive income (loss) before reclassification	24,967	—	(840)	24,127
Amounts reclassified from accumulated other comprehensive loss	191	3,709	292	4,192
Net other comprehensive income (loss)	25,158	3,709	(548)	28,319
Balance at September 30, 2016	$7,764	$(24,131)	$(708)	$(17,075)

Balance at January 1, 2015	$(11,003)	$(31,617)	$136	$(42,484)
Other comprehensive (loss) income before reclassification	11,401	3,298	(1,185)	13,514
Amounts reclassified from accumulated other comprehensive loss	—	—	390	390
Net other comprehensive income (loss)	11,401	3,298	(795)	13,904
Balance at September 30, 2015	$398	$(28,319)	$(659)	$(28,580)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$58,517	$—	$58,517	$—
Obligations of states and political subdivisions	124,641	—	124,641	—
Mortgage-backed securities	2,227,789	—	2,227,789	—
Securities available for sale	2,410,947	—	2,410,947	—
Loans held for sale	242,097	—	242,097	—
Mortgage servicing rights	65,514	—	—	65,514
Other assets - derivatives	7,901	(25)	5,179	2,747
Other liabilities - derivatives	8,583	808	7,775	—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$68,416	$—	$68,416	$—
Obligations of states and political subdivisions	138,609	—	138,609	—
Mortgage-backed securities	2,113,440	—	2,113,440	—
Asset-backed securities and structured financial products	24,957	—	24,957	—
Securities available for sale	2,345,422	—	2,345,422	—
Loans held for sale	160,189	—	160,189	—
Mortgage servicing rights	74,007	—	—	74,007
Other assets - derivatives	3,611	(149)	2,647	1,113
Other liabilities - derivatives	3,929	1,220	2,709	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2016 and 2015 are summarized as follows ($ in thousands):
	MSR	Other Assets - Derivatives
Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(20,885)	9,486
Additions	12,392	—
Sales	—	(7,852)
Balance, September 30, 2016	$65,514	$2,747

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2016	$(13,519)	$904

Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(7,869)	6,193
Additions	13,320	—
Sales	—	(4,786)
Balance, September 30, 2015	$69,809	$2,706

The amount of total losses for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2015	$(433)	$(169)

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2016, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2016, Trustmark had outstanding balances of $28.6 million in impaired LHFI that were specifically identified for evaluation and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $26.5 million at December 31, 2015.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At September 30, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $22.0 million (utilizing Level 3 valuation inputs) during the nine months ended September 30, 2016 compared with $26.8 million for the same period in 2015.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $19.8 million and $7.4 million for the first nine months of 2016 and 2015, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $26.5 million of foreclosed assets were remeasured during the first nine months of 2016, requiring write-downs of $3.7 million to reach their current fair values compared to $39.4 million of foreclosed assets that were remeasured during the first nine months of 2015, requiring write-downs of $2.4 million.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015, are as follows ($ in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$384,445	$384,445	$278,001	$278,001
Securities held to maturity	1,143,234	1,173,101	1,187,818	1,195,367
Level 3 Inputs:
Net LHFI	7,428,333	7,493,082	7,023,766	7,136,105
Net acquired loans	284,357	284,357	378,419	378,419
FDIC indemnification asset	—	—	738	738

Financial Liabilities:
Level 2 Inputs:
Deposits	9,685,701	9,689,282	9,588,230	9,592,531
Short-term liabilities	927,710	927,710	853,659	853,659
Long-term FHLB advances	751,075	751,077	501,155	501,160
Subordinated notes	49,993	50,484	49,969	51,405
Junior subordinated debt securities	61,856	40,825	61,856	49,021

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at September 30, 2016 and December 31, 2015.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and nine months ended September 30, 2016, a net loss of $1.1 million and a net gain of $2.6 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net gain of $3.6 million and $1.7 million for the three and nine months ended September 30, 2015, respectively.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2016 included $1.5 million and $3.7 million, respectively, of interest earned on the LHFS accounted for under the fair value option, compared to $1.4 million and $3.7 million for the same time periods in 2015.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $37.3 million and $36.0 million at September 30, 2016 and December 31, 2015, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016	December 31, 2015
Fair value of LHFS	$204,839	$124,165
LHFS contractual principal outstanding	198,288	121,608
Fair value less unpaid principal	$6,551	$2,557

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the nine months ended September 30, 2016 and 2015.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $708 thousand and $160 thousand at September 30, 2016 and December 31, 2015, respectively.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $442 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $338.5 million at September 30, 2016 compared to $264.5 million at December 31, 2015.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $1.2 million compared to a net positive ineffectiveness of $479 thousand for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, the impact was a net negative ineffectiveness of $2.7 million compared to a net positive ineffectiveness of $3.9 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $301.5 million at September 30, 2016, with a negative valuation adjustment of $1.2 million, compared to $190.5 million, with a positive valuation adjustment of $262 thousand as of December 31, 2015.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $195.7 million at September 30, 2016, with a positive valuation adjustment of $2.7 million, compared to $108.1 million, with a positive valuation adjustment of $1.1 million as of December 31, 2015.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $350.3 million related to this program, compared to $359.3 million as of December 31, 2015.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of September 30, 2016 and December 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.9 million and $2.6 million, respectively.  As of September 30, 2016, Trustmark had posted collateral of $5.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2016 and December 31, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.3 million and $14.8 million, respectively.  At September 30, 2016, Trustmark had entered into five risk participation agreements as a guarantor with an aggregate notional amount of $28.6 million compared to one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million at December 31, 2015.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2016 and December 31, 2015.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of September 30, 2016 and December 31, 2015 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2016	December 31, 2015
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(1,147)	$(259)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(199)	$(207)
Exchange traded purchased options included in other assets	174	58
OTC written options (rate locks) included in other assets	2,747	1,113
Interest rate swaps included in other assets	6,298	2,888
Credit risk participation agreements included in other assets	28	18
Forward contracts included in other liabilities	1,170	(262)
Exchange traded written options included in other liabilities	808	1,220
Interest rate swaps included in other liabilities	6,570	2,954
Credit risk participation agreements included in other liabilities	35	17

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(157)	$(211)	$(473)	$(632)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(688)	$1,265	$11,042	$4,221
Amount of gain (loss) recognized in bank card and other fees	1	(128)	(206)	(94)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$257	$(751)	$(840)	$(1,185)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheet.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,151	$—	$5,151	$—	$—	$5,151

Offsetting of Derivative Liabilities
As of September 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$6,570	$—	$6,570	$—	$(4,932)	$1,638

Offsetting of Derivative Assets
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,629	$—	$2,629	$—	$—	$2,629

Offsetting of Derivative Liabilities
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,954	$—	$2,954	$—	$(1,195)	$1,759

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General Banking
Net interest income	$97,395	$97,408	$287,950	$291,483
Provision for loan losses, net	4,975	3,770	11,730	7,760
Noninterest income	27,207	28,320	81,230	82,477
Noninterest expense	84,358	90,043	267,063	262,403
Income before income taxes	35,269	31,915	90,387	103,797
Income taxes	6,844	6,207	18,168	22,588
General banking net income	$28,425	$25,708	$72,219	$81,209

Selected Financial Information
Average assets	$12,916,011	$12,231,450	$12,788,736	$12,123,213
Depreciation and amortization	$9,274	$9,209	$26,483	$27,256

Wealth Management
Net interest income	$119	$91	$571	$194
Noninterest income	7,434	7,748	22,681	23,477
Noninterest expense	6,216	6,195	18,200	19,373
Income before income taxes	1,337	1,644	5,052	4,298
Income taxes	512	629	1,933	1,644
Wealth management net income	$825	$1,015	$3,119	$2,654

Selected Financial Information
Average assets	$6,039	$4,181	$1,842	$3,020
Depreciation and amortization	$44	$44	$131	$139

Insurance
Net interest income	$50	$107	$160	$270
Noninterest income	10,075	9,905	28,308	27,925
Noninterest expense	7,334	7,322	21,768	21,266
Income before income taxes	2,791	2,690	6,700	6,929
Income taxes	1,059	983	2,550	2,612
Insurance net income	$1,732	$1,707	$4,150	$4,317

Selected Financial Information
Average assets	$78,167	$78,146	$63,652	$58,570
Depreciation and amortization	$186	$213	$569	$600

Consolidated
Net interest income	$97,564	$97,606	$288,681	$291,947
Provision for loan losses, net	4,975	3,770	11,730	7,760
Noninterest income	44,716	45,973	132,219	133,879
Noninterest expense	97,908	103,560	307,031	303,042
Income before income taxes	39,397	36,249	102,139	115,024
Income taxes	8,415	7,819	22,651	26,844
Consolidated net income	$30,982	$28,430	$79,488	$88,180

Selected Financial Information
Average assets	$13,000,217	$12,313,777	$12,854,230	$12,184,803
Depreciation and amortization	$9,504	$9,466	$27,183	$27,995

Note 18 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments of ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-15 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2016, TNB had total assets of $13.160 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 194 offices and 2,787 full-time equivalent associates (measured at September 30, 2016) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenues of $142.3 million and $420.9 million for the three and nine months ended September 30, 2016, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth across all five market regions in the loans held for investment (LHFI) portfolio, which increased $94.0 million, or 1.3%, during the third quarter of 2016 and $407.8 million, or 5.8%, during the first nine months of 2016.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  During the second quarter of 2016, Trustmark completed a voluntary early retirement program (ERP) as a proactive measure to manage noninterest expense.  As a result of the ERP, 188 of the eligible associates retired by June 30, 2016.  The ERP resulted in a one-time charge of $9.3 million to noninterest expense ($9.1 million included in salaries and employee benefits expense and $230 thousand included in other expense) during the second quarter of 2016.  As a result of the ERP, during the third quarter of 2016 Trustmark realized cost savings of $1.9 million in salaries and employee benefits expense and incurred additional pension expense of $236 thousand, which resulted from additional settlements from pension lump sum elections.  On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Trustmark Capital Accumulation Plan (the Plan), a noncontributory tax-qualified defined benefit pension plan, effective December 31, 2016.  During the third quarter of 2016, Trustmark incurred non-routine pension expense of $664 thousand as a result of the de-risking investment strategy for the plan assets implemented in anticipation of the Plan termination.  Trustmark reported net income of $31.0 million, or diluted earnings per share (EPS) of $0.46, and $79.5 million, or diluted EPS of $1.17, for the three and nine months ended September 30, 2016, respectively.  Excluding the non-routine expenses related to the ERP and the Plan termination, net income for the three and nine months ended September 30, 2016 totaled $31.5 million, or diluted EPS of $0.47, and $85.8 million, or diluted EPS of $1.27, respectively.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable December 15, 2016, to shareholders of record on December 1, 2016.

Recent Economic and Industry Developments

The economy showed moderate signs of improvement in the first nine months of 2016; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices and slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding anticipated further tightening of monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the upcoming presidential election.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the October 2016 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts” (the “Beige Book”), the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest pace during the reporting period, and noted that labor market conditions remained tight with modest employment and wage growth; growth in lending activity and improvement in loan quality occurred, as well as improvements in both the residential and commercial real estate markets.  Reports by the twelve Federal Reserve Districts also noted that low prices continued to impact agricultural producers despite generally strong crop yields and that signs of stabilization continued in the oil and gas sector.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting improved sales and positive outlooks for the near term, with the exception of the energy sector.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions) and the Eighth District, St. Louis (which includes Trustmark’s Tennessee market region) also reported increased loan demand, improvements in residential and commercial real estate activity and increased construction.  However, the Federal Reserve’s Sixth District also reported inconsistency in commercial real estate growth, noting that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region) reported that real estate activity was flat to up in most markets; loan demand was mixed while loan quality remained strong;

depressed demand for oilfield services; and continued deterioration in the financial positions of many oil-related firms despite the increase in prices earlier in the year.

In December 2015, the FRB increased the target range for the federal funds rate for the first time in over seven years.  The FRB also indicated that it may further increase rates before the end of 2016 and on a gradual basis through 2017, depending on economic conditions.  It is not possible to predict the timing or amount of any such additional increases.  Low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as older, higher-yielding assets that mature or default can only be replaced with lower-yielding instruments.

Financial Highlights

Trustmark reported net income of $31.0 million, or basic and diluted EPS of $0.46, in the third quarter of 2016, compared to $28.4 million, or basic and diluted EPS of $0.42, in the third quarter of 2015.  The increase in net income when the third quarter of 2016 is compared to the same time period in 2015 was principally due to the decline in noninterest expense.  Noninterest expense for the third quarter of 2016 decreased $5.7 million when compared to the same time period in 2015, primarily due to declines in other real estate expense, resulting principally from higher gains on sales of other real estate and lower write-downs of other real estate, and cost savings realized in salaries and employee benefits expense as a result of the ERP.  Trustmark’s performance during the quarter ended September 30, 2016 produced a return on average tangible equity of 11.16%, a return on average assets of 0.95%, an average equity to average assets ratio of 11.78% and a dividend payout ratio of 50.00%, compared to a return on average tangible equity of 10.96%, a return on average assets of 0.92%, an average equity to average assets ratio of 11.93% and a dividend payout ratio of 54.76% during the quarter ended September 30, 2015.

Revenue, which is defined as net interest income plus noninterest income, totaled $142.3 million for the quarter ended September 30, 2016 compared to $143.6 million for the quarter ended September 30, 2015, a decrease of $1.3 million, or 0.9%.  The decrease in total revenue for the third quarter of 2016 was principally the result of declines in interest and fees on acquired loans and noninterest income as well as increases in interest expense, which were partially offset by increases in interest and fees on loans held for sale (LHFS) and LHFI.

Interest and fees on acquired loans decreased $4.8 million, or 41.6%, when the third quarter of 2016 is compared to the same time period in 2015, in accordance with prior expectations.  This was primarily due to a $2.9 million decline in recoveries from the settlement of debt and a $2.1 million decline in accretion income as acquired loans have continued to pay down as anticipated.  Noninterest income decreased $1.3 million, or 2.7%, when the third quarter of 2016 is compared to the same time period in 2015 as a result of slight declines in all categories of noninterest income with the exception of insurance commissions.  Interest expense for the three months ended September 30, 2016 increased $1.1 million, or 20.5%, when compared to the same time period in 2015 principally due to increased interest expense for advances from the Federal Home Loan Bank (FHLB) of Dallas and federal funds purchased as a result of higher balances of and increased interest rates for these funding sources.  Interest and fees on LHFS and LHFI increased $7.1 million, or 10.2%, when the third quarter of 2016 is compared to the same time period in 2015, primarily due to an increase in the LHFI portfolio.  LHFI totaled $7.499 billion at September 30, 2016, an increase of $707.6 million, or 10.4%, when compared to September 30, 2015, as a result of net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of loans secured by 1-4 family residential properties and construction, land development and other land loans.

Trustmark’s provision for loan losses, LHFI for the three months ended September 30, 2016 totaled $4.3 million, an increase of $1.8 million, or 70.4%, when compared to a provision for loan losses, LHFI of $2.5 million for the three months ended September 30, 2015.  The increase in the provision for loan losses, LHFI for the third quarter of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015, growth in the LHFI portfolio and increased required reserves for commercial LHFI, partially offset by a decrease in net charge-offs of LHFI and a decline in the amount of specific reserve required for impaired LHFI, primarily in the Mississippi market region, when compared to the third quarter of 2015.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended September 30, 2016 totaled $691 thousand, a decrease of $565 thousand, or 45.0%, when compared to the same time period in 2015.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $5.0 million for the third quarter of 2016, an increase of $1.2 million, or 32.0%, when compared to the same time period in 2015.

Trustmark reported net income of $79.5 million, or basic and diluted EPS of $1.18 and $1.17, respectively, for the first nine months of 2016, compared to $88.2 million, or basic and diluted EPS of $1.31 and $1.30, respectively, for the first nine months of 2015.  The decline in net income when the first nine months of 2016 is compared to the same time period in 2015 was principally the result of the non-routine transaction expense resulting from the ERP, an increase in the provision for loan losses, LHFI and an increase in other interest expense related to FHLB advances with the FHLB of Dallas, which was partially offset by a decline in other real estate expense.  Trustmark’s performance during the nine months ended September 30, 2016 produced a return on average tangible equity of 9.85%, a return on average assets of 0.83%, an average equity to average assets ratio of 11.77% and a dividend payout ratio of 58.47%, compared to a return on average tangible equity of 11.62%, a return on average assets of 0.97%, an average equity to average assets ratio of 11.93% and a dividend payout ratio of 52.67% during the nine months ended September 30, 2015.

Revenue totaled $420.9 million for the first nine months of 2016 compared to $425.8 million for the same time period in 2015, a decrease of $4.9 million, or 1.2%.  The decrease in total revenue for the first nine months of 2016 was principally the result of declines in interest and fees on acquired loans, mortgage banking, net and service charges on deposit accounts and an increase in other interest expense, which were partially offset by increases in interest and fees on LHFS and LHFI and other income, net.

Interest and fees on acquired loans decreased $17.4 million, or 44.3%, when the first nine months of 2016 is compared to the same time period in 2015, primarily due to a $10.6 million decline in accretion income and a $6.3 million decline in recoveries from the settlement of debt as acquired loans have continued to pay down as anticipated.  Mortgage banking, net declined $3.1 million, or 12.0%, when the nine months ended September 30, 2016 is compared to the same time period in 2015, principally due to a net negative hedge ineffectiveness of $2.7 million in the first nine months of 2016 compared to a net positive hedge ineffectiveness of $3.9 million in the first nine months of 2015 partially offset by a $3.4 million increase in mortgage banking income.  Service charges on deposit accounts declined $1.6 million, or 4.5%, when the first nine months of 2016 is compared to the same time period in 2015, primarily due to a decrease in the number of occurrences resulting in a non-sufficient funds or overdraft charge.  Other interest expense increased $2.3 million, or 46.2%, when the first nine months of 2016 is compared to the same time period in 2015, primarily due to an increase in interest expense on FHLB advances with the FHLB of Dallas, which Trustmark uses as a liquidity source.  Trustmark had $350.0 million of outstanding short-term advances and $750.0 million of outstanding long-term advances from the FHLB of Dallas at September 30, 2016, compared to $650.0 million of outstanding short-term advances and no outstanding long-term advances at September 30, 2015.  Interest and fees on LHFS and LHFI increased $18.7 million, or 9.2%, when the first nine months of 2016 is compared to the same time period in 2015, primarily due to the $707.6 million increase in the LHFI portfolio.  Other income, net increased $3.6 million when the nine months ended September 30, 2016 is compared to the same time period in 2015, primarily reflecting a decrease in the net reduction of the FDIC indemnification asset related to the acquired covered loans and covered other real estate, a decrease in the net loss on the sale of premises and equipment due to a loss recorded during the first nine months of 2015 on the sale of a former bank branch acquired in the BancTrust merger and an increase in other miscellaneous income related to various vendor contract bonuses and settlements received during the second quarter of 2016 and a one-time arrangement fee received during the third quarter of 2016.

Trustmark’s provision for loan losses, LHFI for the nine months ended September 30, 2016 totaled $9.1 million, an increase of $3.8 million, or 71.1%, when compared to a provision for loan losses, LHFI of $5.3 million for the nine months ended September 30, 2015.  The increase in the provision for loan losses, LHFI for the first nine months of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015 and growth in the LHFI portfolio and an increase in the amount of reserves required related to commercial LHFI in the Mississippi, Texas and Alabama market regions, partially offset by decreases in the amount of charge-offs as well as specific reserves required related to impaired LHFI in the Mississippi market region when compared to the first nine months of 2015.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the nine months ended September 30, 2016 totaled $2.6 million, an increase of $179 thousand, or 7.4%, when compared to the same time period in 2015.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $11.7 million for the first nine months of 2016, an increase of $4.0 million, or 51.2%, when compared to the same time period in 2015.

At September 30, 2016, nonperforming assets, excluding acquired loans and covered other real estate, totaled $119.4 million, a decrease of $13.1 million, or 9.9%, compared to December 31, 2015 primarily due to a decline in other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $54.4 million at September 30, 2016, representing a decrease of $902 thousand, or 1.6%, relative to December 31, 2015, principally due to substandard credits that were paid off or foreclosed in the Mississippi market region, returned to accrual status in the Florida market region, and charged off in the Mississippi and Texas market regions partially offset by LHFI migrating to nonaccrual status in the Mississippi, Florida and Tennessee market regions during the first nine months of 2016.  Other real estate, excluding covered other real estate, declined $12.2 million, or 15.8%, during the first nine months of 2016 primarily due to properties sold in Trustmark’s Florida, Alabama, Mississippi and Tennessee market regions as well as write-downs of properties in Trustmark’s Mississippi, Alabama, and Tennessee market regions partially offset by properties foreclosed in the Florida, Mississippi, Alabama and Tennessee market regions.

LHFI totaled $7.499 billion at September 30, 2016, an increase of $407.8 million, or 5.8%, compared to December 31, 2015.  The increase in LHFI during the first nine months of 2016 represented net growth across all five of Trustmark’s market regions, primarily in the loans secured by real estate, state and other political subdivision loans categories and commercial and industrial loans.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

While both classified and criticized LHFI balances remain at historically low levels and continue to reflect strong credit quality, both classified and criticized LHFI increased during the third quarter of 2016.  As of September 30, 2016, classified LHFI balances increased $39.8 million, or 24.3%, while criticized LHFI balances increased $33.1 million, or 16.7%, when compared to balances at September 30, 2015.  The increase in the volume of classified and criticized LHFI was primarily a result of downgrades to four energy related credits in the Texas and Mississippi market regions during the third quarter of 2016.  All four of these credits are performing loans.  The downgrades were identified during Trustmark’s ongoing quarterly assessment of its energy portfolio and have been reserved for appropriately.

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

Total deposits were $9.686 billion at September 30, 2016, an increase of $97.5 million, or 1.0% compared to December 31, 2015.  During the first nine months of 2016, noninterest-bearing deposits increased $112.9 million, or 3.8%, primarily due to growth in commercial demand deposit accounts partially offset by seasonal declines in public demand deposit accounts, while interest-bearing deposits decreased $15.4 million, or 0.2%, primarily due to declines in interest-bearing demand deposit accounts and certificates of deposit.  The increase in commercial demand deposit accounts during the first nine months of 2016 was principally due to growth in commercial regular demand deposit accounts, which was largely due to a large sale completed by a commercial customer during the third quarter of 2016.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Other short-term borrowings totaled $927.7 million at September 30, 2016, an increase of $74.1 million, or 8.7%, when compared with $853.7 million at December 31, 2015 as a result of the increase in earning assets, principally LHFI, out-pacing the growth in deposits.  The increase in other short-term borrowings was principally due to a $41.0 million increase in upstream federal funds purchased as Trustmark continues to utilize this attractively priced funding source as well as a $38.8 million increase in securities sold under repurchase agreements.

Long-term FHLB advances totaled $751.1 million at September 30, 2016, an increase of $249.9 million, or 49.9%, when compared with $501.2 million at December 31, 2015.  During the second quarter of 2016, Trustmark obtained a $250.0 million long-term FHLB advance from the FHLB of Dallas.  Similar to the long-term advance obtained in December 2015, the advance has a variable rate and a two-year maturity.  Trustmark chose to utilize these long-term advances as a funding source due to the advantageous rates available in comparison to other sources of funding.

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K.

In March 2016, the Board of Directors of the FDIC approved a final rule to increase the Deposit Insurance Fund (DIF) to the statutorily required minimum level of 1.35 percent.  Under a rule adopted by the FDIC in 2011, regular assessment rates for all banks decrease once the reserve ratio reaches 1.15 percent.  On August 30, 2016, the FDIC announced that the reserve ratio was 1.17 percent as of June 30, 2016.  The final rule approved in March 2016 imposes a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, on banks with at least $10.0 billion in assets.  The FDIC expects the reserve ratio will likely reach 1.35 percent after approximately two years of payments of these surcharges.  The final rule became effective and surcharges began on July 1, 2016.  Trustmark expects that its FDIC assessment expense will decline under this final rule as the lower regular assessment rates and the allowable adjustments will more than offset the surcharge of 4.5 cents per $100 of assessment base.

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

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Income
Total interest income	$103,786	$102,769	$306,715	$307,146
Total interest expense	6,222	5,163	18,034	15,199
Net interest income	97,564	97,606	288,681	291,947
Provision for loan losses, LHFI	4,284	2,514	9,123	5,332
Provision for loan losses, acquired loans	691	1,256	2,607	2,428
Noninterest income	44,716	45,973	132,219	133,879
Noninterest expense	97,908	103,560	307,031	303,042
Income before income taxes	39,397	36,249	102,139	115,024
Income taxes	8,415	7,819	22,651	26,844
Net Income	$30,982	$28,430	$79,488	$88,180

Revenues (1)
Total revenues	$142,280	$143,579	$420,900	$425,826

Per Share Data
Basic earnings per share	$0.46	$0.42	$1.18	$1.31
Diluted earnings per share	0.46	0.42	1.17	1.30
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	8.05%	7.68%	7.02%	8.11%
Return on average tangible equity	11.16%	10.96%	9.85%	11.62%
Return on average assets	0.95%	0.92%	0.83%	0.97%
Average equity/average assets	11.78%	11.93%	11.77%	11.93%
Net interest margin (fully taxable equivalent)	3.52%	3.72%	3.54%	3.80%
Dividend payout ratio	50.00%	54.76%	58.47%	52.67%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.27%	0.47%	0.10%	0.19%
Provision for loan losses/average loans	0.22%	0.15%	0.16%	0.11%
Nonperforming loans/total loans (incl LHFS*)	0.70%	0.88%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.53%	2.06%
Allowance for loan losses/total loans (excl LHFS*)	0.95%	0.97%

September 30,	2016	2015
Consolidated Balance Sheets
Total assets	$13,161,538	$12,390,276
Securities	3,554,181	3,561,262
Total loans (including LHFS* and acquired loans)	8,037,038	7,384,495
Deposits	9,685,701	9,412,404
Total shareholders' equity	1,534,761	1,476,756

Stock Performance
Market value - close	$27.56	$23.17
Book value	22.69	21.86
Tangible book value	16.95	16.00

Capital Ratios
Total equity/total assets	11.66%	11.92%
Tangible equity/tangible assets	8.97%	9.01%
Tangible equity/risk-weighted assets	11.85%	12.24%
Tier 1 leverage ratio	9.92%	10.09%
Common equity tier 1 risk-based capital ratio	12.35%	13.00%
Tier 1 risk-based capital ratio	12.97%	13.66%
Total risk-based capital ratio	13.82%	14.66%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,530,842	$1,469,255	$1,512,855	$1,453,693
Less: Goodwill		(366,156)	(365,500)	(366,156)	(365,500)
Identifiable intangible assets		(23,311)	(31,144)	(24,988)	(31,304)
Total average tangible equity		$1,141,375	$1,072,611	$1,121,711	$1,056,889

PERIOD END BALANCES
Total shareholders' equity		$1,534,761	$1,476,756
Less: Goodwill		(366,156)	(365,500)
Identifiable intangible assets		(22,366)	(30,129)
Total tangible equity	(a)	$1,146,239	$1,081,127

TANGIBLE ASSETS
Total assets		$13,161,538	$12,390,276
Less: Goodwill		(366,156)	(365,500)
Identifiable intangible assets		(22,366)	(30,129)
Total tangible assets	(b)	$12,773,016	$11,994,647
Risk-weighted assets	(c)	$9,670,302	$8,832,099

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$30,982	$28,430	$79,488	$88,180
Plus: Intangible amortization net of tax		1,045	1,199	3,199	3,638
Net income adjusted for intangible amortization		$32,027	$29,629	$82,687	$91,818
Period end shares outstanding	(d)	67,626,939	67,557,395

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.16%	10.96%	9.85%	11.62%
Tangible equity/tangible assets	(a)/(b)	8.97%	9.01%
Tangible equity/risk-weighted assets	(a)/(c)	11.85%	12.24%
Tangible book value	(a)/(d)*1,000	$16.95	$16.00

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,534,761	$1,476,756
AOCI-related adjustments		17,075	28,580
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(347,800)	(348,587)
Other adjustments and deductions for CET1 (2)		(9,307)	(8,888)
CET1 capital	(e)	1,194,729	1,147,861
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		(276)	(1,287)
Additional tier 1 capital		59,724	58,713
Tier 1 Capital		$1,254,453	$1,206,574

Common equity tier 1 risk-based capital ratio	(e)/(c)	12.35%	13.00%

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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$30,982	$0.457	$28,430	$0.420	$79,488	$1.173	$88,180	$1.303

Significant non-routine transactions (net of taxes):
Non-routine early retirement program expense	146	0.002	—	—	5,884	0.087	—	—
Non-routine pension expense due to de-risking strategy in Plan assets portfolio	410	0.006	—	—	410	0.006	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$31,538	$0.465	$28,430	$0.420	$85,782	$1.266	$88,180	$1.303

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	8.05%	8.20%	7.68%	n/a	7.02%	7.57%	8.11%	n/a
Return on average tangible equity	11.16%	11.36%	10.96%	n/a	9.85%	10.60%	11.62%	n/a
Return on average assets	0.95%	0.97%	0.92%	n/a	0.83%	0.89%	0.97%	n/a

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

Net interest income-FTE for the three months ended September 30, 2016 remained relatively unchanged when compared to the same time period in 2015, while the net interest margin for the third quarter of 2016 decreased 20 basis points to 3.52% when compared to the third quarter of 2015.  Net interest income-FTE for the nine months ended September 30, 2016 decreased $1.7 million, or 0.6%, when compared with the same time period in 2015. The net interest margin for the nine months ended September 30, 2016 decreased 26 basis points to 3.54% when compared to the same time period in 2015.  The decrease in the net interest margin for both the three and nine months ended September 30, 2016, reflected the prolonged low interest rate environment in the United States, and was primarily the result of decreases in the yield on acquired loans principally due to declines in accretion income and recoveries on settlement of debt related to acquired loans and downward repricing of LHFI in response to increased competitive pricing pressures.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three and nine months ended September 30, 2016 was 3.38% and 3.39%, respectively, a decrease of 5 basis points and 8 basis points, respectively, when compared to the same time periods in 2015, due to similar factors as discussed above.

Average interest-earning assets for the first nine months of 2016 were $11.406 billion compared to $10.700 billion for the same time period in 2015, an increase of $706.7 million, or 6.6%.  The growth in average earning assets during the first nine months of 2016 was primarily due to an increase in average loans (LHFS and LHFI) of $873.7 million, or 13.2%, partially offset by a decrease in average acquired loans of $134.4 million, or 27.8%, and decline in average total securities of $50.6 million, or 1.4%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $707.6 million, or 10.4%, increase in the LHFI portfolio when balances at September 30, 2016 are compared to balances at September 30, 2015.  This increase represented net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of loans secured by 1-4 family residential properties and construction, land development and other land loans.  The decline in average acquired loans was primarily attributable to pay-offs of acquired loans, principally related to the BancTrust merger.  The decline in average total securities for the first nine months of 2016 was principally due to calls, maturities and pay-downs of the loans underlying these securities.

During the first nine months of 2016, interest and fees on LHFS and LHFI-FTE increased $20.5 million, or 9.6%, when compared to the same time period in 2015, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 14 basis points to 4.18% as a result of downward repricing of LHFI due to the current low interest rate environment and related competitive pressures.  During the first nine months of 2016, interest and fees on acquired loans decreased $17.4 million, or 44.3%, compared to the same time period in 2015, due to declines in accretion income and recoveries on settlement of debt as acquired loans continue to pay-down as anticipated.  As a result, the yield on acquired loans for the first nine months of 2016 decreased to 8.38% compared to 10.87% during the first nine months of 2015.  As a result of these factors, interest income-FTE increased $1.1 million, or 0.3%, when the first nine months of 2016 is compared to the same time period in 2015.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 3.99% for the first nine months of 2015 to 3.75% for the first nine months of 2016, a decrease of 24 basis points.

Average interest-bearing liabilities for the first nine months of 2016 totaled $8.265 billion compared to $7.832 billion for the same time period in 2015, an increase of $433.0 million, or 5.5%.  The increase in average interest-bearing liabilities was principally due to the increase in average other borrowings partially offset by a decline in average interest-bearing deposits.  Average other borrowings increased $656.0 million when the first nine months of 2016 is compared to the first nine months of 2015, primarily reflecting the increased balance of long-term FHLB advances obtained from the FHLB of Dallas as Trustmark chose to utilize these less costly sources of funding, partially offset by the maturity of a $6.5 million FHLB advance with the FHLB of Atlanta, which was acquired in the BancTrust merger, during the fourth quarter of 2015.  Average interest-bearing deposits for the first nine months of 2016 decreased $235.8 million, or 3.4%, when compared to the same time period in 2015, principally due to declines in average time deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.

Total interest expense for the first nine months of 2016 increased $2.8 million, or 18.7%, when compared with the same time period in 2015, principally due to the increase in other interest expense.  Other interest expense for the first nine months of 2016 increased $2.3 million, or 46.2%, when compared to the same time period in 2015 primarily due to the increase in FHLB advances with the FHLB of Dallas, while the rate on other borrowings declined from 1.61% for the first nine months of 2015 to 0.92% for the first nine months of 2016.  The decline in the rate on other borrowings for the first nine months of 2016 was principally due to the FHLB advances outstanding during the first nine months of 2016 having a much lower interest rate than those advances outstanding during the first nine months of 2015, primarily as a result of the $6.5 million FHLB advance acquired in the BancTrust merger which expired in the fourth quarter of 2015.  During the first nine months of 2016, interest expense on federal funds purchased and securities sold under repurchase agreements increased $719 thousand, while the rate on federal funds purchased and securities sold under repurchase agreements increased 19 basis points to 0.34% when compared to the first nine months of 2015.  The increase in the rate on federal funds purchased and securities sold under repurchase agreements for the first nine months of 2016 was primarily due to the increase in rates by the FRB.  As a result of these factors, the overall yield on interest-bearing liabilities increased 3 basis points to 0.29% when the first nine months of 2016 is compared with the first nine months of 2015.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2016			2015

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,352	$5	1.47%	$1,167	$2	0.68%
Securities - taxable	3,364,162	19,351	2.29%	3,421,436	20,264	2.35%
Securities - nontaxable	129,412	1,388	4.27%	152,568	1,609	4.18%
Loans (LHFS and LHFI)	7,658,089	80,649	4.19%	6,771,947	72,951	4.27%
Acquired loans	317,273	6,781	8.50%	440,244	11,607	10.46%
Other earning assets	68,706	223	1.29%	58,534	392	2.66%
Total interest-earning assets	11,538,994	108,397	3.74%	10,845,896	106,825	3.91%
Cash and due from banks	299,670			266,174
Other assets	1,243,854			1,286,189
Allowance for loan losses, net	(82,301)			(84,482)
Total Assets	$13,000,217			$12,313,777

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,616,590	3,208	0.19%	$6,760,033	3,147	0.18%
Federal funds purchased and securities sold under repurchase agreements	481,071	411	0.34%	528,232	205	0.15%
Other borrowings	1,174,412	2,603	0.88%	647,937	1,811	1.11%
Total interest-bearing liabilities	8,272,073	6,222	0.30%	7,936,202	5,163	0.26%
Noninterest-bearing demand deposits	3,060,331			2,771,186
Other liabilities	136,971			137,134
Shareholders' equity	1,530,842			1,469,255
Total Liabilities and Shareholders' Equity	$13,000,217			$12,313,777
Net Interest Margin		102,175	3.52%		101,662	3.72%

Less tax equivalent adjustment		4,611			4,056

Net Interest Margin per Consolidated Statements of Income		$97,564			$97,606

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,000	$10	1.34%	$650	$4	0.82%
Securities - taxable	3,351,572	58,839	2.35%	3,377,246	59,581	2.36%
Securities - nontaxable	135,038	4,314	4.27%	159,973	5,086	4.25%
Loans (LHFS and LHFI)	7,503,842	234,661	4.18%	6,630,143	214,155	4.32%
Acquired loans	348,369	21,854	8.38%	482,807	39,242	10.87%
Other earning assets	66,477	653	1.31%	48,759	1,177	3.23%
Total interest-earning assets	11,406,298	320,331	3.75%	10,699,578	319,245	3.99%
Cash and due from banks	284,295			276,151
Other assets	1,245,988			1,292,685
Allowance for loan losses, net	(82,351)			(83,611)
Total Assets	$12,854,230			$12,184,803

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,692,936	9,368	0.19%	$6,928,711	9,598	0.19%
Federal funds purchased and securities sold under repurchase agreements	495,535	1,246	0.34%	482,740	527	0.15%
Other borrowings	1,076,822	7,420	0.92%	420,841	5,074	1.61%
Total interest-bearing liabilities	8,265,293	18,034	0.29%	7,832,292	15,199	0.26%
Noninterest-bearing demand deposits	2,941,795			2,762,064
Other liabilities	134,287			136,754
Shareholders' equity	1,512,855			1,453,693
Total Liabilities and Shareholders' Equity	$12,854,230			$12,184,803

Net Interest Margin		302,297	3.54%		304,046	3.80%

Less tax equivalent adjustment		13,616			12,099

Net Interest Margin per Consolidated Statements of Income		$288,681			$291,947

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI totaled $4.3 million and $9.1 million, respectively, for the three and nine months ended September 30, 2016, an increase of $1.8 million and $3.8 million, respectively, when compared to the same time periods in 2015.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The decrease in the provision for loan losses, acquired loans during the third quarter of 2016 when compared to the third quarter of 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust and Heritage.  The increase in the provision for loan losses, acquired loans during the first nine months of 2016 when compared to the same time period in 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from Bay Bank, an increase in charge-offs of acquired loans from Bay Bank, and a decrease in recoveries of acquired loans primarily from BancTrust partially offset by a decrease in charge-offs of acquired loans from both Heritage and BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
BancTrust	$711	$1,335	$3,066	$3,043
Bay Bank	58	(112)	6	(224)
Heritage	(78)	33	(465)	(391)
Total provision for loan losses, acquired loans	$691	$1,256	$2,607	$2,428

Noninterest Income

Noninterest income represented 31.4% and 31.5% of total revenue, before securities losses, net, for the three and nine months ended September 30, 2016, respectively, compared to 32.0% and 31.4% of total revenue, before securities losses, net, for the three and nine months ended September 30, 2015, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Service charges on deposit accounts	$11,677	$12,400	$(723)	-5.8%	$33,809	$35,405	$(1,596)	-4.5%
Bank card and other fees	6,756	6,964	(208)	-3.0%	21,110	21,142	(32)	-0.2%
Mortgage banking, net	7,364	7,443	(79)	-1.1%	22,784	25,889	(3,105)	-12.0%
Insurance commissions	10,074	9,906	168	1.7%	28,305	27,923	382	1.4%
Wealth management	7,571	7,790	(219)	-2.8%	22,987	23,538	(551)	-2.3%
Other, net	1,274	1,470	(196)	-13.3%	3,534	(18)	3,552	n/m
Total Noninterest Income before securities losses, net	44,716	45,973	(1,257)	-2.7%	132,529	133,879	(1,350)	-1.0%
Security losses, net	—	—	—	—	(310)	—	(310)	n/m
Total Noninterest Income	$44,716	$45,973	$(1,257)	-2.7%	$132,219	$133,879	$(1,660)	-1.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts for both the three and nine months ended September 30, 2016 when compared to the same time periods in 2015 was primarily due to a decrease in the number of occurrences resulting in a non-sufficient funds or overdraft charge.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Mortgage servicing income, net	$5,271	$4,906	$365	7.4%	$15,506	$14,499	$1,007	7.0%
Change in fair value-MSR from runoff	(2,862)	(2,636)	(226)	8.6%	(7,367)	(7,436)	69	-0.9%
Gain on sales of loans, net	6,410	4,479	1,931	43.1%	14,481	13,309	1,172	8.8%
Other, net	(299)	215	(514)	n/m	2,841	1,666	1,175	70.5%
Mortgage banking income before hedge ineffectiveness	8,520	6,964	1,556	22.3%	25,461	22,038	3,423	15.5%
Change in fair value-MSR from market changes	381	(4,141)	4,522	n/m	(13,518)	(433)	(13,085)	n/m
Change in fair value of derivatives	(1,537)	4,620	(6,157)	n/m	10,841	4,284	6,557	n/m
Net (negative) positive hedge ineffectiveness	(1,156)	479	(1,635)	n/m	(2,677)	3,851	(6,528)	n/m
Mortgage banking, net	$7,364	$7,443	$(79)	-1.1%	$22,784	$25,889	$(3,105)	-12.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in net revenue from mortgage banking for the three months ended September 30, 2016 when compared to the same time period in 2015 was principally due to a net negative hedge ineffectiveness in the third quarter of 2016 compared to a net positive hedge ineffectiveness in the third quarter of 2015, which was mostly offset by an increase in gain on sale of loans, net.  The decrease in net revenue from mortgage banking for the nine months ended September 30, 2016 when compared to the same time period in 2015 was principally due to a net negative hedge ineffectiveness in the first nine months of 2016 compared to a net positive hedge ineffectiveness in the first nine months of 2015 partially offset by increases in mortgage banking income due to the factors described below.  Mortgage loan production for the three and nine months ended September 30, 2016 was $487.9 million and $1.199 billion, respectively, an increase of $67.5 million, or 16.1%, and $57.6 million, or 5.0%, respectively, when compared to the same time periods in 2015.  Loans serviced for others totaled $6.265 billion at September 30, 2016, compared with $5.852 billion at September 30, 2015, an increase of $413.0 million, or 7.1%, primarily due to increased loan sales.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the three and nine months ended September 30, 2016 is compared to the same time periods in 2015, resulted from both higher profit margins from secondary marketing activities as well as higher volumes of loans sold.  Loan sales totaled $425.6 million for the three months ended September 30, 2016, an increase of $75.1 million, or 21.4%, when compared with the same time period in 2015.  Loan sales totaled $1.016 billion for the nine months ended September 30, 2016, an increase of $85.8 million, or 9.2%, when compared with the same time period in 2015.  The increase in loans sales for the first nine months of 2016 when compared to the same time period in 2015 was primarily due to Trustmark’s decision during 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The decrease in other mortgage banking income, net when comparing the three months ended September 30, 2016 with the same time period in 2015 primarily resulted from the negative net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the third quarter of 2016 compared to a positive net valuation adjustment during the third quarter of 2015, which was principally due to larger declines in volumes during the three months ended September 30, 2016.  The increase in other mortgage banking income, net when comparing the first nine months of 2016 with the same time period in 2015 primarily resulted from an increase in the positive net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in volumes and profit margins during the first nine months of 2016.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 15 – Fair Value set forth in Part I. Item 1. – Financial Statements – of this report.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,479)	$(2,083)	$(396)	19.0%	$(7,437)	$(7,035)	$(402)	5.7%
(Decrease) Increase in FDIC indemnification asset	(72)	82	(154)	n/m	(289)	(2,686)	2,397	-89.2%
Increase in life insurance cash surrender value	1,746	1,687	59	3.5%	5,140	5,035	105	2.1%
Other miscellaneous income	2,079	1,784	295	16.5%	6,120	4,668	1,452	31.1%
Total other, net	$1,274	$1,470	$(196)	-13.3%	$3,534	$(18)	$3,552	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when the first nine months of 2016 are compared to the same time period in 2015 was primarily the result of a decrease in the net reduction of the FDIC indemnification asset and increases in other miscellaneous income.  The increase in other miscellaneous income for the first nine months of 2016 compared to the same time period in 2015 was principally due to a decrease in the net loss on the sale of premises and equipment due to a loss recorded during the first nine months of 2015 on the sale of a former bank branch acquired in the February 2013 merger with BancTrust and an increase in other miscellaneous income related to various vendor contract bonuses and settlements received during the second quarter of 2016 as well as a one-time arrangement fee received during the third quarter of 2016.  The decrease in the net reduction of the FDIC indemnification asset for the nine months ended September 30, 2016 was principally due to the decline in the balance of the FDIC indemnification asset as a result of amortization and valuation adjustments over the life of the loss share agreements as well as the expiration of a loss share agreement with the FDIC on June 30, 2016.  See the section caption “Acquired Loans” for further discussion of the acquired loans covered by loss share agreements with the FDIC.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$57,250	$58,270	$(1,020)	-1.8%	$181,469	$172,832	$8,637	5.0%
Services and fees	14,947	14,691	256	1.7%	43,944	43,817	127	0.3%
Net occupancy-premises	6,440	6,580	(140)	-2.1%	18,556	19,014	(458)	-2.4%
Equipment expense	6,063	5,877	186	3.2%	18,053	17,754	299	1.7%
Other real estate expense:
Write-downs	671	2,156	(1,485)	-68.9%	3,653	3,526	127	3.6%
Net (gain)/loss on sale	(2,706)	107	(2,813)	n/m	(6,152)	(2,063)	(4,089)	n/m
Carrying costs	722	1,122	(400)	-35.7%	2,560	3,958	(1,398)	-35.3%
Total other real estate expense	(1,313)	3,385	(4,698)	n/m	61	5,421	(5,360)	-98.9%
FDIC assessment expense	2,911	2,559	352	13.8%	8,681	8,114	567	7.0%
Other expense	11,610	12,198	(588)	-4.8%	36,267	36,090	177	0.5%
Total noninterest expense	$97,908	$103,560	$(5,652)	-5.5%	$307,031	$303,042	$3,989	1.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  During the second quarter of 2016, Trustmark completed a voluntary ERP as a proactive measure to manage noninterest expense.  As a result of the ERP, 188 of the eligible associates retired by June 30, 2016.  The ERP resulted in a one-time charge of $9.3 million to noninterest expense ($9.1 million included in salaries and employee benefits expense and $230 thousand included in other expense) during the second quarter of 2016 and $236 thousand of noninterest expense included in salaries and employee benefits expense during the third quarter of 2016.

Salaries and Employee Benefits

The decrease in salaries and employee benefits, the largest category of noninterest expense, for the three months ended September 30, 2016 when compared to the same time period in 2015 was principally due to the ERP completed during the second quarter of 2016.  During the third quarter of 2016, Trustmark realized cost savings related to the ERP of $1.9 million in salaries and employee benefits expense, which was partially offset by the $236 thousand of additional pension expense related to the ERP, which resulted from additional settlements from pension lump sum elections, and $664 thousand of non-routine pension expense resulting from the de-risking strategy implemented for the plan assets in anticipation of the termination of the Plan on December 31, 2016.  The increase in salaries and employee benefits for the nine months ended September 30, 2016 when compared to the same time period in 2015 was principally due to the ERP completed during the second quarter of 2016 and higher commission expense resulting from increased mortgage and insurance production.  Excluding the non-routine expenses related to the ERP and the Plan termination, salaries and employee benefits for the nine months ended September 30, 2016 decreased $1.3 million, or 0.8%, when compared to the same time period in 2015.

Other Real Estate Expense

The decrease in other real estate expense for the three months ended September 30, 2016 compared with the same time period in 2015 was principally due to an increase in the net gain on the sale of other real estate and a decrease in write-downs of other real estate as well as declines in other real estate taxes.  The decrease in other real estate expense for the nine months ended September 30, 2016 compared with the same time period in 2015 was principally due to an increase in the net gain on the sale of other real estate as well as declines in other real estate carrying costs.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate.”

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Loan expense	$3,336	$3,416	$(80)	-2.3%	$9,403	$9,479	$(76)	-0.8%
Amortization of intangibles	1,692	1,942	(250)	-12.9%	5,180	5,892	(712)	-12.1%
Other miscellaneous expense	6,582	6,840	(258)	-3.8%	21,684	20,719	965	4.7%
Total other expense	$11,610	$12,198	$(588)	-4.8%	$36,267	$36,090	$177	0.5%

The increase in other expenses for the nine months ended September 30, 2016 when compared to the same time period in 2015 was principally due to increases in other miscellaneous expenses, primarily resulting from higher customer-related fraud losses, a property valuation adjustment recorded during the second quarter of 2016 related to properties transferred to assets held for sale and non-routine expenses related to the ERP during the second quarter of 2016, partially offset by a decline in franchise taxes.  As previously reported, during the second quarter of 2016, Trustmark continued its measured approach to the optimization of its retail delivery channels by closing six branches with limited growth opportunities in the Alabama, Florida and Mississippi market regions.  These six branches and a property previously purchased in anticipation of a future branch were transferred to assets held for sale during the second quarter at the lower of the current net book value or the fair value less costs to sell.  A property valuation adjustment of $750 thousand was recorded as a result of transferring these properties to assets held for sale.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 17 – Segment Information included in Part I. Item 1. – Financial Statements – of this report.  The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2016 and 2015.

General Banking

Net interest income for the General Banking Division decreased $3.5 million, or 1.2%, when the nine months ended September 30, 2016 is compared with the same time period in 2015.  The decline in net interest income was mostly due to declines in interest and fees on acquired loans and an increase in other interest expense, which were partially offset by increases in interest and fees on LHFS and LHFI.  The provision for loan losses, net for the nine months ended September 30, 2016 totaled $11.7 million compared to $7.8 million for the same period in 2015, an increase of $4.0 million, or 51.2%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division decreased $1.2 million, or 1.5%, during the first nine months of 2016 compared to the same time period in 2015.  Noninterest income for the General Banking Division represented 22.0% of total revenues for this segment for the first nine months of 2016 as opposed to 22.1% for the same time period in 2015.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities losses, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $4.7 million, or 1.8%, during the first nine months of 2016 compared with the same time period in 2015, principally due to the non-routine expenses related to the ERP, increased commission expense as a result of higher mortgage loan production and non-routine pension expense resulting from the de-risking strategy implemented for the plan assets in anticipation of the termination of the Plan, partially offset by declines in other real estate expense.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first nine months of 2016, net income for the Wealth Management Division increased $465 thousand, or 17.5%, when compared to the same time period in 2015.  Net interest income for the Wealth Management Division increased $377 thousand when the first nine months of 2016 is compared to the same time period in 2015 due to an increase in the interest income earned on deposit accounts held by the Wealth Management Division.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $796 thousand, or 3.4%, when the first nine months of 2016 are compared to the same time period in 2015.  The decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in commissions and annuity income generated by the brokerage services unit and trust fees related to retirement planning and personal estate services, partially offset by an increase in trust asset management fee income from mutual funds and custody services.  Noninterest expense for the Wealth Management Division decreased $1.2 million, or 6.1%, during the first nine months of 2016 compared to the same time period in 2015, principally due to decreases in salaries and employee benefits, primarily due to lower commissions and salary expense, and data processing charges related to software as well as a gain recorded in other expense during the first quarter of 2016 related to the recapture of funds from a trust account.

At September 30, 2016 and 2015, Trustmark held assets under management and administration of $10.777 billion and $10.285 billion, respectively, and brokerage assets of $1.619 billion and $1.557 billion, respectively.

Insurance

Net income for the Insurance Division during the first nine months of 2016 decreased $167 thousand, or 3.9%, compared to the same time period in 2015.  Noninterest income for the Insurance Division increased $383 thousand, or 1.4%, when the first nine months of 2016 are compared to the same time period in 2015.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $10.1 million for the third quarter of 2016, an increase of $168 thousand, or 1.7%, compared to the third quarter of 2015, and an increase of $437 thousand, or 4.5%, compared to the second quarter of 2016.  The increase in insurance commissions during the first nine months of 2016 when compared to the same time period in 2015 was primarily due to new business commission volume primarily in group health coverage partially offset by declines in business commission volume primarily in personal property and casualty coverage.  Growth in new business commission volumes reflected both a continued focus on new business and the addition of experienced account executives with an established book of business during 2015.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $502 thousand, or 2.4%, when the first nine months of 2016 is compared to the same time period in 2015, primarily due to higher salaries and commissions expense resulting from modest general merit increases and improved performance.

Income Taxes

For the three and nine months ended September 30, 2016, Trustmark’s combined effective tax rate was 21.4% and 22.2%, respectively, compared to 21.6% and 23.3%, respectively, for the same time periods in 2015.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $11.406 billion, or 88.7% of total average assets, at September 30, 2016, compared to $10.700 billion, or 87.8% of total average assets, at September 30, 2015, an increase of $706.7 million, or 6.6%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased to 3.9 years at September 30, 2016, compared to 5.2 years at December 31, 2015.

When compared with December 31, 2015, total investment securities increased by $20.9 million, or 0.6%, during the first nine months of 2016.  This increase resulted primarily from purchases of government-sponsored enterprise (GSE) guaranteed securities and improvements in the fair market value of the available for sale securities, which were largely offset by maturities and pay-downs of the loans underlying these securities.  Trustmark sold $25.0 million of securities during the first nine months of 2016, which generated a net loss of $310 thousand, compared to no securities sold during the first nine months of 2015.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $25.7 million ($15.8 million net of tax) compared to $34.0 million ($21.0 million net of tax) at December 31, 2015.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At September 30, 2016, available for sale securities totaled $2.411 billion, which represented 67.8% of the securities portfolio, compared to $2.345 billion, or 66.4%, at December 31, 2015.  At September 30, 2016, unrealized gains, net on available for sale securities totaled $38.2 million compared to $5.9 million at December 31, 2015.  At September 30, 2016, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2016, held to maturity securities totaled $1.143 billion and represented 32.2% of the total securities portfolio, compared with $1.188 billion, or 33.6%, at December 31, 2015.

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

As of September 30, 2016, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2016 ($ in thousands):

	September 30, 2016
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,251,235	94.9%	$2,286,307	94.8%
Aa1 to Aa3	78,255	3.3%	80,493	3.4%
A1 to A3	362	—	369	—
Baa1 to Baa3	221	—	220	—
Not Rated (1)	42,647	1.8%	43,558	1.8%
Total securities available for sale	$2,372,720	100.0%	$2,410,947	100.0%

Securities Held to Maturity
Aaa	$1,090,297	95.4%	$1,117,552	95.3%
Aa1 to Aa3	39,783	3.5%	41,965	3.6%
A1 to A3	389	—	391	—
Baa1 to Baa3	421	—	441	—
Not Rated (1)	12,344	1.1%	12,752	1.1%
Total securities held to maturity	$1,143,234	100.0%	$1,173,101	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2016, approximately 94.8% of the available for sale securities and 95.4% of the held to maturity securities were rated Aaa.

LHFS

At September 30, 2016, LHFS totaled $242.1 million, consisting of $204.8 million of residential real estate mortgage loans in the process of being sold to third parties and $37.3 million of GNMA optional repurchase loans.  At December 31, 2015, LHFS totaled $160.2 million, consisting of $124.2 million of residential real estate mortgage loans in the process of being sold to third parties and $36.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During the first quarter of 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans were no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for the first nine months of 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements – of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$766,685	10.2%	$824,723	11.6%
Secured by 1- 4 family residential properties	1,592,453	21.2%	1,649,501	23.3%
Secured by nonfarm, nonresidential properties	1,916,153	25.6%	1,736,476	24.5%
Other real estate secured	317,680	4.2%	211,228	3.0%
Commercial and industrial loans	1,421,382	19.0%	1,343,211	18.9%
Consumer loans	170,073	2.3%	169,135	2.4%
State and other political subdivision loans	875,973	11.7%	734,615	10.4%
Other loans	438,805	5.8%	422,496	5.9%
LHFI	$7,499,204	100.0%	$7,091,385	100.0%

LHFI increased $407.8 million, or 5.8%, compared to December 31, 2015.  The increase in LHFI during the first nine months of 2016 represented net growth across all five of Trustmark’s market regions, primarily in the loans secured by real estate, state and other political subdivision loans categories and commercial and industrial loans.

LHFI secured by real estate increased $171.0 million, or 3.9%, during the first nine months of 2016 as growth in the Alabama, Texas, Mississippi and Florida market regions was partially offset by declines in the Tennessee market region.  LHFI secured by construction, land development and other land decreased $58.0 million, or 7.0%, during the first nine months of 2016, primarily due to other construction loans that were moved to the appropriate permanent categories partially offset by new loans primarily in the other construction loans and 1-4 family construction categories.  During the first nine months of 2016, $441.4 million in other construction loans were moved to the appropriate permanent categories upon completion, including $257.8 million in non-owner occupied, $71.6 million in owner occupied, $111.8 million in multi-family residential and $283 thousand in state and other political subdivision loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $363.4 million for the first nine months of 2016.  The 1-4 family construction loan portfolio increased $14.6 million, or 9.5%, during the first nine months of 2016, principally due to growth in Trustmark’s Alabama, Texas and Tennessee market regions.

The commercial real estate loan portfolio increased $179.7 million, or 10.3%, during the first nine months of 2016, principally due to construction loans that moved to permanent financing.  Excluding the reclassifications from other construction loans, the commercial real estate loans portfolio declined $150.3 million, or 8.7%, during the first nine months of 2016.  The decrease in the commercial real estate loan portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in all five of Trustmark’s market regions as well as declines in owner occupied loans in the Mississippi, Texas and Tennessee market regions.  Other real estate secured LHFI increased $106.5 million, or 50.4%, during the first nine months of 2016, primarily due to multi-family residential loans in Trustmark’s Texas, Tennessee, Mississippi and Alabama market regions that were moved from other construction loans to permanent financing.  Excluding all reclassifications between loan categories, other real estate secured LHFI decreased $16.6 million, or 7.9%, during the first nine months of 2016.  LHFI secured by 1-4 family residential properties declined $57.0 million, or 3.5%, during the first nine month of 2016, reflecting declines in the Mississippi, Tennessee, Texas and Florida market regions partially offset by growth in the Alabama market region.  The decline in LHFI secured by 1-4 family residential properties reflects Trustmark’s decision in 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

The commercial and industrial loan portfolio increased $78.2 million, or 5.8%, during the first nine months of 2016, due to growth in the Tennessee, Alabama and Florida market regions, partially offset by declines in the Mississippi and Texas market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At September 30, 2016 and December 31, 2015, energy-related LHFI had outstanding balances of approximately $255.7 million and $213.0 million, respectively, which represented approximately 3.4% of Trustmark’s total LHFI portfolio at September 30, 2016 compared to approximately 3.0% of the total LHFI portfolio at December 31, 2015.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $141.4 million, or 19.2%, during the first nine months of 2016 principally due to growth in traditional public finance loans, such as investments that entail the use of tax anticipation notes, public school improvements, facility improvements and renovations, in all five of Trustmark’s market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $16.3 million, or 3.9%, during the first nine months of 2016, which primarily represented growth in Trustmark’s Tennessee, Mississippi and Alabama market regions partially offset by declines in the Texas market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2016	December 31, 2015
Home equity loans	$54,009	$61,635
Home equity lines of credit	382,172	376,998
Percentage of loans and lines for which Trustmark holds first lien	59.1%	58.9%
Percentage of loans and lines for which Trustmark does not hold first lien	40.9%	41.1%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2016 and December 31, 2015 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$226,515	$540,170	$766,685
Secured by 1- 4 family residential properties	1,543,286	49,167	1,592,453
Secured by nonfarm, nonresidential properties	1,098,404	817,749	1,916,153
Other real estate secured	148,036	169,644	317,680
Commercial and industrial loans	494,052	927,330	1,421,382
Consumer loans	149,988	20,085	170,073
State and other political subdivision loans	779,194	96,779	875,973
Other loans	191,134	247,671	438,805
LHFI	$4,630,609	$2,868,595	$7,499,204

	December 31, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$311,049	$513,674	$824,723
Secured by 1- 4 family residential properties	1,573,640	75,861	1,649,501
Secured by nonfarm, nonresidential properties	1,116,689	619,787	1,736,476
Other real estate secured	160,147	51,081	211,228
Commercial and industrial loans	611,198	732,013	1,343,211
Consumer loans	149,742	19,393	169,135
State and other political subdivision loans	682,028	52,587	734,615
Other loans	210,186	212,310	422,496
LHFI	$4,814,679	$2,276,706	$7,091,385

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

The following table presents the LHFI composition by region at September 30, 2016 and reflects a diversified mix of loans by region ($ in thousands):

	September 30, 2016
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$766,685	$138,256	$64,664	$269,498	$55,915	$238,352
Secured by 1-4 family residential properties	1,592,453	73,672	47,011	1,350,883	103,739	17,148
Secured by nonfarm, nonresidential properties	1,916,153	264,483	164,480	890,783	135,327	461,080
Other real estate secured	317,680	22,415	3,934	144,864	17,762	128,705
Commercial and industrial loans	1,421,382	150,892	18,288	683,042	288,595	280,565
Consumer loans	170,073	20,109	3,688	126,228	17,917	2,131
State and other political subdivision loans	875,973	76,432	29,602	554,403	32,607	182,929
Other loans	438,805	37,715	18,716	300,260	61,811	20,303
LHFI	$7,499,204	$783,974	$350,383	$4,319,961	$713,673	$1,331,213

Construction, Land Development and Other Land Loans by Region
Lots	$58,673	$14,008	$19,480	$20,700	$1,831	$2,654
Development	49,186	6,315	7,246	20,929	619	14,077
Unimproved land	110,549	15,868	16,764	43,079	17,028	17,810
1-4 family construction	169,657	43,729	9,821	70,614	2,877	42,616
Other construction	378,620	58,336	11,353	114,176	33,560	161,195
Construction, land development and other land loans	$766,685	$138,256	$64,664	$269,498	$55,915	$238,352

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$290,139	$67,751	$36,384	$111,629	$21,601	$52,774
Office	232,940	32,747	31,247	78,121	6,212	84,613
Nursing homes/assisted living	97,159	—	—	90,351	6,808	—
Hotel/motel	192,610	46,418	21,482	50,589	25,916	48,205
Mini-storage	111,854	9,070	5,445	53,399	183	43,757
Industrial	88,693	9,498	9,236	24,944	5,254	39,761
Health care	25,162	2,587	837	21,738	—	—
Convenience stores	18,980	1,564	—	10,130	1,030	6,256
Other	70,253	5,814	10,879	22,849	2,841	27,870
Total non-owner occupied loans	1,127,790	175,449	115,510	463,750	69,845	303,236
Owner-occupied:
Office	144,046	15,775	23,995	77,336	6,971	19,969
Churches	86,329	8,785	2,125	44,829	23,370	7,220
Industrial warehouses	126,365	6,409	3,788	60,487	10,553	45,128
Health care	123,856	20,153	6,963	69,296	7,983	19,461
Convenience stores	87,992	7,466	2,375	53,596	1,204	23,351
Retail	35,657	3,983	5,127	20,749	2,048	3,750
Restaurants	32,028	3,593	1,149	21,656	3,529	2,101
Auto dealerships	14,542	8,944	42	4,393	1,163	—
Other	137,548	13,926	3,406	74,691	8,661	36,864
Total owner-occupied loans	788,363	89,034	48,970	427,033	65,482	157,844
Loans secured by nonfarm, nonresidential properties	$1,916,153	$264,483	$164,480	$890,783	$135,327	$461,080

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

At September 30, 2016, the allowance for loan losses, LHFI, was $70.9 million, an increase of $3.3 million, or 4.8%, when compared with December 31, 2015.  The increase in the allowance for loan loss was principally due to an increase in the required qualitative reserve for commercial LHFI across all five of Trustmark’s market regions during the first nine months of 2016, partially offset by a decline in the required specific reserve for impaired LHFI primarily in the Mississippi, Texas and Alabama market regions.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 256.56% at September 30, 2016, compared to 210.32% at December 31, 2015 due to the increase in the allowance for loan losses, LHFI balance and a decrease in specifically reviewed impaired LHFI during the first nine months of 2016.  Allocation of Trustmark’s $70.9 million allowance for loan losses, LHFI, represented 1.02% of commercial LHFI and 0.68% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.95% as of September 30, 2016.  This compares with an allowance to total LHFI of 0.95% at December 31, 2015, which was allocated to commercial LHFI at 1.05% and to consumer and mortgage LHFI at 0.66%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,796	$6,699	$2,853	$44,510	$5,834	$11,900
LHFI charged-off	(8,279)	(126)	(33)	(3,945)	(258)	(3,917)
Recoveries	3,070	88	202	1,461	184	1,135
Net (charge-offs) recoveries	(5,209)	(38)	169	(2,484)	(74)	(2,782)
Provision for loan losses, LHFI	4,284	132	31	703	151	3,267
Balance at end of period	$70,871	$6,793	$3,053	$42,729	$5,911	$12,385

	Three Months Ended September 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,166	$4,671	$4,074	$45,436	$6,734	$10,251
LHFI charged-off	(11,406)	(245)	(101)	(9,185)	(677)	(1,198)
Recoveries	3,333	82	1,191	1,794	229	37
Net (charge-offs) recoveries	(8,073)	(163)	1,090	(7,391)	(448)	(1,161)
Provision for loan losses, LHFI	2,514	(70)	(1,430)	4,221	(1,050)	843
Balance at end of period	$65,607	$4,438	$3,734	$42,266	$5,236	$9,933

	Nine Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,184	$5,230	$10,970
LHFI charged-off	(14,893)	(777)	(459)	(7,215)	(972)	(5,470)
Recoveries	9,022	240	1,897	5,042	638	1,205
Net (charge-offs) recoveries	(5,871)	(537)	1,438	(2,173)	(334)	(4,265)
Provision for loan losses, LHFI	9,123	1,861	(1,151)	1,718	1,015	5,680
Balance at end of period	$70,871	$6,793	$3,053	$42,729	$5,911	$12,385

	Nine Months Ended September 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,616	$3,647	$3,920	$47,290	$5,674	$9,085
LHFI charged-off	(18,688)	(795)	(1,579)	(13,333)	(1,243)	(1,738)
Recoveries	9,347	272	2,158	4,771	906	1,240
Net (charge-offs) recoveries	(9,341)	(523)	579	(8,562)	(337)	(498)
Provision for loan losses, LHFI	5,332	1,314	(765)	3,538	(101)	1,346
Balance at end of period	$65,607	$4,438	$3,734	$42,266	$5,236	$9,933

Charge-offs exceeded recoveries for the three and nine months ended September 30, 2016 and 2015.  Net charge-offs for the three and nine months ended September 30, 2016 totaled $5.2 million and $5.9 million, a decrease of $2.9 million, or 35.5%, and $3.5 million, or 37.1%, respectively, when compared to the same time periods in 2015.  The decrease in net charge-offs when the three and nine months ended September 30, 2016 is compared to the same time periods in 2015 was primarily due to declines in the net charge-offs in the Mississippi market region, partially offset by an increase in net charge-offs in the Texas market region.  Net charge-offs for the third quarter of 2016 increased $4.7 million when compared to the second quarter of 2016, principally due to the charge off of several substandard credits in Trustmark’s Texas and Mississippi market regions during the third quarter of 2016.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first nine months of 2016 totaled 0.16% of average loans (LHFS and LHFI), compared with 0.11% of average loans (LHFS and LHFI) for the same time period in 2015.  The increase in the provision for loan losses, LHFI for the third quarter of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015, growth in the LHFI portfolio and increased required reserves for commercial LHFI, partially offset by a decrease in net charge-offs of LHFI and a decline in the amount of specific reserve required for impaired LHFI, primarily in the Mississippi market region, when compared to the third quarter of 2015.  The increase in the provision for loan losses, LHFI for the first nine months of 2016 primarily reflects the net effect of revisions to the allowance for loan loss methodology for LHFI during 2015 and growth in the LHFI portfolio and an increase in the amount of reserves required related to commercial LHFI in the Mississippi, Texas and Alabama market regions, partially offset by a decreases in the amount of charge-offs as well as specific reserves required related to impaired LHFI in the Mississippi market regions when compared to the first nine months of 2015.  For a complete description of the revisions made to Trustmark’s allowance for loan loss methodology during 2015, please see Note 5 –LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2015 Annual Report on Form 10-K.

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of nonperforming assets, excluding acquired loans and covered other real estate, by geographic market region at September 30, 2016 and December 31, 2015 ($ in thousands):

	September 30, 2016	December 31, 2015
Nonaccrual LHFI
Alabama	$1,403	$1,776
Florida	3,719	5,180
Mississippi	41,968	40,754
Tennessee	6,620	5,106
Texas	700	2,496
Total nonaccrual LHFI	54,410	55,312
Other real estate
Alabama	15,574	21,578
Florida	25,147	29,579
Mississippi	16,659	14,312
Tennessee	6,061	9,974
Texas	1,552	1,734
Total other real estate, excluding covered other real estate	64,993	77,177
Total nonperforming assets	$119,403	$132,489

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.53%	1.81%

Loans past due 90 days or more
LHFI	$953	$2,300

LHFS - Guaranteed GNMA serviced loans (1)	$25,570	$21,812

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2016, nonaccrual LHFI totaled $54.4 million, or 0.70% of total LHFS and LHFI, reflecting a decrease of $902 thousand, or 0.01% of total LHFS and LHFI, relative to December 31, 2015.  The decrease in nonaccrual LHFI was principally the result of substandard credits that were paid off or foreclosed in the Mississippi market region, returned to accrual status in the Florida market region, and charged off in the Mississippi and Texas market regions partially offset by LHFI migrating to nonaccrual status in the Mississippi, Florida and Tennessee market regions during the first nine months of 2016.  LHFI migrating to nonaccrual status in Trustmark’s Mississippi market region totaled approximately $24.1 million during the first nine months of 2016.  Of this total $16.2 million, or 67.1%, represented five substandard credits, three energy-related loans and two healthcare providers.  As of September 30, 2016, nonaccrual energy-related LHFI totaled $12.3 million and represented 4.8% of Trustmark’s total energy-related portfolio.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual/Impaired LHFI” included in Note 3 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate, Excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, at September 30, 2016 decreased $12.2 million, or 15.8%, when compared with December 31, 2015.  The decrease in other real estate, excluding covered other real estate, was primarily due to properties sold in Trustmark’s Florida, Alabama, Mississippi and Tennessee market regions as well as write-downs of properties in Trustmark’s Mississippi, Alabama, and Tennessee market regions partially offset by properties foreclosed in the Florida, Mississippi, Alabama and Tennessee market regions.

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of a loss-share agreement with the FDIC on June 30, 2016.  As of September 30, 2016, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,502	$18,031	$28,052	$14,435	$7,432	$1,552
Additions	13,748	89	7,534	5,910	215	—
Disposals	(17,586)	(2,186)	(10,476)	(2,888)	(2,036)	—
Write-downs	(671)	(360)	37	(798)	450	—
Balance at end of period	$64,993	$15,574	$25,147	$16,659	$6,061	$1,552

	Three Months Ended September 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$90,748	$21,849	$31,059	$14,094	$9,707	$14,039
Additions	6,300	3,425	833	1,155	886	1
Disposals	(11,715)	(1,390)	(1,577)	(940)	(544)	(7,264)
Write-downs	(1,378)	(903)	59	(288)	(209)	(37)
Adjustments	—	841	—	(841)	—	—
Balance at end of period	$83,955	$23,822	$30,374	$13,180	$9,840	$6,739

	Nine Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	21,972	1,683	10,524	8,819	946	—
Disposals	(30,494)	(6,544)	(14,680)	(5,206)	(3,882)	(182)
Write-downs	(3,662)	(1,143)	(276)	(1,266)	(977)	—
Balance at end of period	$64,993	$15,574	$25,147	$16,659	$6,061	$1,552

	Nine Months Ended September 30, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	26,832	9,043	4,565	3,248	1,079	8,897
Disposals	(33,015)	(6,534)	(8,492)	(6,195)	(1,373)	(10,421)
Write-downs	(2,371)	(724)	(1,023)	(429)	(158)	(37)
Adjustments	—	841	—	(841)	—	—
Balance at end of period	$83,955	$23,822	$30,374	$13,180	$9,840	$6,739

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, increased $1.3 million, or 54.5%, when the first nine months of 2016 is compared to the same time period in 2015.  The increase in write-downs on other real estate, excluding covered other real estate, during the first nine months of 2016 compared to the same time period in 2015 was primarily due to $1.6 million of reserves for other real estate write-downs used or released during the first nine months of 2015 in the Alabama, Tennessee and Mississippi market regions.

Other real estate in Trustmark’s Florida market region included $8.4 million of BancTrust properties foreclosed during the first nine months of 2016, $349 thousand of write-downs of BancTrust other real estate and the sale of $10.7 million of BancTrust other real estate in Florida during the first nine months of 2016.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $3.3 million during the first nine months of 2016.  During the third quarter of 2016, Trustmark foreclosed $7.5 million of BancTrust properties in the Florida market region, which principally consisted of two commercial properties totaling $7.2 million.  Trustmark subsequently sold one of these properties which totaled $6.0 million during the third quarter of 2016.

For additional information regarding other real estate, including covered other real estate, see Note 6 – Other Real Estate and Covered Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

As of September 30, 2016 and December 31, 2015, acquired loans consisted of the following ($ in thousands):

	September 30, 2016		December 31, 2015
	Noncovered	Covered (1)	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$25,040	$—	$41,623	$1,021
Secured by 1-4 family residential properties	72,689	3,912	86,950	10,058
Secured by nonfarm, nonresidential properties	110,606	—	135,626	4,638
Other real estate secured	20,903	—	23,860	1,286
Commercial and industrial loans	39,519	—	55,075	624
Consumer loans	3,878	—	5,641	—
Other loans	19,190	—	23,936	73
Acquired loans	291,825	3,912	372,711	17,700
Less allowance for loan losses, acquired loans	11,330	50	11,259	733
Net acquired loans	$280,495	$3,862	$361,452	$16,967

(1)Effective July 1, 2016, all acquired covered loans excluding the covered acquired loans secured by 1-4 family residential properties were reclassified to noncovered acquired loans.

Trustmark’s loss share agreement with the FDIC covering the acquired loans other than loans secured by 1-4 family residential properties expired on June 30, 2016.  Trustmark’s loss share agreement with the FDIC covering the acquired loans secured by 1-4 family residential properties will expire in 2021.  Effective July 1, 2016, all covered acquired loans excluding the covered acquired loans secured by 1-4 family residential properties were reclassified to noncovered acquired loans.

During the first nine months of 2016, noncovered and covered acquired loans declined $80.9 million, or 21.7%, and $13.8 million, or 77.9%, respectively, compared to balances at December 31, 2015.  The decrease in noncovered acquired loans during the first nine months of 2016 was primarily the result of pay-downs and pay-offs of these acquired loans partially offset by the covered acquired loans reclassified to noncovered acquired loans as a result of the expiration of the related loss share agreement with the FDIC.  Total acquired loans declined $94.7 million, or 24.3%, during the first nine months of 2016.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $25.0 million to $30.0 million during the fourth quarter of 2016.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the fourth quarter of 2016.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.  For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $9.686 billion at September 30, 2016 compared to $9.588 billion at December 31, 2015, an increase of $97.5 million, or 1.0%.  During the first nine months of 2016, noninterest-bearing deposits increased $112.9 million, or 3.8%, primarily due to growth in commercial demand deposit accounts partially offset by seasonal declines in public demand deposit accounts, while interest-bearing deposits decreased $15.4 million, or 0.2%, primarily due to declines in interest-bearing demand deposit accounts and certificates of deposit.  The increase in commercial demand deposit accounts during the first nine months of 2016 was principally due to growth in commercial regular demand deposit accounts, which was largely due to a large sale completed by a commercial customer during the third quarter of 2016.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $927.7 million at September 30, 2016, an increase of $74.1 million, or 8.7%, when compared with $853.7 million at December 31, 2015 as a result of the increase in earning assets, principally LHFI, out-pacing the growth in deposits.  Federal funds purchased and securities sold under repurchase agreements totaled $514.9 million at September 30, 2016 compared to $441.0 million at December 31, 2015, an increase of $73.9 million, or 16.8%.  Of these amounts $176.9 million and $144.0 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $338.0 million at September 30, 2016, an increase of $41.0 million when compared with $297.0 million at December 31, 2015 as Trustmark has chosen to use this attractively priced funding source.  Other short-term borrowings decreased $175 thousand during the first nine months of 2016.

Long-term FHLB Advances

Long-term FHLB advances totaled $751.1 million at September 30, 2016, an increase of $249.9 million, or 49.9%, when compared with $501.2 million at December 31, 2015.  During the second quarter of 2016, Trustmark obtained a $250.0 million long-term FHLB advance from the FHLB of Dallas.  Similar to the long-term advance obtained in December 2015, the advance has a variable rate and a two-year maturity.  Trustmark chose to utilize these long-term advances as a funding source due to the advantageous rates available in comparison to other sources of funding.

Defined Benefit Plans

As disclosed in Note 9 – Defined Benefit and Other Postretirement Benefits included in Part I. Item 1. – Financial Statements of this report, Trustmark maintains a noncontributory tax-qualified defined benefit pension plan (the Plan), in which substantially all associates who began employment prior to 2007 participate.  The Plan provides retirement benefits that are based on the length of credited service and final average compensation, as defined in the Plan, and vest upon three years of service.  Benefit accruals under the plan have been frozen since 2009, with the exception of certain associates covered through plans obtained in acquisitions that were subsequently merged into the Plan.  Other than the associates covered through these acquired plans that were merged into the Plan, associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participate in the Plan retain their right to receive benefits that accrued before the Plan was frozen.

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

In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation (PBGC) requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so.  Based on plan assets and PBGC rules as of June 30, 2016, Trustmark estimates that termination of the Plan would require approximately $67.0 million (after giving effect to the necessary transfer of plan assets to the Spin-Off Plan) to fully fund the Plan on a termination basis and would result in a one-time pension settlement expense of approximately $12.0 million.  Further, as a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 will be decreased from 6% to 2.5%.  Accordingly, Trustmark’s increased periodic benefit costs for the Plan during the third quarter of 2016 was $664 thousand.  Trustmark expects final distributions for the Plan to be made during the second quarter of 2017.  Participants in the Plan will have a choice of receiving a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier, subject to certain exceptions.  As a result of the termination of the Plan, each participant will become fully vested in his or her accrued benefits under the Plan.

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

Capital Resources

At September 30, 2016, Trustmark’s total shareholders’ equity was $1.535 billion, an increase of $61.7 million, or 4.2%, from its level at December 31, 2015.  During the first nine months of 2016, shareholders’ equity increased primarily as a result of net income of $79.5 million and an increase in the net unrealized gains on available for sale securities of $20.0 million, net of tax, partially offset by common stock dividends of $46.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2015 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes (the Notes).  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 14 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2016 and December 31, 2015.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2016 and 2015 were $0.69.  Trustmark’s indicated dividend for 2016 is $0.92 per common share, which is the same as dividends per common share in 2015.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.635 billion for the first nine months of 2016 and represented approximately 75.0% of average liabilities and shareholders’ equity, compared to average deposits of $9.691 billion, which represented 79.5% of average liabilities and shareholders’ equity for the first nine months of 2015.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2016, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $33.8 million compared to $42.3 million at December 31, 2015.

At September 30, 2016, Trustmark had $338.0 million in upstream federal funds purchased, compared to $297.0 million at December 31, 2015.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  The increase in upstream federal funds purchased was primarily the result of the increase in earning assets out-pacing the growth in deposits as Trustmark chose to utilize this attractively priced funding source.

Trustmark also maintains a relationship with the FHLB of Dallas, which provided $350.0 million of outstanding short-term advances and $750.0 million of outstanding long-term advances at September 30, 2016, compared to $350.0 million of outstanding short-term advances and $500.0 million of outstanding long-term advances at December 31, 2015.  Trustmark has chosen to utilize the long-term FHLB advances with the FHLB of Dallas as a funding source due to the advantageous rates available in comparison to other sources of funding.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.455 billion at September 30, 2016.  In addition, at September 30, 2016, Trustmark had $1.1 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.2 million at December 31, 2015.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2016, Trustmark had approximately $1.575 billion available in repurchase agreement capacity compared to $1.194 billion at December 31, 2015.  The increase in repurchase agreement capacity at September 30, 2016, was primarily due to an increase in the unencumbered investment portfolio balance resulting from a lower public deposit pledge requirement and the seasonal decline in public deposits.

Another borrowing source is the Discount Window.  At September 30, 2016, Trustmark had approximately $967.5 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $883.7 million at December 31, 2015.

TNB has outstanding $50.0 million in aggregate principal amount of the Notes due December 15, 2016.  At September 30, 2016, the carrying amount of the Notes was $50.0 million.  The Notes are unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2016, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2016 and 2015.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $708 thousand and $160 thousand at September 30, 2016 and December 31, 2015, respectively.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $442 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $497.2 million at September 30, 2016, with a positive valuation adjustment of $1.6 million, compared to $298.6 million, with a positive valuation adjustment of $1.4 million at December 31, 2015.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $338.5 million at September 30, 2016 compared to $264.5 million at December 31, 2015.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $1.2 million compared to a net positive ineffectiveness of $479 thousand for the three months ended September 30, 2016 and 2015, respectively, and a net negative ineffectiveness of $2.7 million compared to a net positive ineffectiveness of $3.9 million for the nine months ended September 30, 2016 and 2015, respectively.  The net negative ineffectiveness was primarily due to the tightening in the mortgage spread during the first nine months of 2016 compared the same time period in 2015.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $350.3 million related to this program, compared to $359.3 million as of December 31, 2015.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of September 30, 2016 and December 31, 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.9 million and $2.6 million, respectively.  As of September 30, 2016, Trustmark had posted collateral of $5.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2016 and December 31, 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.3 million and $14.8 million, respectively.  At September 30, 2016, Trustmark had entered into five risk participation agreements as a guarantor with an aggregate notional amount of $28.6 million compared to one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million at December 31, 2015.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2016 and December 31, 2015.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2016 and 2015.  At September 30, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2016	2015
+200 basis points	1.0%	-0.5%
+100 basis points	0.7%	-0.3%
-100 basis points	-6.8%	-4.8%

As shown in the table above, the interest rate shocks for the first nine months of 2016 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2016 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2016 and 2015.  At September 30, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2016	2015
+200 basis points	6.2%	1.8%
+100 basis points	4.1%	1.6%
-100 basis points	-10.4%	-7.7%

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

At September 30, 2016, the MSR fair value was approximately $65.5 million, compared to $69.8 million at September 30, 2015.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2016, would be a decline in fair value of approximately $2.7 million and $2.0 million, respectively, compared to a decline in fair value of approximately $2.5 million and $2.4 million, respectively, at September 30, 2015.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2015 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2016.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.

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

TNB has been named as a defendant in two separately filed but now consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints allege that the plaintiffs are vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs seek compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 9, 2015, the court granted TNB’s motion to add Mrs. Davis and Mr. W.K. Paine as cross-defendants.  Following a bench trial that concluded on January 20, 2016, the judge ordered the parties to enter into mandatory mediation.  On February 22, 2016, the mediator reported to the judge that the mediation had failed to resolve the matter.  All post-trial briefings have been completed by the parties and submitted to the court.  The judge will consider those submissions and then enter a ruling on the case at some point in the future.

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

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2016 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2016 to July 31, 2016	—	$—	—	$99,250
August 1, 2016 to August 31, 2016	—	—	—	99,250
September 1, 2016 to September 30, 2016	—	—	—	99,250
Total	—	$—	—
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	November 4, 2016	DATE:	November 4, 2016