Form 10-K
period 2016-12-31
TRUSTMARK CORP
filed 2017-02-21
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

Based on the closing sales price at June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.189 billion.

As of February 9, 2017, there were issued and outstanding 67,688,126 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2016 Annual Meeting of Shareholders to be held April 25, 2017 are incorporated by reference into Part III of the Form 10-K report.

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

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2016, TNB had total assets of $13.350 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 193 offices and 2,788 full-time equivalent associates (measured at December 31, 2016) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Strategy

Trustmark seeks to be a premier diversified financial services company in its markets, providing a broad range of banking, wealth management and insurance solutions to its customers.  Trustmark’s products and services are designed to strengthen and expand customer relationships and enhance the organization’s competitive advantages in its markets as well as to provide cross-selling opportunities that will enable Trustmark to continue to diversify its revenue and earnings streams.

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past five years ($ in thousands).  Summary information at and for the year ended December 31, 2013, and each year thereafter, include the results of the merger with BancTrust Financial Group, Inc. (BancTrust) on February 15, 2013.

December 31,	2016	2015	2014	2013	2012
Securities	$3,515,325	$3,533,240	$3,545,252	$3,362,882	$2,699,933
Total securities growth (decline)	$(17,915)	$(12,012)	$182,370	$662,949	$173,235
Total securities growth (decline)	-0.51%	-0.34%	5.42%	24.55%	6.86%

Loans *	$8,123,460	$7,481,796	$6,998,878	$6,603,087	$5,726,318
Total loans growth (decline)	$641,664	$482,918	$395,791	$876,769	$(207,970)
Total loans growth (decline)	8.58%	6.90%	5.99%	15.31%	-3.50%

Assets	$13,352,333	$12,678,896	$12,250,633	$11,790,383	$9,828,667
Total assets growth	$673,437	$428,263	$460,250	$1,961,716	$101,660
Total assets growth	5.31%	3.50%	3.90%	19.96%	1.05%

Deposits	$10,056,012	$9,588,230	$9,698,358	$9,859,902	$7,896,517
Total deposits growth (decline)	$467,782	$(110,128)	$(161,544)	$1,963,385	$330,154
Total deposits growth (decline)	4.88%	-1.14%	-1.64%	24.86%	4.36%

Equity	$1,520,208	$1,473,057	$1,419,940	$1,354,953	$1,287,369
Total equity growth	$47,151	$53,117	$64,987	$67,584	$72,332
Total equity growth	3.20%	3.74%	4.80%	5.25%	5.95%

Years Ended December 31,
Revenue **	$561,476	$564,914	$578,478	$562,346	$516,179
Total revenue growth (decline)	$(3,438)	$(13,564)	$16,132	$46,167	$7,382
Total revenue growth (decline)	-0.61%	-2.34%	2.87%	8.94%	1.45%

*	Includes loans held for investment and acquired loans
**	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Part II. Item 6. – Selected Financial Data and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – of this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenue for each of the geographic regions in which it operates as of and for the year ended December 31, 2016 ($ in thousands):

	Loans (1)		Deposits		Revenue (2)
	Amount	%	Amount	%	Amount	%
Alabama	$1,060,710	13.0%	$1,351,529	13.4%	$66,063	11.8%
Florida	380,147	4.7%	612,589	6.1%	42,496	7.6%
Mississippi	4,555,542	56.1%	6,316,714	62.8%	363,796	64.8%
Tennessee	739,230	9.1%	1,307,743	13.0%	42,638	7.5%
Texas	1,387,831	17.1%	467,437	4.7%	46,483	8.3%
Total	$8,123,460	100.0%	$10,056,012	100.0%	$561,476	100.0%

(1)	Includes loans held for investment and acquired loans
(2)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2016, Trustmark operated through three operating segments: General Banking Division, Insurance Division and Wealth Management Division.  The table below presents a summary of segment financial data for each segment for the last three years ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
General Banking
Net interest income	$386,596	$391,092	$404,214
Provision for loan losses, net	14,714	11,800	7,382
Noninterest income	107,059	105,477	107,457
Net income	99,083	106,738	114,870
Average assets	12,872,123	12,196,144	11,957,761

Wealth Management
Net interest income	$726	$337	$851
Noninterest income	30,117	31,245	32,209
Net income	4,124	3,850	4,222
Average assets	6,087	4,034	1,821

Insurance
Net interest income	$211	$336	$271
Noninterest income	36,767	36,427	33,476
Net income	5,204	5,450	4,470
Average assets	59,810	70,017	68,448

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

LHFI Secured by Construction, Land Development, and Other Land – Construction and land development loans include loans for both commercial and residential properties to builders/developers and to consumers.  This category also includes loans secured by vacant land, except land known to be used or usable for agricultural purposes, such as crop and livestock production.  Repayment is normally derived from the sale of the underlying property or from permanent financing, which refinances Trustmark’s initial loan.  Trustmark’s engagement in this type of lending is generally extended to those builders and developers exhibiting the highest credit quality with significant equity invested in the project and is primarily restricted to projects within its geographic markets.  The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral and availability of permanent financing.  Risk within this portfolio is mitigated through adherence to policies and lending limits, periodic target credit reviews of the different segments of this portfolio, inspection of projects throughout the life of the loan and routine monitoring of financial information and collateral values as they are updated.

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

Similar to commercial and industrial loans, inherent risk in other loans can arise due to fluctuations in borrowers’ financial condition, deterioration in collateral values and changes in market and economic conditions.  Loans to state and political subdivisions have the added inherent risk of being somewhat dependent on the ability and capacity of those entities to generate tax and other revenue to repay the loans.  Loans to non-profit and charitable organizations are dependent on those organizations’ ability to generate revenue through their fundraising efforts and other forms of financial support, which can be susceptible to economic downturns.

Recent Economic and Industry Developments

The economy showed moderate signs of improvement in 2016; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices, slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding anticipated further tightening of the monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the recent presidential election.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the January 2017 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest pace through the end of 2016, and noted increased manufacturing and non-auto retail sales, mixed reports on residential construction and sales as well as growth in the energy industry, improvements in labor markets, stable financial conditions and positive outlooks for growth in 2017.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting improved sales and positive outlooks for the near term.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace with optimistic outlooks for the first half of 2017, tightening labor markets and steady wage growth and increased retail and manufacturing sales.  The Federal Reserve’s Sixth District also reported that construction and sales of residential real estate was slightly higher than one year earlier, sales of existing homes were mixed and commercial real estate demand continued to improve, but cautioned that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported modest expansion in economic conditions, moderate growth in employment and wages, improvements in commercial real estate activity, increased commercial construction and increased loan demand with moderate growth noted across all lending categories.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded moderately, and noted improvements in manufacturing activity and demand for non-financial services as well as growth in housing demand and commercial leasing activity despite continued weakness in leasing activity in Houston.  The Federal Reserve’s Eleventh District also reported drilling activity and demand for oil field services improved modestly at the end of 2016 and outlooks for 2017 were more optimistic due to expected increases in oil prices and activity; however, broader uncertainty surrounding regulation and global economic developments remains.

In December 2015, the FRB increased the target range for the federal funds rate for the first time in over seven years.  The FRB increased the target range for the federal funds rate again in December 2016, and indicated that it may further increase rates during 2017, depending on economic conditions.  It is not possible to predict the timing or amount of any such additional increases.  Low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as older, higher-yielding assets that mature or default and can only be replaced with lower-yielding instruments and as any increases in interest rates place competitive pressures on the deposit cost of funds.

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

At June 30, 2016, Trustmark’s deposit market share ranked within the top three positions in 57% of the 53 counties served and within the top five positions in 74% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2016.  The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the sections captioned “Description of Business” and “Geographic Information” above).

State	Deposit Market Share
Alabama	1.37%
Florida	0.12%
Mississippi	13.07%
Tennessee	0.37%
Texas	0.06%

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

Federal Oversight Over Mergers and Acquisitions, Investments and Branching

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5.0% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.  The BHC Act further provides that the FRB may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The FRB is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977.

The BHC Act also generally requires FRB approval for a bank holding company’s acquisition of a company that is not an insured depository institution.  Bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking.  The FRB must generally consider whether performance of the activity by a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.  The FRB has express statutory authority to also consider the “risk to the stability of the United States banking or financial system” when reviewing the acquisition of such a company by a bank holding company.

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

Under capital requirements applicable to Trustmark and TNB as of January 1, 2015, Trustmark and TNB are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%, which will be fully phased in by January 1, 2019), a Tier 1 capital to risk-weighted assets ratio of 8.5% (a minimum of 6.0% plus a phased-in capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8% plus a phased-in capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of 4.0%.   In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.

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

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies.  The FDI Act identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An insured depository institution is subject to differential regulation corresponding to the capital category within which the institution falls.  The FDI Act requires banking regulators to take prompt corrective action whenever financial institutions do not meet minimum capital requirements.  Failure to meet the capital guidelines could also subject an insured depository institution to capital raising requirements. In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company, if the institution would thereafter be undercapitalized.  In addition, the FDI Act requires the various regulatory agencies to prescribe certain noncapital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation, and permits regulatory action against an insured depository institution that does not meet such standards.

An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.  The capital conservation buffer is being phased in until January 1, 2019.

At December 31, 2016, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.16%, 12.76% and 13.59% of its total risk-weighted assets, respectively.  At December 31, 2016, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.58%, 12.58% and 13.41% of its total risk-weighted assets, respectively.  At December 31, 2016, the leverage ratios for Trustmark and TNB were 9.90% and 9.77%, respectively.  As of December 31, 2016, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.  Management will continue to evaluate the impact of the capital rules on Trustmark and TNB as they are phased in.

Stress Testing

Bank holding companies and national banks with average total consolidated assets between $10 billion and $50 billion must conduct annual company-run stress tests using data as of December 31 of each year under one baseline and at least two stress scenarios as provided by the FRB and the OCC, respectively.  Stress test results must be provided to the FRB and OCC by July 31 of the following year.  Trustmark has been subject to annual company-run stress test requirements since September 2014.

Trustmark anticipates that capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the agencies in evaluating the capital adequacy of Trustmark and TNB and whether proposed payments of dividends or stock repurchases are consistent with prudential expectations.

Payment of Dividends and Stock Repurchases

Trustmark is limited in its ability to pay dividends or repurchase its stock by the FRB, including on the basis that doing so would be an unsafe or unsound banking practice.  Where a bank holding company intends to declare or pay a dividend, it generally will be required to inform and consult with the FRB in advance to ensure that such dividend does not raise supervisory concerns.  It is the policy of the FRB that a bank holding company should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition.

According to guidance from the FRB, a bank holding company’s dividend policies will be assessed against, among other things, its ability to achieve applicable capital ratio requirements.  If a bank holding company does not achieve applicable capital ratio requirements, it may not be able to pay dividends.  Although Trustmark currently expects to meet applicable capital ratio requirements, inclusive of the capital conservation buffer when it is fully phased in by the FRB, Trustmark cannot be sure that it will meet those requirements or that even if it does, it will be able to pay dividends.

Trustmark also is required to obtain the approval of the FRB in advance of redeeming or repurchasing its stock.  In evaluating the appropriateness of a proposed redemption or repurchase of stock, the FRB will consider, among other things, the potential loss that a bank holding company may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and its ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased.  The FRB also will consider the potential negative effects on the bank holding company’s capital structure of replacing common stock with any lower-tier form of regulatory capital issued.

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

Payment of Dividends

The principal source of Trustmark’s cash revenue is dividends from TNB.  There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Under the National Bank Act, approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years.  TNB will have available in 2017 approximately $98.3 million plus its net income for that year to pay to Trustmark as dividends.  Also under the National Bank Act, TNB may not pay any dividends in excess of undivided profits (retained earnings).  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.  Moreover, an institution’s failure to exceed the capital conservation buffer set forth in the capital rules with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.

CFPB

The Dodd-Frank Act established the CFPB within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  The CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions and their affiliates.  An insured depository institution is deemed “very large” if it reports assets of more than $10 billion in its quarterly Call Report for four consecutive quarters.  The CFPB has near exclusive supervision authority, including examination authority, over these “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.   The CFPB has broad authority to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive.  The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as TNB.  TNB’s total assets were $13.350 billion at December 31, 2016, and $12.677 billion at December 31, 2015, and therefore, TNB is subject to CFPB supervision.

Other Federal and State Laws

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

FDIC Deposit Insurance Assessments

The deposits of TNB are insured by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute.  The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35 percent of total estimated insured deposits or the comparable percentage of the deposit assessment base.

The FDIC uses a risk based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate.  The Dodd-Frank Act revised the deposit insurance assessment base to be equal to a bank’s total assets minus the sum of (1) its average tangible equity during the assessment period, and (2) any additional amount the FDIC determines is warranted for custodial and banker’s banks.

The FDIC determines a bank’s assessment rate within a range of base assessment rates using a risk scorecard that takes into account the bank’s financial ratios and supervisory rating (the CAMELS composite rating), among other factors.  The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk.

Under a rule adopted by the FDIC in 2011, the range of base assessment rates for all banks is to decrease in phases as the DIF’s reserve ratio grows to 1.15 percent, 2.00 percent and 2.50 percent.  The reserve ratio reached 1.17 percent as of June 30, 2016.  In March 2016, the Board of Directors of the FDIC approved a final rule to impose a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, on banks with $10.0 billion or more in assets.  The FDIC expects the DIF’s reserve ratio will likely reach the statutorily required minimum level of 1.35 percent after approximately two years of payments of these surcharges.  The surcharges became effective and began on July 1, 2016.  Following the effectiveness of the decrease in base assessment rates and surcharges on July 1, 2016, the total base assessment rate for an institution with $10.0 billion or more in assets ranges from a minimum of 1.5 basis points to a maximum of 40.0 basis points, plus applicable surcharges, but this range is subject to change as the DIF’s reserve ratio continues to grow.

TNB’s FDIC assessment expenses declined as of July 1, 2016 as the lower regular assessment rates and the allowable adjustments more than offset the surcharge of 4.5 cents per $100 of assessment base.  In 2016, TNB’s expenses related to deposit insurance premiums totaled $10.6 million.

TNB also paid approximately $643 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2017 through 2019.  For the quarter ended December 31, 2016, the FICO assessment rate was equal to 0.56 basis points.

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

Employees

At December 31, 2016, Trustmark employed 2,788 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark (the Registrant) and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

R. Michael Summerford, 68

Trustmark Corporation

Chairman of the Board since January 2017

Trustmark National Bank

Chairman of the Board since January 2017

Daniel A. Grafton, 70

Trustmark Corporation

Chairman of the Board from May 2011 to December 2016

Trustmark National Bank

Chairman of the Board from May 2011 to December 2016

Gerard R. Host, 62

Trustmark Corporation

President and Chief Executive Officer since January 2011

Trustmark National Bank

President and Chief Executive Officer since January 2011

Louis E. Greer, 62

Trustmark Corporation

Treasurer and Principal Financial Officer since January 2007

Trustmark National Bank

Executive Vice President and Chief Financial Officer since February 2007

Granville Tate, Jr., 60

Trustmark Corporation

Secretary since December 2015

Trustmark National Bank

General Counsel since December 2015

Chief Risk Officer since June 2016

Brunini, Grantham, Grower & Hewes, PLLC

Partner from January 2010 to December 2015

Board of Directors from January 2010 to November 2015

Chairman of the Board of Directors from January 2010 to May 2015

Duane A. Dewey, 58

Trustmark National Bank

President – Corporate Banking since September 2011

George C. Gunn, 65

Trustmark National Bank

Executive Vice President and Real Estate Banking Manager since September 2008

Robert Barry Harvey, 57

Trustmark National Bank

Executive Vice President and Chief Credit Officer since March 2010

Donald Glynn Ingram, 65

Trustmark National Bank

Executive Vice President and Chief Information Officer since September 2008

James M. Outlaw, Jr., 63

Trustmark National Bank

Executive Vice President and Chief Administrative Officer since August 2014

President and Chief Operating Officer – Texas from August 2006 to August 2014

Thomas C. Owens, 52

Trustmark National Bank

Executive Vice President and Bank Treasurer since September 2013

Webster Financial Corporation – Waterbury, Connecticut

Assistant Treasurer – Asset Liability Management from 2008 to September 2013

Douglas H. Ralston, 52

Trustmark National Bank

President – Wealth Management since November 2009

President – Trustmark Investment Advisors since June 2002

W. Arthur Stevens, 52

Trustmark National Bank

President – Retail Banking since September 2011

Breck W. Tyler, 58

Trustmark National Bank

President – Mortgage Services since March 2012

Executive Vice President and Mortgage Services Manager from June 2006 to March 2012

C. Scott Woods, 60

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings.  Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  In December 2015 and again in December 2016, the FRB increased the target range for the federal funds rate by 25 basis points.  The FRB also indicated that it may further increase rates in the future.  It is not possible to predict the timing or amount of any further changes to the federal funds rate.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2016, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may decrease 0.12%, while a hypothetical 100 basis point increase in interest rates, may increase net interest income 0.04%.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2016, it is estimated net interest income may decrease by 6.33%.

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

Trustmark utilizes derivative contracts to hedge the mortgage servicing rights (MSR) in order to offset changes in fair value resulting from changes in interest rate environments.  In spite of Trustmark’s due diligence in regard to these hedging strategies, significant risks are involved that, if realized, may prove such strategies to be ineffective, which could adversely affect Trustmark’s financial condition or results of operations.  Risks associated with these strategies include the risk that counterparties in any such derivative and other hedging transactions may not perform; the risk that these hedging strategies rely on Management’s assumptions and projections regarding these assets and general market factors, including prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, and that these assumptions and projections may prove to be incorrect; the risk that these hedging strategies do not adequately mitigate the impact of changes in interest rates, prepayment speeds or other forecasted inputs to the hedging model; and the risk that the models used to forecast the effectiveness of hedging instruments may project expectations that differ from actual results.  In addition, increased regulation of the derivative markets may increase the cost to Trustmark to implement and maintain an effective hedging strategy.

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

The economy showed moderate signs of improvement in 2016; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices and slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding anticipated further tightening of monetary policy by the FRB, the consequences of the decision of the United Kingdom to exit the European Union and the recent presidential election.  The U.S. and European economies and financial markets tend to be closely associated, and therefore significant weakness in Europe would likely dampen domestic growth prospects during 2017. While domestic demand for loans has improved, particularly for commercial loans, further meaningful gains will depend on sustained economic growth.  Strategic risk, including threats to business models from low rates and sluggish economic growth, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

In December 2016, the FRB increased the target range for the federal funds rate and indicated that it may further increase rates in the future, depending on economic conditions.  Continued low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as older, higher-yielding assets that mature or default and can only be replaced with lower-yielding instruments.  In addition, Management must protect against an increased vulnerability to rapidly changing rates in coming years in the event the current low-rate environment is replaced by a more volatile environment, which could increase exposure to reduced revenue from tighter margins.

Despite recent optimism resulting from stabilization in the housing sector, improvement of unemployment data and credit quality improvement, Trustmark does not assume that current uncertain conditions in the economy will improve significantly in the near future.  A further weakened economy could affect Trustmark in a variety of substantial and unpredictable ways.  In particular, Trustmark may face the following risks in connection with these events:

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

•

The price per barrel of crude oil remained volatile during 2016.  As of December 31, 2016, energy-related LHFI represented approximately 3.5% of Trustmark’s total LHFI portfolio, and consisted principally of loans within the oilfield services and midstream segments.  Additionally, as of December 31, 2016, approximately 4.2% of Trustmark’s energy-related LHFI, or 0.1% of Trustmark’s total LHFI portfolio, were classified as nonperforming or nonaccrual.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Nonetheless, if oil prices remain at low levels for an extended period, Trustmark could experience weaker energy-related loan demand or increased losses within its energy-related LHFI portfolio.

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

There are inherent risks associated with Trustmark’s lending activities.  While the housing and real estate markets have shown continued improvement, they remain at depressed levels in certain regions.  If trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if the United States economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect, or be required to, to make further increases in its provision for loan losses in the future, particularly if economic conditions deteriorate.

Additionally, Trustmark may rely on information furnished by or on behalf of customers and counterparties in deciding whether to extend credit or enter into other transactions.  This information could include financial statements, credit reports, business plans, and other information.  Trustmark may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information.  Reliance on inaccurate or misleading financial statements, credit reports, or other information could have a material adverse impact on Trustmark’s business, financial condition, and results of operations.

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

Trustmark, primarily through TNB and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders.  These regulations and supervisory guidance affect Trustmark’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes.  Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation or statutes, regulations, policies and supervisory guidance, could affect Trustmark in substantial and unpredictable ways.  Such changes could subject Trustmark to additional costs, limit the types of financial services and products Trustmark may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, civil money penalties, other sanctions by regulatory agencies and/or reputational damage.  In this regard, government authorities, including bank regulatory agencies, are pursuing aggressive enforcement agendas with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures.  Any of the foregoing could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

The outcome of the FRB’s analysis of Trustmark’s projected performance (including capital, earnings and balance sheet changes) could hinder Trustmark’s ability to pay cash dividends to shareholders at levels consistent with prior practice, or at all.  The results of the stress tests could also impact decision making regarding future acquisitions by Trustmark as well as Trustmark’s ability to effectively compete for new business opportunities.

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

When Trustmark consummates an acquisition, a portion of the purchase price is generally allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2016, goodwill and other identifiable intangible assets were $386.8 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2016 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2016, Trustmark held $62.1 million of other real estate, compared to $78.8 million at December 31, 2015.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators.  As of December 31, 2016, gross unrealized losses on temporarily impaired securities totaled $30.5 million.  Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary.  If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

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

Trustmark faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have greater financial resources.  Such competitors primarily include national and regional banks, as well as community banks within the various markets in which Trustmark operates.  At this time, major international banks do not compete directly with Trustmark in its markets, although they may do so in the future.  Trustmark also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  Additionally, fintech developments, such as distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way banks do business.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

Trustmark must utilize new technologies to deliver its products and services, which could require significant resources and expose Trustmark to additional risks, including cyber-security risks.

In order to deliver new products and services and to improve the productivity of existing products and services, the banking industry relies on rapidly evolving technologies.  Trustmark’s ability to effectively utilize new technologies to address customer needs and create operating efficiencies could materially affect future prospects.  Management cannot provide any assurances that Trustmark will be successful in utilizing such new technologies.  Incorporation of new products and services, such as internet and mobile banking services, may require significant resources and expose Trustmark to additional risks, including cyber-security risks.

Trustmark’s use of third-party service providers and Trustmark’s other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

Trustmark regularly uses third-party service providers and subcontractors as part of its business.  Trustmark also has substantial ongoing business relationships with partners and other third-parties, and relies on certain third-parties to provide products and services necessary to maintain day-to-day operations.  These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, the OCC and the FDIC.  Under regulatory guidance, Trustmark is required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third-party service providers and subcontractors and other ongoing third-party business relationships.  Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships.  Trustmark maintains a system of policies and procedures designed to ensure adequate due diligence is performed and to monitor vendor risks.  While Trustmark believes these policies and procedures effectively mitigate risk, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

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

Many of Trustmark’s loans are secured by property or are made to businesses in or near the Gulf Coast regions of Alabama, Florida, Mississippi and Texas, which are often in the path of seasonal hurricanes.  Natural disasters, such as hurricanes, could have a significant negative impact on the stability of Trustmark’s deposit base, the ability of borrowers to repay outstanding loans and the value of collateral securing loans, and could cause Trustmark to incur material additional expenses.  Although Management has established disaster recovery policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable Trustmark’s borrowers to recover from the effects of the event, could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

Damage to Trustmark’s reputation could have a significant negative impact on Trustmark’s business.

Trustmark’s ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by its reputation.  Public perception of the financial services industry declined as a result of the economic downturn and related government response.  Trustmark faces increased public and regulatory scrutiny resulting from the financial crisis and economic downturn.  Significant harm to Trustmark’s reputation can also arise from other sources, including employee misconduct, actual or perceived unethical behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of its information systems and the activities of its clients, customers and counterparties, including vendors.  Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on Trustmark’s reputation.  Trustmark could also suffer significant reputational harm if it fails to properly identify and manage potential conflicts of interest.  Management of potential conflicts of interests has become increasingly complex as Trustmark expands its business activities through more numerous transactions, obligations and interests with and among its clients.  The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with Trustmark, which could adversely affect Trustmark’s businesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB.  Approximately 235,000 square feet, or 89%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  As of December 31, 2016, Trustmark, through TNB, also operated 174 full-service branches, 19 limited-service branches and an ATM network, which included 176 ATMs at on-premise locations and 69 ATMs located at off-premise sites.  In addition, Trustmark’s Mortgage Banking Group utilized four off-site locations, the Wealth Management Division utilized one off-site location and the Insurance Division utilized four off-site locations.  Trustmark leases 86 of its 271 locations with the remainder being owned.  Trustmark believes its properties are suitable and adequate to operate its financial services business.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  There has been no new activity related to the SAC.

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

On April 11, 2016, Trustmark learned that a third Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  To date, TNB has not been served in connection with this action.

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

All pending legal proceedings described above are being vigorously contested.  In accordance FASB Accounting Standards Codification (ASC) Topic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that a loss in any such proceeding is not probable and reasonably estimable.  All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable.  In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution.  Management currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2016 and 2015, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2016		2015
Sales Price Per Share	High	Low	High	Low
First quarter	$23.64	$19.75	$24.70	$21.05
Second quarter	25.29	21.93	25.55	23.27
Third quarter	28.70	23.67	25.46	21.95
Fourth quarter	36.79	26.81	26.04	21.98

Dividends Per Share	2016	2015
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23
Total	$0.92	$0.92

At January 31, 2017, there were approximately 3,900 registered shareholders of record and approximately 34,000 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data – of this report.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 34 thousand shares of its common stock valued at approximately $750 thousand during the year ended December 31, 2016.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Banks – Regional – US index.  The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2011, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2011	2012	2013	2014	2015	2016
Trustmark	100.00	96.13	119.09	113.18	110.43	176.83
Morningstar Banks - Regional - US	100.00	118.79	164.82	177.71	186.29	252.37
NASDAQ	100.00	117.45	164.57	188.84	201.98	219.89

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2016 ($ in thousands, except per share data).  The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2016	2015	2014	2013	2012
Consolidated Statements of Income
Total interest income	$412,080	$412,225	$426,882	$414,346	$371,659
Total interest expense	24,547	20,460	21,546	25,859	30,669
Net interest income	387,533	391,765	405,336	388,487	340,990
Provision for loan losses, LHFI	10,957	8,375	1,211	(13,421)	6,766
Provision for loan losses, acquired loans	3,757	3,425	6,171	6,039	5,528
Noninterest income	173,943	173,149	173,142	173,859	175,189
Noninterest expense	407,298	401,662	409,005	415,731	344,502
Income before income taxes	139,464	151,452	162,091	153,997	159,383
Income taxes	31,053	35,414	38,529	36,937	42,100
Net Income	$108,411	$116,038	$123,562	$117,060	$117,283

Revenues (1)
Total revenue	$561,476	$564,914	$578,478	$562,346	$516,179

Per Share Data
Basic earnings per share	$1.60	$1.72	$1.83	$1.75	$1.81
Diluted earnings per share	1.60	1.71	1.83	1.75	1.81
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average equity	7.14%	7.94%	8.83%	8.75%	9.30%
Return on average tangible equity	9.99%	11.36%	12.97%	13.09%	12.55%
Return on average assets	0.84%	0.95%	1.03%	1.02%	1.20%
Average equity/average assets	11.73%	11.90%	11.63%	11.60%	12.87%
Net interest margin (fully taxable equivalent)	3.53%	3.78%	4.03%	4.01%	4.09%
Dividend payout ratio	57.50%	53.49%	50.27%	52.57%	50.83%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.10%	0.15%	-0.03%	-0.02%	0.30%
Provision for loan losses/average loans	0.14%	0.12%	0.02%	-0.23%	0.11%
Nonperforming loans/total loans (incl LHFS*)	0.61%	0.76%	1.21%	1.10%	1.41%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.38%	1.81%	2.57%	2.84%	2.71%
Allowance for loan losses/total loans (excl LHFS*)	0.91%	0.95%	1.08%	1.15%	1.41%

December 31,	2016	2015	2014	2013	2012
Consolidated Balance Sheets
Total assets	$13,352,333	$12,678,896	$12,250,633	$11,790,383	$9,828,667
Securities	3,515,325	3,533,240	3,545,252	3,362,882	2,699,933
Total loans (incl LHFS* and acquired loans)	8,299,387	7,641,985	7,131,074	6,752,256	5,984,304
Deposits	10,056,012	9,588,230	9,698,358	9,859,902	7,896,517
Total shareholders' equity	1,520,208	1,473,057	1,419,940	1,354,953	1,287,369

Stock Performance
Market value - close	$35.65	$23.04	$24.54	$26.84	$22.46
Book value	22.48	21.80	21.04	20.11	19.86
Tangible book value	16.76	15.98	15.13	13.95	15.10

Capital Ratios
Total equity/total assets	11.39%	11.62%	11.59%	11.49%	13.10%
Tangible equity/tangible assets	8.74%	8.79%	8.62%	8.26%	10.28%
Tangible equity/risk-weighted assets	11.39%	11.68%	12.17%	11.88%	14.56%
Tier 1 leverage ratio	9.90%	10.03%	9.63%	9.06%	10.97%
Tier 1 common risk-based capital ratio - BASEL I	—	—	12.75%	12.21%	14.63%
Common equity tier 1 risk-based capital ratio - BASEL III	12.16%	12.57%	—	—	—
Tier 1 risk-based capital ratio	12.76%	13.21%	13.47%	12.97%	15.53%
Total risk-based capital ratio	13.59%	14.07%	14.56%	14.18%	17.22%

(1)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2016 and 2015 ($ in thousands, except per share data):

2016	1Q	2Q	3Q	4Q
Interest income	$100,598	$102,331	$103,786	$105,365
Interest expense	5,858	5,954	6,222	6,513
Net interest income	94,740	96,377	97,564	98,852
Provision for loan losses, LHFI	2,243	2,596	4,284	1,834
Provision for loan losses, acquired loans	1,309	607	691	1,150
Noninterest income	43,276	44,227	44,716	41,724
Noninterest expense	98,944	110,179	97,908	100,267
Income before income taxes	35,520	27,222	39,397	37,325
Income taxes	8,517	5,719	8,415	8,402
Net income	$27,003	$21,503	$30,982	$28,923
Earnings per share
Basic	$0.40	$0.32	$0.46	$0.43
Diluted	0.40	0.32	0.46	0.43

2015	1Q	2Q	3Q	4Q
Interest income	$102,431	$101,946	$102,769	$105,079
Interest expense	5,039	4,997	5,163	5,261
Net interest income	97,392	96,949	97,606	99,818
Provision for loan losses, LHFI	1,785	1,033	2,514	3,043
Provision for loan losses, acquired loans	347	825	1,256	997
Noninterest income	42,363	45,543	45,973	39,270
Noninterest expense	99,216	100,266	103,560	98,620
Income before income taxes	38,407	40,368	36,249	36,428
Income taxes	9,259	9,766	7,819	8,570
Net income	$29,148	$30,602	$28,430	$27,858
Earnings per share
Basic	$0.43	$0.45	$0.42	$0.41
Diluted	0.43	0.45	0.42	0.41

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $140.6 million and $561.5 million for the three months and year ended December 31, 2016, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth across all five market regions in the LHFI portfolio, which increased $352.0 million, or 4.7%, during the fourth quarter of 2016 and $759.8 million, or 10.7%, during year ended December 31, 2016.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  During the second quarter of 2016, Trustmark completed a voluntary early retirement program (ERP) as a proactive measure to manage noninterest expense.  The ERP resulted in non-routine expenses of $9.8 million included in noninterest expense ($9.6 million included in salaries and employee benefits expense and $213 thousand included in other expense) during 2016.  As a result of the ERP, Trustmark realized cost savings in salaries and employee benefits expense of $2.1 million during the fourth quarter of 2016 and $4.4 million during the second half of 2016.  On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Trustmark Capital Accumulation Plan (the Plan), a noncontributory tax-qualified defined benefit pension plan, effective December 31, 2016.  During the fourth quarter and second half of 2016, Trustmark incurred non-routine pension expense of $664 thousand and $1.3 million, respectively, as a result of the de-risking investment strategy for the plan assets implemented in anticipation of the Plan termination.  Trustmark reported net income of $28.9 million, or diluted earnings per share (EPS) of $0.43, and $108.4 million, or diluted EPS of $1.60, for the three months and year ended December 31, 2016, respectively.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable March 15, 2017, to shareholders of record on March 1, 2017.

Financial Highlights

Trustmark reported net income of $28.9 million, or basic and diluted EPS of $0.43, in the fourth quarter of 2016, compared to $27.9 million, or basic and diluted EPS of $0.41, in the fourth quarter of 2015.  The increase in net income when the fourth quarter of 2016 is compared to the same time period in 2015 was principally due to an increase in total revenue, which is defined as net interest income plus noninterest income, and a decline in the provision for loans losses, LHFI, partially offset by an increase in noninterest expense.  Trustmark’s performance during the quarter ended December 31, 2016, produced a return on average tangible equity of 10.41%, a return on average assets of 0.87%, an average equity to average assets ratio of 11.63% and a dividend payout ratio of 53.5%, compared to a return on average tangible equity of 10.61%, a return on average assets of 0.88%, an average equity to average assets ratio of 11.83% and a dividend payout ratio of 56.1% during the quarter ended December 31, 2015.

Revenue totaled $140.6 million for the quarter ended December 31, 2016 compared to $139.1 million for the quarter ended December 31, 2015, an increase of $1.5 million, or 1.1%.  The increase in total revenue for the fourth quarter of 2016 was principally the result of increases in interest and fees on LHFS and LHFI and noninterest income, partially offset by declines in interest and fees on acquired loans and interest on taxable securities and an increase in interest expense.

Interest and fees on LHFS and LHFI increased $6.5 million, or 9.2%, when the fourth quarter of 2016 is compared to the same time period in 2015, primarily due to an increase in the LHFI portfolio.  LHFI totaled $7.851 billion at December 31, 2016, an increase of $759.8 million, or 10.7%, when compared to December 31, 2015, as a result of net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of other loans.  Noninterest income for the fourth quarter of 2016 increased $2.5 million, or 6.2%, when compared to the same time period in 2015, primarily due to increases in other income, net and mortgage banking, net.  Other income, net increased $2.6 million when the fourth quarter of 2016 is compared to the same time period in 2015, principally due to an increase in other miscellaneous income and the reduction of amortization related to the FDIC indemnification asset and the tax credit partnerships.  Mortgage banking, net increased $1.1 million, or 26.6%, when the fourth quarter of 2016 is compared to the same time period in 2015, principally due to a decrease in the negative net hedge ineffectiveness and an increase in the gain on sales of loans, net, partially offset by an increase in the negative net valuation adjustment for LHFS, interest rate lock commitments and forward sales contracts.  Interest and fees on acquired loans decreased $3.6 million, or 30.4%, when the fourth quarter of 2016 is compared to the same time period in 2015, in accordance with prior expectations.  This was primarily due to a $1.6 million decline in recoveries from the settlement of debt and a $1.5 million decline in accretion income as acquired loans have continued to pay down as anticipated.  Interest on taxable securities declined $2.4 million, or 11.2%, when the fourth quarter of 2016 is compared to the same time period in 2015, principally due to declines in the yield maintenance payments on prepaid mortgage-backed securities and interest income on U.S. government agency securities as a result of calls and maturities during 2016 and an increase in premium amortization on mortgage-back securities as a result of pay-downs of the loans underlying these securities.  Interest expense for the three months ended December 31, 2016 increased $1.3 million, or 23.8%, when compared to the same time period in 2015 principally due to increased interest expense for advances from the Federal Home Loan Bank (FHLB) of Dallas and federal funds purchased as a result of higher balances of and increased interest rates for these funding sources.

Noninterest expense for the fourth quarter of 2016 increased $1.6 million, or 1.7%, when compared to the same time period in 2015, primarily due to increases in other real estate expense, services and fees and salaries and employee benefits expense, partially offset by decreases in other expense.  Other real estate expense increased $1.0 million when the fourth quarter of 2016 is compared to the same time period in 2015, principally due to a decline in the net gain on sales of other real estate.  Services and fees increased $1.0 million, or 7.5%, when the fourth quarter of 2016 is compared to the same time period in 2015, principally due to increases in data processing expenses related to software, advertising and other outside services and fees, partially offset by declines in legal and postage expenses.  Salaries and employee benefit expense increased $802 thousand, or 1.4%, when the fourth quarter of 2016 is compared to the same time period in 2015, primarily due to non-routine transaction expenses related to the ERP and Plan termination, an increase in commissions expense due to improvements in mortgage loan production and an increase in general incentive expense, partially offset by cost savings resulting from the ERP.  Other expense decreased $1.4 million, or 10.5%, when the fourth quarter of 2016 is compared to the same time period in 2015, principally due to declines in franchise taxes and loan expenses.

Trustmark’s provision for loan losses, LHFI for the three months ended December 31, 2016 totaled $1.8 million, a decrease of $1.2 million, or 39.7%, when compared to a provision for loan losses, LHFI of $3.0 million for the three months ended December 31, 2015.  The decrease in the provision for loan losses, LHFI for the fourth quarter of 2016 when compared to the same time period in 2015 was primarily due to the additional provision expense recorded during the fourth quarter of 2015 as a result of revisions to the allowance for loan loss methodology for LHFI and a decline in the amount of specific reserve required for impaired LHFI, primarily in the Mississippi market region, during the fourth quarter of 2016.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended December 31, 2016 totaled $1.2 million, an increase of $153 thousand, or 15.3%, when compared to the same time period in 2015.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $3.0 million for the fourth quarter of 2016, a decrease of $1.1 million, or 26.1%, when compared to the same time period in 2015.

For the year ended December 31, 2016, Trustmark reported net income of $108.4 million, or basic and diluted EPS of $1.60, compared to $116.0 million, or basic and diluted EPS of $1.72 and $1.71, respectively, for the year ended December 31, 2015 and $123.6 million, or basic and diluted EPS of $1.83, for the year ended December 31, 2014.  The decline in net income when 2016 is compared to 2015 was principally the result of an increase in noninterest expense, primarily due to the non-routine transaction expense resulting from the ERP and Plan termination, a decline in total revenue as discussed in the following paragraph and an increase in the provision for loan losses, LHFI.  Trustmark’s performance for the year ended December 31, 2016, produced a return on average tangible equity of 9.99%, a return on average assets of 0.84% and a dividend payout ratio of 57.5%, compared to a return on average tangible equity of 11.36%, a return on average assets of 0.95% and a dividend payout ratio of 53.5% for the year ended December 31, 2015 and a return on average tangible equity of 12.97%, a return on average assets of 1.03% and a dividend payout ratio of 50.3% for the year ended December 31, 2014.  Trustmark’s average equity to average assets ratio was 11.73%, 11.90% and 11.63% for the years ended December 31, 2016, 2015 and 2014, respectively.

Revenue totaled $561.5 million for the year ended December 31, 2016, compared to $564.9 million and $578.5 million for the years ended December 31, 2015 and 2014, respectively.  Revenue for 2016 decreased $3.4 million, or 0.6%, compared to 2015 principally due to declines in interest and fees on acquired loans, interest on taxable securities, service charges on deposit accounts and mortgage banking, net and an increase in other interest expense, which were partially offset by increases in interest and fees on LHFS and LHFI and other income, net.

Interest and fees on acquired loans decreased $21.0 million, or 41.1%, when 2016 is compared to 2015, primarily due to a $12.1 million decline in accretion income and a $7.8 million decline in recoveries from the settlement of debt as acquired loans have continued to pay down as anticipated.  Interest on taxable securities declined $3.1 million, or 3.9%, when 2016 is compared to 2015, principally due to declines in the yield maintenance payments on prepaid mortgage-backed securities and interest income on U.S. government agency securities as a result of calls and maturities during 2016.  Service charges on deposit accounts declined $2.1 million, or 4.5%, when 2016 is compared to 2015, primarily due to a decrease in the number of customer transactions resulting in a non-sufficient funds (NSF) or overdraft charge for consumer demand deposit accounts.  Mortgage banking, net declined $2.0 million, or 6.5%, when 2016 is compared to 2015, principally due to a net negative hedge ineffectiveness of $2.9 million in 2016 compared to a net positive hedge ineffectiveness of $1.9 million in 2015 partially offset by a $2.6 million increase in gain on sales of loans, net and a $1.1 million increase in mortgage servicing income, net.  Other interest expense increased $3.0 million, or 42.8%, when 2016 is compared to 2015, primarily due to an increase in interest expense on FHLB advances with the FHLB of Dallas, which Trustmark uses as a liquidity source.  Interest and fees on LHFS and LHFI increased $25.2 million, or 9.2%, when 2016 is compared to 2015, primarily due to the $759.8 million increase in the LHFI portfolio.  Other income, net increased $6.1 million when 2016 is compared to 2015, primarily reflecting a decrease in the net reduction of the FDIC indemnification asset related to the acquired covered loans and covered other real estate, a net gain on the sale of premises and equipment as a result of the sale of a former bank branch during 2016 compared to a net loss on the sale of premises and equipment recorded during 2015 on the sale of a former bank branch acquired in the BancTrust merger and an increase in other miscellaneous income related to various vendor contract bonuses and settlements, a one-time arrangement fee and merchant service fees received during 2016.

Noninterest expense for 2016 increased $5.6 million, or 1.4%, when compared to 2015 principally due to increases in salaries and employee benefits expense and services and fees, partially offset by declines in other real estate expense and other expense.  Salaries and employee benefits expense increased $9.4 million, or 4.1%, when 2016 is compared to 2015, primarily due to non-routine transaction expenses related to the ERP and Plan termination and higher commissions expense as a result of improvements in mortgage loan production, partially offset by cost savings realized related to the ERP.  Services and fees expense increased $1.2 million, or 2.0%, when 2016 is compared to 2015, primarily to due to increases in date processing expenses related to software, other outside services and fees and advertising, partially offset by declines in legal and communications expenses.  Other real estate expense for 2016 declined $4.3 million, or 88.0%, compared to 2015, principally due to an increase in the net gain on sales of other real estate and a decrease in other real estate carrying costs.  Other expense declined $1.2 million, or 2.4%, when 2016 is compared to 2015, primarily due to decreases in franchise taxes, the amortization of the non-taxable core deposit intangible asset and loan expenses, partially offset by increases in customer related fraud losses and a property valuation adjustment recorded during 2016 on assets held for sale.

Trustmark’s provision for loan losses, LHFI, for 2016 totaled $11.0 million, an increase of $2.6 million, or 30.8%, when compared to a provision for loan losses, LHFI of $8.4 million for 2015.  The increase in the provision for loan losses, LHFI when 2016 is compared to 2015 primarily reflects the increase in the amount of required reserves for LHFI, partially offset by a decrease in net charge-offs and the additional provision expense recorded during 2015 as a result of revisions to the allowance for loan loss methodology.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for 2016 totaled $3.8 million, an increase of $332 thousand, or 9.7%, when compared to 2015.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $14.7 million for 2016, an increase of $2.9 million, or 24.7%, when compared to 2015.

At December 31, 2016, nonperforming assets, excluding acquired loans and covered other real estate, totaled $111.3 million, a decrease of $21.2 million, or 16.0%, compared to December 31, 2015 due to declines in both nonaccrual LHFI and other real estate, excluding covered other real estate.  Total nonaccrual LHFI were $49.2 million at December 31, 2016, representing a decrease of $6.1 million, or 11.0%, relative to December 31, 2015 principally due to substandard credits that were paid off or foreclosed in the Mississippi market region, returned to accrual status in the Florida market region, and charged off in the Mississippi and Texas market regions partially offset by LHFI migrating to nonaccrual status in the Mississippi, Florida and Tennessee market regions during 2016.  The percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI decreased in 2016 to 1.33% compared to 1.44% in 2015 and 2.12% in 2014.  Other real estate, excluding covered other real estate, declined $15.1 million, or 19.6%, during 2016 primarily due to properties sold as well as write-downs of properties in Trustmark’s Florida, Mississippi, Alabama and Tennessee market regions partially offset by properties foreclosed in these four market regions.

LHFI totaled $7.851 billion at December 31, 2016, an increase of $759.8 million, or 10.7%, compared to December 31, 2015.  The increase in LHFI during 2016 represented net growth across all five of Trustmark’s market regions, primarily in loans secured by real estate, commercial and industrial loans and state and other political subdivision loans.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

While both classified and criticized LHFI balances remain at low levels and continue to reflect strong credit quality, both classified and criticized LHFI increased during the second half of 2016.  As of December 31, 2016, classified LHFI balances increased $68.2 million, or 43.2%, while criticized LHFI balances increased $72.2 million, or 39.6%, when compared to balances at December 31, 2015.  The increase in the volume of classified and criticized LHFI was primarily a result of downgrades to several commercial and industrial credits in the Texas and Mississippi market regions during the second half of 2016.  The downgrades were primarily energy-related credits identified during Trustmark’s ongoing quarterly assessment of its energy portfolio and have been reserved for appropriately.

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

Total deposits were $10.056 billion at December 31, 2016, an increase of $467.8 million, or 4.9% compared to December 31, 2015.  During 2016, noninterest-bearing deposits decreased $25.5 million, or 0.8%, while interest-bearing deposits increased $493.2 million, or 7.5%, primarily due to growth in interest-bearing demand deposit accounts, predominantly in public interest checking, and savings accounts partially offset by declines in certificates of deposits.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Other short-term borrowings totaled $1.310 billion at December 31, 2016, an increase of $455.9 million, or 53.4%, when compared with $853.7 million at December 31, 2015 as a result of the increase in earning assets, principally LHFI, out-pacing the growth in deposits.  The increase in other short-term borrowings was principally due to a $350.0 million increase in outstanding short-term FHLB advances with the FHLB of Dallas, primarily as a result of a $500.0 million outstanding FHLB advance which was reclassified from long-term to short-term during the fourth quarter of 2016, and a $102.4 million increase in upstream federal funds purchased as Trustmark continues to utilize these attractively priced funding sources to fund the difference between loan and deposit growth.

Long-term FHLB advances totaled $251.0 million at December 31, 2016, a decrease of $250.1 million, or 49.9%, when compared to $501.2 million at December 31, 2015.  The decrease in long-term FHLB advances was primarily a result of the $500.0 million long-term FHLB advance obtained in December 2015 being reclassified to short-term during the fourth quarter of 2016, as noted above.  During the second quarter of 2016, Trustmark obtained a $250.0 million long-term FHLB advance from the FHLB of Dallas.  Similar to the long-term advance obtained in December 2015, the advance has a variable rate and a two-year maturity.  Trustmark chose to utilize FHLB advances with the FHLB of Dallas as a funding source for loan growth due to the advantageous rates available in comparison to other sources of funding.

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

For a complete description of Trustmark’s allowance for loan loss methodology, please see Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Acquired Loans

Acquired loans are recorded at their estimated fair value as of the acquisition date.  The fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

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

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge-off through the allowance for loan losses, acquired loans or the establishment of an allowance for loan losses, acquired loans with a charge to income through the provision for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.

FDIC Indemnification Asset

Trustmark accounts for amounts receivable under a loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.”  A FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.  The difference between the present value at the acquisition date and the undiscounted cash flows Trustmark expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.

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

At December 31, 2016, the MSR fair value was approximately $80.2 million. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2016, would be a decline in fair value of approximately $2.5 million and $2.9 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2016 totaled $321.1 million for the General Banking Division and $45.0 million for the Insurance Division, a consolidated total of $366.2 million.  Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $20.7 million at December 31, 2016, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance Divisions as of October 1, 2016, 2015, and 2014, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking Division utilized valuations based on comparable deal values for financial institutions while the test for the Insurance Division utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that the fair value of the reporting units exceeded the carrying value for both the General Banking Division and the Insurance Division; therefore, no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate.  An other real estate specific reserve may be recorded through other real estate expense for declines in fair value subsequent to foreclosure based on recent appraisals or changes in market conditions.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against a reserve specific to other real estate or to noninterest expense in other real estate expense if a reserve does not exist. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

Defined Benefit Plans

Trustmark’s plan assets, projected benefit liabilities and pension cost are determined utilizing actuarially-determined present value calculations.  The valuation of the projected benefit obligation and net periodic pension expense for the Plan and Trustmark’s nonqualified supplemental retirement plans requires Management to make estimates regarding the amount and timing of expected cash outflows.  Several variables affect these calculations, including (i) size and characteristics of the associate population, (ii) discount rate, (iii) expected long-term rate of return on plan assets and (iv) recognition of actual returns on plan assets.  Below is a brief description of the variables that introduce material uncertainty into Management’s estimates and the effect they have on estimated pension cost.

•

Population and Characteristics of Associates.  Pension cost is directly related to the number of associates covered by the plan and characteristics such as salary, age, years of service and benefit terms.  Benefit accruals under the Plan have been frozen since 2009.  Associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participate in the Plan retain their right to receive benefits that accrued before the Plan was frozen.  At December 31, 2016, the pension plan census totaled 1,965 current and former associates.

•

Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation is currently 3.71% (as compared to 3.86% at December 31, 2015).  The discount rate for the plans is determined by matching the expected cash flows of the plans to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2016).  The discount rate is reset annually on the measurement date to reflect current economic conditions.  If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s defined benefit pension plans and kept all other assumptions constant, the benefit cost associated with the plans would decrease or increase by approximately $1.7 million and $2.0 million, respectively.

•

Expected Long-Term Rate of Return on Plan Assets.  Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Plan, the pre-tax expected rate of return on the plan assets used in 2016 was 6.00% for the first half of the year and 2.50% thereafter as a result of Trustmark’s de-risking investment strategy for the Plan, versus 7.00% in 2015.  This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount.  Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets.  If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $682 thousand.

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

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan with a termination date of December 31, 2016.  As disclosed in a Current Report on Form 8-K filed by Trustmark with the SEC on December 21, 2016, Trustmark estimates that it will incur a one-time pension settlement expense in connection with the termination of the Plan of approximately $17.5 million upon the final distribution of plan assets during the second quarter of 2017.  Trustmark does not expect this estimated amount to change materially between the date of this report and the final distribution of plan assets although if a material number of participants in the Plan elect to receive annuity payments rather than a lump sum cash payment pursuant to the termination of the Plan, Trustmark’s costs in effecting the termination of the Plan would change, and would likely increase, perhaps materially.  The Board of Directors of Trustmark reserved the right to defer or revoke the termination of the Plan if circumstances change such that deferral or revocation would be warranted, but has no intent to do so at this time.

Contingent Liabilities

Trustmark estimates contingent liabilities based on Management’s evaluation of the probability of outcomes and their ability to estimate the range of exposure.  As stated in FASB ASC Topic 450, “Contingencies,” a liability is contingent if the amount is not presently known but may become known in the future as a result of the occurrence of some uncertain future event.  Accounting standards require that a liability be recorded if Management determines that it is probable that a loss has occurred, and the loss can be reasonably estimated.  It is implicit in this standard that it must be probable that the loss will be confirmed by some future event.  As part of the estimation process, Management is required to make assumptions about matters that are, by their nature, highly uncertain.  The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments.  Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures.  However, there can be no assurance that future events, such as court decisions or

Internal Revenue Service (IRS) positions, will not differ from Management’s assessments.  Whenever practicable, Management consults with outside experts (attorneys, consultants, claims administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities.

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

Trustmark believes these measures are important because they reflect the level of capital available to withstand unexpected market conditions.  Additionally, presentation of these measures allows readers to compare certain aspects of Trustmark’s capitalization to other organizations.  These ratios differ from capital measures defined by banking regulators principally in that the numerator excludes shareholders’ equity associated with preferred securities, the nature and extent of which varies across organizations.  In Management’s experience, many stock analysts use tangible common equity measures in conjunction with more traditional bank capital ratios to compare capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method in accounting for mergers and acquisitions.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2016	2015	2014
AVERAGE BALANCES
Total shareholders' equity		$1,517,955	$1,460,650	$1,398,945
Less: Goodwill		(366,156)	(365,613)	(367,281)
Identifiable intangible assets		(24,132)	(30,686)	(37,651)
Total average tangible equity		$1,127,667	$1,064,351	$994,013
PERIOD END BALANCES
Total shareholders' equity		$1,520,208	$1,473,057	$1,419,940
Less: Goodwill		(366,156)	(366,156)	(365,500)
Identifiable intangible assets		(20,680)	(27,546)	(33,234)
Total tangible equity	(a)	$1,133,372	$1,079,355	$1,021,206

TANGIBLE ASSETS
Total assets		$13,352,333	$12,678,896	$12,250,633
Less: Goodwill		(366,156)	(366,156)	(365,500)
Identifiable intangible assets		(20,680)	(27,546)	(33,234)
Total tangible assets	(b)	$12,965,497	$12,285,194	$11,851,899
Risk-weighted assets	(c)	$9,952,123	$9,242,902	$8,387,799

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$108,411	$116,038	$123,562
Plus: Intangible amortization net of tax		4,240	4,829	5,410
Net income adjusted for intangible amortization		$112,651	$120,867	$128,972
Period end common shares outstanding	(d)	67,628,618	67,559,128	67,481,992
TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		9.99%	11.36%	12.97%
Tangible equity/tangible assets	(a)/(b)	8.74%	8.79%	8.62%
Tangible equity/risk-weighted assets	(a)/(c)	11.39%	11.68%	12.17%
Tangible book value	(a)/(d)*1,000	$16.76	$15.98	$15.13
TIER 1 COMMON RISK-BASED CAPITAL - BASEL I
Total shareholders' equity				$1,419,940
Eliminate qualifying AOCI				42,484
Qualifying tier 1 capital				60,000
Disallowed goodwill				(365,500)
Adjustment to goodwill allowed for deferred taxes				15,855
Other disallowed intangibles				(33,234)
Disallowed servicing intangible				(6,436)
Disallowed deferred taxes				(3,479)
Total tier 1 capital				$1,129,630
Less: Qualifying tier 1 capital				(60,000)
Total tier 1 common capital	(e)			$1,069,630
Tier 1 common risk-based capital ratio	(e)/(c)			12.75%
COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,520,208	$1,473,057
AOCI-related adjustments		45,798	45,394
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(347,442)	(348,873)
Other adjustments and deductions for CET1 (2)		(8,637)	(7,980)
CET1 capital	(f)	1,209,927	1,161,598
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: Additional tier 1 capital deductions		(267)	(1,063)
Additional tier 1 capital		59,733	58,937
Tier 1 capital		$1,269,660	$1,220,535
Common equity tier 1 risk-based capital ratio	(f)/(c)	12.16%	12.57%

(1)	Calculation = net income adjusted for intangible amortization/total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable

Significant Non-routine Transactions

Trustmark discloses certain non-GAAP financial measures, including net income adjusted for significant non-routine transactions, because Management uses these measures for business planning purposes, including to manage Trustmark’s business against internal projected results of operations and to measure Trustmark’s performance.  Trustmark views net income adjusted for significant non-routine transactions as a measure of its core operating business, which excludes the impact of the items detailed below, as these items are generally not operational in nature.  This non-GAAP measure also provides another basis for comparing period-to-period results as presented in the accompanying selected financial data table and the audited consolidated financial statements by excluding potential differences caused by non-operational and unusual or non-recurring items.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its audited consolidated financial statements and the notes related thereto, included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report, in their entirety, and not to rely on any single financial measure.

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2016		2015		2014
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$108,411	$1.599	$116,038	$1.714	$123,562	$1.828

Significant non-routine transactions (net of taxes):
Non-routine early retirement program expense	6,049	0.089	—	—	—	—
Non-routine pension expense due to de-risking strategy in Plan assets portfolio	820	0.012	—	—	—	—
	6,869	0.101	—	—	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$115,280	$1.700	$116,038	$1.714	$123,562	$1.828

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	7.14%	7.59%	7.94%	n/a	8.83%	n/a
Return on average tangible equity	9.99%	10.60%	11.36%	n/a	12.97%	n/a
Return on average assets	0.84%	0.89%	0.95%	n/a	1.03%	n/a

Non-routine Early Retirement Program Expense

During the second quarter of 2016, Trustmark completed a voluntary ERP as a proactive measure to manage noninterest expense.  Included in noninterest expense for the year ended December 31, 2016 were non-routine expenses related to the ERP totaling $9.8 million, before taxes, ($9.6 million included in salaries and employee benefits expense and $213 thousand included in other expense).

Non-routine Pension Expense

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan effective December 31, 2016.  As a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 decreased from 6.0% to 2.5%, which resulted in increased periodic benefit costs for the Plan.  Included in salaries and employee benefits expense for the year ended December 31, 2016, were non-routine pension expenses related to the de-risking investment strategy for the plan assets totaling $1.3 million, before tax.

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

Net interest income-FTE for 2016 decreased $2.3 million, or 0.6%, when compared with 2015.  The net interest margin decreased 25 basis points to 3.53% for 2016 when compared to 2015.  The decrease in the net interest margin reflected the prolonged low interest rate environment in the United States, and was primarily the result of decreases in the yield on acquired loans principally due to declines in accretion income and recoveries on settlement of debt related to acquired loans, downward repricing of LHFI in response to increased competitive pricing pressures and decreases in the yield on taxable securities.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for 2016 was 3.37%, a decrease of 9 basis points when compared to 2015, due to similar factors as discussed above.

Average interest-earning assets for 2016 were $11.485 billion compared to $10.791 billion for 2015 an increase of $693.4 million, or 6.4%.  The growth in average earning assets during 2016 was primarily due to an increase in average loans (LHFS and LHFI) of $846.3 million, or 12.5%, partially offset by a decrease in average acquired loans of $130.9 million, or 28.3% and a decline in average total securities of $38.7 million, or 1.1%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $759.8 million, or 10.7%, increase in the LHFI portfolio when balances at December 31, 2016 are compared to balances at December 31, 2015.  This increase represented net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of other loans.  The decline in average acquired loans during 2016 was primarily attributable to anticipated pay-offs of acquired loans, principally related to the BancTrust merger.  The decline in average total securities during 2016 was primarily attributable to calls, maturities and pay-downs of the loans underlying these securities.

During 2016, interest and fees on LHFS and LHFI-FTE increased $27.5 million, or 9.5%, when compared to 2015, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 12 basis points to 4.16% as a result of downward repricing of LHFI due to the current interest rate environment and related competitive pressures.  During 2016, interest and fees on acquired loans decreased $21.0 million, or 41.1%, compared to 2015, due to declines in accretion income and recoveries on settlement of debt as acquired loans continue to pay-down as anticipated.  As a result, the yield on acquired loans decreased to 9.09% compared to 11.06% during 2015.  During 2016, interest on securities-taxable decreased $3.1 million, or 3.9%, and the yield on taxable securities declined 8 basis points to 2.31% principally due to calls, maturities and pay-downs of the underlying loans of higher yielding securities being replaced with lower yielding securities reflecting the current interest rate environment as well as a decline in the yield maintenance payments on prepaid mortgage-backed securities.  As a result of these factors, interest income-FTE increased $1.8 million, or 0.4%, when 2016 is compared to 2015.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 3.97% for 2015 to 3.75% for 2016, a decrease of 22 basis points.

Average interest-bearing liabilities for 2016 totaled $8.281 billion compared to $7.890 billion for 2015, an increase of $391.0 million, or 5.0%.  The increase in average interest-bearing liabilities was attributable to an increase in average long-term FHLB advances partially offset by declines in all other categories of average interest-bearing liabilities.  Average long-term FHLB advances increased $620.8 million during 2016, primarily due to the $500.0 million long-term FHLB advance obtained from the FHLB of Dallas during December 2015 and the $250.0 million long-term FHLB advance obtained from the FHLB of Dallas during May 2016.  Average interest-bearing deposits for 2016 decreased $174.5 million, or 2.5%, when compared to 2015, principally due to declines in average time deposits, reflecting Trustmark’s continued efforts to reduce high-cost deposit balances and customers continued movement away from longer-term commitments as a result of the low interest rate environment.  Average short-term borrowings decreased $45.1 million, or 10.9%, when 2016 is compared to 2015, which was primarily attributable to a decrease in the amount of short-term FHLB advances obtained from the FHLB of Dallas during 2016 partially offset by the $500.0 million FHLB advance with the FHLB of Dallas that was reclassified from long-term to short-term during December 2016.

Total interest expense during 2016 increased $4.1 million, or 20.0%, when compared with 2015, principally due to the increase in other interest expense.  Other interest expense increased $3.0 million, or 42.8%, when 2016 is compared to 2015, primarily due to increases in interest expense on long-term FHLB advances and short-term borrowings.  Interest expense on long-term FHLB advances increased $2.1 million during 2016, while the rate on long-term FHLB advances increased 3 basis points to 0.33% for 2016, reflecting the increase in the outstanding long-term FHLB advances with the FHLB of Dallas.  Interest expense on short-term borrowings increased $836 thousand, or 29.2%, during 2016 primarily due to a $1.1 million increase in interest expense on short-term FHLB advances, while the rate for short-term borrowings increased 31 basis points to 1.00%.  Interest on federal funds purchased and securities sold under reverse repurchase agreements increased $916 thousand when 2016 is compared to 2015, while the rate on federal funds purchased and securities sold under reverse repurchase agreements increased 19 basis points to 0.35%.  The increase in the rate on federal funds purchased and securities sold under reverse repurchase agreements during 2016 was principally due to the increase in rates by the FRB.  As a result of these factors, the overall yield on interest-bearing liabilities increased 4 basis points to 0.30% when 2016 is compared with 2015.

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

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,105	$14	1.27%	$835	$8	0.96%	$3,638	$23	0.63%
Securities available for sale:
Taxable	2,236,663	53,005	2.37%	2,231,507	55,621	2.49%	2,187,258	55,722	2.55%
Nontaxable	97,942	3,982	4.07%	118,579	4,763	4.02%	136,532	5,302	3.88%
Securities held to maturity:
Taxable	1,120,267	24,609	2.20%	1,140,182	25,109	2.20%	1,120,886	24,426	2.18%
Nontaxable	34,616	1,672	4.83%	37,883	1,888	4.98%	39,975	2,189	5.48%
Loans (LHFS and LHFI)	7,592,223	316,007	4.16%	6,745,970	288,538	4.28%	6,250,151	276,775	4.43%
Acquired loans	331,736	30,144	9.09%	462,602	51,152	11.06%	666,102	76,736	11.52%
Other earning assets	70,029	988	1.41%	53,613	1,579	2.95%	40,828	1,524	3.73%
Total interest-earning assets	11,484,581	430,421	3.75%	10,791,171	428,658	3.97%	10,445,370	442,697	4.24%
Cash and due from banks	291,868			275,246			316,843
Other assets	1,243,985			1,286,139			1,345,438
Allowance for loan losses	(82,414)			(82,361)			(79,621)
Total Assets	$12,938,020			$12,270,195			$12,028,030

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,866,225	3,297	0.18%	$1,901,478	3,235	0.17%	$1,837,496	3,151	0.17%
Savings deposits	3,140,060	2,657	0.08%	3,124,393	2,547	0.08%	3,116,251	2,949	0.09%
Time deposits	1,665,516	6,794	0.41%	1,820,437	6,816	0.37%	2,103,813	9,223	0.44%
Federal funds purchased and securities sold under repurchase agreements	495,197	1,717	0.35%	503,077	801	0.16%	435,324	550	0.13%
Short-term borrowings	370,008	3,695	1.00%	415,081	2,859	0.69%	173,759	1,506	0.87%
Long-term FHLB advances	634,300	2,104	0.33%	13,533	49	0.36%	6,837	45	0.66%
Subordinated notes	47,662	2,775	5.82%	49,951	2,895	5.80%	49,919	2,895	5.80%
Junior subordinated debt securities	61,856	1,508	2.44%	61,856	1,258	2.03%	61,856	1,227	1.98%
Total interest-bearing liabilities	8,280,824	24,547	0.30%	7,889,806	20,460	0.26%	7,785,255	21,546	0.28%
Noninterest-bearing demand deposits	2,996,886			2,781,682			2,711,727
Other liabilities	142,355			138,057			132,103
Shareholders' equity	1,517,955			1,460,650			1,398,945
Total Liabilities and Shareholders' Equity	$12,938,020			$12,270,195			$12,028,030

Net Interest Margin		405,874	3.53%		408,198	3.78%		421,151	4.03%

Less tax equivalent adjustments:
Investments		1,979			2,328			2,622
Loans		16,362			14,105			13,193
Net Interest Margin per Income Statements		$387,533			$391,765			$405,336

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2016 Compared to 2015			2015 Compared to 2014
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$3	$3	$6	$(23)	$8	$(15)
Securities available for sale:
Taxable	125	(2,741)	(2,616)	1,166	(1,267)	(101)
Nontaxable	(839)	58	(781)	(723)	184	(539)
Securities held to maturity:
Taxable	(500)	—	(500)	446	237	683
Nontaxable	(160)	(56)	(216)	(110)	(191)	(301)
Loans, net of unearned income (LHFS and LHFI)	35,684	(8,215)	27,469	21,385	(9,622)	11,763
Acquired loans	(12,891)	(8,117)	(21,008)	(22,627)	(2,957)	(25,584)
Other earning assets	392	(983)	(591)	415	(360)	55
Total interest-earning assets	21,814	(20,051)	1,763	(71)	(13,968)	(14,039)

Interest paid on:
Interest-bearing demand deposits	(76)	138	62	84	—	84
Savings deposits	110	—	110	5	(407)	(402)
Time deposits	(651)	629	(22)	(1,104)	(1,303)	(2,407)
Federal funds purchased and securities sold under repurchase agreements	(13)	929	916	101	150	251
Short-term borrowings	(338)	1,174	836	1,722	(369)	1,353
Long-term FHLB advances	2,055	—	2,055	4	—	4
Subordinated notes	(130)	10	(120)	—	—	—
Junior subordinated debt securities	—	250	250	—	31	31
Total interest-bearing liabilities	957	3,130	4,087	812	(1,898)	(1,086)
Change in net interest income on a tax equivalent basis	$20,857	$(23,181)	$(2,324)	$(883)	$(12,070)	$(12,953)

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

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases in the allowance for loan losses, LHFI related to newly identified criticized LHFI as well as the actions taken related to other LHFI including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.  The provision for loan losses, LHFI totaled $11.0 million for 2016, $8.4 million for 2015 and $1.2 million for 2014.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under FASB ASC Topic 310-30.  The increase in the provision for loan losses, acquired loans when 2016 is compared to 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the year, primarily related to loans acquired from BancTrust.  The decrease in the provision for loan losses, acquired loans during 2015 was principally due to an increase in recoveries of acquired loans, partially offset by increased charge-offs during 2015 compared to 2014, and changes in expectations based on the periodic re-estimations performed during the period, primarily related to loans acquired from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
BancTrust	$4,143	$3,899	$6,672
Bay Bank	(50)	(24)	482
Heritage	(336)	(450)	(983)
Total provision for loan losses, acquired loans	$3,757	$3,425	$6,171

Noninterest Income

Noninterest income represented 31.0%, 30.7% and 29.9% of total revenue, before securities (losses) gains, net in 2016, 2015 and 2014, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$45,253	-4.5%	$47,366	-2.7%	$48,671	-5.6%
Bank card and other fees	27,906	-1.4%	28,298	-14.2%	32,966	-8.3%
Mortgage banking, net	28,212	-6.5%	30,176	21.8%	24,780	-26.0%
Insurance commissions	36,764	0.9%	36,424	8.8%	33,468	8.6%
Wealth management	30,492	-2.8%	31,369	-3.0%	32,343	9.7%
Other, net	5,626	n/m	(484)	n/m	614	n/m
Total Noninterest Income before securities (losses) gains, net	174,253	0.6%	173,149	0.2%	172,842	-0.3%
Securities (losses) gains, net	(310)	n/m	—	n/m	300	-38.1%
Total Noninterest Income	$173,943	0.5%	$173,149	—	$173,142	-0.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decline in service charges on deposit accounts when 2016 is compared to 2015 was principally due to a $1.5 million, or 4.6%, decrease in NSF and overdraft charges on consumer deposit accounts and a $436 thousand, or 4.7%, decrease in service charges on consumer deposit accounts.  The decline in NSF and overdraft charges on deposit accounts during 2016 was primarily the result of balances in consumer deposit accounts increasing 3.5% during 2016 providing more available funds to complete banking.

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

Bank Card and Other Fees

Bank card and other fees consist primarily of fees earned on bank card products as well as fees on various bank products and services and safe deposit box fees.  Bank card and other fees remained relatively stable when 2016 is compared to 2015 as slight declines in miscellaneous other bank fees, interchange income and ATM transaction income were partially offset by an increase net revenue related to interest rate swaps entered into with qualified commercial borrowing customers.  See the section captioned “Derivatives” for additional information related to the derivative products offered to qualified commercial borrowing customers.  The decrease in bank card and other fees for 2015 when compared to 2014 was primarily the result of declines in interchange income.

The FRB has issued rules under the EFTA, as amended by the Dodd-Frank Act, to limit interchange fees that an issuer may receive or charge for an electronic debit card transaction.  See the section captioned “Debit Interchange Regulation” included in Part I. Item 1. – Business – of this report.  As a result of the regulations, Trustmark’s noninterest income declined $11.5 million when 2015 is compared to 2014.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$20,724	5.6%	$19,625	5.4%	$18,619	4.1%
Change in fair value-MSR from runoff	(10,106)	6.1%	(9,527)	11.2%	(8,566)	-12.6%
Gain on sales of loans, net	20,535	14.3%	17,965	66.8%	10,770	-59.2%
Other, net	(84)	n/m	233	-74.2%	904	n/m
Mortgage banking income before hedge ineffectiveness	31,069	9.8%	28,296	30.2%	21,727	-27.1%
Change in fair value-MSR from market changes	(406)	n/m	1,577	n/m	(7,203)	n/m
Change in fair value of derivatives	(2,451)	n/m	303	-97.0%	10,256	n/m
Net hedge ineffectiveness	(2,857)	n/m	1,880	-38.4%	3,053	-17.6%
Mortgage banking, net	$28,212	-6.5%	$30,176	21.8%	$24,780	-26.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in net revenue from mortgage banking for 2016 when compared to 2015 was principally due to a net negative hedge ineffectiveness for 2016 compared to a net positive hedge ineffectiveness for 2015, partially offset by increases in gain on sales of loans, net and mortgage servicing income, net. The increase in net revenue from mortgage banking during 2015 was principally due to an increase in gain on sales of loans, net partially offset by a decline in the net positive hedge ineffectiveness.  Mortgage loan production increased $124.2 million, or 8.4%, during 2016 to total $1.606 billion, which continued to reflect increased mortgage lending activity due to low mortgage rates.  Mortgage loan production increased $290.0 million, or 24.3%, during 2015 to total $1.482 billion, reflecting industry-wide improvements in real estate and construction activity as well as increased mortgage lending activity due to low mortgage rates.  In addition, during the second quarter of 2015, Trustmark expanded its mortgage banking capabilities with the addition of ten mortgage producers in the Alabama and Florida market regions.  Loans serviced for others totaled $6.371 billion at December 31, 2016, compared with $5.971 billion at December 31, 2015, and $5.636 billion at December 31, 2014.

Representing a significant component of mortgage banking income is gain on sales of loans, net.  The increase in the gain on sales of loans, net when 2016 is compared to 2015 and when 2015 is compared to 2014 resulted from both higher profit margins from secondary marketing activities as well as higher volumes of loans sold.  Loan sales increased $138.0 million during 2016 to total $1.384 billion compared to an increase of $332.8 million during 2015 to total $1.246 billion.  The increase in loans sales during 2016 and 2015 was due to increased mortgage lending activity and Trustmark’s decision during 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The slight decrease in other mortgage banking income, net during 2016 was the result of a negative net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts for 2016 compared to a positive net valuation adjustment for 2015, which was principally due to higher increases in volumes during 2015 offset partially by lower declines in profit margins during 2016.  The decrease in other mortgage banking income, net when comparing 2015 with 2014 primarily resulted from a decrease in the net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts during the period, which was principally due to higher increases in profit margins during 2014 offset partially by higher increases in volumes during 2015.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 19 – Fair Value set forth in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(9,916)	-1.3%	$(10,050)	-15.0%	$(11,824)	-4.4%
Decrease in FDIC indemnification asset	(369)	-89.5%	(3,513)	22.2%	(2,874)	-51.3%
Increase in life insurance cash surrender value	6,891	2.8%	6,702	-8.7%	7,340	98.3%
Other miscellaneous income	9,020	41.4%	6,377	-20.0%	7,972	20.9%
Total other, net	$5,626	n/m	$(484)	n/m	$614	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when 2016 is compared to 2015, was primarily due to a decrease in the net reduction of the FDIC indemnification asset related to the acquired covered loans and covered other real estate, a net gain on the sale of premises and equipment as a result of the sale of a former bank branch during 2016 compared to a net loss on the sale of premises and equipment recorded during 2015 on the sale of a former bank branch acquired in the BancTrust merger and an increase in other miscellaneous income related to various vendor contract bonuses and settlements, an one-time arrangement fee and merchant service fees received during 2016.  The decrease in other income, net during 2015 was primarily the result of a decline in other miscellaneous income due to a net loss on the sale of a former bank branch acquired in the merger with BancTrust during the first quarter of 2015, a decrease in the amount of revenue received during 2015 related to Trustmark’s non-qualified deferred compensation plan and a one-time arrangement fee received during the second quarter of 2014; a decrease in the net cash surrender value related to Trustmark’s supplemental employee retirement plan and the increase in the net reduction of the FDIC indemnification asset primarily due to increases in the amortization of the FDIC indemnification asset and the negative valuation adjustments for covered acquired loans, which was partially offset by the decrease in partnership amortization for tax credit purposes.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$239,637	4.1%	$230,198	1.5%	$226,694	2.2%
Services and fees	58,695	2.0%	57,534	1.7%	56,598	5.0%
Net occupancy-premises	24,982	-1.3%	25,318	-4.3%	26,468	2.0%
Equipment expense	24,225	1.5%	23,859	—	23,860	-2.8%
Other real estate expense:
Write-downs	4,463	7.0%	4,171	-50.7%	8,458	18.2%
Net (gain)/loss on sale	(7,030)	74.0%	(4,040)	8.6%	(3,721)	n/m
Carrying costs	3,153	-33.9%	4,772	-27.5%	6,584	-7.4%
Total other real estate expense	586	-88.0%	4,903	-56.7%	11,321	-24.7%
FDIC assessment expense	11,243	4.8%	10,728	5.2%	10,197	13.3%
Other expense	47,930	-2.4%	49,122	-8.8%	53,867	-17.8%
Total noninterest expense	$407,298	1.4%	$401,662	-1.8%	$409,005	-1.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

During the second quarter of 2016, Trustmark completed a voluntary ERP as a proactive measure to manage noninterest expense.  As a result of the ERP, 188 of the eligible associates retired from Trustmark by June 30, 2016.  The ERP resulted in non-routine expenses totaling $9.8 million ($9.6 million included in salaries and employee benefits expense and $213 thousand included in other expense) during 2016.  As a result of the ERP, Trustmark realized cost savings in salaries and employee benefits expense of $4.4 million during 2016.

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, a noncontributory tax-qualified defined benefit pension plan, effective December 31, 2016.  As a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 decreased from 6.0% to 2.5%, which resulted in increased periodic benefit costs for the Plan.  Included in salaries and employee benefits expense for the year ended December 31, 2016, were non-routine pension expenses related to the de-risking investment strategy for the plan assets totaling $1.3 million.

The increase in salaries and employee benefits, the largest category of noninterest expense, when 2016 is compared to 2015, was primarily due to non-routine transaction expenses related to the ERP and Plan termination and higher commissions expense as a result of improvements in mortgage loan production, partially offset by cost savings realized related to the ERP.  The increase in salaries and employee benefits during 2015 was primarily due to an increase in commission expense as a result of expanded mortgage and insurance production, a net gain recorded during 2014 related to the termination and distribution of the BancTrust Pension Plan, and an increase in expenses related to Trustmark’s qualified defined benefit pension plan attributable to lump sum settlements, partially offset by a decline in general incentives expense.

Services and Fees

The increase in services and fees expense when 2016 is compared to 2015, was primarily to due to increases in data processing expenses related to software, other outside services and fees and advertising, partially offset by declines in legal and communications expenses.  The increase in services and fees during 2015 was primarily due to higher data processing expenses related to software and legal expense, which were partially offset by declines in outside services and fees, advertising and telephone expenses.  During the second quarter of 2015, Trustmark introduced its new consumer mobile banking service, myTrustmarkSM.  Trustmark has partnered with third party vendors to employ several security control mechanisms to assure secure access to myTrustmarkSM as well as the security of the data processing and storage behind the site.

Net Occupancy-Premises

The decrease in net occupancy-premises expense during 2016 was principally due to decreases in utility and janitorial costs partially offset by increases in depreciation of building improvements and buildings rent expense.  The decrease in net occupancy-premises expense during 2015 was principally due to declines in ad valorem taxes and building repairs and maintenance expense, which were partially offset by increases in building rental expense.

During 2016, Trustmark consolidated nine branch offices across the Alabama, Florida and Mississippi market regions, and reallocated a portion of those resources into a new banking center in Tuscaloosa, Alabama, and a new loan production office in Pensacola, Florida.  During 2015, Trustmark completed the consolidation of eight banking offices with limited growth opportunities, expanded its mortgage-banking platform with the addition of two new mortgage loan production offices in the Alabama and Florida market regions, and opened two new banking offices in the Alabama market region and one new banking office in the Mississippi market region.

Equipment Expense

The slight increase in equipment expense during 2016 was primarily due to increases in data processing equipment expense partially offset by declines in equipment maintenance contract expense and depreciation of furniture, fixtures and equipment.  Equipment expense remained flat when comparing 2015 with 2014.

Other Real Estate Expense

The decrease in other real estate expense for 2016 compared to 2015 was principally due to an increase in the net gain on sales of other real estate and a decrease in other real estate carrying costs.  The decrease in other real estate expense during 2015 was principally due to a decrease in the provision for other real estate write-downs as well as declines in other real estate carrying costs.  The net gain on sale of other real estate for 2016 totaled $7.0 million, compared to a net gain on the sale of other real estate of $4.0 million for 2015 and $3.7 million for 2014.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate.”

FDIC Assessment Expense

The increase in FDIC assessment expense for 2016 was primarily due to a projected increase in Trustmark’s assessment rate during the first half of the year due to an increase in FDIC defined higher-risk assets partially offset by a projected decline in the assessment rate during the last part of 2016 due to changes in the assessment rate under a revised FDIC rule, which became effective on July 1, 2016.  The increase in FDIC assessment expense for 2015 primarily resulted from the increase in Trustmark’s assessment base.

As required by the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system to base assessments on the average total consolidated assets of insured depository institutions less the average tangible equity during the assessment period.  In addition, the Dodd-Frank Act requires the minimum reserve ratio for the Deposit Insurance Fund (DIF) be increased from 1.15% to 1.35% of estimated insurable deposits, or the comparable percentage of the assessment base, by September 30, 2020.  In March 2016, the Board of Directors of the FDIC approved a final rule to increase the DIF to the statutorily required minimum level of 1.35%.  Under the rule adopted by the FDIC in 2011, regular assessment rates for all banks decrease once the reserve ratio reaches 1.15%.  On August 30, 2016, the FDIC announced that the reserve ratio was 1.17% as of June 30, 2016.  The final rule approved in March 2016 imposes a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, on banks with at least $10.0 billion in assets.  The FDIC expects the reserve ratio will likely reach 1.35% after approximately two years of payments of these surcharges.  The final rule became effective and surcharges began on July 1, 2016.  Trustmark expects that its FDIC assessment expense will decline under this final rule as the lower regular assessment rates and the allowable adjustments will more than offset the surcharge of 4.5 cents per $100 of assessment base.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$12,226	-4.7%	$12,835	-0.9%	$12,953	-14.1%
Amortization of intangibles	6,866	-12.2%	7,819	-10.7%	8,756	-0.7%
Other miscellaneous expense	28,838	1.3%	28,468	-11.5%	32,158	-4.7%
Total other expense	$47,930	-2.4%	$49,122	-8.8%	$53,867	-17.8%

The decline in other expense when 2016 is compared to 2015 was primarily due to decreases in franchise taxes, the amortization of the non-taxable core deposit intangible asset and loan expenses, partially offset by increases in customer related fraud losses and a property valuation adjustment recorded during 2016 related to properties transferred to assets held for sale.  During 2016, Trustmark continued its measured approach to the optimization of its retail delivery channels by consolidated nine branch offices across the Alabama, Florida and Mississippi market regions, and reallocated a portion of those resources into a new banking center in Tuscaloosa, Alabama, and a new loan production office in Pensacola, Florida.  Seven of the closed branches as well as two pieces of property previously purchased in anticipation of a future branch were transferred to assets held for sale during 2016 at the lower of the current book value or the fair value less costs to sell.  A property valuation adjustment of $750 thousand was recorded as a result of transferring these properties to assets held for sale.

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

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
General Banking	$99,083	$106,738	$114,870
Wealth Management	4,124	3,850	4,222
Insurance	5,204	5,450	4,470
Consolidated Net Income	$108,411	$116,038	$123,562

General Banking

Net interest income for the General Banking Division for 2016 decreased $4.5 million, or 1.1%, when compared with 2015.  The decrease in net interest income was principally due to declines in interest and fees on acquired loans and interest on taxable securities and an increase in other interest expense, which were partially offset by an increase in interest and fees on LHFS and LHFI.  Net interest income for the General Banking Division for 2015 decreased $13.1 million, or 3.2%, when compared with 2014.  The decline in net interest income was mostly due to declines in interest and fees on acquired loans, which was partially offset by an increase in interest and fees on LHFS and LHFI and declines in the cost of interest-bearing deposits.  The provision for loan losses, net during 2016 totaled $14.7 million compared with $11.8 million during 2015 and $7.4 million during 2014.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $1.6 million, or 1.5%, during 2016 compared to a decrease of $2.0 million, or 1.8%, during 2015.  Noninterest income for the General Banking Division represented 21.7% of total revenue for 2016, 21.2% for 2015 and 21.0% for 2014.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities (losses) gains, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $6.3 million, or 1.8%, during 2016 compared to a decrease of $7.4 million, or 2.1%, during 2015.  The increase in noninterest expense for 2016 was principally due to increases in salaries and employee benefits expense, primarily as a result of non-routine expenses related to the ERP, increased commission expense due to improved mortgage loan production and non-routine pension expense resulting from the de-risking strategy for plan assets in anticipation of the termination of the Plan, and services and fees, partially offset by declines in other real estate expense and other expense.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2016, net income for the Wealth Management Division increased $274 thousand, or 7.1%, compared to a decrease of $372 thousand, or 8.8%, during 2015.  Net interest income for the Wealth Management Division, which primarily consists of interest income earned on deposit accounts held by the Wealth Management Division, increased $389 thousand during 2016 compared to a decline of $514 thousand, or 60.4%, during 2015.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $1.1 million, or 3.6%, during 2016, compared to a decrease of $964 thousand, or 3.0%, during 2015.  The decrease in noninterest income for the Wealth Management Division during 2016 was primarily attributable to declines in commissions and annuity income generated by the brokerage services unit and trust fees related to retirement planning and personal estate services, partially offset by growth in trust asset management fee income from mutual funds and custody services.  The decrease in noninterest income for the Wealth Management Division during 2015 was primarily attributable to declines in fixed annuity income and commissions generated by the brokerage services unit and trust management fees, partially offset by growth in asset management fees and variable annuity income generated by the brokerage services unit.  Noninterest expense decreased $1.2 million, or 4.7%, during 2016 compared to a decrease of $1.4 million, or 5.2%, during 2015.  The decrease in noninterest expense for the Wealth Management Division during 2016 was principally due to decreases in salaries and employee benefits, primarily due to lower commissions and salary expense partially offset by an increase in trust incentives expense, and data processing charges.  The decrease in noninterest expense for the Wealth Management Division during 2015 was principally due to a legal reserve recorded during 2014.

At December 31, 2016 and 2015, Trustmark held assets under management and administration of $10.255 billion and $10.697 billion and brokerage assets of $1.643 billion and $1.564 billion, respectively.

Insurance

Net income for the Insurance Division during 2016 decreased $246 thousand, or 4.5%, compared to an increase of $980 thousand, or 21.9%, during 2015.  Noninterest income for the Insurance Division, which predominately consists of insurance commissions, increased $340 thousand, or 0.9%, during 2016, compared to an increase of $3.0 million, or 8.8%, during 2015.  The slight increase in insurance commissions during 2016 was primarily due to new business commission volume primarily in group health coverage and an increase in contingent commissions from insurance companies, which was mostly offset by declines in business commission volume in property and casualty coverage and policy fees and other income.  The increase in insurance commissions during 2015 was due to new business commission volume primarily in commercial property and casualty and group health coverage.  Growth in new business commission volumes reflected both a continued focus on new business and the addition of experienced account executives with an established book of business during 2015.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Noninterest expense for the Insurance Division increased $532 thousand, or 1.9%, during 2016 and $1.5 million, or 5.5%, during 2015.  The slight increase in noninterest expense for the Insurance Division during 2016 was principally due to increases in salaries and insurance expenses.  The increase in noninterest expense during 2015 was primarily due to higher commissions and salaries expense resulting from improved performance in the Insurance Division and modest general merit increases and higher services and fees expense resulting from increases in professional fees and software maintenance fees.

During 2016, business conditions improved slightly in the markets served by FBBI.  Trustmark performed an annual impairment test of the book value of capital held in the Insurance Division as of October 1, 2016, 2015, and 2014.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2016, Trustmark’s combined effective tax rate was 22.3% compared to 23.4% in 2015 and 23.8% in 2014.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., NMTC, low income housing tax credits and historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $11.485 billion, or 88.8% of total average assets, at December 31, 2016, compared with $10.791 billion, or 88.0% of total average assets, at December 31, 2015, an increase of $693.4 million, or 6.4%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased to 4.1 years at December 31, 2016, compared to 5.2 years at December 31, 2015.

When compared with December 31, 2015, total investment securities decreased by $17.9 million, or 0.5%, during 2016.  This decrease resulted primarily from calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities partially offset by purchases of GSE securities.  Trustmark sold $25.0 million of securities during 2016, which generated a net loss of $310 thousand, compared to no securities sold during 2015.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million.  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying balance sheets totaled $24.2 million ($14.9 million net of tax) compared to $34.0 million ($21.0 million net of tax) at December 31, 2015.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At December 31, 2016, available for sale securities totaled $2.357 billion, which represented 67.0% of the securities portfolio, compared to $2.345 billion, or 66.4%, at December 31, 2015.  At December 31, 2016, unrealized losses, net on available for sale securities totaled $9.5 million compared to unrealized gains, net of $5.9 million at December 31, 2015.  At December 31, 2016, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2016, held to maturity securities totaled $1.159 billion and represented 33.0% of the total securities portfolio, compared with $1.188 billion, or 33.6%, at December 31, 2015.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at December 31, 2016, 2015 and 2014 ($ in thousands):

	December 31,
	2016	2015	2014
Securities available for sale
U.S. Treasury securities	$—	$—	$100
U.S. Government agency obligations
Issued by U.S. Government agencies	56,272	68,314	79,788
Issued by U.S. Government sponsored agencies	257	258	32,725
Obligations of states and political subdivisions	113,541	134,719	157,001
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,222	25,602	11,897
Issued by FNMA and FHLMC	638,809	222,899	199,599
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,271,198	1,584,338	1,655,733
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	242,869	278,429	184,394
Asset-backed securities and structured financial products	—	25,003	30,776
Total securities available for sale	$2,366,168	$2,339,562	$2,352,013

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$3,647	$101,782	$100,971
Obligations of states and political subdivisions	46,303	55,892	63,505
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	15,478	17,363	19,115
Issued by FNMA and FHLMC	81,299	10,368	11,437
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	803,474	820,012	834,176
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	208,442	182,401	141,481
Total securities held to maturity	$1,158,643	$1,187,818	$1,170,685

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2016, and the weighted-average yield for each range of maturities (tax equivalent basis) ($ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$—	—	$—	—	$12,680	2.93%	$43,592	2.42%	$56,272
Issued by U.S. Government sponsored agencies	—	—	257	3.85%	—	—	—	—	257
Obligations of states and political subdivisions	33,591	3.80%	79,323	4.00%	627	3.95%	—	—	113,541
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	137	3.89%	1,831	1.66%	41,254	2.94%	43,222
Issued by FNMA and FHLMC	3	4.51%	41	2.53%	91,841	2.35%	546,924	1.92%	638,809
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	392	5.00%	8,926	2.00%	51,977	2.60%	1,209,903	2.40%	1,271,198
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	95,118	2.92%	138,641	2.32%	9,110	2.71%	242,869
Total securities available for sale	$33,986	3.81%	$183,802	3.34%	$297,597	2.41%	$1,850,783	2.27%	$2,366,168

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$—	—	$—	—	$3,647	2.53%	$—	—	$3,647
Obligations of states and political subdivisions	145	8.01%	35,983	5.25%	10,175	5.12%	—	—	46,303
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	—	—	—	15,478	2.90%	15,478
Issued by FNMA and FHLMC	—	—	—	—	—	—	81,299	2.19%	81,299
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	—	—	—	—	803,474	1.98%	803,474
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	36,514	2.07%	129,786	2.29%	42,142	2.39%	208,442
Total securities held to maturity	$145	8.01%	$72,497	3.65%	$143,608	2.50%	$942,393	2.03%	$1,158,643

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

As of December 31, 2016, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2016 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,252,627	95.2%	$2,241,309	95.1%
Aa1 to Aa3	75,328	3.2%	76,666	3.3%
A1 to A3	186	—	191	—
Baa1 to Baa3	219	—	216	—
Not Rated (1)	37,808	1.6%	38,300	1.6%
Total securities available for sale	$2,366,168	100.0%	$2,356,682	100.0%

Securities Held to Maturity
Aaa	$1,112,341	96.0%	$1,109,295	95.9%
Aa1 to Aa3	33,554	2.9%	34,852	3.0%
Baa1 to Baa3	419	—	433	—
Not Rated (1)	12,329	1.1%	12,466	1.1%
Total securities held to maturity	$1,158,643	100.0%	$1,157,046	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2016, approximately 95.1% of the available for sale securities and 96.0% of held to maturity securities were rated Aaa.

LHFS

At December 31, 2016, LHFS totaled $175.9 million, consisting of $132.0 million of residential real estate mortgage loans in the process of being sold to third parties and $43.9 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2015, LHFS totaled $160.2 million, consisting of $124.2 million of residential real estate mortgage loans in the process of being sold to third parties and $36.0 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

During 2015, Trustmark exercised its option to repurchase approximately $28.5 million delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans were no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 5 – LHFI and Allowance for Loan Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan type for each year of the five-year period ended
December 31, 2016 ($ in thousands):

	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$831,437	10.6%	$824,723	11.6%	$619,877	9.6%	$596,889	10.3%	$468,975	8.4%
Secured by 1-4 family residential properties	1,660,043	21.1%	1,649,501	23.3%	1,634,397	25.4%	1,485,564	25.6%	1,497,480	26.8%
Secured by nonfarm, nonresidential properties	2,034,176	25.9%	1,736,476	24.5%	1,553,193	24.1%	1,415,139	24.4%	1,410,264	25.2%
Other real estate secured	318,148	4.0%	211,228	3.0%	253,787	3.9%	189,362	3.3%	189,949	3.4%
Commercial and industrial loans	1,528,434	19.5%	1,343,211	18.9%	1,270,350	19.7%	1,157,614	20.0%	1,169,513	20.9%
Consumer loans	170,562	2.2%	169,135	2.4%	167,964	2.6%	165,308	2.8%	171,660	3.1%
State and other political subdivision loans	917,515	11.7%	734,615	10.4%	602,727	9.3%	499,963	8.6%	443,665	7.9%
Other loans	390,898	5.0%	422,496	5.9%	347,174	5.4%	289,042	5.0%	241,248	4.3%
LHFI	$7,851,213	100.0%	$7,091,385	100.0%	$6,449,469	100.0%	$5,798,881	100.0%	$5,592,754	100.0%

LHFI increased $759.8 million, or 10.7%, compared to December 31, 2015.  The increase in LHFI during 2016 represented net growth across all five of Trustmark’s market regions, primarily in the loans secured by real estate, commercial and industrial loans and state and other political subdivision loans categories.

During 2016, LHFI secured by real estate increased $421.9 million, or 9.5%, across all five market regions.  LHFI secured by construction, land development and other land increased $6.7 million, or 0.8%, during 2016, principally due to new loan growth in the other construction, 1-4 family construction and lots categories, partially offset by other construction loans that were moved to the appropriate permanent categories.  During 2016, $524.6 million in other construction loans were moved to the appropriate permanent categories upon completion, including $323.7 million in non-owner occupied, $84.1 million in owner occupied, $116.6 million in multi-family residential and $283 thousand in state and other political subdivision loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $500.1 million for 2016.  The 1-4 family construction and lots loan portfolios increased $19.3 million, or 12.5%, and $10.9 million, or 21.9%, respectively, during 2016, principally due to growth in Trustmark’s Alabama, Mississippi and Tennessee market regions.

The commercial real estate loan portfolio increased $297.7 million, or 17.1%, during 2016, principally due to other construction loans that moved to permanent financing.  Excluding the reclassifications from other construction loans, the commercial real estate loans portfolio declined $109.3 million, or 6.3%, during 2016.  The decrease in the commercial real estate loan portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in Trustmark’s Texas, Mississippi and Alabama market regions as well as declines in owner occupied loans in the Mississippi, Texas and Tennessee market regions.  Other real estate secured LHFI increased $106.9 million, or 50.6%, during 2016, primarily due to multi-family residential loans in Trustmark’s Texas, Tennessee, Mississippi and Alabama market regions that were moved from other construction loans to permanent financing.  Excluding the reclassifications from other construction loans, other real estate secured LHFI decreased $9.7 million, or 4.6%, during 2016 as declines in the Texas, Tennessee and Florida market regions were partially offset by growth in the Mississippi and Alabama market regions.  LHFI secured by 1-4 family residential properties increased $10.5 million, or 0.6%, during 2016, reflecting growth in the Alabama, Mississippi, and Florida market regions partially offset by declines in the Tennessee and Texas market regions.  Trustmark made the decision in 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.  However, in the fourth quarter of 2016, Trustmark decided to replace a portion of the run-off in its single-family loan portfolio due to the increase in rates on mortgage loans resulting in the slight increase in LHFI secured by 1-4 family residential properties during 2016.

The commercial and industrial loan portfolio increased $185.2 million, or 13.8%, during 2016, due to growth in the Mississippi, Tennessee, Alabama and Florida market regions, partially offset by declines in the Texas market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At December 31, 2016 and 2015, energy-related LHFI had outstanding balances of approximately $271.5 million and $213.0 million, respectively, which represented approximately 3.5% of Trustmark’s total LHFI portfolio at December 31, 2016 compared to approximately 3.0% of the total LHFI portfolio at December 31, 2015.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $182.9 million, or 24.9%, during 2016 principally due to growth in traditional public finance loans, such as investments that entail the use of tax anticipation notes, public school improvements, facility improvements and renovations, in all five of Trustmark’s market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, decreased $31.6 million, or 7.5%, during 2016, which represented declines in all of Trustmark’s market with the exception of the Alabama market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties as of December 31, 2016 and 2015 ($ in thousands):

	December 31,
	2016	2015
Home equity loans	$54,687	$61,635
Home equity lines of credit	390,629	376,998
Percentage of loans and lines for which Trustmark holds first lien	59.7%	58.9%
Percentage of loans and lines for which Trustmark does not hold first lien	40.3%	41.1%

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

The following table presents the LHFI composition by region at December 31, 2016 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$831,437	$167,886	$57,780	$316,518	$52,747	$236,506
Secured by 1-4 family residential properties	1,660,043	79,087	49,393	1,412,078	102,076	17,409
Secured by nonfarm, nonresidential properties	2,034,176	283,756	177,455	908,591	169,499	494,875
Other real estate secured	318,148	28,866	3,511	159,369	17,688	108,714
Commercial and industrial loans	1,528,434	129,621	15,194	795,311	308,380	279,928
Consumer loans	170,562	20,811	3,683	126,711	17,180	2,177
State and other political subdivision loans	917,515	76,228	29,450	564,707	32,714	214,416
Other loans	390,898	37,394	19,140	261,612	38,946	33,806
LHFI	$7,851,213	$823,649	$355,606	$4,544,897	$739,230	$1,387,831

Construction, Land Development and Other Land Loans by Region
Lots	$60,820	$14,045	$18,952	$23,405	$2,564	$1,854
Development	52,669	6,763	5,534	21,421	615	18,336
Unimproved land	111,418	15,436	16,240	45,451	16,011	18,280
1-4 family construction	174,344	41,324	9,058	82,576	2,964	38,422
Other construction	432,186	90,318	7,996	143,665	30,593	159,614
Construction, land development and other land loans	$831,437	$167,886	$57,780	$316,518	$52,747	$236,506

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$279,040	$74,393	$36,196	$96,009	$21,850	$50,592
Office	220,750	31,966	30,479	76,745	9,259	72,301
Nursing homes/assisted living	116,307	—	—	109,579	6,728	—
Hotel/motel	227,088	46,007	31,121	62,395	41,794	45,771
Mini-storage	145,456	9,963	5,300	58,430	13,999	57,764
Industrial	121,906	10,159	10,210	20,983	5,467	75,087
Health care	25,937	2,050	826	22,002	—	1,059
Convenience stores	19,624	1,554	—	10,905	993	6,172
Other	73,364	8,031	10,519	25,269	2,804	26,741
Total non-owner occupied loans	1,229,472	184,123	124,651	482,317	102,894	335,487

Owner-occupied:
Office	146,004	17,886	23,697	74,816	7,041	22,564
Churches	87,031	10,379	2,098	44,962	22,730	6,862
Industrial warehouses	127,544	6,414	3,517	64,274	10,082	43,257
Health care	116,585	22,859	6,830	62,925	4,661	19,310
Convenience stores	94,618	7,732	7,088	54,080	1,168	24,550
Retail	38,173	4,746	5,012	20,720	1,995	5,700
Restaurants	34,741	3,530	912	24,781	3,474	2,044
Auto dealerships	14,909	9,144	41	4,600	1,124	—
Other	145,099	16,943	3,609	75,116	14,330	35,101
Total owner-occupied loans	804,704	99,633	52,804	426,274	66,605	159,388
Loans secured by nonfarm, nonresidential properties	$2,034,176	$283,756	$177,455	$908,591	$169,499	$494,875

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

The following table provides information regarding Trustmark’s LHFI maturities by loan type at December 31, 2016 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$494,840	$263,116	$73,481	$831,437
Secured by 1-4 family residential properties	507,211	224,072	928,760	1,660,043
Other real estate secured	881,524	1,143,136	327,664	2,352,324
Commercial and industrial loans	754,558	647,437	126,439	1,528,434
Consumer loans	48,604	115,483	6,475	170,562
Other loans	406,623	350,592	551,198	1,308,413
LHFI	$3,093,360	$2,743,836	$2,014,017	$7,851,213

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2016 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loan Type
Predetermined interest rates	$954,619	$2,007,342	$1,851,916	$4,813,877
Floating interest rates:
Loans which are at contractual floor	148,976	73,789	3,142	225,907
Loans which are free to float	1,989,765	662,705	158,959	2,811,429
Total floating interest rates	2,138,741	736,494	162,101	3,037,336
LHFI	$3,093,360	$2,743,836	$2,014,017	$7,851,213

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of December 31, 2016 and 2015 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	December 31, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$210,862	$620,575	$831,437
Secured by 1- 4 family residential properties	1,616,289	43,754	1,660,043
Secured by nonfarm, nonresidential properties	1,131,720	902,456	2,034,176
Other real estate secured	167,250	150,898	318,148
Commercial and industrial loans	518,125	1,010,309	1,528,434
Consumer loans	150,304	20,258	170,562
State and other political subdivision loans	827,969	89,546	917,515
Other loans	191,358	199,540	390,898
LHFI	$4,813,877	$3,037,336	$7,851,213

	December 31, 2015
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$311,049	$513,674	$824,723
Secured by 1- 4 family residential properties	1,573,640	75,861	1,649,501
Secured by nonfarm, nonresidential properties	1,116,689	619,787	1,736,476
Other real estate secured	160,147	51,081	211,228
Commercial and industrial loans	611,198	732,013	1,343,211
Consumer loans	149,742	19,393	169,135
State and other political subdivision loans	682,028	52,587	734,615
Other loans	210,186	212,310	422,496
LHFI	$4,814,679	$2,276,706	$7,091,385

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

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Balance at beginning of period	$67,619	$69,616	$66,448	$78,738	$89,518
LHFI charged off:
Construction, land development and other land loans	(311)	(2,435)	(1,100)	(1,441)	(3,480)
Loans secured by 1-4 family residential properties	(1,319)	(2,473)	(2,505)	(1,298)	(5,532)
Loans secured by nonfarm, nonresidential properties	(3,067)	(1,439)	(390)	(1,002)	(5,410)
Other loans secured by real estate	(27)	(24)	(277)	(910)	(1,601)
Commercial and industrial loans	(6,602)	(8,081)	(2,092)	(1,371)	(6,922)
Consumer loans	(1,864)	(2,171)	(1,965)	(2,425)	(3,082)
State and other political subdivision loans	—	—	—	—	—
Other loans	(5,740)	(5,846)	(4,897)	(5,031)	(5,349)
Total charge-offs	(18,930)	(22,469)	(13,226)	(13,478)	(31,376)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	1,380	1,773	3,608	3,077	—
Loans secured by 1-4 family residential properties	1,122	920	922	427	435
Loans secured by nonfarm, nonresidential properties	976	605	944	225	—
Other loans secured by real estate	7	136	—	229	—
Commercial and industrial loans	732	1,761	2,657	2,298	3,916
Consumer loans	4,007	3,289	3,883	4,798	6,211
State and other political subdivision loans	—	—	—	—	—
Other loans	3,395	3,613	3,169	3,555	3,268
Total recoveries	11,619	12,097	15,183	14,609	13,830
Net (charge-offs) recoveries	(7,311)	(10,372)	1,957	1,131	(17,546)
Provision for loan losses, LHFI	10,957	8,375	1,211	(13,421)	6,766
Balance at end of period	$71,265	$67,619	$69,616	$66,448	$78,738

Percentage of net charge-offs (recoveries) during period to average loans (LHFS and LHFI) outstanding during the period	0.10%	0.15%	-0.03%	-0.02%	0.30%

At December 31, 2016, the allowance for loan losses, LHFI, was $71.3 million, an increase of $3.6 million, or 5.4%, when compared with December 31, 2015.  The increase in the allowance for loan loss during 2016 was principally due to an increase in the required reserve for commercial LHFI across all five of Trustmark’s market regions as a result of loan growth, partially offset by a decline in the required specific reserve for impaired LHFI in the Mississippi, Texas and Alabama market regions.  Total allowance coverage of nonperforming LHFI, excluding impaired LHFI, increased to 267.40% at December 31, 2016, compared to 210.32% at December 31, 2015 due to a $7.6 million, or 12.6%, increase in the allowance for loan losses, LHFI excluding the specific reserve for LHFI and a $3.3 million, or 11.5%, decrease in nonperforming LHFI excluding the specifically reviewed impaired LHFI during 2016.  Allocation of Trustmark’s $71.3 million allowance for loan losses, LHFI, represented 0.97% of commercial LHFI and 0.68% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.91% as of December 31, 2016.  This compares with an allowance to total LHFI of 0.95% at December 31, 2015, which was allocated to commercial LHFI at 1.05% and to consumer and mortgage LHFI at 0.66%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,183	$5,230	$10,971
LHFI charged-off	(18,930)	(1,238)	(658)	(10,228)	(1,274)	(5,532)
Recoveries	11,619	333	2,598	6,464	948	1,276
Net (charge-offs) recoveries	(7,311)	(905)	1,940	(3,764)	(326)	(4,256)
Provision for loan losses, LHFI	10,957	2,624	(1,806)	3,591	897	5,651
Balance at end of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366

	Year Ended December 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,616	$3,647	$3,920	$47,290	$5,674	$9,085
LHFI charged-off	(22,469)	(1,294)	(1,924)	(15,848)	(1,630)	(1,773)
Recoveries	12,097	349	2,892	6,361	1,105	1,390
Net (charge-offs) recoveries	(10,372)	(945)	968	(9,487)	(525)	(383)
Provision for loan losses, LHFI	8,375	2,767	(2,122)	5,380	81	2,269
Balance at end of period	$67,619	$5,469	$2,766	$43,183	$5,230	$10,971

	Year Ended December 31, 2014
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$66,448	$1,506	$6,282	$42,592	$5,088	$10,980
LHFI charged-off	(13,226)	(623)	(1,059)	(10,068)	(1,255)	(221)
Recoveries	15,183	220	4,423	8,292	796	1,452
Net (charge-offs) recoveries	1,957	(403)	3,364	(1,776)	(459)	1,231
Provision for loan losses, LHFI	1,211	2,544	(5,726)	6,474	1,045	(3,126)
Balance at end of period	$69,616	$3,647	$3,920	$47,290	$5,674	$9,085

Charge-offs exceeded recoveries for 2016 resulting in a net charge-off of $7.3 million, or 0.10% of average loans (LHFS and LHFI), compared to a net charge-off of $10.4 million, or 0.15% of average loans (LHFS and LHFI), in 2015, and a net recovery of $2.0 million, or -0.03% of average loans (LHFS and LHFI), in 2014.  The decrease in total net charge-offs during 2016 was principally due to declines in charge-offs in the Mississippi, Florida, Tennessee and Alabama market regions partially offset by an increase in charge-offs in the Texas market region, primarily due to three large substandard credits that were charged off during 2016.  The increase in total net charge-offs during 2015 can be primarily attributed to an increase in charge-offs in the Mississippi market region, principally due to two large substandard credits that were charged off during 2015 which totaled $8.0 million, a decrease in recoveries of loans previously charged down, principally due to a $1.9 million decline in recoveries in the Mississippi market region and a $1.5 million decline in recoveries in the Florida market region, and an increase in charge-offs in the Texas market region as a result of a large substandard credit that was charged off during the third quarter of 2015.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for 2016 totaled 0.14% of average loans (LHFS and LHFI), compared to 0.12% of average loans (LHFS and LHFI) in 2015 and 0.02% of average loans (LHFS and LHFI) in 2014.  The increase in the provision for loan losses, LHFI when 2016 is compared to 2015 primarily reflects the increase in the amount of required reserves for LHFI, partially offset by a decrease in net charge-offs and the additional provision expense recorded during 2015 as a result of revisions to the allowance for loan loss methodology.  The provision for loans losses, LHFI for the Texas market region increased $3.4 million when 2016 is compared to 2015, principally resulting from increases in charge-offs as well as the required reserves for LHFI.  The provision for loan losses, LHFI for the Mississippi market region decreased $1.8 million when 2016 is compared to 2015, principally due to the decrease in charge-offs and additional provision expense recorded during 2015 as a result of revisions to the allowance for loan loss methodology.

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

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of the nonperforming assets, excluding acquired loans and covered other real estate, by geographic market region for each year in the five-year period ended December 31, 2016 ($ in thousands):

	December 31,
	2016	2015	2014	2013	2012
Nonaccrual LHFI
Alabama	$665	$1,776	$852	$14	$—
Florida	3,644	5,180	11,091	12,278	19,314
Mississippi	37,771	40,754	57,129	42,307	38,960
Tennessee	6,213	5,106	5,819	4,390	8,401
Texas	941	2,496	4,452	6,249	15,688
Total nonaccrual LHFI	49,234	55,312	79,343	65,238	82,363
Other real estate
Alabama	15,989	21,578	21,196	25,912	—
Florida	22,582	29,579	35,324	34,480	18,569
Mississippi	15,646	14,312	17,397	22,766	27,771
Tennessee	6,183	9,974	10,292	12,892	17,589
Texas	1,651	1,734	8,300	10,489	14,260
Total other real estate, excluding covered other real estate	62,051	77,177	92,509	106,539	78,189
Total nonperforming assets	$111,285	$132,489	$171,852	$171,777	$160,552

Nonperforming assets/total loans (LHFS and LHFI) and ORE	1.38%	1.81%	2.57%	2.84%	2.71%

Loans Past Due 90 days or more
LHFI	$1,832	$2,300	$2,764	$3,298	$6,378
LHFS - Guaranteed GNMA services loans (1)	$28,345	$21,812	$25,943	$21,540	$43,073

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At December 31, 2016, nonaccrual LHFI totaled $49.2 million, or 0.61% of total LHFS and LHFI, reflecting a decrease of $6.1 million, or 0.08% of total LHFS and LHFI, relative to December 31, 2015.  The decrease in nonaccrual LHFI was principally due to substandard credits that were paid off or foreclosed in the Mississippi market region, returned to accrual status in the Florida market region, and charged off in the Mississippi and Texas market regions partially offset by LHFI migrating to nonaccrual status in the Mississippi, Florida and Tennessee market regions during 2016. LHFI migrating to nonaccrual status in Trustmark’s Mississippi market region totaled approximately $21.1 million during 2016. Of this total $14.9 million, or 70.8%, represented five substandard credits, three energy-related loans and two healthcare providers. As of December 31, 2016, nonaccrual energy-related LHFI totaled $11.4 million and represented 4.2% of Trustmark’s total energy-related portfolio.  Predominately all of the nonaccrual energy-related LHFI as of December 31, 2106 were in the oil field services category.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual/Impaired LHFI” in Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

The following table illustrates nonaccrual LHFI by loan type for each year in the five-year period ended December 31, 2016 ($ in thousands):

	December 31,
	2016	2015	2014	2013	2012
Loans secured by real estate:
Construction, land development and other land	$3,323	$6,123	$13,867	$13,327	$27,105
Secured by 1-4 family residential properties	20,329	23,079	25,621	21,603	27,114
Secured by nonfarm, nonresidential properties	8,482	17,800	25,717	21,809	18,289
Other real estate secured	402	145	1,318	1,327	3,956
Commercial and industrial loans	15,824	7,622	12,104	6,286	4,741
Consumer loans	300	31	88	151	360
State and other political subdivision loans	—	—	—	—	—
Other loans	574	512	628	735	798
Total nonaccrual LHFI	$49,234	$55,312	$79,343	$65,238	$82,363

Other Real Estate, Excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, at December 31, 2016 decreased $15.1 million, or 19.6%, when compared with December 31, 2015.  The decrease in other real estate, excluding covered other real estate, during 2016 was primarily due to properties sold as well as write-downs of properties in Trustmark’s Florida, Mississippi, Alabama and Tennessee market regions partially offset by properties foreclosed in these four market regions.

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of a loss-share agreement with the FDIC on June 30, 2016.  As of December 31, 2016, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	24,348	2,363	10,523	9,514	1,849	99
Disposals	(35,075)	(6,934)	(16,815)	(6,841)	(4,303)	(182)
Write-downs	(4,399)	(1,018)	(705)	(1,339)	(1,337)	—
Balance at end of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651

	Year Ended December 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	33,396	8,791	8,330	6,004	1,374	8,897
Disposals	(45,826)	(8,506)	(12,689)	(7,504)	(1,701)	(15,426)
Write-downs	(2,902)	(745)	(1,386)	(743)	9	(37)
Adjustments	—	842	—	(842)	—	—
Balance at end of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734

	Year Ended December 31, 2014
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$106,539	$25,912	$34,480	$22,766	$12,892	$10,489
Additions	37,428	8,489	16,353	12,146	440	—
Disposals	(43,802)	(10,167)	(14,684)	(15,684)	(1,078)	(2,189)
Write-downs	(7,656)	(3,122)	(825)	(1,747)	(1,962)	—
Adjustments	—	84	—	(84)	—	—
Balance at end of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300

Write-downs of other real estate, excluding covered other real estate, increased $1.5 million during 2016, compared to a decrease of $4.8 million during 2015 and an increase of $1.3 million during 2014.  The increase in write-downs on other real estate, excluding covered other real estate, during 2016 was primarily due to $2.2 million of reserves for other real estate write-downs used or released during 2015 in the Alabama, Tennessee and Mississippi market regions.  The decrease in write-downs on other real estate, excluding covered other real estate, during 2015 was the result of the $3.7 million decrease in the provision for other real estate write-downs due to provision recapture in Trustmark’s Alabama, Tennessee and Mississippi market regions as reserves for other real estate write-downs previously recorded were used or released during the year, partially offset by provision expense in the Florida market region and decreases in write-downs on other real estate that was revalued during the year, principally in the Tennessee, Florida and Mississippi market regions.

Other real estate in Trustmark’s Florida market region included $8.4 million of BancTrust properties foreclosed during 2016, $360 thousand of write-downs of BancTrust other real estate and the sale of $12.6 million of BancTrust other real estate in Florida during 2016.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $4.0 million during 2016.  Other real estate, excluding covered other real estate, in Trustmark’s Florida market region included $5.9 million of BancTrust properties foreclosed during 2015, $665 thousand of write-downs of BancTrust other real estate and the sale of $8.3 million of BancTrust other real estate during 2015.  Excluding other real estate resulting from the BancTrust merger, other real estate, excluding covered other real estate, decreased $11.9 million during 2015.

The following table illustrates other real estate, excluding covered other real estate, by type of property for each year in the five-year period ended December 31, 2016 ($ in thousands):

	December 31,
	2016	2015	2014	2013	2012
Construction, land development and other land properties	$36,871	$47,550	$61,015	$65,273	$46,957
1-4 family residential properties	7,926	10,732	10,150	14,696	8,134
Nonfarm, nonresidential properties	16,817	16,717	19,696	26,433	22,760
Other real estate properties	437	2,178	1,648	137	338
Total other real estate, excluding covered other real estate	$62,051	$77,177	$92,509	$106,539	$78,189

For additional information regarding other real estate, including covered other real estate, see Note 10 – Other Real Estate and Covered Other Real Estate included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Acquired Loans

The table below provides the carrying value of the acquired loan portfolio by loan type for each year of the five-year period ended December 31, 2016 ($ in thousands):

	December 31,
	2016	2015	2014	2013	2012
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$20,850	$41,623	$58,309	$98,928	$10,056
Secured by 1-4 family residential properties	65,926	86,950	116,920	157,914	19,404
Secured by nonfarm, nonresidential properties	103,820	135,626	202,323	287,136	45,649
Other real estate secured	19,010	23,860	27,813	33,948	669
Commercial and industrial loans	36,896	55,075	88,256	149,495	3,035
Consumer loans	3,365	5,641	9,772	18,428	2,610
Other loans	18,766	23,936	22,390	24,141	100
Noncovered acquired loans	268,633	372,711	525,783	769,990	81,523
Less allowance for loan losses, acquired loans	11,312	11,259	10,541	7,249	1,885
Net noncovered acquired loans	$257,321	$361,452	$515,242	$762,741	$79,638

Covered loans: (1)
Loans secured by real estate:
Construction, land development and other land	$—	$1,021	$1,197	$2,363	$3,924
Secured by 1-4 family residential properties	3,614	10,058	13,180	16,416	23,990
Secured by nonfarm, nonresidential properties	—	4,638	7,672	10,945	18,407
Other real estate secured	—	1,286	1,096	2,644	3,567
Commercial and industrial loans	—	624	277	394	747
Consumer loans	—	—	—	119	177
Other loans	—	73	204	1,335	1,229
Covered acquired loans	3,614	17,700	23,626	34,216	52,041
Less allowance for loan losses, acquired loans	85	733	1,518	2,387	4,190
Net covered acquired loans	$3,529	$16,967	$22,108	$31,829	$47,851

(1)	Effective July 1, 2016, all acquired covered loans excluding the covered acquired loans secured by 1-4 family residential properties were reclassified to noncovered acquired loans.

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

During 2016, noncovered and covered acquired loans declined $104.1 million, or 27.9%, and $14.1 million, or 79.6%, respectively, compared to balances at December 31, 2015.  The decrease in noncovered acquired loans during 2016 was primarily the result of pay-downs and pay-offs of these acquired loans partially offset by the reclassification of covered acquired loans to noncovered acquired loans as of July 1, 2016 due to the expiration of the related loss share agreement with the FDIC.  Total acquired loans declined $118.2 million, or 30.3%, during 2016.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $20.0 million to $25.0 million during the first quarter of 2017.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the first quarter of 2017.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.  For additional information regarding acquired loans, including changes in the net carrying value, see Note 6 – Acquired Loans included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.056 billion at December 31, 2016 compared to $9.588 billion at December 31, 2015, an increase of $467.8 million, or 4.9%.  During 2016, noninterest-bearing deposits decreased $25.5 million, or 0.8%, primarily due to declines in public demand deposit accounts, which were mostly offset by growth in commercial and consumer demand deposit accounts, while interest-bearing deposits increased $493.2 million, or 7.5%, primarily due to growth in interest-bearing demand deposit accounts, predominantly in public interest checking, and savings accounts partially offset by declines in certificates of deposits.  Public interest checking accounts increased $421.5 million, or 41.1%, during 2016, principally during the fourth quarter of 2016.  The increase in public interest checking accounts was primarily due to an increase in non-core public deposits as a result of the FRB’s increase in the target range for the federal funds rate during December 2016.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $1.310 billion at December 31, 2016, an increase of $455.9 million, or 53.4%, when compared with $853.7 million at December 31, 2015, primarily due to a $500.0 million FHLB advance with the FHLB of Dallas that was reclassified from long-term to short-term in December 2016.  Federal funds purchased and securities sold under repurchase agreements totaled $539.8 million at December 31, 2016 compared to $441.0 million at December 31, 2015, an increase of $98.8 million, or 22.4%.  Of these amounts $140.5 million and $144.0 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $399.4 million at December 31, 2016, an increase of $102.4 million when compared with $297.0 million at December 31, 2015, as Trustmark increased its utilization of this attractively priced funding source, along with FHLB advances, to fund the difference between loan and deposit growth.  Other short-term borrowings increased $357.2 million, or 86.6%, during 2016 primarily due to an increase of $350.0 million in outstanding short-term FHLB advances.  The increase in outstanding short-term FHLB advances during 2016 was primarily due to the $500.0 million FHLB advance with the FHLB of Dallas that was reclassified from long-term to short-term in December 2016 partially offset by a $150.0 million decline in other short-term advances with the FHLB of Dallas.  For additional information regarding Trustmark’s short-term FHLB advances, please see the section captioned “Liquidity.”

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

	2016	2015	2014
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$539,817	$441,042	$443,543
Weighted average interest rate at end of period	0.52%	0.25%	0.10%
Maximum amount outstanding at any month end during each period	$606,336	$673,360	$692,242
Average amount outstanding during each period	495,197	503,077	435,324
Weighted average interest rate during each period	0.35%	0.16%	0.13%

Short-term borrowings:
Amount outstanding at end of period	$769,778	$412,617	$425,077
Weighted average interest rate at end of period	0.72%	0.58%	0.49%
Maximum amount outstanding at any month end during each period	$769,778	$858,827	$425,077
Average amount outstanding during each period	370,008	415,081	173,759
Weighted average interest rate during each period	1.00%	0.69%	0.87%

Long-term FHLB Advances

Long-term FHLB advances totaled $251.0 million at December 31, 2016, a decrease of $250.1 million, or 49.9%, when compared with $501.2 million at December 31, 2015.  During the second quarter of 2016, Trustmark obtained a $250.0 million long-term FHLB advance from the FHLB of Dallas.  Similar to the long-term advance obtained in December 2015, the advance has a variable rate and a two-year maturity.  As noted above, during the fourth quarter of 2016, the $500.0 million long-term FHLB advance obtained in December 2015 was reclassified to short-term.  Trustmark chose to utilize FHLB advances with the FHLB of Dallas as a funding source for loan growth due to the advantageous rates available in comparison to other sources of funding.  For additional information regarding Trustmark’s long-term FHLB advances, please see the section captioned “Liquidity.”

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

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.  To satisfy commitments made by Trustmark to associates covered through acquired plans that were merged into the Plan (collectively, the “Continuing Associates”), the Board of Directors also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Spin-Off Plan”), effective as of December 30, 2016, immediately prior to the termination of the Plan.

In order to terminate the Plan, in accordance with IRS and Pension Benefit Guaranty Corporation (PBGC) requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so.  The final distributions will be made from current plan assets and a one-time pension settlement expense of approximately $17.5 million will be recognized when paid by Trustmark during the second quarter of 2017.  Trustmark does not expect this estimated amount to change materially between the date of this report and the final distribution of plan assets although if a material number of participants in the Plan elect to receive annuity payments rather than a lump sum cash payment pursuant to the termination of the Plan, Trustmark’s costs in effecting the termination of the Plan would change, and would likely increase, perhaps materially.  Further, as a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 decreased from 6.0% to 2.5%.  Accordingly, Trustmark’s increased periodic benefit costs for the Plan during the second half of 2016 was $1.3 million.  Participants in the Plan will have a choice of receiving a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier, subject to certain exceptions.  As a result of the termination of the Plan, each participant will become fully vested in his or her accrued benefits under the Plan.  After the distribution of plan assets during the second quarter of 2017, Trustmark estimates that the annual pension expense will be reduce by approximately $3.0 million to $4.0 million.

The Board of Directors reserved the right to defer or revoke the termination of the Plan if circumstances change such that deferral or revocation would be warranted, but has no intent to do so at this time.

As a result of the merger with BancTrust on February 15, 2013, Trustmark became the sponsor of the Retirement Plan for Employees of BancTrust Financial Group (BancTrust Pension Plan), a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, Trustmark’s Board of Directors authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  On October 1, 2015, Trustmark received a favorable determination letter from the IRS with respect to the BancTrust Pension Plan’s termination.  In addition, as required by law, a termination notice was filed with the PBGC, and it is not anticipated that the PBGC will raise any issues with respect to the BancTrust Pension Plan’s termination.  During 2014, the assets of the BancTrust Pension Plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.  As a result of the termination of the BancTrust Pension Plan, Trustmark recognized a pre-tax gain of $1.2 million during 2014.

At December 31, 2016, the fair value of the Plan’s assets totaled $54.7 million and was exceeded by the projected benefit obligation of $75.9 million by $21.2 million.  Net periodic benefit cost equaled $7.5 million in 2016, compared with $4.9 million in 2015 and 1.5 million in 2014.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2016, 2015 and 2014, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.  For additional information regarding the assumptions used by Management, please refer to the section captioned “Critical Accounting Policies – Defined Benefit Plans.”

The range of potential contributions to the Plan is determined annually by the Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan years ending December 31, 2016 and 2015, Trustmark’s minimum required contribution to the Plan was zero.  Since the Plan has terminated, there will be no additional contributions required in the future other than amounts necessary to facilitate the Plan termination.  For the plan year ending December 31, 2017, Trustmark’s minimum required contribution to the Spin-Off Plan is expected to be zero; however, Management and the Board of Directors of Trustmark will monitor the Spin-Off Plan throughout 2017 to determine any additional funding requirements by the plan’s measurement date.

Supplemental Retirement Plans

As disclosed in Note 15 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report, Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The measurement date for the plan is December 31.  As a result of mergers prior to 2014, Trustmark became the administrator of small nonqualified supplemental retirement plans, for which the plan benefits were frozen prior to the merger date.

At December 31, 2016, the accrued benefit obligation for the supplemental retirement plans equaled $58.5 million, while the net periodic benefit cost equaled $3.6 million in 2016, $3.8 million in 2015 and $3.4 million in 2014.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date, which is December 31.  The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2016, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

Contractual Obligations

Trustmark is obligated to make payments under specific long-term and certain other binding contractual arrangements.  The following table provides a schedule of the amount of the payments due under those obligations as of December 31, 2016 ($ in thousands):

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,225,303	$345,452	$48,374	$1,964	$1,621,093
Securities sold under repurchase agreements	127,007	—	—	—	127,007
FHLB advances	700,008	250,039	821	189	951,057
Junior subordinated debt securities	—	—	—	61,856	61,856
Operating lease obligations	9,561	14,112	9,766	24,611	58,050
Total	$2,061,879	$609,603	$58,961	$88,620	$2,819,063

Capital Resources

At December 31, 2016, Trustmark’s total shareholders’ equity was $1.520 billion, an increase of $47.2 million, or 3.2%, from its level at December 31, 2015.  During 2016, shareholders’ equity increased primarily as a result of net income of $108.4 million, which was partially offset by common stock dividends of $62.7 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business – of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Accumulated other comprehensive loss, net of tax is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

During 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities and Subordinated Notes (the Notes).  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 18 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data – of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2016 and 2015.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2016, 2015 and 2014 were $0.92.  Trustmark’s dividend payout ratio for 2016, 2015 and 2014 was 57.5%, 53.5%, and 50.3%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2017 approximately $98.3 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2016 by Trustmark will be determined by Trustmark’s Board of Directors.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.669 billion for 2016 and represented approximately 74.7% of average liabilities and shareholders’ equity, compared to average deposits of $9.628 billion, which represented 78.5% of average liabilities and shareholders’ equity for 2015.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2016, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $34.2 million compared to $42.3 million at December 31, 2015.

At December 31, 2016, Trustmark had $399.4 million in upstream federal funds purchased, compared to $297.0 million at December 31, 2015.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.  Trustmark increased its utilization of this attractively priced funding source, along with FHLB advances, to fund the difference between loan and deposit growth.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $700.0 million of outstanding short-term advances and $250.0 million of outstanding long-term advances at December 31, 2016 compared to $350.0 million of outstanding short-term advances and $500.0 million of outstanding long-term advances at December 31, 2015.  The outstanding short-term FHLB advances at December 31, 2016 included a $500.0 million FHLB advance that was reclassified from long-term to short-term during December 2016.  Trustmark chose to utilize FHLB advances with the FHLB of Dallas as a funding source for loan growth due to the advantageous rates available in comparison to other sources of funding.

Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.511 billion at December 31, 2016.  In addition, at December 31, 2016, Trustmark had $1.1 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.2 million at December 31, 2015.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At December 31, 2016, Trustmark had approximately $1.373 billion available in repurchase agreement capacity compared to $1.194 billion at December 31, 2015.  The increase in repurchase agreement capacity at December 31, 2016, was primarily due to an increase in the unencumbered investment portfolio balance resulting in part from a lower public deposit pledge requirement.

Another borrowing source is the Discount Window.  At December 31, 2016, Trustmark had approximately $998.1 million available in collateral capacity at the Discount Window from pledges of commercial and industrial LHFI, compared with $883.7 million at December 31, 2015.  This increase was due to the increase in the commercial and industrial LHFI portfolio during 2016.

On December 15, 2016, TNB repaid the $50.0 million in aggregate principal amount of the Notes.  The Notes, which had a maturity date of December 15, 2016, were unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2016, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the years ended December 31, 2016, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $17 thousand and $160 thousand at December 31, 2016 and 2015, respectively.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $298 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $292.9 million at December 31, 2016, with a positive valuation adjustment of $3.8 million, compared to $298.6 million, with a positive valuation adjustment of $1.4 million at December 31, 2015.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $262.0 million at December 31, 2016 compared to $264.5 million at December 31, 2015.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $2.9 million for the year ended December 31, 2016, compared to a net positive ineffectiveness of $1.9 million and $3.1 million for the years ended December 31, 2015 and 2014, respectively.  The net negative ineffectiveness was primarily due to the tightening in the mortgage spread during 2016 compared to 2015.  The net positive ineffectiveness was primarily due to the mortgage spread widening coupled with a decline in mortgage rates during 2015 compared to 2014.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $340.2 million related to this program, compared to $359.3 million as of December 31, 2015.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of December 31, 2016 and 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million and $2.6 million, respectively.  As of December 31, 2016, Trustmark had posted collateral of $1.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2016 and 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.2 million and $14.8 million, respectively.   As of December 31, 2016, Trustmark had entered into five risk participation agreement as a guarantor with an aggregate notional amount of $28.0 million compared to one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million at December 31, 2015.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2016 and 2015.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2016 and 2015.  At December 31, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2016	2015
+200 basis points	-0.1%	-0.5%
+100 basis points	0.0%	-0.3%
-100 basis points	-6.3%	-6.7%

As shown in the table above, the interest rate shocks for 2016 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2017 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2016 and 2015.  At December 31, 2016 and 2015, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2016	2015
+200 basis points	7.0%	0.6%
+100 basis points	4.0%	0.7%
-100 basis points	-11.3%	-7.2%

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

At December 31, 2016, the MSR fair value was approximately $80.2 million, compared to $74.0 million at December 31, 2015.  The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2016, would be a decline in fair value of approximately $2.5 million and $2.9 million, respectively, compared to a decline in fair value of approximately $2.4 million and $2.6 million, respectively, at December 31, 2015.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trustmark Corporation

Jackson, Mississippi

We have audited the accompanying consolidated balance sheet of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2016.  We also have audited the Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 in Internal Control—Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Atlanta, Georgia

February 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trustmark Corporation:

We have audited the accompanying consolidated balance sheet of Trustmark Corporation and subsidiaries (the Corporation) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trustmark Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Jackson, Mississippi

February 23, 2016

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands except share data)

	December 31,
	2016	2015
Assets
Cash and due from banks (noninterest-bearing)	$327,706	$277,751
Federal funds sold and securities purchased under reverse repurchase agreements	500	250
Securities available for sale (at fair value)	2,356,682	2,345,422
Securities held to maturity (fair value: $1,157,046-2016; $1,195,367-2015)	1,158,643	1,187,818
Loans held for sale (LHFS)	175,927	160,189
Loans held for investment (LHFI)	7,851,213	7,091,385
Less allowance for loan losses, LHFI	71,265	67,619
Net LHFI	7,779,948	7,023,766
Acquired loans:
Noncovered loans	268,633	372,711
Covered loans	3,614	17,700
Less allowance for loan losses, acquired loans	11,397	11,992
Net acquired loans	260,850	378,419
Net LHFI and acquired loans	8,040,798	7,402,185
Premises and equipment, net	184,987	195,656
Mortgage servicing rights	80,239	74,007
Goodwill	366,156	366,156
Identifiable intangible assets	20,680	27,546
Other real estate, excluding covered other real estate	62,051	77,177
Covered other real estate	—	1,651
FDIC indemnification asset	—	738
Other assets	577,964	562,350
Total Assets	$13,352,333	$12,678,896

Liabilities
Deposits:
Noninterest-bearing	$2,973,238	$2,998,694
Interest-bearing	7,082,774	6,589,536
Total deposits	10,056,012	9,588,230
Federal funds purchased and securities sold under repurchase agreements	539,817	441,042
Short-term borrowings	769,778	412,617
Long-term FHLB advances	251,049	501,155
Subordinated notes	—	49,969
Junior subordinated debt securities	61,856	61,856
Other liabilities	153,613	150,970
Total Liabilities	11,832,125	11,205,839

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 67,628,618 shares - 2016; 67,559,128 shares - 2015	14,091	14,076
Capital surplus	366,563	361,467
Retained earnings	1,185,352	1,142,908
Accumulated other comprehensive loss, net of tax	(45,798)	(45,394)
Total Shareholders' Equity	1,520,208	1,473,057
Total Liabilities and Shareholders' Equity	$13,352,333	$12,678,896

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest Income
Interest and fees on LHFS & LHFI	$299,645	$274,433	$263,582
Interest and fees on acquired loans	30,144	51,152	76,736
Interest on securities:
Taxable	77,614	80,730	80,148
Tax exempt	3,675	4,323	4,869
Interest on federal funds sold and securities purchased under reverse repurchase agreements	14	8	23
Other interest income	988	1,579	1,524
Total Interest Income	412,080	412,225	426,882
Interest Expense
Interest on deposits	12,748	12,598	15,323
Interest on federal funds purchased and securities sold under repurchase agreements	1,717	801	550
Other interest expense	10,082	7,061	5,673
Total Interest Expense	24,547	20,460	21,546
Net Interest Income	387,533	391,765	405,336
Provision for loan losses, LHFI	10,957	8,375	1,211
Provision for loan losses, acquired loans	3,757	3,425	6,171
Net Interest Income After Provision for Loan Losses	372,819	379,965	397,954
Noninterest Income
Service charges on deposit accounts	45,253	47,366	48,671
Bank card and other fees	27,906	28,298	32,966
Mortgage banking, net	28,212	30,176	24,780
Insurance commissions	36,764	36,424	33,468
Wealth management	30,492	31,369	32,343
Other, net	5,626	(484)	614
Securities (losses) gains, net	(310)	—	300
Total Noninterest Income	173,943	173,149	173,142
Noninterest Expense
Salaries and employee benefits	239,637	230,198	226,694
Services and fees	58,695	57,534	56,598
Net occupancy - premises	24,982	25,318	26,468
Equipment expense	24,225	23,859	23,860
Other real estate expense	586	4,903	11,321
FDIC assessment expense	11,243	10,728	10,197
Other expense	47,930	49,122	53,867
Total Noninterest Expense	407,298	401,662	409,005
Income Before Income Taxes	139,464	151,452	162,091
Income taxes	31,053	35,414	38,529
Net Income	$108,411	$116,038	$123,562

Earnings Per Share
Basic	$1.60	$1.72	$1.83
Diluted	$1.60	$1.71	$1.83

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income per consolidated statements of income	$108,411	$116,038	$123,562
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on available for sale securities and transferred securities:
Unrealized holding (losses) gains arising during the period	(9,667)	(10,309)	10,933
Less: adjustment for net losses (gains) realized in net income	191	—	(185)
Change in net unrealized holding losses on securities transferred to held to maturity	6,070	3,918	3,711
Pension and other postretirement benefit plans:
Net change in prior service costs	154	154	154
Recognized net loss due to BancTrust termination	—	—	837
Recognized net loss due to lump sum settlements	2,412	1,371	559
Change in net actuarial loss	294	2,252	(13,374)
Derivatives:
Change in the accumulated loss on effective cash flow hedge derivatives	(228)	(812)	(1,387)
Less: adjustment for loss realized in net income	370	516	(1)
Other comprehensive (loss) income, net of tax	(404)	(2,910)	1,247
Comprehensive income	$108,007	$113,128	$124,809

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2014	67,372,980	14,038	349,680	1,034,966	(43,731)	1,354,953
Net income per consolidated statements of income	—	—	—	123,562	—	123,562
Other comprehensive income, net of tax	—	—	—	—	1,247	1,247
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,474)	—	(62,474)
Common stock issued, long-term incentive plan	109,012	22	2,412	(3,934)	—	(1,500)
Compensation expense, long-term incentive plan	—	—	4,152	—	—	4,152
Balance, December 31, 2014	67,481,992	14,060	356,244	1,092,120	(42,484)	1,419,940
Net income per consolidated statements of income	—	—	—	116,038	—	116,038
Other comprehensive loss, net of tax	—	—	—	—	(2,910)	(2,910)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,605)	—	(62,605)
Common stock issued, long-term incentive plan	77,136	16	1,555	(2,645)	—	(1,074)
Compensation expense, long-term incentive plan	—	—	3,668	—	—	3,668
Balance, December 31, 2015	67,559,128	14,076	361,467	1,142,908	(45,394)	1,473,057
Net income per consolidated statements of income	—	—	—	108,411	—	108,411
Other comprehensive loss, net of tax	—	—	—	—	(404)	(404)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,666)	—	(62,666)
Common stock issued, long-term incentive plan	103,112	22	2,155	(3,301)	—	(1,124)
Repurchase and retirement of common stock	(33,622)	(7)	(743)	—	—	(750)
Compensation expense, long-term incentive plan	—	—	3,684	—	—	3,684
Balance, December 31, 2016	67,628,618	$14,091	$366,563	$1,185,352	$(45,798)	$1,520,208

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating Activities
Net income per consolidated statements of income	$108,411	$116,038	$123,562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	14,714	11,800	7,382
Depreciation and amortization	36,613	37,056	36,072
Net amortization of securities	9,664	7,793	7,701
Securities losses (gains), net	310	—	(300)
Gains on sales of loans, net	(20,531)	(17,953)	(10,762)
Deferred income tax provision	18,000	14,800	18,700
Proceeds from sales of loans held for sale	1,404,852	1,264,303	924,289
Purchases and originations of loans held for sale	(1,392,155)	(1,279,321)	(893,569)
Originations of mortgage servicing rights	(16,745)	(17,598)	(12,293)
Earnings on bank-owned life insurance	(4,883)	(4,824)	(4,728)
Net (increase) decrease in other assets	(20,129)	28,794	4,886
Net increase (decrease) in other liabilities	7,284	6,608	(6,010)
Other operating activities, net	2,022	4,391	16,337
Net cash provided by operating activities	147,427	171,887	211,267

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	277,373	126,546	93,471
Proceeds from maturities, prepayments and calls of securities available for sale	486,915	479,927	405,186
Proceeds from sales of securities available for sale	24,693	—	56,814
Purchases of securities held to maturity	(239,446)	(107,679)	(90,114)
Purchases of securities available for sale	(547,112)	(504,920)	(631,713)
Net proceeds from bank-owned life insurance	2,585	648	—
Net (increase) decrease in federal funds sold and securities purchased under reverse repurchase agreements	(250)	1,635	5,368
Net increase in member bank stock	(8,386)	(18,480)	—
Net increase in loans	(677,296)	(528,050)	(437,240)
Purchases of premises and equipment	(10,208)	(12,757)	(12,389)
Proceeds from sales of premises and equipment	6,799	3,061	4,641
Proceeds from sales of other real estate	42,809	48,898	48,119
Purchases of software	(8,024)	(8,741)	—
Investments in tax credit and other partnerships	(116)	(4,578)	(5,435)
Distributions received for investments in tax credit and other partnerships	—	—	7,037
Purchase of insurance book of business	—	(2,787)	—
Net cash used in investing activities	(649,664)	(527,277)	(556,255)

Financing Activities
Net increase (decrease) in deposits	467,782	(110,128)	(161,544)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	98,775	(2,501)	191,956
Net (decrease) increase in short-term borrowings	(150,748)	(7,293)	348,920
Proceeds from long-term FHLB advances	250,000	500,000	—
Payments on long-term FHLB advances	(94)	(94)	(156)
Payment of subordinated debt	(50,000)	—	—
Common stock dividends	(62,666)	(62,605)	(62,474)
Common stock issued-net, long-term incentive plan	—	—	(1,307)
Repurchase and retirement of common stock	(750)	—	—
Excess tax expense from stock-based compensation arrangements	(107)	(211)	(195)
Net cash provided by financing activities	552,192	317,168	315,200

Increase (Decrease) in cash and cash equivalents	49,955	(38,222)	(29,788)
Cash and cash equivalents at beginning of year	277,751	315,973	345,761
Cash and cash equivalents at end of year	$327,706	$277,751	$315,973

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 193 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2017 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations.  Actual results could differ from those estimates.

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

The amortized cost of debt securities classified as securities held to maturity or securities available for sale is adjusted for amortization of premiums and accretion of discounts to maturity of the security using the interest method.  Such amortization or accretion is included in interest on securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities (losses) gains, net.

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

Loans Held for Sale (LHFS)

Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Division are considered to be held for sale.  In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Trustmark has elected to account for its mortgage loans purchased or originated which are held for sale under the fair value option permitted by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” with interest income on the mortgage LHFS reported in interest and fees on LHFS and LHFI.  Mortgage LHFS in the secondary market are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  Trustmark reports unrealized gains and losses resulting from changes in the fair value of the mortgage LHFS accounted for under the fair value option as noninterest income in mortgage banking, net.  Realized gains and losses upon ultimate sale of the loans are recorded in noninterest income in mortgage banking, net.

Government National Mortgage Association (GNMA) optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  Under FASB ASC Topic 860, “Transfers and Servicing,” this buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as LHFS, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as LHFS with the offsetting liability being reported as short-term borrowings.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.

Trustmark defers the upfront loan fees and costs related to the mortgage LHFS.  In general, the mortgage LHFS are only retained on Trustmark’s balance sheet for 30 to 45 days before they are pooled and sold in the secondary market.  The difference between deferring these loan fees and costs until the loans are sold and recognizing them in earnings as incurred as required by FASB ASC Topic 825-10 is considered immaterial.  Deferred loan fees and costs are reflected in the basis of LHFS and, as such, impact the resulting gain or loss when loans are sold.

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

Past due LHFI are loans contractually past due 30 days or more as to principal or interest payments.  A LHFI is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due on commercial credits and 120 days past due on non-business purpose credits.  In addition, a credit may be placed on nonaccrual at any other time Management has serious doubts about further collectibility of principal or interest according to the contractual terms, even though the loan is currently performing.  A LHFI may remain in accrual status if it is in the process of collection and well secured.  When a LHFI is placed in nonaccrual status, interest accrued but not received is reversed against interest income.  Interest payments received on nonaccrual LHFI are applied against principal under the cost-recovery method, until qualifying for return to accrual status.  Under the cost-recovery method, interest income is not recognized until the principal balance is reduced to zero.  LHFI are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Trustmark considers all nonaccrual LHFI to be impaired loans.  If a LHFI is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  All classes of commercial LHFI of $500,000 or more, which are classified as nonaccrual, are identified for impairment analysis (specifically evaluated impaired LHFI).  Specific impairment analysis on commercial nonaccrual LHFI under $500,000 is not performed due to the insignificant number and dollar amount of these types of loans.  Consistent with the policy for nonaccrual LHFI, interest payments on impaired LHFI are applied to principal.  Impaired LHFI, or portions thereof, are charged off when deemed uncollectible.

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

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of LHFI contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial LHFI for working capital purposes and non-working capital purposes, commercial real estate LHFI (which are further segregated into 1-4 family construction, non 1-4 family construction, land, lots and development, owner-occupied and non-owner occupied categories), other commercial loans, 1-4 family LHFI, 1-4 family LHFI secured by junior liens and other consumer LHFI.  Within these pools, LHFI are further segregated based on Trustmark’s internal credit risk rating process that evaluates, among other things: the obligor’s ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness, and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each risk rate within loan groups based upon degree of risk.  Using third-party default data, which is updated annually to incorporate the most recent year’s information, average cumulative issuer-weighted global default rates by alphanumeric rating are aggregated by Trustmark’s commercial loan risk rates.  Management uses the long-term default rates to measure the relative risk across the risk rates while the 12-quarter quantitative loss rate sets the absolute level of allowance for loan loss reserve.  Further, given the volatility in the default data, the longer look-back period provides for a more stable allowance for loan loss estimate which better reflects the incremental risk across the risk rates.

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

The loss emergence period (LEP) refers to the period of time between the events that trigger a loss and charge-off of that loss.  Losses are usually not immediately known and determining the loss event can be difficult.  It takes time for the borrower and extent of loss to be identified and determined.  Management may not be aware that the loss event has occurred until the borrower exhibits the inability to pay or other evidence of credit deterioration.  The LEP is evaluated annually to incorporate the most recent year’s data and adjusted as necessary.

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

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI.  Factors considered include the following within Trustmark’s five key market regions:  the experience, ability, and effectiveness of Trustmark’s lending management and staff; adherence to Trustmark’s loans policies, procedures, and internal controls; the volume of exceptions relating to collateral, underwriting and financial documentation; credit concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results representing Trustmark’s qualitative risk profile in the current period which is used to establish an appropriate allowance.  The qualitative portion of the commercial and consumer LHFI allowance for loan loss methodology also incorporates the use of maximum observed gross historical losses observed through the last economic cycle as a way to calculate a maximum qualitative reserve limit.  The maximum observed gross historical losses as a percentage of the loan balances results in a maximum observed gross historical loss rate.  Once the quantitative component of the allowance for loan loss methodology is calculated, the quantitative reserve percentage is deducted from the maximum observed gross historical loss rate to determine the maximum possible qualitative reserve limit.  Management uses its qualitative factor evaluation process in conjunction with this maximum to determine the appropriate estimate of the qualitative considerations not captured by Trustmark’s historical loss rates.

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

Commercial purpose LHFI are charged off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted.  Consumer LHFI secured by 1-4 family residential real estate are generally charged off or written down to the fair value of the collateral less cost to sell at no later than 180 days of delinquency.  Non-real estate consumer purpose LHFI, including both secured and unsecured loans, are generally charged off by 120 days of delinquency.  Consumer revolving lines of credit and credit card debt are generally charged off on or prior to 180 days of delinquency.  LHFI are charged off against the allowance for loan losses, LHFI, with any subsequent recoveries credited back to the allowance account.

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting.  The acquired loans are recorded at their estimated fair value at the time of acquisition.  The fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults and current market rates.  Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

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

As required by FASB ASC Topic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge-off through the allowance for loan losses, acquired loans or the establishment of an allowance for loan losses, acquired loans with a charge to income through the provision for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income prospectively over the remaining life of the acquired impaired loans.  The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

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

Covered Loans

Loans acquired in a FDIC-assisted transaction and covered under loss-share agreements are referred to as “covered loans” and are reported separately in Trustmark’s consolidated financial statements.  Covered loans are recorded at their estimated fair value at the time of acquisition exclusive of the expected reimbursement cash flows from the Federal Deposit Insurance Corporation (FDIC).

FDIC Indemnification Asset

Trustmark accounts for amounts receivable under a loss-share agreement as an indemnification asset in accordance with FASB ASC Topic 805, “Business Combinations.”  A FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss-share agreement.  The difference between the present value at the acquisition date and the undiscounted cash flows Trustmark expects to collect from the FDIC is accreted into noninterest income over the life of the FDIC indemnification asset.  Pursuant to the provisions of the loss-share agreement, the FDIC indemnification asset is presented net of any true-up payable due to the FDIC at the termination of the loss-share agreement.

The FDIC indemnification asset is reduced as expected losses on covered loans and covered other real estate decline or as loss-share claims are submitted to the FDIC.  The FDIC indemnification asset is revalued concurrent with the loan re-estimation and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of covered loans and covered other real estate.  These adjustments are measured on the same basis as the related covered loans and covered other real estate.  Increases in the cash flows of the covered loans and covered other real estate over those expected reduce the FDIC indemnification asset, and decreases in the cash flows of the covered loans and covered other real estate below those expected increase the FDIC indemnification asset.  Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income in other, net.

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

Branch closures and purchased land held for future branch expansion for more than five years are evaluated to determine if the related land, buildings and building improvements should be transferred to assets held for sale in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.”  The property is transferred to assets held for sale at the lower of its carrying value or fair value less cost to sell.  An impairment loss is recorded at the time of transfer if the carrying value of the assets exceeds the fair value.

Impairment losses are recorded to non-interest expense in other expense.  There were $750 thousand of impairment losses on premises and equipment recorded during 2016, compared to no impairment losses on premises and equipment recorded during 2015 or 2014.

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

Trustmark receives annual servicing fee income for loans serviced, which is recorded to noninterest income in mortgage banking, net.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  Late fees and ancillary fees related to loan servicing are not considered material.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate.  An other real estate specific reserve may be recorded through other real estate expense for declines in fair value subsequent to foreclosure based on recent appraisals or changes in market conditions.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an existing other real estate specific reserve or to noninterest expense in other real estate expense if a reserve does not exist.  Costs of operating and maintaining the properties as well as gains or losses on their disposition are also included in other real estate expense as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank of Atlanta and the FHLB, are carried at cost.  Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  At December 31, 2016 and 2015, Trustmark’s investment in member bank stock totaled

$71.0 million and $62.6 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2016, 2015 and 2014.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized throughout the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2016 or 2015.

Wealth Management

Assets under administration held by Trustmark in a fiduciary or agency capacity for customers are not included in Trustmark’s consolidated balance sheets.  Investment management and trust fee income is recorded on a cash basis, which because of the regularity of the billing cycles, approximates the accrual method, in accordance with industry practice.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Income taxes paid	$24,836	$16,321	$13,710
Interest expense paid on deposits and borrowings	24,312	20,733	22,268
Noncash transfers from loans to foreclosed properties (1)	23,965	32,782	39,778
Transfer of long-term FHLB advances to short-term	500,009	—	6,644

(1)	Includes transfers from covered loans to foreclosed properties.

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Basic shares	67,620	67,550	67,434
Dilutive shares	164	142	160
Diluted shares	67,784	67,692	67,594

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Weighted-average antidilutive stock awards	2	1	32

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

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments of ASU 2016-15 provide guidance on eight specific cash flow: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments of ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017.  Management has evaluated the amendments of ASU 2016-15 and does not believe that adoption of this ASU will impact Trustmark’s existing presentation of the applicable cash receipts and cash payments on its consolidated statements of cash flows.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark plans to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Trustmark has established a steering committee which includes the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions.  The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows.  The amendments of ASU 2016-09 became effective for Trustmark on January 1, 2017 and did not have a material impact on Trustmark’s consolidated financial statements.  Trustmark has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur.  Changes to Trustmark’s consolidated statement of cash flows required by the amendments of ASU 2016-09 will be presented in the Quarterly Report on Form 10-Q for the three month period ending March 31, 2017.  Excess tax expense and cash paid by Trustmark for shares withheld for tax-withholding purposes for the year ended December 31, 2016 totaled $107 thousand and $1.0 million, respectively.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  Trustmark plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019.  At adoption, Trustmark will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis.  As of December 31, 2016, all leases in which Trustmark was the lessee were classified as operating leases and the total outstanding lease obligation was $58.0 million, or 0.4% of total assets.  Trustmark does not anticipant any material impact to its consolidated statements of income as a result of the adoption of this ASU.  Trustmark has an immaterial amount of leases in which it is the lessor.  Based on Management’s evaluation to date, Trustmark does not expect the amendments of ASU 2016-02 to have any material impact to these leases or the related income.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Trustmark plans to adopt the amendments of ASU 2016-01 during the first quarter of 2018.  Management has evaluated the impact this ASU will have on Trustmark’s consolidated financial statements.  Through this evaluation, Management has determined that the principal areas impacted by the amendments of ASU 2016-01 will be Trustmark’s investment in member bank stock, which are equity securities that do not have readily determinable fair values, and various fair value related disclosures.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock” for information regarding Trustmark’s investment in member bank stock.  The adoption of ASU 2016-01 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  Trustmark plans to adopt these amendments during the first quarter of 2018.  Management is continuing to evaluate the impact ASU 2014-09 will have on Trustmark’s consolidated financial statements as well as the most appropriate transition method of application.  Based on this evaluation to date, Management has determined that the majority of the revenues earned by Trustmark are not within the scope of ASU 2014-09.  Management also believes that for most revenue streams within the scope of ASU 2014-09, the amendments will not change the timing of when the revenue is recognized.  Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on Trustmark’s consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments; however, the adoption of ASU 2014-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

Note 2 – Business Combinations

On November 14, 2016, Trustmark and RB Bancorporation announced the signing of a definitive agreement pursuant to which RB Bancorporation would merge into Trustmark.  RB Bancorporation, with assets of $217.7 million as of December 31, 2016, is the holding company for Reliance Bank, which has seven offices serving the Huntsville, Alabama MSA.  On January 20, 2017, Trustmark announced that all required regulatory approvals have been received in connection with the proposed merger of RB Bancorporation into Trustmark.

Under the terms of the definitive agreement, which has been approved unanimously by the Boards of Directors of both companies, holders of RB Bancorporation common stock will receive $22.00 in cash for each share; the aggregate value of the transaction is approximately $25.6 million.  Subject to the receipt of shareholder approval of RB Bancorporation and customary closing conditions contained in the merger agreement, the transaction is expected to close during the first half of 2017.  RB Bancorporation’s bank subsidiary, Reliance Bank, will merge into TNB simultaneously with the merger of the respective parent companies.

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2016 and 2015 were $94.7 million and $82.1 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2016 and 2015 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$56,272	$416	$(925)	$55,763	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	257	19	—	276	3,647	355	—	4,002
Obligations of states and political subdivisions	113,541	1,945	(113)	115,373	46,303	1,476	(27)	47,752
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,222	340	(776)	42,786	15,478	280	(52)	15,706
Issued by FNMA and FHLMC	638,809	1,773	(9,498)	631,084	81,299	223	(1,084)	80,438
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,271,198	5,865	(9,112)	1,267,951	803,474	3,208	(6,519)	800,163
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	242,869	1,766	(1,186)	243,449	208,442	1,758	(1,215)	208,985
Total	$2,366,168	$12,124	$(21,610)	$2,356,682	$1,158,643	$7,300	$(8,897)	$1,157,046

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$68,314	$555	$(734)	$68,135	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	258	23	—	281	101,782	3,282	—	105,064
Obligations of states and political subdivisions	134,719	3,922	(32)	138,609	55,892	2,918	—	58,810
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	25,602	399	(189)	25,812	17,363	342	(49)	17,656
Issued by FNMA and FHLMC	222,899	2,956	(313)	225,542	10,368	311	—	10,679
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,584,338	9,541	(11,019)	1,582,860	820,012	4,951	(4,742)	820,221
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	278,429	2,689	(1,892)	279,226	182,401	1,700	(1,164)	182,937
Asset-backed securities and structured financial products	25,003	79	(125)	24,957	—	—	—	—
Total	$2,339,562	$20,164	$(14,304)	$2,345,422	$1,187,818	$13,504	$(5,955)	$1,195,367

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2016, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $24.2 million ($14.9 million, net of tax).

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment at December 31, 2016 and 2015 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$9,420	$(142)	$33,248	$(783)	$42,668	$(925)
Obligations of states and political subdivisions	20,539	(135)	654	(5)	21,193	(140)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,615	(822)	222	(6)	43,837	(828)
Issued by FNMA and FHLMC	588,352	(10,582)	—	—	588,352	(10,582)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,127,501	(12,722)	76,196	(2,909)	1,203,697	(15,631)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	244,050	(2,311)	4,655	(90)	248,705	(2,401)
Total	$2,033,477	$(26,714)	$114,975	$(3,793)	$2,148,452	$(30,507)

December 31, 2015
U.S. Government agency obligations
Issued by U.S. Government agencies	$18,924	$(81)	$30,591	$(653)	$49,515	$(734)
Obligations of states and political subdivisions	4,289	(12)	2,842	(20)	7,131	(32)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	20,300	(222)	1,863	(16)	22,163	(238)
Issued by FNMA and FHLMC	82,177	(313)	—	—	82,177	(313)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,135,533	(8,832)	238,152	(6,929)	1,373,685	(15,761)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	238,668	(2,902)	11,090	(154)	249,758	(3,056)
Asset-backed securities and structured financial products	6,778	(125)	—	—	6,778	(125)
Total	$1,506,669	$(12,487)	$284,538	$(7,772)	$1,791,207	$(20,259)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2016. There were no other-than-temporary impairments for the years ended December 31, 2016, 2015 and 2014.

Security Gains and Losses

For the periods presented, gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2016	2015	2014
Proceeds from calls and sales of securities	$24,693	$—	$56,815
Gross realized gains	32	—	456
Gross realized losses	(342)	—	(156)

Securities Pledged

Securities with a carrying value of $1.999 billion and $2.157 billion at December 31, 2016 and 2015, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At December 31, 2016 and 2015, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2016, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$33,592	$33,793	$145	$145
Due after one year through five years	90,084	92,100	35,983	37,249
Due after five years through ten years	7,500	7,522	13,822	14,360
Due after ten years	38,894	37,997	—	—
	170,070	171,412	49,950	51,754
Mortgage-backed securities	2,196,098	2,185,270	1,108,693	1,105,292
Total	$2,366,168	$2,356,682	$1,158,643	$1,157,046

Note 5 – LHFI and Allowance for Loan Losses, LHFI

At December 31, 2016 and 2015, LHFI consisted of the following ($ in thousands):

	December 31,
	2016	2015
Loans secured by real estate:
Construction, land development and other land	$831,437	$824,723
Secured by 1-4 family residential properties	1,660,043	1,649,501
Secured by nonfarm, nonresidential properties	2,034,176	1,736,476
Other real estate secured	318,148	211,228
Commercial and industrial loans	1,528,434	1,343,211
Consumer loans	170,562	169,135
State and other political subdivision loans	917,515	734,615
Other loans	390,898	422,496
LHFI	7,851,213	7,091,385
Less allowance for loan losses, LHFI	71,265	67,619
Net LHFI	$7,779,948	$7,023,766

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2016, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2016 and 2015, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $47.1 million and $82.2 million, respectively. During 2016, $390.9 million of new loan advances were made, while repayments were $389.6 million. In addition, decreases in loans due to changes in executive officers and directors totaled $36.4 million.

Nonaccrual/Impaired LHFI

At December 31, 2016 and 2015, the carrying amounts of nonaccrual LHFI were $49.2 million and $55.3 million, respectively.  Included in these amounts were $14.4 million and $7.4 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2016.

Trustmark considers all nonaccrual LHFI to be impaired loans.  All commercial nonaccrual LHFI (including those classified as TDRs) over $500 thousand were specifically evaluated for impairment (specifically evaluated impaired LHFI) using a fair value approach.  The remaining nonaccrual LHFI, which primarily consist of consumer loans secured by 1-4 family residential property, are not specifically reviewed.  Consumer loans secured by 1-4 family residential property are generally charged off or written down when the credit becomes severely delinquent and the balance exceeds the fair value of the property less costs to sell.

At December 31, 2016 and 2015, specifically evaluated impaired LHFI totaled $23.7 million and $26.5 million, respectively.  Trustmark’s specifically evaluated impaired LHFI are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a specifically evaluated impaired LHFI is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  Charge-offs related to specifically evaluated impaired LHFI totaled $6.4 million, $10.1 million and $137 thousand for 2016, 2015 and 2014, respectively.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.  At December 31, 2016 and 2015, reserves related to specifically evaluated impaired LHFI totaled $3.0 million and $7.0 million, respectively.  Provision recapture on specifically evaluated impaired LHFI totaled $2.2 million for 2016, compared to provision expense of $4.8 million and $3.5 million for 2015 and 2014, respectively.

At December 31, 2016 and 2015, impaired LHFI, excluding the specifically evaluated impaired LHFI, totaled $25.5 million and $28.8 million, respectively.  In addition, these impaired LHFI had allocated allowance for loan losses of $2.5 million and $2.0 million at the end of the respective periods.  No material interest income was recognized in the income statement on impaired LHFI for each of the years in the three-year period ended December 31, 2016.

The following tables detail LHFI individually and collectively evaluated for impairment at December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$3,323	$828,114	$831,437
Secured by 1-4 family residential properties	20,329	1,639,714	1,660,043
Secured by nonfarm, nonresidential properties	8,482	2,025,694	2,034,176
Other real estate secured	402	317,746	318,148
Commercial and industrial loans	15,824	1,512,610	1,528,434
Consumer loans	300	170,262	170,562
State and other political subdivision loans	—	917,515	917,515
Other loans	574	390,324	390,898
Total	$49,234	$7,801,979	$7,851,213

	December 31, 2015
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$6,123	$818,600	$824,723
Secured by 1-4 family residential properties	23,079	1,626,422	1,649,501
Secured by nonfarm, nonresidential properties	17,800	1,718,676	1,736,476
Other real estate secured	145	211,083	211,228
Commercial and industrial loans	7,622	1,335,589	1,343,211
Consumer loans	31	169,104	169,135
State and other political subdivision loans	—	734,615	734,615
Other loans	512	421,984	422,496
Total	$55,312	$7,036,073	$7,091,385

At December 31, 2016 and 2015, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	December 31, 2016
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$6,743	$2,260	$1,063	$3,323	$616	$4,723
Secured by 1-4 family residential properties	24,805	221	20,108	20,329	1,420	21,704
Secured by nonfarm, nonresidential properties	11,227	5,784	2,698	8,482	851	13,141
Other real estate secured	429	—	402	402	118	274
Commercial and industrial loans	16,887	11,461	4,363	15,824	2,425	11,723
Consumer loans	303	—	300	300	3	165
State and other political subdivision loans	—	—	—	—	—	—
Other loans	756	95	479	574	111	543
Total	$61,150	$19,821	$29,413	$49,234	$5,544	$52,273

	December 31, 2015
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$11,113	$3,395	$2,728	$6,123	$909	$9,995
Secured by 1-4 family residential properties	27,678	283	22,796	23,079	1,230	24,350
Secured by nonfarm, nonresidential properties	20,387	8,037	9,763	17,800	3,402	21,758
Other real estate secured	160	—	145	145	15	732
Commercial and industrial loans	9,880	1,137	6,485	7,622	3,304	9,863
Consumer loans	34	—	31	31	—	59
State and other political subdivision loans	—	—	—	—	—	—
Other loans	642	—	512	512	128	570
Total	$69,894	$12,852	$42,460	$55,312	$8,988	$67,327

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At December 31, 2016 and 2015, Trustmark held $269 thousand and $1.0 million, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings totaled $101 thousand at December 31, 2016 compared to $83 thousand at December 31, 2015.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At December 31, 2016, 2015 and 2014, LHFI classified as TDRs totaled $14.5 million, $9.7 million and $11.3 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $9.8 million, $5.9 million and $7.4 million, respectively.  The remaining TDRs at December 31, 2016, 2015 and 2014 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $2.2 million at December 31, 2016, $1.8 million at December 31, 2015 and $1.7 million at December 31, 2014.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $1.0 million, $806 thousand and $75 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Year Ended December 31, 2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$14	$14
Loans secured by 1-4 family residential properties	18	1,386	1,391
Loans secured by nonfarm, nonresidential properties	2	717	717
Commercial and industrial	5	10,043	9,982
Consumer loans	1	2	2
Total	27	$12,162	$12,106

	Year Ended December 31, 2015
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	13	$688	$688
Loans secured by nonfarm, nonresidential properties	5	3,613	3,613
Total	18	$4,301	$4,301

	Year Ended December 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	17	$1,248	$1,234

	Years Ended December 31,
	2016		2015		2014
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	1	$—	5	$260	1	$103
Commercial and industrial	2	2,154	—	—	—	—
Total	3	$2,154	5	$260	1	$103

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

The following tables detail LHFI classified as TDRs by loan type at December 31, 2016, 2015 and 2014 ($ in thousands):

	December 31, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land loans	$—	$405	$405
Secured by 1-4 family residential properties	—	2,873	2,873
Secured by nonfarm, nonresidential properties	—	881	881
Commercial and industrial loans	53	10,266	10,319
Consumer loans	—	2	2
Total TDRs	$53	$14,427	$14,480

	December 31, 2015
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land loans	$—	$869	$869
Secured by 1-4 family residential properties	1,426	2,424	3,850
Secured by nonfarm, nonresidential properties	809	3,662	4,471
Commercial and industrial loans	—	463	463
Total TDRs	$2,235	$7,418	$9,653

	December 31, 2014
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land loans	$—	$3,665	$3,665
Secured by 1-4 family residential properties	1,385	3,733	5,118
Secured by nonfarm, nonresidential properties	—	1,854	1,854
Other real estate secured	—	149	149
Commercial and industrial loans	—	509	509
Total TDRs	$1,385	$9,910	$11,295

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

To enhance this process, commercial nonaccrual LHFI of $500 thousand or more are routinely reviewed to establish an expectation of loss, if any, and if such examination indicates that the level of reserve is not adequate to cover the expectation of loss, a special reserve or impairment is generally applied.

The distribution of the losses is accomplished by means of a loss distribution model that assigns a loss factor to each risk rating (1 to 9) in each commercial loan pool.  A factor is not applied to risk rate 10 as loans classified as Losses are charged off with the period that the loss is determined and are not carried on Trustmark’s books over quarter-end.

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

The tables below illustrate the carrying amount of LHFI by credit quality indicator at December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$752,318	$9,567	$8,086	$465	$770,436
Secured by 1-4 family residential properties	124,615	170	6,162	129	131,076
Secured by nonfarm, nonresidential properties	1,989,554	4,394	38,913	584	2,033,445
Other real estate secured	315,829	762	890	—	317,481
Commercial and industrial loans	1,386,155	7,095	134,199	985	1,528,434
Consumer loans	—	—	—	—	—
State and other political subdivision loans	899,935	6,450	11,130	—	917,515
Other loans	382,890	—	2,685	350	385,925
Total	$5,851,296	$28,438	$202,065	$2,513	$6,084,312

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,701	$188	$54	$58	$61,001	$831,437
Secured by 1-4 family residential properties	1,503,096	7,377	1,436	17,058	1,528,967	1,660,043
Secured by nonfarm, nonresidential properties	731	—	—	—	731	2,034,176
Other real estate secured	667	—	—	—	667	318,148
Commercial and industrial loans	—	—	—	—	—	1,528,434
Consumer loans	168,031	1,891	341	299	170,562	170,562
State and other political subdivision loans	—	—	—	—	—	917,515
Other loans	4,940	33	—	—	4,973	390,898
Total	$1,738,166	$9,489	$1,831	$17,415	$1,766,901	$7,851,213

	December 31, 2015
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$746,227	$—	$15,637	$529	$762,393
Secured by 1-4 family residential properties	125,268	345	7,525	190	133,328
Secured by nonfarm, nonresidential properties	1,680,846	2,031	52,485	361	1,735,723
Other real estate secured	205,097	—	4,768	—	209,865
Commercial and industrial loans	1,295,760	9,473	37,284	694	1,343,211
Consumer loans	—	—	—	—	—
State and other political subdivision loans	713,616	12,478	8,521	—	734,615
Other loans	414,089	183	2,663	375	417,310
Total	$5,180,903	$24,510	$128,883	$2,149	$5,336,445

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,158	$146	$—	$26	$62,330	$824,723
Secured by 1-4 family residential properties	1,485,914	7,565	2,058	20,636	1,516,173	1,649,501
Secured by nonfarm, nonresidential properties	753	—	—	—	753	1,736,476
Other real estate secured	1,363	—	—	—	1,363	211,228
Commercial and industrial loans	—	—	—	—	—	1,343,211
Consumer loans	166,681	2,182	242	30	169,135	169,135
State and other political subdivision loans	—	—	—	—	—	734,615
Other loans	5,186	—	—	—	5,186	422,496
Total	$1,722,055	$9,893	$2,300	$20,692	$1,754,940	$7,091,385

Past Due LHFI

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$37	$54	$339	$3,323	$827,775	$831,437
Secured by 1-4 family residential properties	5,308	2,434	1,436	9,178	20,329	1,630,536	1,660,043
Secured by nonfarm, nonresidential properties	606	100	—	706	8,482	2,024,988	2,034,176
Other real estate secured	179	—	—	179	402	317,567	318,148
Commercial and industrial loans	571	213	—	784	15,824	1,511,826	1,528,434
Consumer loans	1,561	330	341	2,232	300	168,030	170,562
State and other political subdivision loans	1,035	—	—	1,035	—	916,480	917,515
Other loans	178	53	—	231	574	390,093	390,898
Total	$9,686	$3,167	$1,831	$14,684	$49,234	$7,787,295	$7,851,213

(1)	Past due 90 days or more but still accruing interest.

	December 31, 2015
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$214	$—	$—	$214	$6,123	$818,386	$824,723
Secured by 1-4 family residential properties	6,203	1,800	2,058	10,061	23,079	1,616,361	1,649,501
Secured by nonfarm, nonresidential properties	437	88	—	525	17,800	1,718,151	1,736,476
Other real estate secured	—	—	—	—	145	211,083	211,228
Commercial and industrial loans	921	45	—	966	7,622	1,334,623	1,343,211
Consumer loans	1,835	347	242	2,424	31	166,680	169,135
State and other political subdivision loans	65	—	—	65	—	734,550	734,615
Other loans	68	—	—	68	512	421,916	422,496
Total	$9,743	$2,280	$2,300	$14,323	$55,312	$7,021,750	$7,091,385

(1)	Past due 90 days or more but still accruing interest.

Past Due LHFS

LHFS past due 90 days or more totaled $28.3 million and $21.8 million at December 31, 2016 and 2015, respectively.

During 2015, Trustmark exercised its option to repurchase approximately $28.5 million of delinquent loans serviced for GNMA.  These loans were subsequently sold to a third party under different repurchase provisions.  Trustmark retained the servicing for these loans, which are subject to guarantees by FHA/VA.  As a result of this repurchase and sale, the loans are no longer carried as LHFS.  The transaction resulted in a gain of $304 thousand, which is included in mortgage banking, net for 2015.  Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2016.

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

During 2015, the LEP, a component of the quantitative portion of the allowance for loan loss methodology for commercial LHFI, was revised to reflect a 1.5 year period rather than a one year period.  An additional provision of approximately $2.3 million was recorded in 2015 as result of this revision to the quantitative portion of the allowance for loan loss methodology for commercial LHFI.  The LEP refers to the period of time between the events that trigger a loss and a charge-off of that loss.  Losses are usually not immediately known, and determining the loss event can be challenging.  It takes time for the borrower and extent of loss to be identified and determined.  Trustmark may not be aware that the loss trigger has occurred until the borrower exhibits the inability to pay or other evidence of credit deterioration.  Trustmark estimates the loss event to have occurred within a nine month period prior to the event of default.  The charge-off of the loss occurs within a ten month period after the event of default, resulting in a 1.5 year LEP.

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

Trustmark made no revisions to the allowance for loan loss methodology for commercial LHFI during 2016.

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

The historical loss experience for these pools is determined by calculating a 12-quarter rolling average of net charge-offs, which is applied to each pool to establish the quantitative aspect of the methodology.  Where, in Management’s estimation, the calculated loss experience does not fully cover the anticipated loss for a pool, an estimate is also applied to each pool to establish the qualitative aspect of the methodology, which represents the perceived risks across the loan portfolio at the current point in time.  This qualitative methodology utilizes five separate factors made up of unique components that when weighted and combined produce an estimated level of reserve for each of the loan pools.  The five qualitative factors include the following:

•	Economic indicators
•	Performance trends
•	Management experience
•	Credit concentrations
•	Loan policy exceptions

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

Trustmark made no revisions to the allowance for loan loss methodology for consumer LHFI during 2016.

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

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December31,
	2016	2015	2014
Balance at beginning of period	$67,619	$69,616	$66,448
Loans charged-off	(18,930)	(22,469)	(13,226)
Recoveries	11,619	12,097	15,183
Net (charge-offs) recoveries	(7,311)	(10,372)	1,957
Provision for loan losses, LHFI	10,957	8,375	1,211
Balance at end of period	$71,265	$67,619	$69,616

The following tables detail the balance in the allowance for loan losses, LHFI by loan type at December 31, 2016 and 2015, respectively ($ in thousands):

	2016
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$11,587	$(311)	$1,380	$(3,571)	$9,085
Secured by 1-4 family residential properties	10,678	(1,319)	1,122	(134)	10,347
Secured by nonfarm, nonresidential properties	21,563	(3,067)	976	1,495	20,967
Other real estate secured	2,467	(27)	7	(184)	2,263
Commercial and industrial loans	15,815	(6,602)	732	12,066	22,011
Consumer loans	2,879	(1,864)	4,007	(1,781)	3,241
State and other political subdivision loans	809	—	—	50	859
Other loans	1,821	(5,740)	3,395	3,016	2,492
Total allowance for loan losses, LHFI	$67,619	$(18,930)	$11,619	$10,957	$71,265

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$616	$8,469	$9,085
Secured by 1-4 family residential properties	1,420	8,927	10,347
Secured by nonfarm, nonresidential properties	851	20,116	20,967
Other real estate secured	118	2,145	2,263
Commercial and industrial loans	2,425	19,586	22,011
Consumer loans	3	3,238	3,241
State and other political subdivision loans	—	859	859
Other loans	111	2,381	2,492
Total allowance for loan losses, LHFI	$5,544	$65,721	$71,265

	2015
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$13,073	$(2,435)	$1,773	$(824)	$11,587
Secured by 1-4 family residential properties	9,677	(2,473)	920	2,554	10,678
Secured by nonfarm, nonresidential properties	18,523	(1,439)	605	3,874	21,563
Other real estate secured	2,141	(24)	136	214	2,467
Commercial and industrial loans	19,917	(8,081)	1,761	2,218	15,815
Consumer loans	2,149	(2,171)	3,289	(388)	2,879
State and other political subdivision loans	1,314	—	—	(505)	809
Other loans	2,822	(5,846)	3,613	1,232	1,821
Total allowance for loan losses, LHFI	$69,616	$(22,469)	$12,097	$8,375	$67,619

	Disaggregated by Impairment Method
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$909	$10,678	$11,587
Secured by 1-4 family residential properties	1,230	9,448	10,678
Secured by nonfarm, nonresidential properties	3,402	18,161	21,563
Other real estate secured	15	2,452	2,467
Commercial and industrial loans	3,304	12,511	15,815
Consumer loans	—	2,879	2,879
State and other political subdivision loans	—	809	809
Other loans	128	1,693	1,821
Total allowance for loan losses, LHFI	$8,988	$58,631	$67,619

Note 6 – Acquired Loans

At December 31, 2016 and 2015, acquired loans consisted of the following ($ in thousands):

	December 31, 2016		December 31, 2015
	Noncovered	Covered (1)	Noncovered	Covered
Loans secured by real estate:
Construction, land development and other land	$20,850	$—	$41,623	$1,021
Secured by 1-4 family residential properties	65,926	3,614	86,950	10,058
Secured by nonfarm, nonresidential properties	103,820	—	135,626	4,638
Other real estate secured	19,010	—	23,860	1,286
Commercial and industrial loans	36,896	—	55,075	624
Consumer loans	3,365	—	5,641	—
Other loans	18,766	—	23,936	73
Acquired loans	268,633	3,614	372,711	17,700
Less allowance for loan losses, acquired loans	11,312	85	11,259	733
Net acquired loans	$257,321	$3,529	$361,452	$16,967
(1)

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans other than loans secured by 1-4 family residential property expired on June 30, 2016.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential property will expire in 2021.  Effective July 1, 2016, all acquired covered loans, excluding the acquired covered loans secured by 1-4 family residential property, were reclassified to acquired noncovered loans.

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Noncovered		Covered
	Acquired	Acquired	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2015	$434,151	$81,091	$20,504	$1,604
Accretion to interest income	28,193	479	2,308	—
Payments received, net	(164,671)	(15,484)	(8,592)	(33)
Other (2)	(1,589)	—	391	—
Less change in allowance for loan losses, acquired loans	(718)	—	785	—
Carrying value, net at December 31, 2015	295,366	66,086	15,396	1,571
Transfers (3)	9,157	446	(9,157)	(446)
Accretion to interest income	17,475	40	930	—
Payments received, net	(107,013)	(24,490)	(4,509)	(463)
Other (2)	307	—	(441)	—
Less change in allowance for loan losses, acquired loans	(506)	453	1,102	(454)
Carrying value, net at December 31, 2016	$214,786	$42,535	$3,321	$208

(1)	"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30.
(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(3)	Acquired covered loans transferred to acquired noncovered loans as a result of the expiration of the related loss share agreement with the FDIC on June 30, 2016.

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

	Years Ended December 31,
	2016	2015
Accretable yield at beginning of period	$(52,672)	$(77,149)
Accretion to interest income	18,405	30,501
Disposals	6,488	10,013
Reclassification from nonaccretable difference (1)	(11,139)	(16,037)
Accretable yield at end of period	$(38,918)	$(52,672)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired impaired loans for the periods presented ($ in thousands):

	Noncovered	Covered	Total
Balance at January 1, 2016	$11,259	$733	$11,992
Transfers (1)	215	(215)	—
Provision for loan losses, acquired loans	4,084	(327)	3,757
Loans charged-off	(6,534)	(82)	(6,616)
Recoveries	2,288	(24)	2,264
Net charge-offs	(4,246)	(106)	(4,352)
Balance at December 31, 2016	$11,312	$85	$11,397

	Noncovered	Covered	Total
Balance at January 1, 2015	$10,541	$1,518	$12,059
Provision for loan losses, acquired loans	3,854	(429)	3,425
Loans charged-off	(6,722)	(478)	(7,200)
Recoveries	3,586	122	3,708
Net charge-offs	(3,136)	(356)	(3,492)
Balance at December 31, 2015	$11,259	$733	$11,992

	Noncovered	Covered	Total
Balance at January 1, 2014	$7,249	$2,387	$9,636
Provision for loan losses, acquired loans	7,149	(978)	6,171
Loans charged-off	(6,274)	127	(6,147)
Recoveries	2,417	(18)	2,399
Net (charge-offs) recoveries	(3,857)	109	(3,748)
Balance at December 31, 2014	$10,541	$1,518	$12,059

(1)

The allowance for loan losses on acquired covered loans, excluding the acquired covered loans secured by 1-4 family residential property, transferred to the allowance for loan losses on acquired noncovered loans as a result of the expiration of the related loss share agreement with the FDIC on June 30, 2016.

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

The tables below illustrate the carrying amount of acquired loans by credit quality indicator at December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$12,148	$99	$6,469	$322	$19,038
Secured by 1-4 family residential properties	14,400	50	4,010	69	18,529
Secured by nonfarm, nonresidential properties	83,271	435	19,553	511	103,770
Other real estate secured	15,344	—	2,673	565	18,582
Commercial and industrial loans	22,024	18	13,494	1,354	36,890
Consumer loans	—	—	—	—	—
Other loans	12,954	—	5,649	161	18,764
Total noncovered loans	160,141	602	51,848	2,982	215,573

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	—	—	—	—	—
Secured by 1-4 family residential properties	152	11	56	—	219
Secured by nonfarm, nonresidential properties	—	—	—	—	—
Other real estate secured	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Other loans	—	—	—	—	—
Total covered loans	152	11	56	—	219
Total acquired loans	$160,293	$613	$51,904	$2,982	$215,792

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (2)	Subtotal	Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$1,801	$—	$11	$—	$1,812	$20,850
Secured by 1-4 family residential properties	45,533	1,227	613	24	47,397	65,926
Secured by nonfarm, nonresidential properties	50	—	—	—	50	103,820
Other real estate secured	428	—	—	—	428	19,010
Commercial and industrial loans	6	—	—	—	6	36,896
Consumer loans	3,250	51	64	—	3,365	3,365
Other loans	2	—	—	—	2	18,766
Total noncovered loans	51,070	1,278	688	24	53,060	268,633

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	—	—	—	—	—	—
Secured by 1-4 family residential properties	3,162	137	96	—	3,395	3,614
Secured by nonfarm, nonresidential properties	—	—	—	—	—	—
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total covered loans	3,162	137	96	—	3,395	3,614
Total acquired loans	$54,232	$1,415	$784	$24	$56,455	$272,247

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$15,839	$253	$19,252	$3,874	$39,218
Secured by 1-4 family residential properties	22,272	27	5,033	331	27,663
Secured by nonfarm, nonresidential properties	106,924	2,301	25,690	711	135,626
Other real estate secured	19,346	—	3,777	731	23,854
Commercial and industrial loans	36,670	844	15,526	2,035	55,075
Consumer loans	—	—	—	—	—
Other loans	17,150	—	6,624	162	23,936
Total noncovered loans	218,201	3,425	75,902	7,844	305,372

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	235	—	588	119	942
Secured by 1-4 family residential properties	869	107	534	—	1,510
Secured by nonfarm, nonresidential properties	4,060	35	472	—	4,567
Other real estate secured	730	—	111	—	841
Commercial and industrial loans	560	22	42	—	624
Other loans	70	—	—	—	70
Total covered loans	6,524	164	1,747	119	8,554
Total acquired loans	$224,725	$3,589	$77,649	$7,963	$313,926

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (2)	Subtotal	Acquired Loans
Noncovered Loans:
Loans secured by real estate:
Construction, land development and other land	$2,353	$24	$28	$—	$2,405	$41,623
Secured by 1-4 family residential properties	56,371	1,841	930	145	59,287	86,950
Secured by nonfarm, nonresidential properties	—	—	—	—	—	135,626
Other real estate secured	6	—	—	—	6	23,860
Commercial and industrial loans	—	—	—	—	—	55,075
Consumer loans	5,498	142	1	—	5,641	5,641
Other loans	—	—	—	—	—	23,936
Total noncovered loans	64,228	2,007	959	145	67,339	372,711

Covered Loans: (1)
Loans secured by real estate:
Construction, land development and other land	70	9	—	—	79	1,021
Secured by 1-4 family residential properties	7,472	314	762	—	8,548	10,058
Secured by nonfarm, nonresidential properties	71	—	—	—	71	4,638
Other real estate secured	445	—	—	—	445	1,286
Commercial and industrial loans	—	—	—	—	—	624
Other loans	3	—	—	—	3	73
Total covered loans	8,061	323	762	—	9,146	17,700
Total acquired loans	$72,289	$2,330	$1,721	$145	$76,485	$390,411

(1)	Total dollar balances are presented in this table; however, these loans are covered by the loss-share agreement with the FDIC. TNB is at risk for only 20% of the losses incurred on these loans.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At December 31, 2016 and 2015, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At December 31, 2016, approximately $631 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $1.0 million of acquired loans at December 31, 2015.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans, by loan type at December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$321	$100	$821	$1,242	$—	$19,608	$20,850
Secured by 1-4 family residential properties	1,425	322	918	2,665	41	63,220	65,926
Secured by nonfarm, nonresidential properties	1,658	38	343	2,039	328	101,453	103,820
Other real estate secured	769	—	1,445	2,214	—	16,796	19,010
Commercial and industrial loans	60	39	—	99	262	36,535	36,896
Consumer loans	51	—	64	115	—	3,250	3,365
Other loans	—	—	—	—	—	18,766	18,766
Total noncovered loans	4,284	499	3,591	8,374	631	259,628	268,633

Covered loans:
Loans secured by real estate:
Construction, land development and other land	—	—	—	—	—	—	—
Secured by 1-4 family residential properties	70	90	139	299	—	3,315	3,614
Secured by nonfarm, nonresidential properties	—	—	—	—	—	—	—
Other real estate secured	—	—	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—	—	—
Other loans	—	—	—	—	—	—	—
Total covered loans	70	90	139	299	—	3,315	3,614
Total acquired loans	$4,354	$589	$3,730	$8,673	$631	$262,943	$272,247

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2015
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Noncovered loans:
Loans secured by real estate:
Construction, land development and other land	$24	$114	$13,021	$13,159	$—	$28,464	$41,623
Secured by 1-4 family residential properties	1,544	636	1,220	3,400	387	83,163	86,950
Secured by nonfarm, nonresidential properties	192	195	5,913	6,300	144	129,182	135,626
Other real estate secured	9	—	737	746	—	23,114	23,860
Commercial and industrial loans	82	4	184	270	429	54,376	55,075
Consumer loans	119	23	1	143	—	5,498	5,641
Other loans	85	16	—	101	—	23,835	23,936
Total noncovered loans	2,055	988	21,076	24,119	960	347,632	372,711

Covered loans:
Loans secured by real estate:
Construction, land development and other land	9	—	119	128	—	893	1,021
Secured by 1-4 family residential properties	428	132	978	1,538	—	8,520	10,058
Secured by nonfarm, nonresidential properties	167	478	—	645	—	3,993	4,638
Other real estate secured	—	—	—	—	—	1,286	1,286
Commercial and industrial loans	—	—	—	—	51	573	624
Other loans	—	—	—	—	—	73	73
Total covered loans	604	610	1,097	2,311	51	15,338	17,700
Total acquired loans	$2,659	$1,598	$22,173	$26,430	$1,011	$362,970	$390,411

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 7 – Premises and Equipment, Net

At December 31, 2016 and 2015, premises and equipment consisted of the following ($ in thousands):

	December 31,
	2016	2015
Land	$51,097	$57,334
Buildings and leasehold improvements	195,296	200,475
Furniture and equipment	172,170	168,357
Total cost of premises and equipment	418,563	426,166
Less accumulated depreciation and amortization	239,319	230,510
Premises and equipment, net	179,244	195,656
Assets held for sale	5,743	—
Total premises and equipment, net	$184,987	$195,656

As of December 31, 2016, assets held for sale consisted of five closed branches and two parcels of land previously purchased for expansion.  These properties were transferred from land and premises to assets held for sale due to Trustmark’s intent to sell these properties over the next twelve months as a result of its strategic branch initiatives.  As a result, property valuation adjustments of $750 thousand were recognized and included in other expense for 2016 with no property valuation adjustments recognized in 2015 or 2014.

Depreciation and amortization of premises and equipment totaled $13.2 million in 2016, $14.0 million in 2015 and $14.1 million in 2014.

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015
Balance at beginning of period	$74,007	$64,358
Origination of servicing assets	16,745	17,598
Change in fair value:
Due to market changes	(407)	1,578
Due to runoff	(10,106)	(9,527)
Balance at end of period	$80,239	$74,007

In the determination of the fair value of the MSR at the date of securitization, certain key economic assumptions are made.  For instance, Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2016, the fair value of the MSR included an assumed average prepayment speed of 7.94 CPR and an average discount rate of 10.32% compared to an assumed average prepayment speed of 9.32 CPR and an average discount rate of 10.35% at December 31, 2015.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2016, 2015 and 2014, Trustmark sold $1.384 billion, $1.246 billion and $913.5 million, respectively, of residential mortgage loans.  Pretax gains on these sales totaled $20.5 million in 2016, $18.0 million in 2015 and $10.8 million in 2014.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans and totaled $20.4 million in 2016, $19.3 million in 2015 and $18.6 million in 2014.  The pretax gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income. The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.  The table below details the mortgage loans sold and serviced for others at December 31, 2016 and 2015 ($ in thousands):

	December 31,
	2016	2015
Federal National Mortgage Association	$3,992,349	$3,750,685
Government National Mortgage Association	2,291,398	2,111,797
Federal Home Loan Mortgage Corporation	55,006	67,817
Other	32,589	41,013
Total mortgage loans sold and serviced for others	$6,371,342	$5,971,312

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses, included in other expense, incurred by Trustmark during 2016, 2015 and 2014 were $420 thousand, $315 thousand and $600 thousand, respectively.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$1,685	$1,170	$1,050
Provision for putback expenses	420	315	600
(Losses) Gains	(975)	200	(480)
Balance at end of period	$1,130	$1,685	$1,170

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

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2016 and 2015 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2015	$321,132	$44,368	$365,500
Goodwill from purchase of insurance book of business during 2015	—	656	656
Balance as of December 31, 2015	321,132	45,024	366,156
Adjustment during 2016	—	—	—
Balance as of December 31, 2016	$321,132	$45,024	$366,156

The Insurance segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  During 2015, Trustmark purchased an insurance book of business that increased goodwill $656 thousand for the Insurance segment.  Trustmark performed goodwill impairment tests for the General Banking and Insurance segments during 2016, 2015 and 2014.  Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance segments substantially exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2016 and 2015, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$85,824	$67,843	$17,981	$85,824	$61,603	$24,221
Insurance intangibles	13,824	11,615	2,209	13,824	11,117	2,707
Banking charters	1,325	877	448	1,325	811	514
Borrower relationship intangible	690	648	42	690	586	104
Total	$101,663	$80,983	$20,680	$101,663	$74,117	$27,546

Trustmark recorded $6.9 million of amortization of identifiable intangible assets in 2016, $7.8 million in 2015 and $8.8 million in 2014.  Trustmark estimates that amortization expense for identifiable intangible assets will be $5.9 million in 2017, $4.9 million in 2018, $3.8 million in 2019, $2.5 million in 2020 and $1.7 million in 2021.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2016, 2015 or 2014.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets as of December 31, 2016 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$17,981	5.6
Insurance intangibles	2,209	15.1
Banking charters	448	6.7
Borrower relationship intangible	42	0.6
Total	$20,680	6.6

Note 10 – Other Real Estate and Covered Other Real Estate

Other Real Estate, excluding Covered Other Real Estate

At December 31, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate, excluding covered other real estate, were as follows ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$77,177	$92,509	$106,539
Additions (1)	24,348	33,396	37,428
Disposals	(35,075)	(45,826)	(43,802)
Write-downs	(4,399)	(2,902)	(7,656)
Balance at end of period	$62,051	$77,177	$92,509

Gain, net on the sale of other real estate included in other real estate expense	$6,151	$3,995	$3,697

(1)

For the year ended December 31, 2016, additions to other real estate included $388 thousand of other real estate transferred from covered other real estate as a result of the expiration of the related loss share agreement with the FDIC on June 30, 2016.

At December 31, 2016 and 2015, other real estate, excluding covered other real estate, by type of property consisted of the following ($ in thousands):

	December 31,
	2016	2015
Construction, land development and other land properties	$36,871	$47,550
1-4 family residential properties	7,926	10,732
Nonfarm, nonresidential properties	16,817	16,717
Other real estate properties	437	2,178
Total other real estate, excluding covered other real estate	$62,051	$77,177

At December 31, 2016 and 2015, other real estate, excluding covered other real estate, by geographic location consisted of the following ($ in thousands):

	December 31,
	2016	2015
Alabama	$15,989	$21,578
Florida	22,582	29,579
Mississippi (1)	15,646	14,312
Tennessee (2)	6,183	9,974
Texas	1,651	1,734
Total other real estate, excluding covered other real estate	$62,051	$77,177

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Covered Other Real Estate

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of the related loss-share agreement with the FDIC on June 30, 2016.  As of December 31, 2016, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers acquired covered loans secured by 1-4 family residential property, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

For the periods presented, changes and gains, net on covered other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$1,651	$6,060	$5,108
Transfers from covered loans	503	266	2,851
FASB ASC 310-30 adjustment for the residual recorded investment	62	(880)	136
Net transfers from covered loans	565	(614)	2,987
Disposals	(1,726)	(2,526)	(1,232)
Transfers to noncovered other real estate	(388)	—	—
Write-downs	(102)	(1,269)	(803)
Balance at end of period	$—	$1,651	$6,060

Gain, net on the sale of covered other real estate included in other real estate expenses	$880	$46	$24

At December 31, 2016 and 2015, covered other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2016	2015
Construction, land development and other land properties	$—	$638
1-4 family residential properties	—	223
Nonfarm, nonresidential properties	—	399
Other real estate properties	—	391
Total covered other real estate	$—	$1,651

Note 11 – FDIC Indemnification Asset

On April 15, 2011, the Mississippi Department of Banking and Consumer Finance closed the Heritage Banking Group (Heritage) and appointed the FDIC as receiver.  On the same date, TNB entered into a purchase and assumption agreement with the FDIC in which TNB agreed to assume all of the deposits and purchase essentially all of the assets of Heritage.  The FDIC and TNB also entered into loss-share agreements covering substantially all loans and all other real estate acquired.  Under the loss-share agreements, the FDIC will cover 80% of covered loan and other real estate losses incurred.  Pursuant to the provisions of the loss-share agreements, TNB may be required to make a true-up payment to the FDIC at the termination of the loss-share agreements should actual losses be less than certain thresholds established in the agreement.  TNB calculates the projected true-up payable to the FDIC quarterly and records a FDIC true-up provision for the present value of the projected true-up payable to the FDIC at the termination of the loss-share agreements.  TNB’s FDIC true-up payable totaled $2.6 million and $2.5 million at December 31, 2016 and 2015, respectively.

TNB’s loss-share agreement with the FDIC covering the acquired covered loans and related covered other real estate, excluding those secured by 1-4 family residential property, expired on June 30, 2016.  The remaining loss-share agreement covering acquired covered loans secured by 1-4 family residential property and the related covered other real estate will expire in 2021.

Trustmark periodically re-estimates the expected cash flows on the acquired covered loans as required by FASB ASC Topic 310-30.  For 2016, 2015 and 2014, this analysis resulted in improvements in the estimated future cash flows of the acquired covered loans that remain outstanding as well as lower expected remaining losses on those loans, primarily due to pay-offs of acquired covered loans.  The pay-offs and improvements in the estimated expected cash flows of the acquired covered loans resulted in a reduction of the expected loss-share receivable from the FDIC.  Reductions of the FDIC indemnification asset resulting from improvements in expected cash flows and covered losses based on the re-estimation of acquired covered loans are amortized over the lesser of the remaining life or contractual period of the acquired covered loan as a yield adjustment consistent with the associated acquired covered loan.  Other income, net for 2016, 2015 and 2014 included $550 thousand, $2.6 million and $2.1 million, respectively, of amortization of the FDIC indemnification asset.  Amortization of the FDIC indemnification asset resulted from improvements in the expected cash flows and lower loss expectations.  During 2016, other income, net also included an increase of the FDIC indemnification asset of $180 thousand, compared to a reduction of the FDIC indemnification asset of $929 thousand in 2015 and $800 thousand in 2014, primarily resulting from loan pay-offs partially offset by loan pools of acquired covered loans with increased loss expectations.

At December 31, 2016, the FDIC indemnification asset, net of the true-up payable, was included in other liabilities in the accompanying consolidated balance sheet.  For the periods presented, changes in the FDIC indemnification asset were as follows ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$738	$6,997	$14,347
Amortization	(550)	(2,583)	(2,074)
Transfers to FDIC claims	(970)	(2,715)	(4,443)
Change in expected cash flows	(629)	(536)	(517)
Change in FDIC true-up payable	(70)	(425)	(316)
Balance at end of period	$(1,481)	$738	$6,997

Note 12 – Deposits

At December 31, 2016 and 2015, deposits consisted of the following ($ in thousands):

	December 31,
	2016	2015
Noninterest-bearing demand	$2,973,238	$2,998,694
Interest-bearing demand	1,875,312	1,938,497
Savings	3,586,369	2,970,997
Time	1,621,093	1,680,042
Total	$10,056,012	$9,588,230

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest-bearing demand	$3,297	$3,235	$3,151
Savings	2,657	2,547	2,949
Time	6,794	6,816	9,223
Total	$12,748	$12,598	$15,323

Time deposits that exceed the FDIC insurance limit of $250,000 totaled $229.9 million and $218.0 million at December 31, 2016 and 2015, respectively.  The maturities of time deposits of $100,000 or more at December 31, 2016 and 2015 are as follows ($ in thousands):

	December 31,
	2016	2015
3 months or less	$150,991	$151,339
Over 3 months through 6 months	147,089	132,440
Over 6 months through 12 months	204,944	197,630
Over 12 months	179,469	193,914
Total	$682,493	$675,323

The maturities of interest-bearing deposits at December 31, 2016, are as follows ($ in thousands):

2017	$1,225,303
2018	283,564
2019	61,888
2020	27,293
2021 and thereafter	23,045
Total time deposits	1,621,093
Interest-bearing deposits with no stated maturity	5,461,681
Total interest-bearing deposits	$7,082,774

Note 13 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements are secured by securities with a carrying amount of $284.4 million and $290.0 million at December 31, 2016 and 2015, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of December 31, 2016, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2016 and 2015 ($ in thousands):

	December 31,
	2016	2015
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$—	$22,516
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	75,795	102,604
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,212	—
Total securities sold under repurchase agreements	$127,007	$125,120

Short-Term Borrowings

At December 31, 2016 and 2015, short-term borrowings consisted of the following ($ in thousands):

	December 31,
	2016	2015
FHLB advances	$700,008	$350,000
Serviced GNMA loans eligible for repurchase	43,925	36,025
Other	25,845	26,592
Total short-term borrowings	$769,778	$412,617

At December 31, 2016, Trustmark had three outstanding short-term FHLB advances totaling $700.0 million with the FHLB of Dallas.  Two of these outstanding advances with the FHLB of Dallas had fixed interest rates 0.55% and 0.80% and balances of $100.0 million each.  At December 31, 2016, these two fixed rate advances had a weighted-average remaining maturity of 7 days with a weighted-average cost of 0.68%.  At December 31, 2016, Trustmark had one outstanding short-term FHLB advance with a balance of $500.0 million with the FHLB of Dallas that reprices on a monthly basis and is set to mature on December 20, 2017.  This advance has a remaining maturity of 354 days and had an average cost of 0.36% during 2016.  Trustmark had two outstanding short-term FHLB advances totaling $350.0 million with the FHLB of Dallas at December 31, 2015.  These outstanding advances with the FHLB of Dallas had fixed interest rates of 0.31% and balances of $100.0 million and $250.0 million.  At December 31, 2015, these advances had a weighted-average remaining maturity of 13 days with a weighted-average cost of 0.31%.

At December 31, 2016 and 2015, Trustmark had $1.511 billion and $1.328 billion, respectively, available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2016, Trustmark had one outstanding short-term FHLB advances with the FHLB of Atlanta, which was assumed through the BancTrust merger.  This outstanding advance had a balance of $8 thousand with a fixed interest rate of 6.50% with a remaining maturity of 310 days. At December 31, 2015, Trustmark had no outstanding short-term FHLB advances with the FHLB of Atlanta.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Interest expense on short-term FHLB advances totaled $1.8 million in 2016, $727 thousand in 2015 and $197 thousand in 2014.

Long-Term FHLB Advances

At both December 31, 2016 and 2015, Trustmark had one outstanding long-term FHLB advance with the FHLB of Dallas totaling $250.0 million and $500.0 million, respectively.  The long-term FHLB advance outstanding at December 31, 2016 reprices on a monthly basis and is set to mature on May 25, 2018.  At December 31, 2016, this advance had a remaining maturity of 1.4 years and had an average cost of 0.24% during 2016.  The long-term FHLB advance outstanding at December 31, 2015 repriced on a monthly basis and is set to mature on December 20, 2017.  At December 31, 2015, this advance had a remaining maturity of 1.97 years and had an average cost of 0.32% during 2015.

At December 31, 2016, Trustmark had three outstanding long-term FHLB advances totaling $1.0 million with the FHLB of Atlanta, compared to four outstanding long-term FHLB advances totaling $1.2 million with the FHLB of Atlanta at December 31, 2015.  All of these advances were assumed through the BancTrust merger.  The advances outstanding had fixed interest rates ranging from 0.08% to 6.12% with outstanding balances ranging from $38 thousand to $800 thousand at December 31, 2016.  At December 31, 2016, these advances had a weighted-average remaining maturity of 5.32 years with a weighted-average cost of 0.82%.  At December 31, 2015, the four outstanding long-term FHLB advances with the FHLB of Atlanta had interest rates ranging from 0.08% to 6.50% with outstanding balances ranging from $15 thousand to $868 thousand.  At December 31, 2015, the outstanding long-term advances had a weighted-average remaining maturity of 6.21 years with a weighted-average cost of 1.00%.  A fair market value adjustment of $1 thousand and $3 thousand associated with the BancTrust merger was included in the long-term FHLB advances at December 31, 2016 and 2015, respectively.  Trustmark’s long-term FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

Trustmark incurred $2.1 million of interest expense on long-term FHLB advances in 2016, compared to $49 thousand of interest expense in 2015 and $45 thousand of interest expense in 2014.

Subordinated Notes Payable

During 2006, TNB issued $50.0 million aggregate principal amount of Subordinated Notes (the Notes) which matured on December 15, 2016.  Proceeds from the sale of the Notes were used for general corporate purposes.  At December 31, 2015, the carrying amount of the Notes was $50.0 million.  The Notes were not, and were not required to be, registered with the SEC under the Securities Act of 1933, as amended.  The Notes were sold pursuant to the terms of regulations issued by the Office of the Comptroller of the Currency (OCC) and in reliance upon an exemption provided by the Securities Act of 1933, as amended.  The Notes bore interest at the rate of 5.673% per annum from December 13, 2006, until the principal of the Notes was paid in full.  Interest on the Notes was payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2007, and through the date of maturity.  The Notes were unsecured and subordinate and junior in right of payment to TNB’s obligations to its depositors, its obligations under bankers’ acceptances and letters of credit, its obligations to any Federal Reserve Bank or the FDIC and its obligations to its other creditors, and to any rights acquired by the FDIC as a result of loans made by the FDIC to TNB.  Because the Notes, which were not redeemable prior to maturity, had a remaining maturity of less than one year at December 31, 2015, none of the remaining balance qualified as Tier 2 capital for both TNB and Trustmark.

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

At December 31, 2016 and 2015, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2016 and 2015, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2016, net income for the Trust equaled $45 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $38 thousand during 2015 and $37 thousand during 2014.  Dividends issued to Trustmark by the Trust during 2016 totaled $45 thousand, compared to $38 thousand during 2015 and $37 thousand during 2014.

Note 14 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
Current	2016	2015	2014
Federal	$10,355	$18,448	$17,761
State	2,698	2,166	2,068
Deferred
Federal	15,647	12,865	16,256
State	2,353	1,935	2,444
Income tax provision	$31,053	$35,414	$38,529

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Income tax computed at statutory tax rate	$48,812	$53,008	$56,732
Tax exempt interest	(6,780)	(5,908)	(5,612)
Nondeductible interest expense	201	119	107
State income taxes, net	1,754	1,408	2,933
Income tax credits	(16,183)	(15,283)	(15,212)
Other	3,249	2,070	(419)
Income tax provision	$31,053	$35,414	$38,529

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2016 and 2015, which are included in other assets ($ in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Loan purchase accounting	$9,341	$26,049
Other real estate	25,750	32,664
Allowance for loan losses	31,618	30,451
Deferred compensation	21,893	21,102
Realized built in losses	18,699	16,215
Securities	9,256	13,016
Pension and other postretirement benefit plans	15,545	14,433
Nonaccrual loans	2,093	3,137
Unrealized losses on securities available for sale	3,629	-
Stock-based compensation	3,031	3,137
Other	13,731	15,820
Gross deferred tax asset	154,586	176,024
Valuation allowance	(8,650)	(8,650)
Deferred tax asset net of valuation allowance	145,936	167,374

Deferred tax liabilities:
Goodwill and other identifiable intangibles	25,666	26,651
Premises and equipment	19,391	21,257
Unrealized gains on securities available for sale	—	2,241
Mortgage servicing rights	12,159	9,924
Securities	1,697	1,474
Leases	60	106
Other	6,891	4,764
Gross deferred tax liability	65,864	66,417
Net deferred tax asset	$80,072	$100,957

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

The following table provides a summary of the changes during the 2016 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2016	$1,720
Increases due to tax positions taken during the current year	1,047
Decreases due to tax positions taken during a prior year	(592)
Decreases due to the lapse of applicable statute of limitations during the current year	(441)
Decreases due to settlements with taxing authorities during the current year	—
Balance at December 31, 2016	$1,734

Accrued interest, net of federal benefit, at December 31, 2016	$174

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2016	$1,426

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2010 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016. To satisfy commitments made by Trustmark to associates (collectively, the “Continuing Associates”) covered through acquired plans that were merged into the Plan, the Board also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Spin-Off Plan”), effective as of December 30, 2016, immediately prior to the termination of the Plan.

In order to terminate the Plan, in accordance with Internal Revenue Service (IRS) and Pension Benefit Guaranty Corporation (PBGC) requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so.  The final distributions will be made from current plan assets and a one-time pension settlement expense will be recognized when paid by Trustmark during the second quarter of 2017.  Further, as a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 decreased from 6.0% to 2.5%.  Accordingly, Trustmark's increased periodic benefit costs for the Plan during the second half of 2016 was $1.3 million.  Participants in the Plan will have a choice of receiving a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier, subject to certain exceptions.  As a result of the termination of the Plan, each participant will become fully vested in his or her accrued benefits under the Plan.

The Board of Directors of Trustmark reserved the right to defer or revoke the termination of the Plan if circumstances change such that deferral or revocation would be warranted, but has no intent to do so at this time.

As a result of the merger with BancTrust on February 15, 2013, Trustmark became the sponsor of the Retirement Plan for Employees of BancTrust Financial Group, Inc. (BancTrust Pension Plan), a tax-qualified defined benefit pension plan, which was frozen prior to the merger date.  On January 28, 2014, the Board of Directors of Trustmark authorized the termination of the BancTrust Pension Plan effective as of April 15, 2014.  On October 1, 2015, Trustmark received a favorable determination letter from the IRS with respect to the BancTrust Pension Plan’s termination.  In addition, as required by law, a termination notice was filed with the PBGC, and it is not anticipated that the PBGC will raise any issues with respect to the BancTrust Pension Plan’s termination.  During 2014, the assets of the BancTrust Pension Plan were held in trust and distributed in conjunction with the plan termination.  All assets of the BancTrust Pension Plan were distributed as of December 31, 2014.  Benefits that were not paid to participants were annuitized under annuity contracts.  As a result of the termination of the BancTrust Pension Plan, Trustmark recognized a pre-tax gain of $1.2 million during 2014.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s tax-qualified defined benefit pension plans (Trustmark Capital Accumulation Plan and BancTrust Pension Plan) for the periods presented ($ in thousands):

	December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$91,403	$101,904
Service cost	428	513
Interest cost	3,355	3,461
Actuarial gain	(893)	(2,807)
Benefits paid for the Plan	(18,393)	(11,668)
Benefit obligation, end of year	$75,900	$91,403

Change in plan assets:
Fair value of plan assets, beginning of year	$74,137	$86,287
Actual return on plan assets	(1,079)	(547)
Employer contributions	69	65
Benefit payments for the Plan	(18,393)	(11,668)
Fair value of plan assets, end of year	$54,734	$74,137

Funded status at end of year - net liability	$(21,166)	$(17,266)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$21,355	$24,927

	Years Ended December 31,
	2016	2015	2014
Net periodic benefit cost:
Service cost	$428	$513	$495
Interest cost	3,355	3,461	5,299
Expected return on plan assets	(2,897)	(5,187)	(6,245)
Recognized net loss due to BancTrust termination	—	—	1,355
Recognized net loss due to lump sum settlements	3,906	2,221	905
Recognized net actuarial loss (gain)	2,749	3,878	(283)
Net periodic benefit cost	$7,541	$4,886	$1,526

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss - Total recognized in other comprehensive income (loss)	$(3,572)	$(3,173)	$12,664
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$3,969	$1,713	$14,190

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.71%	3.86%	3.57%
Discount rate for net periodic benefit cost	3.86%	3.57%	4.30%
Expected long-term return on plan assets	4.25%	7.00%	7.50%

Plan Assets

The weighted-average asset allocations by asset category for the Plan at December 31, 2016 and 2015 are presented below.

	December 31,
	2016	2015
Money market fund	13.0%	3.6%
Fixed income mutual funds	—	29.0%
Equity mutual funds	—	16.1%
Equity securities	—	51.3%
U.S. Treasuries	87.0%	—
Total	100.0%	100.0%

The strategic objective of the investments of the assets in the Plan was changed significantly after the decision to terminate the Plan.  The Plan is no longer managed on a total return basis.  The Plan is managed with as little market value fluctuation as possible.  Given the known fixed actuarial discount rate used until termination to match liabilities, the asset allocation of the Plan has been changed to reflect a very conservative posture.  Money market and individual U.S. Treasury securities are used solely to maintain a stable market value and achieve a small level of interest income.  The Treasury securities will mature at or before the projected distribution date.  Similarly, a money market allocation will be maintained for liquidity purposes due to monthly reoccurring distributions and lump sum distributions until final termination.

Fair Value Measurements

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets measured at fair value at December 31, 2016 and 2015 ($ in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market fund	$6,859	$6,859	$—	$—
U.S. Treasuries	47,875	47,875	—	—
Total assets at fair value	$54,734	$54,734	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Money market fund	$2,678	$2,678	$—	$—
Fixed income mutual funds	21,472	21,472	—	—
Equity mutual funds	11,922	11,922	—	—
Equity securities	38,065	38,065	—	—
Total assets at fair value	$74,137	$74,137	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2016.  The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Plan is determined annually by the Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan years ending December 31, 2016 and 2015, Trustmark’s minimum required contribution to the Plan was zero.  Since the Plan has terminated, there will be no additional contributions required in the future other than amounts necessary to facilitate the Plan termination.  For the plan year ending December 31, 2017, Trustmark’s minimum required contribution to the Spin-Off Plan is expected to be zero; however, Management and the Board of Directors of Trustmark will monitor the Spin-Off Plan throughout 2017 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Plan ($ in thousands):

Year	Amount
2017	$67,400
2018	210
2019	285
2020	334
2021	391
2022 - 2026	2,706

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2017 include a net loss of $18.4 million.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The measurement date for the plan is December 31.  As a result of mergers prior to 2014, Trustmark became the administrator of small nonqualified supplemental retirement plans, for which the plan benefits were frozen prior to the merger date.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans ($ in thousands):

	December 31,
	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$57,766	$59,744
Service cost	295	431
Interest cost	2,223	2,082
Actuarial loss (gain)	1,537	(1,702)
Benefits paid	(3,326)	(2,789)
Benefit obligation, end of year	$58,495	$57,766
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,326	2,789
Benefit payments	(3,326)	(2,789)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(58,495)	$(57,766)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$17,739	$18,548
Prior service cost	1,359	1,609
Amounts recognized	$19,098	$20,157

	Years Ended December 31,
	2016	2015	2014
Net periodic benefit cost:
Service cost	$295	$431	$296
Interest cost	2,223	2,082	2,198
Amortization of prior service cost	250	250	250
Recognized net actuarial loss	864	992	661
Net periodic benefit cost	$3,632	$3,755	$3,405

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$(810)	$(2,694)	$6,733
Amortization of prior service cost	(250)	(250)	(250)
Total recognized in other comprehensive income (loss)	$(1,060)	$(2,944)	$6,483
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,572	$811	$9,888

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.71%	3.86%	3.57%
Discount rate for net periodic benefit cost	3.86%	3.57%	4.30%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2017	$3,648
2018	3,766
2019	3,845
2020	4,067
2021	4,113
2022 - 2026	19,982

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2017 include a loss of $866 thousand and prior service cost of $250 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation.  Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment.  Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions.  Trustmark’s contributions to this plan were $7.2 million in 2016, $7.0 million in 2015 and $6.7 million in 2014.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan).  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2016, the maximum number of shares of Trustmark’s common stock available for issuance under the Plan was 1,230,368 shares.

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

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	212,309	$24.14	181,195	$24.98	160,520	$25.20
Granted	99,116	20.18	84,899	22.71	73,726	25.58
Released from restriction	(40,888)	32.84	(47,360)	24.97	(38,580)	25.40
Forfeited	(33,401)	30.01	(6,425)	24.97	(14,471)	24.86
Nonvested shares, end of year	237,136	$26.27	212,309	$24.14	181,195	$24.98

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes Trustmark’s time-vested award activity for the periods presented:

	Years Ended December 31,
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	306,657	$24.56	263,905	$24.66	291,634	$24.48
Granted	139,791	20.66	121,314	23.61	105,690	24.91
Released from restriction	(108,241)	23.74	(67,087)	24.31	(124,869)	24.74
Forfeited	(16,151)	22.24	(11,475)	24.22	(8,550)	24.77
Nonvested shares, end of year	322,056	$22.65	306,657	$24.56	263,905	$24.66

The following table presents information regarding compensation expense for awards under the Plan for the periods presented ($ in thousands):

					Weighted
					Average Life
	Recognized Compensation Expense			Unrecognized	of Unrecognized
	for Years Ended December 31,			Compensation	Compensation
	2016	2015	2014	Expense	Expense
Performance awards	$1,171	$1,201	$1,065	$1,813	1.69
Time-vested awards	2,513	2,467	3,087	2,571	1.74
Total	$3,684	$3,668	$4,152	$4,384

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the assessed creditworthiness of the borrower.  At December 31, 2016 and 2015, Trustmark had unused commitments to extend credit of $3.131 billion and $2.873 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses essentially the same policies regarding credit risk and collateral which are followed in the lending process.  At December 31, 2016 and 2015, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $111.3 million and $113.6 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2016 and 2015, the fair value of collateral held was $32.7 million and $30.5 million, respectively.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2017 to 2029.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $9.8 million in 2016, $9.3 million in 2015 and $8.5 million in 2014.

At December 31, 2016, future minimum rental commitments under non-cancellable operating leases are as follows ($ in thousands):

Year	Amount
2017	$9,561
2018	7,654
2019	6,458
2020	5,576
2021	4,190
Thereafter	24,611
Total	$58,050

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  There has been no new activity related to the SAC.

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

On April 11, 2016, Trustmark learned that a third Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  To date, TNB has not been served in connection with this action.

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

All pending legal proceedings described above are being vigorously contested.  In accordance FASB ASC Topic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and a reasonable estimate cannot reasonably be made.

Note 18 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Effective January 1, 2016, Trustmark’s and TNB’s minimum risk-based capital requirements include the year-one phased in capital conservation buffer of 0.625%.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2016, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2016.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2016, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2016 and 2015 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,209,927	12.16%	5.125%	n/a
Trustmark National Bank	1,251,329	12.58%	5.125%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,269,660	12.76%	6.625%	n/a
Trustmark National Bank	1,251,329	12.58%	6.625%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,352,322	13.59%	8.625%	n/a
Trustmark National Bank	1,333,991	13.41%	8.625%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,269,660	9.90%	4.00%	n/a
Trustmark National Bank	1,251,329	9.77%	4.00%	5.00%

At December 31, 2015:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,161,598	12.57%	4.50%	n/a
Trustmark National Bank	1,201,113	13.00%	4.50%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,220,535	13.21%	6.00%	n/a
Trustmark National Bank	1,201,113	13.00%	6.00%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,300,146	14.07%	8.00%	n/a
Trustmark National Bank	1,280,724	13.86%	8.00%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,220,535	10.03%	4.00%	n/a
Trustmark National Bank	1,201,113	9.89%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2017 approximately $98.3 million plus its net income for that year to pay as dividends.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 34 thousand shares of its common stock valued at approximately $750 thousand during the year ended December 31, 2016.

Other Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2016, 2015 and 2014 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities (losses) gains, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to BancTrust termination, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits as well as other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2016
Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$(15,656)	$5,989	$(9,667)
Reclassification adjustment for net losses realized in net income	310	(119)	191
Change in net unrealized holding loss on securities transferred to held to maturity	9,830	(3,760)	6,070
Total securities available for sale and transferred securities	(5,516)	2,110	(3,406)
Pension and other postretirement benefit plans:
Net change in prior service costs	250	(96)	154
Recognized net loss due to lump sum settlements	3,906	(1,494)	2,412
Change in net actuarial loss	476	(182)	294
Total pension and other postretirement benefit plans	4,632	(1,772)	2,860
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(369)	141	(228)
Reclassification adjustment for loss realized in net income	599	(229)	370
Total cash flow hedge derivatives	230	(88)	142
Total other comprehensive loss	$(654)	$250	$(404)

Year Ended December 31, 2015
Securities available for sale and transferred securities:
Unrealized holding losses arising during the period	$(16,695)	$6,386	$(10,309)
Reclassification adjustment for net gains realized in net income	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	6,345	(2,427)	3,918
Total securities available for sale and transferred securities	(10,350)	3,959	(6,391)
Pension and other postretirement benefit plans:
Net change in prior service costs	250	(96)	154
Recognized net loss due to lump sum settlements	2,221	(850)	1,371
Change in net actuarial loss	3,647	(1,395)	2,252
Total pension and other postretirement benefit plans	6,118	(2,341)	3,777
Cash flow hedge derivatives:
Change in accumulated loss on effective cash flow hedge derivatives	(1,315)	503	(812)
Reclassification adjustment for loss realized in net income	836	(320)	516
Total cash flow hedge derivatives	(479)	183	(296)
Total other comprehensive loss	$(4,711)	$1,801	$(2,910)

Year Ended December 31, 2014
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$17,705	$(6,772)	$10,933
Reclassification adjustment for net gains realized in net income	(300)	115	(185)
Change in net unrealized holding loss on securities transferred to held to maturity	6,010	(2,299)	3,711
Total securities available for sale and transferred securities	23,415	(8,956)	14,459
Pension and other postretirement benefit plans:
Net change in prior service costs	249	(95)	154
Recognized net loss due to BancTrust termination	1,355	(518)	837
Recognized net loss due to lump sum settlements	905	(346)	559
Change in net actuarial loss	(21,657)	8,283	(13,374)
Total pension and other postretirement benefit plans	(19,148)	7,324	(11,824)
Cash flow hedge derivatives:
Change in accumulated gain on effective cash flow hedge derivatives	(2,246)	859	(1,387)
Reclassification adjustment for loss realized in net income	(2)	1	(1)
Total cash flow hedge derivatives	(2,248)	860	(1,388)
Total other comprehensive income	$2,019	$(772)	$1,247

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2014	$(25,462)	$(19,793)	$1,524	$(43,731)
Other comprehensive (loss) income before reclassification	14,644	(11,824)	(1,387)	1,433
Amounts reclassified from accumulated other comprehensive loss	(185)	—	(1)	(186)
Net other comprehensive (loss) income	14,459	(11,824)	(1,388)	1,247
Balance, December 31, 2014	(11,003)	(31,617)	136	(42,484)
Other comprehensive income (loss) before reclassification	(6,391)	3,777	(812)	(3,426)
Amounts reclassified from accumulated other comprehensive loss	—	—	516	516
Net other comprehensive income (loss)	(6,391)	3,777	(296)	(2,910)
Balance, December 31, 2015	(17,394)	(27,840)	(160)	(45,394)
Other comprehensive (loss) income before reclassification	(3,597)	(148)	(228)	(3,973)
Amounts reclassified from accumulated other comprehensive loss	191	3,008	370	3,569
Net other comprehensive (loss) income	(3,406)	2,860	142	(404)
Balance, December 31, 2016	$(20,800)	$(24,980)	$(18)	$(45,798)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2016 and 2015.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$56,039	$—	$56,039	$—
Obligations of states and political subdivisions	115,373	—	115,373	—
Mortgage-backed securities	2,185,270	—	2,185,270	—
Securities available for sale	2,356,682	—	2,356,682	—
Loans held for sale	175,927	—	175,927	—
Mortgage servicing rights	80,239	—	—	80,239
Other assets - derivatives	2,518	(524)	2,041	1,001
Other liabilities - derivatives	412	1,174	(762)	—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$68,416	$—	$68,416	$—
Obligations of states and political subdivisions	138,609	—	138,609	—
Mortgage-backed securities	2,113,440	—	2,113,440	—
Asset-backed securities and structured financial products	24,957	—	24,957	—
Securities available for sale	2,345,422	—	2,345,422	—
Loans held for sale	160,189	—	160,189	—
Mortgage servicing rights	74,007	—	—	74,007
Other assets - derivatives	3,611	(149)	2,647	1,113
Other liabilities - derivatives	3,929	1,220	2,709	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(10,513)	10,128
Additions	16,745	—
Sales	—	(10,240)
Balance, December 31, 2016	$80,239	$1,001

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2016	$(407)	$753

Balance, January 1, 2015	$64,358	$1,299
Total net (loss) gain included in Mortgage banking, net (1)	(7,949)	6,900
Additions	17,598	—
Sales	—	(7,086)
Balance, December 31, 2015	$74,007	$1,113

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2015	$1,578	$(419)

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2016, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2016, Trustmark had outstanding balances of $23.7 million in impaired LHFI that were specifically identified for evaluation and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $26.5 million at December 31, 2015.  These specifically evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate, excluding covered other real estate, includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the lower of cost or estimated fair value.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  At December 31, 2016, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate, excluding covered other real estate, is susceptible to changes in market conditions in these areas.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Certain foreclosed assets, upon initial recognition, are remeasured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.  The fair value of a foreclosed asset, upon initial recognition, is estimated using Level 3 inputs based on adjusted observable market data.  Foreclosed assets measured at fair value upon initial recognition totaled $24.3 million (utilizing Level 3 valuation inputs) during the year ended December 31, 2016 compared with $33.4 million for the same period in 2015.  In connection with the measurement and initial recognition of the foregoing foreclosed assets, Trustmark recognized charge-offs of the allowance for loan losses totaling $20.0 million and $7.9 million for 2016 and 2015, respectively.  Other than foreclosed assets measured at fair value upon initial recognition, $32.2 million of foreclosed assets were remeasured during 2016 requiring write-downs of $4.4 million to reach their current fair values compared to $44.5 million of foreclosed assets that were remeasured during 2015, requiring write-downs of $2.9 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 and 2015 were as follows ($ in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$328,206	$328,206	$278,001	$278,001
Securities held to maturity	1,158,643	1,157,046	1,187,818	1,195,367
Level 3 Inputs:
Net LHFI	7,779,948	7,825,009	7,023,766	7,136,105
Net acquired loans	260,850	260,850	378,419	378,419
FDIC indemnification asset	—	—	738	738

Financial Liabilities:
Level 2 Inputs:
Deposits	10,056,012	10,059,794	9,588,230	9,592,531
Short-term liabilities	1,309,595	1,309,595	853,659	853,659
Long-term FHLB advances	251,049	251,050	501,155	501,160
Subordinated notes	—	—	49,969	51,405
Junior subordinated debt securities	61,856	41,057	61,856	49,021

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

Net LHFI

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above do not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2016 and 2015.

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

Fair Value Option

Trustmark has elected to account for its mortgage LHFS purchased or originated on or after October 1, 2014 under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the years ended December 31, 2016, 2015 and 2014, a net loss of $2.5 million, a net loss of $857 thousand and a net gain of $2.0 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the years ended December 31, 2016, 2015 and 2014 included $5.0 million, $4.7 million and $1.1 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.   The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $43.9 million and $36.0 million at December 31, 2016 and 2015, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of December 31, 2016 and 2015 ($ in thousands):

	December 31,
	2016	2015
Fair value of LHFS	$132,002	$124,165
LHFS contractual principal outstanding	132,047	121,608
Fair value less unpaid principal	$(45)	$2,557

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $17 thousand and $160 thousand at December 31, 2016 and 2015, respectively.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $298 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $262.0 million at December 31, 2016 compared to $264.5 million at December 31, 2015.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $2.9 million for the year ended December 31, 2016, compared to a net positive ineffectiveness of $1.9 million and $3.1 million for the years ended December 31, 2015 and 2014, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $195.0 million at December 31, 2016, with a positive valuation adjustment of $2.8 million, compared to $190.5 million at December 31, 2015, with a positive valuation adjustment of $262 thousand.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $97.9 million at December 31, 2016, with a positive valuation adjustment of $1.0 million, compared to $108.1 million at December 31, 2015, with a positive valuation adjustment of $1.1 million.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2016, Trustmark had interest rate swaps with an aggregate notional amount of $340.2 million related to this program, compared to $359.3 million as of December 31, 2015.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of December 31, 2016 and 2015, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.2 million and $2.6 million, respectively.  As of December 31, 2016, Trustmark had posted collateral of $1.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2016 and 2015, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.2 million and $14.8 million, respectively.  At December 31, 2016, Trustmark had entered into five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million compared to one risk participation agreement as a guarantor with an aggregate notional amount of $5.9 million at December 31, 2015.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2016 and 2015.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2016 and 2015 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2016	2015
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(28)	$(259)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(626)	$(207)
Exchange traded purchased options included in other assets	102	58
OTC written options (rate locks) included in other assets	1,001	1,113
Interest rate swaps included in other assets	2,060	2,888
Credit risk participation agreements included in other assets	9	18
Forward contracts included in other liabilities	(2,838)	(262)
Exchange traded written options included in other liabilities	1,174	1,220
Interest rate swaps included in other liabilities	2,065	2,954
Credit risk participation agreements included in other liabilities	11	17

	Years Ended December 31,
	2016	2015	2014
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(599)	$(836)	$(2)
Amount of loss recognized in mortgage banking, net	—	—	(2,534)

Derivatives not designated as hedging instruments
Amount of gain recognized in mortgage banking, net	$13	$1,392	$11,038
Amount of gain (loss) recognized in bank card and other fees	60	(49)	(223)

The following table discloses the amount included in other comprehensive income (loss), net of tax for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
Derivatives in cash flow hedging relationship
Amount of loss recognized in other comprehensive income (loss), net of tax	$(228)	$(812)	$(1,387)

Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2016 and 2015 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,032	$—	$2,032	$(499)	$—	$1,533

Offsetting of Derivative Liabilities
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,065	$—	$2,065	$(499)	$(937)	$629

Offsetting of Derivative Assets
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,629	$—	$2,629	$—	$—	$2,629

Offsetting of Derivative Liabilities
As of December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,954	$—	$2,954	$—	$(1,195)	$1,759

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2016	2015	2014
General Banking
Net interest income	$386,596	$391,092	$404,214
Provision for loan losses, net	14,714	11,800	7,382
Noninterest income	107,059	105,477	107,457
Noninterest expense	354,555	348,270	355,693
Income before income taxes	124,386	136,499	148,596
Income taxes	25,303	29,761	33,726
General banking net income	$99,083	$106,738	$114,870

Selected Financial Information
Average assets	$12,872,123	$12,196,144	$11,957,761
Depreciation and amortization	$35,692	$36,072	$35,038

Wealth Management
Net interest income	$726	$337	$851
Noninterest income	30,117	31,245	32,209
Noninterest expense	24,165	25,346	26,733
Income before income taxes	6,678	6,236	6,327
Income taxes	2,554	2,386	2,105
Wealth Management net income	$4,124	$3,850	$4,222

Selected Financial Information
Average assets	$6,087	$4,034	$1,821
Depreciation and amortization	$174	$183	$190

Insurance
Net interest income	$211	$336	$271
Noninterest income	36,767	36,427	33,476
Noninterest expense	28,578	28,046	26,579
Income before income taxes	8,400	8,717	7,168
Income taxes	3,196	3,267	2,698
Insurance net income	$5,204	$5,450	$4,470

Selected Financial Information
Average assets	$59,810	$70,017	$68,448
Depreciation and amortization	$747	$801	$844

Consolidated
Net interest income	$387,533	$391,765	$405,336
Provision for loan losses, net	14,714	11,800	7,382
Noninterest income	173,943	173,149	173,142
Noninterest expense	407,298	401,662	409,005
Income before income taxes	139,464	151,452	162,091
Income taxes	31,053	35,414	38,529
Consolidated net income	$108,411	$116,038	$123,562

Selected Financial Information
Average assets	$12,938,020	$12,270,195	$12,028,030
Depreciation and amortization	$36,613	$37,056	$36,072

Note 22 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2016	2015
Assets:
Investment in banks	$1,566,186	$1,518,292
Other assets	16,756	17,339
Total Assets	$1,582,942	$1,535,631

Liabilities and Shareholders' Equity:
Accrued expense	$878	$718
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,520,208	1,473,057
Total Liabilities and Shareholders' Equity	$1,582,942	$1,535,631

Condensed Statements of Income	Years Ended December 31,
	2016	2015	2014
Revenue:
Dividends received from banks	$65,987	$64,752	$64,351
Earnings of subsidiaries over distributions	44,756	53,562	60,783
Other income	60	55	55
Total Revenue	110,803	118,369	125,189
Expense:
Other expense	2,392	2,331	1,627
Total Expense	2,392	2,331	1,627
Net Income	$108,411	$116,038	$123,562

Condensed Statements of Cash Flows	Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$108,411	$116,038	$123,562
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in investment in subsidiaries	(44,756)	(53,562)	(60,783)
Other	(739)	(761)	(2,158)
Net cash provided by operating activities	62,916	61,715	60,621

Financing Activities:
Cash dividends paid on common stock	(62,666)	(62,605)	(62,474)
Other common stock transactions, net	(857)	(211)	(1,502)
Net cash used in financing activities	(63,523)	(62,816)	(63,976)
Decrease in cash and cash equivalents	(607)	(1,101)	(3,355)
Cash and cash equivalents at beginning of year	17,320	18,421	21,776
Cash and cash equivalents at end of year	$16,713	$17,320	$18,421

Trustmark (parent company only) paid income taxes of approximately $24.8 million in 2016, $16.3 million in 2015 and $13.7 million in 2014.  During 2016, interest paid was $600 thousand compared to $837 thousand of interest paid in 2015 and no interest paid during 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2015, the Audit and Finance Committee of the Board of Directors of Trustmark completed a competitive process to review the appointment of Trustmark’s independent registered public accounting firm for the 2016 fiscal year.  As a result of this process and following careful deliberation, on December 16, 2015, the Audit and Finance Committee notified KPMG LLP (“KPMG”) that it had determined to dismiss KPMG as Trustmark’s independent registered public accounting firm, effective as of the date of the filing of the Annual Report on Form 10-K for the fiscal year ending December 31, 2015.  On December 21, 2015, based upon the recommendation of the Audit and Finance Committee, Trustmark retained Crowe Horwath LLP (“Crowe”) as Trustmark’s independent registered public accounting firm for the fiscal year ending December 31, 2016.

Neither of KPMG’s audit reports on Trustmark’s consolidated financial statements for the fiscal years ended December 31, 2015 and 2014 contained an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.  Neither of KPMG's audit reports on the effectiveness of internal control over financial reporting as of December 31, 2015 and 2014 contained an adverse opinion or disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.  During Trustmark’s fiscal years ended December 31, 2015 and 2014, (i) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter in connection with their reports on Trustmark’s consolidated financial statements for such years; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During Trustmark’s fiscal years ended December 31, 2015 and 2014, neither Trustmark, nor any party on behalf of Trustmark, consulted with Crowe with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on Trustmark’s consolidated financial statements, and no written report or oral advice was provided to Trustmark that Crowe concluded was an important factor considered by Trustmark in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event within the meaning set forth in Item 304(a)(1)(v)of Regulation S-K.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2016, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2016 was audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Register Public Accounting Form” included in Part II. Item 8. – Financial Statements and Supplementary Data – of this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2016 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	237,136	$—	1,230,368
Equity compensation plans not approved by security holders	—	—	—
Total	237,136	$—	1,230,368

(1)

This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.

(2)	Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)

This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan as of December 31, 2016, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of Crowe Horwath LLP and KPMG LLP, independent registered public accounting firms, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2016 Annual Report to Shareholders and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data – herein by reference:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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

ITEM. 16.	SUMMARY

None.

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

3-a	Articles of Incorporation of Trustmark, as restated April 28, 2016. Incorporated herein by reference to Exhibit 3.1 to Trustmark’s Form 8-K Current Report filed on May 2, 2016.

3-b	Amended and Restated Bylaws of Trustmark, as of April 28, 2016. Incorporated herein by reference to Exhibit 3.2 to Trustmark’s Form 8-K Current Report filed on May 2, 2016.

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

21	List of Subsidiaries.

23-a	Consent of Crowe Horwath LLP.

23-b	Consent of KPMG LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Label Linkbase Document

101.LAB	XBRL Presentation Linkbase Document

101.PRE	XBRL Definition Linkbase Document

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host
Gerard R. Host
President and Chief Executive Officer

DATE:	February 21, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 21, 2017	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 21, 2017	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 21, 2017	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE:	February 21, 2017	BY:	/s/ Daniel A. Grafton
Daniel A. Grafton, Director

DATE:	February 21, 2017	BY:	/s/ Louis E. Greer
Louis E. Greer, Treasurer, Principal Financial Officer
and Principal Accounting Officer

DATE:	February 21, 2017	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE:	February 21, 2017	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE:	February 21, 2017	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 21, 2017	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 21, 2017	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Chairman and Director

DATE:	February 21, 2017	BY:	/s/ Leroy G. Walker, Jr.
Leroy G. Walker, Jr., Director

DATE:	February 21, 2017	BY:	/s/ William G. Yates III
William G. Yates III, Director