Form 10-Q
period 2017-03-31
TRUSTMARK CORP
filed 2017-05-08
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 67,729,434 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Cash and due from banks (noninterest-bearing)	$379,590	$327,706
Federal funds sold and securities purchased under reverse repurchase agreements	500	500
Securities available for sale (at fair value)	2,365,554	2,356,682
Securities held to maturity (fair value: $1,154,415-2017; $1,157,046-2016)	1,156,067	1,158,643
Loans held for sale (LHFS)	174,090	175,927
Loans held for investment (LHFI)	8,004,657	7,851,213
Less allowance for loan losses, LHFI	72,445	71,265
Net LHFI	7,932,212	7,779,948
Acquired loans	218,242	272,247
Less allowance for loan losses, acquired loans	10,006	11,397
Net acquired loans	208,236	260,850
Net LHFI and acquired loans	8,140,448	8,040,798
Premises and equipment, net	183,311	184,987
Mortgage servicing rights	82,758	80,239
Goodwill	366,156	366,156
Identifiable intangible assets	19,117	20,680
Other real estate	55,968	62,051
Other assets	566,802	577,964
Total Assets	$13,490,361	$13,352,333

Liabilities
Deposits:
Noninterest-bearing	$3,209,727	$2,973,238
Interest-bearing	6,894,745	7,082,774
Total deposits	10,104,472	10,056,012
Federal funds purchased and securities sold under repurchase agreements	524,335	539,817
Short-term borrowings	864,690	769,778
Long-term FHLB advances	250,994	251,049
Junior subordinated debt securities	61,856	61,856
Other liabilities	146,053	153,613
Total Liabilities	11,952,400	11,832,125

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,729,434 shares - 2017; 67,628,618 shares - 2016	14,112	14,091
Capital surplus	365,951	366,563
Retained earnings	1,200,903	1,185,352
Accumulated other comprehensive loss, net of tax	(43,005)	(45,798)
Total Shareholders' Equity	1,537,961	1,520,208
Total Liabilities and Shareholders' Equity	$13,490,361	$13,352,333

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest Income
Interest and fees on LHFS & LHFI	$79,407	$72,286
Interest and fees on acquired loans	5,189	7,022
Interest on securities:
Taxable	19,197	20,086
Tax exempt	845	973
Interest on federal funds sold and securities purchased under reverse repurchase agreements	1	1
Other interest income	267	230
Total Interest Income	104,906	100,598
Interest Expense
Interest on deposits	3,945	3,038
Interest on federal funds purchased and securities sold under repurchase agreements	698	431
Other interest expense	2,673	2,389
Total Interest Expense	7,316	5,858
Net Interest Income	97,590	94,740
Provision for loan losses, LHFI	2,762	2,243
Provision for loan losses, acquired loans	(1,605)	1,309
Net Interest Income After Provision for Loan Losses	96,433	91,188
Noninterest Income
Service charges on deposit accounts	10,832	11,081
Bank card and other fees	6,500	6,918
Mortgage banking, net	10,185	8,699
Insurance commissions	9,212	8,593
Wealth management	7,413	7,407
Other, net	1,891	888
Security losses, net	—	(310)
Total Noninterest Income	46,033	43,276
Noninterest Expense
Salaries and employee benefits	57,302	57,201
Services and fees	15,332	14,475
Net occupancy - premises	6,238	6,188
Equipment expense	5,998	6,094
Other real estate expense	1,759	181
FDIC assessment expense	2,640	2,811
Other expense	12,788	11,994
Total Noninterest Expense	102,057	98,944
Income Before Income Taxes	40,409	35,520
Income taxes	9,161	8,517
Net Income	$31,248	$27,003

Earnings Per Share
Basic	$0.46	$0.40
Diluted	$0.46	$0.40

Dividends Per Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income per consolidated statements of income	$31,248	$27,003
Other comprehensive income, net of tax:
Unrealized gains on available for sale securities and transferred securities:
Unrealized holding gains arising during the period	1,411	21,825
Less: adjustment for net losses realized in net income	—	191
Change in net unrealized holding loss on securities transferred to held to maturity	761	1,682
Pension and other postretirement benefit plans:
Net change in prior service costs	39	38
Recognized net loss due to lump sum settlement	—	261
Change in net actuarial loss	486	545
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	35	(820)
Less: adjustment for loss realized in net income	61	99
Other comprehensive income, net of tax	2,793	23,821
Comprehensive income	$34,041	$50,824

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2017	2016
Balance, January 1,	$1,520,208	$1,473,057
Net income per consolidated statements of income	31,248	27,003
Other comprehensive income, net of tax	2,793	23,821
Common stock dividends paid	(15,697)	(15,640)
Common stock issued-net, long-term incentive plan	(1,543)	(799)
Excess tax expense from stock-based compensation arrangements	—	(147)
Compensation expense, long-term incentive plan	952	961
Balance, March 31,	$1,537,961	$1,508,256

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income per consolidated statements of income	$31,248	$27,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	1,157	3,552
Depreciation and amortization	9,031	8,721
Net amortization of securities	2,612	2,087
Securities losses, net	—	310
Gains on sales of loans, net	(3,550)	(2,591)
Deferred income tax provision	3,900	125
Proceeds from sales of loans held for sale	263,614	238,007
Purchases and originations of loans held for sale	(263,232)	(267,422)
Originations of mortgage servicing rights	(3,440)	(3,072)
Earnings on bank-owned life insurance	(1,227)	(1,226)
Net decrease (increase) in other assets	6,375	(3,511)
Net decrease in other liabilities	(6,693)	(7,185)
Other operating activities, net	90	7,730
Net cash provided by operating activities	39,885	2,528

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	43,854	72,168
Proceeds from maturities, prepayments and calls of securities available for sale	119,742	99,722
Proceeds from sales of securities available for sale	—	24,693
Purchases of securities held to maturity	(40,556)	(50,031)
Purchases of securities available for sale	(128,430)	(113,654)
Net proceeds from bank-owned life insurance	—	604
Net decrease in federal funds sold and securities purchased under reverse repurchase agreements	—	250
Net (increase) decrease in member bank stock	(144)	8,280
Net increase in loans	(102,573)	(153,989)
Purchases of premises and equipment	(6,319)	(2,814)
Proceeds from sales of premises and equipment	5,050	—
Proceeds from sales of other real estate	6,856	10,328
Purchases of software	(1,065)	(1,565)
Investments in tax credit and other partnerships	(17)	(46)
Net cash used in investing activities	(103,602)	(106,054)

Financing Activities
Net increase in deposits	48,460	45,413
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(15,482)	25,394
Net increase (decrease) in short-term borrowings	99,879	(65)
Payments on long-term FHLB advances	(16)	(30)
Common stock dividends	(15,697)	(15,640)
Shares withheld to pay taxes	(1,543)	(799)
Net cash provided by financing activities	115,601	54,273

Increase (decrease) in cash and cash equivalents	51,884	(49,253)
Cash and cash equivalents at beginning of period	327,706	277,751
Cash and cash equivalents at end of period	$379,590	$228,498

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 193 offices at March 31, 2017 in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2016 Annual Report on Form 10-K.

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

Note 2 – Business Combinations

On April 7, 2017, Trustmark Corporation completed its merger with RB Bancorporation.  RB Bancorporation, with assets of $201.2 million as of March 31, 2017, was the holding company for Reliance Bank, which had seven offices serving the Huntsville, Alabama metropolitan service area (MSA). Reliance Bank was merged into Trustmark National Bank simultaneously with the merger of Trustmark and RB Bancorporation. Under the terms of the Merger Agreement dated November 14, 2016, Trustmark paid $22.00 in cash for each share of RB Bancorporation common stock outstanding, which represented total consideration for RB Bancorporation common shareholders of approximately $23.7 million.

Trustmark will incur approximately $3.0 million of one-time expenses related to the merger with RB Bancorporation.  The estimated fair values of RB Bancorporation’s assets and liabilities are currently being determined and will be subject to refinement as additional information relative to the closing date fair values become available through the measurement period, which is not to exceed one year from the acquisition date of April 7, 2017.

The merger with RB Bancorporation was consistent with Trustmark’s strategic plan to selectively expand the Trustmark franchise and enhance the Trustmark franchise in north Alabama.

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2017 and December 31, 2016 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$53,700	$376	$(829)	$53,247	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	256	18	—	274	3,658	223	—	3,881
Obligations of states and political subdivisions	107,930	2,001	(36)	109,895	46,273	1,619	(12)	47,880
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,281	286	(900)	42,667	14,977	261	(66)	15,172
Issued by FNMA and FHLMC	738,408	1,877	(7,071)	733,214	118,733	264	(936)	118,061
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,205,842	5,353	(8,476)	1,202,719	771,296	2,961	(6,271)	767,986
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	223,338	1,197	(997)	223,538	201,130	1,420	(1,115)	201,435
Total	$2,372,755	$11,108	$(18,309)	$2,365,554	$1,156,067	$6,748	$(8,400)	$1,154,415

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$56,272	$416	$(925)	$55,763	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	257	19	—	276	3,647	355	—	4,002
Obligations of states and political subdivisions	113,541	1,945	(113)	115,373	46,303	1,476	(27)	47,752
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,222	340	(776)	42,786	15,478	280	(52)	15,706
Issued by FNMA and FHLMC	638,809	1,773	(9,498)	631,084	81,299	223	(1,084)	80,438
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,271,198	5,865	(9,112)	1,267,951	803,474	3,208	(6,519)	800,163
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	242,869	1,766	(1,186)	243,449	208,442	1,758	(1,215)	208,985
Total	$2,366,168	$12,124	$(21,610)	$2,356,682	$1,158,643	$7,300	$(8,897)	$1,157,046

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $23.0 million ($14.2 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at March 31, 2017 and December 31, 2016 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$6,941	$(102)	$34,020	$(727)	$40,961	$(829)
Obligations of states and political subdivisions	9,551	(44)	652	(4)	10,203	(48)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	42,618	(964)	212	(2)	42,830	(966)
Issued by FNMA and FHLMC	598,901	(8,006)	46	(1)	598,947	(8,007)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,067,305	(11,926)	72,596	(2,821)	1,139,901	(14,747)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	185,475	(2,111)	1,081	(1)	186,556	(2,112)
Total	$1,910,791	$(23,153)	$108,607	$(3,556)	$2,019,398	$(26,709)

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$9,420	$(142)	$33,248	$(783)	$42,668	$(925)
Obligations of states and political subdivisions	20,539	(135)	654	(5)	21,193	(140)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,615	(822)	222	(6)	43,837	(828)
Issued by FNMA and FHLMC	588,352	(10,582)	—	—	588,352	(10,582)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,127,501	(12,722)	76,196	(2,909)	1,203,697	(15,631)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	244,050	(2,311)	4,655	(90)	248,705	(2,401)
Total	$2,033,477	$(26,714)	$114,975	$(3,793)	$2,148,452	$(30,507)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2017.  There were no other-than-temporary impairments for the three months ended March 31, 2017 and 2016.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
Available for Sale	2017	2016
Proceeds from calls and sales of securities	$—	$24,693
Gross realized gains	—	32
Gross realized (losses)	—	(342)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security losses, net.

Securities Pledged

Securities with a carrying value of $1.990 billion and $1.999 billion at March 31, 2017 and December 31, 2016, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both March 31, 2017 and December 31, 2016, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2017, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,880	$32,032	$145	$145
Due after one year through five years	85,618	87,786	36,380	37,765
Due after five years through ten years	6,881	6,880	13,406	13,851
Due after ten years	37,507	36,718	—	—
	161,886	163,416	49,931	51,761
Mortgage-backed securities	2,210,869	2,202,138	1,106,136	1,102,654
Total	$2,372,755	$2,365,554	$1,156,067	$1,154,415

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At March 31, 2017 and December 31, 2016, LHFI consisted of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$859,927	$831,437
Secured by 1-4 family residential properties	1,656,837	1,660,043
Secured by nonfarm, nonresidential properties	2,064,352	2,034,176
Other real estate secured	399,636	318,148
Commercial and industrial loans	1,540,783	1,528,434
Consumer loans	166,314	170,562
State and other political subdivision loans	910,493	917,515
Other loans	406,315	390,898
LHFI (1)	8,004,657	7,851,213
Less allowance for loan losses, LHFI	72,445	71,265
Net LHFI	$7,932,212	$7,779,948

(1)

During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” to LHFI due to the discount on these loans being fully amortized.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2017, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At March 31, 2017 and December 31, 2016, the carrying amounts of nonaccrual LHFI were $61.3 million and $49.2 million, respectively.  Included in these amounts were $12.4 million and $14.4 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2017 and 2016.

The following table details nonaccrual LHFI by loan type at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$2,856	$3,323
Secured by 1-4 family residential properties	20,537	20,329
Secured by nonfarm, nonresidential properties	11,492	8,482
Other real estate secured	191	402
Commercial and industrial loans	25,410	15,824
Consumer loans	325	300
State and other political subdivision loans	—	—
Other loans	496	574
Total nonaccrual LHFI	$61,307	$49,234

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$504	$35	$217	$756	$2,856	$856,315	$859,927
Secured by 1-4 family residential properties	5,738	1,814	612	8,164	20,537	1,628,136	1,656,837
Secured by nonfarm, nonresidential properties	626	214	—	840	11,492	2,052,020	2,064,352
Other real estate secured	61	—	228	289	191	399,156	399,636
Commercial and industrial loans	813	51	12	876	25,410	1,514,497	1,540,783
Consumer loans	1,495	194	238	1,927	325	164,062	166,314
State and other political subdivision loans	—	—	—	—	—	910,493	910,493
Other loans	1	40	—	41	496	405,778	406,315
Total	$9,238	$2,348	$1,307	$12,893	$61,307	$7,930,457	$8,004,657
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$37	$54	$339	$3,323	$827,775	$831,437
Secured by 1-4 family residential properties	5,308	2,434	1,436	9,178	20,329	1,630,536	1,660,043
Secured by nonfarm, nonresidential properties	606	100	—	706	8,482	2,024,988	2,034,176
Other real estate secured	179	—	—	179	402	317,567	318,148
Commercial and industrial loans	571	213	—	784	15,824	1,511,826	1,528,434
Consumer loans	1,561	330	341	2,232	300	168,030	170,562
State and other political subdivision loans	1,035	—	—	1,035	—	916,480	917,515
Other loans	178	53	—	231	574	390,093	390,898
Total	$9,686	$3,167	$1,831	$14,684	$49,234	$7,787,295	$7,851,213
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

As of January 1, 2017, Trustmark modified its presentation of individually evaluated impaired LHFI in the accompanying notes to the consolidated financial statements to include all commercial nonaccrual LHFI of $500 thousand or more, which are specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Topic 310-10-50-20.  Previously, Trustmark presented all nonaccrual LHFI and LHFI classified as TDRs as impaired loans.  Nonaccrual LHFI includes both individually evaluated impaired LHFI as well as smaller balance homogeneous loans that are collectively evaluated for impairment.  As a result of this change in presentation, these smaller balance homogeneous nonaccrual LHFI are included within the LHFI collectively evaluated for impairment category.  All prior period information has been reclassified to conform to the current period presentation.

Trustmark’s individually evaluated impaired LHFI are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a LHFI that has been individually evaluated for impairment is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	March 31, 2017
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$4,977	$1,661	$336	$1,997	$111	$2,219
Secured by 1-4 family residential properties	6,351	203	4,589	4,792	1,357	4,720
Secured by nonfarm, nonresidential properties	11,512	6,438	2,753	9,191	852	7,705
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	23,343	13,130	9,877	23,007	1,562	18,338
Consumer loans	1	—	1	1	—	2
State and other political subdivision loans	—	—	—	—	—	—
Other loans	95	95	—	95	—	95
Total	$46,279	$21,527	$17,556	$39,083	$3,882	$33,079

	December 31, 2016
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$5,691	$2,260	$181	$2,441	$103	$2,943
Secured by 1-4 family residential properties	6,134	221	4,428	4,649	960	4,639
Secured by nonfarm, nonresidential properties	8,562	5,784	435	6,219	221	6,703
Other real estate secured	—	—	—	—	—	500
Commercial and industrial loans	14,593	11,461	2,208	13,669	1,976	14,258
Consumer loans	2	—	2	2	—	2
State and other political subdivision loans	—	—	—	—	—	—
Other loans	95	95	—	95	—	95
Total	$35,077	$19,821	$7,254	$27,075	$3,260	$29,140

Troubled Debt Restructurings

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At March 31, 2017 and December 31, 2016, Trustmark held $234 thousand and $269 thousand, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings totaled $107 thousand at March 31, 2017compared to $101 thousand at December 31, 2016.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At March 31, 2017 and 2016, LHFI classified as TDRs totaled $12.4 million and $9.2 million, respectively, and were comprised of credits with interest-only payments for an extended period of time which totaled $9.5 million and $5.7 million, respectively.  The remaining TDRs at March 31, 2017 and 2016 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $382 thousand and $1.7 million at March 31, 2017 and 2016, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  There were no specific charge-offs related to TDRs for the three months ended March 31, 2017 or 2016.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017			2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$341	$325	—	$—	$—
Loans secured by 1-4 family residential properties	7	334	338	2	71	71
Total	8	$675	$663	2	$71	$71

	Three Months Ended March 31,
	2017		2016
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	1	$—	1	$17
Commercial and industrial	2	—	—	—
Total	3	$—	1	$17

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

The following tables detail LHFI classified as TDRs by loan type at March 31, 2017 and 2016 ($ in thousands):

	March 31, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$642	$642
Secured by 1-4 family residential properties	—	3,070	3,070
Secured by nonfarm, nonresidential properties	—	841	841
Commercial and industrial loans	—	7,845	7,845
Consumer loans	—	1	1
Total TDRs	$—	$12,399	$12,399

	March 31, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$845	$845
Secured by 1-4 family residential properties	1,444	2,086	3,530
Secured by nonfarm, nonresidential properties	799	3,566	4,365
Commercial and industrial loans	—	448	448
Total TDRs	$2,243	$6,945	$9,188

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

In addition, a semi-annual review of significant development, commercial construction, multi-family and non-owner occupied projects is performed.  The review assesses each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information as applicable.  Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit Officer with a determination as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present LHFI by loan type and credit quality indicator at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$790,145	$—	$6,567	$463	$797,175
Secured by 1-4 family residential properties	129,742	219	6,610	210	136,781
Secured by nonfarm, nonresidential properties	2,012,125	9,172	41,597	760	2,063,654
Other real estate secured	388,398	9,938	680	—	399,016
Commercial and industrial loans	1,390,084	18,807	130,806	1,086	1,540,783
Consumer loans	—	—	—	—	—
State and other political subdivision loans	893,139	6,450	10,904	—	910,493
Other loans	399,144	—	2,609	347	402,100
Total	$6,002,777	$44,586	$199,773	$2,866	$6,250,002

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$62,185	$446	$—	$121	$62,752	$859,927
Secured by 1-4 family residential properties	1,495,639	6,638	612	17,167	1,520,056	1,656,837
Secured by nonfarm, nonresidential properties	698	—	—	—	698	2,064,352
Other real estate secured	620	—	—	—	620	399,636
Commercial and industrial loans	—	—	—	—	—	1,540,783
Consumer loans	164,063	1,689	238	324	166,314	166,314
State and other political subdivision loans	—	—	—	—	—	910,493
Other loans	4,175	40	—	—	4,215	406,315
Total	$1,727,380	$8,813	$850	$17,612	$1,754,655	$8,004,657

	December 31, 2016
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$752,318	$9,567	$8,086	$465	$770,436
Secured by 1-4 family residential properties	124,615	170	6,162	129	131,076
Secured by nonfarm, nonresidential properties	1,989,554	4,394	38,913	584	2,033,445
Other real estate secured	315,829	762	890	—	317,481
Commercial and industrial loans	1,386,155	7,095	134,199	985	1,528,434
Consumer loans	—	—	—	—	—
State and other political subdivision loans	899,935	6,450	11,130	—	917,515
Other loans	382,890	—	2,685	350	385,925
Total	$5,851,296	$28,438	$202,065	$2,513	$6,084,312

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,701	$188	$54	$58	$61,001	$831,437
Secured by 1-4 family residential properties	1,503,096	7,377	1,436	17,058	1,528,967	1,660,043
Secured by nonfarm, nonresidential properties	731	—	—	—	731	2,034,176
Other real estate secured	667	—	—	—	667	318,148
Commercial and industrial loans	—	—	—	—	—	1,528,434
Consumer loans	168,031	1,891	341	299	170,562	170,562
State and other political subdivision loans	—	—	—	—	—	917,515
Other loans	4,940	33	—	—	4,973	390,898
Total	$1,738,166	$9,489	$1,831	$17,415	$1,766,901	$7,851,213

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $31.1 million and $28.3 million at March 31, 2017 and December 31, 2016, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2017 or 2016.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$111	$8,415	$8,526
Secured by 1-4 family residential properties	1,357	9,430	10,787
Secured by nonfarm, nonresidential properties	852	21,056	21,908
Other real estate secured	—	3,139	3,139
Commercial and industrial loans	1,562	20,089	21,651
Consumer loans	—	3,192	3,192
State and other political subdivision loans	—	848	848
Other loans	—	2,394	2,394
Total allowance for loan losses, LHFI	$3,882	$68,563	$72,445

	December 31, 2016
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$103	$8,982	$9,085
Secured by 1-4 family residential properties	960	9,387	10,347
Secured by nonfarm, nonresidential properties	221	20,746	20,967
Other real estate secured	—	2,263	2,263
Commercial and industrial loans	1,976	20,035	22,011
Consumer loans	—	3,241	3,241
State and other political subdivision loans	—	859	859
Other loans	—	2,492	2,492
Total allowance for loan losses, LHFI	$3,260	$68,005	$71,265

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,997	$857,930	$859,927
Secured by 1-4 family residential properties	4,792	1,652,045	1,656,837
Secured by nonfarm, nonresidential properties	9,191	2,055,161	2,064,352
Other real estate secured	—	399,636	399,636
Commercial and industrial loans	23,007	1,517,776	1,540,783
Consumer loans	1	166,313	166,314
State and other political subdivision loans	—	910,493	910,493
Other loans	95	406,220	406,315
Total	$39,083	$7,965,574	$8,004,657

	December 31, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$2,441	$828,996	$831,437
Secured by 1-4 family residential properties	4,649	1,655,394	1,660,043
Secured by nonfarm, nonresidential properties	6,219	2,027,957	2,034,176
Other real estate secured	—	318,148	318,148
Commercial and industrial loans	13,669	1,514,765	1,528,434
Consumer loans	2	170,560	170,562
State and other political subdivision loans	—	917,515	917,515
Other loans	95	390,803	390,898
Total	$27,075	$7,824,138	$7,851,213

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$71,265	$67,619
Loans charged-off	(4,202)	(3,363)
Recoveries	2,620	3,169
Net charge-offs	(1,582)	(194)
Provision for loan losses, LHFI	2,762	2,243
Balance at end of period	$72,445	$69,668

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended March 31, 2017 and 2016 ($ in thousands):

	2017
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land	$9,085	$(58)	$303	$(804)	$8,526
Secured by 1-4 family residential properties	10,347	(241)	152	529	10,787
Secured by nonfarm, nonresidential properties	20,967	—	182	759	21,908
Other real estate secured	2,263	—	20	856	3,139
Commercial and industrial loans	22,011	(1,984)	488	1,136	21,651
Consumer loans	3,241	(745)	480	216	3,192
State and other political subdivision loans	859	—	—	(11)	848
Other loans	2,492	(1,174)	995	81	2,394
Total allowance for loan losses, LHFI	$71,265	$(4,202)	$2,620	$2,762	$72,445

	2016
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land loans	$11,587	$—	$492	$(1,937)	$10,142
Secured by 1-4 family residential properties	10,678	(692)	457	30	10,473
Secured by nonfarm, nonresidential properties	21,563	(27)	119	2,052	23,707
Other real estate secured	2,467	—	1	(395)	2,073
Commercial and industrial loans	15,815	(770)	123	2,481	17,649
Consumer loans	2,879	(484)	1,010	(601)	2,804
State and other political subdivision loans	809	—	—	7	816
Other loans	1,821	(1,390)	967	606	2,004
Total allowance for loan losses, LHFI	$67,619	$(3,363)	$3,169	$2,243	$69,668

Note 5 – Acquired Loans

The presentation of the acquired loans disclosures has been modified from prior filings to eliminate the segmentation of acquired noncovered loans and acquired covered loans due to the significantly reduced size of the acquired covered loan portfolio.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans other than loans secured by 1-4 family residential properties expired on June 30, 2016.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021. Effective July 1, 2016, all acquired covered loans excluding the acquired covered loans secured by 1-4 family residential properties were reclassified to acquired noncovered loans.  The revised presentation reflects total acquired loan information in the accompanying consolidated balance sheets and tables below.  All prior period information has been reclassified to conform to the current period presentation.

At March 31, 2017 and December 31, 2016, acquired loans consisted of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$17,651	$20,850
Secured by 1-4 family residential properties	54,721	69,540
Secured by nonfarm, nonresidential properties	92,075	103,820
Other real estate secured	16,275	19,010
Commercial and industrial loans	20,691	36,896
Consumer loans	2,664	3,365
Other loans	14,165	18,766
Acquired loans	218,242	272,247
Less allowance for loan losses, acquired loans	10,006	11,397
Net acquired loans	$208,236	$260,850

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2016	$310,762	$67,657
Accretion to interest income	18,405	40
Payments received, net	(111,522)	(24,953)
Other (2)	(134)	—
Less change in allowance for loan losses, acquired loans	596	(1)
Carrying value, net at December 31, 2016	218,107	42,743
Transfers (3)	—	(36,719)
Accretion to interest income	3,673	—
Payments received, net	(14,645)	(6,024)
Other (2)	(290)	—
Less change in allowance for loan losses, acquired loans	1,391	—
Carrying value, net at March 31, 2017	$208,236	$—

(1)

"Acquired Not ASC 310-30" loans consist of revolving credit agreements and commercial leases that are not in scope for FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."

(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(3)	During the first quarter of 2017, Trustmark transferred the remaining balance of the “Acquired Not ASC 310-30” loans to LHFI due to the discount on these loans being fully amortized.

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

	Three Months Ended March 31,
	2017	2016
Accretable yield at beginning of period	$(38,918)	$(52,672)
Accretion to interest income	3,673	5,230
(Additions)/disposals	(183)	1,067
Reclassification from nonaccretable difference (1)	(1,788)	(3,403)
Accretable yield at end of period	$(37,216)	$(49,778)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$11,397	$11,992
Provision for loan losses, acquired loans	(1,605)	1,309
Loans charged-off	—	(397)
Recoveries	214	631
Net recoveries	214	234
Balance at end of period	$10,006	$13,535

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

The tables below present the acquired loans by loan type and credit quality indicator at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$11,322	$93	$4,130	$522	$16,067
Secured by 1-4 family residential properties		12,649	52	3,573	52	16,326
Secured by nonfarm, nonresidential properties		73,125	—	18,389	515	92,029
Other real estate secured		12,775	—	2,536	544	15,855
Commercial and industrial loans		12,354	18	7,202	1,117	20,691
Consumer loans		—	—	—	—	—
Other loans		8,613	—	5,432	117	14,162
Total acquired loans		$130,838	$163	$41,262	$2,867	$175,130

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,469	$102	$13	$—	$1,584	$17,651
Secured by 1-4 family residential properties	36,509	1,500	386	—	38,395	54,721
Secured by nonfarm, nonresidential properties	46	—	—	—	46	92,075
Other real estate secured	420	—	—	—	420	16,275
Commercial and industrial loans	—	—	—	—	—	20,691
Consumer loans	2,603	58	3	—	2,664	2,664
Other loans	3	—	—	—	3	14,165
Total acquired loans	$41,050	$1,660	$402	$—	$43,112	$218,242

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$12,148	$99	$6,469	$322	$19,038
Secured by 1-4 family residential properties		14,552	61	4,066	69	18,748
Secured by nonfarm, nonresidential properties		83,271	435	19,553	511	103,770
Other real estate secured		15,344	—	2,673	565	18,582
Commercial and industrial loans		22,024	18	13,494	1,354	36,890
Consumer loans		—	—	—	—	—
Other loans		12,954	—	5,649	161	18,764
Total acquired loans		$160,293	$613	$51,904	$2,982	$215,792

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,801	$—	$11	$—	$1,812	$20,850
Secured by 1-4 family residential properties	48,695	1,364	709	24	50,792	69,540
Secured by nonfarm, nonresidential properties	50	—	—	—	50	103,820
Other real estate secured	428	—	—	—	428	19,010
Commercial and industrial loans	6	—	—	—	6	36,896
Consumer loans	3,250	51	64	—	3,365	3,365
Other loans	2	—	—	—	2	18,766
Total acquired loans	$54,232	$1,415	$784	$24	$56,455	$272,247

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At March 31, 2017 and December 31, 2016, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At March 31, 2017, there were no acquired loans not accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans as a result of the transfer of the remaining balance of the acquired loans not accounted for under FASB ASC Topic 310-30 to the LHFI portfolio during the first quarter of 2017.  Approximately $631 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans at December 31, 2016.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$102	$176	$1,513	$1,791	$—	$15,860	$17,651
Secured by 1-4 family residential properties	1,568	625	683	2,876	—	51,845	54,721
Secured by nonfarm, nonresidential properties	166	1,739	1,850	3,755	—	88,320	92,075
Other real estate secured	—	—	576	576	—	15,699	16,275
Commercial and industrial loans	18	—	5	23	—	20,668	20,691
Consumer loans	58	—	3	61	—	2,603	2,664
Other loans	—	—	—	—	—	14,165	14,165
Total acquired loans	$1,912	$2,540	$4,630	$9,082	$—	$209,160	$218,242

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$321	$100	$821	$1,242	$—	$19,608	$20,850
Secured by 1-4 family residential properties	1,495	412	1,057	2,964	41	66,535	69,540
Secured by nonfarm, nonresidential properties	1,658	38	343	2,039	328	101,453	103,820
Other real estate secured	769	—	1,445	2,214	—	16,796	19,010
Commercial and industrial loans	60	39	—	99	262	36,535	36,896
Consumer loans	51	—	64	115	—	3,250	3,365
Other loans	—	—	—	—	—	18,766	18,766
Total acquired loans	$4,354	$589	$3,730	$8,673	$631	$262,943	$272,247

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$80,239	$74,007
Origination of servicing assets	3,440	3,072
Change in fair value:
Due to market changes	1,466	(6,866)
Due to run-off	(2,387)	(2,005)
Balance at end of period	$82,758	$68,208

During the first three months of 2017 and 2016, Trustmark sold $260.1 million and $235.4 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $3.6 million for the first three months of 2017 compared to $2.6 million for the first three months of 2016.  The table below details the mortgage loans sold and serviced for others at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016
Federal National Mortgage Association	$4,033,540	$3,992,349
Government National Mortgage Association	2,307,321	2,291,398
Federal Home Loan Mortgage Corporation	53,377	55,006
Other	30,264	32,589
Total mortgage loans sold and serviced for others	$6,424,502	$6,371,342

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  Trustmark incurred $105 thousand of mortgage loan servicing putback expenses, included in other expense, during both the first three months of 2017 and 2016.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$1,130	$1,685
Provision for putback expenses	105	105
Gains (losses)	16	(5)
Balance at end of period	$1,251	$1,785

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

Note 7 – Other Real Estate

At March 31, 2017, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016 (1)
Balance at beginning of period	$62,051	$78,828
Additions	1,766	3,608
Disposals	(6,385)	(8,994)
Write-downs	(1,464)	(1,140)
Balance at end of period	$55,968	$72,302

Gain, net on the sale of other real estate included in other real estate expense	$470	$1,868

(1)	The changes and gains, net on other real estate for the three months ended March 31, 2016 include covered other real estate.

At March 31, 2017 and December 31, 2016, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Construction, land development and other land properties	$35,256	$36,871
1-4 family residential properties	6,818	7,926
Nonfarm, nonresidential properties	13,457	16,817
Other real estate properties	437	437
Total other real estate	$55,968	$62,051

At March 31, 2017 and December 31, 2016, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Alabama	$13,953	$15,989
Florida	21,577	22,582
Mississippi (1)	14,974	15,646
Tennessee (2)	4,706	6,183
Texas	758	1,651
Total other real estate	$55,968	$62,051

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 8 – Deposits

At March 31, 2017 and December 31, 2016, deposits consisted of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Noninterest-bearing demand	$3,209,727	$2,973,238
Interest-bearing demand	1,927,415	1,875,312
Savings	3,295,565	3,586,369
Time	1,671,765	1,621,093
Total	$10,104,472	$10,056,012

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $277.8 million and $284.4 million at March 31, 2017 and December 31, 2016, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of March 31, 2017, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$87,525	$75,795
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,691	51,212
Total securities sold under repurchase agreements	$139,216	$127,007

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark maintained a noncontributory tax-qualified defined benefit pension plan (Trustmark Capital Accumulation Plan, the “Plan”), in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  Benefit accruals under the Plan were frozen in 2009, with the exception of certain associates covered through plans obtained in acquisitions that were subsequently merged into the Plan.  Other than the associates covered through these acquired plans that were merged into the Plan, associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participate in the Plan retain their right to receive benefits that accrued before the Plan was frozen.

As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016. To satisfy commitments made by Trustmark to associates (collectively, the “Continuing Associates”) covered through acquired plans that were merged into the Plan, the Board also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Spin-Off Plan”), effective as of December 31, 2016, immediately prior to the termination of the Plan.

In order to terminate the Plan, in accordance with Internal Revenue Service (IRS) and Pension Benefit Guaranty Corporation requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so. The final distributions will be made from current plan assets and a one-time pension settlement expense will be recognized when paid by Trustmark during the second quarter of 2017.  Participants in the Plan will have a choice of receiving a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier, subject to certain exceptions. As a result of the termination of the Plan, each participant will become fully vested in his or her accrued benefits under the Plan.

The Board reserved the right to defer or revoke the termination of the Plan if circumstances change such that deferral or revocation would be warranted, but has no intent to do so at this time.

The following table presents information regarding the net periodic benefit cost for the Plan and the Spin-Off Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$63	$108
Interest cost	665	830
Expected return on plan assets	(108)	(1,022)
Recognized net loss due to lump sum settlements	—	423
Recognized net actuarial loss	565	661
Net periodic benefit cost	$1,185	$1,000

Since the Plan was terminated, there will be no additional contributions required in the future other than amounts necessary to facilitate the plan termination.  For the plan year ending December 31, 2017, Trustmark’s minimum required contribution to the Spin-Off Plan is expected to be zero; however, Management and the Board of Directors of Trustmark will monitor the Spin-Off Plan throughout 2017 to determine any additional funding requirements by the Spin-Off Plan’s measurement date, which is December 31.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The measurement date for the plan is December 31.  As a result of mergers prior to 2014, Trustmark became the administrator of small nonqualified supplemental retirement plans, for which the plan benefits were frozen prior to the respective merger date.

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$35	$74
Interest cost	561	546
Amortization of prior service cost	63	63
Recognized net actuarial loss	222	221
Net periodic benefit cost	$881	$904

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended March 31, 2017
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	237,136	322,056
Granted	58,406	88,224
Released from restriction	(62,601)	(83,862)
Forfeited	(2,947)	(734)
Nonvested shares, end of period	229,994	325,684

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Performance awards	$105	$100
Time-vested awards	848	861
Total compensation expense	$953	$961

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At March 31, 2017 and 2016, Trustmark had unused commitments to extend credit of $3.052 billion and $3.007 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2017 and 2016, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $109.2 million and $114.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2017 and 2016, the fair value of collateral held was $33.7 million and $30.0 million, respectively.

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

TNB has been named as a defendant in two separately filed but consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints alleged that the plaintiffs were vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs sought compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 9, 2015, the court granted TNB’s motion to add Mrs. Davis and Mr. W.K. Paine as cross-defendants.  Following a bench trial that concluded on January 20, 2016, the judge ordered the parties to enter into mandatory mediation.  On February 22, 2016, the mediator reported to the judge that the mediation had failed to resolve the matter.  On March 30, 2017, the parties agreed to the terms of a settlement of the consolidated lawsuits.  On May 4, 2017, the judge approved the settlement.  The judge has advised the parties that the lawsuits will be dismissed with prejudice when settlement funds have been disbursed in accordance with the terms of the settlement, which is expected to occur during the second quarter.  The terms of the settlement are not material to Trustmark’s results of operations or financial condition.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Basic shares	67,687	67,610
Dilutive shares	159	137
Diluted shares	67,846	67,747

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted-average antidilutive stock awards	43	—

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Income taxes paid	$778	$376
Interest expense paid on deposits and borrowings	7,190	4,986
Noncash transfers from loans to other real estate (1)	1,766	3,608

(1)	Includes transfers from covered loans to covered other real estate.

Trustmark adopted the amendments of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017.  ASU 2016-09 included amendments which affected the presentation of the accompanying consolidated statements of cash flows.  Specifically, ASU 2016-09 required that excess tax benefits from employee share-based payments to be classified as an operating activity along with other income tax cash flows, and required that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity.  Trustmark elected to present these changes on a retrospective basis in the accompanying consolidated statements of cash flows, which resulted in $147 thousand of excess tax expense from stock-based compensation arrangements being reclassified from financing activities to other operating activities, net and $799 thousand of withholding taxes paid for shares directly withheld being reclassified from other operating activities, net to financing activities for the three months ended March 31, 2016.  The adoption of ASU 2016-09 did not materially affect Trustmark’s consolidated financial statements.  For additional information regarding the amendments of ASU 2016-09 and the impact to Trustmark, see Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements.

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% at March 31, 2017 and 0.625% at December 31, 2016.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2017 and December 31, 2016 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,223,078	12.19%	5.750%	n/a
Trustmark National Bank	1,266,309	12.63%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,282,919	12.79%	7.250%	n/a
Trustmark National Bank	1,266,309	12.63%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,365,370	13.61%	9.250%	n/a
Trustmark National Bank	1,348,760	13.45%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,282,919	9.86%	4.00%	n/a
Trustmark National Bank	1,266,309	9.75%	4.00%	5.00%

At December 31, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,209,927	12.16%	5.125%	n/a
Trustmark National Bank	1,251,329	12.58%	5.125%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,269,660	12.76%	6.625%	n/a
Trustmark National Bank	1,251,329	12.58%	6.625%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,352,322	13.59%	8.625%	n/a
Trustmark National Bank	1,333,991	13.41%	8.625%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,269,660	9.90%	4.00%	n/a
Trustmark National Bank	1,251,329	9.77%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark did not repurchase any shares of its common stock during the three months ended March 31, 2017 or 2016.

Other Comprehensive Income and Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the three months ended March 31, 2017 and 2016 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in security losses, net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Unrealized holding gains arising during the period	$2,285	$(874)	$1,411	$35,343	$(13,518)	$21,825
Reclassification adjustment for net losses realized in net income	—	—	—	310	(119)	191
Change in net unrealized holding loss on securities transferred to held to maturity	1,232	(471)	761	2,724	(1,042)	1,682
Total securities available for sale and transferred securities	3,517	(1,345)	2,172	38,377	(14,679)	23,698
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39	62	(24)	38
Recognized net loss due to lump sum settlements	—	—	—	423	(162)	261
Change in net actuarial loss	787	(301)	486	882	(337)	545
Total pension and other postretirement benefit plans	850	(325)	525	1,367	(523)	844
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	57	(22)	35	(1,328)	508	(820)
Reclassification adjustment for loss realized in net income	99	(38)	61	160	(61)	99
Total cash flow hedge derivatives	156	(60)	96	(1,168)	447	(721)
Total other comprehensive income	$4,523	$(1,730)	$2,793	$38,576	$(14,755)	$23,821

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2017	$(20,800)	$(24,980)	$(18)	$(45,798)
Other comprehensive income before reclassification	2,172	—	35	2,207
Amounts reclassified from accumulated other comprehensive loss	—	525	61	586
Net other comprehensive income	2,172	525	96	2,793
Balance at March 31, 2017	$(18,628)	$(24,455)	$78	$(43,005)

Balance at January 1, 2016	$(17,394)	$(27,840)	$(160)	$(45,394)
Other comprehensive income (loss) before reclassification	23,507	—	(820)	22,687
Amounts reclassified from accumulated other comprehensive loss	191	844	99	1,134
Net other comprehensive income (loss)	23,698	844	(721)	23,821
Balance at March 31, 2016	$6,304	$(26,996)	$(881)	$(21,573)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$53,521	$—	$53,521	$—
Obligations of states and political subdivisions	109,895	—	109,895	—
Mortgage-backed securities	2,202,138	—	2,202,138	—
Securities available for sale	2,365,554	—	2,365,554	—
Loans held for sale	174,090	—	174,090	—
Mortgage servicing rights	82,758	—	—	82,758
Other assets - derivatives	4,230	521	1,564	2,145
Other liabilities - derivatives	3,676	909	2,767	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$56,039	$—	$56,039	$—
Obligations of states and political subdivisions	115,373	—	115,373	—
Mortgage-backed securities	2,185,270	—	2,185,270	—
Securities available for sale	2,356,682	—	2,356,682	—
Loans held for sale	175,927	—	175,927	—
Mortgage servicing rights	80,239	—	—	80,239
Other assets - derivatives	2,518	(524)	2,041	1,001
Other liabilities - derivatives	412	1,174	(762)	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(921)	1,955
Additions	3,440	—
Sales	—	(811)
Balance, March 31, 2017	$82,758	$2,145

The amount of total gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2017	$1,466	$342

Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(8,871)	3,097
Additions	3,072	—
Sales	—	(926)
Balance, March 31, 2016	$68,208	$3,284

The amount of total (losses) gains for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2016	$(6,866)	$398

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2017, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2017, Trustmark had outstanding balances of $39.1 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $27.1 million at December 31, 2016.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is carried at the lower of cost or estimated fair value.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Foreclosed assets of $10.3 million were remeasured during the first three months of 2017, requiring write-downs of $1.5 million to reach their current fair values compared to $12.2 million of foreclosed assets that were remeasured during the first three months of 2016, requiring write-downs of $1.1 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 19 – Fair Value included in Item 8 of Trustmark’s Annual Report on Form 10-K for the year ended December 31, 2016.

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 and December 31, 2016, are as follows ($ in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$380,090	$380,090	$328,206	$328,206
Securities held to maturity	1,156,067	1,154,415	1,158,643	1,157,046
Level 3 Inputs:
Net LHFI	7,932,212	8,001,968	7,779,948	7,825,009
Net acquired loans	208,236	208,236	260,850	260,850

Financial Liabilities:
Level 2 Inputs:
Deposits	10,104,472	10,105,262	10,056,012	10,059,794
Short-term liabilities	1,389,025	1,389,025	1,309,595	1,309,595
Long-term FHLB advances	250,994	250,994	251,049	251,050
Junior subordinated debt securities	61,856	43,299	61,856	41,057

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at March 31, 2017 and December 31, 2016.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2017 and 2016, a net gain of $3.6 million and $2.8 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2017 and 2016 included $1.1 million and $867 thousand, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $38.9 million and $43.9 million at March 31, 2017 and December 31, 2016, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016
Fair value of LHFS	$135,170	$132,002
LHFS contractual principal outstanding	131,632	132,047
Fair value less unpaid principal	$3,538	$(45)

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the three months ended March 31, 2017 and 2016.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $78 thousand at March 31, 2017 compared to an accumulated net after-tax loss of $17 thousand December 31, 2016.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $178 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $285.5 million at March 31, 2017 compared to $262.0 million at December 31, 2016.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $2.8 million and $413 thousand for the three months ended March 31, 2017 and 2016, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $231.0 million at March 31, 2017, with a negative valuation adjustment of $1.2 million, compared to $195.0 million, with a positive valuation adjustment of $2.8 million, at December 31, 2016.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $143.5 million at March 31, 2017, with a positive valuation adjustment of $2.1 million, compared to $97.9 million, with a positive valuation adjustment of $1.0 million, as of December 31, 2016.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $336.7 million related to this program, compared to $340.2 million as of December 31, 2016.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of March 31, 2017 and December 31, 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $711 thousand and $1.2 million, respectively.  As of March 31, 2017, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both March 31, 2017 and December 31, 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.1 million and $14.2 million, respectively.  At March 31, 2017, Trustmark had entered into five risk participation agreements as a guarantor with an aggregate notional amount of $27.9 million compared to five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2017 and December 31, 2016.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of March 31, 2017 and December 31, 2016 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2017	December 31, 2016
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$127	$(28)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$299	$(626)
Exchange traded purchased options included in other assets	222	102
OTC written options (rate locks) included in other assets	2,145	1,001
Interest rate swaps included in other assets	1,431	2,060
Credit risk participation agreements included in other assets	6	9
Forward contracts included in other liabilities	1,175	(2,838)
Exchange traded written options included in other liabilities	909	1,174
Interest rate swaps included in other liabilities	1,584	2,065
Credit risk participation agreements included in other liabilities	8	11

	Three Months Ended March 31,
	2017	2016
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(99)	$(160)

Derivatives not designated as hedging instruments
Amount of (loss) gain recognized in mortgage banking, net	$(1,544)	$7,139
Amount of loss recognized in bank card and other fees	(28)	(58)

The following table discloses the amount included in other comprehensive income, net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income, net of tax	$35	$(820)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,558	$—	$1,558	$(182)	$—	$1,376

Offsetting of Derivative Liabilities
As of March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,584	$—	$1,584	$(182)	$(100)	$1,302

Offsetting of Derivative Assets
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,032	$—	$2,032	$(499)	$—	$1,533

Offsetting of Derivative Liabilities
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,065	$—	$2,065	$(499)	$(937)	$629

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For a complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2016 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s operating segments during the periods presented.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
General Banking
Net interest income	$97,411	$94,442
Provision for loan losses, net	1,157	3,552
Noninterest income	29,440	27,394
Noninterest expense	87,357	85,893
Income before income taxes	38,337	32,391
Income taxes	8,369	7,319
General banking net income	$29,968	$25,072

Selected Financial Information
Total assets	$13,417,229	$12,701,364
Depreciation and amortization	$8,836	$8,485

Wealth Management
Net interest income	$129	$245
Noninterest income	7,377	7,288
Noninterest expense	7,201	5,891
Income before income taxes	305	1,642
Income taxes	116	628
Wealth management net income	$189	$1,014

Selected Financial Information
Total assets	$7,279	$7,329
Depreciation and amortization	$37	$44

Insurance
Net interest income	$50	$53
Noninterest income	9,216	8,594
Noninterest expense	7,499	7,160
Income before income taxes	1,767	1,487
Income taxes	676	570
Insurance net income	$1,091	$917

Selected Financial Information
Total assets	$65,853	$66,503
Depreciation and amortization	$158	$192

Consolidated
Net interest income	$97,590	$94,740
Provision for loan losses, net	1,157	3,552
Noninterest income	46,033	43,276
Noninterest expense	102,057	98,944
Income before income taxes	40,409	35,520
Income taxes	9,161	8,517
Consolidated net income	$31,248	$27,003

Selected Financial Information
Total assets	$13,490,361	$12,775,196
Depreciation and amortization	$9,031	$8,721

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. As of March 31, 2017, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-08 is not expected to have a material impact Trustmark’s consolidated financial statements.

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Issued in March 2017, ASU 2017-07 is designed to improve guidance related to the presentation of defined benefit costs in the income statement.  In particular, ASU No. 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  If a separate line item or items are used to present the other components of net benefit cost, then that line item or items must be appropriately described. However, if a separate line item or items are not used, then the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable.  The amendments of ASU 2017-07 become effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2017-07 is not expected to have a material impact Trustmark’s consolidated financial statements.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 is effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019.  Based on Trustmark’s annual goodwill impairment test performed as of October 1, 2016, the fair value of its reporting units exceeded the carrying value and, therefore, the related goodwill was not impaired.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-04 is not expected to have a material impact Trustmark’s consolidated financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which determines whether goodwill should be recorded or not. The amendments in ASU No. 2017-01 provide a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  If, however, the screen is not met, then the amendments in ASU 07-01 require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements.  The revised definition will result in more transactions being recorded as asset acquisitions or dispositions as opposed to business acquisitions or dispositions.  The amendments of ASU 2017-01 are effective for interim and annual periods beginning after December 15, 2017.  Management is currently evaluating the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2017-01 is not expected to have a material impact Trustmark’s consolidated financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments of ASU 2016-15 provide guidance on eight specific cash flow: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments of ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017.  Trustmark plans to adopt the amendments of ASU 2016-15 during the first quarter of 2018.  Management has evaluated the amendments of ASU 2016-15 and does not believe that adoption of this ASU will impact Trustmark’s existing presentation of the applicable cash receipts and cash payments on its consolidated statements of cash flows.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark plans to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Trustmark has established a steering committee which includes the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.  The steering committee is currently evaluating various third-party vendors to determine the most appropriate product for Trustmark and the level of assistance that will be required for implementation.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions.  The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows.  The amendments of ASU 2016-09 became effective for Trustmark on January 1, 2017 and did not have a material impact on Trustmark’s consolidated financial statements.  Trustmark has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur.  Changes as required by the amendments of ASU 2016-09 are presented in the accompanying consolidated statements of cash flows.

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

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Trustmark plans to adopt the amendments of ASU 2016-01 during the first quarter of 2018.  Management has evaluated the impact this ASU will have on Trustmark’s consolidated financial statements.  Through this evaluation, Management has determined that the principal areas impacted by the amendments of ASU 2016-01 will be Trustmark’s investment in member bank stock, which are equity securities that do not have readily determinable fair values, and various fair value related disclosures.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock” included in Item 8 of Trustmark’s Annual Report on Form 10-K for information regarding Trustmark’s investment in member bank stock.  The adoption of ASU 2016-01 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2017, TNB had total assets of $13.486 billion, which represented approximately 99.97% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 193 offices and 2,799 full-time equivalent associates (measured at March 31, 2017) located in the states of Alabama (primarily in the central and southern regions of that state, which are collectively referred to herein as Trustmark’s Alabama market), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $143.6 million for the three months ended March 31, 2017, an increase of 4.1% when compared to the same time period in 2016.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the loans held for investment (LHFI) portfolio, which increased $153.4 million, or 2.0%, during the first quarter of 2017.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $116.7 million, or 1.5%, during the first three months of 2017.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  On April 7, 2017, Trustmark completed its previously announced merger with RB Bancorporation.  RB Bancorporation, with assets of $201.2 million as of March 31, 2017, was the holding company for Reliance Bank (Reliance), which had seven offices serving the Huntsville, Alabama metropolitan service area in northern Alabama.  Reliance was merged into TNB simultaneously with the merger of Trustmark and RB Bancorporation.  Under the terms of the merger agreement dated November 14, 2016, Trustmark paid $22.00 in cash for each share of RB Bancorporation common stock outstanding, which represented total consideration for RB Bancorporation common shareholders of approximately $23.7 million.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2017, to shareholders of record on June 1, 2017.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement in the first three months of 2017; however, economic concerns remain as a result of the cumulative weight of continued soft labor markets in the United States, volatility in crude oil prices and slowing growth in markets in Western Europe, Japan, China, Russia and other emerging markets, combined with uncertainty regarding the pace of further tightening of monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the recent presidential election.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the April 2017 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest to moderate pace during the reporting period, and noted increased manufacturing, mixed reports on residential construction and sales as well as improved conditions in the energy industry, improvements in labor markets, and increased loan volumes.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting improved sales and positive outlooks for the near term.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace with optimistic outlooks for the first half of 2017, labor markets remained tight and wage growth was stable, and manufacturing activity increased.  The Federal Reserve’s Sixth District also reported that sales of residential real estate was flat while new home construction increased, and commercial real estate demand continued to improve, but cautioned that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported modest expansion in economic conditions, moderate growth in employment and wages, improvements in residential construction activity, strengthening banking and credit conditions and increased loan demand with moderate growth noted across all lending categories.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded moderately, loan demand increased and loan performance improved, and noted improvements in manufacturing activity and demand for non-financial services as well as growth in housing demand and commercial leasing activity despite continued weakness in leasing activity in Houston.  The Federal Reserve’s Eleventh District also reported drilling activity and demand for oil field services improved substantially during the period and oil and gas activity surge and outlooks for 2017 were more optimistic; however, concern remains over expected volatility and the sustainability of the accelerating pace of oil and gas activity.

The FRB increased the target range for the federal funds rate in December 2016 and again in March 2017, and indicated that it may further increase rates during 2017, depending on economic conditions.  It is not possible to predict the timing or amount of any such additional increases.  Low interest rates will continue to place pressure on net interest margins for Trustmark (as well as its competitors), as any increases in interest rates will place competitive pressures on the deposit cost of funds.

Financial Highlights

Trustmark reported net income of $31.2 million, or basic and diluted earnings per share (EPS) of $0.46, in the first quarter of 2017, compared to $27.0 million, or basic and diluted EPS of $0.40, in the first quarter of 2016.  The increase in net income when the first quarter of 2017 is compared to the same time period in 2016 was principally due to the increase in total revenue partially offset by an increase in noninterest expense.  Trustmark’s performance during the quarter ended March 31, 2017 produced a return on average tangible equity of 11.39%, a return on average assets of 0.95%, an average equity to average assets ratio of 11.47% and a dividend payout ratio of 50.00%, compared to a return on average tangible equity of 10.26%, a return on average assets of 0.85%, an average equity to average assets ratio of 11.73% and a dividend payout ratio of 57.50% during the quarter ended March 31, 2016.

Revenue, which is defined as net interest income plus noninterest income, totaled $143.6 million for the quarter ended March 31, 2017 compared to $138.0 million for the quarter ended March 31, 2016, an increase of $5.6 million, or 4.1%.  The increase in total revenue for the first quarter of 2017 was principally the result of increases in interest and fees on loans held for sale (LHFS) and LHFI and noninterest income, partially offset by a decline in interest and fees on acquired loans and an increase in total interest expense.

Interest and fees on LHFS and LHFI increased $7.1 million, or 9.9%, when the first quarter of 2017 is compared to the same time period in 2016, primarily due to an increase in the LHFI portfolio.  LHFI totaled $8.005 billion at March 31, 2017, an increase of $736.6 million, or 10.1%, when compared to March 31, 2016, as a result of net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of other loans.  Total noninterest income increased $2.8 million, or 6.4%, when the first quarter of 2017 is compared to the same time period in 2016, primarily due to increases in mortgage banking, net and other income, net.  Mortgage banking, net increased $1.5 million, or 17.1%, when the first three months of 2017 is compared to the same time period in 2016, principally due to a higher net positive hedge ineffectiveness and an increase in gain on sale of loans, net partially offset by a decline in the net positive mortgage valuation adjustment.  Other income, net increased $1.0 million when the first quarter of 2017 is compared to the first quarter of 2016, primarily due to gains earned on sales of premises and equipment during the period.  Interest and fees on acquired loans decreased $1.8 million, or 26.1%, when the first quarter of 2017 is compared to the same time period in 2016, in accordance with previously disclosed expectations.  This was primarily due to a $1.6 million decline in accretion income as acquired loans have continued to pay down as anticipated.  Interest expense for the three months ended March 31, 2017 increased $1.5 million, or 24.9%, when compared to the same time period in 2016 principally due to increased interest expense on deposits.  Interest expense on deposits increased $907 thousand, or 29.9%, when the first three months of 2017 is compared to the same time period in 2016, principally due to increases in average balances of and rates on interest checking and money market deposit accounts as well as higher rates on consumer certificates of deposit.

Trustmark’s provision for loan losses, LHFI for the three months ended March 31, 2017 totaled $2.8 million, an increase of $519 thousand, or 23.1%, when compared to a provision for loan losses, LHFI of $2.2 million for the three months ended March 31, 2016.  The increase in the provision for loan losses, LHFI when the first quarter of 2017 is compared to the same time period in 2016 was primarily due to additional reserves required for the $36.7 million of acquired loans reclassified to LHFI and to other loan growth.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended March 31, 2017 totaled a negative $1.6 million, a decrease of $2.9 million when compared to a positive provision of $1.3 million for the three months ended March 31, 2016.  The decrease in the provision for loan losses, acquired loans for the first quarter of 2017 when compared to the first quarter of 2016 was principally due to $1.7 million of excess reserves released during the quarter, primarily related to loans acquired from BancTrust, as well as changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $1.2 million for the first quarter of 2017, a decrease of $2.4 million, or 67.4%, when compared to the same time period in 2016.

At March 31, 2017, nonperforming assets, excluding acquired loans, totaled $117.3 million, an increase of $6.0 million, or 5.4%, compared to December 31, 2016, primarily due to an increase in nonaccrual LHFI partially offset by a decline in other real estate.  Total nonaccrual LHFI were $61.3 million at March 31, 2017, representing an increase of $12.1 million, or 24.5%, relative to December 31, 2016, principally due to one large substandard energy credit moving to nonaccrual status during the first three months of 2017.  Other real estate declined $6.1 million, or 9.8%, during the first three months of 2017 primarily due to properties sold in all five of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Florida, Mississippi and Alabama market regions partially offset by properties foreclosed in the Mississippi, Tennessee and Alabama market regions.

LHFI totaled $8.005 billion at March 31, 2017, an increase of $153.4 million, or 2.0%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $116.7 million, or 1.5%, during the first three months of 2017.  The increase in LHFI, excluding the reclassified acquired loans, during the first three months of 2017 represented net growth in Trustmark’s Alabama, Florida and Tennessee market regions, primarily in loans secured by real estate and other loans.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

While both classified and criticized LHFI balances remain at low levels and continue to reflect strong credit quality, classified LHFI declined slightly and criticized LHFI increased during the first quarter of 2017.  As of March 31, 2017, classified LHFI balances declined $2.6 million, or 1.1%, while criticized LHFI balances increased $13.6 million, or 5.3%, when compared to balances at December 31, 2016.  The increase in the volume of criticized LHFI during the first three months of 2017 was primarily due to downgrades of two credits in the Texas market region.  Both classified and criticized LHFI increased when compared to balances one year ago.  As of March 31, 2017, classified LHFI balances increased $46.2 million, or 26.1%, while criticized LHFI balances increased $80.9 million, or 43.3%, when compared to balances at March 31, 2016.  The increase in the volume of classified and criticized LHFI was primarily a result of downgrades to several commercial and industrial credits in the Texas and Mississippi market regions during the second half of 2016.  The downgrades were primarily energy-related credits identified during Trustmark’s ongoing quarterly assessment of its energy portfolio and have been reserved for appropriately.

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

Total deposits were $10.104 billion at March 31, 2017, an increase of $48.5 million, or 0.5% compared to December 31, 2016.  During the first three months of 2017, noninterest-bearing deposits increased $236.5 million, or 8.0%, primarily due to growth in all categories of demand deposit accounts, while interest-bearing deposits decreased $188.0 million, or 2.7%, primarily due to declines in public interest checking accounts partially offset by growth in savings deposits and certificates of deposit.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Other short-term borrowings totaled $1.389 billion at March 31, 2017, an increase of $79.4 million, or 6.1%, when compared to December 31, 2016 as a result of the increase in earning assets, principally LHFI, out-pacing the growth in deposits.  The increase in other short-term borrowings was principally due to a $100.0 million increase in outstanding short-term FHLB advances with the FHLB of Dallas partially offset by a $29.4 million decline in upstream federal funds purchased as Trustmark continues to utilize these funding sources to fund the difference between loan and deposit growth.

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K.

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Income
Total interest income	$104,906	$100,598
Total interest expense	7,316	5,858
Net interest income	97,590	94,740
Provision for loan losses, LHFI	2,762	2,243
Provision for loan losses, acquired loans	(1,605)	1,309
Noninterest income	46,033	43,276
Noninterest expense	102,057	98,944
Income before income taxes	40,409	35,520
Income taxes	9,161	8,517
Net Income	$31,248	$27,003

Revenue (1)
Total revenue	$143,623	$138,016

Per Share Data
Basic earnings per share	$0.46	$0.40
Diluted earnings per share	0.46	0.40
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	8.27%	7.27%
Return on average tangible equity	11.39%	10.26%
Return on average assets	0.95%	0.85%
Average equity/average assets	11.47%	11.73%
Net interest margin (fully taxable equivalent)	3.49%	3.54%
Dividend payout ratio	50.00%	57.50%

Credit Quality Ratios (2)
Net charge-offs/average loans	0.08%	0.01%
Provision for loan losses/average loans	0.14%	0.12%
Nonperforming loans/total loans (incl LHFS*)	0.75%	0.95%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.42%	1.89%
Allowance for loan losses/total loans (excl LHFS*)	0.91%	0.96%

March 31,	2017	2016
Consolidated Balance Sheets
Total assets	$13,490,361	$12,775,196
Securities	3,521,621	3,536,323
Total loans (including LHFS* and acquired loans)	8,396,989	7,823,805
Deposits	10,104,472	9,633,643
Total shareholders' equity	1,537,961	1,508,256

Stock Performance
Market value - close	$31.79	$23.03
Book value	22.71	22.30
Tangible book value	17.02	16.50

Capital Ratios
Total equity/total assets	11.40%	11.81%
Tangible equity/tangible assets	8.80%	9.01%
Tangible equity/risk-weighted assets	11.49%	11.84%
Tier 1 leverage ratio	9.86%	9.93%
Common equity tier 1 risk-based capital ratio	12.19%	12.41%
Tier 1 risk-based capital ratio	12.79%	13.04%
Total risk-based capital ratio	13.61%	13.92%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2017	2016
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,533,098	$1,494,684
Less: Goodwill		(366,156)	(366,156)
Identifiable intangible assets		(19,950)	(26,709)
Total average tangible equity		$1,146,992	$1,101,819

PERIOD END BALANCES
Total shareholders' equity		$1,537,961	$1,508,256
Less: Goodwill		(366,156)	(366,156)
Identifiable intangible assets		(19,117)	(25,751)
Total tangible equity	(a)	$1,152,688	$1,116,349

TANGIBLE ASSETS
Total assets		$13,490,361	$12,775,196
Less: Goodwill		(366,156)	(366,156)
Identifiable intangible assets		(19,117)	(25,751)
Total tangible assets	(b)	$13,105,088	$12,383,289
Risk-weighted assets	(c)	$10,031,410	$9,431,021

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$31,248	$27,003
Plus: Intangible amortization net of tax		966	1,109
Net income adjusted for intangible amortization		$32,214	$28,112
Period end shares outstanding	(d)	67,729,434	67,639,832

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.39%	10.26%
Tangible equity/tangible assets	(a)/(b)	8.80%	9.01%
Tangible equity/risk-weighted assets	(a)/(c)	11.49%	11.84%
Tangible book value	(a)/(d)*1,000	$17.02	$16.50

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,537,961	$1,508,256
AOCI-related adjustments		43,005	21,573
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(347,085)	(348,515)
Other adjustments and deductions for CET1 (2)		(10,803)	(10,861)
CET1 capital	(e)	1,223,078	1,170,453
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		(159)	(434)
Additional tier 1 capital		59,841	59,566
Tier 1 Capital		$1,282,919	$1,230,019

Common equity tier 1 risk-based capital ratio	(e)/(c)	12.19%	12.41%

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

Net interest income-FTE for the three months ended March 31, 2017 increased $3.2 million, or 3.2%, when compared with the same time period in 2016.  The net interest margin for the three months ended March 31, 2017 decreased 5 basis points to 3.49% when compared to the same time period in 2016.  The decrease in the net interest margin for the three months ended March 31, 2017 reflected the prolonged low interest rate environment in the United States, and was primarily the result of increases in the cost of interest-bearing deposits and federal funds purchased and securities sold under repurchase agreements and a decrease in the yield on taxable securities.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three months ended March 31, 2017 was 3.38%, a decrease of 2 basis points when compared to the same time period in 2016, due to the factors discussed above.

Average interest-earning assets for the first three months of 2017 were $11.903 billion compared to $11.287 billion for the same time period in 2016, an increase of $615.8 million, or 5.5%.  The growth in average earning assets during the first three months of 2017 was primarily due to an increase in average loans (LHFS and LHFI) of $728.1 million, or 9.9%, partially offset by a decrease in average acquired loans of $128.0 million, or 33.8%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $736.6 million, or 10.1%, increase in the LHFI portfolio when balances at March 31, 2017 are compared to balances at March 31, 2016.  This increase represented net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio, with the exception of other loans.  The decline in average acquired loans was primarily attributable to pay-offs of acquired loans, principally related to the BancTrust merger, as well as the reclassification of $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI during the first quarter of 2017 due to the discount on these loans being fully amortized.

During the first three months of 2017, interest and fees on LHFS and LHFI-FTE increased $7.6 million, or 9.9%, when compared to the same time period in 2016, due to growth in LHFI, while the yield on loans (LHFS and LHFI) increased 4 basis points to 4.21% as a result of increases in interest rates during the period.  During the first three months of 2017, interest and fees on acquired loans decreased $1.8 million, or 26.1%, compared to the same time period in 2016, due to declines in accretion income as acquired loans continue to pay-down as anticipated.  The yield on acquired loans for the first three months of 2017 increased to 8.40% compared to 7.46% during the first three months of 2016.  As a result of these factors, interest income-FTE increased $4.7 million, or 4.4%, when the first three months of 2017 is compared to the same time period in 2016, while the yield on total earning assets remained stable at 3.74%.

Average interest-bearing liabilities for the first three months of 2017 totaled $8.652 billion compared to $8.276 billion for the same time period in 2016, an increase of $375.2 million, or 4.5%.  The increase in average interest-bearing liabilities was principally due to increases in average interest-bearing deposits and average other borrowings.  Average interest-bearing deposits for the first three months of 2017 increased $219.3 million, or 3.3%, when compared to the same time period in 2016 principally due to growth in average interest-bearing demand deposits as a result of increases in interest rates.  Average other borrowings increased $174.1 million, or 17.0%, when the first three months of 2017 is compared to the first three months of 2016, primarily reflecting the increased balance of short-term FHLB advances obtained from the FHLB of Dallas, partially offset by the decrease in long-term FHLB advances as well as the maturity and pay-off of the $50.0 million subordinated notes, during December of 2016.  Average long-term FHLB advances decreased $250.1 million, or 49.9%, when the first three months of 2017 is compared to the same time period in 2016, principally due to the $500.0 million FHLB advance with the FHLB of Dallas that was reclassified from long-term to short-term in December 2016 partially offset by the $250.0 million long-term FHLB advance obtained from the FHLB of Dallas during May 2016.

Total interest expense for the first three months of 2017 increased $1.5 million, or 24.9%, when compared with the same time period in 2016 principally due to the increase in interest on deposits.  Interest on deposits for the first three months of 2017 increased $907 thousand, or 29.9%, when compared to the same time period in 2016 principally due to increases in average balances of and rates on interest checking and money market deposit accounts as well as higher rates on consumer certificates of deposit.  The rate on deposits increased 5 basis points to 0.23% for the first three months of 2017 compared to 0.18% for the same time period in 2016.  During the first three months of 2017, interest expense on federal funds purchased and securities sold under repurchase agreements increased $267 thousand, or 61.9%, while the rate on federal funds purchased and securities sold under repurchase agreements increased 23 basis points to 0.57% when compared to the first three months of 2016 reflecting the increase in the target range for the federal funds rate by the FRB.  As a result of these factors, the overall yield on interest-bearing liabilities increased 6 basis points to 0.34% when the first three months of 2017 is compared with the first three months of 2016.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017			2016

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$397	$1	1.02%	$382	$1	1.05%
Securities - taxable	3,376,854	19,197	2.31%	3,353,913	20,086	2.41%
Securities - nontaxable	121,531	1,300	4.34%	141,685	1,497	4.25%
Loans (LHFS and LHFI)	8,074,449	83,790	4.21%	7,346,333	76,235	4.17%
Acquired loans	250,482	5,189	8.40%	378,435	7,022	7.46%
Other earning assets	79,515	267	1.36%	66,702	230	1.39%
Total interest-earning assets	11,903,228	109,744	3.74%	11,287,450	105,071	3.74%
Cash and due from banks	310,542			281,912
Other assets	1,235,469			1,253,282
Allowance for loan losses, net	(83,394)			(81,138)
Total Assets	$13,365,845			$12,741,506

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$6,951,805	3,945	0.23%	$6,732,535	3,038	0.18%
Federal funds purchased and securities sold under repurchase agreements	498,963	698	0.57%	517,180	431	0.34%
Other borrowings	1,200,737	2,673	0.90%	1,026,588	2,389	0.94%
Total interest-bearing liabilities	8,651,505	7,316	0.34%	8,276,303	5,858	0.28%
Noninterest-bearing demand deposits	3,008,176			2,836,283
Other liabilities	173,066			134,236
Shareholders' equity	1,533,098			1,494,684
Total Liabilities and Shareholders' Equity	$13,365,845			$12,741,506
Net Interest Margin		102,428	3.49%		99,213	3.54%

Less tax equivalent adjustment		4,838			4,473

Net Interest Margin per Consolidated Statements of Income		$97,590			$94,740

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $2.8 million for the three months ended March 31, 2017, an increase of $519 thousand, or 23.1%, when compared to the same time period in 2016.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under FASB ASC Topic 310-30.  The decrease in the provision for loan losses, acquired loans during the first quarter of 2017 when compared to the first quarter of 2016 was principally due to $1.7 million of excess reserves released during the quarter, primarily related to loans acquired from BancTrust, as well as changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016
BancTrust	$(1,207)	$1,736
Bay Bank	(198)	(101)
Heritage	(200)	(326)
Total provision for loan losses, acquired loans	$(1,605)	$1,309

Noninterest Income

Noninterest income represented 32.1% and 31.5% of total revenue, before securities losses, net, for the three months ended March 31, 2017 and 2016, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$10,832	$11,081	$(249)	-2.2%
Bank card and other fees	6,500	6,918	(418)	-6.0%
Mortgage banking, net	10,185	8,699	1,486	17.1%
Insurance commissions	9,212	8,593	619	7.2%
Wealth management	7,413	7,407	6	0.1%
Other, net	1,891	888	1,003	n/m
Total Noninterest Income before securities losses, net	46,033	43,586	2,447	5.6%
Security losses, net	—	(310)	310	100.0%
Total Noninterest Income	$46,033	$43,276	$2,757	6.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking income included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Mortgage servicing income, net	$5,458	$5,058	$400	7.9%
Change in fair value-MSR from runoff	(2,387)	(2,005)	(382)	-19.1%
Gain on sales of loans, net	3,550	2,591	959	37.0%
Other, net	772	2,642	(1,870)	-70.8%
Mortgage banking income before hedge ineffectiveness	7,393	8,286	(893)	-10.8%
Change in fair value-MSR from market changes	1,466	(6,866)	8,332	n/m
Change in fair value of derivatives	1,326	7,279	(5,953)	-81.8%
Net positive hedge ineffectiveness	2,792	413	2,379	n/m
Mortgage banking, net	$10,185	$8,699	$1,486	17.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three months ended March 31, 2017 when compared to the same time period in 2016 was principally due to a higher net positive hedge ineffectiveness and an increase in gain on sale of loans, net partially offset by a decline in the net positive mortgage valuation adjustment.  Mortgage loan production for the three months ended March 31, 2017 was $303.5 million, a decrease of $4.0 million, or 1.3%, when compared to the same time period in 2016.  Loans serviced for others totaled $6.425 billion at March 31, 2017, compared with $6.015 billion at March 31, 2016, an increase of $410.0 million, or 6.8%, primarily due to increased loan sales.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the three months ended March 31, 2017 is compared to the same time period in 2016, resulted from both higher profit margins from secondary marketing activities as well as higher volumes of loans sold.  Loan sales totaled $260.1 million for the three months ended March 31, 2017, an increase of $24.6 million, or 10.5%, when compared with the same time period in 2016.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The decrease in other mortgage banking income, net when comparing the three months ended March 31, 2017 with the same time period in 2016 was a result of the decline in the positive net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts, which was principally due to lower increases in both volumes and profit margins during the three months ended March 31, 2017.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 16 – Fair Value set forth in Part I. Item 1. – Financial Statements – of this report.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,274)	$(2,479)	$205	8.3%
Increase in life insurance cash surrender value	1,714	1,692	22	1.3%
Other miscellaneous income	2,451	1,675	776	46.3%
Total other, net	$1,891	$888	$1,003	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when the first three months of 2017 is compared to the same time period in 2016 was primarily due to an increase in other miscellaneous income as a result of gains earned on sales of premises and equipment during the period.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Salaries and employee benefits	$57,302	$57,201	$101	0.2%
Services and fees	15,332	14,475	857	5.9%
Net occupancy-premises	6,238	6,188	50	0.8%
Equipment expense	5,998	6,094	(96)	-1.6%
Other real estate expense:
Write-downs	1,464	1,102	362	32.8%
Net (gain)/loss on sale	(470)	(1,867)	1,397	74.8%
Carrying costs	765	946	(181)	-19.1%
Total other real estate expense	1,759	181	1,578	n/m
FDIC assessment expense	2,640	2,811	(171)	-6.1%
Other expense	12,788	11,994	794	6.6%
Total noninterest expense	$102,057	$98,944	$3,113	3.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Services and Fees

The increase in services and fees when the first quarter of 2017 is compared to the same time period in 2016 was principally due to increases in data processing expenses related to software and postage expense, partially offset by a decline in outside services and fees.

Other Real Estate Expense

The increase in other real estate expense for the three months ended March 31, 2017 compared with the same time period in 2016 was principally due to the decline in the net gain on the sale of other real estate.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans.”

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Loan expense	$2,792	$3,043	$(251)	-8.2%
Amortization of intangibles	1,564	1,796	(232)	-12.9%
Other miscellaneous expense	8,432	7,155	1,277	17.8%
Total other expense	$12,788	$11,994	$794	6.6%

The increase in other expense for the three months ended March 31, 2017 when compared to the same time period in 2016 was principally due to increases in other miscellaneous expenses.  The increase in other miscellaneous expenses during the first quarter of 2017 was primarily due to increases in various miscellaneous expenses, such as subscriptions and dues, travel expense, customer fraud losses, insurance and charitable contributions, as well as a $338 thousand property valuation adjustment on a closed branch that was transferred to assets held for sale.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements – of this report.  The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2017 and 2016.

General Banking

Net interest income for the General Banking Division increased $3.0 million, or 3.1%, when the three months ended March 31, 2017 is compared with the same time period in 2016.  The increase in net interest income was primarily due to increases in interest and fees on LHFS and LHFI partially offset by declines in interest and fees on acquired loans and an increase in total interest expense.  The provision for loan losses, net for the three months ended March 31, 2017 totaled $1.2 million compared to $3.6 million for the same period in 2016, a decrease of $2.4 million, or 67.4%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $2.0 million, or 7.5%, during the first three months of 2017 compared to the same time period in 2016.  Noninterest income for the General Banking Division represented 23.2% of total revenue for this segment for the first three months of 2017 as opposed to 22.5% for the same time period in 2016.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities losses, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $1.5 million, or 1.7%, during the first three months of 2017 compared with the same time period in 2016, principally due to the decline in the net gain on the sale of other real estate.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first three months of 2017, net income for the Wealth Management Division decreased $825 thousand, or 81.4%, when compared to the same time period in 2016.  Net interest income for the Wealth Management Division decreased $116 thousand, or 47.3%, when the first three months of 2017 is compared to the same time period in 2016 due to a decrease in the interest income earned on deposit accounts held by the Wealth Management Division.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $89 thousand, or 1.2%, when the first three months of 2017 is compared to the same time period in 2016.  The slight decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in trust fees related to retirement planning and personal estate services, mostly offset by an increase in trust asset management fee income from investment management services and commissions and annuity income generated by the brokerage services unit.  Noninterest expense for the Wealth Management Division increased $1.3 million, or 22.2%, during the first three months of 2017 compared to the same time period in 2016, principally due to increases other miscellaneous expense and allocated general overhead expense as well as a gain recorded in other expense during the first quarter of 2016 related to the recapture of funds from a trust account.

At March 31, 2017 and 2016, Trustmark held assets under management and administration of $10.694 billion and $10.861 billion, respectively, and brokerage assets of $1.670 billion and $1.553 billion, respectively.

Insurance

Net income for the Insurance Division during the first three months of 2017 increased $174 thousand, or 19.0%, compared to the same time period in 2016.  Noninterest income for the Insurance Division increased $622 thousand, or 7.2%, when the first three months of 2017 is compared to the same time period in 2016.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $9.2 million for the first quarter of 2017, an increase of $753 thousand, or 8.9%, compared to the fourth quarter of 2016, and an increase of $619 thousand, or 7.2%, compared to the first quarter of 2016.  The increase in insurance commissions during the first three months of 2017 when compared to the same time period in 2016 was primarily due to new business commission volume primarily in personal property and casualty coverage as well as increases in other commission income.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $339 thousand, or 4.7%, when the first three months of 2017 is compared to the same time period in 2016, primarily due to higher salaries and commissions expense resulting from modest general merit increases and improved performance.

Income Taxes

For the three months ended March 31, 2017, Trustmark’s combined effective tax rate was 22.7% compared to 24.0% for the same time period in 2016.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $11.903 billion, or 89.1% of total average assets, at March 31, 2017, compared to $11.287 billion, or 88.6% of total average assets, at March 31, 2016, an increase of $615.8 million, or 5.5%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 4.1 years at both March 31, 2017 and December 31, 2016.

When compared with December 31, 2016, total investment securities increased by $6.3 million, or 0.2%, during the first three months of 2017.  This increase resulted primarily from purchases of government-sponsored enterprise (GSE) guaranteed securities and improvements in the fair market value of the available for sale securities, which were largely offset by maturities and pay-downs of the loans underlying these securities.  Trustmark sold no securities during the first three months of 2017, compared to $25.0 million of securities sold during the first three months of 2016, which generated a net loss of $310 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $23.0 million ($14.2 million net of tax) compared to $24.2 million ($14.9 million net of tax) at December 31, 2016.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At March 31, 2017, available for sale securities totaled $2.366 billion, which represented 67.2% of the securities portfolio, compared to $2.357 billion, or 67.0%, at December 31, 2016.  At March 31, 2017, unrealized losses, net on available for sale securities totaled $7.2 million compared to $9.5 million at December 31, 2016.  At March 31, 2017, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2017, held to maturity securities totaled $1.156 billion and represented 32.8% of the total securities portfolio, compared with $1.159 billion, or 33.0%, at December 31, 2016.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 96% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of March 31, 2017, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2017 ($ in thousands):

	March 31, 2017
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,264,825	95.4%	$2,255,659	95.4%
Aa1 to Aa3	67,677	2.9%	69,109	2.9%
A1 to A3	186	—	189	—
Baa1 to Baa3	218	—	215	—
Not Rated (1)	39,849	1.7%	40,382	1.7%
Total securities available for sale	$2,372,755	100.0%	$2,365,554	100.0%

Securities Held to Maturity
Aaa	$1,109,794	96.0%	$1,106,535	95.9%
Aa1 to Aa3	33,541	2.9%	34,932	3.0%
A1 to A3	—	—	—	—
Baa1 to Baa3	417	—	430	—
Not Rated (1)	12,315	1.1%	12,518	1.1%
Total securities held to maturity	$1,156,067	100.0%	$1,154,415	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2017, approximately 95.4% of the available for sale securities, measured at the estimated fair value, and 96.0% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At March 31, 2017, LHFS totaled $174.1 million, consisting of $135.2 million of residential real estate mortgage loans in the process of being sold to third parties and $38.9 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2016, LHFS totaled $175.9 million, consisting of $132.0 million of residential real estate mortgage loans in the process of being sold to third parties and $43.9 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2017 or 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due Loans Held for Sale (LHFS)” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements – of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$859,927	10.7%	$831,437	10.6%
Secured by 1-4 family residential properties	1,656,837	20.7%	1,660,043	21.1%
Secured by nonfarm, nonresidential properties	2,064,352	25.8%	2,034,176	25.9%
Other real estate secured	399,636	5.0%	318,148	4.0%
Commercial and industrial loans	1,540,783	19.2%	1,528,434	19.5%
Consumer loans	166,314	2.1%	170,562	2.2%
State and other political subdivision loans	910,493	11.4%	917,515	11.7%
Other loans	406,315	5.1%	390,898	5.0%
LHFI	$8,004,657	100.0%	$7,851,213	100.0%

LHFI increased $153.4 million, or 2.0%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $116.7 million, or 1.5%, during the first three months of 2017.  The increase in LHFI, excluding the reclassified acquired loans, during the first three months of 2017 represented net growth in Trustmark’s Alabama, Florida and Tennessee market regions, primarily in loans secured by real estate and other loans.  The discussion below excludes the reclassified acquired loans.

LHFI secured by real estate increased $119.9 million, or 2.5%, during the first three months of 2017 as growth in the Alabama, Florida, Mississippi and Texas market regions was partially offset by declines in the Tennessee market region.  LHFI secured by construction, land development and other land increased $28.0 million, or 3.4%, during the first three months of 2017, primarily due to other construction loans that were moved to the appropriate permanent categories upon completion of the related construction project partially offset by new loans primarily in the other construction loans and 1-4 family construction categories.  During the first three months of 2017, $158.0 million in other construction loans were moved to the appropriate permanent categories upon completion, including $105.3 million in multi-family residential, $43.4 million in non-owner occupied, and $9.3 million in owner occupied.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $176.5 million for the first three months of 2017.  The 1-4 family construction loan portfolio increased $10.9 million, or 6.2%, during the first three months of 2017, principally due to growth in Trustmark’s Alabama, Mississippi and Florida market regions.

LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $26.2 million, or 1.3%, during the first three months of 2017, principally due to construction loans that moved to permanent financing.  Excluding the reclassifications from other construction loans, the NFNR LHFI portfolio declined $26.5 million, or 1.3%, during the first three months of 2017.  The decrease in the NFNR LHFI portfolio, excluding the other construction reclassifications, was primarily attributable to declines in owner occupied loans in Trustmark’s Mississippi, Texas and Alabama market regions as well as declines in non-owner occupied loans in the Texas and Tennessee market regions.  Other real estate secured LHFI increased $79.8 million, or 25.1%, during the first three months of 2017, primarily due to multi-family residential loans in Trustmark’s Texas, Mississippi, Tennessee and Alabama market regions that were moved from other construction loans to permanent financing.  Excluding all reclassifications between loan categories, other real estate secured LHFI decreased $25.9 million, or 8.1%, during the first three months of 2017.  LHFI secured by 1-4 family residential properties declined $14.2 million, or 0.9%, during the first three months of 2017, reflecting declines in the Mississippi, Tennessee and Texas market regions partially offset by growth in the Alabama and Florida market regions.

The commercial and industrial loan portfolio decreased $3.2 million, or 0.2%, during the first three months of 2017, as a result of declines in the Texas, Alabama and Mississippi market regions, which more than offset growth in the Tennessee and Florida market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At March 31, 2017 and December 31, 2016, energy-related LHFI had outstanding balances of approximately $256.0 million and $271.5 million, respectively, which represented approximately 3.2% of Trustmark’s total LHFI portfolio at March 31, 2017 compared to approximately 3.5% of the total LHFI portfolio at December 31, 2016.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI decreased $7.0 million, or 0.8%, during the first three months of 2017 principally due to declines in the Mississippi and Tennessee market regions partially offset by growth in the Texas and Alabama market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $11.4 million, or 2.9%, during the first three months of 2017, which primarily represented growth in Trustmark’s Alabama, Texas and Mississippi market regions partially offset by declines in the Tennessee and Florida market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2017	December 31, 2016
Home equity loans	$52,528	$54,687
Home equity lines of credit	394,459	390,629
Percentage of loans and lines for which Trustmark holds first lien	59.6%	59.7%
Percentage of loans and lines for which Trustmark does not hold first lien	40.4%	40.3%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2017 and December 31, 2016 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	March 31, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$181,491	$678,436	$859,927
Secured by 1- 4 family residential properties	972,942	683,895	1,656,837
Secured by nonfarm, nonresidential properties	1,228,913	835,439	2,064,352
Other real estate secured	197,656	201,980	399,636
Commercial and industrial loans	554,375	986,408	1,540,783
Consumer loans	146,201	20,113	166,314
State and other political subdivision loans	809,976	100,517	910,493
Other loans	207,277	199,038	406,315
LHFI	$4,298,831	$3,705,826	$8,004,657

	December 31, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$210,862	$620,575	$831,437
Secured by 1- 4 family residential properties	1,616,289	43,754	1,660,043
Secured by nonfarm, nonresidential properties	1,131,720	902,456	2,034,176
Other real estate secured	167,250	150,898	318,148
Commercial and industrial loans	518,125	1,010,309	1,528,434
Consumer loans	150,304	20,258	170,562
State and other political subdivision loans	827,969	89,546	917,515
Other loans	191,358	199,540	390,898
LHFI	$4,813,877	$3,037,336	$7,851,213

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

The following table presents the LHFI composition by region at March 31, 2017 and reflects a diversified mix of loans by region ($ in thousands):

	March 31, 2017
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$859,927	$226,553	$58,778	$307,859	$36,848	$229,889
Secured by 1-4 family residential properties	1,656,837	91,536	51,476	1,397,976	98,906	16,943
Secured by nonfarm, nonresidential properties	2,064,352	310,000	191,923	909,040	167,572	485,817
Other real estate secured	399,636	34,944	3,324	194,715	38,153	128,500
Commercial and industrial loans	1,540,783	128,705	22,970	793,558	333,052	262,498
Consumer loans	166,314	21,676	3,684	122,046	16,776	2,132
State and other political subdivision loans	910,493	79,393	29,450	548,224	31,595	221,831
Other loans	406,315	55,457	18,214	263,337	32,627	36,680
LHFI	$8,004,657	$948,264	$379,819	$4,536,755	$755,529	$1,384,290

Construction, Land Development and Other Land Loans by Region
Lots	$61,643	$12,769	$17,776	$24,734	$2,263	$4,101
Development	52,501	7,682	6,033	19,110	612	19,064
Unimproved land	108,177	16,203	15,721	41,533	15,947	18,773
1-4 family construction	185,213	47,561	10,675	86,919	2,277	37,781
Other construction	452,393	142,338	8,573	135,563	15,749	150,170
Construction, land development and other land loans	$859,927	$226,553	$58,778	$307,859	$36,848	$229,889

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$276,475	$82,560	$35,717	$94,736	$18,056	$45,406
Office	218,611	31,346	30,096	74,722	6,853	75,594
Nursing homes/assisted living	128,578	-	-	121,935	6,643	-
Hotel/motel	232,458	53,118	29,329	64,244	41,322	44,445
Mini-storage	152,285	12,390	7,346	57,869	14,163	60,517
Industrial	121,092	10,640	10,073	21,802	5,066	73,511
Health care	31,347	2,126	815	27,373	-	1,033
Convenience stores	17,179	258	-	9,830	962	6,129
Other	95,059	15,486	24,534	24,493	2,229	28,317
Total non-owner occupied loans	1,273,084	207,924	137,910	497,004	95,294	334,952
Owner-occupied:
Office	140,556	18,537	23,312	68,778	7,226	22,703
Churches	87,616	12,751	2,074	44,235	21,746	6,810
Industrial warehouses	128,630	6,325	3,541	64,960	13,242	40,562
Health care	117,865	22,541	6,688	68,678	4,530	15,428
Convenience stores	93,577	9,599	6,983	52,864	1,135	22,996
Retail	44,329	4,428	7,012	21,421	5,826	5,642
Restaurants	33,653	3,593	885	23,768	3,424	1,983
Auto dealerships	18,849	8,817	39	8,902	1,091	-
Other	126,193	15,485	3,479	58,430	14,058	34,741
Total owner-occupied loans	791,268	102,076	54,013	412,036	72,278	150,865
Loans secured by nonfarm, nonresidential properties	$2,064,352	$310,000	$191,923	$909,040	$167,572	$485,817

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

At March 31, 2017, the allowance for loan losses, LHFI, was $72.4 million, an increase of $1.2 million, or 1.7%, when compared with December 31, 2016.  The increase in the allowance for loan loss during the first three months of 2017 was principally due to an increase in the reserve for commercial LHFI primarily in Trustmark’s Alabama market region as well as an increase in specific reserves for impaired LHFI in the Mississippi market region, partially offset by a decline in the required reserve for consumer LHFI primarily in the Mississippi market region.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, decreased to 263.73% at March 31, 2017, compared to 267.40% at December 31, 2016 due to the increase in the nonaccrual LHFI, excluding the specifically reviewed impaired LHFI, partially offset by an increase in the allowance for loan losses, LHFI, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $72.4 million allowance for loan losses, LHFI, represented 0.97% of commercial LHFI and 0.67% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.91% as of March 31, 2017.  This compares with an allowance to total LHFI of 0.91% at December 31, 2016, which was allocated to commercial LHFI at 0.97% and to consumer and mortgage LHFI at 0.68%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(4,202)	(185)	(137)	(3,562)	(304)	(14)
Recoveries	2,620	119	292	1,803	221	185
Net (charge-offs) recoveries	(1,582)	(66)	155	(1,759)	(83)	171
Provision for loan losses, LHFI	2,762	1,189	3	1,826	208	(464)
Balance at end of period	$72,445	$8,311	$3,058	$43,077	$5,926	$12,073

	Three Months Ended March 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,184	$5,230	$10,970
LHFI charged-off	(3,363)	(152)	(268)	(1,790)	(261)	(892)
Recoveries	3,169	89	942	1,864	253	21
Net (charge-offs) recoveries	(194)	(63)	674	74	(8)	(871)
Provision for loan losses, LHFI	2,243	540	(818)	1,848	138	535
Balance at end of period	$69,668	$5,946	$2,622	$45,106	$5,360	$10,634

Charge-offs exceeded recoveries for the three months ended March 31, 2017 and 2016.  Net charge-offs for the three months ended March 31, 2017 totaled $1.6 million, an increase of $1.4 million when compared to the same time period in 2016.  The increase in total net charge-offs when the three months ended March 31, 2017 is compared to the same time period in 2016 was primarily due to an increase in charge-offs in the Mississippi market region, principally due to one substandard credit that was charged off during the first quarter of 2017, partially offset by a decrease in charge-offs in the Texas market region.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first three months of 2017 totaled 0.14% of average loans (LHFS and LHFI), compared with 0.12% of average loans (LHFS and LHFI) for the same time period in 2016.  The increase in the provision for loan losses, LHFI when the first quarter of 2017 is compared to the same time period in 2016 was primarily due to additional reserves required for the $36.7 million of acquired loans reclassified to LHFI and to other loan growth.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at March 31, 2017 and December 31, 2016 ($ in thousands):

	March 31, 2017	December 31, 2016
Nonaccrual LHFI
Alabama	$1,649	$665
Florida	3,559	3,644
Mississippi	49,349	37,771
Tennessee	5,185	6,213
Texas	1,565	941
Total nonaccrual LHFI	61,307	49,234
Other real estate
Alabama	13,953	15,989
Florida	21,577	22,582
Mississippi	14,974	15,646
Tennessee	4,706	6,183
Texas	758	1,651
Total other real estate	55,968	62,051
Total nonperforming assets	$117,275	$111,285

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.42%	1.38%

Loans past due 90 days or more
LHFI	$1,307	$1,832

LHFS - Guaranteed GNMA serviced loans (1)	$31,147	$28,345

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2017, nonaccrual LHFI totaled $61.3 million, or 0.75% of total LHFS and LHFI, reflecting an increase of $12.1 million, or 0.15% of total LHFS and LHFI, relative to December 31, 2016.  The increase in nonaccrual LHFI was principally the result of one large substandard energy credit moving to nonaccrual status during the first three months of 2017.  As of March 31, 2017, nonaccrual energy-related LHFI totaled $22.8 million and represented 8.9% of Trustmark’s total energy-related portfolio, compared to $11.4 million, or 4.2% of Trustmark’s total energy-related portfolio, as of December 31, 2016.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual LHFI” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2017 decreased $6.1 million, or 9.8%, when compared with December 31, 2016.  The decrease in other real estate was primarily due to properties sold in all five of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Florida, Mississippi and Alabama market regions partially offset by properties foreclosed in the Mississippi, Tennessee and Alabama market regions.

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of a loss-share agreement with the Federal Deposit Insurance Corporation (FDIC) on June 30, 2016.  As of March 31, 2017, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions	1,766	70	—	1,368	328	—
Disposals	(6,385)	(1,776)	(214)	(1,686)	(1,816)	(893)
Write-downs	(1,464)	(330)	(791)	(354)	11	—
Balance at end of period	$55,968	$13,953	$21,577	$14,974	$4,706	$758

	Three Months Ended March 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	3,306	407	880	1,686	333	—
Disposals	(7,537)	(2,968)	(2,282)	(1,221)	(884)	(182)
Write-downs	(1,140)	120	(270)	(266)	(724)	—
Balance at end of period	$71,806	$19,137	$27,907	$14,511	$8,699	$1,552

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, increased $324 thousand, or 28.4%, when the first three months of 2017 is compared to the same time period in 2016.  The increase in write-downs on other real estate, excluding covered other real estate, during the first three months of 2017 compared to the same time period in 2016 was primarily due to increases in write-downs of other real estate properties in the Florida market region and the reserve for other real estate write-downs in the Alabama market region, partially offset by reserves for other real estate write-downs used or released as well as a decline in write-downs of other real estate properties in the Tennessee market region.

For additional information regarding other real estate, including covered other real estate, see Note 7 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

The presentation of the acquired loans disclosures has been modified from prior filings to eliminate the segmentation of acquired noncovered loans and acquired covered loans due to the significantly reduced size of the acquired covered loan portfolio.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans other than loans secured by 1-4 family residential properties expired on June 30, 2016.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021. Effective July 1, 2016, all acquired covered loans excluding the acquired covered loans secured by 1-4 family residential properties were reclassified to acquired noncovered loans.  The revised presentation reflects total acquired loan information in the accompanying consolidated balance sheets and tables below.  All prior period information has been reclassified to conform to the current period presentation.

As of March 31, 2017 and December 31, 2016, acquired loans consisted of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$17,651	$20,850
Secured by 1-4 family residential properties	54,721	69,540
Secured by nonfarm, nonresidential properties	92,075	103,820
Other real estate secured	16,275	19,010
Commercial and industrial loans	20,691	36,896
Consumer loans	2,664	3,365
Other loans	14,165	18,766
Acquired loans	218,242	272,247
Less allowance for loan losses, acquired loans	10,006	11,397
Net acquired loans	$208,236	$260,850

During the first three months of 2017, acquired loans declined $54.0 million, or 19.8%, compared to balances at December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, acquired loans decreased $17.3 million, or 6.4%, during the first three months of 2017, primarily due to pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $10.0 million to $15.0 million during the second quarter of 2017.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the second quarter of 2017.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.  For additional information regarding acquired loans, including changes in the net carrying value, see Note 5 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.104 billion at March 31, 2017 compared to $10.056 billion at December 31, 2016, an increase of $48.5 million, or 0.5%.  During the first three months of 2017, noninterest-bearing deposits increased $236.5 million, or 8.0%, primarily due to growth in all categories of demand deposit accounts, while interest-bearing deposits decreased $188.0 million, or 2.7%, primarily due to declines in public interest checking accounts partially offset by growth in savings deposits and certificates of deposit.  The increase in certificates of deposit during the first three months of 2017 was primarily due to the addition of $30.5 million of short-term fixed-rate brokered CDs.  The addition of these short-term brokered CDs during the first quarter of 2017 was part of Trustmark’s normal periodic testing of wholesale funding lines.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $1.389 billion at March 31, 2017, an increase of $79.4 million, or 6.1%, when compared with $1.310 billion at December 31, 2016, primarily due to an increase in the outstanding balance of short-term FHLB advances with the FHLB of Dallas partially offset by a decline in upstream federal funds purchased.  Federal funds purchased and securities sold under repurchase agreements totaled $524.3 million at March 31, 2017 compared to $539.8 million at December 31, 2016, a decrease of $15.5 million, or 2.9%.  Of these amounts $154.3 million and $140.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $370.0 million at March 31, 2017, a decrease of $29.4 million when compared with $399.4 million at December 31, 2016.  Other short-term borrowings increased $94.9 million during the first three months of 2017, primarily due to a $100.0 million increase in outstanding short-term FHLB advances with the FHLB of Dallas.

Defined Benefit Plans

As disclosed in Note 10 – Defined Benefit and Other Postretirement Benefits included in Part I. Item 1. – Financial Statements of this report, Trustmark maintained a noncontributory tax-qualified defined benefit pension plan (the Plan), in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  Benefit accruals under the Plan were frozen in 2009, with the exception of certain associates covered through plans obtained in acquisitions that were subsequently merged into the Plan.

As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.  To satisfy commitments made by Trustmark to associates covered through acquired plans that were merged into the Plan (collectively, the “Continuing Associates”), the Board of Directors of Trustmark also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Spin-Off Plan”), effective as of December 31, 2016, immediately prior to the termination of the Plan.

In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, Trustmark is required to fully fund the Plan on a termination basis and will contribute the additional assets necessary to do so.  The final distributions will be made from current plan assets and a one-time pension settlement expense of approximately $17.5 million, which will be recognized when paid by Trustmark during the second quarter of 2017.  After the distribution of plan assets during the second quarter of 2017, Trustmark estimates that its annual pension expense will be reduced by approximately $3.0 million to $4.0 million.

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

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2016.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2017, Trustmark’s total shareholders’ equity was $1.538 billion, an increase of $17.8 million, or 1.2%, when compared to December 31, 2016.  During the first three months of 2017, shareholders’ equity increased primarily as a result of net income of $31.2 million partially offset by common stock dividends of $15.7 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% at March 31, 2017 and 0.625% at December 31, 2016.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2017 and December 31, 2016.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2017 and 2016 were $0.23.  Trustmark’s indicated dividend for 2017 is $0.92 per common share, which is the same as dividends per common share in 2016.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $9.960 billion for the first three months of 2017 and represented approximately 74.5% of average liabilities and shareholders’ equity, compared to average deposits of $9.569 billion, which represented 75.1% of average liabilities and shareholders’ equity for the first three months of 2016.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2017, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $39.3 million compared to $34.2 million at December 31, 2016.  At March 31, 2017, Trustmark had $30.5 million in short-term fixed-rate brokered CDs outstanding, compared to none at December 31, 2016.  The addition of these brokered CDs during the first three months of 2017 was part of Trustmark’s normal periodic testing of wholesale funding lines.

At March 31, 2017, Trustmark had $370.0 million in upstream federal funds purchased, compared to $399.4 million at December 31, 2016.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $800.0 million of outstanding short-term advances and $250.0 million of outstanding long-term advances at March 31, 2017, compared to $700.0 million of outstanding short-term advances and $250.0 million of outstanding long-term advances at December 31, 2016.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.446 billion at March 31, 2017.

In addition, at March 31, 2017, Trustmark had $1.0 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.1 million at December 31, 2016.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At March 31, 2017, Trustmark had approximately $1.393 billion available in repurchase agreement capacity compared to $1.373 billion at December 31, 2016.

Another borrowing source is the Discount Window.  At March 31, 2017, Trustmark had approximately $1.023 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $998.1 million at December 31, 2016.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2017, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2017 and 2016.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $78 thousand at March 31, 2017, compared to an accumulated net after-tax loss of $17 thousand at December 31, 2016.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $178 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $374.5 million at March 31, 2017, with a positive valuation adjustment of $969 thousand, compared to $292.9 million, with a positive valuation adjustment of $3.8 million at December 31, 2016.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $285.5 million at March 31, 2017 compared to $262.0 million at December 31, 2016.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $2.8 million and $413 thousand for the three months ended March 31, 2017 and 2016, respectively.  The increase in the net positive ineffectiveness was primarily due to the mortgage spread widening as well as higher interest rates during the first three months of 2017 compared the same time period in 2016.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $336.7 million related to this program, compared to $340.2 million as of December 31, 2016.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of March 31, 2017 and December 31, 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $711 thousand and $1.2 million, respectively.  As of March 31, 2017, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both March 31, 2017 and December 31, 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $14.1 million and $14.2 million, respectively.  At March 31, 2017, Trustmark had entered into five risk participation agreements as a guarantor with an aggregate notional amount of $27.9 million compared to five risk participation agreement as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2017 and December 31, 2016.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2017 and 2016.  At March 31, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2017	2016
+200 basis points	-0.2%	—
+100 basis points	—	0.1%
-100 basis points	-6.2%	-6.2%

As shown in the table above, the interest rate shocks for the first three months of 2017 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2017 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2017 and 2016.  At March 31, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2017	2016
+200 basis points	6.3%	3.6%
+100 basis points	3.8%	2.5%
-100 basis points	-12.1%	-9.4%

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

At March 31, 2017, the MSR fair value was approximately $82.8 million, compared to $68.2 million at March 31, 2016.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2017, would be a decline in fair value of approximately $2.8 million and $3.1 million, respectively, compared to a decline in fair value of approximately $2.6 million and $2.2 million, respectively, at March 31, 2016.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2016 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2017.

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

TNB has been named as a defendant in two separately filed but consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints alleged that the plaintiffs were vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs sought compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 9, 2015, the court granted TNB’s motion to add Mrs. Davis and Mr. W.K. Paine as cross-defendants.  Following a bench trial that concluded on January 20, 2016, the judge ordered the parties to enter into mandatory mediation.  On February 22, 2016, the mediator reported to the judge that the mediation had failed to resolve the matter.  On March 30, 2017, the parties agreed to the terms of a settlement of the consolidated lawsuits.  On May 4, 2017, the judge approved the settlement.  The judge has advised the parties that the lawsuits will be dismissed with prejudice when settlement funds have been disbursed in accordance with the terms of the settlement, which is expected to occur during the second quarter.    The terms of the settlement are not material to Trustmark’s results of operations or financial condition.

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

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2017 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2017 to January 31, 2017	—	$—	—	$99,250
February 1, 2017 to February 28, 2017	—	—	—	99,250
March 1, 2017 to March 31, 2017	—	—	—	99,250
Total	—	$—	—
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	May 8, 2017	DATE:	May 8, 2017