Form 10-Q
period 2017-06-30
TRUSTMARK CORP
filed 2017-08-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, there were 67,741,411 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Cash and due from banks (noninterest-bearing)	$318,329	$327,706
Federal funds sold and securities purchased under reverse repurchase agreements	6,900	500
Securities available for sale (at fair value)	2,447,688	2,356,682
Securities held to maturity (fair value: $1,142,285-2017; $1,157,046-2016)	1,139,754	1,158,643
Loans held for sale (LHFS)	203,652	175,927
Loans held for investment (LHFI)	8,296,045	7,851,213
Less allowance for loan losses, LHFI	76,184	71,265
Net LHFI	8,219,861	7,779,948
Acquired loans	314,910	272,247
Less allowance for loan losses, acquired loans	7,423	11,397
Net acquired loans	307,487	260,850
Net LHFI and acquired loans	8,527,348	8,040,798
Premises and equipment, net	182,315	184,987
Mortgage servicing rights	82,628	80,239
Goodwill	379,627	366,156
Identifiable intangible assets, net	19,422	20,680
Other real estate	49,958	62,051
Other assets	551,517	577,964
Total Assets	$13,909,138	$13,352,333

Liabilities
Deposits:
Noninterest-bearing	$3,092,915	$2,973,238
Interest-bearing	7,330,476	7,082,774
Total deposits	10,423,391	10,056,012
Federal funds purchased and securities sold under repurchase agreements	508,068	539,817
Short-term borrowings	1,222,592	769,778
Long-term FHLB advances	978	251,049
Junior subordinated debt securities	61,856	61,856
Other liabilities	130,335	153,613
Total Liabilities	12,347,220	11,832,125

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,740,901 shares - 2017; 67,628,618 shares - 2016	14,114	14,091
Capital surplus	367,075	366,563
Retained earnings	1,209,238	1,185,352
Accumulated other comprehensive loss, net of tax	(28,509)	(45,798)
Total Shareholders' Equity	1,561,918	1,520,208
Total Liabilities and Shareholders' Equity	$13,909,138	$13,352,333

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income
Interest and fees on LHFS & LHFI	$84,988	$73,745	$164,395	$146,031
Interest and fees on acquired loans	6,263	8,051	11,452	15,073
Interest on securities:
Taxable	19,377	19,402	38,574	39,488
Tax exempt	766	929	1,611	1,902
Interest on federal funds sold and securities purchased under reverse repurchase agreements	11	4	12	5
Other interest income	371	200	638	430
Total Interest Income	111,776	102,331	216,682	202,929
Interest Expense
Interest on deposits	5,107	3,122	9,052	6,160
Interest on federal funds purchased and securities sold under repurchase agreements	1,037	404	1,735	835
Other interest expense	3,628	2,428	6,301	4,817
Total Interest Expense	9,772	5,954	17,088	11,812
Net Interest Income	102,004	96,377	199,594	191,117
Provision for loan losses, LHFI	2,921	2,596	5,683	4,839
Provision for loan losses, acquired loans	(2,564)	607	(4,169)	1,916
Net Interest Income After Provision for Loan Losses	101,647	93,174	198,080	184,362
Noninterest Income
Service charges on deposit accounts	10,755	11,051	21,587	22,132
Bank card and other fees	7,370	7,436	13,870	14,354
Mortgage banking, net	9,008	6,721	19,193	15,420
Insurance commissions	9,745	9,638	18,957	18,231
Wealth management	7,674	8,009	15,087	15,416
Other, net	5,637	1,372	7,528	2,260
Security gains (losses), net	1	—	1	(310)
Total Noninterest Income	50,190	44,227	96,223	87,503
Noninterest Expense
Salaries and employee benefits	59,060	67,018	116,362	124,219
Defined benefit plan termination	17,644	—	17,644	—
Services and fees	15,009	14,522	30,341	28,997
Net occupancy - premises	6,210	5,928	12,448	12,116
Equipment expense	6,162	5,896	12,160	11,990
Other real estate expense	383	1,193	2,142	1,374
FDIC assessment expense	2,686	2,959	5,326	5,770
Other expense	14,921	12,663	27,709	24,657
Total Noninterest Expense	122,075	110,179	224,132	209,123
Income Before Income Taxes	29,762	27,222	70,171	62,742
Income taxes	5,727	5,719	14,888	14,236
Net Income	$24,035	$21,503	$55,283	$48,506

Earnings Per Share
Basic	$0.35	$0.32	$0.82	$0.72
Diluted	$0.35	$0.32	$0.81	$0.72

Dividends Per Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income per consolidated statements of income	$24,035	$21,503	$55,283	$48,506
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	2,832	5,787	4,243	27,612
Less: adjustment for net (gains) losses realized in net income	(1)	—	(1)	191
Change in net unrealized holding loss on securities transferred to held to maturity	734	1,836	1,495	3,518
Pension and other postretirement benefit plans:
Net change in prior service costs	38	39	77	77
Recognized net loss due to lump sum settlement	—	1,388	—	1,649
Change in net actuarial loss	482	540	968	1,085
Recognized net loss due to defined benefit plan termination	10,492	—	10,492	—
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(129)	(277)	(94)	(1,097)
Less: adjustment for loss realized in net income	48	96	109	195
Other comprehensive income (loss), net of tax	14,496	9,409	17,289	33,230
Comprehensive income	$38,531	$30,912	$72,572	$81,736

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2017	2016
Balance, January 1,	$1,520,208	$1,473,057
Net income per consolidated statements of income	55,283	48,506
Other comprehensive income (loss), net of tax	17,289	33,230
Common stock dividends paid	(31,397)	(31,301)
Common stock issued-net, long-term incentive plan	(1,639)	(949)
Repurchase and retirement of common stock	—	(750)
Excess tax expense from stock-based compensation arrangements	—	(126)
Compensation expense, long-term incentive plan	2,174	1,800
Balance, June 30,	$1,561,918	$1,523,467

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income per consolidated statements of income	$55,283	$48,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	1,514	6,755
Depreciation and amortization	18,729	17,679
Net amortization of securities	5,375	4,273
Securities gains (losses), net	(1)	310
Gains on sales of loans, net	(8,550)	(8,071)
Deferred income tax provision (benefit)	4,200	(2,100)
Proceeds from sales of loans held for sale	565,150	598,752
Purchases and originations of loans held for sale	(588,773)	(646,487)
Originations of mortgage servicing rights	(7,497)	(7,211)
Earnings on bank-owned life insurance	(2,487)	(2,429)
Net change in other assets	22,130	(8,963)
Net change in other liabilities	(5,676)	(857)
Other operating activities, net	2,588	16,933
Net cash provided by operating activities	61,985	17,090

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	90,340	141,881
Proceeds from maturities, prepayments and calls of securities available for sale	230,945	213,709
Proceeds from sales of securities available for sale	26,409	24,693
Purchases of securities held to maturity	(69,989)	(121,931)
Purchases of securities available for sale	(292,170)	(240,482)
Net proceeds from bank-owned life insurance	—	604
Net change in federal funds sold and securities purchased under reverse repurchase agreements	500	(2,948)
Net change in member bank stock	474	(6)
Net change in loans	(374,640)	(272,617)
Purchases of premises and equipment	(8,142)	(5,135)
Proceeds from sales of premises and equipment	7,696	155
Proceeds from sales of other real estate	15,948	17,101
Purchases of software	(2,267)	(3,576)
Investments in tax credit and other partnerships	(2,893)	(46)
Net cash used in business acquisition	(19,775)	—
Net cash used in investing activities	(397,564)	(248,598)

Financing Activities
Net change in deposits	201,221	(56,706)
Net change in federal funds purchased and securities sold under repurchase agreements	(31,749)	165,294
Net change in short-term borrowings	192,799	(49,734)
Payments on long-term FHLB advances	(33)	(48)
Proceeds from long-term FHLB advances	—	250,000
Redemption of junior subordinated debt securities	(3,000)	—
Common stock dividends	(31,397)	(31,301)
Repurchase and retirement of common stock	—	(750)
Shares withheld to pay taxes, long-term incentive plan	(1,639)	(949)
Net cash provided by financing activities	326,202	275,806

Net change in cash and cash equivalents	(9,377)	44,298
Cash and cash equivalents at beginning of period	327,706	277,751
Cash and cash equivalents at end of period	$318,329	$322,049

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 199 offices at June 30, 2017 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Note 2 – Business Combinations

On April 7, 2017, Trustmark completed its merger with RB Bancorporation (Reliance), the holding company for Reliance Bank, which had seven offices serving the Huntsville, Alabama metropolitan service area (MSA).  Reliance Bank was merged into Trustmark National Bank simultaneously with the merger of Trustmark and Reliance. Under the terms of the Merger Agreement dated November 14, 2016, Trustmark paid $22.00 in cash for each share of Reliance common stock outstanding, which represented payment to Reliance common shareholders of approximately $23.7 million.  In addition, Trustmark paid off Reliance Preferred Stock of $1.1 million bringing the total consideration paid to $24.8 million.

The merger with Reliance was consistent with Trustmark’s strategic plan to selectively expand the Trustmark franchise and enhance the Trustmark franchise in north Alabama.

This merger was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, “Business Combinations.”  Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date.  The fair values of the assets acquired and liabilities assumed are subject to adjustment if additional information relative to the closing date fair values becomes available through the measurement period, which is not to exceed one year from the merger date of April 7, 2017.

The statement of assets purchased and liabilities assumed in the Reliance merger is presented below at their estimated fair values as of the merger date of April 7, 2017 ($ in thousands):

Assets:
Cash and due from banks	$5,013
Federal funds sold and securities purchased under reverse repurchase agreements	6,900
Securities	54,843
Acquired loans	117,447
Premises and equipment, net	3,700
Identifiable intangible assets	1,850
Other real estate	475
Other assets	6,037
Total assets	196,265

Liabilities:
Deposits	166,158
Other borrowings	17,469
Other liabilities	1,322
Total liabilities	184,949

Net identifiable assets acquired at fair value	11,316
Goodwill	13,472
Total consideration paid	$24,788

The excess of the consideration paid over the estimated fair value of the net assets acquired was $13.5 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represent the core deposit intangible at fair value at the merger date.  The core deposit intangible is being amortized on an accelerated basis over the estimated useful life, currently expected to be approximately ten years.

Loans acquired from Reliance were evaluated under a fair value process.  Loans with evidence of deterioration in credit quality and for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments are referred to as acquired impaired loans and accounted for in accordance with FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  See Note 5 – Acquired Loans for additional information on acquired loans.

The operations of Reliance are included in Trustmark’s operating results from April 7, 2017 and did not have a material impact on Trustmark’s results of operations.  During the second quarter of 2017, Trustmark included non-routine merger transaction expenses in other noninterest expense totaling $3.2 million (change in control expense of $1.3 million; professional fees, contract termination and other expenses of $1.9 million).

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, Trustmark utilized Level 2 inputs to determine the fair value of securities available for sale (included in securities above), time deposits (included in deposits above) and FHLB advances (included in other borrowings above).  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets and other real estate.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

Securities Available for Sale

Estimated fair values for securities available for sale are based on quoted market prices where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

Acquired Loans

Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of default and current market rates.

Identifiable Intangible Assets

The fair value assigned to the identifiable intangible assets, in this case the core deposit intangible, represents the future economic benefits of the potential cost savings from acquiring core deposits in the merger compared to the cost of obtaining alternative funding from market sources.

Other Real Estate

Other real estate was initially recorded at its estimated fair value on the merger date based on independent appraisals less estimated selling costs.

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

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2017 and December 31, 2016 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$51,431	$376	$(530)	$51,277	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	256	16	—	272	3,669	153	—	3,822
Obligations of states and political subdivisions	94,868	1,676	(30)	96,514	46,098	1,559	(11)	47,646
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	59,037	294	(909)	58,422	14,399	235	(62)	14,572
Issued by FNMA and FHLMC	865,481	1,841	(6,751)	860,571	144,282	301	(882)	143,701
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,157,006	6,875	(6,640)	1,157,241	740,042	4,041	(4,563)	739,520
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	222,226	1,603	(438)	223,391	191,264	2,234	(474)	193,024
Total	$2,450,305	$12,681	$(15,298)	$2,447,688	$1,139,754	$8,523	$(5,992)	$1,142,285

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$56,272	$416	$(925)	$55,763	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	257	19	—	276	3,647	355	—	4,002
Obligations of states and political subdivisions	113,541	1,945	(113)	115,373	46,303	1,476	(27)	47,752
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,222	340	(776)	42,786	15,478	280	(52)	15,706
Issued by FNMA and FHLMC	638,809	1,773	(9,498)	631,084	81,299	223	(1,084)	80,438
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,271,198	5,865	(9,112)	1,267,951	803,474	3,208	(6,519)	800,163
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	242,869	1,766	(1,186)	243,449	208,442	1,758	(1,215)	208,985
Total	$2,366,168	$12,124	$(21,610)	$2,356,682	$1,158,643	$7,300	$(8,897)	$1,157,046

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $21.8 million ($13.4 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at June 30, 2017 and December 31, 2016 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$6,701	$(84)	$25,788	$(446)	$32,489	$(530)
Obligations of states and political subdivisions	7,166	(26)	1,315	(15)	8,481	(41)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	49,320	(873)	2,359	(98)	51,679	(971)
Issued by FNMA and FHLMC	731,409	(7,632)	41	(1)	731,450	(7,633)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	755,575	(8,683)	72,249	(2,520)	827,824	(11,203)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	115,574	(905)	1,795	(7)	117,369	(912)
Total	$1,665,745	$(18,203)	$103,547	$(3,087)	$1,769,292	$(21,290)

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$9,420	$(142)	$33,248	$(783)	$42,668	$(925)
Obligations of states and political subdivisions	20,539	(135)	654	(5)	21,193	(140)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,615	(822)	222	(6)	43,837	(828)
Issued by FNMA and FHLMC	588,352	(10,582)	—	—	588,352	(10,582)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,127,501	(12,722)	76,196	(2,909)	1,203,697	(15,631)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	244,050	(2,311)	4,655	(90)	248,705	(2,401)
Total	$2,033,477	$(26,714)	$114,975	$(3,793)	$2,148,452	$(30,507)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2017.  There were no other-than-temporary impairments for the six months ended June 30, 2017 and 2016.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2017	2016	2017	2016
Proceeds from calls and sales of securities	$26,409	$—	$26,409	$24,693
Gross realized gains	1	—	1	32
Gross realized (losses)	—	—	—	(342)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security losses, net.

Securities Pledged

Securities with a carrying value of $2.012 billion and $1.999 billion at June 30, 2017 and December 31, 2016, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both June 30, 2017 and December 31, 2016, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2017, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,442	$28,649	$155	$155
Due after one year through five years	75,894	77,675	39,820	41,165
Due after five years through ten years	6,278	6,280	9,792	10,148
Due after ten years	35,941	35,459	—	—
	146,555	148,063	49,767	51,468
Mortgage-backed securities	2,303,750	2,299,625	1,089,987	1,090,817
Total	$2,450,305	$2,447,688	$1,139,754	$1,142,285

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At June 30, 2017 and December 31, 2016, LHFI consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$922,029	$831,437
Secured by 1-4 family residential properties	1,655,968	1,660,043
Secured by nonfarm, nonresidential properties	2,109,367	2,034,176
Other real estate secured	432,208	318,148
Commercial and industrial loans	1,635,000	1,528,434
Consumer loans	170,858	170,562
State and other political subdivision loans	936,860	917,515
Other loans	433,755	390,898
LHFI (1)	8,296,045	7,851,213
Allowance for loan losses, LHFI	(76,184)	(71,265)
Net LHFI	$8,219,861	$7,779,948

(1)	During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2017, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At June 30, 2017 and December 31, 2016, the carrying amounts of nonaccrual LHFI were $74.1 million and $49.2 million, respectively.  Included in these amounts were $13.2 million and $14.4 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2017 and 2016.

The following table details nonaccrual LHFI by loan type at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$2,746	$3,323
Secured by 1-4 family residential properties	19,079	20,329
Secured by nonfarm, nonresidential properties	20,661	8,482
Other real estate secured	185	402
Commercial and industrial loans	26,086	15,824
Consumer loans	491	300
State and other political subdivision loans	—	—
Other loans	4,896	574
Total nonaccrual LHFI	$74,144	$49,234

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$389	$36	$14	$439	$2,746	$918,844	$922,029
Secured by 1-4 family residential properties	5,883	2,351	920	9,154	19,079	1,627,735	1,655,968
Secured by nonfarm, nonresidential properties	789	—	3	792	20,661	2,087,914	2,109,367
Other real estate secured	39	—	—	39	185	431,984	432,208
Commercial and industrial loans	1,071	63	10	1,144	26,086	1,607,770	1,635,000
Consumer loans	1,779	314	269	2,362	491	168,005	170,858
State and other political subdivision loans	—	—	—	—	—	936,860	936,860
Other loans	117	30	—	147	4,896	428,712	433,755
Total	$10,067	$2,794	$1,216	$14,077	$74,144	$8,207,824	$8,296,045
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$37	$54	$339	$3,323	$827,775	$831,437
Secured by 1-4 family residential properties	5,308	2,434	1,436	9,178	20,329	1,630,536	1,660,043
Secured by nonfarm, nonresidential properties	606	100	—	706	8,482	2,024,988	2,034,176
Other real estate secured	179	—	—	179	402	317,567	318,148
Commercial and industrial loans	571	213	—	784	15,824	1,511,826	1,528,434
Consumer loans	1,561	330	341	2,232	300	168,030	170,562
State and other political subdivision loans	1,035	—	—	1,035	—	916,480	917,515
Other loans	178	53	—	231	574	390,093	390,898
Total	$9,686	$3,167	$1,831	$14,684	$49,234	$7,787,295	$7,851,213
(1)	Past due 90 days or more but still accruing interest.

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

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	June 30, 2017
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$4,930	$1,645	$335	$1,980	$112	$2,210
Secured by 1-4 family residential properties	6,646	188	5,072	5,260	1,320	4,955
Secured by nonfarm, nonresidential properties	20,263	7,917	9,967	17,884	3,085	12,052
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	24,273	11,293	12,444	23,737	1,652	18,703
Consumer loans	1	—	1	1	—	1
State and other political subdivision loans	—	—	—	—	—	—
Other loans	4,523	95	4,428	4,523	—	2,309
Total	$60,636	$21,138	$32,247	$53,385	$6,169	$40,230

	December 31, 2016
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$5,691	$2,213	$228	$2,441	$103	$2,943
Secured by 1-4 family residential properties	6,134	221	4,428	4,649	960	4,639
Secured by nonfarm, nonresidential properties	8,562	5,784	435	6,219	221	6,703
Other real estate secured	—	—	—	—	—	500
Commercial and industrial loans	14,593	11,222	2,447	13,669	1,976	14,258
Consumer loans	2	—	2	2	—	2
State and other political subdivision loans	—	—	—	—	—	—
Other loans	95	—	95	95	—	95
Total	$35,077	$19,440	$7,635	$27,075	$3,260	$29,140

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At June 30, 2017 and December 31, 2016, Trustmark held $420 thousand and $269 thousand, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  Consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings totaled $174 thousand at June 30, 2017 compared to $101 thousand at December 31, 2016.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At June 30, 2017 and 2016, LHFI classified as TDRs totaled $13.2 million and $7.7 million, respectively, and were comprised of credits with interest-only payments for an extended period of time which totaled $9.5 million and $5.4 million, respectively.  The remaining TDRs at June 30, 2017 and 2016 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $506 thousand and $1.7 million at June 30, 2017 and 2016, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  There were no specific charge-offs related to TDRs for the six months ended June 30, 2017 or June 30, 2016.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2017			2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	—	$—	$—	1	$14	$14
Loans secured by 1-4 family residential properties	9	834	839	6	669	669
Commercial and industrial loans	1	244	244	—	—	—
Consumer loans	—	—	—	1	2	2
Total	10	$1,078	$1,083	8	$685	$685

	Six Months Ended June 30,
	2017			2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$341	$325	1	$14	$14
Loans secured by 1-4 family residential properties	16	1,168	1,177	8	740	740
Commercial and industrial loans	1	244	244	—	—	—
Consumer loans	—	—	—	1	2	2
Total	18	$1,753	$1,746	10	$756	$756

	Six Months Ended June 30,
	2017		2016
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	—	$—	1	$16
Commercial and industrial	2	—	—	—
Total	2	$—	1	$16

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

The following tables detail LHFI classified as TDRs by loan type at June 30, 2017 and 2016 ($ in thousands):

	June 30, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$641	$641
Secured by 1-4 family residential properties	—	3,589	3,589
Secured by nonfarm, nonresidential properties	—	802	802
Commercial and industrial loans	—	8,207	8,207
Consumer loans	—	1	1
Total TDRs	$—	$13,240	$13,240

	June 30, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$577	$577
Secured by 1-4 family residential properties	—	3,187	3,187
Secured by nonfarm, nonresidential properties	—	3,501	3,501
Commercial and industrial loans	—	437	437
Consumer loans	—	2	2
Total TDRs	$—	$7,704	$7,704

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio as it relates to credit file completion and financial statement exceptions, underwriting, collateral documentation and compliance with law as shown below:

•

Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content and completeness and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits.  Also included is an evaluation of the systems/procedures used to insure compliance with policy.

•

Underwriting – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within loan policy requirements.  A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled.  Total policy exceptions measure the level of underwriting and other policy exceptions within a loan portfolio.

•

Collateral Documentation – focuses on the adequacy of documentation to perfect Trustmark’s collateral position and substantiate collateral value.  Collateral exceptions measure the level of documentation exceptions within a loan portfolio.  Collateral exceptions occur when certain collateral documentation is either not present or not current.

•

Compliance with Law – focuses on underwriting, documentation, approval and reporting in compliance with banking laws and regulations.  Primary emphasis is directed to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), Regulation O requirements and regulations governing appraisals.

Commercial Credits

Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to delineate the level of risk across the ten unique credit risk grades.  Credit risk grade definitions are as follows:

•

Risk Rate (RR) 1 through RR 6 – Grades one through six represent groups of loans that are not subject to criticism as defined in regulatory guidance.  Loans in these groups exhibit characteristics that represent low to moderate risk measured by using a variety of credit risk criteria such as cash flow coverage, debt service coverage, balance sheet leverage, liquidity, management experience, industry position, prevailing economic conditions, support from secondary sources of repayment and other credit factors that may be relevant to a specific loan.  In general, these loans are supported by properly margined collateral and guarantees of principal parties.

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

The tables below present LHFI by loan type and credit quality indicator at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$851,746	$116	$7,947	$391	$860,200
Secured by 1-4 family residential properties	128,171	149	5,937	202	134,459
Secured by nonfarm, nonresidential properties	2,048,696	791	58,723	743	2,108,953
Other real estate secured	421,084	9,964	669	—	431,717
Commercial and industrial loans	1,483,083	13,110	137,930	877	1,635,000
Consumer loans	—	—	—	—	—
State and other political subdivision loans	920,300	5,850	10,710	—	936,860
Other loans	407,888	—	21,200	326	429,414
Total	$6,260,968	$29,980	$243,116	$2,539	$6,536,603

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$61,372	$333	$14	$110	$61,829	$922,029
Secured by 1-4 family residential properties	1,496,922	7,929	920	15,738	1,521,509	1,655,968
Secured by nonfarm, nonresidential properties	414	—	—	—	414	2,109,367
Other real estate secured	491	—	—	—	491	432,208
Commercial and industrial loans	—	—	—	—	—	1,635,000
Consumer loans	168,005	2,093	269	491	170,858	170,858
State and other political subdivision loans	—	—	—	—	—	936,860
Other loans	4,297	44	—	—	4,341	433,755
Total	$1,731,501	$10,399	$1,203	$16,339	$1,759,442	$8,296,045

	December 31, 2016
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$752,318	$9,567	$8,086	$465	$770,436
Secured by 1-4 family residential properties	124,615	170	6,162	129	131,076
Secured by nonfarm, nonresidential properties	1,989,554	4,394	38,913	584	2,033,445
Other real estate secured	315,829	762	890	—	317,481
Commercial and industrial loans	1,386,155	7,095	134,199	985	1,528,434
Consumer loans	—	—	—	—	—
State and other political subdivision loans	899,935	6,450	11,130	—	917,515
Other loans	382,890	—	2,685	350	385,925
Total	$5,851,296	$28,438	$202,065	$2,513	$6,084,312

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,701	$188	$54	$58	$61,001	$831,437
Secured by 1-4 family residential properties	1,503,096	7,377	1,436	17,058	1,528,967	1,660,043
Secured by nonfarm, nonresidential properties	731	—	—	—	731	2,034,176
Other real estate secured	667	—	—	—	667	318,148
Commercial and industrial loans	—	—	—	—	—	1,528,434
Consumer loans	168,031	1,891	341	299	170,562	170,562
State and other political subdivision loans	—	—	—	—	—	917,515
Other loans	4,940	33	—	—	4,973	390,898
Total	$1,738,166	$9,489	$1,831	$17,415	$1,766,901	$7,851,213

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $29.9 million and $28.3 million at June 30, 2017 and December 31, 2016, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2017 or 2016.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$112	$8,612	$8,724
Secured by 1-4 family residential properties	1,320	9,174	10,494
Secured by nonfarm, nonresidential properties	3,085	21,565	24,650
Other real estate secured	—	3,194	3,194
Commercial and industrial loans	1,652	20,228	21,880
Consumer loans	—	3,314	3,314
State and other political subdivision loans	—	759	759
Other loans	—	3,169	3,169
Total allowance for loan losses, LHFI	$6,169	$70,015	$76,184

	December 31, 2016
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land loans	$103	$8,982	$9,085
Secured by 1-4 family residential properties	960	9,387	10,347
Secured by nonfarm, nonresidential properties	221	20,746	20,967
Other real estate secured	—	2,263	2,263
Commercial and industrial loans	1,976	20,035	22,011
Consumer loans	—	3,241	3,241
State and other political subdivision loans	—	859	859
Other loans	—	2,492	2,492
Total allowance for loan losses, LHFI	$3,260	$68,005	$71,265

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,980	$920,049	$922,029
Secured by 1-4 family residential properties	5,260	1,650,708	1,655,968
Secured by nonfarm, nonresidential properties	17,884	2,091,483	2,109,367
Other real estate secured	—	432,208	432,208
Commercial and industrial loans	23,737	1,611,263	1,635,000
Consumer loans	1	170,857	170,858
State and other political subdivision loans	—	936,860	936,860
Other loans	4,523	429,232	433,755
Total	$53,385	$8,242,660	$8,296,045

	December 31, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$2,441	$828,996	$831,437
Secured by 1-4 family residential properties	4,649	1,655,394	1,660,043
Secured by nonfarm, nonresidential properties	6,219	2,027,957	2,034,176
Other real estate secured	—	318,148	318,148
Commercial and industrial loans	13,669	1,514,765	1,528,434
Consumer loans	2	170,560	170,562
State and other political subdivision loans	—	917,515	917,515
Other loans	95	390,803	390,898
Total	$27,075	$7,824,138	$7,851,213

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$72,445	$69,668	$71,265	$67,619
Loans charged-off	(2,118)	(3,251)	(6,320)	(6,614)
Recoveries	2,936	2,783	5,556	5,952
Net recoveries (charge-offs)	818	(468)	(764)	(662)
Provision for loan losses, LHFI	2,921	2,596	5,683	4,839
Balance at end of period	$76,184	$71,796	$76,184	$71,796

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended June 30, 2017 and 2016 ($ in thousands):

	2017
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land	$9,085	$(58)	$753	$(1,056)	$8,724
Secured by 1-4 family residential properties	10,347	(343)	904	(414)	10,494
Secured by nonfarm, nonresidential properties	20,967	(20)	236	3,467	24,650
Other real estate secured	2,263	—	26	905	3,194
Commercial and industrial loans	22,011	(2,186)	869	1,186	21,880
Consumer loans	3,241	(1,318)	978	413	3,314
State and other political subdivision loans	859	—	—	(100)	759
Other loans	2,492	(2,395)	1,790	1,282	3,169
Total allowance for loan losses, LHFI	$71,265	$(6,320)	$5,556	$5,683	$76,184

	2016
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land loans	$11,587	$(212)	$657	$(1,314)	$10,718
Secured by 1-4 family residential properties	10,678	(970)	566	(459)	9,815
Secured by nonfarm, nonresidential properties	21,563	(105)	802	2,090	24,350
Other real estate secured	2,467	—	3	284	2,754
Commercial and industrial loans	15,815	(1,810)	318	3,628	17,951
Consumer loans	2,879	(889)	1,822	(780)	3,032
State and other political subdivision loans	809	—	—	104	913
Other loans	1,821	(2,628)	1,784	1,286	2,263
Total allowance for loan losses, LHFI	$67,619	$(6,614)	$5,952	$4,839	$71,796

Note 5 – Acquired Loans

During the first quarter of 2017, Trustmark modified the presentation of the acquired loans disclosures to eliminate the segmentation of acquired noncovered loans and acquired covered loans due to the significantly reduced size of the acquired covered loan portfolio.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans other than loans secured by 1-4 family residential properties expired on June 30, 2016.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021. Effective July 1, 2016, all acquired covered loans excluding the acquired covered loans secured by 1-4 family residential properties were reclassified to acquired noncovered loans.  The revised presentation reflects total acquired loan information in the accompanying consolidated balance sheets and tables below.  All prior period information has been reclassified to conform to the current period presentation.

Loans acquired in the Reliance merger completed on April 7, 2017 were evaluated using a fair value process to determine the degree of credit deterioration since origination and the collectibility of contractually required payments.  Approximately $7.9 million of the loans acquired in the Reliance merger exhibited evidence of significant credit deterioration since origination and for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments.  These loans are accounted for as acquired impaired loans under FASB ASC Topic 310-30.

At June 30, 2017 and December 31, 2016, acquired loans consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$35,054	$20,850
Secured by 1-4 family residential properties	74,313	69,540
Secured by nonfarm, nonresidential properties	132,663	103,820
Other real estate secured	19,553	19,010
Commercial and industrial loans	34,375	36,896
Consumer loans	2,833	3,365
Other loans	16,119	18,766
Acquired loans	314,910	272,247
Allowance for loan losses, acquired loans	(7,423)	(11,397)
Net acquired loans	$307,487	$260,850

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2016	$310,762	$67,657
Accretion to interest income	18,405	40
Payments received, net	(111,522)	(24,953)
Other (2)	(134)	—
Change in allowance for loan losses, acquired loans	596	(1)
Carrying value, net at December 31, 2016	218,107	42,743
Transfers (3)	—	(36,719)
Additions (4)	7,899	109,548
Accretion to interest income	7,278	530
Payments received, net	(32,909)	(12,821)
Other (2)	(422)	279
Change in allowance for loan losses, acquired loans	3,974	—
Carrying value, net at June 30, 2017	$203,927	$103,560

(1)	"Acquired Not ASC 310-30" loans consist of loans that are not in scope for FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."
(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(3)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(4)	Loans acquired in the Reliance merger on April 7, 2017.

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

	Six Months Ended June 30,
	2017	2016
Accretable yield at beginning of period	$(38,918)	$(52,672)
Accretion to interest income	7,278	9,992
Additions due to acquisitions (1)	(784)	—
Disposals, net	799	2,427
Reclassification from nonaccretable difference (2)	(3,957)	(5,741)
Accretable yield at end of period	$(35,582)	$(45,994)

(1)	Accretable yield on loans acquired from Reliance on April 7, 2017.
(2)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$10,006	$13,535	$11,397	$11,992
Provision for loan losses, acquired loans	(2,564)	607	(4,169)	1,916
Loans charged-off	(19)	(2,054)	—	(2,451)
Recoveries	—	392	195	1,023
Net (charge-offs) recoveries	(19)	(1,662)	195	(1,428)
Balance at end of period	$7,423	$12,480	$7,423	$12,480

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

The tables below present the acquired loans by loan type and credit quality indicator at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$21,059	$1,506	$7,818	$261	$30,644
Secured by 1-4 family residential properties		16,203	987	4,104	53	21,347
Secured by nonfarm, nonresidential properties		108,730	3,568	19,846	477	132,621
Other real estate secured		14,172	114	4,339	522	19,147
Commercial and industrial loans		24,019	870	8,201	1,285	34,375
Consumer loans		—	—	—	—	—
Other loans		10,568	48	5,386	116	16,118
Total acquired loans		$194,751	$7,093	$49,694	$2,714	$254,252

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$3,756	$654	$—	$—	$4,410	$35,054
Secured by 1-4 family residential properties	51,030	1,601	335	—	52,966	74,313
Secured by nonfarm, nonresidential properties	42	—	—	—	42	132,663
Other real estate secured	406	—	—	—	406	19,553
Commercial and industrial loans	—	—	—	—	—	34,375
Consumer loans	2,600	233	—	—	2,833	2,833
Other loans	1	—	—	—	1	16,119
Total acquired loans	$57,835	$2,488	$335	$—	$60,658	$314,910

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$12,148	$99	$6,469	$322	$19,038
Secured by 1-4 family residential properties		14,552	61	4,066	69	18,748
Secured by nonfarm, nonresidential properties		83,271	435	19,553	511	103,770
Other real estate secured		15,344	—	2,673	565	18,582
Commercial and industrial loans		22,024	18	13,494	1,354	36,890
Consumer loans		—	—	—	—	—
Other loans		12,954	—	5,649	161	18,764
Total acquired loans		$160,293	$613	$51,904	$2,982	$215,792

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,801	$—	$11	$—	$1,812	$20,850
Secured by 1-4 family residential properties	48,695	1,364	709	24	50,792	69,540
Secured by nonfarm, nonresidential properties	50	—	—	—	50	103,820
Other real estate secured	428	—	—	—	428	19,010
Commercial and industrial loans	6	—	—	—	6	36,896
Consumer loans	3,250	51	64	—	3,365	3,365
Other loans	2	—	—	—	2	18,766
Total acquired loans	$54,232	$1,415	$784	$24	$56,455	$272,247

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At June 30, 2017 and December 31, 2016, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At June 30, 2017, approximately $439 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $631 thousand of acquired loans at December 31, 2016.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$966	$22	$1,779	$2,767	$314	$31,973	$35,054
Secured by 1-4 family residential properties	1,646	298	584	2,528	125	71,660	74,313
Secured by nonfarm, nonresidential properties	333	63	1,359	1,755	—	130,908	132,663
Other real estate secured	—	—	271	271	—	19,282	19,553
Commercial and industrial loans	89	—	1	90	—	34,285	34,375
Consumer loans	175	58	—	233	—	2,600	2,833
Other loans	—	—	—	—	—	16,119	16,119
Total acquired loans	$3,209	$441	$3,994	$7,644	$439	$306,827	$314,910

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$321	$100	$821	$1,242	$—	$19,608	$20,850
Secured by 1-4 family residential properties	1,495	412	1,057	2,964	41	66,535	69,540
Secured by nonfarm, nonresidential properties	1,658	38	343	2,039	328	101,453	103,820
Other real estate secured	769	—	1,445	2,214	—	16,796	19,010
Commercial and industrial loans	60	39	—	99	262	36,535	36,896
Consumer loans	51	—	64	115	—	3,250	3,365
Other loans	—	—	—	—	—	18,766	18,766
Total acquired loans	$4,354	$589	$3,730	$8,673	$631	$262,943	$272,247

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$80,239	$74,007
Origination of servicing assets	7,497	7,211
Change in fair value:
Due to market changes	175	(13,899)
Due to run-off	(5,283)	(4,505)
Balance at end of period	$82,628	$62,814

During the first six months of 2017 and 2016, Trustmark sold $556.6 million and $590.7 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $8.6 million for the first six months of 2017 compared to $8.1 million for the first six months of 2016.  The table below details the mortgage loans sold and serviced for others at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016
Federal National Mortgage Association	$4,060,170	$3,992,349
Government National Mortgage Association	2,332,898	2,291,398
Federal Home Loan Mortgage Corporation	51,901	55,006
Other	28,671	32,589
Total mortgage loans sold and serviced for others	$6,473,640	$6,371,342

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  Trustmark incurred $210 thousand of mortgage loan servicing putback expenses, included in other expense, during both the first six months of 2017 and 2016.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$1,130	$1,685
Provision for putback expenses	210	210
Other (1)	706	(944)
Balance at end of period	$2,046	$951
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 7 – Other Real Estate

At June 30, 2017, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2017	2016 (1)
Balance at beginning of period	$62,051	$78,828
Additions (2)	4,498	8,668
Disposals	(14,430)	(14,587)
Write-downs	(2,161)	(3,019)
Balance at end of period	$49,958	$69,890

Gain, net on the sale of other real estate included in other real estate expense	$1,518	$3,445

(1)	The changes and gains, net on other real estate for the six months ended June 30, 2016 include covered other real estate.
(2)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

At June 30, 2017 and December 31, 2016, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Construction, land development and other land properties	$31,422	$36,871
1-4 family residential properties	6,709	7,926
Nonfarm, nonresidential properties	11,493	16,817
Other real estate properties	334	437
Total other real estate	$49,958	$62,051

At June 30, 2017 and December 31, 2016, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Alabama	$13,301	$15,989
Florida	17,377	22,582
Mississippi (1)	14,377	15,646
Tennessee (2)	3,363	6,183
Texas	1,540	1,651
Total other real estate	$49,958	$62,051

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 8 – Deposits

At June 30, 2017 and December 31, 2016, deposits consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Noninterest-bearing demand	$3,092,915	$2,973,238
Interest-bearing demand	2,155,516	1,875,312
Savings	3,438,790	3,586,369
Time	1,736,170	1,621,093
Total	$10,423,391	$10,056,012

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $274.9 million and $284.4 million at June 30, 2017 and December 31, 2016, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of June 30, 2017, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$71,075	$75,795
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,855	51,212
Total securities sold under repurchase agreements	$122,930	$127,007

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark Capital Accumulation Plan

Trustmark maintained a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Capital Accumulation Plan (the “Plan”) in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  Benefit accruals under the Plan were frozen in 2009, with the exception of benefit accruals for certain employees of acquired financial institutions covered through plans that were subsequently merged into the Plan.  Other than certain employees of acquired financial institutions, associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participated in the Plan retained their right to receive benefits that accrued before the Plan was frozen.  As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.  As a result of the termination of the Plan, each participant became fully vested in their accrued benefits under the Plan.

During the second quarter of 2017, Trustmark fully funded the Plan on a termination basis by contributing additional assets in the amount of $17.6 million in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements.  Participants in the Plan elected to receive either a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier.  Final distributions were made to participants from plan assets and a one-time pension settlement expense was recognized totaling $17.6 million.

Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions

To satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions and subsequently merged into the Plan (collectively, the “Continuing Associates”), on July 26, 2016, the Board also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Continuing Plan”), effective as of December 30, 2016, immediately prior to the termination of the Plan.

The following table presents information regarding the net periodic benefit cost for the Plan and the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$63	$108	$126	$216
Interest cost	627	830	1,292	1,660
Expected return on plan assets	(108)	(1,022)	(216)	(2,044)
Recognized net loss due to lump sum settlements	—	2,248	—	2,671
Recognized net loss due to defined benefit plan termination	17,644	—	17,644	—
Recognized net actuarial loss	565	660	1,130	1,321
Net periodic benefit cost	$18,791	$2,824	$19,976	$3,824

For the plan year ending December 31, 2017, Trustmark’s minimum required contribution is expected to be zero; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2017 to determine any additional funding requirements by December 31, which is the measurement date.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$35	$74	$70	$148
Interest cost	514	542	1,075	1,088
Amortization of prior service cost	62	62	125	125
Recognized net actuarial loss	215	214	437	435
Net periodic benefit cost	$826	$892	$1,707	$1,796

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2017
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	229,994	325,684
Granted	—	15,000
Released from restriction	(3,606)	(10,790)
Forfeited	(6,250)	(430)
Nonvested shares, end of period	220,138	329,464

	Six Months Ended June 30, 2017
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	237,136	322,056
Granted	58,406	103,224
Released from restriction	(66,207)	(94,652)
Forfeited	(9,197)	(1,164)
Nonvested shares, end of period	220,138	329,464

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Performance awards	$419	$307	$524	$407
Time-vested awards	802	532	1,650	1,393
Total compensation expense	$1,221	$839	$2,174	$1,800

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments and are not material to Trustmark’s financial statements.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At June 30, 2017 and 2016, Trustmark had unused commitments to extend credit of $2.952 billion and $2.978 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At June 30, 2017 and 2016, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $112.7 million and $112.4 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2017 and 2016, the fair value of collateral held was $34.7 million and $28.0 million, respectively.

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

TNB has been named as a defendant in two separately filed but consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints alleged that the plaintiffs were vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs sought compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 30, 2017, the parties agreed to the terms of a settlement of the consolidated lawsuits.  On May 4, 2017, the judge approved the settlement.  On May 24, 2017, the judge dismissed the lawsuit with prejudice.  The terms of the settlement are not material to Trustmark’s results of operations or financial condition.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic shares	67,736	67,620	67,712	67,615
Dilutive shares	157	150	152	146
Diluted shares	67,893	67,770	67,864	67,761

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average antidilutive stock awards	23	1	66	1

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2017	2016
Income taxes paid	$1,125	$18,756
Interest expense paid on deposits and borrowings	16,593	11,590
Noncash transfers from loans to other real estate (1)	4,023	8,668
Transfer of long-term FHLB advances to short-term	250,038	—
Assets acquired in business combination	196,265	—
Liabilities acquired in business combination	184,949	—

(1)	Includes transfers from covered loans to covered other real estate.

Trustmark adopted the amendments of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017.  ASU 2016-09 included amendments which affected the presentation of the accompanying consolidated statements of cash flows.  Specifically, ASU 2016-09 required that excess tax benefits from employee share-based payments to be classified as an operating activity along with other income tax cash flows, and required that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity.  Trustmark elected to present these changes on a retrospective basis in the accompanying consolidated statements of cash flows, which resulted in $126 thousand of excess tax expense from stock-based compensation arrangements being reclassified from financing activities to other operating activities, net and $949 thousand of withholding taxes paid for shares directly withheld being reclassified from other operating activities, net to financing activities for the six months ended June 30, 2016.  The adoption of ASU 2016-09 did not materially affect Trustmark’s consolidated financial statements.  For additional information regarding the amendments of ASU 2016-09 and the impact to Trustmark, see Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements.

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% at June 30, 2017 and 0.625% at December 31, 2016.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2017 and December 31, 2016 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,218,962	11.73%	5.750%	n/a
Trustmark National Bank	1,260,808	12.13%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,278,714	12.30%	7.250%	n/a
Trustmark National Bank	1,260,808	12.13%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,362,321	13.11%	9.250%	n/a
Trustmark National Bank	1,344,415	12.94%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,278,714	9.56%	4.00%	n/a
Trustmark National Bank	1,260,808	9.44%	4.00%	5.00%

At December 31, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,209,927	12.16%	5.125%	n/a
Trustmark National Bank	1,251,329	12.58%	5.125%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,269,660	12.76%	6.625%	n/a
Trustmark National Bank	1,251,329	12.58%	6.625%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,352,322	13.59%	8.625%	n/a
Trustmark National Bank	1,333,991	13.41%	8.625%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,269,660	9.90%	4.00%	n/a
Trustmark National Bank	1,251,329	9.77%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark did not repurchase any shares of its common stock during the six months ended June 30, 2017, compared to approximately 34 thousand shares valued at $750 thousand repurchased during the six months ended June 30, 2016.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the net change in the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the periods presented ($ in thousands).  Reclassification adjustments related to securities available for sale are included in security gains (losses), net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements, change in net actuarial loss and recognized net loss due to defined benefit plan termination on pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits, defined benefit plan termination and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$4,585	$(1,753)	$2,832	$9,372	$(3,585)	$5,787
Reclassification adjustment for net (gains) losses realized in net income	(1)	—	(1)	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	1,189	(455)	734	2,973	(1,137)	1,836
Total securities available for sale and transferred securities	5,773	(2,208)	3,565	12,345	(4,722)	7,623
Pension and other postretirement benefit plans:
Net change in prior service costs	62	(24)	38	62	(23)	39
Recognized net loss due to lump sum settlements	—	—	—	2,248	(860)	1,388
Change in net actuarial loss	780	(298)	482	874	(334)	540
Recognized net loss due to defined benefit plan termination	16,991	(6,499)	10,492	—	—	—
Total pension and other postretirement benefit plans	17,833	(6,821)	11,012	3,184	(1,217)	1,967
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(209)	80	(129)	(449)	172	(277)
Reclassification adjustment for loss realized in net income	78	(30)	48	156	(60)	96
Total cash flow hedge derivatives	(131)	50	(81)	(293)	112	(181)
Total other comprehensive income (loss)	$23,475	$(8,979)	$14,496	$15,236	$(5,827)	$9,409

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$6,870	$(2,627)	$4,243	$44,714	$(17,102)	$27,612
Reclassification adjustment for net (gains) losses realized in net income	(1)	—	(1)	310	(119)	191
Change in net unrealized holding loss on securities transferred to held to maturity	2,421	(926)	1,495	5,697	(2,179)	3,518
Total securities available for sale and transferred securities	9,290	(3,553)	5,737	50,721	(19,400)	31,321
Pension and other postretirement benefit plans:
Net change in prior service costs	125	(48)	77	125	(48)	77
Recognized net loss due to lump sum settlements	—	—	—	2,671	(1,022)	1,649
Change in net actuarial loss	1,567	(599)	968	1,756	(671)	1,085
Recognized net loss due to defined benefit plan termination	16,991	(6,499)	10,492	—	—	—
Total pension and other postretirement benefit plans	18,683	(7,146)	11,537	4,552	(1,741)	2,811
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(152)	58	(94)	(1,777)	680	(1,097)
Reclassification adjustment for loss realized in net income	177	(68)	109	316	(121)	195
Total cash flow hedge derivatives	25	(10)	15	(1,461)	559	(902)
Total other comprehensive income (loss)	$27,998	$(10,709)	$17,289	$53,812	$(20,582)	$33,230

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2017	$(20,800)	$(24,980)	$(18)	$(45,798)
Other comprehensive income (loss) before reclassification	5,738	—	(94)	5,644
Amounts reclassified from accumulated other comprehensive loss	(1)	11,537	109	11,645
Net other comprehensive income (loss)	5,737	11,537	15	17,289
Balance at June 30, 2017	$(15,063)	$(13,443)	$(3)	$(28,509)

Balance at January 1, 2016	$(17,394)	$(27,840)	$(160)	$(45,394)
Other comprehensive income (loss) before reclassification	31,130	—	(1,097)	30,033
Amounts reclassified from accumulated other comprehensive loss	191	2,811	195	3,197
Net other comprehensive income (loss)	31,321	2,811	(902)	33,230
Balance at June 30, 2016	$13,927	$(25,029)	$(1,062)	$(12,164)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$51,549	$—	$51,549	$—
Obligations of states and political subdivisions	96,514	—	96,514	—
Mortgage-backed securities	2,299,625	—	2,299,625	—
Securities available for sale	2,447,688	—	2,447,688	—
Loans held for sale	203,652	—	203,652	—
Mortgage servicing rights	82,628	—	—	82,628
Other assets - derivatives	2,551	34	1,519	998
Other liabilities - derivatives	1,824	952	872	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$56,039	$—	$56,039	$—
Obligations of states and political subdivisions	115,373	—	115,373	—
Mortgage-backed securities	2,185,270	—	2,185,270	—
Securities available for sale	2,356,682	—	2,356,682	—
Loans held for sale	175,927	—	175,927	—
Mortgage servicing rights	80,239	—	—	80,239
Other assets - derivatives	2,518	(524)	2,041	1,001
Other liabilities - derivatives	412	1,174	(762)	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2017 and 2016 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(5,108)	2,577
Additions	7,497	—
Sales	—	(2,580)
Balance, June 30, 2017	$82,628	$998

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2017	$175	$(572)

Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(18,404)	7,340
Additions	7,211	—
Sales	—	(3,781)
Balance, June 30, 2016	$62,814	$4,672

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2016	$(13,899)	$1,157

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2017, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2017, Trustmark had outstanding balances of $53.4 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $27.1 million at December 31, 2016.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $16.2 million were remeasured during the first six months of 2017, requiring write-downs of $2.2 million to reach their current fair values compared to $21.4 million of foreclosed assets that were remeasured during the first six months of 2016, requiring write-downs of $3.0 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016, are as follows ($ in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$325,229	$325,229	$328,206	$328,206
Securities held to maturity	1,139,754	1,142,285	1,158,643	1,157,046
Level 3 Inputs:
Net LHFI	8,219,861	8,323,752	7,779,948	7,825,009
Net acquired loans	307,487	307,487	260,850	260,850

Financial Liabilities:
Level 2 Inputs:
Deposits	10,423,391	10,419,769	10,056,012	10,059,794
Short-term liabilities	1,730,660	1,730,660	1,309,595	1,309,595
Long-term FHLB advances	978	978	251,049	251,050
Junior subordinated debt securities	61,856	44,536	61,856	41,057

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at June 30, 2017 and December 31, 2016.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2017, a net gain of $58 thousand and $3.7 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net gain of $1.0 million and $3.8 million for the three and six months ended June 30, 2016, respectively.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2017 included $1.2 million and $2.3 million, respectively, of interest earned on the LHFS accounted for under the fair value option, compared to $1.3 million and $2.2 million for the three and six months ended June 30, 2016, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $39.5 million and $43.9 million at June 30, 2017 and December 31, 2016, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016
Fair value of LHFS	$164,175	$132,002
LHFS contractual principal outstanding	160,060	132,047
Fair value less unpaid principal	$4,115	$(45)

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the six months ended June 30, 2017 and 2016.  The accumulated net after-tax loss related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $2 thousand and $17 thousand at June 30, 2017 and December 31, 2016, respectively.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $138 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $314.0 million at June 30, 2017 compared to $262.0 million at December 31, 2016.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $835 thousand compared to a net negative ineffectiveness of $1.9 million for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, the impact was a net positive ineffectiveness of $3.6 million compared to a net negative ineffectiveness of $1.5 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $253.0 million at June 30, 2017, with a positive valuation adjustment of $542 thousand, compared to $195.0 million, with a positive valuation adjustment of $2.8 million, at December 31, 2016.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $142.8 million at June 30, 2017, with a positive valuation adjustment of $998 thousand, compared to $97.9 million, with a positive valuation adjustment of $1.0 million, as of December 31, 2016.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $349.8 million related to this program, compared to $340.2 million as of December 31, 2016.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of June 30, 2017 and December 31, 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $798 thousand and $1.2 million, respectively.  As of June 30, 2017, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2017 and December 31, 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.9 million and $14.2 million, respectively.  At June 30, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.8 million compared to five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2017 and December 31, 2016.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of June 30, 2017 and December 31, 2016 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2017	December 31, 2016
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$(4)	$(28)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(141)	$(626)
Exchange traded purchased options included in other assets	175	102
OTC written options (rate locks) included in other assets	998	1,001
Interest rate swaps included in other assets	1,517	2,060
Credit risk participation agreements included in other assets	6	9
Forward contracts included in other liabilities	(542)	(2,838)
Exchange traded written options included in other liabilities	952	1,174
Interest rate swaps included in other liabilities	1,398	2,065
Credit risk participation agreements included in other liabilities	16	11

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(78)	$(156)	$(177)	$(316)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$2,698	$4,591	$1,154	$11,730
Amount of gain (loss) recognized in bank card and other fees	(25)	(148)	(53)	(206)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(129)	$(277)	$(94)	$(1,097)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,513	$—	$1,513	$(139)	$—	$1,374

Offsetting of Derivative Liabilities
As of June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,398	$—	$1,398	$(139)	$(100)	$1,159

Offsetting of Derivative Assets
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,032	$—	$2,032	$(499)	$—	$1,533

Offsetting of Derivative Liabilities
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,065	$—	$2,065	$(499)	$(937)	$629

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
General Banking
Net interest income	$101,794	$96,113	$199,205	$190,555
Provision for loan losses, net	357	3,203	1,514	6,755
Noninterest income	32,820	26,629	62,260	54,023
Noninterest expense	108,249	96,812	195,606	182,705
Income before income taxes	26,008	22,727	64,345	55,118
Income taxes	4,273	4,005	12,642	11,324
General banking net income	$21,735	$18,722	$51,703	$43,794

Selected Financial Information
Total assets	$13,837,564	$12,955,555	$13,837,564	$12,955,555
Depreciation and amortization	$9,497	$8,724	$18,333	$17,209

Wealth Management
Net interest income	$155	$207	$284	$452
Noninterest income	7,624	7,959	15,001	15,247
Noninterest expense	6,369	6,093	13,570	11,984
Income before income taxes	1,410	2,073	1,715	3,715
Income taxes	541	793	657	1,421
Wealth management net income	$869	$1,280	$1,058	$2,294

Selected Financial Information
Total assets	$7,014	$7,497	$7,014	$7,497
Depreciation and amortization	$37	$43	$74	$87

Insurance
Net interest income	$55	$57	$105	$110
Noninterest income	9,746	9,639	18,962	18,233
Noninterest expense	7,457	7,274	14,956	14,434
Income before income taxes	2,344	2,422	4,111	3,909
Income taxes	913	921	1,589	1,491
Insurance net income	$1,431	$1,501	$2,522	$2,418

Selected Financial Information
Total assets	$64,560	$67,297	$64,560	$67,297
Depreciation and amortization	$164	$191	$322	$383

Consolidated
Net interest income	$102,004	$96,377	$199,594	$191,117
Provision for loan losses, net	357	3,203	1,514	6,755
Noninterest income	50,190	44,227	96,223	87,503
Noninterest expense	122,075	110,179	224,132	209,123
Income before income taxes	29,762	27,222	70,171	62,742
Income taxes	5,727	5,719	14,888	14,236
Consolidated net income	$24,035	$21,503	$55,283	$48,506

Selected Financial Information
Total assets	$13,909,138	$13,030,349	$13,909,138	$13,030,349
Depreciation and amortization	$9,698	$8,958	$18,729	$17,679

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. In fact, ASU 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments of ASU 2017-09 are effective for interim and annual periods beginning after December 15, 2017 and must be applied prospectively to awards modified on or after the adoption date.  Management has evaluated the amendments of ASU 2017-09 and determined that the adoption of this ASU will have no impact on Trustmark’s consolidated financial statements.  However, should Trustmark modify the terms or conditions of any share-based payment award in the future, this modification would be evaluated and disclosed as appropriate based on the amendments of ASU 2017-09.

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. As of June 30, 2017, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-08 is not expected to have a material impact Trustmark’s consolidated financial statements.

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Issued in March 2017, ASU 2017-07 is designed to improve guidance related to the presentation of defined benefit costs in the income statement.  In particular, ASU No. 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  If a separate line item or items are used to present the other components of net benefit cost, then that line item or items must be appropriately described. However, if a separate line item or items are not used, then the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable.  The amendments of ASU 2017-07 become effective for interim and annual periods beginning after December 15, 2017.  The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on or after the adoption date, for capitalization of the service cost component in assets.  Management has evaluated the impact this ASU will have on Trustmark’s consolidated financial statements.  Based on this evaluation, Management believes that upon adoption the amendments of ASU 2017-07 would require a reclassification of the net periodic benefit cost, with the exception of the service cost component, from salaries and employee benefits to other expense on the consolidated statements of income for each period presented, which is not considered material to Trustmark’s consolidated financial statements.  Trustmark intends to adopt ASU 2017-07 during the first quarter of 2018, and will elect the available practical expedient which allows Trustmark to use the amounts disclosed in its pension and other postretirement benefits footnote for the prior comparative periods for applying the retrospective presentation requirements.

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

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which determines whether goodwill should be recorded or not. The amendments in ASU No. 2017-01 provide a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  If, however, the screen is not met, then the amendments in ASU 2017-01 require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements.  The revised definition will result in more transactions being recorded as asset acquisitions or dispositions as opposed to business acquisitions or dispositions.  The amendments of ASU 2017-01 are effective for interim and annual periods beginning after December 15, 2017 and must be applied prospectively to transactions occurring on or after the adoption date.  Management has evaluated the impact this ASU will have on Trustmark’s consolidated financial statements.  Based on this evaluation, Management does not believe that the amendments of ASU 2017-01 will have any impact to Trustmark’s consolidated financial statements at adoption; however, any future business combinations will be evaluated and disclosed as appropriate based on the amendments of ASU 2017-01.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark plans to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Trustmark has established a Current Expected Credit Loss (CECL) Steering Committee, a CECL Working Group and a Vendor Vetting Working Group which include the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.  The Vendor Vetting Working Group and the CECL Steering Committee have completed the appropriate due diligence and selected a third-party vendor to provide an automated allowance for loan loss software as well as advisory services in developing a new allowance for loan loss methodology that would be compliant with amendments of ASU 2016-13.  Trustmark will begin working with the approved third-party vendor during the third quarter of 2017.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  Trustmark plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019.  At adoption, Trustmark will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis.  As of December 31, 2016, all leases in which Trustmark was the lessee were classified as operating leases and the total outstanding lease obligation was $58.0 million, or 0.4% of total assets.  Management is currently evaluating these lease obligations as potential lease assets and liabilities as defined by ASU 2016-02.  Trustmark does not anticipant any material impact to its consolidated statements of income as a result of the adoption of this ASU.  Trustmark has an immaterial amount of leases in which it is the lessor.  Based on Management’s evaluation to date, Trustmark does not expect the amendments of ASU 2016-02 to have any material impact to these leases or the related income.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Trustmark plans to adopt the amendments of ASU 2016-01 during the first quarter of 2018.  Management has evaluated the impact this ASU will have on Trustmark’s consolidated financial statements.  Through this evaluation, Management has determined that Trustmark’s investments in member bank stock, which are equity securities that do not have readily determinable fair values, are not within the scope of ASU 2016-01.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock” included in Item 8 of Trustmark’s Annual Report on Form 10-K for information regarding Trustmark’s investment in member bank stock.  Management has also determined that the principal area impacted by the amendments of ASU 2016-01 will be Trustmark’s fair value related disclosures, specifically amendments (iii) and (iv) described above, and is currently evaluating various third-party vendors to measure the fair value of the LHFI portfolio using the exit price notion as required by amendment (iv) above.  The adoption of ASU 2016-01 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  Trustmark plans to adopt these amendments during the first quarter of 2018 using the modified retrospective method of application.  Management is continuing to evaluate the impact ASU 2014-09 will have on Trustmark’s consolidated financial statements.  Based on this evaluation to date, Management has determined that the majority of the revenues earned by Trustmark are not within the scope of ASU 2014-09.  Management also believes that for most revenue streams within the scope of ASU 2014-09, the amendments will not change the timing of when the revenue is recognized.  Management will continue to evaluate the impact the adoption of ASU 2014-09 will have on Trustmark’s consolidated financial statements, focusing on noninterest income sources within the scope of ASU 2014-09 as well as new disclosures required by these amendments; however, the adoption of ASU 2014-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2017, TNB had total assets of $13.907 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 199 offices and 2,858 full-time equivalent associates (measured at June 30, 2017) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $152.2 million and $295.8 million for the three and six months ended June 30, 2017, respectively, an increase of 8.2% and 6.2%, respectively, when compared to the same time periods in 2016.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the loans held for investment (LHFI) portfolio, which increased $444.8 million, or 5.7%, during the first six months of 2017.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $408.1 million, or 5.2%, during the first six months of 2017.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2017, to shareholders of record on September 1, 2017.

On April 7, 2017, Trustmark completed its previously announced merger with RB Bancorporation (Reliance).  Reliance was the holding company for Reliance Bank, which had seven offices serving the Huntsville, Alabama metropolitan service area in northern Alabama.  Reliance Bank was merged into TNB simultaneously with the merger of Trustmark and Reliance.  Under the terms of the merger agreement dated November 14, 2016, Trustmark paid $22.00 in cash for each share of Reliance common stock outstanding, which represented payment to Reliance common shareholders of approximately $23.7 million.  In addition, Trustmark paid off Reliance preferred stock of $1.1 million bringing the total consideration paid to $24.8 million.  The operations of Reliance are included in Trustmark’s operating results from April 7, 2017 and did not have a material impact on Trustmark’s results of operations.  During the second quarter of 2017, Trustmark included non-routine merger transaction expenses in other expense totaling $3.2 million.

As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Trustmark Capital Accumulation Plan, a noncontributory tax-qualified defined benefit pension plan, effective as of December 31, 2016.  The final distributions were made from current plan assets and a one-time pension settlement expense of $17.6 million was recognized when paid by Trustmark during the second quarter of 2017.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement in the first six months of 2017; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the pace of further tightening of monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the new presidential administration.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the June 2017 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a slight to moderate pace during the reporting period, and noted rising consumer spending, increased manufacturing, mixed reports on residential and non-residential construction and sales as well as improved conditions in the energy industry, improvements in labor markets, and steady to increasing loan demand.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting positive outlooks for the near term.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace with optimistic outlooks for increased activity over the next year, labor markets remained tight and wage growth was stable, and manufacturing activity increased.  The Federal Reserve’s Sixth District also reported that sales and construction of residential real estate increased compared to levels one year ago, and commercial real estate demand continued to improve, but cautioned that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Sixth District noted competition among financial institutions increased for loan customers, overall loan growth varied and higher deposit levels at many institutions.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported slight improvements in economic conditions, modest growth in manufacturing, and modest declines in residential real estate activity due to shortages in inventory.  The Federal Reserve’s Eighth District also reported that increased interest rates have had little impact on the residential real estate market, increased loan demand with robust to moderate growth noted across most lending categories and deposit levels expanded at a moderate rate, noting growth in district bank deposits was approximately three times the national rate over the past three years.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded moderately, manufacturing activity and demand for non-financial services increased, while growth in retail sale slowed, and noted increased lending activity (although at a slower pace) and deposit volumes as well as growth in housing demand and commercial leasing activity including in the Houston market in which overall market conditions have begun to stabilize.  The Federal Reserve’s Eleventh District also reported drilling activity and demand for oil field services continued to improve during the period and oil and gas production increased and noted that outlooks for the near term remain positive; however, less optimistic as concern remains over the sustainability of the accelerating pace of oil and gas activity.

During June 2017, the FRB increased the target range for the federal funds rate for the third consecutive quarter, and indicated that it may further increase rates during 2017, depending on economic conditions.  It is not possible to predict the timing or amount of any such additional increases.  The extended period of low interest rates continues to place pressure on net interest margins for Trustmark (as well as its competitors); however, interest rates have increased during the first half of 2017 and are expected to continue.  Any increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, nor the impact rising rates will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $24.0 million, or basic and diluted earnings per share (EPS) of $0.35, in the second quarter of 2017, compared to $21.5 million, or basic and diluted EPS of $0.32, in the second quarter of 2016.  The increase in net income when the second quarter of 2017 is compared to the same time period in 2016 was principally due to the increase in total revenue and the decline in the provision for loan losses, acquired loans, which was largely offset by an increase in noninterest expense.  During the second quarter of 2017, Trustmark received $4.9 million in nontaxable proceeds related to life insurance acquired in a previous acquisition.  Additionally, Trustmark incurred non-routine transaction expenses of $17.6 million related to the termination of the defined benefit pension plan and $3.2 million related to the completion of the Reliance merger during the second quarter of 2017. Excluding these non-routine transactions, net income for the second quarter of 2017 totaled $32.0 million, or diluted EPS of $0.47.  Trustmark’s reported performance during the quarter ended June 30, 2017 produced a return on average tangible equity of 8.68%, a return on average assets of 0.70%, an average equity to average assets ratio of 11.29% and a dividend payout ratio of 65.71%, compared to a return on average tangible equity of 8.08%, a return on average assets of 0.67%, an average equity to average assets ratio of 11.80% and a dividend payout ratio of 71.88% during the quarter ended June 30, 2016.  For a reconciliation between the reported net income and the net income adjusted for significant non-routine transactions as well as select financial ratios, please see the section captioned “Significant Non-Routine Transactions.”

Trustmark reported net income of $55.3 million, or basic and diluted EPS of $0.82 and $0.81, respectively, for the six months ended June 30, 2017, compared to $48.5 million, or basic and diluted EPS of $0.72, for the same time period in 2016.  The increase in net income when the first six months of 2017 is compared to the same time period in 2016 was primarily due to the increase in total revenue and the decline in the provision for loan losses, acquired loans, which was partially offset by an increase in noninterest expense.  Excluding the non-routine transactions previously discussed, net income for the first six months of 2017 totaled $63.3 million, or diluted EPS of $0.93.  Trustmark’s reported performance during the first six months of 2017 produced a return on average tangible equity of 10.02%, a return on average assets of 0.82%, an average equity to average assets ratio of 11.38% and a dividend payout ratio of 56.10%, compared to a return on average tangible equity of 9.16%, a return on average assets of 0.76%, an average equity to average assets ratio of 11.77% and a dividend payout ratio of 63.89% for the first six months of 2016.

Revenue, which is defined as net interest income plus noninterest income, totaled $152.2 million and $295.8 million for the three and six months ended June 30, 2017, an increase of $11.6 million, or 8.2%, and $17.2 million, or 6.2%, respectively, when compared to the same time periods in 2016.  The increase in total revenue for both the three and six months ended June 30, 2017 was principally the result of increases in interest and fees on loans held for sale (LHFS) and LHFI and mortgage banking, net as well as the nontaxable life insurance proceeds received in the second quarter of 2017, partially offset by an increase in total interest expense and a decline in interest and fees on acquired loans.  Excluding the nontaxable life insurance proceeds previously discussed, revenue totaled $147.3 million and $290.9 million for the three and six months ended June 30, 2017, an increase of $6.7 million, or 4.8%, and $12.3 million, or 4.4%, respectively, when compared to the same time periods in 2016.

Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2017 increased $11.2 million, or 15.2%, and $18.4 million, or 12.6%, respectively, compared to the same time periods in 2016, primarily due to an increase in the LHFI portfolio.  LHFI totaled $8.296 billion at June 30, 2017, an increase of $890.9 million, or 12.0%, when compared to June 30, 2016, as a result of net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio.  Mortgage banking, net for the three and six months ended June 30, 2017 increased $2.3 million, or 34.0%, and $3.8 million, or 24.5%, respectively, compared to the same time periods in 2016, principally due to a net positive hedge ineffectiveness for 2017 compared to a net negative hedge ineffectiveness for 2016.  Interest expense for the three and six months ended June 30, 2017 increased $3.8 million, or 64.1%, and $5.3 million, or 44.7%, respectively, when compared to the same time periods in 2016 principally due to increases in interest on deposits and other interest expense.  Interest expense on deposits for the three and six months ended June 30, 2017 increased $2.0 million, or 63.6%, and $2.9 million, or 46.9%, respectively, when compared to the same time periods in 2016, principally due to increases in average balances of and rates on interest checking and money market deposit accounts as well as higher rates on certificates of deposit.  Other interest expense increased $1.2 million, or 49.4%, and $1.5 million, or 30.8%, respectively, when the three and six months ended June 30, 2017 are compared to the same time periods in 2016, principally due to increases in rates and average balances of short-term FHLB advances partially offset by the decline in interest expense on the subordinated notes.  Interest and fees on acquired loans for the three and six months ended June 30, 2017 decreased $1.8 million, or 22.2%, and $3.6 million, or 24.0%, respectively, when compared to the same time periods in 2016, as a result of declines in accretion income and recovery on the settlement of debt, primarily related to loans acquired in the BancTrust merger, as acquired loans continue to pay-down as anticipated, partially offset by interest and fees on loans acquired in the Reliance merger.

Trustmark’s provision for loan losses, LHFI for the three and six months ended June 30, 2017 totaled $2.9 million and $5.7 million, an increase of $325 thousand, or 12.5%, and $844 thousand, or 17.4%, respectively, when compared to a provision for loan losses, LHFI of $2.6 million and $4.8 million for the three and six months ended June 30, 2016.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three and six months ended June 30, 2017 totaled a negative $2.6 million and $4.2 million, a decrease of $3.2 million and $6.1 million, respectively, when compared to a positive provision of $607 thousand and $1.9 million for the three and six months ended June 30, 2016.  The decrease in the provision for loan losses, acquired loans for the three and six months ended June 30, 2017 when compared to the same time period in 2016 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in previously acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $357 thousand and $1.5 million for the three and six months ended June 30, 2017, a decrease of $2.8 million, or 88.9%, and $5.2 million, or 77.6%, respectively, when compared to the same time period in 2016.

At June 30, 2017, nonperforming assets, excluding acquired loans, totaled $124.1 million, an increase of $12.8 million, or 11.5%, compared to December 31, 2016, primarily due to an increase in nonaccrual LHFI partially offset by a decline in other real estate.  Total nonaccrual LHFI were $74.1 million at June 30, 2017, representing an increase of $24.9 million, or 50.6%, relative to December 31, 2016, principally due to one large substandard energy credit and one healthcare related credit moving to nonaccrual status during the first six months of 2017.  Other real estate declined $12.1 million, or 19.5%, during the first six months of 2017 primarily due to properties sold in all five of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Florida, Alabama and Mississippi market regions partially offset by properties foreclosed in all five market regions.

LHFI totaled $8.296 billion at June 30, 2017, an increase of $444.8 million, or 5.7%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $408.1 million, or 5.2%, during the first six months of 2017.  The increase in LHFI, excluding the reclassified acquired loans, during the first six months of 2017 represented net growth in all five of Trustmark’s market regions and all loan categories, with the exception of loans secured by 1-4 family residential properties.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

While both classified and criticized LHFI balances remain at low levels and continue to reflect strong credit quality, both classified and criticized LHFI increased during the first six months of 2017.  As of June 30, 2017, classified LHFI balances increased $39.4 million, or 17.4%, while criticized LHFI balances increased $41.0 million, or 16.1%, when compared to balances at December 31, 2016.  The increases were primarily the result of a downgrade in one large energy-related credit during the first quarter of 2017 combined with downgrades associated with one healthcare and two commercial credits during the second quarter of 2017.  The energy-related downgrade was identified during Trustmark’s first quarter routine assessment of its energy portfolio, with no further significant deterioration noted in the most recent review of this portfolio.  All of the credits have been reserved for appropriately.

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

Total deposits were $10.423 billion at June 30, 2017, an increase of $367.4 million, or 3.7% compared to December 31, 2016.  During the first six months of 2017, noninterest-bearing deposits increased $119.7 million, or 4.0%, primarily due to growth in all categories of demand deposit accounts, while interest-bearing deposits increased $247.7 million, or 3.5%, primarily due to growth in all categories of interest-bearing deposit accounts with the exception of public interest checking and money market accounts, reflecting the Reliance merger and increases in interest rates.  Trustmark acquired $166.2 million of deposits in the Reliance merger, excluding these acquired deposits, total deposits at June 30, 2017 increased $201.2 million, or 2.0%.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Short-term borrowings totaled $1.731 billion at June 30, 2017, an increase of $421.1 million, or 32.2%, when compared to December 31, 2016 as a result of the increase in earning assets, principally LHFI, out-pacing the growth in deposits.  The increase in short-term borrowings was primarily due to an increase in the outstanding balance of short-term FHLB advances partially offset by a decline in upstream federal funds purchased as Trustmark continues to utilize these funding sources to fund the difference between loan and deposit growth.  Short-term FHLB advances increased $457.0 million during the first six months of 2017 as result of a $250.0 million long-term advance with the FHLB of Dallas being reclassified to short-term during May 2017, a $200.0 million increase in the outstanding balance of other short-term advances with the FHLB of Dallas, and $7.0 million of outstanding short-term advances with the FHLB of Atlanta which were acquired in the Reliance merger.  Upstream federal funds purchased decreased $34.4 million during the first six months of 2017.

Recent Legislative and Regulatory Developments

On July 10, 2017, the Consumer Financial Protection Bureau (CFPB) published a final rule substantially curtailing the ability of financial services providers and consumers to enter into pre-dispute arbitration clauses.  The final rule, which will apply to agreements entered into beginning in January 2018, applies to contracts that involve the extension of consumer credit, including credit card agreements.  Such contracts may not include an arbitration clause unless the clause expressly permits class actions against the financial service provider to proceed in court.  Additionally, the final rule requires financial services providers to provide copies of consumer arbitration agreements, claims, and decisions to the CFPB for possible publication.  On July 25, 2017, the U.S. House of Representatives voted to repeal the final rule pursuant to the Congressional Review Act, and similar legislation is currently pending in the U.S. Senate.  The outcome of efforts in the Senate to repeal the final rule is uncertain.  Management is currently evaluating the impact of the final rule on Trustmark's business should the rule take effect.

During April 2016, the Department of Labor (DOL) issued a final rule related to fiduciary standards that apply to providing advice to clients with respect to the investing of their retirement assets. The final rule expands the definition of a fiduciary under the Employee Retirement Income Security Act of 1974, as amended. Those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners generally must either avoid payments that create conflicts of interest or comply with an exemption issued by the DOL. Under new exemptions adopted with the rule, financial institutions will generally be obligated to acknowledge their status and the status of their individual advisers as "fiduciaries." Firms and advisers will be required to make prudent investment recommendations that are in their clients’ best interests and charge only reasonable compensation. Additionally, the new rule requires certain disclosures to be made to the investor, and ongoing compliance must be monitored and documented. On June 9, 2017, following a 60-day extension of the final rule’s applicability date, certain aspects of the final rule became applicable. The remaining aspects of the final rule will be phased in by January 1, 2018; however, it is possible that the rule could be modified or superseded by the U.S. Congress or federal regulators prior to becoming fully applicable. Management is closely monitoring developments, but cannot predict what the final outcome will be. Management does not expect the final rule to have a significant impact on the results of operation or financial condition of Trustmark or TNB.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K.

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statements of Income
Total interest income	$111,776	$102,331	$216,682	$202,929
Total interest expense	9,772	5,954	17,088	11,812
Net interest income	102,004	96,377	199,594	191,117
Provision for loan losses, LHFI	2,921	2,596	5,683	4,839
Provision for loan losses, acquired loans	(2,564)	607	(4,169)	1,916
Noninterest income	50,190	44,227	96,223	87,503
Noninterest expense	122,075	110,179	224,132	209,123
Income before income taxes	29,762	27,222	70,171	62,742
Income taxes	5,727	5,719	14,888	14,236
Net Income	$24,035	$21,503	$55,283	$48,506

Revenue (1)
Total revenue	$152,194	$140,604	$295,817	$278,620

Per Share Data
Basic earnings per share	$0.35	$0.32	$0.82	$0.72
Diluted earnings per share	0.35	0.32	0.81	0.72
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	6.21%	5.72%	7.23%	6.49%
Return on average tangible equity	8.68%	8.08%	10.02%	9.16%
Return on average assets	0.70%	0.67%	0.82%	0.76%
Average equity/average assets	11.29%	11.80%	11.38%	11.77%
Net interest margin (fully taxable equivalent)	3.49%	3.56%	3.49%	3.55%
Dividend payout ratio	65.71%	71.88%	56.10%	63.89%

Credit Quality Ratios (2)
Net charge-offs/average loans	-0.04%	0.03%	0.02%	0.02%
Provision for loan losses/average loans	0.14%	0.14%	0.14%	0.13%
Nonperforming loans/total loans (incl LHFS*)	0.87%	0.85%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.45%	1.75%
Allowance for loan losses/total loans (excl LHFS*)	0.92%	0.97%

June 30,	2017	2016
Consolidated Balance Sheets
Total assets	$13,909,138	$13,030,349
Securities	3,587,442	3,561,510
Total loans (including LHFS* and acquired loans)	8,814,607	7,957,762
Deposits	10,423,391	9,531,524
Total shareholders' equity	1,561,918	1,523,467

Stock Performance
Market value - close	$32.16	$24.85
Book value	23.06	22.53
Tangible book value	17.17	16.76

Capital Ratios
Total equity/total assets	11.23%	11.69%
Tangible equity/tangible assets	8.61%	8.97%
Tangible equity/risk-weighted assets	11.19%	11.85%
Tier 1 leverage ratio	9.56%	9.93%
Common equity tier 1 risk-based capital ratio	11.73%	12.32%
Tier 1 risk-based capital ratio	12.30%	12.94%
Total risk-based capital ratio	13.11%	13.82%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,552,240	$1,512,841	$1,542,722	$1,503,763
Less: Goodwill		(378,191)	(366,156)	(372,207)	(366,156)
Identifiable intangible assets		(19,713)	(24,961)	(19,831)	(25,835)
Total average tangible equity		$1,154,336	$1,121,724	$1,150,684	$1,111,772

PERIOD END BALANCES
Total shareholders' equity		$1,561,918	$1,523,467
Less: Goodwill		(379,627)	(366,156)
Identifiable intangible assets		(19,422)	(24,058)
Total tangible equity	(a)	$1,162,869	$1,133,253

TANGIBLE ASSETS
Total assets		$13,909,138	$13,030,349
Less: Goodwill		(379,627)	(366,156)
Identifiable intangible assets		(19,422)	(24,058)
Total tangible assets	(b)	$13,510,089	$12,640,135
Risk-weighted assets	(c)	$10,391,912	$9,559,816

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$24,035	$21,503	$55,283	$48,506
Plus: Intangible amortization net of tax		954	1,045	1,920	2,154
Net income adjusted for intangible amortization		$24,989	$22,548	$57,203	$50,660
Period end shares outstanding	(d)	67,740,901	67,623,601

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		8.68%	8.08%	10.02%	9.16%
Tangible equity/tangible assets	(a)/(b)	8.61%	8.97%
Tangible equity/risk-weighted assets	(a)/(c)	11.19%	11.85%
Tangible book value	(a)/(d)*1,000	$17.17	$16.76

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,561,918	$1,523,467
AOCI-related adjustments		28,509	12,164
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(360,198)	(348,158)
Other adjustments and deductions for CET1 (2)		(11,267)	(10,042)
CET1 capital	(e)	1,218,962	1,177,431
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		(247)	(328)
Additional tier 1 capital		59,753	59,672
Tier 1 Capital		$1,278,715	$1,237,103

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.73%	12.32%

(1)	Calculation = ((net income adjusted for intangible amortization/number of days in period)*number of days in year)/total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable

Significant Non-Routine Transactions

Trustmark discloses certain non-GAAP financial measures, including net income adjusted for significant non-routine transactions, because Management uses these measures for business planning purposes, including to manage Trustmark’s business against internal projected results of operations and to measure Trustmark’s performance.  Trustmark views net income adjusted for significant non-routine transactions as a measure of our core operating business, which excludes the impact of the items detailed below, as these items are generally not operational in nature.  This non-GAAP measure also provides another basis for comparing period-to-period results as presented in the accompanying selected financial data table and the consolidated financial statements by excluding potential differences caused by non-operational and unusual or non-recurring items.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety, and not to rely on any single financial measure.

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine transactions occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$24,035	$0.354	$21,503	$0.317	$55,283	$0.815	$48,506	$0.716

Significant non-routine transactions (net of taxes):
Early retirement program expense	—	—	5,738	0.085	—	—	5,738	0.085
Defined benefit plan termination	10,895	0.160	—	—	10,895	0.161	—	—
Reliance merger transaction expenses	1,999	0.029	—	—	1,999	0.029	—	—
Non-taxable gain on acquired life insurance proceeds	(4,894)	(0.072)	—	—	(4,894)	(0.072)	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$32,035	$0.471	$27,241	$0.402	$63,283	$0.933	$54,244	$0.801

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	6.21%	8.28%	5.72%	7.24%	7.23%	8.27%	6.49%	7.25%
Return on average tangible equity	8.68%	11.46%	8.08%	10.14%	10.02%	11.43%	9.16%	10.20%
Return on average assets	0.70%	0.93%	0.67%	0.85%	0.82%	0.94%	0.76%	0.85%

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

Net interest income-FTE for the three and six months ended June 30, 2017 increased $6.0 million, or 6.0%, and $9.2 million, or 4.6%, respectively, when compared with the same time periods in 2016.  The net interest margin for the three and six months ended June 30, 2017 decreased 7 and 6 basis points, respectively, to 3.49% when compared to the same time periods in 2016.  The decrease in the net interest margin for both the three and six months ended June 30, 2017 was primarily the result of declines in the yields on acquired loans and increases in the cost of interest-bearing deposits and other borrowings, partially offset by an increase in the yield on LHFI.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three and six months ended June 30, 2017 both declined 1 basis point to 3.37% and 3.38%, respectively, when compared to the same time periods in 2016, due to the factors discussed above.

Average interest-earning assets for the first six months of 2017 were $12.101 billion compared to $11.339 billion for the same time period in 2016, an increase of $761.7 million, or 6.7%.  The growth in average earning assets during the first six months of 2017 was primarily due to an increase in average loans (LHFS and LHFI) of $786.5 million, or 10.6%, and total securities of $41.9 million, or 1.2%, partially offset by a decrease in average acquired loans of $80.9 million, or 22.2%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $890.9 million, or 12.0%, increase in the LHFI portfolio when balances at June 30, 2017 are compared to balances at June 30, 2016.  This increase represented net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio.  The increase in average total securities was primarily due to purchases of taxable government-sponsored enterprise (GSE) guaranteed securities and securities acquired in the Reliance merger, partially offset by sales, calls, maturities and pay-downs of the underlying loans of these GSE securities.  The decline in average acquired loans was primarily attributable to pay-offs of acquired loans, principally related to the BancTrust merger, as well as the reclassification of $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI during the first quarter of 2017 due to the discount on these loans being fully amortized, partially offset by the loans acquired in the Reliance merger.

During the first six months of 2017, interest and fees on LHFS and LHFI-FTE increased $19.3 million, or 12.5%, when compared to the same time period in 2016, due to growth in LHFI, while the yield on loans (LHFS and LHFI) increased 8 basis points to 4.25% as a result of increases in interest rates during the period.  During the first six months of 2017, interest and fees on acquired loans decreased $3.6 million, or 24.0%, compared to the same time period in 2016, due to declines in accretion income and recovery on the settlement of debt, primarily related to loans acquired in the BancTrust merger, as acquired loans continue to pay-down as anticipated, partially offset by interest and fees on loans acquired in the Reliance merger.  The yield on acquired loans for the first six months of 2017 decreased 18 basis points to 8.15% compared to the same time period in 2016.  As a result of these factors, interest income-FTE increased $14.5 million, or 6.8%, when the first six months of 2017 is compared to the same time period in 2016, while the yield on total earning assets remained relatively stable at 3.77%.

Average interest-bearing liabilities for the first six months of 2017 totaled $8.789 billion compared to $8.262 billion for the same time period in 2016, an increase of $527.6 million, or 6.4%.  The increase in average interest-bearing liabilities was principally due to increases in average interest-bearing deposits and other borrowings.  Average interest-bearing deposits for the first six months of 2017 increased $320.1 million, or 4.8%, when compared to the same time period in 2016, principally due to growth in average interest-bearing demand deposits and savings deposits as a result of increases in interest rates as well as the deposits acquired in the Reliance merger.  Average other borrowings increased $198.0 million, or 19.3%, when the first six months of 2017 is compared to the same time period in 2016, primarily reflecting the increased balance of short-term FHLB advances obtained from the FHLB of Dallas as well as the short-term FHLB advances from the FHLB of Atlanta that were acquired in the Reliance merger, partially offset by the pay-off of the $50.0 million subordinated notes, during December of 2016.

Total interest expense for the first six months of 2017 increased $5.3 million, or 44.7%, when compared with the same time period in 2016 principally due to increases in interest on deposits and other interest expense.  Interest on deposits for the first six months of 2017 increased $2.9 million, or 46.9%, when compared to the same time period in 2016 principally due to increases in average balances of and rates on interest checking and money market deposit accounts as well as higher rates on certificates of deposit.  The rate on interest-bearing deposits increased 8 basis points to 0.26% for the first six months of 2017 compared to 0.18% for the same time period in 2016.  During the first six months of 2017, other interest expense increased $1.5 million, or 30.8%, while the rate on other borrowings increased 10 basis points to 1.04% when compared to the same time period in 2016 reflecting an increase in rates and average balances of short-term FHLB advances partially offset by the decline in interest expense on the subordinated notes.  As a result of these factors, the overall yield on interest-bearing liabilities increased 10 basis points to 0.39% when the first six months of 2017 is compared with the first six months of 2016.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2017			2016

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$3,184	$11	1.39%	$1,263	$4	1.27%
Securities - taxable	3,442,758	19,377	2.26%	3,336,503	19,402	2.34%
Securities - nontaxable	108,518	1,178	4.35%	134,081	1,429	4.29%
Loans (LHFS and LHFI)	8,348,758	89,486	4.30%	7,505,409	77,777	4.17%
Acquired loans	315,558	6,263	7.96%	349,740	8,051	9.26%
Other earning assets	77,770	371	1.91%	64,000	200	1.26%
Total interest-earning assets	12,296,546	116,686	3.81%	11,390,996	106,863	3.77%
Cash and due from banks	307,966			271,135
Other assets	1,229,981			1,240,846
Allowance for loan losses, net	(83,328)			(83,614)
Total Assets	$13,751,165			$12,819,363

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,150,394	5,107	0.29%	$6,730,521	3,122	0.19%
Federal funds purchased and securities sold under repurchase agreements	525,523	1,037	0.79%	488,512	404	0.33%
Other borrowings	1,250,060	3,628	1.16%	1,028,393	2,428	0.95%
Total interest-bearing liabilities	8,925,977	9,772	0.44%	8,247,426	5,954	0.29%
Noninterest-bearing demand deposits	3,110,125			2,927,469
Other liabilities	162,823			131,627
Shareholders' equity	1,552,240			1,512,841
Total Liabilities and Shareholders' Equity	$13,751,165			$12,819,363
Net Interest Margin		106,914	3.49%		100,909	3.56%

Less tax equivalent adjustment		4,910			4,532

Net Interest Margin per Consolidated Statements of Income		$102,004			$96,377

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,798	$12	1.35%	$823	$5	1.22%
Securities - taxable	3,409,988	38,574	2.28%	3,345,209	39,488	2.37%
Securities - nontaxable	114,988	2,478	4.35%	137,883	2,926	4.27%
Loans (LHFS and LHFI)	8,212,361	173,276	4.25%	7,425,871	154,012	4.17%
Acquired loans	283,200	11,452	8.15%	364,088	15,073	8.33%
Other earning assets	78,638	638	1.64%	65,351	430	1.32%
Total interest-earning assets	12,100,973	226,430	3.77%	11,339,225	211,934	3.76%
Cash and due from banks	309,247			276,524
Other assets	1,232,710			1,247,062
Allowance for loan losses, net	(83,361)			(82,376)
Total Assets	$13,559,569			$12,780,435

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,051,648	9,052	0.26%	$6,731,528	6,160	0.18%
Federal funds purchased and securities sold under repurchase agreements	512,316	1,735	0.68%	502,846	835	0.33%
Other borrowings	1,225,534	6,301	1.04%	1,027,491	4,817	0.94%
Total interest-bearing liabilities	8,789,498	17,088	0.39%	8,261,865	11,812	0.29%
Noninterest-bearing demand deposits	3,059,432			2,881,876
Other liabilities	167,917			132,931
Shareholders' equity	1,542,722			1,503,763
Total Liabilities and Shareholders' Equity	$13,559,569			$12,780,435

Net Interest Margin		209,342	3.49%		200,122	3.55%

Less tax equivalent adjustment		9,748			9,005

Net Interest Margin per Consolidated Statements of Income		$199,594			$191,117

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $2.9 million and $5.7 million for the three and six months ended June 30, 2017, an increase of $325 thousand, or 12.5%, and $844 thousand, or 17.4%, respectively, when compared to the same time periods in 2016.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under FASB ASC Topic 310-30.  The decrease in the provision for loan losses, acquired loans when the three and six months ended June 30, 2017 are compared to the same time periods in 2016 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in previously acquired loan balances.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
BancTrust	$(1,779)	$619	$(2,986)	$2,355
Bay Bank	(879)	49	(1,077)	(52)
Heritage	94	(61)	(106)	(387)
Reliance	—	—	—	—
Total provision for loan losses, acquired loans	$(2,564)	$607	$(4,169)	$1,916

Noninterest Income

Noninterest income represented 33.0% and 32.5% of total revenue, before securities gains (losses), net, for the three and six months ended June 30, 2017, respectively, compared to 31.5% for both the three and six months ended June 30, 2016.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service charges on deposit accounts	$10,755	$11,051	$(296)	-2.7%	$21,587	$22,132	$(545)	-2.5%
Bank card and other fees	7,370	7,436	(66)	-0.9%	13,870	14,354	(484)	-3.4%
Mortgage banking, net	9,008	6,721	2,287	34.0%	19,193	15,420	3,773	24.5%
Insurance commissions	9,745	9,638	107	1.1%	18,957	18,231	726	4.0%
Wealth management	7,674	8,009	(335)	-4.2%	15,087	15,416	(329)	-2.1%
Other, net	5,637	1,372	4,265	n/m	7,528	2,260	5,268	n/m
Total Noninterest Income before securities gains (losses), net	50,189	44,227	5,962	13.5%	96,222	87,813	8,409	9.6%
Security gains (losses), net	1	—	1	n/m	1	(310)	311	n/m
Total Noninterest Income	$50,190	$44,227	$5,963	13.5%	$96,223	$87,503	$8,720	10.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Mortgage servicing income, net	$5,439	$5,177	$262	5.1%	$10,897	$10,235	$662	6.5%
Change in fair value-MSR from runoff	(2,896)	(2,500)	(396)	-15.8%	(5,283)	(4,505)	(778)	-17.3%
Gain on sales of loans, net	5,001	5,480	(479)	-8.7%	8,551	8,071	480	5.9%
Other, net	629	498	131	26.3%	1,401	3,140	(1,739)	-55.4%
Mortgage banking income before hedge ineffectiveness	8,173	8,655	(482)	-5.6%	15,566	16,941	(1,375)	-8.1%
Change in fair value-MSR from market changes	(1,291)	(7,033)	5,742	81.6%	175	(13,899)	14,074	n/m
Change in fair value of derivatives	2,126	5,099	(2,973)	-58.3%	3,452	12,378	(8,926)	-72.1%
Net positive (negative) hedge ineffectiveness	835	(1,934)	2,769	n/m	3,627	(1,521)	5,148	n/m
Mortgage banking, net	$9,008	$6,721	$2,287	34.0%	$19,193	$15,420	$3,773	24.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three months ended June 30, 2017 when compared to the same time period in 2016 was principally due to a net positive hedge ineffectiveness for the second quarter of 2017 compared to a net negative hedge ineffectiveness for the second quarter of 2016.   The increase in mortgage banking, net for the six months ended June 30, 2017 when compared to the same time period in 2016 was principally due to a net positive hedge ineffectiveness for the first six months of 2017 compared to a net negative hedge ineffectiveness for the first six months of 2016, partially offset by a decline in the net positive mortgage valuation adjustment.  Mortgage loan production for the three and six months ended June 30, 2017 was $372.7 million and $676.2 million, a decrease of $31.3 million, or 7.7%, and $35.3 million, or 5.0%, respectively, when compared to the same time periods in 2016.  Loans serviced for others totaled $6.474 billion at June 30, 2017, compared with $6.119 billion at June 30, 2016, an increase of $355.0 million, or 5.8%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the three months ended June 30, 2017 is compared to the same time period in 2016, was primarily the result of a decline in the volume of loans sold.  The increase in the gain on the sales of loans, net when the six months ended June 30, 2017 is compared to the same time period in 2016, was primarily due to higher profit margins from secondary marketing activities partially offset by a decline in the volume of loans sold.  Loan sales totaled $296.5 million and $556.6 million for the three and six months ended June 30, 2017, respectively, a decrease of $58.7 million, or 16.5%, and $34.1 million, or 5.8%, respectively, when compared with the same time periods in 2016.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The decrease in other mortgage banking income, net when comparing the six months ended June 30, 2017 with the same time period in 2016 was a result of the decline in the positive net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts, which was principally due to lower increases in both volumes and profit margins during the six months ended June 30, 2017.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 16 – Fair Value set forth in Part I. Item 1. – Financial Statements – of this report.  See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,287)	$(2,479)	$192	7.7%	$(4,561)	$(4,958)	$397	8.0%
Increase in life insurance cash surrender value	1,782	1,702	80	4.7%	3,496	3,394	102	3.0%
Other miscellaneous income	6,142	2,149	3,993	n/m	8,593	3,824	4,769	n/m
Total other, net	$5,637	$1,372	$4,265	n/m	$7,528	$2,260	$5,268	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when the first three and six months of 2017 is compared to the same time periods in 2016 was primarily due to an increase in other miscellaneous income as a result of $4.9 million of nontaxable proceeds related to life insurance acquired as part of a previous acquisition received during the second quarter of 2017.  Excluding the nontaxable life insurance proceeds, other miscellaneous income for the three and six months ended June 30, 2017 declined $900 thousand, or 41.9%, and $123 thousand, or 3.2%, respectively, when compared to the same time periods in 2016.  The decrease in other miscellaneous income for the three months ended June 30, 2017 compared to the same time period in 2016 was primarily due to losses on sales of premises and equipment during the period and vendor contract payments received during the second quarter of 2016.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$59,060	$67,018	$(7,958)	-11.9%	$116,362	$124,219	$(7,857)	-6.3%
Defined benefit plan termination charge	17,644	—	17,644	n/m	17,644	—	17,644	n/m
Services and fees	15,009	14,522	487	3.4%	30,341	28,997	1,344	4.6%
Net occupancy-premises	6,210	5,928	282	4.8%	12,448	12,116	332	2.7%
Equipment expense	6,162	5,896	266	4.5%	12,160	11,990	170	1.4%
Other real estate expense:
Write-downs	697	1,880	(1,183)	-62.9%	2,161	2,981	(820)	-27.5%
Net (gain)/loss on sale	(1,052)	(1,578)	526	33.3%	(1,522)	(3,445)	1,923	55.8%
Carrying costs	738	891	(153)	-17.2%	1,503	1,838	(335)	-18.2%
Total other real estate expense	383	1,193	(810)	-67.9%	2,142	1,374	768	55.9%
FDIC assessment expense	2,686	2,959	(273)	-9.2%	5,326	5,770	(444)	-7.7%
Other expense	14,921	12,663	2,258	17.8%	27,709	24,657	3,052	12.4%
Total noninterest expense	$122,075	$110,179	$11,896	10.8%	$224,132	$209,123	$15,009	7.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Noninterest expense for both the three and six months ended June 30, 2017 included a one-time defined benefit pension plan termination charge of $17.6 million and $3.2 million of one-time expenses related to the Reliance merger (included in other expense).  Noninterest expense for the three and six months ended June 30, 2016 included a one-time charge of $9.3 million related to the voluntary early retirement program (ERP) ($9.1 million included in salaries and employee benefits and $230 thousand included in other expense).  Excluding these non-routine transactions, noninterest expense for the three and six months ended June 30, 2017 increased $306 thousand, or 0.3%, and $3.4 million, or 1.7%, respectively, when compared to the same time periods in 2016.

Salaries and Employee Benefits

The decrease in salaries and employee benefits when the three and six months ended June 30, 2017 are compared to the same time periods in 2016 was principally due to the non-routine ERP expenses recorded during the second quarter of 2016.  Excluding the non-routine ERP expense, salaries and employee benefits for the three and six months ended June 30, 2017 increased $1.1 million, or 1.9%, and $1.2 million, or 1.0%, respectively, when compared to the same time periods in 2016.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Loan expense	$2,827	$3,024	$(197)	-6.5%	$5,619	$6,067	$(448)	-7.4%
Amortization of intangibles	1,544	1,692	(148)	-8.7%	3,108	3,488	(380)	-10.9%
Other miscellaneous expense	10,550	7,947	2,603	32.8%	18,982	15,102	3,880	25.7%
Total other expense	$14,921	$12,663	$2,258	17.8%	$27,709	$24,657	$3,052	12.4%

The increase in other expense for the three and six months ended June 30, 2017 when compared to the same time periods in 2016 was principally due to non-routine transaction expenses related to the Reliance merger completed on April 7, 2017, partially offset by the non-routine transaction expenses related to the ERP incurred in the second quarter of 2016.  Excluding these non-routine transaction expenses, other expense for the three ended June 30, 2017 decreased $750 thousand, or 6.0%, compared to the three months ended June 30, 2016 primarily due to the property valuation adjustment recorded during the second quarter of 2016 for property transferred to assets held for sale included in other miscellaneous expense.  Other expense, excluding the non-routine transaction expenses, for the first six months of 2017 increased $44 thousand, or 0.2%, when compared to the same time period in 2016.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements – of this report.  The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2017 and 2016.

General Banking

Net interest income for the General Banking Division increased $8.7 million, or 4.5%, when the six months ended June 30, 2017 is compared with the same time period in 2016.  The increase in net interest income was primarily due to increases in interest and fees on LHFS and LHFI partially offset by an increase in total interest expense and declines in interest and fees on acquired loans.  The provision for loan losses, net for the six months ended June 30, 2017 totaled $1.5 million compared to $6.8 million for the same period in 2016, a decrease of $5.2 million, or 77.6%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $8.2 million, or 15.2%, during the first six months of 2017 compared to the same time period in 2016.  During the second quarter of 2017, Trustmark received $4.9 million in nontaxable proceeds related to life insurance acquired in a previously acquisition.  Excluding these nontaxable proceeds, noninterest income for the General Banking Division increased $3.3 million, or 6.2%, when the first six months of 2017 are compared to the same time period in 2016.  Noninterest income for the General Banking Division represented 23.8% of total revenue for this segment for the first six months of 2017 as opposed to 22.1% for the same time period in 2016.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities losses, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $12.9 million, or 7.1%, during the first six months of 2017 compared with the same time period in 2016, principally due to non-routine transaction expenses related to the termination of the defined benefit pension plan and the Reliance merger.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first six months of 2017, net income for the Wealth Management Division decreased $1.2 million, or 53.9%, when compared to the same time period in 2016.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $246 thousand, or 1.6%, when the first six months of 2017 is compared to the same time period in 2016.  The slight decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in trust fees related to personal estate services, retirement planning and mutual funds as well as a decline in annuity income generated by the brokerage services unit, partially offset by an increase in trust asset management fee income from investment management services and commissions generated by the brokerage services unit.  Noninterest expense for the Wealth Management Division increased $1.6 million, or 13.2%, during the first six months of 2017 compared to the same time period in 2016, principally due to increases in other miscellaneous expense and allocated general overhead expense as well as a gain recorded in other expense during the first quarter of 2016 related to the recapture of funds from a trust account.

At June 30, 2017 and 2016, Trustmark held assets under management and administration of $11.115 billion and $11.081 billion, respectively, and brokerage assets of $1.704 billion and $1.605 billion, respectively.

Insurance

Net income for the Insurance Division during the first six months of 2017 increased $104 thousand, or 4.3%, compared to the same time period in 2016.  Noninterest income for the Insurance Division increased $729 thousand, or 4.0%, when the first six months of 2017 is compared to the same time period in 2016.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $9.7 million for the second quarter of 2017, an increase of $533 thousand, or 5.8%, compared to the first quarter of 2017, and $19.0 million for the first six months of 2017, an increase of $726 thousand, or 4.0%, compared to the first six months of 2016.  The increase in insurance commissions during the first six months of 2017 when compared to the same time period in 2016 was primarily due to new business commission volume primarily in commercial property and casualty coverage as well as increases in other commission income.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $522 thousand, or 3.6%, when the first six months of 2017 is compared to the same time period in 2016, primarily due to higher salaries and commissions expense resulting from modest general merit increases and improved performance.

Income Taxes

For the three and six months ended June 30, 2017, Trustmark’s combined effective tax rate was 19.2% and 21.2%, respectively, compared to 21.0% and 22.7%, respectively, for the same time periods in 2016.  The decrease in the effective tax rate for both the three and six months ended June 30, 2017 was primarily due to the receipt of $4.9 million of nontaxable proceeds related to life insurance acquired in a previous acquisition as well as investment in a new market tax credit partnership in the second quarter of 2017.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.101 billion, or 89.2% of total average assets, for the six months ended June 30, 2017, compared to $11.339 billion, or 88.7% of total average assets, for the six months ended June 30, 2016, an increase of $761.7 million, or 6.7%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.9 years at June 30, 2017 compared to 4.1 years at December 31, 2016.

When compared with December 31, 2016, total investment securities increased by $72.1 million, or 2.1%, during the first six months of 2017.  This increase resulted primarily from purchases of GSE guaranteed securities, securities acquired in the Reliance merger and improvements in the fair market value of the available for sale securities, which were largely offset by sales, calls, maturities and pay-downs of the loans underlying these securities.  Trustmark sold $26.4 million of securities during the first six months of 2017, which generated a net gain of $1 thousand, compared to $25.0 million of securities sold during the first six months of 2016, which generated a net loss of $310 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $21.8 million ($13.4 million net of tax) compared to $24.2 million ($14.9 million net of tax) at December 31, 2016.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At June 30, 2017, available for sale securities totaled $2.448 billion, which represented 68.2% of the securities portfolio, compared to $2.357 billion, or 67.0%, at December 31, 2016.  At June 30, 2017, unrealized losses, net on available for sale securities totaled $2.6 million compared to $9.5 million at December 31, 2016.  At June 30, 2017, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2017, held to maturity securities totaled $1.140 billion and represented 31.8% of the total securities portfolio, compared with $1.159 billion, or 33.0%, at December 31, 2016.

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

As of June 30, 2017, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2017 ($ in thousands):

	June 30, 2017
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,355,437	96.1%	$2,351,175	96.1%
Aa1 to Aa3	63,311	2.6%	64,510	2.6%
A1 to A3	185	—	187	—
Baa1 to Baa3	216	—	213	—
Not Rated (1)	31,156	1.3%	31,603	1.3%
Total securities available for sale	$2,450,305	100.0%	$2,447,688	100.0%

Securities Held to Maturity
Aaa	$1,093,655	96.0%	$1,094,639	95.8%
Aa1 to Aa3	33,529	2.9%	34,837	3.1%
Baa1 to Baa3	415	—	426	—
Not Rated (1)	12,155	1.1%	12,383	1.1%
Total securities held to maturity	$1,139,754	100.0%	$1,142,285	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2017, approximately 96.1% of the available for sale securities, measured at the estimated fair value, and 96.0% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At June 30, 2017, LHFS totaled $203.7 million, consisting of $164.2 million of residential real estate mortgage loans in the process of being sold to third parties and $39.5 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2016, LHFS totaled $175.9 million, consisting of $132.0 million of residential real estate mortgage loans in the process of being sold to third parties and $43.9 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2017 or 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due Loans Held for Sale (LHFS)” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements – of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$922,029	11.1%	$831,437	10.6%
Secured by 1-4 family residential properties	1,655,968	20.0%	1,660,043	21.1%
Secured by nonfarm, nonresidential properties	2,109,367	25.4%	2,034,176	25.9%
Other real estate secured	432,208	5.2%	318,148	4.0%
Commercial and industrial loans	1,635,000	19.7%	1,528,434	19.5%
Consumer loans	170,858	2.1%	170,562	2.2%
State and other political subdivision loans	936,860	11.3%	917,515	11.7%
Other loans	433,755	5.2%	390,898	5.0%
LHFI	$8,296,045	100.0%	$7,851,213	100.0%

LHFI increased $444.8 million, or 5.7%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $408.1 million, or 5.2%, during the first six months of 2017.  The increase in LHFI, excluding the reclassified acquired loans, during the first six months of 2017 represented net growth in all five of Trustmark’s market regions and all loan categories, with the exception of loans secured by 1-4 family residential properties.  The discussion below excludes the reclassified acquired loans.

LHFI secured by real estate increased $258.7 million, or 5.3%, during the first six months of 2017 as growth in the Alabama, Texas and Florida market regions was partially offset by declines in the Tennessee and Mississippi market regions.  LHFI secured by construction, land development and other land increased $90.1 million, or 10.8%, during the first six months of 2017, primarily due to new loans in the other construction and 1-4 family construction categories, partially offset by other construction loans that were moved to the appropriate permanent categories upon completion of the related construction project.  During the first six months of 2017, $258.5 million in other construction loans were moved to the appropriate permanent categories upon completion, including $151.3 million in multi-family residential, $85.3 million in non-owner occupied, and $21.8 million in owner occupied.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $349.5 million for the first six months of 2017.  The 1-4 family construction loan portfolio increased $10.6 million, or 6.1%, during the first six months of 2017, principally due to growth in Trustmark’s Alabama, Texas and Florida market regions.

LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $71.2 million, or 3.5%, during the first six months of 2017, principally due to construction loans that moved to permanent financing.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $35.8 million, or 1.8%, during the first six months of 2017.  The decrease in the NFNR LHFI portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in Trustmark’s Mississippi, Texas and Tennessee market regions as well as declines in owner occupied loans in the Mississippi and Tennessee market regions.  Other real estate secured LHFI increased $112.4 million, or 35.3%, during the first six months of 2017, primarily due to multi-family residential loans in Trustmark’s Texas, Mississippi, Alabama and Tennessee market regions that were moved from other construction loans to permanent financing.  Excluding the other construction reclassifications, other real estate secured LHFI decreased $38.9 million, or 12.2%, during the first six months of 2017.  LHFI secured by 1-4 family residential properties declined $15.0 million, or 0.9%, during the first six months of 2017, reflecting declines in the Mississippi and Tennessee market regions partially offset by growth in the Alabama market region.

The commercial and industrial loan portfolio increased $91.0 million, or 6.0%, during the first six months of 2017, as a result of growth in the Mississippi, Tennessee, Florida and Alabama market regions, which was partially offset by declines in the Texas market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At June 30, 2017 and December 31, 2016, energy-related LHFI had outstanding balances of approximately $256.9 million and $271.5 million, respectively, which represented approximately 3.1% of Trustmark’s total LHFI portfolio at June 30, 2017 compared to approximately 3.5% of the total LHFI portfolio at December 31, 2016.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $19.3 million, or 2.1%, during the first six months of 2017 principally due to growth in the Mississippi and Alabama market regions partially offset by declines in the Tennessee, Texas and Florida market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $38.9 million, or 9.9%, during the first six months of 2017, which primarily represented growth in Trustmark’s Mississippi, Alabama and Texas market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2017	December 31, 2016
Home equity loans	$49,369	$54,687
Home equity lines of credit	401,155	390,629
Percentage of loans and lines for which Trustmark holds first lien	60.1%	59.7%
Percentage of loans and lines for which Trustmark does not hold first lien	39.9%	40.3%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2017 and December 31, 2016 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	June 30, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$214,464	$707,565	$922,029
Secured by 1- 4 family residential properties	948,309	707,659	1,655,968
Secured by nonfarm, nonresidential properties	1,303,803	805,564	2,109,367
Other real estate secured	164,651	267,557	432,208
Commercial and industrial loans	628,968	1,006,032	1,635,000
Consumer loans	150,166	20,692	170,858
State and other political subdivision loans	832,400	104,460	936,860
Other loans	213,691	220,064	433,755
LHFI	$4,456,452	$3,839,593	$8,296,045

	December 31, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$210,862	$620,575	$831,437
Secured by 1- 4 family residential properties	1,616,289	43,754	1,660,043
Secured by nonfarm, nonresidential properties	1,131,720	902,456	2,034,176
Other real estate secured	167,250	150,898	318,148
Commercial and industrial loans	518,125	1,010,309	1,528,434
Consumer loans	150,304	20,258	170,562
State and other political subdivision loans	827,969	89,546	917,515
Other loans	191,358	199,540	390,898
LHFI	$4,813,877	$3,037,336	$7,851,213

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

The following table presents the LHFI composition by region at June 30, 2017 and reflects a diversified mix of loans by region ($ in thousands):

	June 30, 2017
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$922,029	$257,674	$51,436	$312,059	$37,529	$263,331
Secured by 1-4 family residential properties	1,655,968	95,896	50,122	1,394,674	97,633	17,643
Secured by nonfarm, nonresidential properties	2,109,367	354,161	203,932	885,278	158,187	507,809
Other real estate secured	432,208	59,798	2,989	195,528	37,557	136,336
Commercial and industrial loans	1,635,000	168,627	23,317	843,150	347,865	252,041
Consumer loans	170,858	23,081	3,805	125,112	16,667	2,193
State and other political subdivision loans	936,860	83,549	28,670	582,333	29,366	212,942
Other loans	433,755	53,758	18,443	280,612	38,549	42,393
LHFI	$8,296,045	$1,096,544	$382,714	$4,618,746	$763,353	$1,434,688

Construction, Land Development and Other Land Loans by Region
Lots	$60,773	$13,483	$17,231	$24,597	$2,369	$3,093
Development	47,140	6,061	5,332	14,709	550	20,488
Unimproved land	105,896	18,271	15,759	39,721	14,906	17,239
1-4 family construction	184,978	51,575	10,981	77,400	1,900	43,122
Other construction	523,242	168,284	2,133	155,632	17,804	179,389
Construction, land development and other land loans	$922,029	$257,674	$51,436	$312,059	$37,529	$263,331

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$311,186	$101,742	$46,732	$100,677	$17,662	$44,373
Office	211,628	32,957	22,819	73,351	6,113	76,388
Nursing homes/assisted living	143,806	8,605	—	128,639	6,562	—
Hotel/motel	239,188	55,752	41,825	63,381	35,883	42,347
Mini-storage	137,633	12,583	—	41,384	14,255	69,411
Industrial	101,390	15,800	9,919	22,091	4,586	48,994
Health care	30,636	4,475	804	24,351	—	1,006
Convenience stores	21,306	1,381	—	9,080	930	9,915
Other	92,676	14,674	17,859	11,878	6,576	41,689
Total non-owner occupied loans	1,289,449	247,969	139,958	474,832	92,567	334,123
Owner-occupied:
Office	136,259	18,373	23,471	66,766	5,271	22,378
Churches	86,035	12,701	2,044	43,930	20,640	6,720
Industrial warehouses	143,292	4,508	3,497	61,953	13,172	60,162
Health care	119,754	23,479	7,167	69,204	4,441	15,463
Convenience stores	100,424	9,053	13,001	52,291	1,115	24,964
Retail	45,605	5,943	6,893	24,189	1,950	6,630
Restaurants	33,552	3,482	852	25,668	1,622	1,928
Auto dealerships	23,438	9,726	37	8,757	4,918	—
Other	131,559	18,927	7,012	57,688	12,491	35,441
Total owner-occupied loans	819,918	106,192	63,974	410,446	65,620	173,686
Loans secured by nonfarm, nonresidential properties	$2,109,367	$354,161	$203,932	$885,278	$158,187	$507,809

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

At June 30, 2017, the allowance for loan losses, LHFI, was $76.2 million, an increase of $4.9 million, or 6.9%, when compared with December 31, 2016.  The increase in the allowance for loan loss during the first six months of 2017 was principally due to an increase in the reserve for commercial LHFI, primarily in Trustmark’s Alabama market region, as a result of loan growth as well as an increase in specific reserves for impaired LHFI in the Mississippi market region.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 277.42% at June 30, 2017, compared to 267.40% at December 31, 2016 principally due to the increase in the allowance for loan losses, LHFI, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $76.2 million allowance for loan losses, LHFI, represented 0.99% of commercial LHFI and 0.67% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.92% as of June 30, 2017.  This compares with an allowance to total LHFI of 0.91% at December 31, 2016, which was allocated to commercial LHFI at 0.97% and to consumer and mortgage LHFI at 0.68%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$72,445	$8,311	$3,058	$43,077	$5,926	$12,073
LHFI charged-off	(2,118)	(121)	(49)	(1,548)	(323)	(77)
Recoveries	2,936	150	1,022	1,515	177	72
Net (charge-offs) recoveries	818	29	973	(33)	(146)	(5)
Provision for loan losses, LHFI	2,921	866	(975)	2,268	322	440
Balance at end of period	$76,184	$9,206	$3,056	$45,312	$6,102	$12,508

	Three Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,668	$5,946	$2,622	$45,106	$5,360	$10,634
LHFI charged-off	(3,251)	(499)	(156)	(1,480)	(454)	(662)
Recoveries	2,783	63	751	1,717	202	50
Net (charge-offs) recoveries	(468)	(436)	595	237	(252)	(612)
Provision for loan losses, LHFI	2,596	1,189	(364)	(833)	726	1,878
Balance at end of period	$71,796	$6,699	$2,853	$44,510	$5,834	$11,900

	Six Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(6,320)	(306)	(186)	(5,110)	(627)	(91)
Recoveries	5,556	269	1,314	3,318	398	257
Net (charge-offs) recoveries	(764)	(37)	1,128	(1,792)	(229)	166
Provision for loan losses, LHFI	5,683	2,055	(972)	4,094	530	(24)
Balance at end of period	$76,184	$9,206	$3,056	$45,312	$6,102	$12,508

	Six Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,184	$5,230	$10,970
LHFI charged-off	(6,614)	(651)	(424)	(3,269)	(715)	(1,555)
Recoveries	5,952	152	1,693	3,581	455	71
Net (charge-offs) recoveries	(662)	(499)	1,269	312	(260)	(1,484)
Provision for loan losses, LHFI	4,839	1,729	(1,182)	1,015	864	2,413
Balance at end of period	$71,796	$6,699	$2,853	$44,511	$5,834	$11,899

Recoveries exceeded charge-offs for the three months ended June 30, 2017 resulting in net recoveries of $818 thousand compared to net charge-offs of $468 thousand for the three months ended June 30, 2016.  The increase in net recoveries for the second quarter of 2017 compared to the same time period in 2016 was principally due to declines in charge-offs in Trustmark’s Texas, Alabama, Tennessee and Florida market regions as well as increases in recoveries in the Florida, Alabama and Texas market regions.  Charge-offs exceeded recoveries for the six months ended June 30, 2017 and 2016.  Net charge-offs for the six months ended June 30, 2017 totaled $764 thousand, an increase of $102 thousand, or 15.4%, when compared to the same time period in 2016.  The increase in total net charge-offs when the six months ended June 30, 2017 is compared to the same time period in 2016 was primarily due to a decrease in recoveries, principally in the Florida and Mississippi market regions, partially offset by a decrease in charge-offs as an increase in charge-offs in the Mississippi market region, principally due to one substandard credit that was charged off during the first quarter of 2017, was more than offset by declines in charge-offs in all other market regions.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first six months of 2017 totaled 0.14% of average loans (LHFS and LHFI), compared with 0.13% of average loans (LHFS and LHFI) for the same time period in 2016.  The increase in the provision for loan losses, LHFI when the first six months of 2017 is compared to the same time period in 2016 was primarily due to additional reserves required as a result of loan growth and the $36.7 million of acquired loans reclassified to LHFI during the first quarter of 2017 as well as additional reserves required related to existing or new impaired LHFI, partially offset by reserves released due to changes in the quantitative and qualitative measures.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at June 30, 2017 and December 31, 2016 ($ in thousands):

	June 30, 2017	December 31, 2016
Nonaccrual LHFI
Alabama	$1,723	$665
Florida	3,174	3,644
Mississippi	63,889	37,771
Tennessee	4,975	6,213
Texas	383	941
Total nonaccrual LHFI	74,144	49,234
Other real estate
Alabama	13,301	15,989
Florida	17,377	22,582
Mississippi	14,377	15,646
Tennessee	3,363	6,183
Texas	1,540	1,651
Total other real estate	49,958	62,051
Total nonperforming assets	$124,102	$111,285

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.45%	1.38%

Loans past due 90 days or more
LHFI	$1,216	$1,832

LHFS - Guaranteed GNMA serviced loans (1)	$29,906	$28,345

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2017, nonaccrual LHFI totaled $74.1 million, or 0.87% of total LHFS and LHFI, reflecting an increase of $24.9 million, or 0.31% of total LHFS and LHFI, relative to December 31, 2016.  The increase in nonaccrual LHFI was principally the result of one large substandard energy credit and one healthcare related credit moving to nonaccrual status during the first six months of 2017.  As of June 30, 2017, nonaccrual energy-related LHFI totaled $23.7 million and represented 9.2% of Trustmark’s total energy-related portfolio, compared to $11.4 million, or 4.2% of Trustmark’s total energy-related portfolio, as of December 31, 2016.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual LHFI” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2017 decreased $12.1 million, or 19.5%, when compared with December 31, 2016.  The decrease in other real estate was primarily due to properties sold in all five of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Florida, Alabama and Mississippi market regions partially offset by properties foreclosed in all five market regions.

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of a loss-share agreement with the Federal Deposit Insurance Corporation (FDIC) on June 30, 2016.  As of June 30, 2017, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$55,968	$13,953	$21,577	$14,974	$4,706	$758
Additions (1)	2,732	601	344	726	278	783
Disposals	(8,045)	(758)	(4,316)	(1,227)	(1,743)	(1)
Write-downs	(697)	(495)	(228)	(96)	122	—
Balance at end of period	$49,958	$13,301	$17,377	$14,377	$3,363	$1,540

	Three Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,806	$19,137	$27,907	$14,511	$8,699	$1,552
Additions	4,918	1,187	2,109	1,223	399	—
Disposals	(5,371)	(1,390)	(1,922)	(1,097)	(962)	—
Write-downs	(1,851)	(903)	(42)	(202)	(704)	—
Balance at end of period	$69,502	$18,031	$28,052	$14,435	$7,432	$1,552

	Six Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions (1)	4,498	671	344	2,094	606	783
Disposals	(14,430)	(2,534)	(4,530)	(2,913)	(3,559)	(894)
Write-downs	(2,161)	(825)	(1,019)	(450)	133	—
Balance at end of period	$49,958	$13,301	$17,377	$14,377	$3,363	$1,540

	Six Months Ended June 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	8,224	1,594	2,989	2,909	732	—
Disposals	(12,908)	(4,358)	(4,204)	(2,318)	(1,846)	(182)
Write-downs	(2,991)	(783)	(312)	(468)	(1,428)	—
Balance at end of period	$69,502	$18,031	$28,052	$14,435	$7,432	$1,552

(1)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $830 thousand, or 27.7%, when the first six months of 2017 is compared to the same time period in 2016.  The decrease in write-downs on other real estate, excluding covered other real estate, during the first six months of 2017 compared to the same time period in 2016 was primarily due to decreases in write-downs of other real estate properties in the Tennessee and Alabama market regions and the reserve for other real estate write-downs in the Tennessee market region, partially offset by increases in write-downs in the Florida market region and reserves for other real estate write-downs in the Alabama market region.

For additional information regarding other real estate, including covered other real estate, see Note 7 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

During the first quarter of 2017, Trustmark modified the presentation of the acquired loans disclosures to eliminate the segmentation of acquired noncovered loans and acquired covered loans due to the significantly reduced size of the acquired covered loan portfolio.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans other than loans secured by 1-4 family residential properties expired on June 30, 2016.  Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021. Effective July 1, 2016, all acquired covered loans excluding the acquired covered loans secured by 1-4 family residential properties were reclassified to acquired noncovered loans.  The revised presentation reflects total acquired loan information in the accompanying consolidated balance sheets and tables below.  All prior period information has been reclassified to conform to the current period presentation.

As of June 30, 2017 and December 31, 2016, acquired loans consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$35,054	$20,850
Secured by 1-4 family residential properties	74,313	69,540
Secured by nonfarm, nonresidential properties	132,663	103,820
Other real estate secured	19,553	19,010
Commercial and industrial loans	34,375	36,896
Consumer loans	2,833	3,365
Other loans	16,119	18,766
Acquired loans	314,910	272,247
Less allowance for loan losses, acquired loans	7,423	11,397
Net acquired loans	$307,487	$260,850

During the first six months of 2017, acquired loans increased $42.7 million, or 15.7%, compared to balances at December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Additionally, Trustmark acquired $117.4 million of loans in the Reliance merger completed on April 7, 2017.  Excluding the reclassified acquired loans and the loans acquired in the Reliance merger, acquired loans decreased $38.1 million, or 14.0%, during the first six months of 2017, primarily due to pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $20.0 million to $30.0 million during the third quarter of 2017.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 5.5% to 6.5% for the third quarter of 2017.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

Loans acquired in the Reliance merger were evaluated using a fair value process to determine the degree of credit deterioration since origination and the collectibility of contractually required payments.  Approximately $7.9 million of the loans acquired in the Reliance merger exhibited evidence of significant credit deterioration since origination and for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments.  These loans are accounted for as acquired impaired loans under FASB ASC Topic 310-30.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 5 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.423 billion at June 30, 2017 compared to $10.056 billion at December 31, 2016, an increase of $367.4 million, or 3.7%.  During the first six months of 2017, noninterest-bearing deposits increased $119.7 million, or 4.0%, primarily due to growth in all categories of demand deposit accounts, while interest-bearing deposits increased $247.7 million, or 3.5%, primarily due to growth in all categories of interest-bearing deposit accounts with the exception of public interest checking and money market accounts, reflecting the Reliance merger and increases in interest rates.  Trustmark acquired $166.2 million of deposits in the Reliance merger, and excluding these acquired deposits, total deposits at June 30, 2017 increased $201.2 million, or 2.0%.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $1.731 billion at June 30, 2017, an increase of $421.1 million, or 32.2%, when compared with $1.310 billion at December 31, 2016, primarily due to an increase in the outstanding balance of short-term FHLB advances with the FHLB of Dallas partially offset by a decline in upstream federal funds purchased.  Other short-term borrowings increased $452.8 million, or 58.8%, during the first six months of 2017, primarily due to a $457.0 million increase in outstanding short-term FHLB advances.  The increase in short-term FHLB advances during the first six months of 2017 was the result of a $250.0 million long-term advance with the FHLB of Dallas being reclassified to short-term during May 2017, a $200.0 million increase in the outstanding balance of other short-term advances with the FHLB of Dallas, and $7.0 million of outstanding short-term advances with the FHLB of Atlanta which were acquired in the Reliance merger. Federal funds purchased and securities sold under repurchase agreements totaled $508.1 million at June 30, 2017 compared to $539.8 million at December 31, 2016, a decrease of $31.7 million, or 5.9%.  Of these amounts $143.1 million and $140.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $365.0 million at June 30, 2017, a decrease of $34.4 million when compared with $399.4 million at December 31, 2016.

Defined Benefit Plans

As disclosed in Note 10 – Defined Benefit and Other Postretirement Benefits included in Part I. Item 1. – Financial Statements of this report, Trustmark maintained a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Capital Accumulation Plan (the Plan), in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  Benefit accruals under the Plan were frozen in 2009, with the exception of benefit accruals for certain associates of acquired financial institutions covered through plans that were subsequently merged into the Plan.  As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.

During the second quarter of 2017, Trustmark fully funded the Plan on a termination basis by contributing additional assets in the amount of $17.6 million in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements.  Participants in the Plan elected to receive either a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier.  Final distributions were made to participants from plan assets and a one-time pension settlement expense was recognized totaling $17.6 million.  After the distribution of plan assets during the second quarter of 2017, Trustmark estimates that the annual pension expense will be reduced by $3.0 million to $4.0 million.

To satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions and subsequently merged into the Plan (collectively, the “Continuing Associates”), on January 26, 2016, the Board of Directors of Trustmark also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Continuing Plan”), effective as of December 30, 2016, immediately prior to the termination of the Plan.

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

Capital Resources

At June 30, 2017, Trustmark’s total shareholders’ equity was $1.562 billion, an increase of $41.7 million, or 2.7%, when compared to December 31, 2016.  During the first six months of 2017, shareholders’ equity increased primarily as a result of net income of $55.3 million and the net change in pension and other postretirement benefit plans of $11.5 million, net of tax, partially offset by common stock dividends of $31.4 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% at June 30, 2017 and 0.625% at December 31, 2016.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2017 and December 31, 2016.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2017 and 2016 were $0.46.  Trustmark’s indicated dividend for 2017 is $0.92 per common share, which is the same as dividends per common share in 2016.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $10.111 billion for the first six months of 2017 and represented approximately 74.6% of average liabilities and shareholders’ equity, compared to average deposits of $9.613 billion, which represented 75.2% of average liabilities and shareholders’ equity for the first six months of 2016.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2017, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $32.4 million compared to $34.2 million at December 31, 2016.  At June 30, 2017, Trustmark had $15.8 million in short-term fixed-rate brokered CDs outstanding, compared to none at December 31, 2016.  The addition of these brokered CDs during the first six months of 2017 was part of Trustmark’s normal periodic testing of wholesale funding lines.

At June 30, 2017, Trustmark had $365.0 million in upstream federal funds purchased, compared to $399.4 million at December 31, 2016.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $1.150 billion of outstanding short-term advances and no outstanding long-term advances at June 30, 2017, compared to $700.0 million of outstanding short-term advances and $250.0 million of outstanding long-term advances at December 31, 2016.  The $250.0 million long-term FHLB advance outstanding at December 31, 2016 was reclassified to short-term during the second quarter of 2017.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.357 billion at June 30, 2017.

In addition, at June 30, 2017, Trustmark had $1.0 million in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.1 million at December 31, 2016.  As a result of the Reliance merger completed on April 7, 2017, Trustmark also had $7.0 million in FHLB advance outstanding with the FHLB of Atlanta as of June 30, 2017.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At June 30, 2017, Trustmark had approximately $1.450 billion available in repurchase agreement capacity compared to $1.373 billion at December 31, 2016.  The increase in capacity was due primarily to the increase in the balance of the investment securities portfolio.

Another borrowing source is the Discount Window.  At June 30, 2017, Trustmark had approximately $1.007 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $998.1 million at December 31, 2016.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2017, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2017 and 2016.  The accumulated net after-tax loss related to the effective cash flow hedge included in AOCL totaled $2 thousand and $17 thousand at June 30, 2017 and December 31, 2016, respectively.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $138 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $395.8 million at June 30, 2017, with a positive valuation adjustment of $1.5 million, compared to $292.9 million, with a positive valuation adjustment of $3.8 million at December 31, 2016.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $314.0 million at June 30, 2017 compared to $262.0 million at December 31, 2016.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $835 thousand compared to a net negative ineffectiveness of $1.9 million for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, the impact was a net positive ineffectiveness of $3.6 million compared to a net negative ineffectiveness of $1.5 million, respectively.  The increase in the net positive ineffectiveness was primarily due to higher interest rates during the first six months of 2017 compared the same time period in 2016.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $349.8 million related to this program, compared to $340.2 million as of December 31, 2016.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of June 30, 2017 and December 31, 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $798 thousand and $1.2 million, respectively.  As of June 30, 2017, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2017 and December 31, 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.9 million and $14.2 million, respectively.  At June 30, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.8 million compared to five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2017 and December 31, 2016.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2017 and 2016.  At June 30, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2017	2016
+200 basis points	-0.7%	0.4%
+100 basis points	-0.2%	0.3%
-100 basis points	-6.1%	-6.1%

As shown in the table above, the interest rate shocks for the first six months of 2017 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2017 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2017 and 2016.  At June 30, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2017	2016
+200 basis points	7.0%	5.3%
+100 basis points	4.2%	3.6%
-100 basis points	-13.1%	-9.3%

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

At June 30, 2017, the MSR fair value was approximately $82.6 million, compared to $62.8 million at June 30, 2016.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2017, would be a decline in fair value of approximately $2.8 million and $3.0 million, respectively, compared to a decline in fair value of approximately $2.7 million and $1.8 million, respectively, at June 30, 2016.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2016 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2017.

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

TNB has been named as a defendant in two separately filed but consolidated lawsuits involving two testamentary trusts created in the will of Kathleen Killebrew Paine for her two children, Carolyn Paine Davis and W.K. Paine.  TNB is named as the Trustee in both trusts.  The lawsuits were filed on June 30, 2014 in the Chancery Court of the First Judicial District of Hinds County, Mississippi by Jennifer Davis Michael, Elizabeth Paine Lindigrin, Wilmer Harrison Paine, Kenneth Whitworth Paine, Robert Harvey Paine and Nathan Davis, who are all children of Mrs. Davis and Mr. Paine.  The complaints alleged that the plaintiffs were vested current beneficiaries of the respective trusts; that the plaintiffs should have been entitled to be considered for distributions of trust income; and that the interests of Mrs. Davis and Mr. Paine were favored over plaintiffs’ interest in both the distribution of income and in the making of trust investments.  Plaintiffs sought compensatory damages, refund of trust fees and sweep fees, punitive damages, attorneys’ fees and pre- and post-judgment interest.  On March 30, 2017, the parties agreed to the terms of a settlement of the consolidated lawsuits.  On May 4, 2017, the judge approved the settlement.  On May 24, 2017, the judge dismissed the lawsuits with prejudice.  The terms of the settlement are not material to Trustmark’s results of operations or financial condition.

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

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2017 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2017 to April 30, 2017	—	$—	—	$99,250
May 1, 2017 to May 31, 2017	—	—	—	99,250
June 1, 2017 to June 30, 2017	—	—	—	99,250
Total	—	$—	—
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 7, 2017	DATE:	August 7, 2017