Form 10-Q
period 2017-09-30
TRUSTMARK CORP
filed 2017-11-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, there were 67,742,135 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including potential market impacts of efforts by the Federal Reserve Board to reduce the size of its balance sheet and conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of monetary and other governmental actions designed to address the level and volatility of interest rates and the volatility of securities, currency and other markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, changes in our compensation and benefit plans, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Cash and due from banks (noninterest-bearing)	$350,123	$327,706
Federal funds sold and securities purchased under reverse repurchase agreements	3,215	500
Securities available for sale (at fair value)	2,369,089	2,356,682
Securities held to maturity (fair value: $1,104,032-2017; $1,157,046-2016)	1,102,283	1,158,643
Loans held for sale (LHFS)	204,157	175,927
Loans held for investment (LHFI)	8,407,341	7,851,213
Less allowance for loan losses, LHFI	80,332	71,265
Net LHFI	8,327,009	7,779,948
Acquired loans	283,757	272,247
Less allowance for loan losses, acquired loans	5,768	11,397
Net acquired loans	277,989	260,850
Net LHFI and acquired loans	8,604,998	8,040,798
Premises and equipment, net	181,312	184,987
Mortgage servicing rights	81,477	80,239
Goodwill	379,627	366,156
Identifiable intangible assets, net	17,883	20,680
Other real estate	48,356	62,051
Other assets	542,135	577,964
Total Assets	$13,884,655	$13,352,333

Liabilities
Deposits:
Noninterest-bearing	$2,998,013	$2,973,238
Interest-bearing	7,233,729	7,082,774
Total deposits	10,231,742	10,056,012
Federal funds purchased and securities sold under repurchase agreements	545,603	539,817
Short-term borrowings	1,322,159	769,778
Long-term Federal Home Loan Bank (FHLB) advances	962	251,049
Junior subordinated debt securities	61,856	61,856
Other liabilities	139,798	153,613
Total Liabilities	12,302,120	11,832,125

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,742,135 shares - 2017; 67,628,618 shares - 2016	14,114	14,091
Capital surplus	368,131	366,563
Retained earnings	1,228,115	1,185,352
Accumulated other comprehensive loss, net of tax	(27,825)	(45,798)
Total Shareholders' Equity	1,582,535	1,520,208
Total Liabilities and Shareholders' Equity	$13,884,655	$13,352,333

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Interest and fees on LHFS & LHFI	$89,112	$76,524	$253,507	$222,555
Interest and fees on acquired loans	6,625	6,781	18,077	21,854
Interest on securities:
Taxable	19,291	19,351	57,865	58,839
Tax exempt	717	902	2,328	2,804
Interest on federal funds sold and securities purchased under reverse repurchase agreements	14	5	26	10
Other interest income	355	223	993	653
Total Interest Income	116,114	103,786	332,796	306,715
Interest Expense
Interest on deposits	6,381	3,208	15,433	9,368
Interest on federal funds purchased and securities sold under repurchase agreements	1,301	411	3,036	1,246
Other interest expense	4,520	2,603	10,821	7,420
Total Interest Expense	12,202	6,222	29,290	18,034
Net Interest Income	103,912	97,564	303,506	288,681
Provision for loan losses, LHFI	3,672	4,284	9,355	9,123
Provision for loan losses, acquired loans	(1,653)	691	(5,822)	2,607
Net Interest Income After Provision for Loan Losses	101,893	92,589	299,973	276,951
Noninterest Income
Service charges on deposit accounts	11,223	11,677	32,810	33,809
Bank card and other fees	7,150	6,756	21,020	21,110
Mortgage banking, net	4,425	7,364	23,618	22,784
Insurance commissions	10,398	10,074	29,355	28,305
Wealth management	7,530	7,571	22,617	22,987
Other, net	3,740	1,274	11,268	3,534
Security gains (losses), net	14	—	15	(310)
Total Noninterest Income	44,480	44,716	140,703	132,219
Noninterest Expense
Salaries and employee benefits	58,837	57,250	175,199	181,469
Defined benefit plan termination	—	—	17,644	—
Services and fees	15,133	14,947	45,474	43,944
Net occupancy - premises	6,702	6,440	19,150	18,556
Equipment expense	6,297	6,063	18,457	18,053
Other real estate expense	864	(1,313)	3,006	61
FDIC assessment expense	2,816	2,911	8,142	8,681
Other expense	12,437	11,610	40,146	36,267
Total Noninterest Expense	103,086	97,908	327,218	307,031
Income Before Income Taxes	43,287	39,397	113,458	102,139
Income taxes	8,708	8,415	23,596	22,651
Net Income	$34,579	$30,982	$89,862	$79,488

Earnings Per Share
Basic	$0.51	$0.46	$1.33	$1.18
Diluted	$0.51	$0.46	$1.32	$1.17

Dividends Per Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income per consolidated statements of income	$34,579	$30,982	$89,862	$79,488
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(331)	(7,816)	3,912	19,796
Less: adjustment for net (gains) losses realized in net income	(8)	—	(9)	191
Change in net unrealized holding loss on securities transferred to held to maturity	698	1,653	2,193	5,171
Pension and other postretirement benefit plans:
Net change in prior service costs	39	39	116	116
Recognized net loss due to lump sum settlement	—	286	—	1,935
Change in net actuarial loss	219	573	1,187	1,658
Recognized net loss due to defined benefit plan termination	—	—	10,492	—
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	33	257	(61)	(840)
Less: adjustment for loss realized in net income	34	97	143	292
Other comprehensive income (loss), net of tax	684	(4,911)	17,973	28,319
Comprehensive income	$35,263	$26,071	$107,835	$107,807

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2017	2016
Balance, January 1,	$1,520,208	$1,473,057
Net income per consolidated statements of income	89,862	79,488
Other comprehensive income (loss), net of tax	17,973	28,319
Common stock dividends paid	(47,099)	(46,983)
Common stock issued-net, long-term incentive plan	(1,659)	(992)
Repurchase and retirement of common stock	—	(750)
Excess tax expense from stock-based compensation arrangements	—	(119)
Compensation expense, long-term incentive plan	3,250	2,741
Balance, September 30,	$1,582,535	$1,534,761

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income per consolidated statements of income	$89,862	$79,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	3,533	11,730
Depreciation and amortization	28,781	27,183
Net amortization of securities	8,084	6,833
Securities (gains) losses, net	(15)	310
Gains on sales of loans, net	(13,633)	(14,477)
Deferred income tax provision	4,800	12,900
Proceeds from sales of loans held for sale	885,520	1,030,784
Purchases and originations of loans held for sale	(895,992)	(1,096,979)
Originations of mortgage servicing rights	(11,630)	(12,392)
Earnings on bank-owned life insurance	(3,753)	(3,653)
Net change in other assets	29,599	(20,833)
Net change in other liabilities	4,205	5,405
Other operating activities, net	6,280	15,490
Net cash provided by operating activities	135,641	41,789

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	128,515	221,002
Proceeds from maturities, prepayments and calls of securities available for sale	351,817	344,160
Proceeds from sales of securities available for sale	27,682	24,693
Purchases of securities held to maturity	(69,989)	(168,665)
Purchases of securities available for sale	(338,532)	(408,532)
Net proceeds from bank-owned life insurance	3,630	604
Net change in federal funds sold and securities purchased under reverse repurchase agreements	4,185	(250)
Net change in member bank stock	739	(2,153)
Net change in loans	(457,292)	(343,707)
Purchases of premises and equipment	(10,963)	(6,929)
Proceeds from sales of premises and equipment	7,792	435
Proceeds from sales of other real estate	20,301	37,378
Purchases of software	(3,492)	(5,072)
Investments in tax credit and other partnerships	(5,213)	(46)
Net cash used in business acquisition	(19,775)	—
Net cash used in investing activities	(360,595)	(307,082)

Financing Activities
Net change in deposits	9,572	97,471
Net change in federal funds purchased and securities sold under repurchase agreements	5,786	73,876
Net change in short-term borrowings	283,820	(1,057)
Payments on long-term FHLB advances	(49)	(78)
Proceeds from long-term FHLB advances	—	250,000
Redemption of junior subordinated debt securities	(3,000)	—
Common stock dividends	(47,099)	(46,983)
Repurchase and retirement of common stock	—	(750)
Shares withheld to pay taxes, long-term incentive plan	(1,659)	(992)
Net cash provided by financing activities	247,371	371,487

Net change in cash and cash equivalents	22,417	106,194
Cash and cash equivalents at beginning of period	327,706	277,751
Cash and cash equivalents at end of period	$350,123	$383,945

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 198 offices at September 30, 2017 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

The operations of Reliance are included in Trustmark’s operating results from April 7, 2017 and did not have a material impact on Trustmark’s results of operations.  During the second quarter of 2017, Trustmark included merger transaction expenses in other noninterest expense totaling $3.2 million (change in control expense of $1.3 million; professional fees, contract termination and other expenses of $1.9 million).

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

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2017 and December 31, 2016 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$49,778	$415	$(470)	$49,723	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	255	16	—	271	3,680	230	—	3,910
Obligations of states and political subdivisions	87,773	1,393	(22)	89,144	46,069	1,424	(11)	47,482
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	61,361	291	(750)	60,902	14,191	262	(32)	14,421
Issued by FNMA and FHLMC	863,921	2,091	(5,881)	860,131	139,172	273	(737)	138,708
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,088,117	5,805	(6,753)	1,087,169	708,715	3,664	(4,686)	707,693
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	221,050	1,262	(563)	221,749	190,456	1,921	(559)	191,818
Total	$2,372,255	$11,273	$(14,439)	$2,369,089	$1,102,283	$7,774	$(6,025)	$1,104,032

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$56,272	$416	$(925)	$55,763	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	257	19	—	276	3,647	355	—	4,002
Obligations of states and political subdivisions	113,541	1,945	(113)	115,373	46,303	1,476	(27)	47,752
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,222	340	(776)	42,786	15,478	280	(52)	15,706
Issued by FNMA and FHLMC	638,809	1,773	(9,498)	631,084	81,299	223	(1,084)	80,438
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,271,198	5,865	(9,112)	1,267,951	803,474	3,208	(6,519)	800,163
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	242,869	1,766	(1,186)	243,449	208,442	1,758	(1,215)	208,985
Total	$2,366,168	$12,124	$(21,610)	$2,356,682	$1,158,643	$7,300	$(8,897)	$1,157,046

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $20.6 million ($12.7 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at September 30, 2017 and December 31, 2016 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$9,244	$(57)	$28,990	$(413)	$38,234	$(470)
Obligations of states and political subdivisions	6,746	(7)	5,414	(26)	12,160	(33)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	40,842	(385)	11,223	(397)	52,065	(782)
Issued by FNMA and FHLMC	481,264	(3,371)	184,424	(3,247)	665,688	(6,618)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	553,155	(3,976)	310,145	(7,463)	863,300	(11,439)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	143,247	(1,116)	1,782	(6)	145,029	(1,122)
Total	$1,234,498	$(8,912)	$541,978	$(11,552)	$1,776,476	$(20,464)

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$9,420	$(142)	$33,248	$(783)	$42,668	$(925)
Obligations of states and political subdivisions	20,539	(135)	654	(5)	21,193	(140)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,615	(822)	222	(6)	43,837	(828)
Issued by FNMA and FHLMC	588,352	(10,582)	—	—	588,352	(10,582)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,127,501	(12,722)	76,196	(2,909)	1,203,697	(15,631)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	244,050	(2,311)	4,655	(90)	248,705	(2,401)
Total	$2,033,477	$(26,714)	$114,975	$(3,793)	$2,148,452	$(30,507)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2017.  There were no other-than-temporary impairments for the nine months ended September 30, 2017 and 2016.

Security Gains and Losses

Gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2017	2016	2017	2016
Proceeds from calls and sales of securities	$1,273	$—	$27,682	$24,693
Gross realized gains	15	—	16	32
Gross realized (losses)	(1)	—	(1)	(342)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security losses, net.

Securities Pledged

Securities with a carrying value of $1.782 billion and $1.999 billion at September 30, 2017 and December 31, 2016, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both September 30, 2017 and December 31, 2016, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2017, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,117	$30,293	$155	$156
Due after one year through five years	68,984	70,611	40,620	41,883
Due after five years through ten years	3,947	3,924	8,974	9,353
Due after ten years	34,758	34,310	—	—
	137,806	139,138	49,749	51,392
Mortgage-backed securities	2,234,449	2,229,951	1,052,534	1,052,640
Total	$2,372,255	$2,369,089	$1,102,283	$1,104,032

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At September 30, 2017 and December 31, 2016, LHFI consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$950,144	$831,437
Secured by 1-4 family residential properties	1,648,733	1,660,043
Secured by nonfarm, nonresidential properties	2,172,885	2,034,176
Other real estate secured	482,163	318,148
Commercial and industrial loans	1,568,588	1,528,434
Consumer loans	173,061	170,562
State and other political subdivision loans	936,614	917,515
Other loans	475,153	390,898
LHFI (1)	8,407,341	7,851,213
Allowance for loan losses, LHFI	(80,332)	(71,265)
Net LHFI	$8,327,009	$7,779,948

(1)	During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2017, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At September 30, 2017 and December 31, 2016, the carrying amounts of nonaccrual LHFI were $69.3 million and $49.2 million, respectively.  Included in these amounts were $23.9 million and $14.4 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2017 and 2016.

The following table details nonaccrual LHFI by loan type at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$2,365	$3,323
Secured by 1-4 family residential properties	18,593	20,329
Secured by nonfarm, nonresidential properties	17,611	8,482
Other real estate secured	214	402
Commercial and industrial loans	25,101	15,824
Consumer loans	607	300
State and other political subdivision loans	—	—
Other loans	4,798	574
Total nonaccrual LHFI	$69,289	$49,234

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$190	$22	$—	$212	$2,365	$947,567	$950,144
Secured by 1-4 family residential properties	7,295	1,548	1,972	10,815	18,593	1,619,325	1,648,733
Secured by nonfarm, nonresidential properties	541	178	—	719	17,611	2,154,555	2,172,885
Other real estate secured	52	—	—	52	214	481,897	482,163
Commercial and industrial loans	1,093	209	—	1,302	25,101	1,542,185	1,568,588
Consumer loans	1,838	310	272	2,420	607	170,034	173,061
State and other political subdivision loans	—	—	—	—	—	936,614	936,614
Other loans	253	33	—	286	4,798	470,069	475,153
Total	$11,262	$2,300	$2,244	$15,806	$69,289	$8,322,246	$8,407,341
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$37	$54	$339	$3,323	$827,775	$831,437
Secured by 1-4 family residential properties	5,308	2,434	1,436	9,178	20,329	1,630,536	1,660,043
Secured by nonfarm, nonresidential properties	606	100	—	706	8,482	2,024,988	2,034,176
Other real estate secured	179	—	—	179	402	317,567	318,148
Commercial and industrial loans	571	213	—	784	15,824	1,511,826	1,528,434
Consumer loans	1,561	330	341	2,232	300	168,030	170,562
State and other political subdivision loans	1,035	—	—	1,035	—	916,480	917,515
Other loans	178	53	—	231	574	390,093	390,898
Total	$9,686	$3,167	$1,831	$14,684	$49,234	$7,787,295	$7,851,213
(1)	Past due 90 days or more but still accruing interest.

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

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended September 30, 2017 and 2016.

At September 30, 2017 and December 31, 2016, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	September 30, 2017
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$2,758	$1,331	$200	$1,531	$70	$1,986
Secured by 1-4 family residential properties	6,093	175	4,499	4,674	1,243	4,662
Secured by nonfarm, nonresidential properties	16,147	5,001	10,383	15,384	5,350	10,802
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	24,250	23,081	419	23,500	101	18,584
Consumer loans	1	—	1	1	—	1
State and other political subdivision loans	—	—	—	—	—	—
Other loans	4,428	—	4,428	4,428	657	2,262
Total	$53,677	$29,588	$19,930	$49,518	$7,421	$38,297

	December 31, 2016
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$5,691	$2,213	$228	$2,441	$103	$2,943
Secured by 1-4 family residential properties	6,134	221	4,428	4,649	960	4,639
Secured by nonfarm, nonresidential properties	8,562	5,784	435	6,219	221	6,703
Other real estate secured	—	—	—	—	—	500
Commercial and industrial loans	14,593	11,222	2,447	13,669	1,976	14,258
Consumer loans	2	—	2	2	—	2
State and other political subdivision loans	—	—	—	—	—	—
Other loans	95	—	95	95	—	95
Total	$35,077	$19,440	$7,635	$27,075	$3,260	$29,140

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At September 30, 2017 and December 31, 2016, Trustmark held $396 thousand and $269 thousand, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  There were no consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at September 30, 2017 compared to $101 thousand at December 31, 2016.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At September 30, 2017 and 2016, LHFI classified as TDRs totaled $24.4 million and $3.7 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $21.1 million and $1.6 million, respectively.  The remaining TDRs at September 30, 2017 and 2016 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $393 thousand and $31 thousand at September 30, 2017 and 2016, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs for the nine months ended September 30, 2017 were $126 thousand compared to $1.0 million for the nine months ended September 30, 2016.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2017			2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Loans secured by 1-4 family residential properties	1	$112	$113	—	—	—
Loans secured by nonfarm, nonresidential properties	1	426	426	—	—	—
Commercial and industrial loans	6	12,500	12,500	—	—	—
Total	8	$13,038	$13,039	—	$—	$—

	Nine Months Ended September 30,
	2017			2016
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$341	$325	1	$14	$14
Loans secured by 1-4 family residential properties	17	1,280	1,290	8	740	740
Loans secured by nonfarm, nonresidential properties	1	426	426	—	—	—
Commercial and industrial loans	7	12,744	12,744	—	—	—
Consumer loans	—	—	—	1	2	2
Total	26	$14,791	$14,785	10	$756	$756

	Nine Months Ended September 30,
	2017		2016
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	4	$64	1	$101
Commercial and industrial	2	—	—	—
Total	6	$64	1	$101

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

The following tables detail LHFI classified as TDRs by loan type at September 30, 2017 and 2016 ($ in thousands):

	September 30, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$272	$272
Secured by 1-4 family residential properties	14	3,077	3,091
Secured by nonfarm, nonresidential properties	426	436	862
Commercial and industrial loans	—	20,153	20,153
Consumer loans	—	1	1
Total TDRs	$440	$23,939	$24,379

	September 30, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$556	$556
Secured by 1-4 family residential properties	—	2,545	2,545
Secured by nonfarm, nonresidential properties	—	179	179
Commercial and industrial loans	—	387	387
Consumer loans	—	2	2
Total TDRs	$—	$3,669	$3,669

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

The tables below present LHFI by loan type and credit quality indicator at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$879,025	$323	$6,586	$370	$886,304
Secured by 1-4 family residential properties	128,650	100	5,156	81	133,987
Secured by nonfarm, nonresidential properties	2,109,122	4,978	57,970	730	2,172,800
Other real estate secured	471,085	9,932	693	—	481,710
Commercial and industrial loans	1,417,334	31,914	118,193	969	1,568,410
Consumer loans	35	—	80	—	115
State and other political subdivision loans	920,318	5,850	10,445	—	936,613
Other loans	449,613	—	20,939	324	470,876
Total	$6,375,182	$53,097	$220,062	$2,474	$6,650,815

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$63,548	$122	$—	$170	$63,840	$950,144
Secured by 1-4 family residential properties	1,489,165	8,340	1,790	15,451	1,514,746	1,648,733
Secured by nonfarm, nonresidential properties	74	11	—	—	85	2,172,885
Other real estate secured	453	—	—	—	453	482,163
Commercial and industrial loans	178	—	—	—	178	1,568,588
Consumer loans	169,920	2,148	272	606	172,946	173,061
State and other political subdivision loans	1	—	—	—	1	936,614
Other loans	4,251	26	—	—	4,277	475,153
Total	$1,727,590	$10,647	$2,062	$16,227	$1,756,526	$8,407,341

	December 31, 2016
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$752,318	$9,567	$8,086	$465	$770,436
Secured by 1-4 family residential properties	124,615	170	6,162	129	131,076
Secured by nonfarm, nonresidential properties	1,989,554	4,394	38,913	584	2,033,445
Other real estate secured	315,829	762	890	—	317,481
Commercial and industrial loans	1,386,155	7,095	134,199	985	1,528,434
Consumer loans	—	—	—	—	—
State and other political subdivision loans	899,935	6,450	11,130	—	917,515
Other loans	382,890	—	2,685	350	385,925
Total	$5,851,296	$28,438	$202,065	$2,513	$6,084,312

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,701	$188	$54	$58	$61,001	$831,437
Secured by 1-4 family residential properties	1,503,096	7,377	1,436	17,058	1,528,967	1,660,043
Secured by nonfarm, nonresidential properties	731	—	—	—	731	2,034,176
Other real estate secured	667	—	—	—	667	318,148
Commercial and industrial loans	—	—	—	—	—	1,528,434
Consumer loans	168,031	1,891	341	299	170,562	170,562
State and other political subdivision loans	—	—	—	—	—	917,515
Other loans	4,940	33	—	—	4,973	390,898
Total	$1,738,166	$9,489	$1,831	$17,415	$1,766,901	$7,851,213

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $32.3 million and $28.3 million at September 30, 2017 and December 31, 2016, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2017 or 2016.

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

Hurricane Harvey

During the third quarter of 2017, the Texas Gulf Coast region was severely impacted by Hurricane Harvey.  In the aftermath of Hurricane Harvey, Trustmark initiated a process to assess the storm’s impact on its customers. Trustmark identified all loans where the collateral, project or mailing addresses were located within Federal Emergency Management Association designated disaster zip codes and proactively surveyed these customers to determine the extent of any damages. Potential loss exposure was calculated based upon customer responses as to the extent of damage suffered and applicable insurance coverage. As a result, Trustmark increased its allowance for loan losses for LHFI during the third quarter of 2017 by $1.1 million due to the potential loss exposure caused by Hurricane Harvey.

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$70	$8,578	$8,648
Secured by 1-4 family residential properties	1,243	9,037	10,280
Secured by nonfarm, nonresidential properties	5,350	23,398	28,748
Other real estate secured	—	3,405	3,405
Commercial and industrial loans	101	19,679	19,780
Consumer loans	—	4,456	4,456
State and other political subdivision loans	—	811	811
Other loans	657	3,547	4,204
Total allowance for loan losses, LHFI	$7,421	$72,911	$80,332

	December 31, 2016
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$103	$8,982	$9,085
Secured by 1-4 family residential properties	960	9,387	10,347
Secured by nonfarm, nonresidential properties	221	20,746	20,967
Other real estate secured	—	2,263	2,263
Commercial and industrial loans	1,976	20,035	22,011
Consumer loans	—	3,241	3,241
State and other political subdivision loans	—	859	859
Other loans	—	2,492	2,492
Total allowance for loan losses, LHFI	$3,260	$68,005	$71,265

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,531	$948,613	$950,144
Secured by 1-4 family residential properties	4,674	1,644,059	1,648,733
Secured by nonfarm, nonresidential properties	15,384	2,157,501	2,172,885
Other real estate secured	—	482,163	482,163
Commercial and industrial loans	23,500	1,545,088	1,568,588
Consumer loans	1	173,060	173,061
State and other political subdivision loans	—	936,614	936,614
Other loans	4,428	470,725	475,153
Total	$49,518	$8,357,823	$8,407,341

	December 31, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$2,441	$828,996	$831,437
Secured by 1-4 family residential properties	4,649	1,655,394	1,660,043
Secured by nonfarm, nonresidential properties	6,219	2,027,957	2,034,176
Other real estate secured	—	318,148	318,148
Commercial and industrial loans	13,669	1,514,765	1,528,434
Consumer loans	2	170,560	170,562
State and other political subdivision loans	—	917,515	917,515
Other loans	95	390,803	390,898
Total	$27,075	$7,824,138	$7,851,213

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$76,184	$71,796	$71,265	$67,619
Loans charged-off	(2,752)	(8,279)	(9,072)	(14,893)
Recoveries	3,228	3,070	8,784	9,022
Net recoveries (charge-offs)	476	(5,209)	(288)	(5,871)
Provision for loan losses, LHFI	3,672	4,284	9,355	9,123
Balance at end of period	$80,332	$70,871	$80,332	$70,871

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended September 30, 2017 and 2016 ($ in thousands):

	2017
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$9,085	$(79)	$1,257	$(1,615)	$8,648
Secured by 1-4 family residential properties	10,347	(753)	1,429	(743)	10,280
Secured by nonfarm, nonresidential properties	20,967	(50)	289	7,542	28,748
Other real estate secured	2,263	—	31	1,111	3,405
Commercial and industrial loans	22,011	(2,624)	1,813	(1,420)	19,780
Consumer loans	3,241	(1,809)	1,427	1,597	4,456
State and other political subdivision loans	859	—	—	(48)	811
Other loans	2,492	(3,757)	2,538	2,931	4,204
Total allowance for loan losses, LHFI	$71,265	$(9,072)	$8,784	$9,355	$80,332

	2016
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land loans	$11,587	$(212)	$1,006	$(3,183)	$9,198
Secured by 1-4 family residential properties	10,678	(1,129)	680	172	10,401
Secured by nonfarm, nonresidential properties	21,563	(1,662)	823	1,479	22,203
Other real estate secured	2,467	—	5	(213)	2,259
Commercial and industrial loans	15,815	(6,408)	519	10,982	20,908
Consumer loans	2,879	(1,398)	3,397	(1,851)	3,027
State and other political subdivision loans	809	—	—	68	877
Other loans	1,821	(4,084)	2,592	1,669	1,998
Total allowance for loan losses, LHFI	$67,619	$(14,893)	$9,022	$9,123	$70,871

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

At September 30, 2017 and December 31, 2016, acquired loans consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$29,384	$20,850
Secured by 1-4 family residential properties	65,746	69,540
Secured by nonfarm, nonresidential properties	122,200	103,820
Other real estate secured	18,431	19,010
Commercial and industrial loans	34,124	36,896
Consumer loans	2,749	3,365
Other loans	11,123	18,766
Acquired loans	283,757	272,247
Allowance for loan losses, acquired loans	(5,768)	(11,397)
Net acquired loans	$277,989	$260,850

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2016	$310,762	$67,657
Accretion to interest income	18,405	40
Payments received, net	(111,522)	(24,953)
Other (2)	(134)	—
Change in allowance for loan losses, acquired loans	596	(1)
Carrying value, net at December 31, 2016	218,107	42,743
Transfers (3)	—	(36,719)
Additions (4)	7,899	109,548
Accretion to interest income	11,021	1,159
Payments received, net	(50,406)	(29,266)
Other (2)	(2,946)	1,220
Change in allowance for loan losses, acquired loans	5,629	—
Carrying value, net at September 30, 2017	$189,304	$88,685

(1)	"Acquired Not ASC 310-30" loans consist of loans that are not in scope for FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality."
(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(3)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(4)	Loans acquired in the Reliance merger on April 7, 2017.

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

	Nine Months Ended September 30,
	2017	2016
Accretable yield at beginning of period	$(38,918)	$(52,672)
Accretion to interest income	11,021	14,351
Additions due to acquisitions (1)	(784)	—
Disposals, net	1,759	4,306
Reclassification from nonaccretable difference (2)	(7,204)	(7,046)
Accretable yield at end of period	$(34,126)	$(41,061)

(1)	Accretable yield on loans acquired from Reliance on April 7, 2017.
(2)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$7,423	$12,480	$11,397	$11,992
Provision for loan losses, acquired loans	(1,653)	691	(5,822)	2,607
Loans charged-off	(2)	(2,590)	(21)	(5,041)
Recoveries	—	799	214	1,822
Net (charge-offs) recoveries	(2)	(1,791)	193	(3,219)
Balance at end of period	$5,768	$11,380	$5,768	$11,380

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

The tables below present the acquired loans by loan type and credit quality indicator at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$19,223	$783	$6,421	$263	$26,690
Secured by 1-4 family residential properties		14,817	908	3,348	—	19,073
Secured by nonfarm, nonresidential properties		99,324	2,858	19,479	501	122,162
Other real estate secured		12,967	106	4,452	499	18,024
Commercial and industrial loans		23,612	743	8,279	1,490	34,124
Consumer loans		—	—	—	—	—
Other loans		6,258	18	4,732	115	11,123
Total acquired loans		$176,201	$5,416	$46,711	$2,868	$231,196

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$2,673	$13	$8	$—	$2,694	$29,384
Secured by 1-4 family residential properties	44,683	1,101	754	135	46,673	65,746
Secured by nonfarm, nonresidential properties	38	—	—	—	38	122,200
Other real estate secured	407	—	—	—	407	18,431
Commercial and industrial loans	—	—	—	—	—	34,124
Consumer loans	2,714	33	2	—	2,749	2,749
Other loans	—	—	—	—	—	11,123
Total acquired loans	$50,515	$1,147	$764	$135	$52,561	$283,757

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$12,148	$99	$6,469	$322	$19,038
Secured by 1-4 family residential properties		14,552	61	4,066	69	18,748
Secured by nonfarm, nonresidential properties		83,271	435	19,553	511	103,770
Other real estate secured		15,344	—	2,673	565	18,582
Commercial and industrial loans		22,024	18	13,494	1,354	36,890
Consumer loans		—	—	—	—	—
Other loans		12,954	—	5,649	161	18,764
Total acquired loans		$160,293	$613	$51,904	$2,982	$215,792

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,801	$—	$11	$—	$1,812	$20,850
Secured by 1-4 family residential properties	48,695	1,364	709	24	50,792	69,540
Secured by nonfarm, nonresidential properties	50	—	—	—	50	103,820
Other real estate secured	428	—	—	—	428	19,010
Commercial and industrial loans	6	—	—	—	6	36,896
Consumer loans	3,250	51	64	—	3,365	3,365
Other loans	2	—	—	—	2	18,766
Total acquired loans	$54,232	$1,415	$784	$24	$56,455	$272,247

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At September 30, 2017 and December 31, 2016, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At September 30, 2017, approximately $314 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $631 thousand of acquired loans at December 31, 2016.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,946	$23	$1,880	$3,849	$—	$25,535	$29,384
Secured by 1-4 family residential properties	1,050	481	823	2,354	314	63,078	65,746
Secured by nonfarm, nonresidential properties	442	—	1,005	1,447	—	120,753	122,200
Other real estate secured	4	—	271	275	—	18,156	18,431
Commercial and industrial loans	740	—	—	740	—	33,384	34,124
Consumer loans	33	—	2	35	—	2,714	2,749
Other loans	—	—	—	—	—	11,123	11,123
Total acquired loans	$4,215	$504	$3,981	$8,700	$314	$274,743	$283,757

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$321	$100	$821	$1,242	$—	$19,608	$20,850
Secured by 1-4 family residential properties	1,495	412	1,057	2,964	41	66,535	69,540
Secured by nonfarm, nonresidential properties	1,658	38	343	2,039	328	101,453	103,820
Other real estate secured	769	—	1,445	2,214	—	16,796	19,010
Commercial and industrial loans	60	39	—	99	262	36,535	36,896
Consumer loans	51	—	64	115	—	3,250	3,365
Other loans	—	—	—	—	—	18,766	18,766
Total acquired loans	$4,354	$589	$3,730	$8,673	$631	$262,943	$272,247

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$80,239	$74,007
Origination of servicing assets	11,630	12,392
Change in fair value:
Due to market changes	(2,218)	(13,518)
Due to run-off	(8,174)	(7,367)
Balance at end of period	$81,477	$65,514

In the determination of the fair value of the MSR at the date of securitization, certain key economic assumptions are made. For instance, Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At September 30, 2017, the fair value of the MSR included an assumed average prepayment speed of 9.25 CPR and an average discount rate of 10.28% compared to an assumed average prepayment speed of 11.48 CPR and an average discount rate of 10.34% at September 30, 2016.

Mortgage Loans Serviced/Sold

During the first nine months of 2017 and 2016, Trustmark sold $871.9 million and $1.016 billion, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $13.6 million for the first nine months of 2017 compared to $14.5 million for the first nine months of 2016.  The table below details the mortgage loans sold and serviced for others at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016
Federal National Mortgage Association	$4,077,625	$3,992,349
Government National Mortgage Association	2,386,089	2,291,398
Federal Home Loan Mortgage Corporation	48,911	55,006
Other	27,972	32,589
Total mortgage loans sold and serviced for others	$6,540,597	$6,371,342

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses, which were included in other expense, incurred by Trustmark during the first nine months of 2017 were $164 thousand compared to $315 thousand during the same time period in 2016.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$1,130	$1,685
Provision for putback expenses	164	315
Other (1)	706	(944)
Balance at end of period	$2,000	$1,056
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 7 – Other Real Estate

At September 30, 2017, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2017	2016 (1)
Balance at beginning of period	$62,051	$78,828
Additions (2)	7,481	22,028
Disposals	(18,583)	(32,173)
Write-downs	(2,593)	(3,690)
Balance at end of period	$48,356	$64,993

Gain, net on the sale of other real estate included in other real estate expense	$1,722	$6,152

(1)	The changes and gains, net on other real estate for the nine months ended September 30, 2016 include covered other real estate.
(2)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

At September 30, 2017 and December 31, 2016, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Construction, land development and other land properties	$29,721	$36,871
1-4 family residential properties	6,294	7,926
Nonfarm, nonresidential properties	12,341	16,817
Other real estate properties	—	437
Total other real estate	$48,356	$62,051

At September 30, 2017 and December 31, 2016, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Alabama	$12,726	$15,989
Florida	16,100	22,582
Mississippi (1)	15,319	15,646
Tennessee (2)	2,671	6,183
Texas	1,540	1,651
Total other real estate	$48,356	$62,051

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 8 – Deposits

At September 30, 2017 and December 31, 2016, deposits consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Noninterest-bearing demand	$2,998,013	$2,973,238
Interest-bearing demand	2,240,277	1,875,312
Savings	3,237,555	3,586,369
Time	1,755,897	1,621,093
Total	$10,231,742	$10,056,012

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $209.1 million and $284.4 million at September 30, 2017 and December 31, 2016, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of September 30, 2017, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$84,100	$75,795
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	55,012	51,212
Total securities sold under repurchase agreements	$139,112	$127,007

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

The following table presents information regarding the net periodic benefit cost for the Plan and the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$64	$106	$190	$322
Interest cost	102	847	1,394	2,507
Expected return on plan assets	(51)	(426)	(267)	(2,470)
Recognized net loss due to lump sum settlements	—	463	—	3,134
Recognized net loss due to defined benefit plan termination	—	—	17,644	—
Recognized net actuarial loss	142	714	1,272	2,035
Net periodic benefit cost	$257	$1,704	$20,233	$5,528

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$36	$73	$106	$221
Interest cost	514	542	1,589	1,630
Amortization of prior service cost	63	63	188	188
Recognized net actuarial loss	214	214	651	649
Net periodic benefit cost	$827	$892	$2,534	$2,688

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2017
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	220,138	329,464
Granted	—	1,000
Released from restriction	(1,072)	(754)
Forfeited	(1,803)	(1,592)
Nonvested shares, end of period	217,263	328,118

	Nine Months Ended September 30, 2017
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	237,136	322,056
Granted	58,406	104,224
Released from restriction	(67,279)	(95,406)
Forfeited	(11,000)	(2,756)
Nonvested shares, end of period	217,263	328,118

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Performance awards	$435	$382	$959	$789
Time-vested awards	641	559	2,291	1,952
Total compensation expense	$1,076	$941	$3,250	$2,741

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At September 30, 2017 and 2016, Trustmark had unused commitments to extend credit of $3.143 billion and $3.110 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At September 30, 2017 and 2016, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $105.6 million and $113.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2017 and 2016, the fair value of collateral held was $30.2 million and $27.7 million, respectively.

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

In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification, staying all other discovery and setting a deadline for the parties to complete briefing on class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s claims.  The court denied the motions by TNB and the other financial institution defendants to dismiss the OSIC’s constructive fraudulent transfer claims.

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC. On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  The court has yet to rule on this motion.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic shares	67,742	67,625	67,722	67,618
Dilutive shares	174	168	154	153
Diluted shares	67,916	67,793	67,876	67,771

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average antidilutive stock awards	6	—	72	2

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2017	2016
Income taxes paid	$1,423	$24,646
Interest expense paid on deposits and borrowings	28,266	17,132
Noncash transfers from loans to other real estate (1)	7,006	21,972
Transfer of long-term FHLB advances to short-term	250,038	—
Assets acquired in business combination	196,265	—
Liabilities acquired in business combination	184,949	—

(1)	Includes transfers from covered loans to covered other real estate.

Trustmark adopted the amendments of ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017.  ASU 2016-09 included amendments which affected the presentation of the accompanying consolidated statements of cash flows.  Specifically, ASU 2016-09 required that excess tax benefits from employee share-based payments to be classified as an operating activity along with other income tax cash flows, and required that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity.  Trustmark elected to present these changes on a retrospective basis in the accompanying consolidated statements of cash flows, which resulted in $119 thousand of excess tax expense from stock-based compensation arrangements being reclassified from financing activities to other operating activities, net and $992 thousand of withholding taxes paid for shares directly withheld being reclassified from other operating activities, net to financing activities for the nine months ended September 30, 2016.  The adoption of ASU 2016-09 did not materially affect Trustmark’s consolidated financial statements.  For additional information regarding the amendments of ASU 2016-09 and the impact to Trustmark, see Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements.

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% at September 30, 2017 and 0.625% at December 31, 2016.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2017 and December 31, 2016 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,239,160	11.80%	5.750%	n/a
Trustmark National Bank	1,280,113	12.20%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,298,689	12.37%	7.250%	n/a
Trustmark National Bank	1,280,113	12.20%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,384,789	13.19%	9.250%	n/a
Trustmark National Bank	1,366,213	13.02%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,298,689	9.61%	4.00%	n/a
Trustmark National Bank	1,280,113	9.48%	4.00%	5.00%

At December 31, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,209,927	12.16%	5.125%	n/a
Trustmark National Bank	1,251,329	12.58%	5.125%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,269,660	12.76%	6.625%	n/a
Trustmark National Bank	1,251,329	12.58%	6.625%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,352,322	13.59%	8.625%	n/a
Trustmark National Bank	1,333,991	13.41%	8.625%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,269,660	9.90%	4.00%	n/a
Trustmark National Bank	1,251,329	9.77%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark did not repurchase any shares of its common stock during the nine months ended September 30, 2017, compared to approximately 34 thousand shares valued at $750 thousand repurchased during the nine months ended September 30, 2016.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the net change in the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the periods presented ($ in thousands).  Reclassification adjustments related to securities available for sale are included in security gains (losses), net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements, change in net actuarial loss and recognized net loss due to defined benefit plan termination for pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits, defined benefit plan termination and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(535)	$204	$(331)	$(12,657)	$4,841	$(7,816)
Reclassification adjustment for net (gains) losses realized in net income	(14)	6	(8)	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	1,130	(432)	698	2,677	(1,024)	1,653
Total securities available for sale and transferred securities	581	(222)	359	(9,980)	3,817	(6,163)
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(24)	39	63	(24)	39
Recognized net loss due to lump sum settlements	—	—	—	463	(177)	286
Change in net actuarial loss	356	(137)	219	928	(355)	573
Total pension and other postretirement benefit plans	419	(161)	258	1,454	(556)	898
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	53	(20)	33	417	(160)	257
Reclassification adjustment for loss realized in net income	55	(21)	34	157	(60)	97
Total cash flow hedge derivatives	108	(41)	67	574	(220)	354
Total other comprehensive income (loss)	$1,108	$(424)	$684	$(7,952)	$3,041	$(4,911)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$6,335	$(2,423)	$3,912	$32,057	$(12,261)	$19,796
Reclassification adjustment for net (gains) losses realized in net income	(15)	6	(9)	310	(119)	191
Change in net unrealized holding loss on securities transferred to held to maturity	3,551	(1,358)	2,193	8,374	(3,203)	5,171
Total securities available for sale and transferred securities	9,871	(3,775)	6,096	40,741	(15,583)	25,158
Pension and other postretirement benefit plans:
Net change in prior service costs	188	(72)	116	188	(72)	116
Recognized net loss due to lump sum settlements	—	—	—	3,134	(1,199)	1,935
Change in net actuarial loss	1,923	(736)	1,187	2,684	(1,026)	1,658
Recognized net loss due to defined benefit plan termination	16,991	(6,499)	10,492	—	—	—
Total pension and other postretirement benefit plans	19,102	(7,307)	11,795	6,006	(2,297)	3,709
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(99)	38	(61)	(1,360)	520	(840)
Reclassification adjustment for loss realized in net income	232	(89)	143	473	(181)	292
Total cash flow hedge derivatives	133	(51)	82	(887)	339	(548)
Total other comprehensive income (loss)	$29,106	$(11,133)	$17,973	$45,860	$(17,541)	$28,319

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2017	$(20,800)	$(24,980)	$(18)	$(45,798)
Other comprehensive income (loss) before reclassification	6,105	—	(61)	6,044
Amounts reclassified from accumulated other comprehensive loss	(9)	11,795	143	11,929
Net other comprehensive income (loss)	6,096	11,795	82	17,973
Balance at September 30, 2017	$(14,704)	$(13,185)	$64	$(27,825)

Balance at January 1, 2016	$(17,394)	$(27,840)	$(160)	$(45,394)
Other comprehensive income (loss) before reclassification	24,967	—	(840)	24,127
Amounts reclassified from accumulated other comprehensive loss	191	3,709	292	4,192
Net other comprehensive income (loss)	25,158	3,709	(548)	28,319
Balance at September 30, 2016	$7,764	$(24,131)	$(708)	$(17,075)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$49,994	$—	$49,994	$—
Obligations of states and political subdivisions	89,144	—	89,144	—
Mortgage-backed securities	2,229,951	—	2,229,951	—
Securities available for sale	2,369,089	—	2,369,089	—
Loans held for sale	204,157	—	204,157	—
Mortgage servicing rights	81,477	—	—	81,477
Other assets - derivatives	791	(2,012)	1,797	1,006
Other liabilities - derivatives	2,203	1,063	1,140	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$56,039	$—	$56,039	$—
Obligations of states and political subdivisions	115,373	—	115,373	—
Mortgage-backed securities	2,185,270	—	2,185,270	—
Securities available for sale	2,356,682	—	2,356,682	—
Loans held for sale	175,927	—	175,927	—
Mortgage servicing rights	80,239	—	—	80,239
Other assets - derivatives	2,518	(524)	2,041	1,001
Other liabilities - derivatives	412	1,174	(762)	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2017 and 2016 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(10,392)	3,436
Additions	11,630	—
Sales	—	(3,431)
Balance, September 30, 2017	$81,477	$1,006

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2017	$(2,218)	$(1,483)

Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(20,885)	9,486
Additions	12,392	—
Sales	—	(7,852)
Balance, September 30, 2016	$65,514	$2,747

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2016	$(13,518)	$904

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2017, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2017, Trustmark had outstanding balances of $49.5 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $27.1 million at December 31, 2016.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $22.0 million were remeasured during the first nine months of 2017, requiring write-downs of $2.6 million to reach their current fair values compared to $26.5 million of foreclosed assets that were remeasured during the first nine months of 2016, requiring write-downs of $3.7 million.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016, are as follows ($ in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$353,338	$353,338	$328,206	$328,206
Securities held to maturity	1,102,283	1,104,032	1,158,643	1,157,046
Level 3 Inputs:
Net LHFI	8,327,009	8,404,146	7,779,948	7,825,009
Net acquired loans	277,989	277,989	260,850	260,850

Financial Liabilities:
Level 2 Inputs:
Deposits	10,231,742	10,234,070	10,056,012	10,059,794
Short-term liabilities	1,867,762	1,867,762	1,309,595	1,309,595
Long-term FHLB advances	962	962	251,049	251,050
Junior subordinated debt securities	61,856	44,536	61,856	41,057

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

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above does not represent an exit price under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” and such an exit price could potentially produce a different fair value estimate at September 30, 2017 and December 31, 2016.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and nine months ended September 30, 2017, a net loss of $202 thousand and a net gain of $3.5 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net loss of $1.1 million and a net gain of $2.6 million for the three and nine months ended September 30, 2016, respectively.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2017 included $1.4 million and $3.7 million, respectively, of interest earned on the LHFS accounted for under the fair value option, compared to $1.5 million and $3.7 million for the three and nine months ended September 30, 2016, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $48.1 million and $43.9 million at September 30, 2017 and December 31, 2016, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016
Fair value of LHFS	$156,107	$132,002
LHFS contractual principal outstanding	152,251	132,047
Fair value less unpaid principal	$3,856	$(45)

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the nine months ended September 30, 2017 and 2016.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $64 thousand at September 30, 2017 compared to a net after-tax loss of $17 thousand at December 31, 2016.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $71 thousand will be reclassified as an increase to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $352.0 million at September 30, 2017 compared to $262.0 million at December 31, 2016.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $2.6 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, the impact was a net positive ineffectiveness of $1.0 million and a net negative ineffectiveness of $2.7 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $224.0 million at September 30, 2017, with a positive valuation adjustment of $287 thousand, compared to $195.0 million, with a positive valuation adjustment of $2.8 million, at December 31, 2016.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $144.0 million at September 30, 2017, with a positive valuation adjustment of $1.0 million, compared to $97.9 million, with a positive valuation adjustment of $1.0 million, as of December 31, 2016.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $357.4 million related to this program, compared to $340.2 million as of December 31, 2016.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of September 30, 2017 and December 31, 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $647 thousand and $1.2 million, respectively.  As of September 30, 2017, Trustmark had posted collateral of $620 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2017 and December 31, 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.8 million and $14.2 million, respectively.  At September 30, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.8 million compared to five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2017 and December 31, 2016.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of September 30, 2017 and December 31, 2016 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2017	December 31, 2016
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$104	$(28)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(2,092)	$(626)
Exchange traded purchased options included in other assets	80	102
OTC written options (rate locks) included in other assets	1,006	1,001
Interest rate swaps included in other assets	1,688	2,060
Credit risk participation agreements included in other assets	5	9
Forward contracts included in other liabilities	(287)	(2,838)
Exchange traded written options included in other liabilities	1,063	1,174
Interest rate swaps included in other liabilities	1,414	2,065
Credit risk participation agreements included in other liabilities	13	11

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(55)	$(157)	$(232)	$(473)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(466)	$(688)	$688	$11,042
Amount of gain (loss) recognized in bank card and other fees	(10)	1	(63)	(206)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$33	$257	$(61)	$(840)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,792	$—	$1,792	$(137)	$—	$1,655

Offsetting of Derivative Liabilities
As of September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,414	$—	$1,414	$(137)	$(620)	$657

Offsetting of Derivative Assets
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,032	$—	$2,032	$(499)	$—	$1,533

Offsetting of Derivative Liabilities
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,065	$—	$2,065	$(499)	$(937)	$629

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General Banking
Net interest income	$103,408	$97,395	$302,613	$287,950
Provision for loan losses, net	2,019	4,975	3,533	11,730
Noninterest income	26,570	27,207	88,830	81,230
Noninterest expense	88,814	84,358	284,420	267,063
Income before income taxes	39,145	35,269	103,490	90,387
Income taxes	7,130	6,844	19,772	18,168
General banking net income	$32,015	$28,425	$83,718	$72,219

Selected Financial Information
Total assets	$13,811,335	$13,086,991	$13,811,335	$13,086,991
Depreciation and amortization	$9,863	$9,274	$28,196	$26,483

Wealth Management
Net interest income	$434	$119	$718	$571
Noninterest income	7,512	7,434	22,513	22,681
Noninterest expense	6,791	6,216	20,361	18,200
Income before income taxes	1,155	1,337	2,870	5,052
Income taxes	441	512	1,098	1,933
Wealth management net income	$714	$825	$1,772	$3,119

Selected Financial Information
Total assets	$6,635	$7,626	$6,635	$7,626
Depreciation and amortization	$30	$44	$104	$131

Insurance
Net interest income	$70	$50	$175	$160
Noninterest income	10,398	10,075	29,360	28,308
Noninterest expense	7,481	7,334	22,437	21,768
Income before income taxes	2,987	2,791	7,098	6,700
Income taxes	1,137	1,059	2,726	2,550
Insurance net income	$1,850	$1,732	$4,372	$4,150

Selected Financial Information
Total assets	$66,685	$66,921	$66,685	$66,921
Depreciation and amortization	$159	$186	$481	$569

Consolidated
Net interest income	$103,912	$97,564	$303,506	$288,681
Provision for loan losses, net	2,019	4,975	3,533	11,730
Noninterest income	44,480	44,716	140,703	132,219
Noninterest expense	103,086	97,908	327,218	307,031
Income before income taxes	43,287	39,397	113,458	102,139
Income taxes	8,708	8,415	23,596	22,651
Consolidated net income	$34,579	$30,982	$89,862	$79,488

Selected Financial Information
Total assets	$13,884,655	$13,161,538	$13,884,655	$13,161,538
Depreciation and amortization	$10,052	$9,504	$28,781	$27,183

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  Issued in August 2017, ASU 2017-12 aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  The amendments in ASU 2017-12 aim to better align an entity’s risk management activities and financial reporting for hedging relationships by expanding and refining hedge accounting for both non-financial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  The amendments in ASU 2017-12 (i) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk; (ii) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (iii) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (iv) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-country basis spread from the assessment of hedge effectiveness.  The amendments of ASU 2017-12 also include targeted improvements intended to simplify the application of hedge accounting.  The amendments of ASU 2017-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. All transition requirements and elections must be applied to all hedging relationships existing at the date of adoption.  Trustmark plans to adopt ASU 2017-12 during the first quarter of 2019 using the required modified retrospective transition method.  Trustmark will recognize the cumulative effect of the change, if any, in the beginning balance of each affected component of equity as of January 1, 2019.  Management is currently assessing all the potential impacts of the amendments in ASU 2017-12 on Trustmark’s consolidated financial statements; however, the adoption of ASU 2017-12 is not expected to have a material impact Trustmark’s consolidated financial statements.

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

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. As of September 30, 2017, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-08 is not expected to have a material impact Trustmark’s consolidated financial statements.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark plans to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Trustmark has established a Current Expected Credit Loss (CECL) Steering Committee, a CECL Working Group and a Vendor Vetting Working Group which include the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.  The Vendor Vetting Working Group and the CECL Steering Committee have completed the appropriate due diligence and selected a third-party vendor to provide an automated allowance for loan loss software as well as advisory services in developing a new allowance for loan loss methodology that would be compliant with amendments of ASU 2016-13.  Trustmark began working with the approved third-party vendor during the third quarter of 2017.

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

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 are effective for interim and annual periods beginning after December 15, 2017.  Trustmark plans to adopt the amendments of ASU 2016-01 during the first quarter of 2018.  Management has evaluated the impact this ASU will have on Trustmark’s consolidated financial statements.  Through this evaluation, Management has determined that Trustmark’s investments in member bank stock, which are equity securities that do not have readily determinable fair values, are not within the scope of ASU 2016-01.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock” included in Item 8 of Trustmark’s Annual Report on Form 10-K for information regarding Trustmark’s investment in member bank stock.  Management has also determined that the principal area impacted by the amendments of ASU 2016-01 will be Trustmark’s fair value related disclosures, specifically amendments (iii) and (iv) described above, and has selected a third-party vendor to measure the fair value of the LHFI portfolio using the exit price notion as required by amendment (iv) above.  The adoption of ASU 2016-01 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date,” issued in August 2015, defers the effective date of ASU 2014-09 by one year.  ASU 2015-14 provides that the amendments of ASU 2014-09 become effective for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  All subsequently issued ASUs which provide additional guidance and clarifications to various aspects of FASB ASC Topic 606 will become effective when the amendments of ASU 2014-09 become effective.  Trustmark plans to adopt these amendments during the first quarter of 2018 using the modified retrospective method of application for only those contracts not completed as of the date of adoption.  Management has substantially completed its evaluation of the impact ASU 2014-09 will have on Trustmark’s consolidated financial statements.  Based on this evaluation to date, Management has determined that approximately 23% of the revenues earned by Trustmark are within the scope of ASU 2014-09.  Management has also determined that for most of the revenue streams within the scope of ASU 2014-09, the amendments will not change the timing or amount of revenue recognized.  Management expects to finalize its evaluation of the impact adoption of ASU 2014-09 will have on Trustmark’s consolidated financial statements during the fourth quarter of 2017; however, the adoption of ASU 2014-09 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2017, TNB had total assets of $13.883 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 198 offices and 2,878 full-time equivalent associates (measured at September 30, 2017) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $148.4 million and $444.2 million for the three and nine months ended September 30, 2017, respectively, an increase of 4.3% and 5.5%, respectively, when compared to the same time periods in 2016.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the loans held for investment (LHFI) portfolio, which increased $556.1 million, or 7.1%, during the first nine months of 2017.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $519.4 million, or 6.6%, during the first nine months of 2017.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable December 15, 2017, to shareholders of record on December 1, 2017.

During August 2017, the Texas Gulf Coast region was severely impacted by Hurricane Harvey.  None of Trustmark’s banking facilities in its Texas market region sustained damage, and all were able to reopen as soon as practical following the storm.  In the aftermath of Hurricane Harvey, Trustmark initiated a process to assess the storm’s impact on its customers.  Trustmark identified all loans where the collateral, project or mailing addresses were located within Federal Emergency Management Association (FEMA) designated disaster zip codes and proactively surveyed these customers to determine the extent of any damages.  Potential loss exposure was calculated based upon customer responses as to the extent of damage suffered and applicable insurance coverage.  As a result, Trustmark increased its allowance for loan losses for LHFI during the third quarter of 2017 by $1.1 million due to the potential loss exposure caused by Hurricane Harvey.

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

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement in the first nine months of 2017; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the pace of further tightening of monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the new presidential administration.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for some time.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the October 2017 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest to moderate pace during the reporting period with a few districts reporting major disruptions as a result of Hurricanes Harvey and Irma.  Reports by the twelve Federal Reserve Districts noted manufacturing activity and nonfinancial services expanded modestly, retail spending rose slightly, residential construction continued to increase while growth in commercial construction was up slightly, loan demand was generally stable to modestly higher and growth in the energy sector slowed slightly.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting positive outlooks for the near term.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace with optimistic outlooks for increased activity over the next year, labor markets remained tight and wage growth was stable, and manufacturing activity increased; however, the hospitality, energy and agriculture sectors activity were greatly affected by Hurricane Irma.  The Federal Reserve’s Sixth District also reported that sales and construction of residential real estate increased compared to levels one year ago, and commercial real estate demand continued to improve, but cautioned that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Sixth District noted competition among financial institutions increased for loan customers, but that credit remained readily available for qualified borrowers.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved at a modest pace, labor markets remained tight with moderate growth in wages, improvements in consumer spending and continued growth in the manufacturing and banking sectors.  The Federal Reserve’s Eighth District also reported that lending activity improved moderately and noted that loan growth had slowed gradually since the start of 2017 but continued to exceed the national rate and consumer and commercial real estate lending increased the fastest among all loan categories.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded moderately, manufacturing activity and demand for non-financial services increased but at a slower pace, growth in retail sales accelerated with a surge in auto sales to replace vehicles damaged by Hurricane Harvey, and noted increased lending activity (although at a slower pace) and deposit volumes as well as weakening in housing demand and commercial leasing activity with the exception of the Houston market in which leasing activity and occupancy rates have increased and rent concessions diminished following Hurricane Harvey.  The Federal Reserve’s Eleventh District also reported drilling activity resumed at normal levels after the hurricane, overall growth in oil and gas production continued, oil field services continued to improve though at a slower rate and outlooks for the near term remain positive.  The Federal Reserve’s Eleventh District also noted that most contacts did not expect significant long-term disruptions due to Hurricane Harvey.

During June 2017, the FRB increased the target range for the federal funds rate for the third consecutive quarter.  In September 2017, the FRB announced that it intends to further increase rates one more time before the end of 2017, and to commence reducing the size of its balance sheet.  It is not possible to predict the timing or amount of any such additional 2017 increase or of subsequent increases thereafter.  It is also not possible to predict the impact, if any, of efforts by the FRB to reduce the size of its balance sheet, as there is no historical precedent for this effort.  The extended period of low interest rates continues to place pressure on net interest margins for Trustmark (as well as its competitors); however, interest rates have increased during the first nine months of 2017 and the FRB has indicated that it intends to continue to raise rates in late 2017 and beyond.  Any increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, nor the impact rising rates will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $34.6 million, or basic and diluted earnings per share (EPS) of $0.51, in the third quarter of 2017, compared to $31.0 million, or basic and diluted EPS of $0.46, in the third quarter of 2016.  The increase in net income when the third quarter of 2017 is compared to the same time period in 2016 was principally due to the increase in total revenue (primarily due to increases in interest and fees on loans held for sale (LHFS) and LHFI and in other income, net principally as a result of proceeds received related to bank-owned life insurance) and the decline in the provision for loan losses, acquired loans, which was partially offset by an increase in noninterest expense.  These factors are discussed in greater detail below.  Trustmark’s reported performance during the quarter ended September 30, 2017 produced a return on average tangible equity of 11.95%, a return on average assets of 0.99%, an average equity to average assets ratio of 11.36% and a dividend payout ratio of 45.10%, compared to a return on average tangible equity of 11.16%, a return on average assets of 0.95%, an average equity to average assets ratio of 11.78% and a dividend payout ratio of 50.00% during the quarter ended September 30, 2016.

Revenue, which is defined as net interest income plus noninterest income, totaled $148.4 million for the three months ended September 30, 2017, an increase of $6.1 million, or 4.3%, when compared to the same time period in 2016.  The increase in total revenue for the three months ended September 30, 2017 was principally the result of increases in interest and fees on LHFS and LHFI and other income, net, partially offset by an increase in total interest expense and a decline in mortgage banking, net.

Interest and fees on LHFS and LHFI for the three months ended September 30, 2017 increased $12.6 million, or 16.4%, compared to the same time period in 2016, primarily due to an increase in the LHFI portfolio.  LHFI totaled $8.407 billion at September 30, 2017, an increase of $908.1 million, or 12.1%, when compared to September 30, 2016, as a result of net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio.  Other income, net for the three months ended September 30, 2017 increased $2.5 million when compared to the same time period in 2016 primarily due to non-taxable proceeds of $2.7 million related to bank-owned life insurance received during the third quarter of 2017.  Interest expense for the three months ended September 30, 2017 increased $6.0 million, or 96.1%, when compared to the same time period in 2016 principally due to rising interest rates in general, which result in increases in interest on deposits and other interest expense.  Interest expense on deposits for the three months ended September 30, 2017 increased $3.2 million, or 98.9%, when compared to the same time period in 2016, principally due to rising interest rates in general, accompanied by increases in average balances of all categories of interest-bearing accounts.  Other interest expense increased $1.9 million, or 73.6%, when the three months ended September 30, 2017 is compared to the same time period in 2016, principally due to increases in rates in general and average balances of short-term Federal Home Loan Bank (FHLB) advances partially offset by the decline in interest expense on the subordinated notes.  Mortgage banking, net for the three months ended September 30, 2017 decreased $2.9 million, or 39.9%, when compared to the same time period in 2016, principally due to an increase in the net negative hedge ineffectiveness and a decline in gain on sales of loans, net.

Trustmark reported net income of $89.9 million, or basic and diluted EPS of $1.33 and $1.32, respectively, for the nine months ended September 30, 2017, compared to $79.5 million, or basic and diluted EPS of $1.18 and $1.17, respectively, for the same time period in 2016.  The increase in net income when the first nine months of 2017 is compared to the same time period in 2016 was primarily due to the increase in total revenue and the decline in the provision for loan losses, acquired loans, which was partially offset by an increase in noninterest expense.  During the second quarter of 2017, Trustmark received $4.9 million in non-routine, nontaxable proceeds related to life insurance acquired in a previous acquisition.  Additionally, Trustmark incurred non-routine transaction expenses of $17.6 million related to the termination of the defined benefit pension plan and $3.2 million related to the completion of the Reliance merger during the second quarter of 2017.  Excluding these non-routine transactions, net income for the first nine months of 2017 totaled $97.9 million, or diluted EPS of $1.44.  Trustmark’s reported performance during the first nine months of 2017 produced a return on average tangible equity of 10.68%, a return on average assets of 0.88%, an average equity to average assets ratio of 11.37% and a dividend payout ratio of 51.88%, compared to a return on average tangible equity of 9.85%, a return on average assets of 0.83%, an average equity to average assets ratio of 11.77% and a dividend payout ratio of 58.47% for the first nine months of 2016.  For a reconciliation between the reported net income and the net income adjusted for significant non-routine transactions as well as select financial ratios, please see the section captioned “Significant Non-Routine Transactions.”

Revenue totaled $444.2 million for the nine months ended September 30, 2017, an increase of $23.3 million, or 5.5%, when compared to the same time period in 2016.  The increase in total revenue for the nine months ended September 30, 2017 was principally the result of increases in interest and fees on LHFS and LHFI, other income, net and insurance commissions partially offset by an increase in total interest expense and declines in interest and fees on acquired loans and interest on securities.

Interest and fees on LHFS and LHFI for the nine months ended September 30, 2017 increased $31.0 million, or 13.9%, compared to the same time period in 2016, primarily due to the year-over-year increase in the LHFI portfolio.  Other income, net for the nine months ended September 30, 2017 increased $7.7 million when compared to the same time period in 2016 primarily due to non-taxable proceeds of $2.7 million related to bank-owned life insurance received during the third quarter of 2017 and the $4.9 million in non-routine, nontaxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.   Insurance commissions for the nine months ended September 30, 2017 increased $1.1 million, or 3.7%, compared to the same time period in 2016, principally due to growth in the property and casualty line of business as well as other commission income.  Interest expense for the nine months ended September 30, 2017 increased $11.3 million, or 62.4%, when compared to the same time period in 2016 due to rising interest rates in general, which resulted in increases in interest on deposits, interest on federal funds purchased and securities sold under repurchase agreements and other interest expense.  Interest expense on deposits for the nine months ended September 30, 2017 increased $6.1 million, or 64.7%, when compared to the same time period in 2016, principally due to rising rates in general, accompanied by increases in average balances of interest checking and money market deposit accounts as well as on certificates of deposit.  Interest on federal funds purchased and securities sold under repurchase agreements increased $1.8 million when the first nine months of 2017 is compared to the same time period in 2016 principally due to increases in the target range for the federal funds rate by the FRB as well as higher balances of federal funds purchased.  Other interest expense increased $3.4 million, or 45.8%, when the nine months ended September 30, 2017 is compared to the same time period in 2016, principally due to increases in rates in general, accompanied by increases in average balances of short-term FHLB advances partially offset by the decline in interest expense on the subordinated notes.  Interest and fees on acquired loans for the nine months ended September 30,

2017 decreased $3.8 million, or 17.3%, when compared to the same time period in 2016, as a result of declines in accretion income and recovery on the settlement of debt, primarily related to loans acquired in the BancTrust merger, as acquired loans continue to pay-down as anticipated, partially offset by interest and fees on loans acquired in the Reliance merger.  Interest and fees on securities decreased $1.5 million, or 2.4%, when the first nine months of 2017 is compared to the same time period in 2016 principally due to declines in the balances of both held to maturity and available for sale securities as part of Trustmark’s interest rate risk management strategy and in accordance with Trustmark’s focus on enhancing the composition of its earning assets profile.

Trustmark’s provision for loan losses, LHFI for the three and nine months ended September 30, 2017 totaled $3.7 million and $9.4 million, a decrease of $612 thousand, or 14.3%, and an increase of $232 thousand, or 2.5%, respectively, when compared to a provision for loan losses, LHFI of $4.3 million and $9.1 million for the three and nine months ended September 30, 2016.  The provision for loan losses, LHFI for both the three and nine months ended September 30, 2017 included $1.1 million of additional reserves due to the potential loss exposure caused by Hurricane Harvey.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three and nine months ended September 30, 2017 totaled a negative $1.7 million and $5.8 million, a decrease of $2.3 million and $8.4 million, respectively, when compared to a positive provision of $691 thousand and $2.6 million for the three and nine months ended September 30, 2016.  The decrease in the provision for loan losses, acquired loans for the three and nine months ended September 30, 2017 when compared to the same time periods in 2016 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $2.0 million and $3.5 million for the three and nine months ended September 30, 2017, a decrease of $3.0 million, or 59.4%, and $8.2 million, or 69.9%, respectively, when compared to the same time periods in 2016.

At September 30, 2017, nonperforming assets, excluding acquired loans, totaled $117.6 million, an increase of $6.4 million, or 5.7%, compared to December 31, 2016, due to an increase in nonaccrual LHFI partially offset by a decline in other real estate.  Total nonaccrual LHFI were $69.3 million at September 30, 2017, representing an increase of $20.1 million, or 40.7%, relative to December 31, 2016, principally due to one large substandard energy credit and one healthcare related credit moving to nonaccrual status during the first nine months of 2017.  Other real estate declined $13.7 million, or 22.1%, during the first nine months of 2017 primarily due to properties sold in all five of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Florida, Alabama and Mississippi market regions partially offset by properties foreclosed in all five market regions.

LHFI totaled $8.407 billion at September 30, 2017, an increase of $556.1 million, or 7.1%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $519.4 million, or 6.6%, during the first nine months of 2017.  The increase in LHFI, excluding the reclassified acquired loans, during the first nine months of 2017 represented net growth in all five of Trustmark’s market regions and all loan categories, with the exception of loans secured by 1-4 family residential properties.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

While both classified and criticized LHFI balances remain at low levels and continue to reflect strong credit quality, both classified and criticized LHFI increased during the first nine months of 2017.  As of September 30, 2017, classified LHFI balances increased $16.7 million, or 7.4%, while criticized LHFI balances increased $41.4 million, or 16.3%, when compared to balances at December 31, 2016.  The increases in the classified and criticized LHFI during the first nine months of 2017 were primarily the result of downgrades associated with one large energy-related credit, one large healthcare credit and four commercial credits, which were partially offset by pay-downs of or improvements in existing criticized credits that resulted in their removal from criticized categories.  The energy-related downgrade was identified during Trustmark’s first quarter routine assessment of its energy portfolio, with no further significant deterioration noted in the most recent review of this portfolio.  All of the credits have been reserved for appropriately.

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

Total deposits were $10.232 billion at September 30, 2017, an increase of $175.7 million, or 1.7% compared to December 31, 2016.  During the first nine months of 2017, noninterest-bearing deposits increased $24.8 million, or 0.8%, primarily due to growth in consumer and public demand deposit accounts, while interest-bearing deposits increased $151.0 million, or 2.1%, primarily due to growth in all categories of interest-bearing deposit accounts with the exception of public interest checking and money market accounts, reflecting the Reliance merger and increases in interest rates.  At September 30, 2017, the balance of deposits for branches associated with the Reliance merger was $166.0 million. Excluding these Reliance deposits, total deposits at September 30, 2017 increased $9.8 million, or 0.1%.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Short-term borrowings totaled $1.868 billion at September 30, 2017, an increase of $558.2 million, or 42.6%, when compared to December 31, 2016 as a result of the increase in earning assets, principally LHFI, out-pacing the growth in deposits.  The increase in short-term borrowings was primarily due to an increase in the outstanding balance of short-term FHLB advances as Trustmark continues to utilize this funding source to fund the difference between loan and deposit growth.  Short-term FHLB advances increased $550.0 million during the first nine months of 2017 as a result of a $250.0 million long-term advance with the FHLB of Dallas being reclassified to short-term during May 2017 and a $300.0 million increase in the outstanding balance of other short-term advances with the FHLB of Dallas.

Recent Legislative and Regulatory Developments

On November 1, 2017, the President signed a resolution passed by Congress under the Congressional Review Act to overturn the Consumer Financial Protection Bureau’s (CFPB) July 10, 2017 final rule that would have substantially curtailed the ability of financial services providers and consumers to enter into pre-dispute arbitration clauses.

In October 2017, the CFPB issued a final rule generally requiring lenders that make certain covered short-term loans, longer-term balloon-payment loans, or longer-term loans with certain costs and features, to reasonably determine that a borrower of a covered loan has the ability to repay such a loan, make certain disclosures to the borrower before attempting to withdraw payment from the borrower’s account, forego from making three consecutive attempts to withdraw payments, and report covered loans to registered information systems.  Most of the requirements of the final rule will take effect in the third quarter of 2019.  Based on Trustmark’s current credit portfolio, any covered loans made by Trustmark are considered exempt “accommodation loans” under the CFPB’s final rule, and accordingly, Trustmark does not expect that the final rule will have a material impact on its operations.

During April 2016, the Department of Labor (DOL) issued a final rule related to fiduciary standards that apply to providing advice to clients with respect to the investing of their retirement assets.  The final rule expands the definition of a fiduciary under the Employee Retirement Income Security Act of 1974, as amended.  Those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners generally must either avoid payments that create conflicts of interest or comply with an exemption issued by the DOL.  Under new exemptions adopted with the rule, financial institutions will generally be obligated to acknowledge their status and the status of their individual advisers as "fiduciaries."  Firms and advisers will be required to make prudent investment recommendations that are in their clients’ best interests and charge only reasonable compensation.  Additionally, the new rule requires certain disclosures to be made to the investor, and ongoing compliance must be monitored and documented.  On June 9, 2017, following a 60-day extension of the final rule’s applicability date, certain provisions of the final rule became applicable, including provisions that apply to Trustmark.  The remaining provisions of the final rule were scheduled to be phased in by January 1, 2018; however, the DOL has proposed delaying provisions that are not yet applicable until July 2019. It is possible that the rule could be modified or superseded by the U.S. Congress or federal regulators prior to becoming fully applicable.  Management is closely monitoring developments, but cannot predict what the final outcome will be.  Management does not expect the final rule to have a significant impact on the results of operation or financial condition of Trustmark or TNB.

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

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statements of Income
Total interest income	$116,114	$103,786	$332,796	$306,715
Total interest expense	12,202	6,222	29,290	18,034
Net interest income	103,912	97,564	303,506	288,681
Provision for loan losses, LHFI	3,672	4,284	9,355	9,123
Provision for loan losses, acquired loans	(1,653)	691	(5,822)	2,607
Noninterest income	44,480	44,716	140,703	132,219
Noninterest expense	103,086	97,908	327,218	307,031
Income before income taxes	43,287	39,397	113,458	102,139
Income taxes	8,708	8,415	23,596	22,651
Net Income	$34,579	$30,982	$89,862	$79,488

Revenue (1)
Total revenue	$148,392	$142,280	$444,209	$420,900

Per Share Data
Basic earnings per share	$0.51	$0.46	$1.33	$1.18
Diluted earnings per share	0.51	0.46	1.32	1.17
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	8.69%	8.05%	7.73%	7.02%
Return on average tangible equity	11.95%	11.16%	10.68%	9.85%
Return on average assets	0.99%	0.95%	0.88%	0.83%
Average equity/average assets	11.36%	11.78%	11.37%	11.77%
Net interest margin (fully taxable equivalent)	3.47%	3.52%	3.48%	3.54%
Dividend payout ratio	45.10%	50.00%	51.88%	58.47%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	-0.02%	0.27%	—	0.10%
Provision for loan losses/average loans	0.17%	0.22%	0.15%	0.16%
Nonperforming loans/total loans (incl LHFS*)	0.80%	0.70%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.36%	1.53%
Allowance for loan losses/total loans (excl LHFS*)	0.96%	0.95%

September 30,	2017	2016
Consolidated Balance Sheets
Total assets	$13,884,655	$13,161,538
Securities	3,471,372	3,554,181
Total loans (including LHFS* and acquired loans)	8,895,255	8,037,038
Deposits	10,231,742	9,685,701
Total shareholders' equity	1,582,535	1,534,761

Stock Performance
Market value - close	$33.12	$27.56
Book value	23.36	22.69
Tangible book value	17.49	16.95

Capital Ratios
Total equity/total assets	11.40%	11.66%
Tangible equity/tangible assets	8.79%	8.97%
Tangible equity/risk-weighted assets	11.29%	11.85%
Tier 1 leverage ratio	9.61%	9.92%
Common equity tier 1 risk-based capital ratio	11.80%	12.35%
Tier 1 risk-based capital ratio	12.37%	12.97%
Total risk-based capital ratio	13.19%	13.82%

(1)	Consistent with Trustmark's audited annual financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes acquired loans
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,577,867	$1,530,842	$1,554,566	$1,512,855
Less: Goodwill		(379,627)	(366,156)	(374,707)	(366,156)
Identifiable intangible assets		(18,714)	(23,311)	(19,454)	(24,988)
Total average tangible equity		$1,179,526	$1,141,375	$1,160,405	$1,121,711

PERIOD END BALANCES
Total shareholders' equity		$1,582,535	$1,534,761
Less: Goodwill		(379,627)	(366,156)
Identifiable intangible assets		(17,883)	(22,366)
Total tangible equity	(a)	$1,185,025	$1,146,239

TANGIBLE ASSETS
Total assets		$13,884,655	$13,161,538
Less: Goodwill		(379,627)	(366,156)
Identifiable intangible assets		(17,883)	(22,366)
Total tangible assets	(b)	$13,487,145	$12,773,016
Risk-weighted assets	(c)	$10,498,582	$9,670,302

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$34,579	$30,982	$89,862	$79,488
Plus: Intangible amortization net of tax		950	1,045	2,870	3,199
Net income adjusted for intangible amortization		$35,529	$32,027	$92,732	$82,687
Period end shares outstanding	(d)	67,742,135	67,626,939

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.95%	11.16%	10.68%	9.85%
Tangible equity/tangible assets	(a)/(b)	8.79%	8.97%
Tangible equity/risk-weighted assets	(a)/(c)	11.29%	11.85%
Tangible book value	(a)/(d)*1,000	$17.49	$16.95

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,582,535	$1,534,761
AOCI-related adjustments		27,825	17,075
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(359,841)	(347,800)
Other adjustments and deductions for CET1 (2)		(11,359)	(9,307)
CET1 capital	(e)	1,239,160	1,194,729
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		(471)	(276)
Additional tier 1 capital		59,529	59,724
Tier 1 Capital		$1,298,689	$1,254,453

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.80%	12.35%

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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine transactions occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$34,579	$0.509	$30,982	$0.457	$89,862	$1.324	$79,488	$1.173

Significant non-routine transactions (net of taxes):
Defined benefit plan termination	—	—	—	—	10,895	0.161	—	—
Reliance merger transaction expenses	—	—	—	—	1,999	0.029	—	—
Non-taxable gain on acquired life insurance proceeds	—	—	—	—	(4,894)	(0.072)	—	—
Early retirement program expense	—	—	146	0.002	—	—	5,884	0.087
Pension expense due to de-risking strategy in Plan assets portfolio	—	—	410	0.006	—	—	410	0.006
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$34,579	$0.509	$31,538	$0.465	$97,862	$1.442	$85,782	$1.266

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	8.69%	n/a	8.05%	8.20%	7.73%	8.42%	7.02%	7.57%
Return on average tangible equity	11.95%	n/a	11.16%	11.36%	10.68%	11.61%	9.85%	10.60%
Return on average assets	0.99%	n/a	0.95%	0.97%	0.88%	0.96%	0.83%	0.89%

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

Net interest income-FTE for the three and nine months ended September 30, 2017 increased $6.7 million, or 6.6%, and $15.9 million, or 5.3%, respectively, when compared with the same time periods in 2016.  The net interest margin for the three and nine months ended September 30, 2017 decreased 5 and 6 basis points, respectively, to 3.47% and 3.48%, respectively, when compared to the same time periods in 2016.  The decrease in the net interest margin for both the three and nine months ended September 30, 2017 was primarily the result of increases in the cost of interest-bearing deposits and other borrowings in conjunction with rising rates in general, partially offset by an increase in the yield on LHFS and LHFI.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three and nine months ended September 30, 2017 declined 4 and 3 basis point to 3.34% and 3.36%, respectively, when compared to the same time periods in 2016, due to the factors discussed above.

Average interest-earning assets for the first nine months of 2017 were $12.221 billion compared to $11.406 billion for the same time period in 2016, an increase of $814.6 million, or 7.1%.  The growth in average earning assets during the first nine months of 2017 was primarily due to an increase in average loans (LHFS and LHFI) of $816.4 million, or 10.9%, and total securities of $42.5 million, or 1.2%, partially offset by a decrease in average acquired loans of $59.8 million, or 17.2%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $908.1 million, or 12.1%, increase in the LHFI portfolio when balances at September 30, 2017 are compared to balances at September 30, 2016.  This increase represented net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio.  The increase in average total securities was primarily due to purchases of taxable government-sponsored enterprise (GSE) guaranteed securities and securities acquired in the Reliance merger, partially offset by sales, calls, maturities and pay-downs of the underlying loans of these GSE securities.  The decline in average acquired loans was primarily attributable to pay-offs of acquired loans, principally related to the BancTrust merger, as well as the reclassification of $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI during the first quarter of 2017 due to the discount on these loans being fully amortized, partially offset by the loans acquired in the Reliance merger.

During the first nine months of 2017, interest and fees on LHFS and LHFI-FTE increased $32.3 million, or 13.8%, when compared to the same time period in 2016, due to growth in LHFI, while the yield on loans (LHFS and LHFI) increased 11 basis points to 4.29% as a result of increases in interest rates during the period.  During the first nine months of 2017, interest and fees on acquired loans decreased $3.8 million, or 17.3%, compared to the same time period in 2016, due to declines in accretion income and recovery on the settlement of debt, primarily related to loans acquired in the BancTrust merger, as acquired loans continue to pay-down as anticipated, partially offset by interest and fees on loans acquired in the Reliance merger.  The yield on acquired loans for the first nine months of 2017 decreased 1 basis point to 8.37% compared to the same time period in 2016.  As a result of these factors, interest income-FTE increased $27.2 million, or 8.5%, when the first nine months of 2017 is compared to the same time period in 2016, while the yield on total earning assets increased 5 basis points to 3.80%.

Average interest-bearing liabilities for the first nine months of 2017 totaled $8.914 billion compared to $8.265 billion for the same time period in 2016, an increase of $648.8 million, or 7.8%.  The increase in average interest-bearing liabilities was principally due to increases in average interest-bearing deposits and other borrowings.  Average interest-bearing deposits for the first nine months of 2017 increased $413.1 million, or 6.2%, when compared to the same time period in 2016, principally due to growth in average interest-bearing demand deposits and savings deposits as a result of increases in interest rates as well as the deposits acquired in the Reliance merger.  Average other borrowings increased $206.9 million, or 19.2%, when the first nine months of 2017 is compared to the same time period in 2016, primarily reflecting the increased balance of short-term FHLB advances obtained from the FHLB of Dallas partially offset by the pay-off of the $50.0 million subordinated notes, during December of 2016.

Total interest expense for the first nine months of 2017 increased $11.3 million, or 62.4%, when compared with the same time period in 2016 due to increases in interest on deposits, other interest expense and interest on federal funds purchased and securities sold under repurchase agreements, in conjunction with increasing interest rates in general.  Similarly, interest on deposits for the first nine months of 2017 increased $6.1 million, or 64.7%, when compared to the same time period in 2016 principally due to increases in average balances of and rates on interest checking and money market deposit accounts as well as on certificates of deposit.  The rate on interest-bearing deposits increased 10 basis points to 0.29% for the first nine months of 2017 compared to 0.19% for the same time period in 2016.  Interest on federal funds purchased and securities sold under repurchase agreements increased $1.8 million while the rate increased 43 basis points to 0.77% when the first nine months of 2017 is compared to the same time period in 2016 principally due to increases in the target range for the federal funds rate by the FRB as well as higher balances of federal funds purchased.  During the first nine months of 2017, other interest expense increased $3.4 million, or 45.8%, while the rate on other borrowings increased 21 basis points to 1.13% when compared to the same time period in 2016 reflecting an increase in rates and average balances of short-term FHLB advances partially offset by the decline in interest expense on the subordinated notes.  As a result of these factors, the overall yield on interest-bearing liabilities increased 15 basis points to 0.44% when the first nine months of 2017 is compared with the first nine months of 2016.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2017			2016

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$3,582	$14	1.55%	$1,352	$5	1.47%
Securities - taxable	3,436,509	19,291	2.23%	3,364,162	19,351	2.29%
Securities - nontaxable	100,823	1,104	4.34%	129,412	1,388	4.27%
Loans (LHFS and LHFI)	8,532,523	93,703	4.36%	7,658,089	80,649	4.19%
Acquired loans	299,221	6,625	8.78%	317,273	6,781	8.50%
Other earning assets	84,320	355	1.67%	68,706	223	1.29%
Total interest-earning assets	12,456,978	121,092	3.86%	11,538,994	108,397	3.74%
Cash and due from banks	312,409			299,670
Other assets	1,202,766			1,243,854
Allowance for loan losses, net	(85,363)			(82,301)
Total Assets	$13,886,790			$13,000,217

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,213,070	6,381	0.35%	$6,616,590	3,208	0.19%
Federal funds purchased and securities sold under repurchase agreements	547,863	1,301	0.94%	481,071	411	0.34%
Other borrowings	1,398,302	4,520	1.28%	1,174,412	2,603	0.88%
Total interest-bearing liabilities	9,159,235	12,202	0.53%	8,272,073	6,222	0.30%
Noninterest-bearing demand deposits	3,003,763			3,060,331
Other liabilities	145,925			136,971
Shareholders' equity	1,577,867			1,530,842
Total Liabilities and Shareholders' Equity	$13,886,790			$13,000,217
Net Interest Margin		108,890	3.47%		102,175	3.52%

Less tax equivalent adjustment		4,978			4,611

Net Interest Margin per Consolidated Statements of Income		$103,912			$97,564

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$2,399	$26	1.45%	$1,000	$10	1.34%
Securities - taxable	3,418,925	57,865	2.26%	3,351,572	58,839	2.35%
Securities - nontaxable	110,215	3,582	4.35%	135,038	4,314	4.27%
Loans (LHFS and LHFI)	8,320,255	266,979	4.29%	7,503,842	234,661	4.18%
Acquired loans	288,599	18,077	8.37%	348,369	21,854	8.38%
Other earning assets	80,553	993	1.65%	66,477	653	1.31%
Total interest-earning assets	12,220,946	347,522	3.80%	11,406,298	320,331	3.75%
Cash and due from banks	310,313			284,295
Other assets	1,222,619			1,245,988
Allowance for loan losses, net	(84,036)			(82,351)
Total Assets	$13,669,842			$12,854,230

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,106,046	15,433	0.29%	$6,692,936	9,368	0.19%
Federal funds purchased and securities sold under repurchase agreements	524,295	3,036	0.77%	495,535	1,246	0.34%
Other borrowings	1,283,756	10,821	1.13%	1,076,822	7,420	0.92%
Total interest-bearing liabilities	8,914,097	29,290	0.44%	8,265,293	18,034	0.29%
Noninterest-bearing demand deposits	3,040,672			2,941,795
Other liabilities	160,507			134,287
Shareholders' equity	1,554,566			1,512,855
Total Liabilities and Shareholders' Equity	$13,669,842			$12,854,230

Net Interest Margin		318,232	3.48%		302,297	3.54%

Less tax equivalent adjustment		14,726			13,616

Net Interest Margin per Consolidated Statements of Income		$303,506			$288,681

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $3.7 million and $9.4 million for the three and nine months ended September 30, 2017, a decrease of $612 thousand, or 14.3%, and an increase of $232 thousand, or 2.5%, respectively, when compared to the same time periods in 2016.  As previously discussed, the provision for loan losses, LHFI for both the three and nine months ended September 30, 2017 included $1.1 million of additional reserves due to the potential loss exposure caused by Hurricane Harvey.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under FASB ASC Topic 310-30.  The decrease in the provision for loan losses, acquired loans when the three and nine months ended September 30, 2017 are compared to the same time periods in 2016 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
BancTrust	$(1,400)	$711	$(4,386)	$3,066
Bay Bank	(273)	58	(1,350)	6
Heritage	20	(78)	(86)	(465)
Reliance	—	—	—	—
Total provision for loan losses, acquired loans	$(1,653)	$691	$(5,822)	$2,607

Noninterest Income

Noninterest income represented 30.0% and 31.7% of total revenue, before securities gains (losses), net, for the three and nine months ended September 30, 2017, respectively, compared to 31.4% and 31.5% for the three and nine months ended September 30, 2016, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Service charges on deposit accounts	$11,223	$11,677	$(454)	-3.9%	$32,810	$33,809	$(999)	-3.0%
Bank card and other fees	7,150	6,756	394	5.8%	21,020	21,110	(90)	-0.4%
Mortgage banking, net	4,425	7,364	(2,939)	-39.9%	23,618	22,784	834	3.7%
Insurance commissions	10,398	10,074	324	3.2%	29,355	28,305	1,050	3.7%
Wealth management	7,530	7,571	(41)	-0.5%	22,617	22,987	(370)	-1.6%
Other, net	3,740	1,274	2,466	n/m	11,268	3,534	7,734	n/m
Total Noninterest Income before securities gains (losses), net	44,466	44,716	(250)	-0.6%	140,688	132,529	8,159	6.2%
Security gains (losses), net	14	—	14	n/m	15	(310)	325	n/m
Total Noninterest Income	$44,480	$44,716	$(236)	-0.5%	$140,703	$132,219	$8,484	6.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Mortgage servicing income, net	$5,295	$5,271	$24	0.5%	$16,192	$15,506	$686	4.4%
Change in fair value-MSR from runoff	(2,892)	(2,862)	(30)	-1.0%	(8,175)	(7,367)	(808)	-11.0%
Gain on sales of loans, net	5,083	6,410	(1,327)	-20.7%	13,634	14,481	(847)	-5.8%
Other, net	(450)	(299)	(151)	-50.5%	951	2,841	(1,890)	-66.5%
Mortgage banking income before hedge ineffectiveness	7,036	8,520	(1,484)	-17.4%	22,602	25,461	(2,859)	-11.2%
Change in fair value-MSR from market changes	(2,393)	381	(2,774)	n/m	(2,218)	(13,518)	11,300	83.6%
Change in fair value of derivatives	(218)	(1,537)	1,319	85.8%	3,234	10,841	(7,607)	-70.2%
Net positive (negative) hedge ineffectiveness	(2,611)	(1,156)	(1,455)	n/m	1,016	(2,677)	3,693	n/m
Mortgage banking, net	$4,425	$7,364	$(2,939)	-39.9%	$23,618	$22,784	$834	3.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended September 30, 2017 when compared to the same time period in 2016 was principally due to an increase in the net negative hedge ineffectiveness and a decrease in the amount of gain on sales of loans, net.   The increase in mortgage banking, net for the nine months ended September 30, 2017 when compared to the same time period in 2016 was principally due to a net positive hedge ineffectiveness for the first nine months of 2017 compared to a net negative hedge ineffectiveness for the first nine months of 2016, partially offset by a decline in the net positive mortgage valuation adjustment.  Mortgage loan production for the three and nine months ended September 30, 2017 was $341.5 million and $1.018 billion, a decrease of $146.4 million, or 30.0%, and $181.7 million, or 15.2%, respectively, when compared to the same time periods in 2016.  Loans serviced for others totaled $6.541 billion at September 30, 2017, compared with $6.265 billion at September 30, 2016, an increase of $276.0 million, or 4.4%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the three and nine months ended September 30, 2017 are compared to the same time periods in 2016, was primarily the result of a decline in the volume of loans sold.  Loan sales totaled $315.3 million and $871.9 million for the three and nine months ended September 30, 2017, respectively, a decrease of $110.3 million, or 25.9%, and $144.4 million, or 14.2%, respectively, when compared with the same time periods in 2016.

Other mortgage banking income, net includes the net valuation adjustment recognized in income in accordance with FASB ASC Topic 825, “Financial Instruments,” for the fair value of LHFS accounted for under the fair value option and the net valuation adjustment recognized in income in accordance with FASB ASC Topic 815, “Derivatives and Hedging,” for the fair value of interest rate lock commitments and forward sales contracts.  Valuation adjustments are primarily the result of changes in volume and profit margins for the related instruments during the period.  The decrease in other mortgage banking income, net when comparing the nine months ended September 30, 2017 with the same time period in 2016 was a result of the decline in the positive net valuation adjustment in the fair value of LHFS, interest rate lock commitments and forward sales contracts, which was principally due to lower increases in both volumes and profit margins during the nine months ended September 30, 2017.  For additional information regarding the LHFS accounted for under the fair value option, please see the section captioned “Fair Value Option” included in Note 16 – Fair Value set forth in Part I. Item 1. – Financial Statements – of this report. See the section captioned “Derivatives” for further discussion of the mortgage related derivative instruments.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,521)	$(2,479)	$(42)	-1.7%	$(7,082)	$(7,437)	$355	4.8%
Increase in life insurance cash surrender value	1,813	1,746	67	3.8%	5,309	5,140	169	3.3%
Other miscellaneous income	4,448	2,007	2,441	n/m	13,041	5,831	7,210	n/m
Total other, net	$3,740	$1,274	$2,466	n/m	$11,268	$3,534	$7,734	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when the three months ended September 30, 2017 is compared to the same time period in 2016 was primarily due to an increase in other miscellaneous income as a result of $2.7 million of nontaxable proceeds related to Trustmark’s bank-owned life insurance received during the third quarter of 2017.  The increase in other income, net for the first nine months of 2017 was primarily due to an increase in other miscellaneous income as a result of the $2.7 million of nontaxable bank-owned life insurance proceeds received during the third quarter of 2017 and the $4.9 million of non-routine, nontaxable proceeds related to life insurance acquired as part of a previous acquisition received during the second quarter of 2017.  Excluding the nontaxable life insurance proceeds, other miscellaneous income for the nine months ended September 30, 2017 increased $709 thousand, or 20.1%, when compared to the same time period in 2016.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$58,837	$57,250	$1,587	2.8%	$175,199	$181,469	$(6,270)	-3.5%
Defined benefit plan termination charge	—	—	—	n/m	17,644	—	17,644	n/m
Services and fees	15,133	14,947	186	1.2%	45,474	43,944	1,530	3.5%
Net occupancy-premises	6,702	6,440	262	4.1%	19,150	18,556	594	3.2%
Equipment expense	6,297	6,063	234	3.9%	18,457	18,053	404	2.2%
Other real estate expense:
Write-downs	432	671	(239)	-35.6%	2,593	3,653	(1,060)	-29.0%
Net (gain)/loss on sale	(200)	(2,706)	2,506	92.6%	(1,722)	(6,152)	4,430	72.0%
Carrying costs	632	722	(90)	-12.5%	2,135	2,560	(425)	-16.6%
Total other real estate expense	864	(1,313)	2,177	n/m	3,006	61	2,945	n/m
FDIC assessment expense	2,816	2,911	(95)	-3.3%	8,142	8,681	(539)	-6.2%
Other expense	12,437	11,610	827	7.1%	40,146	36,267	3,879	10.7%
Total noninterest expense	$103,086	$97,908	$5,178	5.3%	$327,218	$307,031	$20,187	6.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Noninterest expense for the nine months ended September 30, 2017 included a one-time defined benefit pension plan termination charge of $17.6 million and $3.2 million of one-time expenses related to the Reliance merger (included in other expense).  Noninterest expense for the three months ended September 30, 2016 included one-time charges of $236 thousand related to the voluntary early retirement program (ERP) included in salaries and employee benefits and $664 thousand of non-routine pension expense resulting from the de-risking strategy implemented for the plan asset portfolio in anticipation of the termination of the Trustmark Capital Accumulation Plan on December 31, 2016.  Noninterest expense for the nine months ended September 30, 2016 included one-time charges of $9.5 million related to the ERP ($9.3 million included in salaries and employee benefits and $230 thousand included in other expense) and $664 thousand of non-routine pension expense resulting from the de-risking strategy implemented for the plan asset portfolio.  Excluding these non-routine transactions, noninterest expense for the three and nine months ended September 30, 2017 increased $6.1 million, or 6.3%, and $9.5 million, or 3.2%, respectively, when compared to the same time periods in 2016.

Salaries and Employee Benefits

Excluding the non-routine ERP and pension expense, salaries and employee benefits for the three and nine months ended September 30, 2017 increased $2.5 million, or 4.4%, and $3.7 million, or 2.2%, respectively, when compared to the same time periods in 2016.  The increase in salaries and employee benefits when the three and nine months ended September 30, 2017 are compared to the same time periods in 2016 was principally due to increases in salaries and incentive compensation as a result of general merit increases and the addition of the employees from Reliance.

Other Real Estate Expense

The increase in other real estate expense for the three and nine months ended September 30, 2017 when compared to the same time periods in 2016 was principally due to declines in the net gains on sales of other real estate, primarily as a result of decreases in the amount of properties sold.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Loan expense	$3,013	$3,336	$(323)	-9.7%	$8,632	$9,403	$(771)	-8.2%
Amortization of intangibles	1,539	1,692	(153)	-9.0%	4,647	5,180	(533)	-10.3%
Other miscellaneous expense	7,885	6,582	1,303	19.8%	26,867	21,684	5,183	23.9%
Total other expense	$12,437	$11,610	$827	7.1%	$40,146	$36,267	$3,879	10.7%

The increase in other expense for the third quarter of 2017 when compared to the same time period in 2016 was primarily due to increases in franchise taxes and other various miscellaneous expenses.  The increase in other expense for the nine months ended September 30, 2017 when compared to the same time period in 2016 was principally due to non-routine transaction expenses related to the Reliance merger completed on April 7, 2017 as well as increase in various other miscellaneous expenses.  Excluding these non-routine transaction expenses, other expense for the nine months ended September 30, 2017 increased $871 thousand, or 2.4%, compared to the nine months ended September 30, 2016.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements – of this report.  The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2017 and 2016.

General Banking

Net interest income for the General Banking Division increased $14.7 million, or 5.1%, when the nine months ended September 30, 2017 is compared with the same time period in 2016.  The increase in net interest income was primarily due to increases in interest and fees on LHFS and LHFI partially offset by an increase in total interest expense and declines in interest and fees on acquired loans.  The provision for loan losses, net for the nine months ended September 30, 2017 totaled $3.5 million compared to $11.7 million for the same period in 2016, a decrease of $8.2 million, or 69.9%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $7.6 million, or 9.4%, during the first nine months of 2017 compared to the same time period in 2016.  During the second and third quarters of 2017, Trustmark received $4.9 million in nontaxable proceeds related to life insurance acquired in a previously acquisition and $2.7 million of nontaxable proceeds related to bank-owned life insurance, respectively.  Excluding these nontaxable proceeds, noninterest income for the General Banking Division was relatively unchanged when the first nine months of 2017 is compared to the same time period in 2016.  Noninterest income for the General Banking Division represented 22.7% of total revenue for this segment for the first nine months of 2017 as opposed to 22.0% for the same time period in 2016.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities losses, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $17.4 million, or 6.5%, during the first nine months of 2017 compared with the same time period in 2016, principally due to non-routine transaction expenses related to the termination of the defined benefit pension plan and the Reliance merger.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first nine months of 2017, net income for the Wealth Management Division decreased $1.3 million, or 43.2%, when compared to the same time period in 2016.  Noninterest income, which includes income related to investment management, trust and brokerage services, decreased $168 thousand, or 0.7%, when the first nine months of 2017 is compared to the same time period in 2016.  The slight decrease in noninterest income for the Wealth Management Division was primarily attributable to declines in trust management fees as well as a decline in annuity income generated by the brokerage services unit, partially offset by an increase in commissions generated by the brokerage services unit.  Noninterest expense for the Wealth Management Division increased $2.2 million, or 11.9%, during the first nine months of 2017 compared to the same time period in 2016, principally due to increases in other miscellaneous expense and allocated general overhead expense.

At September 30, 2017 and 2016, Trustmark held assets under management and administration of $10.406 billion and $10.777 billion, respectively, and brokerage assets of $1.744 billion and $1.619 billion, respectively.

Insurance

Net income for the Insurance Division during the first nine months of 2017 increased $222 thousand, or 5.3%, compared to the same time period in 2016.  Noninterest income for the Insurance Division increased $1.1 million, or 3.7%, when the first nine months of 2017 is compared to the same time period in 2016.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $10.4 million for the third quarter of 2017, an increase of $653 thousand, or 6.7%, compared to the second quarter of 2017, and $29.4 million for the first nine months of 2017, an increase of $1.1 million, or 3.7%, compared to the first nine months of 2016.  The increase in insurance commissions during the first nine months of 2017 when compared to the same time period in 2016 was primarily due to new business commission volume primarily in property and casualty coverage as well as increases in other commission income.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.  Noninterest expense for the Insurance Division increased $669 thousand, or 3.1%, when the first nine months of 2017 is compared to the same time period in 2016, primarily due to higher salaries and commissions expense resulting from modest general merit increases and improved performance as well as an increase in travel and entertainment expenses.

Income Taxes

For the three and nine months ended September 30, 2017, Trustmark’s combined effective tax rate was 20.1% and 20.8%, respectively, compared to 21.4% and 22.2%, respectively, for the same time periods in 2016.  The decrease in the effective tax rate for both the three and nine months ended September 30, 2017 was primarily due to the receipt of $2.7 million of nontaxable proceeds from bank-owned life insurance as well as investment in a new market tax credit partnership during the third quarter of 2017 and the $4.9 million of nontaxable proceeds related to life insurance acquired in a previous acquisition as well as investment in a new market tax credit partnership in the second quarter of 2017.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.221 billion, or 89.4% of total average assets, for the nine months ended September 30, 2017, compared to $11.406 billion, or 88.7% of total average assets, for the nine months ended September 30, 2016, an increase of $814.6 million, or 7.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.8 years at September 30, 2017 compared to 4.1 years at December 31, 2016.

When compared with December 31, 2016, total investment securities decreased by $44.0 million, or 1.3%, during the first nine months of 2017.  This decrease resulted primarily from sales, calls, maturities and pay-downs of the loans underlying GSE guaranteed securities, which were largely offset by purchases of GSE guaranteed securities, securities acquired in the Reliance merger and improvements in the fair market value of the available for sale securities.  Trustmark sold $27.7 million of securities during the first nine months of 2017, which generated a net gain of $15 thousand, compared to $25.0 million of securities sold during the first nine months of 2016, which generated a net loss of $310 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $20.6 million ($12.7 million net of tax) compared to $24.2 million ($14.9 million net of tax) at December 31, 2016.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At September 30, 2017, available for sale securities totaled $2.369 billion, which represented 68.2% of the securities portfolio, compared to $2.357 billion, or 67.0%, at December 31, 2016.  At September 30, 2017, unrealized losses, net on available for sale securities totaled $3.2 million compared to $9.5 million at December 31, 2016.  At September 30, 2017, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2017, held to maturity securities totaled $1.102 billion and represented 31.8% of the total securities portfolio, compared with $1.159 billion, or 33.0%, at December 31, 2016.

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

As of September 30, 2017, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2017 ($ in thousands):

	September 30, 2017
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,284,483	96.3%	$2,279,945	96.2%
Aa1 to Aa3	61,362	2.6%	62,392	2.7%
A1 to A3	185	—	186	—
Baa1 to Baa3	215	—	211	—
Not Rated (1)	26,010	1.1%	26,355	1.1%
Total securities available for sale	$2,372,255	100.0%	$2,369,089	100.0%

Securities Held to Maturity
Aaa	$1,056,214	95.8%	$1,056,550	95.7%
Aa1 to Aa3	33,516	3.1%	34,685	3.2%
Baa1 to Baa3	412	—	422	—
Not Rated (1)	12,141	1.1%	12,375	1.1%
Total securities held to maturity	$1,102,283	100.0%	$1,104,032	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2017, approximately 96.2% of the available for sale securities, measured at the estimated fair value, and 95.8% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At September 30, 2017, LHFS totaled $204.2 million, consisting of $156.1 million of residential real estate mortgage loans in the process of being sold to third parties and $48.1 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2016, LHFS totaled $175.9 million, consisting of $132.0 million of residential real estate mortgage loans in the process of being sold to third parties and $43.9 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2017 or 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due Loans Held for Sale (LHFS)” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements – of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$950,144	11.3%	$831,437	10.6%
Secured by 1-4 family residential properties	1,648,733	19.6%	1,660,043	21.1%
Secured by nonfarm, nonresidential properties	2,172,885	25.8%	2,034,176	25.9%
Other real estate secured	482,163	5.7%	318,148	4.0%
Commercial and industrial loans	1,568,588	18.7%	1,528,434	19.5%
Consumer loans	173,061	2.1%	170,562	2.2%
State and other political subdivision loans	936,614	11.1%	917,515	11.7%
Other loans	475,153	5.7%	390,898	5.0%
LHFI	$8,407,341	100.0%	$7,851,213	100.0%

LHFI increased $556.1 million, or 7.1%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $519.4 million, or 6.6%, during the first nine months of 2017.  The increase in LHFI, excluding the reclassified acquired loans, during the first nine months of 2017 represented net growth in all five of Trustmark’s market regions and all loan categories, with the exception of loans secured by 1-4 family residential properties.  The discussion below excludes the reclassified acquired loans.

LHFI secured by real estate increased $393.0 million, or 8.1%, during the first nine months of 2017 as growth in the Alabama, Texas, Florida and Mississippi market regions was partially offset by declines in the Tennessee market region.  LHFI secured by construction, land development and other land increased $118.2 million, or 14.2%, during the first nine months of 2017, primarily due to new loans in the other construction and 1-4 family construction categories, partially offset by other construction loans that were moved to the appropriate permanent categories upon completion of the related construction project.  During the first nine months of 2017, $377.5 million in other construction loans were moved to the appropriate permanent categories upon completion, including $227.9 million in multi-family residential, $121.8 million in non-owner occupied and $27.8 million in owner occupied.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $505.2 million for the first nine months of 2017.  The 1-4 family construction loan portfolio increased $16.7 million, or 9.6%, during the first nine months of 2017, principally due to growth in Trustmark’s Alabama, Texas and Florida market regions.

LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $134.8 million, or 6.6%, during the first nine months of 2017, principally due to construction loans that moved to permanent financing.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $14.8 million, or 0.7%, during the first nine months of 2017.  The decrease in the NFNR LHFI portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in Trustmark’s Texas, Mississippi and Tennessee market regions as well as declines in owner occupied loans in the Mississippi market region, partially offset by growth in non-owner occupied loans in the Florida and Alabama market regions.  Other real estate secured LHFI increased $162.4 million, or 51.0%, during the first nine months of 2017, primarily due to multi-family residential loans in Trustmark’s Texas, Mississippi, Alabama and Tennessee market regions that were moved from other construction loans to permanent financing.  Excluding the other construction reclassifications, other real estate secured LHFI decreased $65.5 million, or 20.6%, during the first nine months of 2017.  LHFI secured by 1-4 family residential properties declined $22.3 million, or 1.3%, during the first nine months of 2017, reflecting declines in the Mississippi, Tennessee and Florida market regions partially offset by growth in the Alabama market region.

The commercial and industrial loan portfolio increased $24.6 million, or 1.6%, during the first nine months of 2017, as a result of growth in the Tennessee, Alabama and Florida market regions, which was partially offset by declines in the Texas and Mississippi market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At September 30, 2017 and December 31, 2016, energy-related LHFI had outstanding balances of approximately $234.0 million and $271.5 million, respectively, which represented approximately 2.8% of Trustmark’s total LHFI portfolio at September 30, 2017 compared to approximately 3.5% of the total LHFI portfolio at December 31, 2016.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $19.1 million, or 2.1%, during the first nine months of 2017 principally due to growth in the Mississippi and Alabama market regions partially offset by declines in the Texas, Tennessee and Florida market regions.  The other loan portfolio, which includes lending to nonprofits and real estate investment trusts, increased $80.3 million, or 20.5%, during the first nine months of 2017, which primarily represented growth in Trustmark’s Mississippi, Alabama, Tennessee and Texas market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2017	December 31, 2016
Home equity loans	$48,439	$54,687
Home equity lines of credit	403,791	390,629
Percentage of loans and lines for which Trustmark holds first lien	60.8%	59.7%
Percentage of loans and lines for which Trustmark does not hold first lien	39.2%	40.3%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2017 and December 31, 2016 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$199,406	$750,738	$950,144
Secured by 1- 4 family residential properties	931,614	717,119	1,648,733
Secured by nonfarm, nonresidential properties	1,375,797	797,088	2,172,885
Other real estate secured	140,646	341,517	482,163
Commercial and industrial loans	530,688	1,037,900	1,568,588
Consumer loans	152,120	20,941	173,061
State and other political subdivision loans	839,663	96,951	936,614
Other loans	223,721	251,432	475,153
LHFI	$4,393,655	$4,013,686	$8,407,341

	December 31, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$210,862	$620,575	$831,437
Secured by 1- 4 family residential properties	1,616,289	43,754	1,660,043
Secured by nonfarm, nonresidential properties	1,131,720	902,456	2,034,176
Other real estate secured	167,250	150,898	318,148
Commercial and industrial loans	518,125	1,010,309	1,528,434
Consumer loans	150,304	20,258	170,562
State and other political subdivision loans	827,969	89,546	917,515
Other loans	191,358	199,540	390,898
LHFI	$4,813,877	$3,037,336	$7,851,213

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

The following table presents the LHFI composition by region at September 30, 2017 and reflects a diversified mix of loans by region ($ in thousands):

	September 30, 2017
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$950,144	$297,262	$49,515	$297,979	$21,869	$283,519
Secured by 1-4 family residential properties	1,648,733	102,412	46,613	1,388,912	94,344	16,452
Secured by nonfarm, nonresidential properties	2,172,885	367,466	221,513	922,241	146,668	514,997
Other real estate secured	482,163	70,826	2,684	209,436	47,050	152,167
Commercial and industrial loans	1,568,588	165,419	22,554	786,143	354,968	239,504
Consumer loans	173,061	23,023	4,104	125,951	17,703	2,280
State and other political subdivision loans	936,614	83,580	28,357	604,219	28,499	191,959
Other loans	475,153	63,557	17,796	308,787	45,815	39,198
LHFI	$8,407,341	$1,173,545	$393,136	$4,643,668	$756,916	$1,440,076

Construction, Land Development and Other Land Loans by Region
Lots	$55,527	$11,380	$16,436	$22,777	$2,344	$2,590
Development	44,984	5,256	4,665	15,822	444	18,797
Unimproved land	98,740	13,974	15,136	37,977	14,750	16,903
1-4 family construction	191,035	57,999	10,467	79,394	2,666	40,509
Other construction	559,858	208,653	2,811	142,009	1,665	204,720
Construction, land development and other land loans	$950,144	$297,262	$49,515	$297,979	$21,869	$283,519

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$315,249	$101,683	$46,634	$96,599	$17,289	$53,044
Office	221,939	45,521	21,813	72,333	6,072	76,200
Nursing homes/senior living	166,118	8,527	—	151,106	6,485	—
Hotel/motel	265,690	55,195	64,114	68,970	35,466	41,945
Mini-storage	132,839	12,695	6,563	43,716	567	69,298
Industrial	100,906	11,205	9,779	23,193	6,395	50,334
Health care	32,306	4,425	793	25,659	—	1,429
Convenience stores	20,962	1,375	—	8,889	897	9,801
Other	94,586	15,807	14,853	15,154	7,877	40,895
Total non-owner occupied loans	1,350,595	256,433	164,549	505,619	81,048	342,946
Owner-occupied:
Office	139,640	22,271	20,949	68,063	6,382	21,975
Churches	89,217	12,635	678	47,163	20,729	8,012
Industrial warehouses	137,277	9,096	3,565	54,179	11,027	59,410
Health care	117,445	23,151	4,102	71,032	4,410	14,750
Convenience stores	103,603	9,870	12,811	54,913	1,320	24,689
Retail	43,698	5,799	6,749	22,683	1,892	6,575
Restaurants	33,297	2,909	777	25,669	1,966	1,976
Auto dealerships	22,403	8,972	36	8,557	4,838	—
Other	135,710	16,330	7,297	64,363	13,056	34,664
Total owner-occupied loans	822,290	111,033	56,964	416,622	65,620	172,051
Loans secured by nonfarm, nonresidential properties	$2,172,885	$367,466	$221,513	$922,241	$146,668	$514,997

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

At September 30, 2017, the allowance for loan losses, LHFI, was $80.3 million, an increase of $9.1 million, or 12.7%, when compared with December 31, 2016.  The increase in the allowance for loan loss during the first nine months of 2017 was principally due to an increase in the reserve for commercial LHFI, primarily in Trustmark’s Alabama market region, as a result of loan growth, an increase in specific reserves for impaired LHFI in the Mississippi market region as well as increase in the allowance for loan losses, LHFI in the Texas market region due to the potential loss exposure caused by Hurricane Harvey.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 301.50% at September 30, 2017, compared to 267.40% at December 31, 2016 principally due to the increase in the allowance for loan losses, LHFI, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $80.3 million allowance for loan losses, LHFI, represented 1.02% of commercial LHFI and 0.73% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.96% as of September 30, 2017.  This compares with an allowance to total LHFI of 0.91% at December 31, 2016, which was allocated to commercial LHFI at 0.97% and to consumer and mortgage LHFI at 0.68%.

As previously discussed, the Texas Gulf Coast region was severely impacted by Hurricane Harvey during August 2017.  In the aftermath of Hurricane Harvey, Trustmark initiated a process to assess the storm’s impact on its customers.  Trustmark identified all loans where the collateral, project or mailing addresses were located within FEMA designated disaster zip codes and proactively surveyed these customers to determine the extent of any damages.  Potential loss exposure was calculated based upon customer responses as to the extent of damage suffered and applicable insurance coverage.  As a result, Trustmark increased its allowance for loan losses for LHFI during the third quarter of 2017 by $1.1 million due to the potential loss exposure caused by Hurricane Harvey.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,184	$9,206	$3,056	$45,312	$6,102	$12,508
LHFI charged-off	(2,752)	(400)	(102)	(1,954)	(281)	(15)
Recoveries	3,228	86	898	1,965	196	83
Net (charge-offs) recoveries	476	(314)	796	11	(85)	68
Provision for loan losses, LHFI	3,672	1,218	(744)	1,860	(72)	1,410
Balance at end of period	$80,332	$10,110	$3,108	$47,183	$5,945	$13,986

	Three Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,796	$6,699	$2,853	$44,510	$5,834	$11,900
LHFI charged-off	(8,279)	(126)	(33)	(3,945)	(258)	(3,917)
Recoveries	3,070	88	202	1,461	184	1,135
Net (charge-offs) recoveries	(5,209)	(38)	169	(2,484)	(74)	(2,782)
Provision for loan losses, LHFI	4,284	132	31	703	151	3,267
Balance at end of period	$70,871	$6,793	$3,053	$42,729	$5,911	$12,385

	Nine Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(9,072)	(706)	(288)	(7,064)	(908)	(106)
Recoveries	8,784	355	2,212	5,283	594	340
Net (charge-offs) recoveries	(288)	(351)	1,924	(1,781)	(314)	234
Provision for loan losses, LHFI	9,355	3,273	(1,716)	5,954	458	1,386
Balance at end of period	$80,332	$10,110	$3,108	$47,183	$5,945	$13,986

	Nine Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,184	$5,230	$10,970
LHFI charged-off	(14,893)	(777)	(459)	(7,215)	(972)	(5,470)
Recoveries	9,022	240	1,897	5,042	638	1,205
Net (charge-offs) recoveries	(5,871)	(537)	1,438	(2,173)	(334)	(4,265)
Provision for loan losses, LHFI	9,123	1,861	(1,151)	1,718	1,015	5,680
Balance at end of period	$70,871	$6,793	$3,053	$42,729	$5,911	$12,385

Recoveries exceeded charge-offs for the three months ended September 30, 2017 resulting in net recoveries of $476 thousand compared to net charge-offs of $5.2 million for the three months ended September 30, 2016.  The increase in net recoveries for the third quarter of 2017 compared to the same time period in 2016 was primarily a result of declines in charge-offs in the Texas and Mississippi market regions, principally due to three substandard credits in the Mississippi market region and two large substandard credits in the Texas market region which were charged off during the third quarter of 2016.  Charge-offs exceeded recoveries for the nine months ended September 30, 2017 and 2016.  Net charge-offs for the nine months ended September 30, 2017 totaled $288 thousand, a decrease of $5.6 million, or 95.1%, when compared to the same time period in 2016.  The decrease in total net charge-offs when the nine months ended September 30, 2017 is compared to the same time period in 2016 was primarily due to a decrease in charge-offs in the Texas market region, principally due to three large substandard credits which were charged off during the first nine months of 2016.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first nine months of 2017 totaled 0.15% of average loans (LHFS and LHFI), compared with 0.16% of average loans (LHFS and LHFI) for the same time period in 2016.  The increase in the provision for loan losses, LHFI when the first nine months of 2017 is compared to the same time period in 2016 was primarily due to additional reserves required as a result of loan growth and the $36.7 million of acquired loans reclassified to LHFI during the first quarter of 2017, additional reserves required related to existing or new impaired LHFI as well as the additional reserves due to the potential loss exposure caused by Hurricane Harvey.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at September 30, 2017 and December 31, 2016 ($ in thousands):

	September 30, 2017	December 31, 2016
Nonaccrual LHFI
Alabama	$1,629	$665
Florida	3,242	3,644
Mississippi	59,483	37,771
Tennessee	4,589	6,213
Texas	346	941
Total nonaccrual LHFI	69,289	49,234
Other real estate
Alabama	12,726	15,989
Florida	16,100	22,582
Mississippi	15,319	15,646
Tennessee	2,671	6,183
Texas	1,540	1,651
Total other real estate	48,356	62,051
Total nonperforming assets	$117,645	$111,285

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.36%	1.38%

Loans past due 90 days or more
LHFI	$2,244	$1,832

LHFS - Guaranteed GNMA serviced loans (1)	$32,332	$28,345

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2017, nonaccrual LHFI totaled $69.3 million, or 0.80% of total LHFS and LHFI, reflecting an increase of $20.1 million, or 0.25% of total LHFS and LHFI, relative to December 31, 2016.  The increase in nonaccrual LHFI was principally the result of one large substandard energy credit and one healthcare related credit moving to nonaccrual status during the first nine months of 2017.  As of September 30, 2017, nonaccrual energy-related LHFI totaled $22.9 million and represented 9.8% of Trustmark’s total energy-related portfolio, compared to $11.4 million, or 4.2% of Trustmark’s total energy-related portfolio, as of December 31, 2016.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual LHFI” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2017 decreased $13.7 million, or 22.1%, when compared with December 31, 2016.  The decrease in other real estate was primarily due to properties sold in all five of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Florida, Alabama and Mississippi market regions partially offset by properties foreclosed in all five market regions.

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of a loss-share agreement with the Federal Deposit Insurance Corporation (FDIC) on June 30, 2016.  As of September 30, 2017, Trustmark had no covered other real estate. The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$49,958	$13,301	$17,377	$14,377	$3,363	$1,540
Additions	2,983	167	—	2,690	126	—
Disposals	(4,153)	(626)	(1,172)	(1,583)	(772)	—
Write-downs	(432)	(116)	(105)	(165)	(46)	—
Balance at end of period	$48,356	$12,726	$16,100	$15,319	$2,671	$1,540

	Three Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,502	$18,031	$28,052	$14,435	$7,432	$1,552
Additions	13,748	89	7,534	5,910	215	—
Disposals	(17,586)	(2,186)	(10,476)	(2,888)	(2,036)	—
Write-downs	(671)	(360)	37	(798)	450	—
Balance at end of period	$64,993	$15,574	$25,147	$16,659	$6,061	$1,552

	Nine Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions (1)	7,481	838	344	4,784	732	783
Disposals	(18,583)	(3,160)	(5,702)	(4,496)	(4,331)	(894)
Write-downs	(2,593)	(941)	(1,124)	(615)	87	—
Balance at end of period	$48,356	$12,726	$16,100	$15,319	$2,671	$1,540

	Nine Months Ended September 30, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	21,972	1,683	10,524	8,819	946	—
Disposals	(30,494)	(6,544)	(14,680)	(5,206)	(3,882)	(182)
Write-downs	(3,662)	(1,143)	(276)	(1,266)	(977)	—
Balance at end of period	$64,993	$15,574	$25,147	$16,659	$6,061	$1,552

(1)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate, excluding covered other real estate, decreased $1.1 million, or 29.2%, when the first nine months of 2017 is compared to the same time period in 2016.  The decrease in write-downs on other real estate, excluding covered other real estate, during the first nine months of 2017 compared to the same time period in 2016 was primarily due to decreases in write-downs of other real estate properties in the Alabama, Tennessee and Mississippi market regions, partially offset by increases in write-downs of other real estate properties in the Florida market region.

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

As of September 30, 2017 and December 31, 2016, acquired loans consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Loans secured by real estate:
Construction, land development and other land	$29,384	$20,850
Secured by 1-4 family residential properties	65,746	69,540
Secured by nonfarm, nonresidential properties	122,200	103,820
Other real estate secured	18,431	19,010
Commercial and industrial loans	34,124	36,896
Consumer loans	2,749	3,365
Other loans	11,123	18,766
Acquired loans	283,757	272,247
Less allowance for loan losses, acquired loans	5,768	11,397
Net acquired loans	$277,989	$260,850

During the first nine months of 2017, acquired loans increased $11.5 million, or 4.2%, compared to balances at December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Additionally, acquired loans as of September 30, 2017 included $96.6 million of loans acquired in the Reliance merger completed on April 7, 2017.  Excluding the reclassified acquired loans and the loans acquired in the Reliance merger, acquired loans decreased $48.4 million, or 17.8%, during the first nine months of 2017, primarily due to pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $20.0 million to $30.0 million during the fourth quarter of 2017.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 6.0% to 7.0% for the fourth quarter of 2017.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

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

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.232 billion at September 30, 2017 compared to $10.056 billion at December 31, 2016, an increase of $175.7 million, or 1.7%.  During the first nine months of 2017, noninterest-bearing deposits increased $24.8 million, or 0.8%, primarily due to growth in consumer and public demand deposit accounts, while interest-bearing deposits increased $151.0 million, or 2.1%, primarily due to growth in all categories of interest-bearing deposit accounts with the exception of public interest checking and money market accounts, reflecting the Reliance merger and increases in interest rates.  At September 30, 2017, the balance of deposits for branches associated with the Reliance merger was $166.0 million. Excluding these Reliance deposits, total deposits at September 30, 2017 increased $9.8 million, or 0.1%.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $1.868 billion at September 30, 2017, an increase of $558.2 million, or 42.6%, when compared with $1.310 billion at December 31, 2016, primarily due to an increase in the outstanding balance of short-term FHLB advances with the FHLB of Dallas.  Other short-term borrowings increased $552.4 million, or 71.8%, during the first nine months of 2017, primarily due to a $550.0 million increase in outstanding short-term FHLB advances.  The increase in short-term FHLB advances during the first nine months of 2017 was the result of a $250.0 million long-term advance with the FHLB of Dallas being reclassified to short-term during May 2017 and a $300.0 million increase in the outstanding balance of other short-term advances with the FHLB of Dallas.  Federal funds purchased and securities sold under repurchase agreements totaled $545.6 million at September 30, 2017 compared to $539.8 million at December 31, 2016, an increase of $5.8 million, or 1.1%.  Of these amounts $159.6 million and $140.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $386.0 million at September 30, 2017, a decrease of $13.4 million when compared with $399.4 million at December 31, 2016.

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

Capital Resources

At September 30, 2017, Trustmark’s total shareholders’ equity was $1.583 billion, an increase of $62.3 million, or 4.1%, when compared to December 31, 2016.  During the first nine months of 2017, shareholders’ equity increased primarily as a result of net income of $89.9 million and the net change in pension and other postretirement benefit plans of $11.8 million, net of tax, partially offset by common stock dividends of $47.1 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2016 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% at September 30, 2017 and 0.625% at December 31, 2016.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2017 and December 31, 2016.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2017 and 2016 were $0.69.  Trustmark’s indicated dividend for 2017 is $0.92 per common share, which is the same as dividends per common share in 2016.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $10.147 billion for the first nine months of 2017 and represented approximately 74.2% of average liabilities and shareholders’ equity, compared to average deposits of $9.635 billion, which represented 75.0% of average liabilities and shareholders’ equity for the first nine months of 2016.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2017, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $33.7 million compared to $34.2 million at December 31, 2016.  At September 30, 2017, Trustmark had $30.0 million in short-term fixed-rate brokered CDs outstanding, compared to none at December 31, 2016.  The addition of these brokered CDs during the first nine months of 2017 was part of Trustmark’s normal periodic testing of wholesale funding lines.

At September 30, 2017, Trustmark had $386.0 million in upstream federal funds purchased, compared to $399.4 million at December 31, 2016.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $1.250 billion of outstanding short-term advances and no outstanding long-term advances at September 30, 2017, compared to $700.0 million of outstanding short-term advances and $250.0 million of outstanding long-term advances at December 31, 2016.  The $250.0 million long-term FHLB advance outstanding at December 31, 2016 was reclassified to short-term during the second quarter of 2017.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.401 billion at September 30, 2017.

In addition, at September 30, 2017, Trustmark had $976 thousand in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.1 million at December 31, 2016.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to enter into wholesale funding repurchase agreements as a source of borrowing by utilizing its unencumbered investment securities as collateral.  At September 30, 2017, Trustmark had approximately $1.508 billion available in repurchase agreement capacity compared to $1.373 billion at December 31, 2016.  The increase in capacity was due primarily to the increase in unencumbered investment securities resulting from the seasonal decline in public deposits.

Another borrowing source is the Discount Window.  At September 30, 2017, Trustmark had approximately $1.035 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $998.1 million at December 31, 2016.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2017, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2017 and 2016.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $64 thousand September 30, 2017 compared to a net after-tax loss of $17 thousand at December 31, 2016.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $71 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $368.0 million at September 30, 2017, with a positive valuation adjustment of $1.3 million, compared to $292.9 million, with a positive valuation adjustment of $3.8 million at December 31, 2016.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $352.0 million at September 30, 2017 compared to $262.0 million at December 31, 2016.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $2.6 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017, the impact was a net positive ineffectiveness of $1.0 million compared to a net negative ineffectiveness of $2.7 million for the nine months ended September 30, 2016.  The increase in the net positive ineffectiveness was primarily due to higher interest rates during the first nine months of 2017 compared the same time period in 2016.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $357.4 million related to this program, compared to $340.2 million as of December 31, 2016.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of September 30, 2017 and December 31, 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $647 thousand and $1.2 million, respectively.  As of September 30, 2017, Trustmark had posted collateral of $620 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2017 and December 31, 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.8 million and $14.2 million, respectively.  At September 30, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.8 million compared to five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2017 and December 31, 2016.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2017 and 2016.  At September 30, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2017	2016
+200 basis points	-2.4%	1.0%
+100 basis points	-1.4%	0.7%
-100 basis points	-5.3%	-6.8%

As shown in the table above, the interest rate shocks for the first nine months of 2017 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2017 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2017 and 2016.  At September 30, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2017	2016
+200 basis points	4.5%	6.2%
+100 basis points	3.4%	4.1%
-100 basis points	-10.2%	-10.4%

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

At September 30, 2017, the MSR fair value was approximately $81.5 million, compared to $65.5 million at September 30, 2016.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2017, would be a decline in fair value of approximately $3.1 million and $3.0 million, respectively, compared to a decline in fair value of approximately $2.7 million and $2.0 million, respectively, at September 30, 2016.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2016 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2017.

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

In July 2013, all defendants (including TNB) filed motions to dismiss the OSIC’s claims.  In March 2015, the court entered an order authorizing the parties to conduct discovery regarding class certification, staying all other discovery and setting a deadline for the parties to complete briefing on class certification issues.  In April 2015, the court granted in part and denied in part the defendants’ motions to dismiss the Class Plaintiffs’ claims and the OSIC’s claims.  The court dismissed all of the Class Plaintiffs’ fraudulent transfer claims and dismissed certain of the OSIC’s claims.  The court denied the motions by TNB and the other financial institution defendants to dismiss the OSIC’s constructive fraudulent transfer claims.

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  The court has yet to rule on this motion.

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

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2017 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2017 to July 31, 2017	—	$—	—	$99,250
August 1, 2017 to August 31, 2017	—	—	—	99,250
September 1, 2017 to September 30, 2017	—	—	—	99,250
Total	—	$—	—
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	November 6, 2017	DATE:	November 6, 2017