Form 10-K
period 2017-12-31
TRUSTMARK CORP
filed 2018-02-20
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

Based on the closing sales price at June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.306 billion.

As of January 31, 2018, there were issued and outstanding 67,818,093 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2018 Annual Meeting of Shareholders to be held April 24, 2018 are incorporated by reference into Part III of the Form 10-K report.

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

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2017, TNB had total assets of $13.796 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 198 offices and 2,893 full-time equivalent associates (measured at December 31, 2017) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in Memphis and the Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past five years ($ in thousands):

December 31,	2017	2016	2015	2014	2013
Securities	$3,295,121	$3,515,325	$3,533,240	$3,545,252	$3,362,882
Total securities growth (decline)	$(220,204)	$(17,915)	$(12,012)	$182,370	$662,949
Total securities growth (decline)	-6.26%	-0.51%	-0.34%	5.42%	24.55%

Loans *	$8,831,484	$8,123,460	$7,481,796	$6,998,878	$6,603,087
Total loans growth (decline)	$708,024	$641,664	$482,918	$395,791	$876,769
Total loans growth (decline)	8.72%	8.58%	6.90%	5.99%	15.31%

Assets	$13,797,953	$13,352,333	$12,678,896	$12,250,633	$11,790,383
Total assets growth (decline)	$445,620	$673,437	$428,263	$460,250	$1,961,716
Total assets growth (decline)	3.34%	5.31%	3.50%	3.90%	19.96%

Deposits	$10,577,512	$10,056,012	$9,588,230	$9,698,358	$9,859,902
Total deposits growth (decline)	$521,500	$467,782	$(110,128)	$(161,544)	$1,963,385
Total deposits growth (decline)	5.19%	4.88%	-1.14%	-1.64%	24.86%

Equity	$1,571,701	$1,520,208	$1,473,057	$1,419,940	$1,354,953
Total equity growth (decline)	$51,493	$47,151	$53,117	$64,987	$67,584
Total equity growth (decline)	3.39%	3.20%	3.74%	4.80%	5.25%

Years Ended December 31,
Revenue **	$592,213	$561,476	$564,914	$578,478	$562,346
Total revenue growth (decline)	$30,737	$(3,438)	$(13,564)	$16,132	$46,167
Total revenue growth (decline)	5.47%	-0.61%	-2.34%	2.87%	8.94%

*	Includes loans held for investment and acquired loans
**	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income

For additional information regarding the general development of Trustmark’s business, see Part II. Item 6. – Selected Financial Data and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

Geographic Information

The following table shows Trustmark’s percentage of loans, deposits and revenue for each of the geographic regions in which it operates as of and for the year ended December 31, 2017 ($ in thousands):

	Loans (1)		Deposits		Revenue (2)
	Amount	%	Amount	%	Amount	%
Alabama	$1,537,692	17.4%	$1,607,510	15.2%	$79,736	13.5%
Florida	397,762	4.5%	669,995	6.3%	39,387	6.6%
Mississippi	4,749,860	53.8%	6,349,275	60.0%	379,367	64.1%
Tennessee	740,753	8.4%	1,480,854	14.0%	46,686	7.9%
Texas	1,405,417	15.9%	469,878	4.5%	47,037	7.9%
Total	$8,831,484	100.0%	$10,577,512	100.0%	$592,213	100.0%

(1)	Includes loans held for investment and acquired loans
(2)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income

Segment Information

For the year ended December 31, 2017, Trustmark operated through three operating segments: General Banking Division, Insurance Division and Wealth Management Division.  The table below presents a summary of segment financial data for each segment for the last three years ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
General Banking
Net interest income	$406,406	$386,596	$391,092
Provision for loan losses, net	7,699	14,714	11,800
Noninterest income	116,180	107,059	105,477
Net income	97,706	99,083	106,738
Total assets	13,724,193	13,278,668	12,604,112

Wealth Management
Net interest income	$910	$726	$337
Noninterest income	30,285	30,117	31,245
Net income	2,244	4,124	3,850
Total assets	5,592	7,501	7,471

Insurance
Net interest income	$234	$211	$336
Noninterest income	38,198	36,767	36,427
Net income	5,680	5,204	5,450
Total assets	68,168	66,164	67,313

For more information on Trustmark’s operating segments, please see the section captioned “Results of Segment Operations” in Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 - Segment Information included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

Overview of Lending Business

Trustmark categorizes loans on its balance sheet into three categories.  These categories are described in more detail in Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

•	Loans Held for Investment (LHFI) – Loans originally underwritten by Trustmark that do not constitute loans held for sale, acquired loans.
•

Loans Held for Sale (LHFS) – Mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Division, other than mortgage loans that are retained in the LHFI portfolio based on banking relationships or certain investment strategies.

•

Acquired Loans – Loans acquired by Trustmark, either pursuant to the acquisition of another bank or pursuant to an acquisition of some or all of another bank’s loan portfolio as well as loans acquired by Trustmark in a Federal Deposit Insurance Corporation (FDIC)-assisted transaction and that are covered under a loss-share agreement with the FDIC.

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

Inherent in real estate construction lending is the risk that the full value of the collateral does not exist at the time the loan is granted.  Construction lending also inherently includes the risk associated with a borrower’s ability to successfully complete a proposed project on time and within budget.  Further, adverse changes in the market occurring between the start of construction and completion of the projects can result in slower sales or rental rates and lower sales prices than originally anticipated which could impact the underlying real estate collateral values and timely and full repayment of these loans.  Rising interest rates can adversely affect the cost of construction and the financial viability of real estate projects.  Higher interest rates may also result in higher capitalization rates, thereby reducing a property’s value.  As a result of this risk profile, LHFI secured by construction, land development and other land are considered to be higher risks than other real estate loans.

LHFI and LHFS Secured by Residential Properties – Residential real estate loans consist of first and junior liens on residential properties that are extended in the geographic markets in which Trustmark operates as well as mortgage products, originated and purchased, that are underwritten to secondary market standards.  Credit underwriting standards include evaluation of the borrower’s credit history and repayment capacity, including verification of income and valuation of collateral.  Portfolio performance is continuously evaluated through updated credit bureau scores and monitoring of repayment performance.

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

LHFI Secured by Nonfarm, Nonresidential Properties – Trustmark provides financing for both owner-occupied commercial real estate as well as income-producing commercial real estate.  Trustmark seeks to maintain a balance of owner-occupied and income-producing real estate loans that moderates its risk to the specific risks of each type of loan.  Commercial real estate term loans are typically collateralized by liens on real property.  Both types of commercial real estate loans are underwritten to lending policies that include maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type.  Income-producing commercial real estate loans also generally require substantial equity and are subject to exposure limits for a single project.  All exceptions to established guidelines are subject to stringent internal review and require specific approval.  As with commercial loans, the borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting.  Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance in addition to analysis of the proposed project for income-producing properties.  Additional support offered by guarantors is also considered.

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

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement in 2017; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the impact of further tightening of the monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the potential impact on the economy of the current presidential administration’s policies.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the January 2018 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest to moderate pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted modest growth in manufacturing activity, retail sales expanded, residential real estate activity remained constrained with most districts reporting little growth in home sales due to limited housing inventory, commercial construction continued to experience slight growth, loan demand was generally stable and growth in the energy sector increased slightly.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace, with most businesses reporting positive outlooks for the near term.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace with optimistic outlooks for steady growth in the near-term, labor markets remained tight and wage growth was stable, holiday retail sales exceeded expectations and increased demand in commercial construction.  The Federal Reserve’s Sixth District also reported that residential real estate activity increased modestly and commercial real estate demand continued to improve, but cautioned that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Sixth District noted increased business activity in manufacturing and that credit remained readily available for qualified borrowers.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved at a modest pace, labor markets remained tight with moderate growth in wages, improvements in consumer spending, modest improvements in residential real estate conditions, slight improvements in commercial construction and continued growth in the banking sectors.  The Federal Reserve’s Eighth District also reported that loan growth, which had slowed gradually since the start of 2017, levelled off at year-end and noted that lending activity improved moderately with positive loan growth across all categories other than open-ended home equity loans.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded at a robust pace at year-end and accelerated growth across the manufacturing, retail, nonfinancial services and energy sectors.  The Federal Reserve’s Eleventh District also reported increased demand for loans, loan pricing and a tightening in credit standards and terms and noted that overall loan volumes increased at a faster pace.  The Federal Reserve’s Eleventh District also noted that home sales were returning to a normal pace after Hurricane Harvey. The Federal Reserve’s Eleventh District also reported drilling activity increased, well completions continued to grow, demand for oil field services remained steady and outlooks for 2018 improved.

During June 2017, the FRB increased the target range for the federal funds rate for the third consecutive quarter.  In December 2017, the FRB further increased rates and commenced reducing the size of its balance sheet.  In December 2017, the FRB predicted an additional three interest rate hikes in 2018.  It is not possible to predict the impact, if any, on market interest rates of efforts by the FRB to reduce the size of its balance sheet.  The extended period of low interest rates continues to place pressure on net interest margins for Trustmark (as well as its competitors); however, interest rates have increased during 2017 and the FRB has indicated that it intends to continue to raise rates in 2018.  Any increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

For additional discussion of the impact of the current economic environment on the financial condition and results of operations of Trustmark and its subsidiaries, see Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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

At June 30, 2017, Trustmark’s deposit market share ranked within the top three positions in 58% of the 55 counties served and within the top five positions in 73% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2017.  The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the sections captioned “Description of Business” and “Geographic Information” above).

State	Deposit Market Share
Alabama	1.59%
Florida	0.13%
Mississippi	13.43%
Tennessee	0.36%
Texas	0.06%

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

Regulation of Trustmark

Trustmark is a registered bank holding company under the Bank Holding Company Act of 1956 (BHC Act).  Trustmark and its nonbank subsidiaries are therefore subject to the supervision, examination, enforcement and reporting requirements of the BHC Act, the Federal Deposit Insurance Act (FDI Act), the regulations of the FRB and certain of the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

Federal Oversight Over Mergers and Acquisitions, Investments and Branching

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5.0% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.  The BHC Act further provides that the FRB may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The FRB is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The FRB is also required to take into account in evaluating such a transaction the effectiveness of the parties in combatting money laundering activities.  Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (CRA).  Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution.

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

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act), permits Trustmark to acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit-percentage, aging requirements, and other restrictions.  The Riegle-Neal Act also generally permits national and state-chartered banks to branch interstate through acquisitions of banks in other states.  Bank holding companies must be well-capitalized and well-managed to obtain federal bank regulatory approval of an interstate acquisition without regard to state law prohibiting the transaction.

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

The Office of the Comptroller of the Currency (OCC) has the authority to approve applications by national banks to establish de novo branches, including, under the Riegle-Neal Act, in states other than the bank’s home state if the law of the State in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a State bank chartered by such State.

Certain acquisitions of Trustmark’s voting stock may be subject to regulatory approval or notice under federal law.  Investors are responsible for ensuring that they do not, directly or indirectly, acquire shares of Trustmark’s stock in excess of the amount that can be acquired without regulatory approval under the Change in Bank Control Act and the BHC Act, which prohibit any person or company from acquiring control of Trustmark without, in most cases, the prior written approval of the FRB.

Source of Strength

Under the FDI Act, Trustmark is expected to act as a source of financial and managerial strength to TNB.  Under this policy, a bank holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be inclined or in a financial position to provide it.

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

At December 31, 2017, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.77%, 12.33% and 13.10% of its total risk-weighted assets, respectively.  At December 31, 2017, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.16%, 12.16% and 12.93% of its total risk-weighted assets, respectively.  At December 31, 2017, the leverage ratios for Trustmark and TNB were 9.67% and 9.54%, respectively.  As of December 31, 2017, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.

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

Payment of Dividends and Stock Repurchases

Trustmark is limited in its ability to pay dividends or repurchase its stock by the FRB, including if doing so would be an unsafe or unsound banking practice.  Where a bank holding company intends to declare or pay a dividend that could raise safety and soundness concerns, it generally will be required to inform and consult with the FRB in advance.  It is the policy of the FRB that a bank holding company should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the company’s capital needs and overall current and prospective financial condition.

According to guidance from the FRB, a bank holding company’s dividend policies will be assessed against, among other things, its ability to achieve applicable capital ratio requirements.  If a bank holding company does not achieve applicable capital ratio requirements, it may not be able to pay dividends.  Although Trustmark currently meets applicable capital ratio requirements, inclusive of the phased-in capital conservation buffer, Trustmark cannot be sure that it will continue to meet those requirements or that even if it does, it will be able to pay dividends.

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

Regulation of TNB

TNB is a national bank and, as such, is subject to extensive regulation by the OCC and, to a lesser extent, by the FDIC.  In addition, as a large provider of consumer financial services, TNB is subject to regulation, supervision, enforcement and examination by the Consumer Financial Protection Bureau (CFPB).  Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services.  TNB is subject to supervision, examination, enforcement and reporting requirements under the National Bank Act, the Federal Reserve Act, the FDI Act, regulations of the OCC and certain of the requirements imposed by the Dodd-Frank Act.  Trustmark and TNB are also subject to a wide range of consumer protection laws and regulations.

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

CFPB

The Dodd-Frank Act established the CFPB within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  The CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions and their affiliates.  An insured depository institution is deemed “very large” if it reports assets of more than $10 billion in its quarterly Call Report for four consecutive quarters.  The CFPB has near exclusive supervision authority, including examination authority, over these “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.   The CFPB has broad authority to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive.  The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as TNB.  TNB’s total assets exceeded $10 billion at December 31, 2017 and 2016, and therefore, TNB is subject to CFPB supervision.

In October 2017, the CFPB issued a final rule generally requiring lenders that make certain covered short-term loans, longer-term balloon-payment loans, or longer-term loans with certain costs and features, to reasonably determine that a borrower of a covered loan has the ability to repay such a loan, make certain disclosures to the borrower before attempting to withdraw payment from the borrower’s account, forego from making three consecutive attempts to withdraw payments and report covered loans to registered information systems.  Most of the requirements of the final rule will take effect in the third quarter of 2019.  Based on TNB’s current credit portfolio, any covered loans made by TNB are considered exempt “accommodation loans” under the CFPB’s final rule, and accordingly, Trustmark does not expect that the final rule will have a material impact on its operations.

Other Federal and State Laws

Banking organizations are subject to numerous laws and regulations intended to protect consumers in addition to those discussed above. These laws include, among others: the Truth in Lending Act (TILA); Truth in Savings Act; Electronic Funds Transfer Act (EFTA); Expedited Funds Availability Act; Equal Credit Opportunity Act; Fair and Accurate Credit Transactions Act; Fair Housing Act; Fair Credit Reporting Act; Fair Debt Collection Act; Gramm-Leach-Bliley Act; Home Mortgage Disclosure Act; Right to Financial Privacy Act; Real Estate Settlement Procedures Act; laws regarding unfair and deceptive acts and practices; and usury laws.

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

Mortgage Regulation

The Dodd-Frank Act imposed new standards for mortgage loan originations on lenders.  The statute amended TILA to restrict the payment of fees to real-estate mortgage originators.  Furthermore, the statute amended TILA to impose minimum underwriting standards on real-estate mortgage creditors (including nonbanks as well as bank creditors) and verifications to check borrowers’ income and their ability to repay.

Financial Privacy Laws

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (GLB Act) imposed requirements related to the privacy of customer financial information. In accordance with the GLB Act, federal bank regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties.  The GLB Act also requires disclosure of privacy policies to consumers and, in some circumstances, allows consumers to prevent disclosure of certain personal information to a nonaffiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.  Trustmark recognizes the need to comply with legal and regulatory requirements that affect its customers’ privacy.

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

Under a rule adopted by the FDIC in 2011, the range of base assessment rates for all banks is to decrease in phases as the DIF’s reserve ratio grows to 1.15 percent, 2.00 percent and 2.50 percent.  The reserve ratio reached 1.17 percent as of June 30, 2016.  In March 2016, the Board of Directors of the FDIC approved a final rule to impose a surcharge of 4.5 cents per $100 of the assessment base, after making certain adjustments, on banks with $10.0 billion or more in assets, through the quarter that the DIF’s reserve ratio reaches the statutorily required minimum level of 1.35 percent, which the FDIC expects will occur after approximately two years of payments of these surcharges.  The surcharges became effective and began on July 1, 2016.  Following the effectiveness of the decrease in base assessment rates and surcharges on July 1, 2016, the total base assessment rate for an institution with $10.0 billion or more in assets ranges from a minimum of 1.5 basis points to a maximum of 40.0 basis points, plus applicable surcharges, but this range is subject to change as the DIF’s reserve ratio continues to grow.

TNB’s FDIC assessment expenses declined during 2017 as the lower regular assessment rates and the allowable adjustments more than offset the surcharge of 4.5 cents per $100 of assessment base.  In 2017, TNB’s expenses related to deposit insurance premiums totaled $10.4 million.

TNB also paid approximately $660 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature from 2018 through 2019.  For the quarter ended December 31, 2017, the FICO assessment rate was equal to 0.46 basis points.

The Dodd-Frank Act permanently increased the deposit insurance level to $250 thousand per depositor for each insured depository institution.

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

During April 2016, the Department of Labor (DOL) issued a final rule related to fiduciary standards that apply to the provision of advice to clients with respect to the investing of certain of their retirement accounts.  The final rule expands the definition of a fiduciary under the Employee Retirement Income Security Act of 1974, as amended.  Those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners generally must either avoid payments that create conflicts of interest or satisfy an exemption from these requirements issued by the DOL.  Under exemptions adopted with the rule, financial institutions will generally be obligated to acknowledge their status and the status of their individual advisers as “fiduciaries.”  Among other obligations, firms and advisers will be required to make prudent investment recommendations that are in their clients’ best interests and charge only reasonable compensation.  Additionally, the rule requires certain disclosures to be made to the client, and ongoing compliance must be monitored and documented.  On June 9, 2017, following a 60-day extension of the final rule’s applicability date, certain provisions of the final rule became applicable, including provisions that apply to Trustmark.  The remaining provisions of the final rule are scheduled to be phased in by July 1, 2019.  It is not clear if that applicability date will be further delayed, and it is also possible that the Securities and Exchange Commission or another governmental entity could impose separate regulations regarding the provision of investment advice with respect to retirement accounts.  Management does not expect the final DOL rule to have a significant impact on the results of operations or financial condition of Trustmark or TNB.

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

Employees

At December 31, 2017, Trustmark employed 2,893 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark (the Registrant) and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 63

Trustmark Corporation

President and Chief Executive Officer since January 2011

Trustmark National Bank

President and Chief Executive Officer since January 2011

Louis E. Greer, 63

Trustmark Corporation

Treasurer and Principal Financial Officer since January 2007

Trustmark National Bank

Executive Vice President and Chief Financial Officer since February 2007

Granville Tate, Jr., 61

Trustmark Corporation

Secretary since December 2015

Trustmark National Bank

Executive Vice President, Secretary, General Counsel and Chief Risk Officer since June 2016

Executive Vice President, Secretary and General Counsel from December 2015 to June 2016

Brunini, Grantham, Grower & Hewes, PLLC

Partner from January 2010 to December 2015

Board of Directors from January 2010 to November 2015

Chairman of the Board of Directors from January 2010 to May 2015

Monica A. Day, 57

Trustmark National Bank

Executive Vice President and Real Estate Banking Manager since May 2017

Senior Vice President and Corporate Commercial Real Estate Manager from October 2008 to May 2017

Duane A. Dewey, 59

Trustmark National Bank

President – Corporate Banking since September 2011

Robert Barry Harvey, 58

Trustmark National Bank

Executive Vice President and Chief Credit Officer since March 2010

Donald Glynn Ingram, 66

Trustmark National Bank

Executive Vice President and Chief Information Officer since September 2008

James M. Outlaw, Jr., 65

Trustmark National Bank

Executive Vice President and Chief Administrative Officer since August 2014

President and Chief Operating Officer – Texas from August 2006 to August 2014

Thomas C. Owens, 53

Trustmark National Bank

Executive Vice President and Bank Treasurer since September 2013

Webster Financial Corporation – Waterbury, Connecticut

Assistant Treasurer – Asset Liability Management from 2008 to September 2013

W. Arthur Stevens, 53

Trustmark National Bank

President – Retail Banking since September 2011

Breck W. Tyler, 59

Trustmark National Bank

President – Mortgage Services since March 2012

C. Scott Woods, 61

Trustmark National Bank

President – Insurance and Wealth Management since November 2017

President – Insurance Services from March 2012 to November 2017

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings.  Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  During June 2017, the FRB increased the target range for the federal funds rate for the third consecutive quarter.  In December 2017, the FRB further increased rates and commenced reducing the size of its balance sheet.  In December 2017, the FRB also predicted an additional three interest rate hikes in 2018.  It is not possible to predict the impact, if any, on market interest rates of efforts by the FRB to reduce the size of its balance sheet.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2017, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may decrease 2.1%, while a hypothetical 100 basis point increase in interest rates, may decrease net interest income 1.0%.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2017, it is estimated net interest income may decrease by 4.2%.

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

The economy continued to show moderate signs of improvement in 2017; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the impact of further tightening of the monetary policy by the FRB, the consequences of the decision of the United Kingdom to exit the European Union, and the potential impact on the economy of the current presidential administration’s policies.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations. While domestic demand for loans has improved, particularly for commercial loans, further meaningful gains will depend on sustained economic growth.  Strategic risk, including threats to business models from rising rates and modest economic growth, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

During June 2017, the FRB increased the target range for the federal funds rate for the third consecutive quarter.  In December 2017, the FRB further increased rates and commenced reducing the size of its balance sheet.  In December 2017, the FRB predicted an additional three interest rate hikes in 2018.  It is not possible to predict the impact, if any, on market interest rates of efforts by the FRB to reduce the size of its balance sheet.  The extended period of low interest rates continues to place pressure on net interest margins for Trustmark (as well as its competitors); however, interest rates have increased during 2017 and the FRB has indicated that it intends to continue to raise rates in 2018.  Any increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

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

•

The price per barrel of crude oil remained volatile during 2017.  As of December 31, 2017, energy-related LHFI represented approximately 2.6% of Trustmark’s total LHFI portfolio, and consisted principally of loans within the oilfield services and midstream segments.  Additionally, as of December 31, 2017, approximately 9.7% of Trustmark’s energy-related LHFI, or 0.3% of Trustmark’s total LHFI portfolio, were classified as nonperforming or nonaccrual.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Nonetheless, if oil prices remain at current levels or below for an extended period of time, Trustmark could experience weakening or increased losses within its energy-related LHFI portfolio.

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

Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ or when assets cannot be liquidated at fair market value as needed.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under agreements to repurchase, the Federal Reserve Discount Window (Discount Window) and Federal Home Loan Bank (FHLB) advances.  Any significant restriction or disruption of Trustmark’s ability to obtain funding from these or other sources could have a negative effect on Trustmark’s ability to satisfy its current and future financial obligations, which could materially affect Trustmark’s financial condition or results of operations.

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

Trustmark, primarily through TNB and certain nonbank subsidiaries, is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders.  These regulations and supervisory guidance affect Trustmark’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes.  Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation or statutes, regulations, policies and supervisory guidance, could affect Trustmark in substantial and unpredictable ways.  Such changes could subject Trustmark to additional costs, limit the types of financial services and products Trustmark may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things.  Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, civil money penalties, other sanctions by regulatory agencies and/or reputational damage.  In this regard, government authorities, including bank regulatory agencies, continue to pursue enforcement agendas with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures.  Any of the foregoing could have a material adverse effect on Trustmark’s financial condition or results of operations.

Trustmark is subject to stringent capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III.  The FRB, OCC, and FDIC issued final rules establishing regulatory capital requirements consistent with Basel III and implementing the capital requirements in the Dodd-Frank Act in July 2013.  These capital rules require, among other things, a minimum common equity Tier 1 capital ratio of 4.5%, net of regulatory deductions, and establish a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets above the regulatory minimum capital requirement, effectively establishing a minimum common equity Tier 1 ratio of 7%.  In addition, the capital rules increased the minimum Tier 1 capital requirement from 4% to 6% of risk-weighted assets.  The capital rules also specify that a banking organization with a capital conservation buffer that does not exceed 2.5% shall face limitations on capital distributions and bonus payments to executives.

The capital rules also include stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital.  For instance, the rules effectively disallow newly-issued trust preferred securities to be a component of a holding company’s Tier 1 capital.  Trustmark will continue to count $60.0 million in outstanding trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by a grandfather provision in the capital rules.

Trustmark and TNB were required to comply with the revised capital rules beginning January 1, 2015.  Certain of the requirements of the revised capital rules, such as the capital conservation buffer, will be phased in until January 1, 2019.  Once the revised capital requirements are fully phased in, Trustmark and TNB will be required to hold a greater amount of capital and a greater amount of common equity than they were previously required to hold.  Management does not expect the capital rules to have a significant impact on Trustmark or TNB.

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

When Trustmark consummates an acquisition, a portion of the purchase price is generally allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2017, goodwill and other identifiable intangible assets were $396.0 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2017 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2017, Trustmark held $43.2 million of other real estate, compared to $62.1 million at December 31, 2016.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators.  As of December 31, 2017, gross unrealized losses on temporarily impaired securities totaled $42.1 million.  Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary.  If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

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

Trustmark faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have greater financial resources.  Such competitors primarily include national and regional banks, as well as community banks within the various markets in which Trustmark operates.  At this time, major international banks do not materially compete directly with Trustmark in its markets, although they may do so in the future.  Trustmark also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  Additionally, fintech developments, such as blockchain and other distributed ledger technologies, have the potential to disrupt the financial industry and change the way banks do business.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

Trustmark regularly uses third-party service providers and subcontractors as part of its business.  Trustmark also has substantial ongoing business relationships with partners and other third-parties, and relies on certain third-parties to provide products and services necessary to maintain day-to-day operations.  These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, OCC, CFPB and FDIC.  Under regulatory guidance, Trustmark is required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third-party service providers and subcontractors and other ongoing third-party business relationships.  Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships.  Trustmark maintains a system of policies and procedures designed to ensure adequate due diligence is performed and to monitor vendor risks.  While Trustmark believes these policies and procedures effectively mitigate risk, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

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

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  The most recent economic recession resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards may result in changes to GAAP.  Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition or results of operations.  For example, in June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss impairment methodology with a methodology that reflects all current expected credit losses (CECL) and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  Trustmark intends to adopt ASU 2016-13 during the first quarter of 2020, and adoption of this ASU could materially affect its allowance for loan losses methodology, financial condition, capital levels and results of operations, including expenses Trustmark may incur in implementing this ASU.  For additional details regarding recently adopted and pending accounting pronouncements, see Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB.  Approximately 235,000 square feet, or 89%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  As of December 31, 2017, Trustmark, through TNB, also operated 178 full-service branches, 20 limited-service branches and an ATM network, which included 180 ATMs at on-premise locations, 66 ATMs located at off-premise sites and three interactive teller machines (ITMs) located at off-premise sites.  In addition, Trustmark’s Mortgage Banking Group utilized six off-site locations, the Wealth Management Division utilized one off-site location and the Insurance Division utilized five off-site locations.  Trustmark leases 90 of its 279 locations with the remainder being owned.  Trustmark believes its properties are suitable and adequate to operate its financial services business.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  On November 7, 2017, the court denied the OSIC’s motion seeking class certification and designation of class representatives and counsel, finding that common issues of fact did not predominate.  The court granted the OSIC’s motion to lift the discovery stay that it had previously ordered.

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

On April 11, 2016, Trustmark learned that a third Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (TD Bank), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the Joint Liquidators’ Action), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  To date, TNB has not been served in connection with this action.

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

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the NASDAQ Stock Market and is traded under the symbol TRMK.  The table below represents, for each quarter of 2017 and 2016, the high and low intra-day sales price per share of Trustmark’s common stock and the cash dividends declared per common share.

	2017		2016
Sales Price Per Share	High	Low	High	Low
First quarter	$36.58	$30.03	$23.64	$19.75
Second quarter	34.15	29.99	25.29	21.93
Third quarter	33.42	28.16	28.70	23.67
Fourth quarter	35.09	31.24	36.79	26.81

Dividends Per Share	2017	2016
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23
Total	$0.92	$0.92

At January 31, 2018, there were approximately 3,700 registered shareholders of record and approximately 38,000 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 17 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased none of its common stock during the year ended December 31, 2017.  Trustmark repurchased approximately 34 thousand shares of its common stock valued at approximately $750 thousand during the year ended December 31, 2016.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ market value index and the Morningstar Banks – Regional – US index.  The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2012, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2012	2013	2014	2015	2016	2017
Trustmark	100.00	123.88	117.73	114.87	183.94	169.18
Morningstar Banks - Regional - US	100.00	138.74	149.60	156.82	212.44	231.79
NASDAQ	100.00	140.12	160.78	171.97	187.22	242.71

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2017 ($ in thousands, except per share data).  The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2017	2016	2015	2014	2013
Consolidated Statements of Income
Total interest income	$449,795	$412,080	$412,225	$426,882	$414,346
Total interest expense	42,245	24,547	20,460	21,546	25,859
Net interest income	407,550	387,533	391,765	405,336	388,487
Provision for loan losses, LHFI	15,094	10,957	8,375	1,211	(13,421)
Provision for loan losses, acquired loans	(7,395)	3,757	3,425	6,171	6,039
Noninterest income	184,663	173,943	173,149	173,142	173,859
Noninterest expense	430,169	407,298	401,662	409,005	415,731
Income before income taxes	154,345	139,464	151,452	162,091	153,997
Income taxes	48,715	31,053	35,414	38,529	36,937
Net Income	$105,630	$108,411	$116,038	$123,562	$117,060

Revenue (1)
Total revenue	$592,213	$561,476	$564,914	$578,478	$562,346

Per Share Data
Basic earnings per share	$1.56	$1.60	$1.72	$1.83	$1.75
Diluted earnings per share	1.56	1.60	1.71	1.83	1.75
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average equity	6.77%	7.14%	7.94%	8.83%	8.75%
Return on average tangible equity	9.39%	9.99%	11.36%	12.97%	13.09%
Return on average assets	0.77%	0.84%	0.95%	1.03%	1.02%
Average equity/average assets	11.38%	11.73%	11.90%	11.63%	11.60%
Net interest margin (fully taxable equivalent)	3.48%	3.53%	3.78%	4.03%	4.01%
Dividend payout ratio	58.97%	57.50%	53.49%	50.27%	52.57%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.11%	0.10%	0.15%	-0.03%	-0.02%
Provision for loan losses/average loans	0.18%	0.14%	0.12%	0.02%	-0.23%
Nonperforming loans/total loans (incl LHFS*)	0.77%	0.61%	0.76%	1.21%	1.10%
Nonperforming assets/total loans (incl LHFS*) plus ORE**	1.26%	1.38%	1.81%	2.57%	2.84%
Allowance for loan losses/total loans (excl LHFS*)	0.90%	0.91%	0.95%	1.08%	1.15%

December 31,	2017	2016	2015	2014	2013
Consolidated Balance Sheets
Total assets	$13,797,953	$13,352,333	$12,678,896	$12,250,633	$11,790,383
Securities	3,295,121	3,515,325	3,533,240	3,545,252	3,362,882
Total loans (incl LHFS* and acquired loans)	9,011,996	8,299,387	7,641,985	7,131,074	6,752,256
Deposits	10,577,512	10,056,012	9,588,230	9,698,358	9,859,902
Total shareholders' equity	1,571,701	1,520,208	1,473,057	1,419,940	1,354,953

Stock Performance
Market value - close	$31.86	$35.65	$23.04	$24.54	$26.84
Book value	23.20	22.48	21.80	21.04	20.11
Tangible book value	17.35	16.76	15.98	15.13	13.95

Capital Ratios
Total equity/total assets	11.39%	11.39%	11.62%	11.59%	11.49%
Tangible equity/tangible assets	8.77%	8.74%	8.79%	8.62%	8.26%
Tangible equity/risk-weighted assets	11.13%	11.39%	11.68%	12.17%	11.88%
Tier 1 leverage ratio	9.67%	9.90%	10.03%	9.63%	9.06%
Tier 1 common risk-based capital ratio - BASEL I	—	—	—	12.75%	12.21%
Common equity tier 1 risk-based capital ratio - BASEL III	11.77%	12.16%	12.57%	—	—
Tier 1 risk-based capital ratio	12.33%	12.76%	13.21%	13.47%	12.97%
Total risk-based capital ratio	13.10%	13.59%	14.07%	14.56%	14.18%

(1)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income
(2)	Excludes Acquired Loans and Covered Other Real Estate
*	LHFS is Loans Held for Sale
**	ORE is Other Real Estate

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2017 and 2016 ($ in thousands, except per share data):

2017	1Q	2Q	3Q	4Q
Interest income	$104,906	$111,776	$116,114	$116,999
Interest expense	7,316	9,772	12,202	12,955
Net interest income	97,590	102,004	103,912	104,044
Provision for loan losses, LHFI	2,762	2,921	3,672	5,739
Provision for loan losses, acquired loans	(1,605)	(2,564)	(1,653)	(1,573)
Noninterest income	46,033	50,190	44,480	43,960
Noninterest expense	102,057	122,075	103,086	102,951
Income before income taxes	40,409	29,762	43,287	40,887
Income taxes	9,161	5,727	8,708	25,119
Net income	$31,248	$24,035	$34,579	$15,768
Earnings per share
Basic	$0.46	$0.35	$0.51	$0.23
Diluted	0.46	0.35	0.51	0.23

2016	1Q	2Q	3Q	4Q
Interest income	$100,598	$102,331	$103,786	$105,365
Interest expense	5,858	5,954	6,222	6,513
Net interest income	94,740	96,377	97,564	98,852
Provision for loan losses, LHFI	2,243	2,596	4,284	1,834
Provision for loan losses, acquired loans	1,309	607	691	1,150
Noninterest income	43,276	44,227	44,716	41,724
Noninterest expense	98,944	110,179	97,908	100,267
Income before income taxes	35,520	27,222	39,397	37,325
Income taxes	8,517	5,719	8,415	8,402
Net income	$27,003	$21,503	$30,982	$28,923
Earnings per share
Basic	$0.40	$0.32	$0.46	$0.43
Diluted	0.40	0.32	0.46	0.43

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $148.0 million and $592.2 million for the three months and year ended December 31, 2017, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth across all five market regions in the LHFI portfolio, which increased $718.8 million, or 9.2%, during year ended December 31, 2017.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $682.0 million, or 8.7%, during 2017.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable March 15, 2018, to shareholders of record on March 1, 2018.

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

As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Trustmark Capital Accumulation Plan (the Plan), a noncontributory tax-qualified defined benefit pension plan, effective as of December 31, 2016.  The final distributions were made from current plan assets and a one-time pension settlement expense of $17.6 million was recognized when paid by Trustmark during the second quarter of 2017.

Financial Highlights

Trustmark reported net income of $15.8 million, or basic and diluted earnings per share (EPS) of $0.23, in the fourth quarter of 2017, compared to $28.9 million, or basic and diluted EPS of $0.43, in the fourth quarter of 2016.  The decrease in net income when the fourth quarter of 2017 is compared to the same time period in 2016 was principally due to an one-time charge to income taxes resulting from the re-measurement of Trustmark’s net deferred tax assets due to the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act) and the elimination of a deferred tax valuation allowance related to a prior merger, which collectively reduced net income by $17.0 million, or $0.25 per diluted share.  Excluding these non-routine transactions, net income for the fourth quarter of 2017 totaled $32.7 million, or diluted EPS of $0.48.  The increase in net income, excluding the non-routine transactions, when the fourth quarter of 2017 is compared to the same time period in 2016 was principally due to an increase in total revenue (primarily due to increases in interest and fees on LHFS and LHFI, mortgage banking, net and other income, net principally as a result of proceeds received related to bank-owned life insurance) partially offset by an increase in noninterest expense.  These factors are discussed in greater detail below.  Trustmark’s reported performance during the quarter ended December 31, 2017, produced a return on average tangible equity of 5.60%, a return on average assets of 0.45%, an average equity to average assets ratio of 11.40% and a dividend payout ratio of 100.00%, compared to a return on average tangible equity of 10.41%, a return on average assets of 0.87%, an average equity to average assets ratio of 11.63% and a dividend payout ratio of 53.49% during the quarter ended December 31, 2016.  For a reconciliation between the reported net income and the net income adjusted for significant non-routine transactions as well as select financial ratios, please see the section captioned “Significant Non-routine Transactions.”

Revenue, which is defined as net interest income plus noninterest income, totaled $148.0 million for the quarter ended December 31, 2017 compared to $140.6 million for the quarter ended December 31, 2016, an increase of $7.4 million, or 5.3%.  The increase in total revenue for the fourth quarter of 2017 was principally the result of increases in interest and fees on LHFS and LHFI, mortgage banking, net and other income, net, partially offset by an increase in total interest expense.

Interest and fees on LHFS and LHFI increased $14.0 million, or 18.2%, when the fourth quarter of 2017 is compared to the same time period in 2016, primarily due to an increase in the LHFI portfolio and higher interest rates.  LHFI totaled $8.570 billion at December 31, 2017, an increase of $718.8 million, or 9.2%, when compared to December 31, 2016, as a result of net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio.  Mortgage banking, net for the fourth quarter of 2017 increased $856 thousand, or 15.8%, when compared to the same time period in 2016, principally due to a decrease in the net negative mortgage valuation adjustment, partially offset by a decline in gain on sales of loans, net.  Other income, net for the three months ended December 31, 2017 increased $589 thousand, or 28.2%, when compared to the same time period in 2016 primarily due to non-taxable proceeds of $1.7 million related to bank-owned life insurance received during the fourth quarter of 2017.  Interest expense for the fourth quarter of 2017 increased $6.4 million, or 98.9%, when compared to the same time period in 2016 principally due to rising interest rates in general, which result in increases in interest on deposits and other interest expense.  Interest expense on deposits for the three months ended December 31, 2017 increased $3.9 million when compared to the same time period in 2016, principally due to rising interest rates in general, accompanied by increases in average balances of all categories of interest-bearing accounts.  Other interest expense increased $1.9 million, or 71.1%, when the fourth quarter of 2017 is compared to the same time period in 2016, principally due to increases in rates in general and average balances of short-term FHLB advances partially offset by the decline in interest expense on the subordinated notes.

Trustmark’s provision for loan losses, LHFI for the three months ended December 31, 2017 totaled $5.7 million, an increase of $3.9 million when compared to a provision for loan losses, LHFI of $1.8 million for the three months ended December 31, 2016.  The increase in the provision for loan losses, LHFI for the fourth quarter of 2017 when compared to the same time period in 2016 was primarily due to an increase in the amount of provision required for existing and newly impaired LHFI, primarily in the Texas and Mississippi market regions, and an increase in the amount of provision related to quantitative reserve factors.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended December 31, 2017 totaled a negative $1.6 million, a decrease of $2.7 million when compared to the same time period in 2016 principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $4.2 million for the fourth quarter of 2017, an increase of $1.2 million, or 39.6%, when compared to the same time period in 2016.

For the year ended December 31, 2017, Trustmark reported net income of $105.6 million, or basic and diluted EPS of $1.56, compared to $108.4 million, or basic and diluted EPS of $1.60, for the year ended December 31, 2016 and $116.0 million, or basic and diluted EPS of $1.72 and $1.71, respectively, for the year ended December 31, 2015.  The decrease in net income when 2017 is compared to 2016 was primarily due to increases in income taxes and noninterest expense (principally due to non-routine transaction expenses), which was partially offset by an increase in total revenue (primarily due to increases in interest and fees on LHFS and LHFI and other income, net principally as a result of proceeds received related to life insurance) and the decline in the provision for loan losses, acquired loans.  These factors are discussed in greater detail below.  During the fourth quarter of 2017, Trustmark incurred non-routine income tax expenses of $17.0 million related to the re-measurement of Trustmark’s net deferred tax assets due to the enactment of the Tax Reform Act and the elimination of a deferred tax valuation allowance related to a prior merger.  During the second quarter of 2017, Trustmark received $4.9 million in non-routine, nontaxable proceeds related to life insurance acquired in a previous acquisition.  Additionally, Trustmark incurred non-routine transaction expenses of $17.6 million related to the termination of the defined benefit pension plan and $3.2 million related to the completion of the Reliance merger during the second quarter of 2017.  Excluding these non-routine transactions, net income for 2017 totaled $130.6 million, or diluted EPS of $1.92.  Trustmark’s reported performance for the year ended December 31, 2017, produced a return on average tangible equity of 9.39%, a return on average assets of 0.77% and a dividend payout ratio of 58.97%, compared to a return on average tangible equity of 9.99%, a return on average assets of 0.84% and a dividend payout ratio of 57.50% for the year ended December 31, 2016 and a return on average tangible equity of 11.36%, a return on average assets of 0.95% and a dividend payout ratio of 53.49% for the year ended December 31, 2015.  Trustmark’s average equity to average assets ratio was 11.38%, 11.73% and 11.90% for the years ended December 31, 2017, 2016 and 2015, respectively.  For a reconciliation between the reported net income and the net income adjusted for significant non-routine transactions as well as select financial ratios, please see the section captioned “Significant Non-routine Transactions.”

Revenue totaled $592.2 million for the year ended December 31, 2017, compared to $561.5 million and $564.9 million for the years ended December 31, 2016 and 2015, respectively.  The increase in total revenue for 2017 compared to 2016 was principally the result of increases in interest and fees on LHFS and LHFI and other income, net partially offset by an increase in total interest expense.

Interest and fees on LHFS and LHFI for 2017 increased $45.0 million, or 15.0%, compared to 2016, primarily due to the year-over-year increase in the LHFI portfolio.  Other income, net for 2017 increased $8.3 million when compared to 2016 primarily due to non-taxable proceeds of $4.4 million related to bank-owned life insurance received during 2017 and the $4.9 million in non-routine, non-taxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.   Interest expense for 2017 increased $17.7 million, or 72.1%, when compared to 2016 due to rising interest rates in general.  Interest expense on deposits for 2017 increased $10.0 million, or 78.2%, when compared to 2016, principally due to rising rates in general, accompanied by increases in average balances of all categories of interest-bearing deposits.  Interest on federal funds purchased and securities sold under repurchase agreements increased $2.4 million when 2017 is compared to 2016 principally due to increases in the target range for the federal funds rate by the FRB.  Other interest expense increased $5.3 million, or 52.5%, when the year ended December 31, 2017 is compared to the year ended December 31, 2016, principally due to increases in rates in general, accompanied by increases in average balances of short-term FHLB advances partially offset by the decline in interest expense on the subordinated notes.

Trustmark’s provision for loan losses, LHFI, for 2017 totaled $15.1 million, an increase of $4.1 million, or 37.8%, when compared to a provision for loan losses, LHFI of $11.0 million for 2016.  The increase in the provision for loan losses, LHFI for 2017 when compared to 2016 was primarily due to an increase in the amount of provision required related to existing and newly impaired LHFI, and the $1.1 million of additional reserves due to the potential loss exposure caused by Hurricane Harvey.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for 2017 totaled a negative $7.4 million, a decrease of $11.2 million when compared to 2016 principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $7.7 million for 2017, a decrease of $7.0 million, or 47.7%, when compared to 2016.

At December 31, 2017, nonperforming assets, excluding acquired loans, totaled $110.8 million, a decrease of $482 thousand, or 0.4%, compared to December 31, 2016 due to a decline in other real estate, which was largely offset by an increase in nonaccrual LHFI.  Total nonaccrual LHFI were $67.6 million at December 31, 2017, representing an increase of $18.3 million, or 37.3%, relative to December 31, 2016 principally due to three large substandard credits moving to nonaccrual status during 2017.  The percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI increased in 2017 to 1.53% compared to 1.33% in 2016 and 1.44% in 2015.  Other real estate declined $18.8 million, or 30.3%, during 2017 primarily due to properties sold in all five market of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Mississippi, Florida and Alabama market regions partially offset by properties foreclosed in all five market regions.

LHFI totaled $8.570 billion at December 31, 2017, an increase of $718.8 million, or 9.2%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $682.0 million, or 8.7%, during 2017.  The increase in LHFI, excluding the reclassified acquired loans, during 2017 represented net growth across all five of Trustmark’s market regions and all loan categories.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Both classified and criticized LHFI balances remain at low levels and continue to reflect strong credit quality.  As of December 31, 2017, classified LHFI balances decreased $13.9 million, or 6.2%, while criticized LHFI balances decreased $602 thousand, or 0.2%, when compared to balances at December 31, 2016.  All of the credits have been appropriately reserved.

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

Total deposits were $10.578 billion at December 31, 2017, an increase of $521.5 million, or 5.2% compared to December 31, 2016, primarily due to growth in interest-bearing deposits.  During 2017, noninterest-bearing deposits increased $4.8 million, or 0.2%, primarily due to growth in consumer and public demand deposit accounts, which were largely offset by a decline in commercial demand deposit accounts, while interest-bearing deposits increased $516.7 million, or 7.3%, primarily due to growth in all categories of interest-bearing demand deposit accounts with the exception of public interest checking and money market accounts, reflecting the Reliance merger and increases in interest rates.  At December 31, 2017, the balance of deposits for branches associated with the

Reliance merger was $163.6 million.  Excluding these Reliance deposits, total deposits at December 31, 2017 increased $357.9 million, or 3.6%.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Short-term borrowings totaled $1.441 billion at December 31, 2017, an increase of $131.3 million, or 10.0%, when compared to December 31, 2016 as a result of the increase in earning assets, principally LHFI, out-pacing the growth in deposits.  The increase in short-term borrowings was primarily due to an increase in the outstanding balance of short-term FHLB advances as Trustmark continues to utilize this funding source to fund the difference between loan and deposit growth.  Short-term FHLB advances increased $200.0 million during 2017 as a result of a $450.0 million increase in outstanding short-term advances with the FHLB of Dallas as well as the $250.0 million long-term FHLB advance with the FHLB of Dallas which was reclassified to short-term in May 2017 partially offset by the $500.0 million advance with the FHLB of Dallas that matured in December 2017.

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

For additional information regarding the accounting policies discussed below, please see Note 1 – Significant Accounting Policies set forth in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Allowance for Loan Losses, LHFI

The allowance for loan losses, LHFI is established through provisions for estimated loan losses charged against net income.  The allowance reflects Management’s best estimate of the probable loan losses related to specifically identified LHFI as well as probable incurred loan losses in the remaining loan portfolio and requires considerable judgment.  The allowance is based upon Management’s current judgments about the credit quality of the loan portfolio, including all internal and external factors that impact loan collectibility.  Accordingly, the allowance is based upon both past events and current economic conditions.

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

For a complete description of Trustmark’s allowance for loan loss methodology, please see Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

For acquired impaired loans, Trustmark (i) calculates the contractual amount and timing of undiscounted principal and interest payments (the undiscounted contractual cash flows) and (ii) estimates the amount and timing of undiscounted expected principal and interest payments (the undiscounted expected cash flows). Under FASB ASC Topic 310-30 the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Under the effective yield method, the accretable yield is recorded as an accretion of interest income over the life of the loan.

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

At December 31, 2017, the MSR fair value was approximately $84.3 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2017, would be a decline in fair value of approximately $3.1 million.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2017 totaled $334.6 million for the General Banking Division and $45.0 million for the Insurance Division, a consolidated total of $379.6 million.  Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $16.4 million at December 31, 2017, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance Divisions as of October 1, 2017, 2016, and 2015, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking Division utilized valuations based on comparable deal values for financial institutions while the test for the Insurance Division utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that the fair value of the reporting units exceeded the carrying value for both the General Banking Division and the Insurance Division; therefore, no impairment charge was required.  Significant changes in future profitability and value of our reporting units could affect Trustmark’s impairment evaluation.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is carried at the lower of cost or estimated fair value less the estimated cost of disposition.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate.  An other real estate specific reserve may be recorded through other real estate expense for declines in fair value subsequent to foreclosure based on recent appraisals or changes in market conditions.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against a reserve specific to other real estate or to noninterest expense in other real estate expense if a reserve does not exist.  Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.  As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.

Defined Benefit Plans

Trustmark’s plan assets, projected benefit liabilities and cost are determined utilizing actuarially-determined present value calculations.  The valuation of the projected benefit obligation and net periodic benefit cost for the Trustmark Corporation Pension Plan for certain Employees of Acquired Financial Institutions (the Continuing Plan) and Trustmark’s nonqualified supplemental retirement plans requires Management to make estimates regarding the amount and timing of expected cash outflows.  Several variables affect these calculations, including (i) size and characteristics of the participant population, (ii) discount rate, (iii) expected long-term rate of return on plan assets and (iv) recognition of actual returns on plan assets.  Below is a brief description of the variables that introduce material uncertainty into Management’s estimates and the effect they have on estimated benefit cost.

•

Population and Characteristics of Participants.  Benefit cost is directly related to the number of participants covered by the plan and characteristics such as salary, age, years of service and benefit terms.  At December 31, 2017, the census for Trustmark’s plans totaled 124 participants.

•

Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation was 3.32% at December 31, 2017 (as compared to 3.71% at December 31, 2016).  The discount rate for the plans is determined by matching the expected cash flows of the plans to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2017).  The discount rate is reset annually on the measurement date to reflect current economic conditions.  If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s plans and kept all other assumptions constant, the benefit cost associated with Trustmark’s plans would decrease or increase by approximately $281 thousand and $314 thousand, respectively.

•

Expected Long-Term Rate of Return on Plan Assets.  Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Continuing Plan, the pre-tax expected rate of return on the plan assets used in 2017 was 5.00%, versus 6.00% for the first half of the year and 2.50% thereafter in 2016 as a result of Trustmark’s de-risking investment strategy.  This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount.  Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets.  If

Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Continuing Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $40 thousand.

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

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of this report.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2017	2016	2015
AVERAGE BALANCES
Total shareholders' equity		$1,560,884	$1,517,955	$1,460,650
Less: Goodwill		(375,947)	(366,156)	(365,613)
Identifiable intangible assets		(18,885)	(24,132)	(30,686)
Total average tangible equity		$1,166,052	$1,127,667	$1,064,351
PERIOD END BALANCES
Total shareholders' equity		$1,571,701	$1,520,208	$1,473,057
Less: Goodwill		(379,627)	(366,156)	(366,156)
Identifiable intangible assets		(16,360)	(20,680)	(27,546)
Total tangible equity	(a)	$1,175,714	$1,133,372	$1,079,355

TANGIBLE ASSETS
Total assets		$13,797,953	$13,352,333	$12,678,896
Less: Goodwill		(379,627)	(366,156)	(366,156)
Identifiable intangible assets		(16,360)	(20,680)	(27,546)
Total tangible assets	(b)	$13,401,966	$12,965,497	$12,285,194
Risk-weighted assets	(c)	$10,566,818	$9,952,123	$9,242,902

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$105,630	$108,411	$116,038
Plus: Intangible amortization net of tax		3,810	4,240	4,829
Net income adjusted for intangible amortization		$109,440	$112,651	$120,867
Period end common shares outstanding	(d)	67,746,094	67,628,618	67,559,128
TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		9.39%	9.99%	11.36%
Tangible equity/tangible assets	(a)/(b)	8.77%	8.74%	8.79%
Tangible equity/risk-weighted assets	(a)/(c)	11.13%	11.39%	11.68%
Tangible book value	(a)/(d)*1,000	$17.35	$16.76	$15.98
COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,571,701	$1,520,208	$1,473,057
AOCI-related adjustments		48,248	45,798	45,394
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(366,461)	(347,442)	(348,873)
Other adjustments and deductions for CET1 (2)		(10,248)	(8,637)	(7,980)
CET1 capital	(e)	1,243,240	1,209,927	1,161,598
Additional tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Less: Additional tier 1 capital deductions		(2)	(267)	(1,063)
Additional tier 1 capital		59,998	59,733	58,937
Tier 1 capital		$1,303,238	$1,269,660	$1,220,535
Common equity tier 1 risk-based capital ratio	(e)/(c)	11.77%	12.16%	12.57%

(1)	Calculated using net income adjusted for intangible amortization divided by total average tangible equity
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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2017		2016		2015
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$105,630	$1.556	$108,411	$1.599	$116,038	$1.714

Significant non-routine transactions:
Re-measurement of net deferred taxes	25,619	0.377	—	—	—	—
Elimination of deferred tax valuation allowance	(8,650)	(0.127)	—	—	—	—
Defined benefit plan termination, net of tax	10,895	0.160	—	—	—	—
Reliance merger transaction expenses, net of tax	1,999	0.029	—	—	—	—
Non-taxable gain on acquired life insurance proceeds	(4,894)	(0.072)	—	—	—	—
Early retirement program expense, net of tax	—	—	6,049	0.089	—	—
Pension expense due to de-risking strategy in Plan assets portfolio, net of tax	—	—	820	0.012	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$130,599	$1.923	$115,280	$1.700	$116,038	$1.714

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	6.77%	8.37%	7.14%	7.59%	7.94%	n/a
Return on average tangible equity	9.39%	11.53%	9.99%	10.60%	11.36%	n/a
Return on average assets	0.77%	0.95%	0.84%	0.89%	0.95%	n/a

Re-measurement of Net Deferred Taxes

During the fourth quarter of 2017, Trustmark re-measured its net deferred tax assets subsequent to the enactment of the Tax Reform Act which resulted in the reduction of the corporate federal income tax rate.  In accordance with FASB ASC Topic 740, “Income Taxes,” Trustmark recorded a one-time increase in deferred income tax expense of $25.6 million for the year ended December 31, 2017.

Elimination of Deferred Tax Valuation Allowance

During 2013, a deferred tax valuation allowance was created as a result of Trustmark’s merger with BancTrust Financial Group, Inc. (BancTrust) and was established to reduce deferred tax assets to the amount that was more likely than not to be realized in future years.  Trustmark has continually evaluated this allowance since inception and, based on the weight of the available evidence, has determined that the deferred tax assets will not be subject to the limitations of Internal Revenue Code, Section 382 on the deductibility of built-in losses in future years.  During the fourth quarter of 2017, Trustmark eliminated the valuation allowance and recorded a one-time decrease in deferred income tax expense of $8.7 million.

Defined Benefit Pension Plan Termination Expense

As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, a noncontributory tax-qualified defined benefit pension plan, effective as of December 31, 2016.  The final distributions were made from current plan assets and a one-time pension settlement expense of $17.6 million, before taxes, which is included in noninterest expense for the year ended December 31, 2017.

Reliance Merger Transaction Expenses

On April 7, 2017, Trustmark completed its previously announced merger with Reliance.  The operations of Reliance are included in Trustmark’s operating results from April 7, 2017 and did not have a material impact on Trustmark’s results of operations.  During the second quarter of 2017, Trustmark included non-routine merger transaction expenses in other expense totaling $3.2 million, before tax.

Non-taxable Gain on Acquired Life Insurance Proceeds

During the second quarter of 2017, Trustmark received non-routine, non-taxable proceeds related to life insurance acquired in a previous acquisition.  Included in other income, net for the year ended December 31, 2017 were non-routine, non-taxable proceeds of $4.9 million.

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

Pension Expense Due to De-risking Strategy in Plan Assets Portfolio

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

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a FTE basis using a 35.0% federal marginal tax rate for all periods shown.  Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for 2017 increased $21.5 million, or 5.3%, when compared with 2016.  The net interest margin decreased 5 basis points to 3.48% for 2017 when compared to 2016.  The decrease in the net interest margin was primarily the result of increases in the cost of interest-bearing liabilities in conjunction with rising rates in general, partially offset by an increase in the yield on LHFS and LHFI.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for 2017 was 3.36%, a decrease of 1 basis point when compared to 2016, due to the factors discussed above.

Average interest-earning assets for 2017 were $12.274 billion compared to $11.485 billion for 2016 an increase of $789.1 million, or 6.9%.  The growth in average earning assets during 2017 was primarily due to an increase in average loans (LHFS and LHFI) of $820.5 million, or 10.8%, partially offset by a decrease in average acquired loans of $46.8 million, or 14.1%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $718.8 million, or 9.2%, increase in the LHFI portfolio when balances at December 31, 2017 are compared to balances at December 31, 2016.  This increase represented net growth across all of Trustmark’s market regions and all categories in its LHFI portfolio.  The decline in average acquired loans during 2017 was primarily attributable to anticipated pay-offs of acquired loans, principally related to the BancTrust merger, as well as the reclassification of $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized, partially offset by the loans acquired in the Reliance merger.

During 2017, interest and fees on LHFS and LHFI-FTE increased $46.8 million, or 14.8%, when compared to 2016, due to growth in LHFI, while the yield on loans (LHFS and LHFI) increased 15 basis points to 4.31% as a result of increases in interest rates.  During 2017, interest and fees on acquired loans decreased $5.7 million, or 18.8%, compared to 2016, due to declines in recoveries on settlement of debt and accretion income, primarily related to loans acquired in the BancTrust merger, as acquired loans continue to pay-down as anticipated, partially offset by interest and fees on loans acquired in the Reliance merger.  As a result, the yield on acquired loans decreased 50 basis points to 8.59% when 2017 is compared to 2016.  During 2017, interest on securities decreased $2.5 million, or 3.0%, and the yield on securities declined 8 basis points to 2.31%, compared to 2016, principally due to calls, maturities and pay-downs of the underlying loans of higher yielding securities being replaced with lower yielding securities as well as a decline in the yield maintenance payments on prepaid mortgage-backed securities.  As a result of these factors, interest income-FTE increased $39.2 million, or 9.1%, when 2017 is compared to 2016, while the yield on total earning assets increased 8 basis points to 3.83%.

Average interest-bearing liabilities for 2017 totaled $8.963 billion compared to $8.281 billion for 2016, an increase of $682.1 million, or 8.2%.  The increase in average interest-bearing liabilities was principally due to increases in average short-term borrowings and interest-bearing deposits, partially offset by a decline in average long-term FHLB advances.  Average short-term borrowings for 2017 increased $768.3 million when compared to 2016, principally due to the increased balance in outstanding short-term FHLB advances with the FHLB of Dallas.  Average interest-bearing deposits for 2017 increased $481.3 million, or 7.2%, when compared to 2016 principally due to growth in all categories of interest-bearing deposits as well as the deposits acquired in the Reliance merger.  Average long-term FHLB advances decreased $536.7 million, or 84.6%, during 2017, primarily due to the $500.0 million long-term FHLB advance obtained from the FHLB of Dallas that was reclassified to short-term during December 2016 and the $250.0 million long-term FHLB advance obtained from the FHLB of Dallas during May 2016 that was reclassified to short-term in May 2017.

Total interest expense for 2017 increased $17.7 million, or 72.1%, when compared with 2016, principally due to rising interest rates in general.  Interest expense on deposits for 2017 increased $10.0 million, or 78.2%, when compared to 2016, principally due to rising rates in general, accompanied by increases in average balances of all categories of interest-bearing deposits.  The rate on interest-bearing deposits increased 13 basis points to 0.32% for 2017 compared to 0.19% for 2016.  Interest on federal funds purchased and securities sold under repurchase agreements increased $2.4 million while the rate increased 46 basis points to 0.81% when 2017 is compared to 2016 principally due to increases in the target range for the federal funds rate by the FRB.  Other interest expense increased $5.3 million, or 52.5%, while the rate on other borrowings increased 27 basis points to 1.18% when the year ended December 31, 2017 is compared to the year ended December 31, 2016, principally due to increases in rates in general, accompanied by increases in average balances of short-term FHLB advances partially offset by the decline in interest expense on the subordinated notes which matured in December 2016.  As a result of these factors, the overall rate on interest-bearing liabilities increased 17 basis points to 0.47% when 2017 is compared with 2016.

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

During 2016, interest and fees on LHFS and LHFI-FTE increased $27.5 million, or 9.5%, when compared to 2015, due to growth in LHFI, while the yield on loans (LHFS and LHFI) fell 12 basis points to 4.16% as a result of downward repricing of LHFI due to the current interest rate environment and related competitive pressures.  During 2016, interest and fees on acquired loans decreased $21.0 million, or 41.1%, compared to 2015, due to declines in accretion income and recoveries on settlement of debt as acquired loans continue to pay-down as anticipated.  As a result, the yield on acquired loans decreased to 9.09% compared to 11.06% during 2015.  During 2016, interest on securities-taxable decreased $3.1 million, or 3.9%, and the yield on taxable securities declined 8 basis points to 2.31%, compared to 2015, principally due to calls, maturities and pay-downs of the underlying loans of higher yielding securities being replaced with lower yielding securities reflecting the current interest rate environment as well as a decline in the yield maintenance payments on prepaid mortgage-backed securities.  As a result of these factors, interest income-FTE increased $1.8 million, or 0.4%, when 2016 is compared to 2015.  The impact of these changes is also illustrated by the decline in the yield on total earning assets, which fell from 3.97% for 2015 to 3.75% for 2016, a decrease of 22 basis points.

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

Total interest expense during 2016 increased $4.1 million, or 20.0%, when compared with 2015, principally due to the increase in other interest expense.  Other interest expense increased $3.0 million, or 42.8%, when 2016 is compared to 2015, primarily due to increases in interest expense on long-term FHLB advances and short-term borrowings.  Interest expense on long-term FHLB advances increased $2.1 million during 2016, while the rate on long-term FHLB advances decreased 3 basis points to 0.33%, compared to 2015, reflecting the increase in the outstanding long-term FHLB advances with the FHLB of Dallas.  Interest expense on short-term borrowings increased $836 thousand, or 29.2%, during 2016 primarily due to a $1.1 million increase in interest expense on short-term FHLB advances, while the rate for short-term borrowings increased 31 basis points to 1.00%.  Interest on federal funds purchased and securities sold under reverse repurchase agreements increased $916 thousand when 2016 is compared to 2015, while the rate on federal funds purchased and securities sold under reverse repurchase agreements increased 19 basis points to 0.35%.  The increase in the rate on federal funds purchased and securities sold under reverse repurchase agreements during 2016 was principally due to the increase in rates by the FRB.  As a result of these factors, the overall yield on interest-bearing liabilities increased 4 basis points to 0.30% when 2016 is compared with 2015.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$2,229	$33	1.48%	$1,105	$14	1.27%	$835	$8	0.96%
Securities available for sale:
Taxable	2,296,070	52,806	2.30%	2,236,663	53,005	2.37%	2,231,507	55,621	2.49%
Nontaxable	73,373	3,042	4.15%	97,942	3,982	4.07%	118,579	4,763	4.02%
Securities held to maturity:
Taxable	1,091,108	23,386	2.14%	1,120,267	24,609	2.20%	1,140,182	25,109	2.20%
Nontaxable	32,874	1,575	4.79%	34,616	1,672	4.83%	37,883	1,888	4.98%
Loans (LHFS and LHFI)	8,412,673	362,795	4.31%	7,592,223	316,007	4.16%	6,745,970	288,538	4.28%
Acquired loans	284,898	24,478	8.59%	331,736	30,144	9.09%	462,602	51,152	11.06%
Other earning assets	80,468	1,466	1.82%	70,029	988	1.41%	53,613	1,579	2.95%
Total interest-earning assets	12,273,693	469,581	3.83%	11,484,581	430,421	3.75%	10,791,171	428,658	3.97%
Cash and due from banks	311,642			291,868			275,246
Other assets	1,215,019			1,243,985			1,286,139
Allowance for loan losses	(84,708)			(82,414)			(82,361)
Total Assets	$13,715,646			$12,938,020			$12,270,195

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,114,475	6,820	0.32%	$1,866,225	3,297	0.18%	$1,901,478	3,235	0.17%
Savings deposits	3,308,027	6,047	0.18%	3,140,060	2,657	0.08%	3,124,393	2,547	0.08%
Time deposits	1,730,569	9,850	0.57%	1,665,516	6,794	0.41%	1,820,437	6,816	0.37%
Federal funds purchased and securities sold under repurchase agreements	512,085	4,152	0.81%	495,197	1,717	0.35%	503,077	801	0.16%
Short-term borrowings	1,138,353	12,981	1.14%	370,008	3,695	1.00%	415,081	2,859	0.69%
Long-term FHLB advances	97,561	566	0.58%	634,300	2,104	0.33%	13,533	49	0.36%
Subordinated notes	—	—	—	47,662	2,775	5.82%	49,951	2,895	5.80%
Junior subordinated debt securities	61,856	1,829	2.96%	61,856	1,508	2.44%	61,856	1,258	2.03%
Total interest-bearing liabilities	8,962,926	42,245	0.47%	8,280,824	24,547	0.30%	7,889,806	20,460	0.26%
Noninterest-bearing demand deposits	3,028,982			2,996,886			2,781,682
Other liabilities	162,854			142,355			138,057
Shareholders' equity	1,560,884			1,517,955			1,460,650
Total Liabilities and Shareholders' Equity	$13,715,646			$12,938,020			$12,270,195

Net Interest Margin		427,336	3.48%		405,874	3.53%		408,198	3.78%

Less tax equivalent adjustments:
Investments		1,616			1,979			2,328
Loans		18,170			16,362			14,105
Net Interest Margin per Income Statements		$407,550			$387,533			$391,765

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2017 Compared to 2016			2016 Compared to 2015
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$17	$2	$19	$3	$3	$6
Securities available for sale:
Taxable	1,389	(1,588)	(199)	125	(2,741)	(2,616)
Nontaxable	(1,017)	77	(940)	(839)	58	(781)
Securities held to maturity:
Taxable	(597)	(626)	(1,223)	(500)	—	(500)
Nontaxable	(83)	(14)	(97)	(160)	(56)	(216)
Loans, net of unearned income (LHFS and LHFI)	35,083	11,705	46,788	35,684	(8,215)	27,469
Acquired loans	(4,077)	(1,589)	(5,666)	(12,891)	(8,117)	(21,008)
Other earning assets	162	316	478	392	(983)	(591)
Total interest-earning assets	30,877	8,283	39,160	21,814	(20,051)	1,763

Interest paid on:
Interest-bearing demand deposits	515	3,008	3,523	(76)	138	62
Savings deposits	139	3,251	3,390	110	—	110
Time deposits	278	2,778	3,056	(651)	629	(22)
Federal funds purchased and securities sold under repurchase agreements	61	2,374	2,435	(13)	929	916
Short-term borrowings	8,699	587	9,286	(338)	1,174	836
Long-term FHLB advances	(1,538)	—	(1,538)	2,055	—	2,055
Subordinated notes	(1,388)	(1,387)	(2,775)	(130)	10	(120)
Junior subordinated debt securities	—	321	321	—	250	250
Total interest-bearing liabilities	6,766	10,932	17,698	957	3,130	4,087
Change in net interest income on a tax equivalent basis	$24,111	$(2,649)	$21,462	$20,857	$(23,181)	$(2,324)

The change in interest due to both volume and yield or rate has been allocated to change due to volume and change due to yield or rate in proportion to the absolute value of the change in each.  Tax-exempt income has been adjusted to a tax equivalent basis using a tax rate of 35.0% for each of the three years presented.  The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $15.1 million for 2017, $11.0 million for 2016 and $8.4 million for 2015.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans.  The decrease in the provision for loan losses, acquired loans when 2017 is compared to 2016 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.  The increase in the provision for loan losses, acquired loans when 2016 is compared to 2015 was principally due to changes in expectations based on the periodic re-estimations performed during the year, primarily related to loans acquired from BancTrust.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
BancTrust	$(6,089)	$4,143	$3,899
Bay Bank	(1,323)	(50)	(24)
Heritage	(122)	(336)	(450)
Reliance	139	—	—
Total provision for loan losses, acquired loans	$(7,395)	$3,757	$3,425

Noninterest Income

Noninterest income represented 31.2%, 31.0% and 30.7% of total revenue, before securities gains (losses), net in 2017, 2016 and 2015, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$44,003	-2.8%	$45,253	-4.5%	$47,366	-2.7%
Bank card and other fees	28,286	1.4%	27,906	-1.4%	28,298	-14.2%
Mortgage banking, net	29,902	6.0%	28,212	-6.5%	30,176	21.8%
Insurance commissions	38,168	3.8%	36,764	0.9%	36,424	8.8%
Wealth management	30,340	-0.5%	30,492	-2.8%	31,369	-3.0%
Other, net	13,949	n/m	5,626	n/m	(484)	n/m
Total Noninterest Income before securities gains (losses), net	184,648	6.0%	174,253	0.6%	173,149	0.2%
Securities gains (losses), net	15	n/m	(310)	n/m	—	n/m
Total Noninterest Income	$184,663	6.2%	$173,943	0.5%	$173,149	—

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decline in service charges on deposit accounts when 2017 is compared to 2016 was principally due to decline in service charges of $734 thousand, or 4.8%, primarily related to commercial and consumer demand deposit accounts and a decline in non-sufficient fund (NSF) and overdraft fees of $516 thousand, or 1.7%, primarily related to commercial demand deposit accounts and consumer interest checking accounts.

The decline in service charges on deposit accounts when 2016 is compared to 2015 was principally due to a $1.5 million, or 4.6%, decrease in NSF and overdraft charges on consumer deposit accounts and a $436 thousand, or 4.7%, decrease in service charges on consumer deposit accounts.  The decline in NSF and overdraft charges on deposit accounts during 2016 was primarily the result of balances in consumer deposit accounts increasing 3.5% during 2016 providing more available funds to complete banking transactions.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$21,663	4.5%	$20,724	5.6%	$19,625	5.4%
Change in fair value-MSR from runoff	(10,780)	6.7%	(10,106)	6.1%	(9,527)	11.2%
Gain on sales of loans, net	18,934	-7.8%	20,535	14.3%	17,965	66.8%
Other, net	(169)	n/m	(84)	n/m	233	-74.2%
Mortgage banking income before hedge ineffectiveness	29,648	-4.6%	31,069	9.8%	28,296	30.2%
Change in fair value-MSR from market changes	(1,050)	n/m	(406)	n/m	1,577	n/m
Change in fair value of derivatives	1,304	n/m	(2,451)	n/m	303	-97.0%
Net hedge ineffectiveness	254	n/m	(2,857)	n/m	1,880	-38.4%
Mortgage banking, net	$29,902	6.0%	$28,212	-6.5%	$30,176	21.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for 2017 when compared to 2016 was principally due to a net positive hedge ineffectiveness for 2017 compared to a net negative hedge ineffectiveness for 2016 and an increase in mortgage servicing income, net, partially offset by a decline in gains on sales of loans, net.  The decrease in mortgage banking, net for 2016 when compared to 2015 was principally due to a net negative hedge ineffectiveness for 2016 compared to a net positive hedge ineffectiveness for 2015, partially offset by increases in gain on sales of loans, net and mortgage servicing income, net.  Mortgage loan production decreased $250.8 million, or 15.6%, during 2017 to total $1.355 billion, reflecting the current rising interest rate environment. Mortgage loan production increased $124.2 million, or 8.4%, during 2016 to total $1.606 billion, which continued to reflect increased mortgage lending activity due to low mortgage rates.  Loans serviced for others totaled $6.624 billion at December 31, 2017, compared with $6.371 billion at December 31, 2016, and $5.971 billion at December 31, 2015.

Representing a significant component of mortgage banking income is gain on sales of loans, net.  The decrease in the gain on sales of loans, net when 2017 is compared to 2016 resulted primarily from a decline in the volume of loans sold partially offset by higher profit margins from secondary marketing activities.  The increase in the gain on sales of loans, net when 2016 is compared to 2015 resulted from both higher profit margins from secondary marketing activities as well as higher volumes of loans sold.  Loan sales decreased $205.4 million, or 14.8%, during 2017 to total $1.179 billion compared to an increase of $138.0 million, or 11.1%, during 2016 to total $1.384 billion.  The decrease in loan sales during 2017 was principally due to the decline in mortgage lending activity due to increasing interest rates.  The increase in loans sales during 2016 was due to increased mortgage lending activity and Trustmark’s decision during 2015 to sell the vast majority of these lower-rate, longer-term home mortgages in the secondary market, rather than replacing the run-off in its single-family loan portfolio.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(9,560)	-3.6%	$(9,916)	-1.3%	$(10,050)	-15.0%
Increase in life insurance cash surrender value	7,125	3.4%	6,891	2.8%	6,702	-8.7%
Other miscellaneous income	16,384	89.4%	8,651	n/m	2,864	-43.8%
Total other, net	$13,949	n/m	$5,626	n/m	$(484)	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when 2017 is compared to 2016 was primarily due to an increase in other miscellaneous income as a result of $4.4 million of non-taxable bank-owned life insurance proceeds and the $4.9 million of non-routine, non-taxable proceeds related to life insurance acquired as part of a previous acquisition received during 2017.  Excluding the non-taxable life insurance proceeds, other miscellaneous income for 2017 decreased $734 thousand, or 23.0%, when compared to 2016.  The increase in other income, net when 2016 is compared to 2015, was primarily due to a decrease in the net reduction of the FDIC indemnification asset related to the acquired covered loans and covered other real estate, a net gain on the sale of premises and equipment as a result of the sale of a former bank branch during 2016 compared to a net loss on the sale of premises and equipment recorded during 2015 on the sale of a former bank branch acquired in the BancTrust merger and an increase in other miscellaneous income related to various vendor contract bonuses and settlements, an one-time arrangement fee and merchant service fees received during 2016.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$234,987	-1.9%	$239,637	4.1%	$230,198	1.5%
Defined benefit plan termination	17,644	n/m	—	—	—	—
Services and fees	60,893	3.7%	58,695	2.0%	57,534	1.7%
Net occupancy-premises	25,767	3.1%	24,982	-1.3%	25,318	-4.3%
Equipment expense	24,453	0.9%	24,225	1.5%	23,859	—
Other real estate expense:
Write-downs	3,296	-26.1%	4,463	7.0%	4,171	-50.7%
Net (gain)/loss on sale	(2,091)	-70.3%	(7,030)	74.0%	(4,040)	8.6%
Carrying costs	2,467	-21.8%	3,153	-33.9%	4,772	-27.5%
Total other real estate expense	3,672	n/m	586	-88.0%	4,903	-56.7%
FDIC assessment expense	11,010	-2.1%	11,243	4.8%	10,728	5.2%
Other expense	51,743	8.0%	47,930	-2.4%	49,122	-8.8%
Total noninterest expense	$430,169	5.6%	$407,298	1.4%	$401,662	-1.8%

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

As previously announced, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, a noncontributory tax-qualified defined benefit pension plan, effective December 31, 2016.  As a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 decreased from 6.0% to 2.5%, which resulted in increased periodic benefit costs for the Plan.  Included in salaries and employee benefits expense for the year ended December 31, 2016, were non-routine pension expenses related to the de-risking investment strategy for the plan assets totaling $1.3 million.

The decrease in salaries and employee benefits, the largest component of noninterest expense, when 2017 is compared to 2016 was primarily due to the non-routine transaction expenses recorded in 2016.  Excluding the non-routine transactions, salaries and employee benefits increased $6.3 million, or 2.7%, when 2017 is compared to 2016 primarily due to increase in salaries and incentive compensation as a result of general merit increase and the addition of the employees from Reliance.  The increase in salaries and employee benefits, the largest category of noninterest expense, when 2016 is compared to 2015, was primarily due to non-routine transaction expenses related to the ERP and Plan termination and higher commissions expense as a result of improvements in mortgage loan production, partially offset by cost savings realized related to the ERP.

Services and Fees

The increase in services and fees expense when 2017 is compared to 2016 was primarily to due to increases in data processing expenses related to software, partially offset by declines in other outside services and fees.  The increase in services and fees expense when 2016 is compared to 2015, was primarily to due to increases in data processing expenses related to software, other outside services and fees and advertising, partially offset by declines in legal and communications expenses.

Other Real Estate Expense

The increase in other real estate expense for 2017 compared to 2016 was principally due to a decline in the net gain on sales of other real estate partially offset by a decline in write-downs on other real estate.  The decrease in other real estate expense for 2016 compared to 2015 was principally due to an increase in the net gain on sales of other real estate and a decrease in other real estate carrying costs.  The net gain on sale of other real estate for 2017 totaled $2.1 million, compared to a net gain on the sale of other real estate of $7.0 million for 2016 and $4.0 million for 2015.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate.”

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$10,908	-10.8%	$12,226	-4.7%	$12,835	-0.9%
Amortization of intangibles	6,169	-10.2%	6,866	-12.2%	7,819	-10.7%
Other miscellaneous expense	34,666	20.2%	28,838	1.3%	28,468	-11.5%
Total other expense	$51,743	8.0%	$47,930	-2.4%	$49,122	-8.8%

The increased in other expense for 2017 when compared to 2016 was principally due to non-routine transaction expenses related to the Reliance merger completed on April 7, 2017 as well as increases in various other miscellaneous expenses.  Excluding these non-routine transaction expenses, other expense for 2017 increased $788 thousand, or 1.7%, compared to 2016.

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

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  A description of each segment and the methodologies used to measure financial performance and financial information by reportable segment are included in Note 20 – Segment Information located in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
General Banking	$97,706	$99,083	$106,738
Wealth Management	2,244	4,124	3,850
Insurance	5,680	5,204	5,450
Consolidated Net Income	$105,630	$108,411	$116,038

General Banking

Net interest income for the General Banking Division for 2017 increased $19.8 million, or 5.1%, when compared with 2016.  The increase in net interest income was principally due to an increase in interest and fees on LHFS and LHFI, which were partially offset by declines in interest and fees on acquired loans and interest on securities and an increase in total interest expense.  Net interest income for the General Banking Division for 2016 decreased $4.5 million, or 1.1%, when compared with 2015.  The decrease in net interest income was principally due to declines in interest and fees on acquired loans and interest on taxable securities and an increase in other interest expense, which were partially offset by an increase in interest and fees on LHFS and LHFI.  The provision for loan losses, net during 2017 totaled $7.7 million compared with $14.7 million during 2016 and $11.8 million during 2015.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $9.1 million, or 8.5%, during 2017 compared to an increase of $1.6 million, or 1.5%, during 2016.  During 2017, Trustmark received $4.9 million in non-taxable proceeds related to life insurance acquired in a previous acquisition and $4.4 million of non-taxable proceeds related to bank-owned life insurance.  Excluding these non-taxable proceeds, noninterest income for the General Banking Division was relatively unchanged when 2017 is compared to 2016.  Noninterest income for the General Banking Division represented 22.2% of total revenue for 2017, 21.7% for 2016 and 21.2% for 2015.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $18.7 million, or 5.3%, during 2017 compared to an increase of $6.3 million, or 1.8%, during 2016.  The increase in noninterest expense for 2017 was principally due to non-routine transaction expenses related to the termination of the defined benefit pension plan and the Reliance merger.  The increase in noninterest expense for 2016 was principally due to increases in salaries and employee benefits expense, primarily as a result of non-routine expenses related to the ERP, increased commission expense due to improved mortgage loan production and non-routine pension expense resulting from the de-risking strategy for plan assets in anticipation of the termination of the Plan, and services and fees, partially offset by declines in other real estate expense and other expense.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2017, net income for the Wealth Management Division decreased $1.9 million, or 45.6%, compared to an increase of $274 thousand, or 7.1%, during 2016.  Net interest income for the Wealth Management Division, which primarily consists of interest income earned on deposit accounts held by the Wealth Management Division, increased $184 thousand, or 25.3%, during 2017 compared to an increase of $389 thousand during 2016.  Noninterest income, which includes income related to investment management, trust and brokerage services, increased $168 thousand, or 0.6%, during 2017, compared to a decrease of $1.1 million, or 3.6%, during 2016.  The slight increase in noninterest income for the Wealth Management Division during 2017 was primarily attributable to an increase in commissions generated by the brokerage services unit, which was largely offset by declines in trust management fees as well as a decline in annuity income generated by the brokerage services unit.  The decrease in noninterest income for the Wealth Management Division during 2016 was primarily attributable to declines in commissions and annuity income generated by the brokerage services unit and trust fees related to retirement planning and personal estate services, partially offset by growth in trust asset management fee income from mutual funds and custody services.  Noninterest expense increased $3.4 million, or 14.1%, during 2017 compared to a decrease of $1.2 million, or 4.7%, during 2016. The increase in noninterest expense for the Wealth Management Division during 2017 was principally due to increases in outside services and fees, other miscellaneous expenses and allocated general overhead expense.  The decrease in noninterest expense for the Wealth Management Division during 2016 was principally due to decreases in salaries and employee benefits, primarily due to lower commissions and salary expense partially offset by an increase in trust incentives expense, and data processing charges.

At December 31, 2017 and 2016, Trustmark held assets under management and administration of $10.640 billion and $10.255 billion and brokerage assets of $1.780 billion and $1.643 billion, respectively.

Insurance

Net income for the Insurance Division during 2017 increased $476 thousand, or 9.1%, compared to a decrease of $246 thousand, or 4.5%, during 2016.  Noninterest income for the Insurance Division, which predominately consists of insurance commissions, increased $1.4 million, or 3.9%, during 2017, compared to an increase of $340 thousand, or 0.9%, during 2016.  The increase in noninterest income for the Insurance Division during 2017 was primarily due to new business volume principally in property and casualty coverage as well as increases in other commission income.  The slight increase in insurance commissions during 2016 was primarily due to new business commission volume primarily in group health coverage and an increase in contingent commissions from insurance companies, which was mostly offset by declines in business commission volume in property and casualty coverage and policy fees and other income.  General business activity in Trustmark’s geographic markets continues to improve marginally, resulting in increases in the demand for coverage on inventories, property, equipment, general liability and workers’ compensation.

Noninterest expense for the Insurance Division increased $809 thousand, or 2.8%, during 2017 and $532 thousand, or 1.9%, during 2016.  The increase in noninterest expense for the Insurance Division during 2017 was primarily due to higher salaries and commissions expense resulting from modest general merit increases and improved performance as well as an increase in travel and entertainment expenses.  The slight increase in noninterest expense for the Insurance Division during 2016 was principally due to increases in salaries and insurance expenses.

During 2017, business conditions improved slightly in the markets served by FBBI.  Trustmark performed an annual impairment test of the book value of goodwill held in the Insurance Division as of October 1, 2017, 2016, and 2015.  Based on this analysis,

Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Division may result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2017, Trustmark’s combined effective tax rate was 31.6% compared to 22.3% in 2016 and 23.4% in 2015.  During the fourth quarter of 2017, Trustmark incurred non-routine income tax expenses of $17.0 million related to the re-measurement of Trustmark’s net deferred tax assets due to the enactment of the Tax Reform Act and the elimination of a deferred tax valuation allowance related to a prior merger.  Excluding the effect of these non-routine income tax expenses, Trustmark’s combined effective tax rate for 2017 was 20.6%.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., NMTC, low income housing tax credits and historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The Tax Reform Act did not impact the availability or accounting for these income tax credits in general; however, as a result of the lower combined effective tax rate, Trustmark is limited in its ability to invest in any new tax credits.  Trustmark estimates its combined effective tax rate will decrease to approximately 12.0% to 14.0% beginning in 2018, primarily as a result of the Tax Reform Act.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $12.274 billion, or 89.5% of total average assets, at December 31, 2017, compared with $11.485 billion, or 88.8% of total average assets, at December 31, 2016, an increase of $789.1 million, or 6.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio decreased to 3.8 years at December 31, 2017, compared to 4.1 years at December 31, 2016.

When compared with December 31, 2016, total investment securities decreased by $220.2 million, or 6.3%, during 2017.  This decrease resulted primarily from calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities partially offset by purchases of GSE securities.  Trustmark sold $27.7 million of securities during 2017, which generated a net gain of $15 thousand, compared to $25.0 million of securities sold during 2016, which generated a net loss of $310 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $19.5 million ($12.0 million net of tax) compared to $24.2 million ($14.9 million net of tax) at December 31, 2016.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At December 31, 2017, available for sale securities totaled $2.239 billion, which represented 67.9% of the securities portfolio, compared to $2.357 billion, or 67.0%, at December 31, 2016.  At December 31, 2017, unrealized losses, net on available for sale securities totaled $23.5 million compared to unrealized losses, net of $9.5 million at December 31, 2016.  At December 31, 2017, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2017, held to maturity securities totaled $1.056 billion and represented 32.1% of the total securities portfolio, compared with $1.159 billion, or 33.0%, at December 31, 2016.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at December 31, 2017, 2016 and 2015 ($ in thousands):

	December 31,
	2017	2016	2015
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$45,508	$56,272	$68,314
Issued by U.S. Government sponsored agencies	255	257	258
Obligations of states and political subdivisions	78,433	113,541	134,719
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	66,634	43,222	25,602
Issued by FNMA and FHLMC	824,872	638,809	222,899
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,028,176	1,271,198	1,584,338
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	218,252	242,869	278,429
Asset-backed securities and structured financial products	—	—	25,003
Total securities available for sale	$2,262,130	$2,366,168	$2,339,562

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$3,692	$3,647	$101,782
Obligations of states and political subdivisions	46,039	46,303	55,892
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	13,539	15,478	17,363
Issued by FNMA and FHLMC	133,975	81,299	10,368
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	678,926	803,474	820,012
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	180,315	208,442	182,401
Total securities held to maturity	$1,056,486	$1,158,643	$1,187,818

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2017, and the weighted-average yield for each range of maturities (tax equivalent basis) ($ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations
Issued by U.S. Government agencies	$—	—	$10,060	3.62%	$3,866	2.93%	$31,582	2.95%	$45,508
Issued by U.S. Government sponsored agencies	—	—	255	3.85%	—	—	—	—	255
Obligations of states and political subdivisions	31,376	3.78%	47,057	4.17%	—	—	—	—	78,433
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	163	3.66%	7,846	2.07%	58,625	2.73%	66,634
Issued by FNMA and FHLMC	—	—	15	2.01%	187,964	2.22%	636,893	2.05%	824,872
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	5,441	2.01%	41,308	2.51%	981,427	2.39%	1,028,176
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	15,273	3.74%	148,795	2.38%	45,555	2.43%	8,629	2.71%	218,252
Total securities available for sale	$46,649	3.77%	$211,786	2.83%	$286,539	2.30%	$1,717,156	2.29%	$2,262,130

Securities held to maturity
U.S. Government agency obligations
Issued by U.S. Government sponsored agencies	$—	—	$—	—	$3,692	2.53%	$—	—	$3,692
Obligations of states and political subdivisions	155	8.04%	40,594	5.21%	5,290	5.19%	—	—	46,039
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	—	—	—	13,539	3.03%	13,539
Issued by FNMA and FHLMC	—	—	—	—	—	—	133,975	2.32%	133,975
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	—	—	—	—	678,926	1.98%	678,926
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	6,216	2.42%	94,824	2.15%	48,251	2.36%	31,024	2.40%	180,315
Total securities held to maturity	$6,371	2.56%	$135,418	3.07%	$57,233	2.63%	$857,464	2.07%	$1,056,486

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

As of December 31, 2017, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2017 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,183,697	96.5%	$2,159,407	96.5%
Aa1 to Aa3	55,456	2.5%	56,072	2.5%
Baa1 to Baa3	213	—	208	—
Not Rated (1)	22,764	1.0%	22,948	1.0%
Total securities available for sale	$2,262,130	100.0%	$2,238,635	100.0%

Securities Held to Maturity
Aaa	$1,010,446	95.6%	$999,223	95.5%
Aa1 to Aa3	33,504	3.2%	34,319	3.3%
Baa1 to Baa3	410	—	416	—
Not Rated (1)	12,126	1.2%	12,289	1.2%
Total securities held to maturity	$1,056,486	100.0%	$1,046,247	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2017, approximately 96.5% of the available for sale securities and 95.6% of held to maturity securities were rated Aaa.

LHFS

At December 31, 2017, LHFS totaled $180.5 million, consisting of $132.3 million of residential real estate mortgage loans in the process of being sold to third parties and $48.2 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2016, LHFS totaled $175.9 million, consisting of $132.0 million of residential real estate mortgage loans in the process of being sold to third parties and $43.9 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2017 or 2016.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 5 – LHFI and Allowance for Loan Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan type for each year of the five-year period ended
December 31, 2017 ($ in thousands):

	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$987,624	11.5%	$831,437	10.6%	$824,723	11.6%	$619,877	9.6%	$596,889	10.3%
Secured by 1-4 family residential properties	1,675,311	19.6%	1,660,043	21.1%	1,649,501	23.3%	1,634,397	25.4%	1,485,564	25.6%
Secured by nonfarm, nonresidential properties	2,193,823	25.6%	2,034,176	25.9%	1,736,476	24.5%	1,553,193	24.1%	1,415,139	24.4%
Other real estate secured	517,956	6.1%	318,148	4.0%	211,228	3.0%	253,787	3.9%	189,362	3.3%
Commercial and industrial loans	1,570,345	18.3%	1,528,434	19.5%	1,343,211	18.9%	1,270,350	19.7%	1,157,614	20.0%
Consumer loans	171,918	2.0%	170,562	2.2%	169,135	2.4%	167,964	2.6%	165,308	2.8%
State and other political subdivision loans	952,483	11.1%	917,515	11.7%	734,615	10.4%	602,727	9.3%	499,963	8.6%
Other loans	500,507	5.8%	390,898	5.0%	422,496	5.9%	347,174	5.4%	289,042	5.0%
LHFI	$8,569,967	100.0%	$7,851,213	100.0%	$7,091,385	100.0%	$6,449,469	100.0%	$5,798,881	100.0%

LHFI increased $718.8 million, or 9.2%, compared to December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Excluding the reclassified acquired loans, LHFI increased $682.0 million, or 8.7%, during 2017.  The increase in LHFI, excluding the reclassified acquired loans, during 2017 represented net growth across all five of Trustmark’s market regions and all loans categories.  The discussion below excludes the reclassified acquired loans.

During 2017, LHFI secured by real estate increased $513.8 million, or 10.6%, as growth in the Alabama, Texas, Mississippi and Florida market regions was partially offset by declines in the Tennessee market region.  LHFI secured by construction, land development and other land increased $155.7 million, or 18.7%, during 2017, principally due to new loan growth in the other construction category, partially offset by other construction loans that were moved to the appropriate permanent categories upon completion of the related construction project.  During 2017, $523.6 million in other construction loans were moved to the appropriate permanent categories upon completion, including $299.2 million in multi-family residential, $184.2 million in non-owner occupied and $40.7 million in owner occupied.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $690.0 million for 2017.

LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $155.7 million, or 7.7%, during 2017, principally due to other construction loans that moved to permanent financing.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $69.3 million, or 3.4%, during 2017.  The decrease in the NFNR LHFI portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in Trustmark’s Mississippi, Texas and Tennessee market regions as well as declines in owner occupied loans in the Mississippi and Florida market regions, partially offset by growth in non-owner occupied loans in the Florida and Alabama market regions and owner occupied loans in the Alabama, Tennessee and Texas market regions.  Other real estate secured LHFI increased $198.2 million, or 62.3%, during 2017, primarily due to multi-family residential loans in Trustmark’s Texas, Mississippi, Alabama and Tennessee market regions that were moved from other construction loans to permanent financing.  Excluding the other construction loan reclassifications, other real estate secured LHFI decreased $101.1 million, or 31.8%, during 2017.

The commercial and industrial loan portfolio increased $26.4 million, or 1.7%, during 2017, due to growth in the Alabama, Tennessee, Florida and Mississippi market regions, partially offset by declines in the Texas market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At December 31, 2017 and 2016, energy-related LHFI had outstanding balances of approximately $226.5 million and $271.5 million, respectively, which represented approximately 2.6% of Trustmark’s total LHFI portfolio at December 31, 2017 compared to approximately 3.5% of the total LHFI portfolio at December 31, 2016.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices remain at current levels or below for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $35.0 million, or 3.8%, during 2017 principally due to growth in the Mississippi and Alabama market regions, partially offset by declines in the Texas, Tennessee and Florida market regions.  The other loan portfolio, which includes lending to nonprofits, financial intermediaries and real estate investment trusts, increased $105.6 million, or 27.0%, during 2017, which represented growth in all of Trustmark’s market regions with the exception of the Florida market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties as of December 31, 2017 and 2016 ($ in thousands):

	December 31,
	2017	2016
Home equity loans	$47,032	$54,687
Home equity lines of credit	407,627	390,629
Percentage of loans and lines for which Trustmark holds first lien	60.7%	59.7%
Percentage of loans and lines for which Trustmark does not hold first lien	39.3%	40.3%

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

The following table presents the LHFI composition by region at December 31, 2017 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$987,624	$373,107	$47,592	$274,415	$21,741	$270,769
Secured by 1-4 family residential properties	1,675,311	105,281	47,500	1,411,503	93,625	17,402
Secured by nonfarm, nonresidential properties	2,193,823	368,337	213,404	947,708	151,526	512,848
Other real estate secured	517,956	84,973	2,801	231,750	46,414	152,018
Commercial and industrial loans	1,570,345	206,677	20,897	800,297	331,536	210,938
Consumer loans	171,918	22,274	4,231	125,980	17,229	2,204
State and other political subdivision loans	952,483	83,300	28,185	626,119	28,410	186,469
Other loans	500,507	55,740	17,431	324,295	50,272	52,769
LHFI	$8,569,967	$1,299,689	$382,041	$4,742,067	$740,753	$1,405,417

Construction, Land Development and Other Land Loans by Region
Lots	$57,616	$13,100	$14,795	$23,193	$2,249	$4,279
Development	47,050	5,382	4,711	21,484	255	15,218
Unimproved land	95,856	12,336	14,682	35,395	14,860	18,583
1-4 family construction	188,561	61,709	10,352	80,511	2,406	33,583
Other construction	598,541	280,580	3,052	113,832	1,971	199,106
Construction, land development and other land loans	$987,624	$373,107	$47,592	$274,415	$21,741	$270,769

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$308,452	$89,530	$44,797	$101,584	$16,900	$55,641
Office	213,049	36,678	20,741	72,605	5,909	77,116
Nursing homes/senior living	191,845	18,507	—	166,932	6,406	—
Hotel/motel	263,768	54,658	60,968	58,575	35,014	54,553
Mini-storage	126,117	14,539	6,403	43,632	560	60,983
Industrial	93,481	11,467	9,613	19,903	4,553	47,945
Health care	32,442	11,303	782	19,138	—	1,219
Convenience stores	25,101	1,353	—	13,207	865	9,676
Other	87,729	10,773	14,823	14,772	7,750	39,611
Total non-owner occupied loans	1,341,984	248,808	158,127	510,348	77,957	346,744

Owner-occupied:
Office	145,072	24,329	19,805	74,663	6,136	20,139
Churches	92,059	17,082	658	46,753	19,883	7,683
Industrial warehouses	138,536	8,932	3,557	56,904	13,785	55,358
Health care	113,702	23,372	4,019	67,488	4,373	14,450
Convenience stores	104,740	10,200	12,623	54,222	1,298	26,397
Retail	43,132	5,877	6,756	22,040	1,830	6,629
Restaurants	33,908	2,848	702	26,484	1,922	1,952
Auto dealerships	31,486	8,949	34	12,828	9,675	—
Other	149,204	17,940	7,123	75,978	14,667	33,496
Total owner-occupied loans	851,839	119,529	55,277	437,360	73,569	166,104
Loans secured by nonfarm, nonresidential properties	$2,193,823	$368,337	$213,404	$947,708	$151,526	$512,848

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

The following table provides information regarding Trustmark’s LHFI maturities by loan type at December 31, 2017 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$606,224	$327,854	$53,546	$987,624
Secured by 1-4 family residential properties	536,948	203,319	935,044	1,675,311
Other real estate secured	1,025,695	1,354,432	331,652	2,711,779
Commercial and industrial loans	778,892	656,533	134,920	1,570,345
Consumer loans	46,237	118,227	7,454	171,918
Other loans	357,823	426,567	668,600	1,452,990
LHFI	$3,351,819	$3,086,932	$2,131,216	$8,569,967

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2017 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loan Type
Predetermined interest rates	$1,048,420	$2,180,435	$1,972,736	$5,201,591
Floating interest rates:
Loans which are at contractual floor	53,695	13,584	1,805	69,084
Loans which are free to float	2,249,704	892,913	156,675	3,299,292
Total floating interest rates	2,303,399	906,497	158,480	3,368,376
LHFI	$3,351,819	$3,086,932	$2,131,216	$8,569,967

Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.  The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of December 31, 2017 and 2016 ($ in thousands):

	December 31, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$253,744	$733,880	$987,624
Secured by 1- 4 family residential properties	1,632,853	42,458	1,675,311
Secured by nonfarm, nonresidential properties	1,385,217	808,606	2,193,823
Other real estate secured	153,851	364,105	517,956
Commercial and industrial loans	522,613	1,047,732	1,570,345
Consumer loans	151,685	20,233	171,918
State and other political subdivision loans	863,262	89,221	952,483
Other loans	238,315	262,192	500,507
LHFI	$5,201,540	$3,368,427	$8,569,967

	December 31, 2016
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$210,862	$620,575	$831,437
Secured by 1- 4 family residential properties	1,616,289	43,754	1,660,043
Secured by nonfarm, nonresidential properties	1,131,720	902,456	2,034,176
Other real estate secured	167,250	150,898	318,148
Commercial and industrial loans	518,125	1,010,309	1,528,434
Consumer loans	150,304	20,258	170,562
State and other political subdivision loans	827,969	89,546	917,515
Other loans	191,358	199,540	390,898
LHFI	$4,813,877	$3,037,336	$7,851,213

Allowance for Loan Losses, LHFI

Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual LHFI considered impaired, estimated identified losses on various pools of LHFI and/or groups of risk rated LHFI with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance, please see Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Balance at beginning of period	$71,265	$67,619	$69,616	$66,448	$78,738
LHFI charged off:
Construction, land development and other land loans	(79)	(311)	(2,435)	(1,100)	(1,441)
Loans secured by 1-4 family residential properties	(950)	(1,319)	(2,473)	(2,505)	(1,298)
Loans secured by nonfarm, nonresidential properties	(4,231)	(3,067)	(1,439)	(390)	(1,002)
Other loans secured by real estate	(5)	(27)	(24)	(277)	(910)
Commercial and industrial loans	(8,286)	(6,602)	(8,081)	(2,092)	(1,371)
Consumer loans	(2,546)	(1,864)	(2,171)	(1,965)	(2,425)
State and other political subdivision loans	—	—	—	—	—
Other loans	(5,050)	(5,740)	(5,846)	(4,897)	(5,031)
Total charge-offs	(21,147)	(18,930)	(22,469)	(13,226)	(13,478)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	1,428	1,380	1,773	3,608	3,077
Loans secured by 1-4 family residential properties	1,833	1,122	920	922	427
Loans secured by nonfarm, nonresidential properties	396	976	605	944	225
Other loans secured by real estate	69	7	136	—	229
Commercial and industrial loans	2,578	732	1,761	2,657	2,298
Consumer loans	1,938	4,007	3,289	3,883	4,798
State and other political subdivision loans	—	—	—	—	—
Other loans	3,279	3,395	3,613	3,169	3,555
Total recoveries	11,521	11,619	12,097	15,183	14,609
Net (charge-offs) recoveries	(9,626)	(7,311)	(10,372)	1,957	1,131
Provision for loan losses, LHFI	15,094	10,957	8,375	1,211	(13,421)
Balance at end of period	$76,733	$71,265	$67,619	$69,616	$66,448

Percentage of net charge-offs (recoveries) during period to average loans (LHFS and LHFI) outstanding during the period	0.11%	0.10%	0.15%	-0.03%	-0.02%

At December 31, 2017, the allowance for loan losses, LHFI, was $76.7 million, an increase of $5.5 million, or 7.7%, when compared with December 31, 2016.  The increase in the allowance for loan loss during 2017 was principally due to an increase in quantitative reserves for commercial LHFI in Trustmark’s Mississippi and Texas market regions as well as qualitative reserves in the Alabama market region, partially offset by a decline in the required specific reserve for impaired LHFI in the Mississippi market region.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 320.84% at December 31, 2017, compared to 267.40% at December 31, 2016 due to a $7.2 million, or 10.5%, increase in the allowance for loan losses, LHFI excluding the specific reserves for impaired LHFI and a $2.0 million, or 7.9%, decrease in nonperforming LHFI excluding the specifically reviewed impaired LHFI during 2017.  Allocation of Trustmark’s $76.7 million allowance for loan losses, LHFI, represented 0.95% of commercial LHFI and 0.68% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.90% as of December 31, 2017.  This compares with an allowance to total LHFI of 0.91% at December 31, 2016, which was allocated to commercial LHFI at 0.97% and to consumer and mortgage LHFI at 0.68%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(21,147)	(986)	(339)	(13,910)	(1,157)	(4,755)
Recoveries	11,521	439	3,209	6,555	764	554
Net (charge-offs) recoveries	(9,626)	(547)	2,870	(7,355)	(393)	(4,201)
Provision for loan losses, LHFI	15,094	3,832	(2,951)	8,733	19	5,461
Balance at end of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626

	Year Ended December 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,183	$5,230	$10,971
LHFI charged-off	(18,930)	(1,238)	(658)	(10,228)	(1,274)	(5,532)
Recoveries	11,619	333	2,598	6,464	948	1,276
Net (charge-offs) recoveries	(7,311)	(905)	1,940	(3,764)	(326)	(4,256)
Provision for loan losses, LHFI	10,957	2,624	(1,806)	3,591	897	5,651
Balance at end of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366

	Year Ended December 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$69,616	$3,647	$3,920	$47,290	$5,674	$9,085
LHFI charged-off	(22,469)	(1,294)	(1,924)	(15,848)	(1,630)	(1,773)
Recoveries	12,097	349	2,892	6,361	1,105	1,390
Net (charge-offs) recoveries	(10,372)	(945)	968	(9,487)	(525)	(383)
Provision for loan losses, LHFI	8,375	2,767	(2,122)	5,380	81	2,269
Balance at end of period	$67,619	$5,469	$2,766	$43,183	$5,230	$10,971

Charge-offs exceeded recoveries for 2017 resulting in a net charge-off of $9.6 million, or 0.11% of average loans (LHFS and LHFI), compared to a net charge-off of $7.3 million, or 0.10% of average loans (LHFS and LHFI), in 2016, and a net charge-off of $10.4 million, or 0.15% of average loans (LHFS and LHFI), in 2015.  The increase in net charge-offs during 2017 was principally due to an increase in charge-offs in the Mississippi market region primarily due to two large substandard credits that were charged-off during 2017.  The decrease in total net charge-offs during 2016 was principally due to declines in charge-offs in the Mississippi, Florida, Tennessee and Alabama market regions partially offset by an increase in charge-offs in the Texas market region, primarily due to three large substandard credits that were charged off during 2016.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for 2017 totaled 0.18% of average loans (LHFS and LHFI), compared to 0.14% of average loans (LHFS and LHFI) in 2016 and 0.12% of average loans (LHFS and LHFI) in 2015.  The increase in the provision for loan losses, LHFI for 2017 when compared to 2016 was primarily due to an increase in the amount of provision required related to existing and newly impaired LHFI, and the $1.1 million of additional reserves due to the potential loss exposure caused by Hurricane Harvey.  The increase in the provision for loan losses, LHFI when 2016 is compared to 2015 primarily reflects the increase in the amount of required reserves for LHFI, partially offset by a decrease in net charge-offs and the additional provision expense recorded during 2015 as a result of revisions to the allowance for loan loss methodology.

During 2015, Trustmark made revisions to both the quantitative and qualitative portions of the allowance for loan loss methodology for commercial and consumer LHFI.  In total, these revisions resulted in an additional provision expense of $9.5 million during 2015.  For a complete description of the revisions made to Trustmark’s allowance for loan loss methodology during 2015, please see Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate

The table below provides the components of the nonperforming assets, excluding acquired loans and covered other real estate, by geographic market region for each year in the five-year period ended December 31, 2017 ($ in thousands):

	December 31,
	2017	2016	2015	2014	2013
Nonaccrual LHFI
Alabama	$3,083	$665	$1,776	$852	$14
Florida	3,034	3,644	5,180	11,091	12,278
Mississippi	49,129	37,771	40,754	57,129	42,307
Tennessee	4,436	6,213	5,106	5,819	4,390
Texas	7,893	941	2,496	4,452	6,249
Total nonaccrual LHFI	67,575	49,234	55,312	79,343	65,238
Other real estate
Alabama	11,714	15,989	21,578	21,196	25,912
Florida	13,937	22,582	29,579	35,324	34,480
Mississippi	14,260	15,646	14,312	17,397	22,766
Tennessee	2,535	6,183	9,974	10,292	12,892
Texas	782	1,651	1,734	8,300	10,489
Total other real estate, excluding covered other real estate	43,228	62,051	77,177	92,509	106,539
Total nonperforming assets	$110,803	$111,285	$132,489	$171,852	$171,777

Nonperforming assets/total loans (LHFS and LHFI) and ORE	1.26%	1.38%	1.81%	2.57%	2.84%

Loans Past Due 90 days or more
LHFI	$2,171	$1,832	$2,300	$2,764	$3,298
LHFS - Guaranteed GNMA services loans (1)	$35,544	$28,345	$21,812	$25,943	$21,540

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At December 31, 2017, nonaccrual LHFI totaled $67.6 million, or 0.77% of total LHFS and LHFI, reflecting an increase of $18.3 million, or 0.23% of total LHFS and LHFI, relative to December 31, 2016.  The increase in nonaccrual LHFI was principally due to three large substandard credits moving to nonaccrual status during 2017.  As of December 31, 2017, nonaccrual energy-related LHFI totaled $22.0 million and represented 9.7% of Trustmark’s total energy-related portfolio, compared to $11.4 million, or 4.2% of Trustmark’s total energy-related portfolio at December 31, 2016.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual LHFI” in Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The following table illustrates nonaccrual LHFI by loan type for each year in the five-year period ended December 31, 2017 ($ in thousands):

	December 31,
	2017	2016	2015	2014	2013
Loans secured by real estate:
Construction, land development and other land	$2,105	$3,323	$6,123	$13,867	$13,327
Secured by 1-4 family residential properties	19,022	20,329	23,079	25,621	21,603
Secured by nonfarm, nonresidential properties	12,608	8,482	17,800	25,717	21,809
Other real estate secured	212	402	145	1,318	1,327
Commercial and industrial loans	33,338	15,824	7,622	12,104	6,286
Consumer loans	135	300	31	88	151
State and other political subdivision loans	—	—	—	—	—
Other loans	155	574	512	628	735
Total nonaccrual LHFI	$67,575	$49,234	$55,312	$79,343	$65,238

Other Real Estate, Excluding Covered Other Real Estate

Other real estate, excluding covered other real estate, at December 31, 2017 decreased $18.8 million, or 30.3%, when compared with December 31, 2016.  The decrease in other real estate, excluding covered other real estate, during 2017 was primarily due to properties sold in all five market of Trustmark’s market regions as well as write-downs of properties in Trustmark’s Mississippi, Florida and Alabama market regions partially offset by properties foreclosed in all five market regions.

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate, excluding covered other real estate, as a result of the expiration of a loss-share agreement with the FDIC on June 30, 2016.  At December 31, 2017 and 2016, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property would be classified as covered other real estate.

The following tables illustrate changes in other real estate, excluding covered other real estate, by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions	9,235	1,226	504	5,970	753	782
Disposals	(24,762)	(4,562)	(7,993)	(6,183)	(4,373)	(1,651)
Write-downs	(3,296)	(939)	(1,156)	(1,173)	(28)	—
Balance at end of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782

	Year Ended December 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	24,348	2,363	10,523	9,514	1,849	99
Disposals	(35,075)	(6,934)	(16,815)	(6,841)	(4,303)	(182)
Write-downs	(4,399)	(1,018)	(705)	(1,339)	(1,337)	—
Balance at end of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651

	Year Ended December 31, 2015
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$92,509	$21,196	$35,324	$17,397	$10,292	$8,300
Additions	33,396	8,791	8,330	6,004	1,374	8,897
Disposals	(45,826)	(8,506)	(12,689)	(7,504)	(1,701)	(15,426)
Write-downs	(2,902)	(745)	(1,386)	(743)	9	(37)
Adjustments	—	842	—	(842)	—	—
Balance at end of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734

Write-downs of other real estate, excluding covered other real estate, decreased $1.1 million during 2017, compared to an increase of $1.5 million during 2016 and a decrease of $4.8 million during 2015.  The decrease in write-downs on other real estate, excluding covered other real estate, during 2017 was principally due to declines in other real estate write-downs in the Alabama and Tennessee market regions partially offset by an increase in write-downs of other real estate in the Mississippi and Florida market regions.  The increase in write-downs on other real estate, excluding covered other real estate, during 2016 was primarily due to $2.2 million of reserves for other real estate write-downs used or released during 2015 in the Alabama, Tennessee and Mississippi market regions.

The following table illustrates other real estate, excluding covered other real estate, by type of property for each year in the five-year period ended December 31, 2017 ($ in thousands):

	December 31,
	2017	2016	2015	2014	2013
Construction, land development and other land properties	$27,491	$36,871	$47,550	$61,015	$65,273
1-4 family residential properties	5,081	7,926	10,732	10,150	14,696
Nonfarm, nonresidential properties	10,468	16,817	16,717	19,696	26,433
Other real estate properties	188	437	2,178	1,648	137
Total other real estate, excluding covered other real estate	$43,228	$62,051	$77,177	$92,509	$106,539

For additional information regarding other real estate, including covered other real estate, see Note 10 – Other Real Estate included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

The table below provides the carrying value of the acquired loan portfolio by loan type for each year of the five-year period ended December 31, 2017 ($ in thousands):

	December 31,
	2017	2016	2015	2014	2013
Loans secured by real estate:
Construction, land development and other land	$23,586	$20,850	$42,644	$59,506	$101,291
Secured by 1-4 family residential properties	61,751	69,540	97,008	130,100	174,330
Secured by nonfarm, nonresidential properties	114,694	103,820	140,264	209,995	298,081
Other real estate secured	16,746	19,010	25,146	28,909	36,592
Commercial and industrial loans	31,506	36,896	55,699	88,533	149,889
Consumer loans	2,600	3,365	5,641	9,772	18,547
Other loans	10,634	18,766	24,009	22,594	25,476
Acquired loans	261,517	272,247	390,411	549,409	804,206
Less allowance for loan losses, acquired loans	4,079	11,397	11,992	12,059	9,636
Net acquired loans	$257,438	$260,850	$378,419	$537,350	$794,570

During 2017, acquired loans declined $10.7 million, or 3.9%, compared to balances at December 31, 2016.  During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.  Additionally, acquired loans as of December 31, 2017 included $86.2 million of loans acquired in the Reliance merger completed on April 7, 2017.  Excluding the reclassified acquired loans and the loans acquired in the Reliance merger, acquired loans decreased $60.2 million, or 22.1%, during 2017, primarily due to pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $15.0 million to $25.0 million during the first quarter of 2018.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 6.0% to 7.0% for the first quarter of 2018.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

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

For additional information regarding acquired loans, including changes in the net carrying value, see Note 6 – Acquired Loans included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.578 billion at December 31, 2017 compared to $10.056 billion at December 31, 2016, an increase of $521.5 million, or 5.2%, primarily due to growth in interest-bearing deposits.  During 2017, noninterest-bearing deposits increased $4.8 million, or 0.2%, primarily due to growth in public and consumer demand deposit accounts, while interest-bearing deposits increased $516.7 million, or 7.3%, primarily due to growth in all categories of interest-bearing deposits with the exception of public interest checking and money market accounts, reflecting the increase in interest rates in general and the Reliance merger.  At December 31, 2017, the balance of deposits for branches associated with the Reliance merger was $163.6 million.  Excluding these Reliance deposits, total deposits at December 31, 2017 increased $357.9 million, or 3.6%.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $1.441 billion at December 31, 2017, an increase of $131.3 million, or 10.0%, when compared with $1.310 billion at December 31, 2016, primarily due to an increase in the outstanding balance of short-term FHLB advances as Trustmark continues to utilize this funding source to fund the difference between loan and deposit growth.  Short-term FHLB advances increased $200.0 million during 2017 as a result of a $450.0 million increase in outstanding short-term advances with the FHLB of Dallas as well as the $250.0 million long-term FHLB advance with the FHLB of Dallas which was reclassified to short-term in May 2017 partially offset by the $500.0 million advance with the FHLB of Dallas that matured in December 2017.

Federal funds purchased and securities sold under repurchase agreements totaled $469.8 million at December 31, 2017 compared to $539.8 million at December 31, 2016, a decrease of $70.0 million, or 13.0%.  Of these amounts $139.8 million and $140.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $330.0 million at December 31, 2017, a decrease of $69.4 million when compared with $399.4 million at December 31, 2016.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

	2017	2016	2015
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$469,827	$539,817	$441,042
Weighted average interest rate at end of period	1.06%	0.52%	0.25%
Maximum amount outstanding at any month end during each period	$620,698	$606,336	$673,360
Average amount outstanding during each period	512,085	495,197	503,077
Weighted average interest rate during each period	0.81%	0.35%	0.16%

Short-term borrowings:
Amount outstanding at end of period	$971,049	$769,778	$412,617
Weighted average interest rate at end of period	1.35%	0.72%	0.58%
Maximum amount outstanding at any month end during each period	$1,423,787	$769,778	$858,827
Average amount outstanding during each period	1,138,353	370,008	415,081
Weighted average interest rate during each period	1.14%	1.00%	0.69%

Long-term FHLB Advances

Long-term FHLB advances totaled $946 thousand at December 31, 2017, a decrease of $250.1 million, or 99.6%, when compared with $251.0 million at December 31, 2016.  During May of 2016, Trustmark obtained a $250.0 million variable rate long-term FHLB advance with a two-year maturity from the FHLB of Dallas.  As noted above, during May 2017, the $250.0 million long-term FHLB advance was reclassified from long-term to short-term.  Trustmark chose to utilize FHLB advances with the FHLB of Dallas as a funding source for loan growth due to the advantageous rates available in comparison to other sources of funding.  For additional information regarding Trustmark’s long-term FHLB advances, please see the section captioned “Liquidity.”

Benefit Plans

Defined Benefit Plans

As disclosed in Note 14 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data of this report, Trustmark maintained a noncontributory tax-qualified defined benefit pension plan, the Plan, in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  Benefit accruals under the Plan were frozen in 2009, with the exception of benefit accruals for certain associates of acquired financial institutions covered through plans that were subsequently merged into the Plan.  As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.

During the second quarter of 2017, Trustmark fully funded the Plan on a termination basis by contributing additional assets in the amount of $17.6 million in accordance with the IRS and Pension Benefit Guaranty Corporation requirements.  Participants in the plan elected to receive either a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier.  Final distributions were made to participants from plan assets and a one-time pension settlement expense was recognized totaling $17.6 million.  After the distribution of plan assets during the second quarter of 2017, Trustmark estimates that the annual pension expense will be reduced by $3.0 million to $4.0 million.

Other than the associates covered through these acquired plans that were merged into the Plan, associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participated in the Plan retained their right to receive benefits that accrued before the Plan was frozen.

To satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions and subsequently merged into the Plan (collectively, the “Continuing Associates”), on July 26, 2016, the Board of Directors of Trustmark also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan, the Continuing Plan, effective as of December 30, 2016, immediately prior to the termination of the Plan.

At December 31, 2017, the fair value of the Continuing Plan’s assets totaled $4.6 million and was exceeded by the projected benefit obligation of $10.1 million by $5.5 million.  Net periodic benefit cost equaled $20.5 million in 2017, compared with $7.5 million in 2016 and $4.9 million in 2015.  The increase in the net periodic benefit cost during 2017 was principally due to the $17.6 million one-time pension settlement expense as a result of the termination of the Plan.  Excluding this one-time pension settlement expense, net periodic benefit cost during 2017 totaled $2.8 million.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2017, 2016 and 2015, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.  For additional information regarding the assumptions used by Management, please refer to the section captioned “Critical Accounting Policies – Defined Benefit Plans.”

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2017, Trustmark’s minimum required contribution to the Continuing Plan was $113 thousand.  During 2017, Trustmark contributed $200 thousand to the Continuing Plan for the plan year ended December 31 2017.  For the plan year ending December 31, 2018, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $175 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2018 to determine any additional funding requirements by the plan’s measurement date.

For the plan year ending December 31, 2016, Trustmark’s minimum required contribution to the Plan was zero.  Since the Plan has terminated, there were no additional contributions required other than amounts necessary to facilitate the Plan termination.

Supplemental Retirement Plans

As disclosed in Note 14 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data of this report, Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The measurement date for the plan is December 31.  As a result of mergers prior to 2014, Trustmark became the administrator of small nonqualified supplemental retirement plans, for which the plan benefits were frozen prior to the merger date.

At December 31, 2017, the accrued benefit obligation for the supplemental retirement plans equaled $57.9 million, while the net periodic benefit cost equaled $3.4 million in 2017, $3.6 million in 2016 and $3.8 million in 2015.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date, which is December 31.  The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2017, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” of Note 16 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report.
Off-Balance Sheet Arrangements

Information required in this section is set forth under the heading “Lending Related” of Note 16 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Contractual Obligations

Trustmark is obligated to make payments under specific long-term and certain other binding contractual arrangements.  The following table provides a schedule of the amount of the payments due under those obligations as of December 31, 2017 ($ in thousands):

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,356,448	$342,734	$57,160	$2,099	$1,758,441
Securities sold under repurchase agreements	118,694	—	—	—	118,694
FHLB advances	900,013	—	774	171	900,958
Junior subordinated debt securities	—	—	—	61,856	61,856
Operating lease obligations	12,031	17,078	10,236	28,518	67,863
Total	$2,387,186	$359,812	$68,170	$92,644	$2,907,812

Capital Resources

At December 31, 2017, Trustmark’s total shareholders’ equity was $1.572 billion, an increase of $51.5 million, or 3.4%, when compared to December 31, 2016.  During 2017, shareholders’ equity increased primarily as a result of net income of $105.6 million and the net change in pension and other postretirement benefit plans of $11.5 million, net of tax, partially offset by common stock dividends of $62.8 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% and 0.625% at December 31, 2017 and 2016, respectively.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and

TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities.  For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2017 and 2016.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 17 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2017 and 2016.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2017, 2016 and 2015 were $0.92.  Trustmark’s dividend payout ratio for 2017, 2016 and 2015 was 58.97%, 57.50%, and 53.49%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2018 approximately $87.0 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2018 by Trustmark will be determined by Trustmark’s Board of Directors.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes federal funds purchased, FHLB advances, securities sold under repurchase agreements as well as the Discount Window and, on a limited basis as discussed below, brokered deposits to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $10.182 billion for 2017 and represented approximately 74.2% of average liabilities and shareholders’ equity, compared to average deposits of $9.669 billion, which represented 74.7% of average liabilities and shareholders’ equity for 2016.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2017, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $38.6 million compared to $34.2 million at December 31, 2016.

At December 31, 2017, Trustmark had $330.0 million in upstream federal funds purchased, compared to $399.4 million at December 31, 2016.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $900.0 million of outstanding short-term advances and no outstanding long-term advances at December 31, 2017 compared to $700.0 million of outstanding short-term advances and $250.0 million of outstanding long-term advances at December 31, 2016.  The outstanding short-term FHLB advances at December 31, 2017 included the $250.0 million FHLB advance that was reclassified from long-term to short-term during May 2017.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $1.771 billion at December 31, 2017.

In addition, at December 31, 2017, Trustmark had $958 thousand in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $1.1 million at December 31, 2016.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At December 31, 2017, Trustmark had approximately $1.299 billion available in unencumbered agency securities compared to $1.373 billion at December 31, 2016.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017.

Another borrowing source is the Discount Window.  At December 31, 2017, Trustmark had approximately $1.042 billion available in collateral capacity at the Discount Window from pledges of commercial and industrial LHFI, compared with $998.1 million at December 31, 2016.  This increase was due to the increase in the commercial and industrial LHFI portfolio during 2017.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2017, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the years ended December 31, 2017, 2016 and 2015.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $278 thousand at December 31, 2017 compared to a net after-tax loss of $18 thousand at December 31, 2016.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $125 thousand will be reclassified as an increase to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $265.0 million at December 31, 2017, with a positive valuation adjustment of $663 thousand, compared to $292.9 million, with a positive valuation adjustment of $3.8 million at December 31, 2016.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $349.0 million at December 31, 2017 compared to $262.0 million at December 31, 2016.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $254 thousand for the year ended December 31, 2017, compared to a net negative ineffectiveness of $2.9 million for the year ended December 31, 2016 and a net positive ineffectiveness of $1.9 million for the year ended December 31, 2015, respectively.  The net positive ineffectiveness was primarily due to the mortgage spread widening during 2017 compared to 2016.  The net negative ineffectiveness was primarily due to the tightening in the mortgage spread during 2016 compared to 2015.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $351.9 million related to this program, compared to $340.2 million as of December 31, 2016.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of December 31, 2017 and 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $80 thousand and $1.2 million, respectively.  As of December 31, 2017, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2017 and 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.7 million and $14.2 million, respectively.   As of December 31, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million compared to five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2017 and 2016.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2017 and 2016.  At December 31, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2017	2016
+200 basis points	-2.1%	-0.1%
+100 basis points	-1.0%	0.0%
-100 basis points	-4.2%	-6.3%

As shown in the table above, the interest rate shocks for 2017 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2018 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2017 and 2016.  At December 31, 2017 and 2016, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2017	2016
+200 basis points	3.3%	7.0%
+100 basis points	2.2%	4.0%
-100 basis points	-10.0%	-11.3%

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

At December 31, 2017, the MSR fair value was approximately $84.3 million, compared to $80.2 million at December 31, 2016.  The impact on the MSR fair value of both a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2017, would be a decline in fair value of approximately $3.1 million, compared to a decline in fair value of approximately $2.5 million and $2.9 million, respectively, at December 31, 2016.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the COSO.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Corporation’s auditor since 2015, which is the year the engagement letter was signed for the audit of the 2016 financial statements.

Atlanta, Georgia

February 20, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Trustmark Corporation:

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Trustmark Corporation and subsidiaries (the Corporation) for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Trustmark Corporation and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Jackson, Mississippi

February 23, 2016

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands except share data)

	December 31,
	2017	2016
Assets
Cash and due from banks (noninterest-bearing)	$335,768	$327,706
Federal funds sold and securities purchased under reverse repurchase agreements	615	500
Securities available for sale (at fair value)	2,238,635	2,356,682
Securities held to maturity (fair value: $1,046,247-2017; $1,157,046-2016)	1,056,486	1,158,643
Loans held for sale (LHFS)	180,512	175,927
Loans held for investment (LHFI)	8,569,967	7,851,213
Less allowance for loan losses, LHFI	76,733	71,265
Net LHFI	8,493,234	7,779,948
Acquired loans	261,517	272,247
Less allowance for loan losses, acquired loans	4,079	11,397
Net acquired loans	257,438	260,850
Net LHFI and acquired loans	8,750,672	8,040,798
Premises and equipment, net	179,339	184,987
Mortgage servicing rights	84,269	80,239
Goodwill	379,627	366,156
Identifiable intangible assets, net	16,360	20,680
Other real estate	43,228	62,051
Other assets	532,442	577,964
Total Assets	$13,797,953	$13,352,333

Liabilities
Deposits:
Noninterest-bearing	$2,978,074	$2,973,238
Interest-bearing	7,599,438	7,082,774
Total deposits	10,577,512	10,056,012
Federal funds purchased and securities sold under repurchase agreements	469,827	539,817
Short-term borrowings	971,049	769,778
Long-term Federal Home Loan Bank (FHLB) advances	946	251,049
Junior subordinated debt securities	61,856	61,856
Other liabilities	145,062	153,613
Total Liabilities	12,226,252	11,832,125

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 67,746,094 shares - 2017; 67,628,618 shares - 2016	14,115	14,091
Capital surplus	369,124	366,563
Retained earnings	1,228,187	1,185,352
Accumulated other comprehensive loss, net of tax	(39,725)	(45,798)
Total Shareholders' Equity	1,571,701	1,520,208
Total Liabilities and Shareholders' Equity	$13,797,953	$13,352,333

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest Income
Interest and fees on LHFS & LHFI	$344,625	$299,645	$274,433
Interest and fees on acquired loans	24,478	30,144	51,152
Interest on securities:
Taxable	76,192	77,614	80,730
Tax exempt	3,001	3,675	4,323
Interest on federal funds sold and securities purchased under reverse repurchase agreements	33	14	8
Other interest income	1,466	988	1,579
Total Interest Income	449,795	412,080	412,225
Interest Expense
Interest on deposits	22,717	12,748	12,598
Interest on federal funds purchased and securities sold under repurchase agreements	4,152	1,717	801
Other interest expense	15,376	10,082	7,061
Total Interest Expense	42,245	24,547	20,460
Net Interest Income	407,550	387,533	391,765
Provision for loan losses, LHFI	15,094	10,957	8,375
Provision for loan losses, acquired loans	(7,395)	3,757	3,425
Net Interest Income After Provision for Loan Losses	399,851	372,819	379,965
Noninterest Income
Service charges on deposit accounts	44,003	45,253	47,366
Bank card and other fees	28,286	27,906	28,298
Mortgage banking, net	29,902	28,212	30,176
Insurance commissions	38,168	36,764	36,424
Wealth management	30,340	30,492	31,369
Other, net	13,949	5,626	(484)
Securities gains (losses), net	15	(310)	—
Total Noninterest Income	184,663	173,943	173,149
Noninterest Expense
Salaries and employee benefits	234,987	239,637	230,198
Defined benefit plan termination	17,644	—	—
Services and fees	60,893	58,695	57,534
Net occupancy - premises	25,767	24,982	25,318
Equipment expense	24,453	24,225	23,859
Other real estate expense	3,672	586	4,903
FDIC assessment expense	11,010	11,243	10,728
Other expense	51,743	47,930	49,122
Total Noninterest Expense	430,169	407,298	401,662
Income Before Income Taxes	154,345	139,464	151,452
Income taxes	48,715	31,053	35,414
Net Income	$105,630	$108,411	$116,038

Earnings Per Share
Basic	$1.56	$1.60	$1.72
Diluted	$1.56	$1.60	$1.71

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income per consolidated statements of income	$105,630	$108,411	$116,038
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(8,641)	(9,667)	(10,309)
Less: adjustment for net (gains) losses realized in net income	(9)	191	—
Change in net unrealized holding loss on securities transferred to held to maturity	2,915	6,070	3,918
Pension and other postretirement benefit plans:
Net change in prior service costs	154	154	154
Recognized net loss due to lump sum settlements	—	2,412	1,371
Change in net actuarial loss	451	294	2,252
Recognized net loss due to defined benefit plan termination	10,907	—	—
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	122	(228)	(812)
Less: adjustment for loss realized in net income	174	370	516
Other comprehensive income (loss), net of tax	6,073	(404)	(2,910)
Comprehensive income	$111,703	$108,007	$113,128

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2015	67,481,992	$14,060	$356,244	$1,092,120	$(42,484)	$1,419,940
Net income per consolidated statements of income	—	—	—	116,038	—	116,038
Other comprehensive income (loss), net of tax	—	—	—	—	(2,910)	(2,910)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,605)	—	(62,605)
Common stock issued, long-term incentive plan	77,136	16	1,555	(2,645)	—	(1,074)
Compensation expense, long-term incentive plan	—	—	3,668	—	—	3,668
Balance, December 31, 2015	67,559,128	14,076	361,467	1,142,908	(45,394)	1,473,057
Net income per consolidated statements of income	—	—	—	108,411	—	108,411
Other comprehensive income (loss), net of tax	—	—	—	—	(404)	(404)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,666)	—	(62,666)
Common stock issued, long-term incentive plan	103,112	22	2,155	(3,301)	—	(1,124)
Repurchase and retirement of common stock	(33,622)	(7)	(743)	-	—	(750)
Compensation expense, long-term incentive plan	—	—	3,684	—	—	3,684
Balance, December 31, 2016	67,628,618	14,091	366,563	1,185,352	(45,798)	1,520,208
Net income per consolidated statements of income	—	—	—	105,630	—	105,630
Other comprehensive income (loss), net of tax	—	—	—	—	6,073	6,073
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,795)	—	(62,795)
Common stock issued, long-term incentive plan	117,476	24	(1,748)	—	—	(1,724)
Compensation expense, long-term incentive plan	—	—	4,309	—	—	4,309
Balance, December 31, 2017	67,746,094	$14,115	$369,124	$1,228,187	$(39,725)	$1,571,701

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities
Net income per consolidated statements of income	$105,630	$108,411	$116,038
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	7,699	14,714	11,800
Depreciation and amortization	38,471	36,613	37,056
Net amortization of securities	10,964	9,664	7,793
Securities (gains) losses, net	(15)	310	—
Gains on sales of loans, net	(18,933)	(20,531)	(17,953)
Deferred income tax provision	26,068	18,000	14,800
Proceeds from sales of loans held for sale	1,197,821	1,404,852	1,264,303
Purchases and originations of loans held for sale	(1,179,187)	(1,392,155)	(1,279,321)
Originations of mortgage servicing rights	(15,860)	(16,745)	(17,598)
Earnings on bank-owned life insurance	(5,025)	(4,883)	(4,824)
Net change in other assets	23,451	(20,129)	28,794
Net change in other liabilities	9,093	7,284	6,608
Other operating activities, net	6,430	2,932	5,043
Net cash provided by operating activities	206,607	148,337	172,539

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	174,976	277,373	126,546
Proceeds from maturities, prepayments and calls of securities available for sale	467,194	486,915	479,927
Proceeds from sales of securities available for sale	27,682	24,693	—
Purchases of securities held to maturity	(69,989)	(239,446)	(107,679)
Purchases of securities available for sale	(346,159)	(547,112)	(504,920)
Net proceeds from bank-owned life insurance	3,623	2,585	648
Net change in federal funds sold and securities purchased under reverse repurchase agreements	6,785	(250)	1,635
Net change in member bank stock	4,474	(8,386)	(18,480)
Net change in loans	(608,886)	(677,296)	(528,050)
Purchases of premises and equipment	(13,219)	(10,208)	(12,757)
Proceeds from sales of premises and equipment	8,377	6,799	3,061
Proceeds from sales of other real estate	26,849	42,809	48,898
Purchases of software	(5,498)	(8,024)	(8,741)
Investments in tax credit and other partnerships	(5,296)	(116)	(4,578)
Purchase of insurance book of business	—	—	(2,787)
Net cash used in business acquisition	(19,775)	—	—
Net cash used in investing activities	(348,862)	(649,664)	(527,277)

Financing Activities
Net change in deposits	355,342	467,782	(110,128)
Net change in federal funds purchased and securities sold under repurchase agreements	(69,990)	98,775	(2,501)
Net change in short-term borrowings	(67,451)	(150,748)	(7,293)
Payments on long-term FHLB advances	(65)	(94)	(94)
Proceeds from long-term FHLB advances	—	250,000	500,000
Redemption of junior subordinated debt securities	(3,000)	—	—
Payment of subordinated debt	—	(50,000)	—
Common stock dividends	(62,795)	(62,666)	(62,605)
Repurchase and retirement of common stock	—	(750)	—
Shares withheld to pay taxes, long-term incentive plan	(1,724)	(1,017)	(863)
Net cash provided by financing activities	150,317	551,282	316,516

Net change in cash and cash equivalents	8,062	49,955	(38,222)
Cash and cash equivalents at beginning of year	327,706	277,751	315,973
Cash and cash equivalents at end of year	$335,768	$327,706	$277,751

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 198 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2018 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations.  Actual results could differ from those estimates.

Securities

Securities are classified as either held to maturity or available for sale.  Securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and the ability to hold them until maturity.  Securities to be held for indefinite periods of time are classified as available for sale and carried at fair value, with the unrealized holding gains and losses reported as a component of other comprehensive income (loss), net of tax.  Securities available for sale are used as part of Trustmark’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment rates and other factors.  Management determines the appropriate classification of securities at the time of purchase.

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

Securities transferred from the available for sale category to the held to maturity category are recorded at fair value at the date of transfer.  Unrealized holding gains or losses associated with the transfer of securities from available for sale to held to maturity are included in the balance of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets.  These unrealized holding gains or losses are amortized over the remaining life of the security as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Loans Held for Sale (LHFS)

Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Division are considered to be held for sale.  In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Trustmark has elected to account for its LHFS under the fair value option permitted by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” with interest income on the LHFS reported in interest and fees on LHFS and LHFI.  Trustmark reports unrealized gains and losses resulting from changes in the fair value of the LHFS accounted for under the fair value option as noninterest income in mortgage banking, net.  LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in the fair value reported as noninterest income in mortgage banking, net.  Changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for its LHFS at the lower of cost or fair value and the derivative instruments at fair value.  Realized gains and losses upon ultimate sale of the loans are reported as noninterest income in mortgage banking, net.

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

Trustmark defers the upfront loan fees and costs related to the LHFS.  In general, the LHFS are only retained on Trustmark’s balance sheet for 30 to 45 days before they are pooled and sold in the secondary market.  The difference between deferring these loan fees and costs until the loans are sold and recognizing them in earnings as incurred as required by FASB ASC Topic 825-10 is considered immaterial.  Deferred loan fees and costs are reflected in the basis of the LHFS and, as such, impact the resulting gain or loss when the loans are sold.

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

A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Trustmark considers all nonaccrual LHFI and LHFI classified as a troubled debt restructuring (TDR) to be impaired loans.  All commercial nonaccrual relationships of $500 thousand or more and all LHFI classified as TDRs are individually reviewed for impairment (individually evaluated impaired LHFI).  If a LHFI is deemed impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Commercial nonaccrual relationships under $500 thousand are not individually evaluated for impairment due to the insignificant number and dollar amount of these types of loans.  Nonaccrual LHFI includes both individually evaluated impaired LHFI as well as smaller balance homogeneous loans that are collectively evaluated for impairment.  Consistent with the policy for nonaccrual LHFI, interest payments on impaired LHFI are applied to principal.  Impaired LHFI, or portions thereof, are charged off when deemed uncollectible.

Troubled Debt Restructuring

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

A formal TDR may include, but is not necessarily limited to, one or a combination of the following situations:

•	Trustmark accepts a third-party receivable or other asset(s) of the borrower, in lieu of the receivable from the borrower.
•	Trustmark accepts an equity interest in the borrower in lieu of the receivable.
•	Trustmark accepts modification of the terms of the debt including but not limited to:
o	Reduction (absolute or contingent) of the stated interest rate to below the current market rate.
o	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
o	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the note or other agreement.
o	Reduction (absolute or contingent) of accrued interest.

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310, “Receivables.” Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.

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

Trustmark’s allowance methodology is based on guidance provided in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  The allowance for loan losses, LHFI consists of three components: (i) a historical valuation allowance determined in accordance with FASB ASC Topic 450, “Contingencies,” based on historical loan loss experience for LHFI with similar characteristics and trends, (ii) a specific valuation allowance determined in accordance with FASB ASC Topic 310 based on probable losses on specific LHFI and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions and judgments as described below.

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of LHFI contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial LHFI for working capital purposes and non-working capital purposes, commercial purpose LHFI secured by real estate (which are further segregated into 1-4 family construction, non 1-4 family construction, land, lots and development, owner-occupied and non-owner occupied categories), other commercial loans, 1-4 family LHFI, 1-4 family LHFI secured by junior liens and other consumer LHFI.  Within these pools, LHFI are further segregated based on Trustmark’s internal credit risk rating process that evaluates, among other things: the obligor’s ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness, and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each risk rate within loan groups based upon degree of risk.  Using third-party default data, which is updated annually to incorporate the most recent year’s information, average cumulative issuer-weighted global default rates by alphanumeric rating are aggregated by Trustmark’s commercial loan risk rates.  Management uses the long-term default rates to measure the relative risk across the risk rates while the 12-quarter quantitative loss rate sets the absolute level of allowance for loan loss reserve.  Further, given the volatility in the default data, the longer look-back period provides for a more stable allowance for loan loss estimate which better reflects the incremental risk across the risk rates.

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

Loans-Specific Valuation Allowance

Once a LHFI is classified, it is subject to periodic review to determine whether or not the loan is impaired.  If determined to be impaired, the loan is evaluated using one of the valuation criteria contained in FASB ASC Topic 310 (i.e., individually or collectively evaluated), and a specific valuation allowance is allocated, if necessary, so that the loan is reported at the net realizable value.

Qualitative Risk Valuation Allowance

The qualitative risk valuation allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI.  Factors considered include the following within Trustmark’s five key market regions:  the experience, ability, and effectiveness of Trustmark’s lending management and staff; adherence to Trustmark’s loans policies, procedures and internal controls; the volume of exceptions relating to collateral, underwriting and financial documentation; credit concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters.  These factors are evaluated on a quarterly basis with the results representing Trustmark’s qualitative risk profile in the current period which is used to establish an appropriate allowance.  The qualitative portion of the commercial and consumer LHFI allowance for loan loss methodology also incorporates the use of maximum observed gross historical losses observed through the last economic cycle as a way to calculate a maximum qualitative reserve limit.  The maximum observed gross historical losses as a percentage of the loan balances results in a maximum observed gross historical loss rate.  Once the quantitative component of the allowance for loan loss methodology is calculated, the quantitative reserve percentage is deducted from the maximum observed gross historical loss rate to determine the maximum possible qualitative reserve limit.  Management uses its qualitative factor evaluation process in conjunction with this maximum to determine the appropriate estimate of the qualitative considerations not captured by Trustmark’s historical loss rates.

Other factors included in the qualitative risk valuation allowance include consideration of: commercial loan facility risk that embodies the nature, frequency and duration of the repayment structure as it pertains to the actual source of loan repayment, commercial nonaccrual relationships under $500 thousand which are below the threshold to perform a specific impairment analysis, and independent consumer credit bureau scores that are monitored to identify shifts in risk that are represented in the retail portfolio.  These factors are also evaluated on a quarterly basis with the exception of the commercial nonaccrual relationships under $500 thousand which are evaluated monthly.

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

For acquired impaired loans, Trustmark (i) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Topic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Under the effective yield method, the accretable yield is recorded as an accretion of interest income over the life of the loan.

Trustmark aggregates certain acquired impaired loans into pools of loans with common credit risk characteristics such as loan type and risk rating.  To establish accounting pools of acquired impaired loans, loans are first categorized by similar purpose, collateral and geographic region.  Within each category, the acquired impaired loans are further segmented by ranges of risk determinants observed at the time of acquisition.  For commercial loans, the primary risk determinant is the risk rating as assigned by Trustmark.  For consumer loans, the risk determinants include delinquency, delinquency history and FICO scores.  Statistical comparison of the pools reflect that each pool is comprised of acquired impaired loans generally of similar characteristics, including loan type, loan risk and weighted average life.  Each pool is then reviewed for similarity of the pool constituents, including standard deviation of purchase price, weighted average life and concentration of the largest loans.  Loan pools are initially booked at the aggregate fair value of the loan pool constituents, based on the present value of Trustmark's expected cash flows from the acquired impaired loans.  An acquired impaired loan is removed from a pool of loans only if the loan is sold, foreclosed, payment is received in full satisfaction of the loan or the loan is fully charged off.  The acquired impaired loan is removed from the pool at the carrying value.  When an individual acquired impaired loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, collateral (measured at fair value) or other assets received will be recognized as a gain or loss immediately in interest income on acquired loans and would not affect the effective yield used to recognize the accretable yield on the remaining pool.  Certain acquired impaired loans are not pooled and are accounted for individually.  Such acquired impaired loans are withheld from pools due to the inherent uncertainty of the timing and amount of their cash flows or because they are not a suitable similar constituent to the established pools.

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

Branch closures and purchased land held for future branch expansion for more than five years are evaluated to determine if the related land, buildings and building improvements should be transferred to assets held for sale in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.”  The property is transferred to assets held for sale at the lower of its carrying value or fair value less cost to sell.  An impairment loss is recorded at the time of transfer if the carrying value of the assets exceeds the fair value.  Impairment losses are recorded as non-interest expense in other expense.

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

Trustmark economically hedges changes in the fair value of the MSR attributable to interest rates.  See Note 1 – Significant Accounting Policies, “Derivative Financial Instruments – Derivatives not Designated as Hedging Instruments” for information regarding these derivative instruments.

Trustmark receives annual servicing fee income for loans serviced, which is recorded as noninterest income in mortgage banking, net.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  Late fees and ancillary fees related to loan servicing are not considered material.

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

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with a related contract, asset or liability.  Trustmark’s identifiable intangible assets primarily relate to core deposits, insurance customer relationships and borrower relationships.  These intangibles, which have definite useful lives, are amortized on an accelerated basis over their estimated useful lives.  In addition, these intangibles are evaluated for impairment whenever events and changes in circumstances indicate that the carrying amount should be reevaluated.  Trustmark also purchased banking charters in order to facilitate its entry into the states of Florida and Texas.  These identifiable intangible assets are being amortized on a straight-line method over 20 years.

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is carried at the lower of cost or estimated fair value.  Fair value is based on independent appraisals and other relevant factors.  Valuation adjustments required at foreclosure are charged to the allowance for loan losses.  Other real estate is revalued on an annual basis or more often if market conditions necessitate.  An other real estate specific reserve may be recorded through other real estate expense for declines in fair value subsequent to foreclosure based on recent appraisals or changes in market conditions.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against an existing other real estate specific reserve or as noninterest expense in other real estate expense if a reserve does not exist.  Costs of operating and maintaining the properties as well as gains or losses on their disposition are also included in other real estate expense as incurred.  Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Securities with limited marketability, such as stock in the Federal Reserve Bank of Atlanta and the FHLB, are carried at cost.  Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets because these equity securities do not have a readily determinable fair value, which places them outside the scope of FASB ASC Topic 320, “Investments – Debt and Equity Securities.”  At December 31, 2017 and 2016, Trustmark’s investment in member bank stock totaled $67.7 million and $71.0 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2017, 2016 and 2015.

Insurance Commissions

Commission revenue is recognized as of the effective date of the insurance policy or the date the customer is billed, whichever is later.  Trustmark also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed by Trustmark.  Contingent commissions from insurance companies are recognized throughout the calendar year using reasonable estimates that are continuously reviewed and revised to reflect current experience.  Trustmark maintains reserves for commission adjustments and doubtful accounts receivable which were not considered significant at December 31, 2017 or 2016.

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

Derivatives Designated as Hedging Instruments

Trustmark has entered into a forward interest rate swap contract on its junior subordinated debentures, with the objective of protecting the quarterly interest payments from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate for the five-year period beginning December 31, 2014 and ending December 31, 2019.  This derivative instrument is designated as a cash flow hedge under FASB ASC Topic 815.  Any accumulated net after-tax gains or losses related to effective cash flow hedge are included in accumulated other comprehensive income (loss), net of tax.  Any ineffective portion of the interest rate swap is reclassified from accumulated other comprehensive income (loss), net of tax to noninterest expense in the consolidated statements of income for the relevant periods.  Amounts reported in accumulated other comprehensive income (loss), net of tax related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.

Derivatives not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  See Note 1 – Significant Accounting Policies, “Loans Held for Sale (LHFS)” for information regarding the fair value option election.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in the fair value of the hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.

Income Taxes

Trustmark accounts for uncertain tax positions in accordance with FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting and disclosure for uncertainty in tax positions.  Under the guidance of FASB ASC Topic 740, Trustmark accounts for deferred income taxes using the liability method.  Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax basis of Trustmark’s assets and liabilities.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled and are presented net in the accompanying consolidated balance sheets in other assets.

Stock-Based Compensation

Trustmark accounts for the stock and incentive compensation under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”  Under this accounting guidance, fair value is established as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation cost, which is recognized over the requisite service period.  Trustmark has elected to account for forfeitures of stock awards as they occur.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Income taxes paid	$7,371	$24,836	$16,321
Interest expense paid on deposits and borrowings	41,472	24,312	20,733
Noncash transfers from loans to other real estate (1)	8,760	23,965	32,782
Transfer of long-term FHLB advances to short-term	250,038	500,009	—
Assets acquired in business combination	196,265	—	—
Liabilities assumed in business combination	184,949	—	—

(1)	Includes transfers from covered loans to foreclosed properties.

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Basic shares	67,727	67,620	67,550
Dilutive shares	160	164	142
Diluted shares	67,887	67,784	67,692

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted-average antidilutive stock awards	74	2	1

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety.  Trustmark’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  Issued in February 2018, ASU 2018-02 seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  As a result of the re-measurement of Trustmark’s deferred tax assets following the enactment of the Tax Reform Act, accumulated other comprehensive loss included $8.5 million of stranded tax effects at December 31, 2017.  Trustmark intends to early adopt the amendments of 2018-02 during the first quarter of 2018 and plans to make an election to reclassify the stranded tax effects from accumulated other comprehensive loss to retaining earnings at the beginning of the period of adoption.  The reclassification of the stranded tax effects will result in an increase in accumulated other comprehensive loss and a corresponding increase in retained earnings.  Disclosures required by the amendments of ASU 2018-02 will be presented in the Quarterly Report on Form 10-Q for the period ending March 31, 2018.  Adoption of ASU 2018-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  Issued in August 2017, ASU 2017-12 aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  The amendments in ASU 2017-12 aim to better align an entity’s risk management activities and financial reporting for hedging relationships by expanding and refining hedge accounting for both non-financial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  The amendments in ASU 2017-12 (i) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk; (ii) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (iii) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (iv) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-country basis spread from the assessment of hedge effectiveness.  The amendments of ASU 2017-12 also include targeted improvements intended to simplify the application of hedge accounting.  The amendments of ASU 2017-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. All transition requirements and elections must be applied to all hedging relationships existing at the date of adoption.  Trustmark plans to adopt ASU 2017-12 during the first quarter of 2019 using the required modified retrospective transition method.  Trustmark will recognize the cumulative effect of the change, if any, in the beginning balance of each affected component of equity as of January 1, 2019.  Management is currently assessing all the potential impacts of the amendments in ASU 2017-12 on Trustmark’s consolidated financial statements; however, the adoption of ASU 2017-12 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU 2017-09 seeks to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, regarding a change to the terms or conditions of a share-based payment award.  In fact, ASU 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified.  Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU.  The amendments of ASU 2017-09 became effective for Trustmark on January 1, 2018 and had no impact on Trustmark’s consolidated financial statements.  However, should Trustmark modify the terms or conditions of any share-based payment award in the future, this modification would be evaluated and disclosed as appropriate based on the amendments of ASU 2017-09.

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  Trustmark plans to adopt these amendments during the first quarter of 2019. As of December 31, 2017, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-08 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Issued in March 2017, ASU 2017-07 is designed to improve guidance related to the presentation of defined benefit costs in the income statement.  In particular, ASU No. 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  If a separate line item or items are used to present the other components of net benefit cost, then that line item or items must be appropriately described.  However, if a separate line item or items are not used, then the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed.  Additionally, ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable.  The amendments of ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on or after the adoption date, for capitalization of the service cost component in assets.  Management has evaluated the amendments of this ASU and determined that the amendments of ASU 2017-07 would require a reclassification of the net periodic benefit cost, with the exception of the service cost component, from salaries and employee benefits to other expense on the consolidated statements of income for each period presented, which is not considered material to Trustmark’s consolidated financial statements.  Trustmark adopted the amendments of ASU 2017-07 effective January 1, 2018.  Trustmark has elected the available practical expedient which allows Trustmark to use the amounts disclosed in its pension and other postretirement benefits footnote for the prior comparative periods for applying the retrospective presentation requirements  This change in presentation will be presented beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 is effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019.  Based on Trustmark’s annual goodwill impairment test performed as of October 1, 2017, the fair value of its reporting units exceeded the carrying value and, therefore, the related goodwill was not impaired.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-04 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business.”  Issued in January 2017, ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, which determines whether goodwill should be recorded or not.  The amendments in ASU No. 2017-01 provide a screen to determine when a set of assets and activities (collectively, a “set”) is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  If, however, the screen is not met, then the amendments in ASU 2017-01 require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements.  The revised definition will result in more transactions being recorded as asset acquisitions or dispositions as opposed to business acquisitions or dispositions.  The amendments of ASU 2017-01 must be applied prospectively to transactions occurring on or after the adoption date.  The amendments of ASU 2017-01 became effective for Trustmark on January 1, 2018 and did not have any impact to Trustmark’s consolidated financial statements; however, any future business combinations will be evaluated and disclosed as appropriate based on the amendments of ASU 2017-01.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  Issued in August 2016, ASU 2016-15 provides guidance to reduce the diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments of ASU 2016-15 provide guidance on eight specific cash flow: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle.  Trustmark adopted the amendments of ASU 2016-15 effective January 1, 2018, and adoption of this ASU did not have any impact to Trustmark’s existing presentation of the applicable cash receipts and cash payments on its consolidated statements of cash flows.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark has established a Current Expected Credit Loss (CECL) Steering Committee and a CECL Working Group which include the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.  Trustmark selected a third-party vendor to provide an automated allowance for loan loss software as well as advisory services in developing a new allowance for loan loss methodology that would be compliant with amendments of ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate the impact to Trustmark.  Trustmark intends to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date.

ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  Issued in March 2016, ASU 2016-09 seeks to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions.  The amendments of ASU 2016-09 include: (i) requiring all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement; (ii) requiring excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flow; (iii) allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that expect to vest or account for forfeitures when they occur; (iv) change the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rates in the applicable jurisdictions; and (v) requiring that cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows.  The amendments of ASU 2016-09 became effective for Trustmark on January 1, 2017.  Trustmark elected to present changes to the consolidated statements of cash flows on a retrospective basis, which resulted in $107 thousand and $211 thousand of excess tax expense from stock-based compensation arrangements being reclassified from financing activities to other operating activities, net and $1.0 million and $863 thousand of withholding taxes paid for shares directly withheld being reclassified from other operating activities, net to financing activities for the years ended December 31, 2016 and 2015, respectively.  Adoption of ASU 2016-09 did not materially affect Trustmark’s consolidated financial statements.  Trustmark has made an entity-wide accounting policy election to account for forfeitures of stock awards as they occur.  Changes as required by the amendments of ASU 2016-09 are presented in the accompanying consolidated statements of cash flows.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  Trustmark plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019.  At adoption, Trustmark will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis.  As of December 31, 2017, all leases in which Trustmark was the lessee were classified as operating leases and the total outstanding lease obligation was $67.9 million, or 0.5% of total assets.  Management is currently evaluating these lease obligations as potential lease assets and liabilities as defined by ASU 2016-02.  Trustmark does not anticipant any material impact to its consolidated statements of income as a result of the adoption of this ASU.  Trustmark has an immaterial amount of leases in which it is the lessor.  Based on Management’s evaluation to date, Trustmark does not expect the amendments of ASU 2016-02 to have any material impact to these leases or the related income.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 became effective for Trustmark on January 1, 2018.  Trustmark’s investments in member bank stock, which are equity securities that do not have readily determinable fair values, are not within the scope of ASU 2016-01.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock” for information regarding Trustmark’s investment in member bank stock.  The amendments of ASU 2016-01, specifically amendments (iii) and (iv) described above, will require changes to Trustmark’s fair value related disclosures.  Trustmark has selected a third-party vendor to measure the fair value of the LHFI portfolio using the exit price notion as required by amendment (iv) above.  The adoption of ASU 2016-01 did not have a material impact on Trustmark’s consolidated financial statements.  Changes to Trustmark’s fair value related disclosures will be presented beginning with the Quarterly Report on Form 10-Q as of March 31, 2018.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  The amendments of ASU 2014-09 and all subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 606, became effective for Trustmark on January 1, 2018.  Trustmark elected to adopt these amendments using the modified retrospective method of application for only those contracts not completed as of the date of adoption.  Trustmark’s contracts with customers are primarily for a term of one year or less and substantially all of Trustmark’s contracts were completed as of January 1, 2018.  Management has determined that approximately 23% of the revenues earned by Trustmark are within the scope of ASU 2014-09, and, for most of the revenue streams within the scope of ASU 2014-09, the amendments do not change the timing or amount of revenue recognized.  The adoption of ASU 2014-09 did not have a material impact on Trustmark’s consolidated financial statements.  No cumulative adjustment was recorded as a result of the adoption of ASU 2014-09.  Disclosures required by the amendments of ASU 2014-09 will be presented beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

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

This merger was accounted for in accordance with FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date.  The fair values of the assets acquired and liabilities assumed are subject to adjustment if additional information relative to the closing date fair values becomes available through the measurement period, which is not to exceed one year from the merger date of April 7, 2017.

The statement of assets purchased and liabilities assumed in the Reliance merger is presented below at their estimated fair values as of the merger date of April 7, 2017 ($ in thousands):

Assets:
Cash and due from banks	$5,013
Federal funds sold and securities purchased under reverse repurchase agreements	6,900
Securities	54,843
Acquired loans	117,447
Premises and equipment, net	3,700
Identifiable intangible assets	1,850
Other real estate	475
Other assets	6,037
Total Assets	196,265

Liabilities:
Deposits	166,158
Other borrowings	17,469
Other liabilities	1,322
Total Liabilities	184,949

Net identified assets acquired at fair value	11,316
Goodwill	13,471
Total consideration paid	$24,787

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

Loans acquired from Reliance were evaluated under a fair value process.  Loans with evidence of deterioration in credit quality and for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments are referred to as acquired impaired loans and accounted for in accordance with FASB ASC Topic 310-30.  See Note 6 – Acquired Loans for additional information on acquired loans.

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

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2017 and 2016 were $100.8 million and $94.7 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2017 and 2016 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$45,508	$310	$(800)	$45,018	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	255	12	—	267	3,692	182	—	3,874
Obligations of states and political subdivisions	78,433	850	(54)	79,229	46,039	1,044	(59)	47,024
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	66,634	215	(1,103)	65,746	13,539	207	(73)	13,673
Issued by FNMA and FHLMC	824,872	827	(11,249)	814,450	133,975	210	(1,559)	132,626
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,028,176	1,808	(13,194)	1,016,790	678,926	1,209	(11,065)	669,070
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	218,252	426	(1,543)	217,135	180,315	1,102	(1,437)	179,980
Total	$2,262,130	$4,448	$(27,943)	$2,238,635	$1,056,486	$3,954	$(14,193)	$1,046,247

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$56,272	$416	$(925)	$55,763	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	257	19	—	276	3,647	355	—	4,002
Obligations of states and political subdivisions	113,541	1,945	(113)	115,373	46,303	1,476	(27)	47,752
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,222	340	(776)	42,786	15,478	280	(52)	15,706
Issued by FNMA and FHLMC	638,809	1,773	(9,498)	631,084	81,299	223	(1,084)	80,438
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,271,198	5,865	(9,112)	1,267,951	803,474	3,208	(6,519)	800,163
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	242,869	1,766	(1,186)	243,449	208,442	1,758	(1,215)	208,985
Total	$2,366,168	$12,124	$(21,610)	$2,356,682	$1,158,643	$7,300	$(8,897)	$1,157,046

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $19.5 million ($12.0 million, net of tax).

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment at December 31, 2017 and 2016 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$5,214	$(113)	$29,432	$(687)	$34,646	$(800)
Obligations of states and political subdivisions	19,345	(80)	3,874	(33)	23,219	(113)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	37,304	(351)	29,446	(825)	66,750	(1,176)
Issued by FNMA and FHLMC	506,410	(4,219)	369,060	(8,589)	875,470	(12,808)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	755,013	(7,668)	534,955	(16,591)	1,289,968	(24,259)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	230,898	(1,719)	55,288	(1,261)	286,186	(2,980)
Total	$1,554,184	$(14,150)	$1,022,055	$(27,986)	$2,576,239	$(42,136)

December 31, 2016
U.S. Government agency obligations
Issued by U.S. Government agencies	$9,420	$(142)	$33,248	$(783)	$42,668	$(925)
Obligations of states and political subdivisions	20,539	(135)	654	(5)	21,193	(140)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	43,615	(822)	222	(6)	43,837	(828)
Issued by FNMA and FHLMC	588,352	(10,582)	—	—	588,352	(10,582)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,127,501	(12,722)	76,196	(2,909)	1,203,697	(15,631)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	244,050	(2,311)	4,655	(90)	248,705	(2,401)
Total	$2,033,477	$(26,714)	$114,975	$(3,793)	$2,148,452	$(30,507)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2017. There were no other-than-temporary impairments for the years ended December 31, 2017, 2016 and 2015.

Security Gains and Losses

For the periods presented, gains and losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2017	2016	2015
Proceeds from calls and sales of securities	$27,682	$24,693	$—
Gross realized gains	16	32	—
Gross realized losses	(1)	(342)	—

Securities Pledged

Securities with a carrying value of $1.834 billion and $1.999 billion at December 31, 2017 and 2016, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both December 31, 2017 and 2016, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2017, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$31,376	$31,525	$155	$155
Due after one year through five years	57,372	58,343	40,594	41,450
Due after five years through ten years	3,866	3,845	8,982	9,293
Due after ten years	31,582	30,801	—	—
	124,196	124,514	49,731	50,898
Mortgage-backed securities	2,137,934	2,114,121	1,006,755	995,349
Total	$2,262,130	$2,238,635	$1,056,486	$1,046,247

Note 5 – LHFI and Allowance for Loan Losses, LHFI

At December 31, 2017 and 2016, LHFI consisted of the following ($ in thousands):

	December 31,
	2017	2016
Loans secured by real estate:
Construction, land development and other land	$987,624	$831,437
Secured by 1-4 family residential properties	1,675,311	1,660,043
Secured by nonfarm, nonresidential properties	2,193,823	2,034,176
Other real estate secured	517,956	318,148
Commercial and industrial loans	1,570,345	1,528,434
Consumer loans	171,918	170,562
State and other political subdivision loans	952,483	917,515
Other loans	500,507	390,898
LHFI (1)	8,569,967	7,851,213
Less allowance for loan losses, LHFI	76,733	71,265
Net LHFI	$8,493,234	$7,779,948
(1)	During the first quarter of 2017, Trustmark reclassified $36.7 million of acquired loans not accounted for under FASB ASC Topic 310-30 to LHFI due to the discount on these loans being fully amortized.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2017, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2017 and 2016, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $59.9 million and $47.1 million, respectively.  During 2017, $418.5 million of new loan advances were made, while repayments were $405.8 million.  In addition, increases in loans due to changes in executive officers and directors totaled $12 thousand.

Nonaccrual and Past Due LHFI

At December 31, 2017 and 2016, the carrying amounts of nonaccrual LHFI were $67.6 million and $49.2 million, respectively.  Included in these amounts were $23.2 million and $14.4 million, respectively, of nonaccrual LHFI classified as TDRs.  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2017.

The following table details nonaccrual LHFI by loan type at December 31, 2017 and 2016 ($ in thousands):

	December 31,
	2017	2016
Loans secured by real estate:
Construction, land development and other land	$2,105	$3,323
Secured by 1-4 family residential properties	19,022	20,329
Secured by nonfarm, nonresidential properties	12,608	8,482
Other real estate secured	212	402
Commercial and industrial loans	33,338	15,824
Consumer loans	135	300
State and other political subdivision loans	—	—
Other loans	155	574
Total nonaccrual LHFI	$67,575	$49,234

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at December 31, 2017 and 2016 ($ in thousands):

	December 31, 2017
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$391	$1	$—	$392	$2,105	$985,127	$987,624
Secured by 1-4 family residential properties	6,412	2,084	1,917	10,413	19,022	1,645,876	1,675,311
Secured by nonfarm, nonresidential properties	2,319	256	—	2,575	12,608	2,178,640	2,193,823
Other real estate secured	—	—	—	—	212	517,744	517,956
Commercial and industrial loans	759	1,233	12	2,004	33,338	1,535,003	1,570,345
Consumer loans	2,141	255	242	2,638	135	169,145	171,918
State and other political subdivision loans	350	39	—	389	—	952,094	952,483
Other loans	18	4	—	22	155	500,330	500,507
Total	$12,390	$3,872	$2,171	$18,433	$67,575	$8,483,959	$8,569,967
(1)	Past due 90 days or more but still accruing interest.

	December 31, 2016
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$248	$37	$54	$339	$3,323	$827,775	$831,437
Secured by 1-4 family residential properties	5,308	2,434	1,436	9,178	20,329	1,630,536	1,660,043
Secured by nonfarm, nonresidential properties	606	100	—	706	8,482	2,024,988	2,034,176
Other real estate secured	179	—	—	179	402	317,567	318,148
Commercial and industrial loans	571	213	—	784	15,824	1,511,826	1,528,434
Consumer loans	1,561	330	341	2,232	300	168,030	170,562
State and other political subdivision loans	1,035	—	—	1,035	—	916,480	917,515
Other loans	178	53	—	231	574	390,093	390,898
Total	$9,686	$3,167	$1,831	$14,684	$49,234	$7,787,295	$7,851,213
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

As of January 1, 2017, Trustmark modified its presentation of individually evaluated impaired LHFI in the accompanying notes to the consolidated financial statements to include all commercial nonaccrual relationships of $500 thousand or more, which are specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Topic 310-10-50-20.  Previously, Trustmark presented all nonaccrual LHFI and LHFI classified as TDRs as impaired loans.  Nonaccrual LHFI includes both individually evaluated impaired LHFI as well as smaller balance homogeneous loans that are collectively evaluated for impairment.  As a result of this change in presentation, these smaller balance homogenous nonaccrual LHFI are included within the LHFI collectively evaluated for impairment category.  All prior period information has been reclassified to conform to the current period presentation.

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

No material interest income was recognized in the accompanying consolidated statements of income on impaired LHFI for each of the years in the three-year period ended December 31, 2017.

At December 31, 2017 and 2016, the carrying amount of LHFI individually evaluated for impairment consisted of the following ($ in thousands):

	December 31, 2017
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$1,704	$1,206	$199	$1,405	$75	$1,923
Secured by 1-4 family residential properties	6,031	160	4,576	4,736	1,331	4,693
Secured by nonfarm, nonresidential properties	15,205	10,027	396	10,423	165	8,321
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	36,874	31,281	518	31,799	131	22,734
Consumer loans	17	—	17	17	—	9
State and other political subdivision loans	—	—	—	—	—	—
Other loans	556	—	556	556	41	325
Total	$60,387	$42,674	$6,262	$48,936	$1,743	$38,005

	December 31, 2016
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$5,691	$2,213	$228	$2,441	$103	$2,943
Secured by 1-4 family residential properties	6,134	221	4,428	4,649	960	4,639
Secured by nonfarm, nonresidential properties	8,562	5,784	435	6,219	221	6,703
Other real estate secured	—	—	—	—	—	500
Commercial and industrial loans	14,593	11,222	2,447	13,669	1,976	14,258
Consumer loans	2	—	2	2	—	2
State and other political subdivision loans	—	—	—	—	—	—
Other loans	95	—	95	95	—	95
Total	$35,077	$19,440	$7,635	$27,075	$3,260	$29,140

Troubled Debt Restructurings

At December 31, 2017, 2016 and 2015, LHFI classified as TDRs totaled $23.9 million, $14.5 million and $9.7 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $20.5 million, $9.8 million and $5.9 million, respectively.  The remaining TDRs at December 31, 2017, 2016 and 2015 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.

For TDRs, Trustmark had a related loan loss allowance of $458 thousand at December 31, 2017, $2.2 million at December 31, 2016 and $1.8 million at December 31, 2015.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $127 thousand, $1.0 million and $806 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017 and 2016, Trustmark held $366 thousand and $269 thousand, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  There were no consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings at December 31, 2017 compared to $101 thousand at December 31, 2016.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Year Ended December 31, 2017
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$341	$325
Secured by 1-4 family residential properties	22	1,478	1,487
Secured by nonfarm, nonresidential properties	1	426	426
Commercial and industrial loans	8	12,836	12,836
Other loans	1	556	556
Total	33	$15,637	$15,630

	Year Ended December 31, 2016
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$14	$14
Secured by 1-4 family residential properties	18	1,386	1,391
Secured by nonfarm, nonresidential properties	2	717	717
Commercial and industrial loans	5	10,043	9,982
Consumer loans	1	2	2
Total	27	$12,162	$12,106

	Year Ended December 31, 2015
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Secured by 1-4 family residential properties	13	$688	$688
Secured by nonfarm, nonresidential properties	5	3,613	3,613
Total	18	$4,301	$4,301

	Years Ended December 31,
	2017		2016		2015
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	4	$78	1	$—	5	$260
Commercial and industrial loans	3	9,526	2	2,154	—	—
Total	7	$9,604	3	$2,154	5	$260

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

The following tables detail LHFI classified as TDRs by loan type at December 31, 2017, 2016 and 2015 ($ in thousands):

	December 31, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$199	$199
Secured by 1-4 family residential properties	51	3,140	3,191
Secured by nonfarm, nonresidential properties	—	421	421
Commercial and industrial loans	53	19,434	19,487
Consumer loans	—	17	17
Other loans	556	—	556
Total TDRs	$660	$23,211	$23,871

	December 31, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$405	$405
Secured by 1-4 family residential properties	—	2,873	2,873
Secured by nonfarm, nonresidential properties	—	881	881
Commercial and industrial loans	53	10,266	10,319
Consumer loans	—	2	2
Total TDRs	$53	$14,427	$14,480

	December 31, 2015
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$869	$869
Secured by 1-4 family residential properties	1,426	2,424	3,850
Secured by nonfarm, nonresidential properties	809	3,662	4,471
Commercial and industrial loans	—	463	463
Total TDRs	$2,235	$7,418	$9,653

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

To enhance this process, relationships of $500 thousand or more that are rated in one of the criticized categories are routinely reviewed to establish an expectation of loss, if any, and if such examination indicates that the level of reserve is not adequate to cover the expectation of loss, a special reserve or impairment is generally applied.

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

Each loan officer assesses the appropriateness of the internal risk rating assigned to their credits on an ongoing basis.  Trustmark’s Asset Review area conducts independent credit quality reviews of the majority of Trustmark’s commercial loan portfolio both on the underlying credit quality of each individual loan portfolio as well as the adherence to Trustmark’s loan policy and the loan administration process.  In general, Asset Review conducts reviews of each lending area within a six to eighteen month window depending on the overall credit quality results of the individual area.

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

In addition, a semi-annual review of significant development, commercial construction, multi-family and non-owner occupied projects is performed.  This review assesses each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information as applicable.  Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit Officer with a determination made as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present LHFI by loan type and credit quality indicator at December 31, 2017 and 2016 ($ in thousands):

	December 31, 2017
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$922,563	$316	$3,780	$222	$926,881
Secured by 1-4 family residential properties	127,405	134	4,948	76	132,563
Secured by nonfarm, nonresidential properties	2,135,749	6,684	50,785	527	2,193,745
Other real estate secured	517,036	—	517	—	517,553
Commercial and industrial loans	1,437,590	28,780	103,089	886	1,570,345
Consumer loans	—	—	—	—	—
State and other political subdivision loans	936,420	5,850	10,213	—	952,483
Other loans	478,083	—	16,390	108	494,581
Total	$6,554,846	$41,764	$189,722	$1,819	$6,788,151

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,240	$342	$—	$161	$60,743	$987,624
Secured by 1-4 family residential properties	1,516,691	7,874	1,809	16,374	1,542,748	1,675,311
Secured by nonfarm, nonresidential properties	78	—	—	—	78	2,193,823
Other real estate secured	403	—	—	—	403	517,956
Commercial and industrial loans	—	—	—	—	—	1,570,345
Consumer loans	169,146	2,396	242	134	171,918	171,918
State and other political subdivision loans	—	—	—	—	—	952,483
Other loans	5,926	—	—	—	5,926	500,507
Total	$1,752,484	$10,612	$2,051	$16,669	$1,781,816	$8,569,967

	December 31, 2016
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$752,318	$9,567	$8,086	$465	$770,436
Secured by 1-4 family residential properties	124,615	170	6,162	129	131,076
Secured by nonfarm, nonresidential properties	1,989,554	4,394	38,913	584	2,033,445
Other real estate secured	315,829	762	890	—	317,481
Commercial and industrial loans	1,386,155	7,095	134,199	985	1,528,434
Consumer loans	—	—	—	—	—
State and other political subdivision loans	899,935	6,450	11,130	—	917,515
Other loans	382,890	—	2,685	350	385,925
Total	$5,851,296	$28,438	$202,065	$2,513	$6,084,312

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,701	$188	$54	$58	$61,001	$831,437
Secured by 1-4 family residential properties	1,503,096	7,377	1,436	17,058	1,528,967	1,660,043
Secured by nonfarm, nonresidential properties	731	—	—	—	731	2,034,176
Other real estate secured	667	—	—	—	667	318,148
Commercial and industrial loans	—	—	—	—	—	1,528,434
Consumer loans	168,031	1,891	341	299	170,562	170,562
State and other political subdivision loans	—	—	—	—	—	917,515
Other loans	4,940	33	—	—	4,973	390,898
Total	$1,738,166	$9,489	$1,831	$17,415	$1,766,901	$7,851,213

Past Due LHFS

LHFS past due 90 days or more totaled $35.5 million and $28.3 million at December 31, 2017 and 2016, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2017 or 2016.

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

Trustmark made no revisions to the allowance for loan loss methodology for commercial LHFI during 2017 or 2016.

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

Trustmark made no revisions to the allowance for loan loss methodology for consumer LHFI during 2017 or 2016.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at December 31, 2017 and 2016 ($ in thousands):

	December 31, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$75	$7,790	$7,865
Secured by 1-4 family residential properties	1,331	9,543	10,874
Secured by nonfarm, nonresidential properties	165	23,263	23,428
Other real estate secured	—	2,790	2,790
Commercial and industrial loans	131	22,720	22,851
Consumer loans	—	3,470	3,470
State and other political subdivision loans	—	789	789
Other loans	41	4,625	4,666
Total allowance for loan losses, LHFI	$1,743	$74,990	$76,733

	December 31, 2016
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$103	$8,982	$9,085
Secured by 1-4 family residential properties	960	9,387	10,347
Secured by nonfarm, nonresidential properties	221	20,746	20,967
Other real estate secured	—	2,263	2,263
Commercial and industrial loans	1,976	20,035	22,011
Consumer loans	—	3,241	3,241
State and other political subdivision loans	—	859	859
Other loans	—	2,492	2,492
Total allowance for loan losses, LHFI	$3,260	$68,005	$71,265

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at December 31, 2017 and 2016 ($ in thousands):

	December 31, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,405	$986,219	$987,624
Secured by 1-4 family residential properties	4,736	1,670,575	1,675,311
Secured by nonfarm, nonresidential properties	10,423	2,183,400	2,193,823
Other real estate secured	—	517,956	517,956
Commercial and industrial loans	31,799	1,538,546	1,570,345
Consumer loans	17	171,901	171,918
State and other political subdivision loans	—	952,483	952,483
Other loans	556	499,951	500,507
Total	$48,936	$8,521,031	$8,569,967

	December 31, 2016
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$2,441	$828,996	$831,437
Secured by 1-4 family residential properties	4,649	1,655,394	1,660,043
Secured by nonfarm, nonresidential properties	6,219	2,027,957	2,034,176
Other real estate secured	—	318,148	318,148
Commercial and industrial loans	13,669	1,514,765	1,528,434
Consumer loans	2	170,560	170,562
State and other political subdivision loans	—	917,515	917,515
Other loans	95	390,803	390,898
Total	$27,075	$7,824,138	$7,851,213

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$71,265	$67,619	$69,616
Loans charged-off	(21,147)	(18,930)	(22,469)
Recoveries	11,521	11,619	12,097
Net (charge-offs) recoveries	(9,626)	(7,311)	(10,372)
Provision for loan losses, LHFI	15,094	10,957	8,375
Balance at end of period	$76,733	$71,265	$67,619

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the years ended December 31, 2017 and 2016, respectively ($ in thousands):

	2017
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$9,085	$(79)	$1,428	$(2,569)	$7,865
Secured by 1-4 family residential properties	10,347	(950)	1,833	(356)	10,874
Secured by nonfarm, nonresidential properties	20,967	(4,231)	396	6,296	23,428
Other real estate secured	2,263	(5)	69	463	2,790
Commercial and industrial loans	22,011	(8,286)	2,578	6,548	22,851
Consumer loans	3,241	(2,546)	1,938	837	3,470
State and other political subdivision loans	859	—	—	(70)	789
Other loans	2,492	(5,050)	3,279	3,945	4,666
Total allowance for loan losses, LHFI	$71,265	$(21,147)	$11,521	$15,094	$76,733

	2016
	Balance			Provision for	Balance
	January 1,	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$11,587	$(311)	$1,380	$(3,571)	$9,085
Secured by 1-4 family residential properties	10,678	(1,319)	1,122	(134)	10,347
Secured by nonfarm, nonresidential properties	21,563	(3,067)	976	1,495	20,967
Other real estate secured	2,467	(27)	7	(184)	2,263
Commercial and industrial loans	15,815	(6,602)	732	12,066	22,011
Consumer loans	2,879	(1,864)	4,007	(1,781)	3,241
State and other political subdivision loans	809	—	—	50	859
Other loans	1,821	(5,740)	3,395	3,016	2,492
Total allowance for loan losses, LHFI	$67,619	$(18,930)	$11,619	$10,957	$71,265

Note 6 – Acquired Loans

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

At December 31, 2017 and 2016, acquired loans consisted of the following ($ in thousands):

	December 31,
	2017	2016
Loans secured by real estate:
Construction, land development and other land	$23,586	$20,850
Secured by 1-4 family residential properties	61,751	69,540
Secured by nonfarm, nonresidential properties	114,694	103,820
Other real estate secured	16,746	19,010
Commercial and industrial loans	31,506	36,896
Consumer loans	2,600	3,365
Other loans	10,634	18,766
Acquired loans	261,517	272,247
Less allowance for loan losses, acquired loans	4,079	11,397
Net acquired loans	$257,438	$260,850

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired	Acquired
	Impaired	Not ASC 310-30 (1)
Carrying value, net at January 1, 2016	$310,762	$67,657
Accretion to interest income	18,405	40
Payments received, net	(111,522)	(24,953)
Other (2)	(134)	—
Change in allowance for loan losses, acquired loans	596	(1)
Carrying value, net at December 31, 2016	218,107	42,743
Transfers (3)	—	(36,719)
Additions (4)	7,899	109,548
Accretion to interest income	14,924	1,578
Payments received, net	(68,317)	(39,208)
Other (2)	(361)	(74)
Change in allowance for loan losses, acquired loans	7,318	—
Carrying value, net at December 31, 2017	$179,570	$77,868

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(3)	“Acquired Not ASC 310-20” loans transferred to LHFI due to the discount on these loans being fully amortized.
(4)	Loans acquired in the Reliance merger on April 7, 2017.

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

	Years Ended December 31,
	2017	2016	2015
Accretable yield at beginning of period	$(38,918)	$(52,672)	$(77,149)
Additions due to acquisition (1)	(784)	—	—
Accretion to interest income	14,924	18,405	30,501
Disposals	2,868	6,488	10,013
Reclassification from nonaccretable difference (2)	(9,516)	(11,139)	(16,037)
Accretable yield at end of period	$(31,426)	$(38,918)	$(52,672)

(1)	Accretable yield on loans acquired from Reliance on April 7, 2017.
(2)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired impaired loans for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$11,397	$11,992	$12,059
Provision for loan losses, acquired loans	(7,395)	3,757	3,425
Loans charged-off	—	(6,616)	(7,200)
Recoveries	77	2,264	3,708
Net (charge-offs) recoveries	77	(4,352)	(3,492)
Balance at end of period	$4,079	$11,397	$11,992

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

The tables below present the acquired loans by loan type and credit quality indicator at December 31, 2017 and 2016 ($ in thousands):

	December 31, 2017
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$17,150	$234	$4,690	$264	$22,338
Secured by 1-4 family residential properties	14,021	298	3,029	—	17,348
Secured by nonfarm, nonresidential properties	95,147	1,400	17,583	530	114,660
Other real estate secured	12,730	102	3,031	477	16,340
Commercial and industrial loans	22,157	15	7,585	1,749	31,506
Consumer loans	—	—	—	—	—
Other loans	5,874	18	4,742	—	10,634
Total acquired loans	$167,079	$2,067	$40,660	$3,020	$212,826

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (1)	Subtotal	Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,188	$46	$14	$—	$1,248	$23,586
Secured by 1-4 family residential properties	42,008	1,687	584	124	44,403	61,751
Secured by nonfarm, nonresidential properties	34	—	—	—	34	114,694
Other real estate secured	406	—	—	—	406	16,746
Commercial and industrial loans	—	—	—	—	—	31,506
Consumer loans	2,428	172	—	—	2,600	2,600
Other loans	—	—	—	—	—	10,634
Total acquired loans	$46,064	$1,905	$598	$124	$48,691	$261,517

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$12,148	$99	$6,469	$322	$19,038
Secured by 1-4 family residential properties	14,552	61	4,066	69	18,748
Secured by nonfarm, nonresidential properties	83,271	435	19,553	511	103,770
Other real estate secured	15,344	—	2,673	565	18,582
Commercial and industrial loans	22,024	18	13,494	1,354	36,890
Consumer loans	—	—	—	—	—
Other loans	12,954	—	5,649	161	18,764
Total acquired loans	$160,293	$613	$51,904	$2,982	$215,792

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (1)	Subtotal	Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,801	$—	$11	$—	$1,812	$20,850
Secured by 1-4 family residential properties	48,695	1,364	709	24	50,792	69,540
Secured by nonfarm, nonresidential properties	50	—	—	—	50	103,820
Other real estate secured	428	—	—	—	428	19,010
Commercial and industrial loans	6	—	—	—	6	36,896
Consumer loans	3,250	51	64	—	3,365	3,365
Other loans	2	—	—	—	2	18,766
Total acquired loans	$54,232	$1,415	$784	$24	$56,455	$272,247

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At December 31, 2017 and 2016, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At December 31, 2017, approximately $304 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $631 thousand of acquired loans at December 31, 2016.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at December 31, 2017 and 2016 ($ in thousands):

	December 31, 2017
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$34	$90	$861	$985	$—	$22,601	$23,586
Secured by 1-4 family residential properties	1,691	614	654	2,959	302	58,490	61,751
Secured by nonfarm, nonresidential properties	467	73	898	1,438	—	113,256	114,694
Other real estate secured	132	—	—	132	—	16,614	16,746
Commercial and industrial loans	—	—	—	—	2	31,504	31,506
Consumer loans	16	156	—	172	—	2,428	2,600
Other loans	—	—	21	21	—	10,613	10,634
Total acquired loans	$2,340	$933	$2,434	$5,707	$304	$255,506	$261,517

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2016
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$321	$100	$821	$1,242	$—	$19,608	$20,850
Secured by 1-4 family residential properties	1,495	412	1,057	2,964	41	66,535	69,540
Secured by nonfarm, nonresidential properties	1,658	38	343	2,039	328	101,453	103,820
Other real estate secured	769	—	1,445	2,214	—	16,796	19,010
Commercial and industrial loans	60	39	—	99	262	36,535	36,896
Consumer loans	51	—	64	115	—	3,250	3,365
Other loans	—	—	—	—	—	18,766	18,766
Total acquired loans	$4,354	$589	$3,730	$8,673	$631	$262,943	$272,247

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 7 – Premises and Equipment, Net

At December 31, 2017 and 2016, premises and equipment consisted of the following ($ in thousands):

	December 31,
	2017	2016
Land	$52,335	$51,097
Buildings and leasehold improvements	197,372	195,296
Furniture and equipment	166,071	172,170
Total cost of premises and equipment	415,778	418,563
Less accumulated depreciation and amortization	237,425	239,319
Premises and equipment, net	178,353	179,244
Assets held for sale	986	5,743
Total premises and equipment, net	$179,339	$184,987

Assets held for sale consisted of three closed branches at December 31, 2017 compared to five closed branches and two parcels of land previously purchased for expansion at December 31, 2016.  These properties were transferred from land and premises to assets held for sale due to Trustmark’s intent to sell these properties over the next twelve months as a result of its strategic branch initiatives.  As a result, property valuation adjustments of $338 thousand and $750 thousand were recognized and included in other expense for 2017 and 2016, respectively, with no property valuation adjustments recognized in 2015.

Depreciation and amortization of premises and equipment totaled $14.3 million in 2017, $13.2 million in 2016 and $14.0 million in 2015.

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016
Balance at beginning of period	$80,239	$74,007
Origination of servicing assets	15,860	16,745
Change in fair value:
Due to market changes	(1,050)	(407)
Due to runoff	(10,780)	(10,106)
Balance at end of period	$84,269	$80,239

In the determination of the fair value of the MSR at the date of securitization, certain key economic assumptions are made.  For instance, Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2017, the fair value of the MSR included an assumed average prepayment speed of 9.14 CPR and an average discount rate of 10.28% compared to an assumed average prepayment speed of 7.94 CPR and an average discount rate of 10.32% at December 31, 2016.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2017, 2016 and 2015, Trustmark sold $1.179 billion, $1.384 billion and $1.246 billion, respectively, of residential mortgage loans.  Pretax gains on these sales totaled $18.9 million in 2017, $20.5 million in 2016 and $18.0 million in 2015.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans, which totaled $21.4 million in 2017, $20.4 million in 2016 and $19.3 million in 2015.  The pretax gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.  The table below details the mortgage loans sold and serviced for others at December 31, 2017 and 2016 ($ in thousands):

	December 31,
	2017	2016
Federal National Mortgage Association	$4,128,614	$3,992,349
Government National Mortgage Association	2,421,456	2,291,398
Federal Home Loan Mortgage Corporation	47,071	55,006
Other	26,864	32,589
Total mortgage loans sold and serviced for others	$6,624,005	$6,371,342

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses were included in other expense.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$1,130	$1,685	$1,170
Provision for putback expenses	(836)	420	315
Other (1)	706	(975)	200
Balance at end of period	$1,000	$1,130	$1,685
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2017 and 2016 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2016	$321,132	$45,024	$366,156
Adjustment during 2016	—	—	—
Balance as of December 31, 2016	321,132	45,024	366,156
Goodwill from Reliance merger during 2017	13,471	—	13,471
Balance as of December 31, 2017	$334,603	$45,024	$379,627

Trustmark’s General Banking Division delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  During 2017, Trustmark recorded $13.5 million as goodwill from its merger with Reliance.

The Insurance Division includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  Trustmark performed goodwill impairment tests for the General Banking and Insurance Divisions during 2017, 2016 and 2015.  Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance Divisions substantially exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2017 and 2016, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$73,494	$14,180	$85,824	$67,843	$17,981
Insurance intangibles	13,824	12,026	1,798	13,824	11,615	2,209
Banking charters	1,325	943	382	1,325	877	448
Borrower relationship intangible	690	690	—	690	648	42
Total	$103,513	$87,153	$16,360	$101,663	$80,983	$20,680

Trustmark recorded $6.2 million of amortization of identifiable intangible assets in 2017, $6.9 million in 2016 and $7.8 million in 2015.  Trustmark estimates that amortization expense for identifiable intangible assets will be $5.2 million in 2018, $4.0 million in 2019, $2.7 million in 2020, $1.9 million in 2021 and $1.1 million in 2022.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2017, 2016 or 2015.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets as of December 31, 2017 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$14,180	5.2
Insurance intangibles	1,798	15.3
Banking charters	382	5.7
Total	$16,360	6.3

Note 10 – Other Real Estate

At December 31, 2017, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2017	2016 (1)	2015 (1)
Balance at beginning of period	$62,051	$78,828	$98,569
Additions (2)	9,235	24,525	32,782
Disposals	(24,762)	(36,801)	(48,352)
Write-downs	(3,296)	(4,501)	(4,171)
Balance at end of period	$43,228	$62,051	$78,828

Gain, net on the sale of other real estate included in other real estate expense	$2,087	$7,031	$4,041

(1)	The changes and gains, net on other real estate for the years ended December 31, 2016 and 2015 include covered other real estate.
(2)	For the year ended December 31, 2017, additions to other real estate included $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

At December 31, 2017 and 2016, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2017	2016
Construction, land development and other land properties	$27,491	$36,871
1-4 family residential properties	5,081	7,926
Nonfarm, nonresidential properties	10,468	16,817
Other real estate properties	188	437
Total other real estate	$43,228	$62,051

At December 31, 2017 and 2016, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2017	2016
Alabama	$11,714	$15,989
Florida	13,937	22,582
Mississippi (1)	14,260	15,646
Tennessee (2)	2,535	6,183
Texas	782	1,651
Total other real estate	$43,228	$62,051

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 11 – Deposits

At December 31, 2017 and 2016, deposits consisted of the following ($ in thousands):

	December 31,
	2017	2016
Noninterest-bearing demand	$2,978,074	$2,973,238
Interest-bearing demand	2,432,814	1,875,312
Savings	3,408,183	3,586,369
Time	1,758,441	1,621,093
Total	$10,577,512	$10,056,012

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest-bearing demand	$6,820	$3,297	$3,235
Savings	6,047	2,657	2,547
Time	9,850	6,794	6,816
Total	$22,717	$12,748	$12,598

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $342.3 million and $229.9 million at December 31, 2017 and 2016, respectively.  The maturities of time deposits of $100 thousand or more at December 31, 2017 and 2016 are as follows ($ in thousands):

	December 31,
	2017	2016
3 months or less	$203,679	$150,991
Over 3 months through 6 months	183,679	147,089
Over 6 months through 12 months	276,944	204,944
Over 12 months	179,237	179,469
Total	$843,539	$682,493

The maturities of interest-bearing deposits at December 31, 2017, are as follows ($ in thousands):

2018	$1,356,448
2019	268,989
2020	73,745
2021	23,191
2022 and thereafter	36,068
Total time deposits	1,758,441
Interest-bearing deposits with no stated maturity	5,840,997
Total interest-bearing deposits	$7,599,438

Note 12 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements are secured by securities with a carrying amount of $200.9 million and $284.4 million at December 31, 2017 and 2016, respectively.  As of December 31, 2017, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2017 and 2016 ($ in thousands):

	December 31,
	2017	2016
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$68,246	$75,795
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	50,448	51,212
Total securities sold under repurchase agreements	$118,694	$127,007

Short-Term Borrowings

At December 31, 2017 and 2016, short-term borrowings consisted of the following ($ in thousands):

	December 31,
	2017	2016
FHLB advances	$900,013	$700,008
Serviced GNMA loans eligible for repurchase	48,211	43,925
Other	22,825	25,845
Total short-term borrowings	$971,049	$769,778

At December 31, 2017, Trustmark had four outstanding short-term FHLB advances totaling $900.0 million with the FHLB of Dallas.  Two of these outstanding advances with the FHLB of Dallas had fixed interest rates 1.44% and 1.48% and balances of $250.0 million and $150.0 million, respectively.  At December 31, 2017, these two fixed rate advances had a weighted-average remaining maturity of 58 days with a weighted-average cost of 1.45% during 2017.  At December 31, 2017, Trustmark had two outstanding short-term FHLB advances with a balance of $250.0 million each with the FHLB of Dallas that reprice on a monthly basis and are set to mature on May 25, 2018 and October 19, 2018.  These advances have a weighted-average remaining maturity of 219 days and had a weighted-average cost of 1.20% during 2017.  Trustmark had three outstanding short-term FHLB advances totaling $700.0 million with the FHLB of Dallas at December 31, 2016.  Two of these outstanding advances with the FHLB of Dallas had fixed interest rates of 0.55% and 0.80% and balances of $100.0 million each.  At December 31, 2016, these two fixed rate advances had a weighted-average remaining maturity of seven days with a weighted-average cost of 0.68% during 2016.  At December 31, 2016, Trustmark had one outstanding short-term FHLB advance with a balance of $500.0 million with the FHLB of Dallas that repriced on a monthly basis and matured on December 20, 2017.

At December 31, 2017 and 2016, Trustmark had $1.771 billion and $1.511 billion, respectively, available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At both December 31, 2017 and 2016, Trustmark had one outstanding short-term FHLB advance with the FHLB of Atlanta, which was assumed through the BancTrust merger.  The short-term FHLB advance outstanding at December 31, 2017 had a balance of $13 thousand with a fixed interest rate of 6.12% and a remaining maturity of 72 days.  The short-term FHLB advance outstanding at December 31, 2016 had a balance of $8 thousand with a fixed interest rate of 6.50% and a remaining maturity of 310 days. Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Interest expense on short-term FHLB advances totaled $11.4 million in 2017, $1.8 million in 2016 and $727 thousand in 2015.

Long-Term FHLB Advances

At December 31, 2017, Trustmark had no outstanding long-term FHLB advances with the FHLB of Dallas.  At December 31, 2016, Trustmark had one outstanding long-term FHLB advance with the FHLB of Dallas totaling $250.0 million.  The long-term FHLB advance outstanding at December 31, 2016 repriced on a monthly basis and is set to mature on May 25, 2018.  At December 31, 2016, this advance had a remaining maturity of 1.4 years and had an average cost of 0.24% during 2016.

At December 31, 2017, Trustmark had two outstanding long-term FHLB advances totaling $946 thousand with the FHLB of Atlanta, compared to three outstanding long-term FHLB advances totaling $1.0 million with the FHLB of Atlanta at December 31, 2016.  All of these advances were assumed through the BancTrust merger.  The advances outstanding had fixed interest rates of 0.08% and 0.75% with outstanding balances of $171 thousand to $775 thousand at December 31, 2017.  At December 31, 2017, these advances had a weighted-average remaining maturity of 4.44 years with a weighted-average cost of 0.63% during 2017.  At December 31, 2016, the three outstanding long-term FHLB advances with the FHLB of Atlanta had interest rates ranging from 0.08% to 6.12% with outstanding balances ranging from $38 thousand to $800 thousand.  At December 31, 2016, the outstanding long-term advances had a weighted-average remaining maturity of 5.32 years with a weighted-average cost of 0.82% during 2016.  There was no fair market value adjustment associated with the BancTrust merger included in the long-term FHLB advances at December 31, 2017, compared to a fair mark value adjustment of $1 thousand at December 31, 2016.  Trustmark’s long-term FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

Trustmark incurred $566 thousand of interest expense on long-term FHLB advances in 2017, compared to $2.1 million of interest expense in 2016 and $49 thousand of interest expense in 2015.

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

At December 31, 2017 and 2016, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2017 and 2016, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2017, net income for the Trust equaled $55 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $45 thousand during 2016 and $38 thousand during 2015.  Dividends issued to Trustmark by the Trust during 2017 totaled $55 thousand, compared to $45 thousand during 2016 and $38 thousand during 2015.

Note 13 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
Current	2017	2016	2015
Federal	$16,959	$10,355	$18,448
State	5,687	2,698	2,166
Deferred
Federal	7,280	15,647	12,865
State	1,820	2,353	1,935
Income tax provision excluding deferred tax asset
revaluation and reversal of valuation allowance	31,746	31,053	35,414

Deferred tax expense (benefit) - re-measurement of deferred tax assets	25,619	—	—
Deferred tax expense (benefit) - reversal of valuation allowance	(8,650)	—	—
Income tax provision	$48,715	$31,053	$35,414

Trustmark maintained a valuation allowance for deferred tax assets of $8.7 million at December 31, 2016 that was related to unrealized built-in losses from a prior acquisition.  Trustmark has determined that based on the weight of the available evidence that it is more likely than not that all deferred tax assets will be realized as of December 31, 2017.  Therefore, the valuation allowance was reversed as of December 31, 2017, resulting in a decrease of $8.7 million to income tax expense for the year.

The re-measurement of the deferred tax assets and liabilities during 2017 resulted from the enactment of the Tax Reform Act, which was signed into law on December 22, 2017.  Under the Tax Reform Act, corporate statutory income tax rates were reduced from 35.0% to 21.0% effective January 1, 2018.  Trustmark re-measured its deferred tax assets and liabilities to reflect the future realization of these assets and liabilities at the lower tax rate.  This re-measurement resulted in an increase to tax expense and a decrease to the net deferred tax asset of $25.6 million for the year ended December 31, 2017.

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Income tax computed at statutory tax rate	$54,021	$48,812	$53,008
Tax exempt interest	(7,611)	(6,780)	(5,908)
Nondeductible interest expense	407	201	119
State income taxes, net	3,697	1,754	1,408
Income tax credits, net	(15,793)	(16,183)	(15,283)
Death benefit gains	(3,268)	—	—
Reversal of valuation allowance	(8,650)	—	—
Re-measurement of deferred tax assets	25,619	—	—
Other	293	3,249	2,070
Income tax provision	$48,715	$31,053	$35,414

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2017 and 2016, which are included in other assets ($ in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Loan purchase accounting	$3,638	$9,341
Other real estate	13,403	25,750
Allowance for loan losses	20,203	31,618
Deferred compensation	15,184	21,893
Realized built-in losses	12,932	18,699
Securities	4,869	9,256
Pension and other postretirement benefit plans	5,453	15,545
Interest on nonaccrual loans	774	2,093
Unrealized losses on securities available for sale	5,874	3,629
Stock-based compensation	2,067	3,031
Federal carryovers	4,569	—
Other	8,964	13,731
Gross deferred tax asset	97,930	154,586
Valuation allowance	—	(8,650)
Deferred tax asset net of valuation allowance	97,930	145,936

Deferred tax liabilities:
Goodwill and other identifiable intangibles	16,729	25,666
Premises and equipment	11,877	19,391
Mortgage servicing rights	9,964	12,159
Securities	1,345	1,697
Leases	—	60
Other	5,040	6,891
Gross deferred tax liability	44,955	65,864
Net deferred tax asset	$52,975	$80,072

Trustmark has completed its accounting for the effects of the Tax Reform Act on its deferred tax assets and liabilities.  In the course of normal operations, Trustmark is required to make reasonable estimates for certain tax items which could not be fully determined at year-end, but will be finalized when its tax return is filed in October 2018.  However, Trustmark does not believe that any adjustments resulting from the finalization of the tax return will have a material impact on its financial statements.

The following table provides a summary of the changes during the 2017 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2017	$1,734
Increases due to tax positions taken during the current year	303
Decreases due to tax positions taken during a prior year	(853)
Decreases due to the lapse of applicable statute of limitations during the current year	(79)
Decreases due to settlements with taxing authorities during the current year	—
Balance at December 31, 2017	$1,105

Accrued interest, net of federal benefit, at December 31, 2017	$217

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2017	$883

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2011 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 14 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark Capital Accumulation Plan

Trustmark maintained a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Capital Accumulation Plan (the “Plan”) in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  Benefit accruals under the Plan were frozen in 2009, with the exception of benefit accruals for certain employees of acquired financial institutions covered through plans that were subsequently merged into the Plan.  Other than certain employees of acquired financial institutions, associates have not earned additional benefits, except for interest as required by law, since the Plan was frozen.  Current and former associates who participated in the Plan retained their right to receive benefits that accrued before the Plan was frozen.  As previously reported, on July 26, 2016 the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.  As a result of the termination of the Plan, each participant became fully vested in their accrued benefits under the Plan.

During the second quarter of 2017, Trustmark fully funded the Plan on a termination basis by contributing additional assets in the amount of $17.6 million in accordance with Internal Revenue Service (IRS) and Pension Benefit Guaranty Corporation requirements.  Participants in the Plan elected to receive either a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier.  Final distributions were made to participants from plan assets and a one-time pension settlement expense was recognized totaling $17.6 million.

Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions

To satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions and subsequently merged into the Plan (collectively, the “Continuing Associates”), on July 26, 2016, the Board of Directors of Trustmark also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the “Continuing Plan”), effective as of December 30, 2016, immediately prior to the termination of the Plan.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s tax-qualified defined benefit pension plans (the Continuing Plan and the Plan) for the periods presented ($ in thousands):

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$75,900	$91,403
Service cost	253	428
Interest cost	1,461	3,355
Actuarial loss (gain)	391	(893)
Benefits paid for the Plan	(68,583)	(18,393)
Settlement loss	680	—
Benefit obligation, end of year	$10,102	$75,900

Change in plan assets:
Fair value of plan assets, beginning of year	$54,734	$74,137
Actual return on plan assets	481	(1,079)
Employer contributions	17,964	69
Benefit payments for the Plan	(68,583)	(18,393)
Fair value of plan assets, end of year	$4,596	$54,734

Funded status at end of year - net liability	$(5,506)	$(21,166)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$3,187	$21,355

	Years Ended December 31,
	2017	2016	2015
Net periodic benefit cost:
Service cost	$253	$428	$513
Interest cost	1,461	3,355	3,461
Expected return on plan assets	(317)	(2,897)	(5,187)
Recognized net loss due to defined benefit plan termination	17,662	—	—
Recognized net loss due to lump sum settlements	—	3,906	2,221
Recognized net actuarial loss	1,414	2,749	3,878
Net periodic benefit cost	$20,473	$7,541	$4,886

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$(18,168)	$(3,572)	$(3,173)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,305	$3,969	$1,713

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.32%	3.71%	3.86%
Discount rate for net periodic benefit cost	3.71%	3.86%	3.57%
Expected long-term return on plan assets	5.00%	4.25%	7.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2017 and 2016, and for the Plan at December 31, 2016.  No assets remained in the Plan at December 31, 2017.

	December 31,
	2017	2016
Money market fund	6.0%	13.0%
U.S. Treasuries	—	87.0%
Exchange traded funds:
Equity securities	48.0%	—
Fixed income	32.0%	—
International	14.0%	—
Total	100.0%	100.0%

The strategic objective of the investments of the assets in the Continuing Plan aims to provide long-term capital growth with moderate income. The allocation is managed on a total return basis with the average participant age in mind.  It is constructed with an intermediate investment time frame with a moderate to high risk tolerance or a long-term investment time frame with a low to moderate risk tolerance. The plan allocation is typically balanced between equity and fixed income. The equity exposure has the potential to earn a return greater than inflation while the fixed income exposure may reduce the risk and volatility of the portfolio to which the equity allocation contributes.

The strategic objective of the investments of the assets in the Plan was changed significantly after the decision to terminate the Plan.  The Plan was no longer managed on a total return basis.  The Plan was managed with as little market value fluctuation as possible.  Given the known fixed actuarial discount rate used until termination to match liabilities, the asset allocation of the Plan was changed to reflect a very conservative posture.  Money market and individual U.S. Treasury securities were used solely to maintain a stable market value and achieve a small level of interest income.  The Treasury securities matured at or before the projected distribution date.  Similarly, a money market allocation was maintained for liquidity purposes due to monthly reoccurring distributions and lump sum distributions until final termination.

Fair Value Measurements

At this time, Trustmark presents no fair values that are derived through internal modeling.  Should positions requiring fair valuation arise that are not relevant to existing methodologies, Trustmark will make every reasonable effort to obtain market participant assumptions, or independent evaluation.

The following table sets forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2017 and 2016 and the Plan’s assets at December 31, 2016 ($ in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market fund	$269	$269	$—	$—
Exchange traded funds:
Equity securities	2,199	2,199	—	—
Fixed income	1,462	1,462	—	—
International	666	666	—	—
Total assets at fair value	$4,596	$4,596	$—	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market fund	$6,859	$6,859	$—	$—
U.S. Treasuries	47,875	47,875	—	—
Total assets at fair value	$54,734	$54,734	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2017.  The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2017, Trustmark’s minimum required contribution to the Continuing Plan was $113 thousand.  During 2017, Trustmark contributed $200 thousand to the Continuing Plan for the plan year ending December 31, 2017.  For the plan year ending December 31, 2018, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $175 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2018 to determine any additional funding requirements by the plan’s measurement date.

For the plan year ending December 31, 2016, Trustmark’s minimum required contribution to the Plan was zero.  Since the Plan was terminated, there were no additional contributions required other than amounts necessary to facilitate the Plan termination.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2018	$196
2019	282
2020	333
2021	394
2022	453
2023 - 2027	2,961

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2018 include a net loss of $571 thousand.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans ($ in thousands):

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$58,495	$57,766
Service cost	141	295
Interest cost	2,103	2,223
Actuarial loss	642	1,537
Benefits paid	(3,451)	(3,326)
Benefit obligation, end of year	$57,930	$58,495
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,451	3,326
Benefit payments	(3,451)	(3,326)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(57,930)	$(58,495)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$17,514	$17,739
Prior service cost	1,109	1,359
Amounts recognized	$18,623	$19,098

	Years Ended December 31,
	2017	2016	2015
Net periodic benefit cost:
Service cost	$141	$295	$431
Interest cost	2,103	2,223	2,082
Amortization of prior service cost	250	250	250
Recognized net actuarial loss	866	864	992
Net periodic benefit cost	$3,360	$3,632	$3,755

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$(224)	$(810)	$(2,694)
Amortization of prior service cost	(250)	(250)	(250)
Total recognized in other comprehensive income (loss)	$(474)	$(1,060)	$(2,944)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,886	$2,572	$811

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.32%	3.71%	3.86%
Discount rate for net periodic benefit cost	3.71%	3.86%	3.57%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2018	$3,475
2019	3,591
2020	4,047
2021	4,105
2022	4,262
2023 - 2027	19,230

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2018 include a loss of $884 thousand and prior service cost of $250 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation.  Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment.  Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions.  Trustmark’s contributions to this plan were $7.5 million in 2017, $7.2 million in 2016 and $7.0 million in 2015.

Note 15 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan).  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2017, the maximum number of shares of Trustmark’s common stock available for issuance under the Plan was 1,110,739 shares.

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

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	237,136	$26.27	212,309	$24.14	181,195	$24.98
Granted	58,406	33.31	99,116	20.18	84,899	22.71
Released from restriction	(67,279)	34.78	(40,888)	32.84	(47,360)	24.97
Forfeited	(14,747)	28.42	(33,401)	30.01	(6,425)	24.97
Nonvested shares, end of year	213,516	$25.37	237,136	$26.27	212,309	$24.14

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes Trustmark’s time-vested award activity for the periods presented:

	Years Ended December 31,
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	322,056	$22.65	306,657	$24.56	263,905	$24.66
Granted	105,524	33.79	139,791	20.66	121,314	23.61
Released from restriction	(101,289)	25.35	(108,241)	23.74	(67,087)	24.31
Forfeited	(5,934)	26.52	(16,151)	22.24	(11,475)	24.22
Nonvested shares, end of year	320,357	$25.40	322,056	$22.65	306,657	$24.56

The following table presents information regarding compensation expense for awards under the Plan for the periods presented ($ in thousands):

					Weighted
					Average Life
	Recognized Compensation Expense			Unrecognized	of Unrecognized
	for Years Ended December 31,			Compensation	Compensation
	2017	2016	2015	Expense	Expense
Performance awards	$1,387	$1,171	$1,201	$1,783	1.66
Time-vested awards	2,922	2,513	2,467	3,058	1.80
Total	$4,309	$3,684	$3,668	$4,841

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At December 31, 2017 and 2016, Trustmark had unused commitments to extend credit of $3.172 billion and $3.131 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral which are followed in the lending process.  At December 31, 2017 and 2016, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $104.1 million and $111.3 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2017 and 2016, the fair value of collateral held was $28.4 million and $32.7 million, respectively.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2018 to 2038.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $9.3 million in 2017, $9.8 million in 2016 and $9.3 million in 2015.

At December 31, 2017, future minimum rental commitments under non-cancellable operating leases are as follows ($ in thousands):

Year	Amount
2018	12,031
2019	10,436
2020	6,642
2021	5,197
2022	5,039
Thereafter	28,518
Total	$67,863

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  On November 7, 2017, the court denied the OSIC's motion seeking class certification and designation of class representatives and counsel, finding that common issues of fact did not predominate. The court granted the OSIC's motion to lift the discovery stay that it had previously ordered.

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

Note 17 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.250% at December 31, 2017 and 0.625% at December 31, 2016.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2017, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2017.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2017, which Management believes have affected Trustmark’s or TNB’s present classification.

The regulatory capital ratios for December 31, 2017 contain a reclassification adjustment of $8.5 million from accumulated other comprehensive loss to retained earnings as allowed by regulatory agencies in an interagency statement released January 18, 2018 to address disproportionate tax effect in accumulated other comprehensive loss resulting from the recent enactment of the Tax Reform Act and the application of FASB ASC Topic 740.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2017 and 2016 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,243,240	11.77%	5.750%	n/a
Trustmark National Bank	1,284,575	12.16%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,303,238	12.33%	7.250%	n/a
Trustmark National Bank	1,284,575	12.16%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,384,050	13.10%	9.250%	n/a
Trustmark National Bank	1,365,387	12.93%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,303,238	9.67%	4.00%	n/a
Trustmark National Bank	1,284,575	9.54%	4.00%	5.00%

At December 31, 2016:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,209,927	12.16%	5.125%	n/a
Trustmark National Bank	1,251,329	12.58%	5.125%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,269,660	12.76%	6.625%	n/a
Trustmark National Bank	1,251,329	12.58%	6.625%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,352,322	13.59%	8.625%	n/a
Trustmark National Bank	1,333,991	13.41%	8.625%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,269,660	9.90%	4.00%	n/a
Trustmark National Bank	1,251,329	9.77%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  TNB will have available in 2018 approximately $87.0 million plus its net income for that year to pay as dividends.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark did not repurchase any of its common stock during the year ended December 31, 2017, compared to approximately 34 thousand shares of its common stock valued at approximately $750 thousand repurchased during the year ended December 31, 2016.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the net change in the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2017, 2016 and 2015 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains (losses), net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements, change in net actuarial loss and recognized net loss due to defined benefit plan termination for pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 14 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits, defined benefit plan termination and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2017
Securities available for sale and transferred securities:
Unrealized holding gains (losses) arising during the period	$(13,994)	$5,353	$(8,641)
Reclassification adjustment for net (gains) losses realized in net income	(15)	6	(9)
Change in net unrealized holding loss on securities transferred to held to maturity	4,721	(1,806)	2,915
Total securities available for sale and transferred securities	(9,288)	3,553	(5,735)
Pension and other postretirement benefit plans:
Net change in prior service costs	250	(96)	154
Change in net actuarial loss	731	(280)	451
Recognized net loss due to defined benefit plan termination	17,662	(6,755)	10,907
Total pension and other postretirement benefit plans	18,643	(7,131)	11,512
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	198	(76)	122
Reclassification adjustment for loss realized in net income	282	(108)	174
Total cash flow hedge derivatives	480	(184)	296
Total other comprehensive income (loss)	$9,835	$(3,762)	$6,073

Year Ended December 31, 2016
Securities available for sale and transferred securities:
Unrealized holding gains (losses) arising during the period	$(15,656)	$5,989	$(9,667)
Reclassification adjustment for net (gains) losses realized in net income	310	(119)	191
Change in net unrealized holding loss on securities transferred to held to maturity	9,830	(3,760)	6,070
Total securities available for sale and transferred securities	(5,516)	2,110	(3,406)
Pension and other postretirement benefit plans:
Net change in prior service costs	250	(96)	154
Recognized net loss due to lump sum settlements	3,906	(1,494)	2,412
Change in net actuarial loss	476	(182)	294
Total pension and other postretirement benefit plans	4,632	(1,772)	2,860
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(369)	141	(228)
Reclassification adjustment for loss realized in net income	599	(229)	370
Total cash flow hedge derivatives	230	(88)	142
Total other comprehensive income (loss)	$(654)	$250	$(404)

Year Ended December 31, 2015
Securities available for sale and transferred securities:
Unrealized holding gains (losses) arising during the period	$(16,695)	$6,386	$(10,309)
Reclassification adjustment for net (gains) losses realized in net income	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	6,345	(2,427)	3,918
Total securities available for sale and transferred securities	(10,350)	3,959	(6,391)
Pension and other postretirement benefit plans:
Net change in prior service costs	250	(96)	154
Recognized net loss due to lump sum settlements	2,221	(850)	1,371
Change in net actuarial loss	3,647	(1,395)	2,252
Total pension and other postretirement benefit plans	6,118	(2,341)	3,777
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(1,315)	503	(812)
Reclassification adjustment for loss realized in net income	836	(320)	516
Total cash flow hedge derivatives	(479)	183	(296)
Total other comprehensive income (loss)	$(4,711)	$1,801	$(2,910)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2015	$(11,003)	$(31,617)	$136	$(42,484)
Other comprehensive income (loss) before reclassification	(6,391)	3,777	(812)	(3,426)
Amounts reclassified from accumulated other comprehensive loss	—	—	516	516
Net other comprehensive income (loss)	(6,391)	3,777	(296)	(2,910)
Balance, December 31, 2015	(17,394)	(27,840)	(160)	(45,394)
Other comprehensive income (loss) before reclassification	(3,597)	(148)	(228)	(3,973)
Amounts reclassified from accumulated other comprehensive loss	191	3,008	370	3,569
Net other comprehensive income (loss)	(3,406)	2,860	142	(404)
Balance, December 31, 2016	(20,800)	(24,980)	(18)	(45,798)
Other comprehensive income (loss) before reclassification	(5,726)	(760)	122	(6,364)
Amounts reclassified from accumulated other comprehensive loss	(9)	12,272	174	12,437
Net other comprehensive income (loss)	(5,735)	11,512	296	6,073
Balance, December 31, 2017	$(26,535)	$(13,468)	$278	$(39,725)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2017 and 2016.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$45,285	$—	$45,285	$—
Obligations of states and political subdivisions	79,229	—	79,229	—
Mortgage-backed securities	2,114,121	—	2,114,121	—
Securities available for sale	2,238,635	—	2,238,635	—
Loans held for sale	180,512	—	180,512	—
Mortgage servicing rights	84,269	—	—	84,269
Other assets - derivatives	1,516	(1,013)	1,629	900
Other liabilities - derivatives	2,678	616	2,062	—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$56,039	$—	$56,039	$—
Obligations of states and political subdivisions	115,373	—	115,373	—
Mortgage-backed securities	2,185,270	—	2,185,270	—
Securities available for sale	2,356,682	—	2,356,682	—
Loans held for sale	175,927	—	175,927	—
Mortgage servicing rights	80,239	—	—	80,239
Other assets - derivatives	2,518	(524)	2,041	1,001
Other liabilities - derivatives	412	1,174	(762)	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(11,830)	4,165
Additions	15,860	—
Sales	—	(4,266)
Balance, December 31, 2017	$84,269	$900

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2017	$(1,050)	$(1,569)

Balance, January 1, 2016	$74,007	$1,113
Total net (loss) gain included in Mortgage banking, net (1)	(10,513)	10,128
Additions	16,745	—
Sales	—	(10,240)
Balance, December 31, 2016	$80,239	$1,001

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2016	$(407)	$753

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2017, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2017, Trustmark had outstanding balances of $48.9 million in impaired LHFI that were individually evaluated for impairment and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $27.1 million at December 31, 2016.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $26.6 million were re-measured during 2017 requiring write-downs of $3.3 million to reach their current fair values compared to $32.2 million of foreclosed assets that were re-measured during 2016, requiring write-downs of $4.4 million.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 and 2016 were as follows ($ in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$336,383	$336,383	$328,206	$328,206
Securities held to maturity	1,056,486	1,046,247	1,158,643	1,157,046
Level 3 Inputs:
Net LHFI	8,493,234	8,507,469	7,779,948	7,825,009
Net acquired loans	257,438	257,438	260,850	260,850

Financial Liabilities:
Level 2 Inputs:
Deposits	10,577,512	10,577,858	10,056,012	10,059,794
Short-term liabilities	1,440,876	1,440,876	1,309,595	1,309,595
Long-term FHLB advances	946	946	251,049	251,050
Junior subordinated debt securities	61,856	45,773	61,856	41,057

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

Net LHFI

The fair values of net LHFI are estimated for portfolios of loans with similar financial characteristics.  For variable rate LHFI that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values of certain mortgage LHFI, such as 1-4 family residential properties, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  The fair values of other types of LHFI are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The processes for estimating the fair value of net LHFI described above do not represent an exit price under FASB ASC Topic 820 and such an exit price could potentially produce a different fair value estimate at December 31, 2017 and 2016.

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

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the years ended December 31, 2017, 2016 and 2015, a net gain of $3.0 million, a net loss of $2.5 million and a net loss of $857 thousand, respectively, was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the years ended December 31, 2017, 2016 and 2015 included $4.9 million, $5.0 million and $4.7 million, respectively, of interest earned on the LHFS accounted for under the fair value option.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.   The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $48.2 million and $43.9 million at December 31, 2017 and 2016, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of December 31, 2017 and 2016 ($ in thousands):

	December 31,
	2017	2016
Fair value of LHFS	$132,300	$132,002
LHFS contractual principal outstanding	129,347	132,047
Fair value less unpaid principal	$2,953	$(45)

Note 19 – Derivative Financial Instruments

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $278 thousand at December 31, 2017 compared to a net after-tax loss of $18 thousand at December 31, 2016.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $125 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $349.0 million at December 31, 2017 compared to $262.0 million at December 31, 2016.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $254 thousand for the year ended December 31, 2017, compared to a net negative ineffectiveness of $2.9 million for the year ended December 31, 2016 and a net positive ineffectiveness of $1.9 million for the year ended December 31, 2015.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $182.1 million at December 31, 2017, with a negative valuation adjustment of $237 thousand, compared to $195.0 million at December 31, 2016, with a positive valuation adjustment of $2.8 million.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $83.0 million at December 31, 2017, with a positive valuation adjustment of $900 thousand, compared to $97.9 million at December 31, 2016, with a positive valuation adjustment of $1.0 million.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2017, Trustmark had interest rate swaps with an aggregate notional amount of $351.9 million related to this program, compared to $340.2 million as of December 31, 2016.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of December 31, 2017 and 2016, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $80 thousand and $1.2 million, respectively.  As of December 31, 2017, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2017, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2017 and 2016, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.7 million and $14.2 million, respectively.  At December 31, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million compared to five risk participation agreements as a guarantor with an aggregate notional amount of $28.0 million at December 31, 2016.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2017 and 2016.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s balance sheets as of December 31, 2017 and 2016 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2017	2016
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$451	$(28)

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(1,088)	$(626)
Exchange traded purchased options included in other assets	75	102
OTC written options (rate locks) included in other assets	900	1,001
Interest rate swaps included in other assets	1,175	2,060
Credit risk participation agreements included in other assets	3	9
Forward contracts included in other liabilities	237	(2,838)
Exchange traded written options included in other liabilities	616	1,174
Interest rate swaps included in other liabilities	1,819	2,065
Credit risk participation agreements included in other liabilities	6	11

	Years Ended December 31,
	2017	2016	2015
Derivatives in hedging relationships
Amount of loss reclassified from accumulated other comprehensive loss and recognized in other interest expense	$(282)	$(599)	$(836)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(1,873)	$13	$1,392
Amount of gain (loss) recognized in bank card and other fees	(31)	60	(49)

The following table discloses the amount included in other comprehensive income (loss), net of tax for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$122	$(228)	$(812)

Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2017 and 2016 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,626	$—	$1,626	$(311)	$—	$1,315

Offsetting of Derivative Liabilities
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,819	$—	$1,819	$(311)	$(100)	$1,408

Offsetting of Derivative Assets
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,032	$—	$2,032	$(499)	$—	$1,533

Offsetting of Derivative Liabilities
As of December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,065	$—	$2,065	$(499)	$(937)	$629

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2017	2016	2015
General Banking
Net interest income	$406,406	$386,596	$391,092
Provision for loan losses, net	7,699	14,714	11,800
Noninterest income	116,180	107,059	105,477
Noninterest expense	373,221	354,555	348,270
Income before income taxes	141,666	124,386	136,499
Income taxes	43,960	25,303	29,761
General banking net income	$97,706	$99,083	$106,738

Selected Financial Information
Total assets	$13,724,193	$13,278,668	$12,604,112
Depreciation and amortization	$37,710	$35,692	$36,072

Wealth Management
Net interest income	$910	$726	$337
Noninterest income	30,285	30,117	31,245
Noninterest expense	27,561	24,165	25,346
Income before income taxes	3,634	6,678	6,236
Income taxes	1,390	2,554	2,386
Wealth Management net income	$2,244	$4,124	$3,850

Selected Financial Information
Total assets	$5,592	$7,501	$7,471
Depreciation and amortization	$131	$174	$183

Insurance
Net interest income	$234	$211	$336
Noninterest income	38,198	36,767	36,427
Noninterest expense	29,387	28,578	28,046
Income before income taxes	9,045	8,400	8,717
Income taxes	3,365	3,196	3,267
Insurance net income	$5,680	$5,204	$5,450

Selected Financial Information
Total assets	$68,168	$66,164	$67,313
Depreciation and amortization	$630	$747	$801

Consolidated
Net interest income	$407,550	$387,533	$391,765
Provision for loan losses, net	7,699	14,714	11,800
Noninterest income	184,663	173,943	173,149
Noninterest expense	430,169	407,298	401,662
Income before income taxes	154,345	139,464	151,452
Income taxes	48,715	31,053	35,414
Consolidated net income	$105,630	$108,411	$116,038

Selected Financial Information
Total assets	$13,797,953	$13,352,333	$12,678,896
Depreciation and amortization	$38,471	$36,613	$37,056

Note 21 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2017	2016
Assets:
Investment in banks	$1,617,238	$1,566,186
Other assets	17,349	16,756
Total Assets	$1,634,587	$1,582,942

Liabilities and Shareholders' Equity:
Accrued expense	$1,030	$878
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,571,701	1,520,208
Total Liabilities and Shareholders' Equity	$1,634,587	$1,582,942

Condensed Statements of Income	Years Ended December 31,
	2017	2016	2015
Revenue:
Dividends received from banks	$65,663	$65,987	$64,752
Earnings of subsidiaries over distributions	42,211	44,756	53,562
Other income	71	60	55
Total Revenue	107,945	110,803	118,369
Expense:
Other expense	2,315	2,392	2,331
Total Expense	2,315	2,392	2,331
Net Income	$105,630	$108,411	$116,038

Condensed Statements of Cash Flows	Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$105,630	$108,411	$116,038
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(42,211)	(44,756)	(53,562)
Other	(1,697)	(739)	(761)
Net cash provided by operating activities	61,722	62,916	61,715

Investing Activities:
Payment for investments in subsidiaries	(30,755)	—	—
Repayment for investments in subsidiaries	32,000	—	—
Net cash provided by investing activities	1,245	—	—

Financing Activities:
Cash dividends paid on common stock	(62,795)	(62,666)	(62,605)
Other common stock transactions, net	—	(857)	(211)
Net cash used in financing activities	(62,795)	(63,523)	(62,816)
Net change in cash and cash equivalents	172	(607)	(1,101)
Cash and cash equivalents at beginning of year	16,713	17,320	18,421
Cash and cash equivalents at end of year	$16,885	$16,713	$17,320

Trustmark (parent company only) paid income taxes of approximately $7.4 million in 2017, $24.8 million in 2016 and $16.3 million in 2015.  During 2017, interest paid was $283 thousand compared to $600 thousand of interest paid in 2016 and $837 thousand of interest paid during 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2015, the Audit and Finance Committee of the Board of Directors of Trustmark completed a competitive process to review the appointment of Trustmark’s independent registered public accounting firm for the 2016 fiscal year.  As a result of this process and following careful deliberation, on December 16, 2015, the Audit and Finance Committee notified KPMG LLP (“KPMG”) that it had determined to dismiss KPMG as Trustmark’s independent registered public accounting firm, effective as of the date of the filing of the Annual Report on Form 10-K for the fiscal year ending December 31, 2015.  On December 21, 2015, based upon the recommendation of the Audit and Finance Committee, Trustmark retained Crowe Horwath LLP (“Crowe”) as Trustmark’s independent registered public accounting firm for the fiscal years ending December 31, 2017 and 2016.

KPMG’s audit report on Trustmark’s consolidated financial statements for the fiscal year ended December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.  KPMG's audit report on the effectiveness of internal control over financial reporting as of December 31, 2015 did not contain an adverse opinion or disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.  During Trustmark’s fiscal year ended December 31, 2015, (i) there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter in connection with their report on Trustmark’s consolidated financial statements for such year; and (ii) there were no reportable events, within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During Trustmark’s fiscal year ended December 31, 2015, neither Trustmark, nor any party on behalf of Trustmark, consulted with Crowe with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered on Trustmark’s consolidated financial statements, and no written report or oral advice was provided to Trustmark that Crowe concluded was an important factor considered by Trustmark in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event within the meaning set forth in Item 304(a)(1)(v)of Regulation S-K.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2017.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2017, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2017 was audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Register Public Accounting Form” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2017 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	213,516	$—	1,110,739
Equity compensation plans not approved by security holders	—	—	—
Total	213,516	$—	1,110,739

(1)

This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.

(2)	Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)

This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan as of December 31, 2017, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The reports of Crowe Horwath LLP and KPMG LLP, independent registered public accounting firms, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2017 Annual Report to Shareholders and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

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

Form of Time-Based Restricted Stock Agreement for Director (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed January 8, 2016, as Exhibit 10-r to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-s

Form of Performance-Based Restricted Stock Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed February 15, 2018, as Exhibit 10-s to Trustmark’s Form 8-K Current Report, incorporated herein by reference.*

10-t

Form of Time-Based Restricted Stock Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed February 15, 2018, as Exhibit 10-t to Trustmark’s Form 8-K Current Report, incorporated herein by reference.*

10-u

Form of Time-Based Restricted Stock Agreement for Director (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed February 15, 2018, as Exhibit 10-u to Trustmark’s Form 8-K Current Report, incorporated herein by reference.*

10-v	Amendment to Employment Agreement between Trustmark Corporation and Gerard R. Host dated February 15, 2018.*

21	List of Subsidiaries.

23-a	Consent of Crowe Horwath LLP.

23-b	Consent of KPMG LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Label Linkbase Document

101.LAB	XBRL Presentation Linkbase Document

101.PRE	XBRL Definition Linkbase Document

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host
Gerard R. Host
President and Chief Executive Officer

DATE:	February 20, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 20, 2018	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 20, 2018	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 20, 2018	BY:	/s/ James N. Compton
James N. Compton, Director

DATE:	February 20, 2018	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 20, 2018	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE:	February 20, 2018	BY:	/s/ Louis E. Greer
Louis E. Greer, Treasurer, Principal Financial Officer
and Principal Accounting Officer

DATE:	February 20, 2018	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 20, 2018	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE:	February 20, 2018	BY:	/s/ John M. McCullouch
John M. McCullouch, Director

DATE:	February 20, 2018	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 20, 2018	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 20, 2018	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Chairman and Director

DATE:	February 20, 2018	BY:	/s/ Harry M. Walker
Harry M. Walker, Director

DATE:	February 20, 2018	BY:	/s/ Leroy G. Walker, Jr.
Leroy G. Walker, Jr., Director

DATE:	February 20, 2018	BY:	/s/ William G. Yates III
William G. Yates III, Director