Form 10-Q
period 2018-03-31
TRUSTMARK CORP
filed 2018-05-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 27, 2018, there were 67,782,151 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including potential market impacts of efforts by the Federal Reserve Board to reduce the size of its balance sheet, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues relating to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Cash and due from banks (noninterest-bearing)	$315,276	$335,768
Federal funds sold and securities purchased under reverse repurchase agreements	112	615
Securities available for sale (at fair value)	2,097,497	2,238,635
Securities held to maturity (fair value: $998,043-2018; $1,046,247-2017)	1,023,975	1,056,486
Loans held for sale (LHFS)	163,882	180,512
Loans held for investment (LHFI)	8,513,985	8,569,967
Less allowance for loan losses, LHFI	81,235	76,733
Net LHFI	8,432,750	8,493,234
Acquired loans	215,476	261,517
Less allowance for loan losses, acquired loans	4,294	4,079
Net acquired loans	211,182	257,438
Net LHFI and acquired loans	8,643,932	8,750,672
Premises and equipment, net	178,584	179,339
Mortgage servicing rights	94,850	84,269
Goodwill	379,627	379,627
Identifiable intangible assets, net	14,963	16,360
Other real estate	39,554	43,228
Other assets	511,187	532,442
Total Assets	$13,463,439	$13,797,953

Liabilities
Deposits:
Noninterest-bearing	$3,004,442	$2,978,074
Interest-bearing	7,971,359	7,599,438
Total deposits	10,975,801	10,577,512
Federal funds purchased and securities sold under repurchase agreements	274,833	469,827
Short-term borrowings	442,689	971,049
Long-term Federal Home Loan Bank (FHLB) advances	929	946
Junior subordinated debt securities	61,856	61,856
Other liabilities	137,194	145,062
Total Liabilities	11,893,302	12,226,252

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,775,068 shares - 2018; 67,746,094 shares - 2017	14,121	14,115
Capital surplus	366,021	369,124
Retained earnings	1,257,881	1,228,187
Accumulated other comprehensive loss, net of tax	(67,886)	(39,725)
Total Shareholders' Equity	1,570,137	1,571,701
Total Liabilities and Shareholders' Equity	$13,463,439	$13,797,953

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest Income
Interest and fees on LHFS & LHFI	$91,670	$79,407
Interest and fees on acquired loans	4,877	5,189
Interest on securities:
Taxable	17,506	19,197
Tax exempt	651	845
Interest on federal funds sold and securities purchased under reverse repurchase agreements	2	1
Other interest income	934	267
Total Interest Income	115,640	104,906
Interest Expense
Interest on deposits	9,491	3,945
Interest on federal funds purchased and securities sold under repurchase agreements	662	698
Other interest expense	3,394	2,673
Total Interest Expense	13,547	7,316
Net Interest Income	102,093	97,590
Provision for loan losses, LHFI	3,961	2,762
Provision for loan losses, acquired loans	150	(1,605)
Net Interest Income After Provision for Loan Losses	97,982	96,433
Noninterest Income
Service charges on deposit accounts	10,857	10,832
Bank card and other fees	6,626	6,500
Mortgage banking, net	11,265	10,185
Insurance commissions	9,419	9,212
Wealth management	7,567	7,413
Other, net	1,059	1,891
Security gains (losses), net	—	—
Total Noninterest Income	46,793	46,033
Noninterest Expense
Salaries and employee benefits	58,475	55,389
Services and fees	15,746	15,332
Net occupancy - premises	6,502	6,238
Equipment expense	6,099	5,998
Other real estate expense	866	1,759
FDIC assessment expense	2,995	2,640
Other expense	11,782	14,701
Total Noninterest Expense	102,465	102,057
Income Before Income Taxes	42,310	40,409
Income taxes	5,480	9,161
Net Income	$36,830	$31,248

Earnings Per Share
Basic	$0.54	$0.46
Diluted	$0.54	$0.46

Dividends Per Share	$0.23	$0.23

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income per consolidated statements of income	$36,830	$31,248
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(21,030)	1,411
Change in net unrealized holding loss on securities transferred to held to maturity	724	761
Pension and other postretirement benefit plans:
Net change in prior service costs	47	39
Recognized net loss due to lump sum settlement	31	—
Change in net actuarial loss	276	486
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	320	35
Less: adjustment for (gain) loss realized in net income	(5)	61
Other comprehensive income (loss), net of tax	(19,637)	2,793
Comprehensive income	$17,193	$34,041

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2018	2017
Balance, January 1,	$1,571,701	$1,520,208
Net income per consolidated statements of income	36,830	31,248
Other comprehensive income (loss), net of tax	(19,637)	2,793
Common stock dividends paid	(15,660)	(15,697)
Common stock issued-net, long-term incentive plan	(1,380)	(1,543)
Repurchase and retirement of common stock	(2,502)	—
Compensation expense, long-term incentive plan	785	952
Balance, March 31,	$1,570,137	$1,537,961

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income per consolidated statements of income	$36,830	$31,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	4,111	1,157
Depreciation and amortization	9,376	9,031
Net amortization of securities	2,582	2,612
Gains on sales of loans, net	(4,585)	(3,550)
Deferred income tax provision	3,300	3,900
Proceeds from sales of loans held for sale	241,778	263,614
Purchases and originations of loans held for sale	(223,799)	(263,232)
Originations of mortgage servicing rights	(3,567)	(3,440)
Earnings on bank-owned life insurance	(1,233)	(1,227)
Net change in other assets	8,721	6,375
Net change in other liabilities	(7,379)	(6,693)
Other operating activities, net	(8,362)	90
Net cash provided by operating activities	57,773	39,885

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	33,102	43,854
Proceeds from maturities, prepayments and calls of securities available for sale	112,280	119,742
Purchases of securities held to maturity	—	(40,556)
Purchases of securities available for sale	(1,390)	(128,430)
Net change in federal funds sold and securities purchased under reverse repurchase agreements	503	—
Net change in member bank stock	16,415	(144)
Net change in loans	100,619	(102,573)
Purchases of premises and equipment	(2,862)	(6,319)
Proceeds from sales of premises and equipment	4	5,050
Proceeds from sales of other real estate	5,310	6,856
Purchases of software	(841)	(1,065)
Investments in tax credit and other partnerships	(17)	(17)
Net cash provided by (used in) investing activities	263,123	(103,602)

Financing Activities
Net change in deposits	398,289	48,460
Net change in federal funds purchased and securities sold under repurchase agreements	(194,994)	(15,482)
Net change in short-term borrowings	(525,124)	99,879
Payments on long-term FHLB advances	(17)	(16)
Common stock dividends	(15,660)	(15,697)
Repurchase and retirement of common stock	(2,502)	—
Shares withheld to pay taxes, long-term incentive plan	(1,380)	(1,543)
Net cash provided by (used in) financing activities	(341,388)	115,601

Net change in cash and cash equivalents	(20,492)	51,884
Cash and cash equivalents at beginning of period	335,768	327,706
Cash and cash equivalents at end of period	$315,276	$379,590

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 199 offices at March 31, 2018 in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2017 Annual Report on Form 10-K.

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

Fair Value of Acquired Financial Instruments

For financial instruments measured at fair value, Trustmark utilized inputs within Level 2 of the fair value hierarchy to determine the fair value of securities available for sale (included in securities above), time deposits (included in deposits above) and FHLB advances (included in other borrowings above).  Level 3 inputs were used to determine the fair value of acquired loans, identifiable intangible assets and other real estate.  The methodology and significant assumptions used in estimating the fair values of these financial assets and liabilities are as follows:

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

Please refer to Note 17 – Fair Value for more information on Trustmark’s classification of financial instruments based on valuation inputs within the fair value hierarchy.

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2018 and December 31, 2017 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations
Issued by U.S. Government agencies	$40,838	$234	$(954)	$40,118	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	254	9	—	263	3,703	73	—	3,776
Obligations of states and political subdivisions	74,547	548	(82)	75,013	46,011	706	(87)	46,630
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	64,707	157	(2,407)	62,457	12,974	60	(243)	12,791
Issued by FNMA and FHLMC	789,713	309	(22,346)	767,676	128,517	60	(3,398)	125,179
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	977,745	287	(23,495)	954,537	653,325	154	(20,130)	633,349
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	201,227	265	(4,059)	197,433	179,445	171	(3,298)	176,318
Total	$2,149,031	$1,809	$(53,343)	$2,097,497	$1,023,975	$1,224	$(27,156)	$998,043

December 31, 2017
U.S. Government agency obligations
Issued by U.S. Government agencies	$45,508	$310	$(800)	$45,018	$—	$—	$—	$—
Issued by U.S. Government sponsored agencies	255	12	—	267	3,692	182	—	3,874
Obligations of states and political subdivisions	78,433	850	(54)	79,229	46,039	1,044	(59)	47,024
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	66,634	215	(1,103)	65,746	13,539	207	(73)	13,673
Issued by FNMA and FHLMC	824,872	827	(11,249)	814,450	133,975	210	(1,559)	132,626
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,028,176	1,808	(13,194)	1,016,790	678,926	1,209	(11,065)	669,070
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	218,252	426	(1,543)	217,135	180,315	1,102	(1,437)	179,980
Total	$2,262,130	$4,448	$(27,943)	$2,238,635	$1,056,486	$3,954	$(14,193)	$1,046,247

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $18.5 million ($13.9 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at March 31, 2018 and December 31, 2017 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations
Issued by U.S. Government agencies	$5,122	$(160)	$26,702	$(794)	$31,824	$(954)
Obligations of states and political subdivisions	18,433	(132)	3,859	(37)	22,292	(169)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	36,439	(1,022)	31,717	(1,628)	68,156	(2,650)
Issued by FNMA and FHLMC	510,587	(12,288)	347,857	(13,456)	858,444	(25,744)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,021,035	(20,203)	506,338	(23,422)	1,527,373	(43,625)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	275,024	(5,352)	54,312	(2,005)	329,336	(7,357)
Total	$1,866,640	$(39,157)	$970,785	$(41,342)	$2,837,425	$(80,499)

December 31, 2017
U.S. Government agency obligations
Issued by U.S. Government agencies	$5,214	$(113)	$29,432	$(687)	$34,646	$(800)
Obligations of states and political subdivisions	19,345	(80)	3,874	(33)	23,219	(113)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	37,304	(351)	29,446	(825)	66,750	(1,176)
Issued by FNMA and FHLMC	506,410	(4,219)	369,060	(8,589)	875,470	(12,808)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	755,013	(7,668)	534,955	(16,591)	1,289,968	(24,259)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	230,898	(1,719)	55,288	(1,261)	286,186	(2,980)
Total	$1,554,184	$(14,150)	$1,022,055	$(27,986)	$2,576,239	$(42,136)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2018.  There were no other-than-temporary impairments for the three months ended March 31, 2018 and 2017.

Security Gains and Losses

There were no gross realized gains or losses that resulted from calls and dispositions of securities for the three months ended March 31, 2018 and 2017.

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.211 billion and $1.834 billion at March 31, 2018 and December 31, 2017, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both March 31, 2018 and December 31, 2017, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2018, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,222	$28,280	$155	$155
Due after one year through five years	54,638	55,290	40,569	41,118
Due after five years through ten years	3,786	3,745	8,990	9,133
Due after ten years	28,993	28,079	—	—
	115,639	115,394	49,714	50,406
Mortgage-backed securities	2,033,392	1,982,103	974,261	947,637
Total	$2,149,031	$2,097,497	$1,023,975	$998,043

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At March 31, 2018 and December 31, 2017, LHFI consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$986,188	$987,624
Secured by 1-4 family residential properties	1,698,885	1,675,311
Secured by nonfarm, nonresidential properties	2,257,899	2,193,823
Other real estate secured	425,664	517,956
Commercial and industrial loans	1,561,967	1,570,345
Consumer loans	168,469	171,918
State and other political subdivision loans	936,014	952,483
Other loans	478,899	500,507
LHFI	8,513,985	8,569,967
Allowance for loan losses, LHFI	(81,235)	(76,733)
Net LHFI	$8,432,750	$8,493,234

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2018, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At March 31, 2018 and December 31, 2017, the carrying amounts of nonaccrual LHFI were $68.7 million and $67.6 million, respectively.  Included in these amounts were $25.8 million and $23.2 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2018 and 2017.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$366	$152	$71	$589	$1,529	$984,070	$986,188
Secured by 1-4 family residential properties	5,899	1,021	1,076	7,996	18,601	1,672,288	1,698,885
Secured by nonfarm, nonresidential properties	378	29	—	407	14,028	2,243,464	2,257,899
Other real estate secured	145	—	—	145	209	425,310	425,664
Commercial and industrial loans	822	18	25	865	32,891	1,528,211	1,561,967
Consumer loans	1,298	271	247	1,816	174	166,479	168,469
State and other political subdivision loans	—	—	—	—	—	936,014	936,014
Other loans	64	—	—	64	1,264	477,571	478,899
Total	$8,972	$1,491	$1,419	$11,882	$68,696	$8,433,407	$8,513,985
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$391	$1	$—	$392	$2,105	$985,127	$987,624
Secured by 1-4 family residential properties	6,412	2,084	1,917	10,413	19,022	1,645,876	1,675,311
Secured by nonfarm, nonresidential properties	2,319	256	—	2,575	12,608	2,178,640	2,193,823
Other real estate secured	—	—	—	—	212	517,744	517,956
Commercial and industrial loans	759	1,233	12	2,004	33,338	1,535,003	1,570,345
Consumer loans	2,141	255	242	2,638	135	169,145	171,918
State and other political subdivision loans	350	39	—	389	—	952,094	952,483
Other loans	18	4	—	22	155	500,330	500,507
Total	$12,390	$3,872	$2,171	$18,433	$67,575	$8,483,959	$8,569,967
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

Trustmark’s individually evaluated impaired LHFI include all commercial nonaccrual relationships of $500 thousand or more, which are specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Topic 310-10-50-20, and are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a LHFI that has been individually evaluated for impairment is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	March 31, 2018
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,157	$743	$189	$932	$64	$1,427
Secured by 1-4 family residential properties	4,630	719	2,977	3,696	42	4,194
Secured by nonfarm, nonresidential properties	16,333	4,655	7,531	12,186	1,041	10,254
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	37,306	16,018	15,681	31,699	6,771	27,216
Consumer loans	1	—	1	1	—	5
State and other political subdivision loans	—	—	—	—	—	—
Other loans	1,206	—	1,116	1,116	1,116	721
Total	$60,633	$22,135	$27,495	$49,630	$9,034	$43,817

	December 31, 2017
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,704	$1,206	$199	$1,405	$75	$1,923
Secured by 1-4 family residential properties	6,031	160	4,576	4,736	1,331	4,693
Secured by nonfarm, nonresidential properties	15,205	10,027	396	10,423	165	8,321
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	36,874	31,281	518	31,799	131	22,734
Consumer loans	17	—	17	17	—	9
State and other political subdivision loans	—	—	—	—	—	—
Other loans	556	—	556	556	41	325
Total	$60,387	$42,674	$6,262	$48,936	$1,743	$38,005

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

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At March 31, 2018 and December 31, 2017, Trustmark held $502 thousand and $366 thousand, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  At March 31, 2018, Trustmark had $45 thousand of consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings compared to none at December 31, 2017.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At March 31, 2018 and 2017, LHFI classified as TDRs totaled $25.8 million and $12.4 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $22.7 million and $9.5 million, respectively.  The remaining TDRs at March 31, 2018 and 2017 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.  Trustmark had no material unused commitments on TDRs at March 31, 2018 and 2017.

For TDRs, Trustmark had a related loan loss allowance of $4.5 million and $382 thousand at March 31, 2018 and 2017, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  There were no specific charge-offs related to TDRs for the three months ended March 31, 2018 and 2017.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	—	$—	$—	1	$341	$325
Loans secured by 1-4 family residential properties	4	118	118	7	334	338
Commercial and industrial loans	1	2,471	2,471	—	—	—
Total	5	$2,589	$2,589	8	$675	$663

	Three Months Ended March 31,
	2018		2017
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by 1-4 family residential properties	1	$4	1	$—
Commercial and industrial	2	—	2	—
Total	3	$4	3	$—

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

The following tables detail LHFI classified as TDRs by loan type at March 31, 2018 and 2017 ($ in thousands):

	March 31, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$189	$189
Secured by 1-4 family residential properties	60	2,916	2,976
Secured by nonfarm, nonresidential properties	—	380	380
Commercial and industrial loans	—	21,745	21,745
Other loans	—	556	556
Total TDRs	$60	$25,786	$25,846

	March 31, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$642	$642
Secured by 1-4 family residential properties	—	3,070	3,070
Secured by nonfarm, nonresidential properties	—	841	841
Commercial and industrial loans	—	7,845	7,845
Consumer loans	—	1	1
Total TDRs	$—	$12,399	$12,399

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

The tables below present LHFI by loan type and credit quality indicator at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$923,197	$364	$2,781	$217	$926,559
Secured by 1-4 family residential properties	125,103	103	4,553	70	129,829
Secured by nonfarm, nonresidential properties	2,199,000	5,100	53,228	506	2,257,834
Other real estate secured	424,825	99	390	—	425,314
Commercial and industrial loans	1,431,136	26,231	103,621	979	1,561,967
Consumer loans	—	—	—	—	—
State and other political subdivision loans	918,742	5,850	11,422	—	936,014
Other loans	471,499	—	2,721	105	474,325
Total	$6,493,502	$37,747	$178,716	$1,877	$6,711,842

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$58,878	$507	$71	$173	$59,629	$986,188
Secured by 1-4 family residential properties	1,544,207	6,402	1,056	17,391	1,569,056	1,698,885
Secured by nonfarm, nonresidential properties	65	—	—	—	65	2,257,899
Other real estate secured	350	—	—	—	350	425,664
Commercial and industrial loans	—	—	—	—	—	1,561,967
Consumer loans	166,480	1,569	247	173	168,469	168,469
State and other political subdivision loans	—	—	—	—	—	936,014
Other loans	4,574	—	—	—	4,574	478,899
Total	$1,774,554	$8,478	$1,374	$17,737	$1,802,143	$8,513,985

	December 31, 2017
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$922,563	$316	$3,780	$222	$926,881
Secured by 1-4 family residential properties	127,405	134	4,948	76	132,563
Secured by nonfarm, nonresidential properties	2,135,749	6,684	50,785	527	2,193,745
Other real estate secured	517,036	—	517	—	517,553
Commercial and industrial loans	1,437,590	28,780	103,089	886	1,570,345
Consumer loans	—	—	—	—	—
State and other political subdivision loans	936,420	5,850	10,213	—	952,483
Other loans	478,083	—	16,390	108	494,581
Total	$6,554,846	$41,764	$189,722	$1,819	$6,788,151

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,240	$342	$—	$161	$60,743	$987,624
Secured by 1-4 family residential properties	1,516,691	7,874	1,809	16,374	1,542,748	1,675,311
Secured by nonfarm, nonresidential properties	78	—	—	—	78	2,193,823
Other real estate secured	403	—	—	—	403	517,956
Commercial and industrial loans	—	—	—	—	—	1,570,345
Consumer loans	169,146	2,396	242	134	171,918	171,918
State and other political subdivision loans	—	—	—	—	—	952,483
Other loans	5,926	—	—	—	5,926	500,507
Total	$1,752,484	$10,612	$2,051	$16,669	$1,781,816	$8,569,967

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $34.8 million and $35.5 million at March 31, 2018 and December 31, 2017, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2018 or 2017.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$64	$7,762	$7,826
Secured by 1-4 family residential properties	42	9,549	9,591
Secured by nonfarm, nonresidential properties	1,041	23,479	24,520
Other real estate secured	—	2,309	2,309
Commercial and industrial loans	6,771	22,246	29,017
Consumer loans	—	3,227	3,227
State and other political subdivision loans	—	792	792
Other loans	1,116	2,837	3,953
Total allowance for loan losses, LHFI	$9,034	$72,201	$81,235

	December 31, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$75	$7,790	$7,865
Secured by 1-4 family residential properties	1,331	9,543	10,874
Secured by nonfarm, nonresidential properties	165	23,263	23,428
Other real estate secured	—	2,790	2,790
Commercial and industrial loans	131	22,720	22,851
Consumer loans	—	3,470	3,470
State and other political subdivision loans	—	789	789
Other loans	41	4,625	4,666
Total allowance for loan losses, LHFI	$1,743	$74,990	$76,733

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$932	$985,256	$986,188
Secured by 1-4 family residential properties	3,696	1,695,189	1,698,885
Secured by nonfarm, nonresidential properties	12,186	2,245,713	2,257,899
Other real estate secured	—	425,664	425,664
Commercial and industrial loans	31,699	1,530,268	1,561,967
Consumer loans	1	168,468	168,469
State and other political subdivision loans	—	936,014	936,014
Other loans	1,116	477,783	478,899
Total	$49,630	$8,464,355	$8,513,985

	December 31, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,405	$986,219	$987,624
Secured by 1-4 family residential properties	4,736	1,670,575	1,675,311
Secured by nonfarm, nonresidential properties	10,423	2,183,400	2,193,823
Other real estate secured	—	517,956	517,956
Commercial and industrial loans	31,799	1,538,546	1,570,345
Consumer loans	17	171,901	171,918
State and other political subdivision loans	—	952,483	952,483
Other loans	556	499,951	500,507
Total	$48,936	$8,521,031	$8,569,967

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$76,733	$71,265
Loans charged-off	(2,542)	(4,202)
Recoveries	3,083	2,620
Net (charge-offs) recoveries	541	(1,582)
Provision for loan losses, LHFI	3,961	2,762
Balance at end of period	$81,235	$72,445

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended March 31, 2018 and 2017 ($ in thousands):

	2018
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land	$7,865	$(2)	$195	$(232)	$7,826
Secured by 1-4 family residential properties	10,874	(780)	267	(770)	9,591
Secured by nonfarm, nonresidential properties	23,428	—	21	1,071	24,520
Other real estate secured	2,790	—	6	(487)	2,309
Commercial and industrial loans	22,851	(121)	1,213	5,074	29,017
Consumer loans	3,470	(434)	501	(310)	3,227
State and other political subdivision loans	789	—	—	3	792
Other loans	4,666	(1,205)	880	(388)	3,953
Total allowance for loan losses, LHFI	$76,733	$(2,542)	$3,083	$3,961	$81,235

	2017
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land loans	$9,085	$(58)	$303	$(804)	$8,526
Secured by 1-4 family residential properties	10,347	(241)	152	529	10,787
Secured by nonfarm, nonresidential properties	20,967	—	182	759	21,908
Other real estate secured	2,263	—	20	856	3,139
Commercial and industrial loans	22,011	(1,984)	488	1,136	21,651
Consumer loans	3,241	(745)	480	216	3,192
State and other political subdivision loans	859	—	—	(11)	848
Other loans	2,492	(1,174)	995	81	2,394
Total allowance for loan losses, LHFI	$71,265	$(4,202)	$2,620	$2,762	$72,445

Note 5 – Acquired Loans

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

At March 31, 2018 and December 31, 2017, acquired loans consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$17,575	$23,586
Secured by 1-4 family residential properties	49,289	61,751
Secured by nonfarm, nonresidential properties	100,285	114,694
Other real estate secured	14,581	16,746
Commercial and industrial loans	21,808	31,506
Consumer loans	1,920	2,600
Other loans	10,018	10,634
Acquired loans	215,476	261,517
Allowance for loan losses, acquired loans	(4,294)	(4,079)
Net acquired loans	$211,182	$257,438

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2017	$218,107	$42,743
Transfers (2)	—	(36,719)
Additions (3)	7,899	109,548
Accretion to interest income	14,924	1,578
Payments received, net	(68,317)	(39,208)
Other (4)	(361)	(74)
Change in allowance for loan losses, acquired loans	7,318	—
Carrying value, net at December 31, 2017	179,570	77,868
Transfers (2)	—	(18,449)
Accretion to interest income	3,268	295
Payments received, net	(15,344)	(15,048)
Other (4)	(383)	(380)
Change in allowance for loan losses, acquired loans	(215)	—
Carrying value, net at March 31, 2018	$166,896	$44,286

(1)	"Acquired Not ASC 310-30" loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Loans acquired in the Reliance merger on April 7, 2017.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Three Months Ended March 31,
	2018	2017
Accretable yield at beginning of period	$(31,426)	$(38,918)
Accretion to interest income	3,268	3,673
Additions (disposals), net	543	(183)
Reclassification from nonaccretable difference (1)	(1,353)	(1,788)
Accretable yield at end of period	$(28,968)	$(37,216)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$4,079	$11,397
Provision for loan losses, acquired loans	150	(1,605)
Loans charged-off	—	—
Recoveries	65	214
Net (charge-offs) recoveries	65	214
Balance at end of period	$4,294	$10,006

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

The tables below present the acquired loans by loan type and credit quality indicator at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$11,788	$130	$4,563	$169	$16,650
Secured by 1-4 family residential properties		10,589	57	2,110	—	12,756
Secured by nonfarm, nonresidential properties		79,748	739	19,224	545	100,256
Other real estate secured		12,051	—	1,695	455	14,201
Commercial and industrial loans		12,043	15	7,866	1,884	21,808
Consumer loans		—	—	—	—	—
Other loans		5,722	—	4,296	—	10,018
Total acquired loans		$131,941	$941	$39,754	$3,053	$175,689

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$847	$28	$50	$—	$925	$17,575
Secured by 1-4 family residential properties	34,691	973	753	116	36,533	49,289
Secured by nonfarm, nonresidential properties	29	—	—	—	29	100,285
Other real estate secured	380	—	—	—	380	14,581
Commercial and industrial loans	—	—	—	—	—	21,808
Consumer loans	1,910	10	—	—	1,920	1,920
Other loans	—	—	—	—	—	10,018
Total acquired loans	$37,857	$1,011	$803	$116	$39,787	$215,476

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$17,150	$234	$4,690	$264	$22,338
Secured by 1-4 family residential properties		14,021	298	3,029	—	17,348
Secured by nonfarm, nonresidential properties		95,147	1,400	17,583	530	114,660
Other real estate secured		12,730	102	3,031	477	16,340
Commercial and industrial loans		22,157	15	7,585	1,749	31,506
Consumer loans		—	—	—	—	—
Other loans		5,874	18	4,742	—	10,634
Total acquired loans		$167,079	$2,067	$40,660	$3,020	$212,826

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,188	$46	$14	$—	$1,248	$23,586
Secured by 1-4 family residential properties	42,008	1,687	584	124	44,403	61,751
Secured by nonfarm, nonresidential properties	34	—	—	—	34	114,694
Other real estate secured	406	—	—	—	406	16,746
Commercial and industrial loans	—	—	—	—	—	31,506
Consumer loans	2,428	172	—	—	2,600	2,600
Other loans	—	—	—	—	—	10,634
Total acquired loans	$46,064	$1,905	$598	$124	$48,691	$261,517

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

At March 31, 2018 and December 31, 2017, there were no acquired impaired loans accounted for under FASB ASC Topic 310-30 classified as nonaccrual loans.  At March 31, 2018, approximately $194 thousand of acquired loans not accounted for under FASB ASC Topic 310-30 were classified as nonaccrual loans, compared to approximately $304 thousand of acquired loans at December 31, 2017.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$168	$20	$942	$1,130	$—	$16,445	$17,575
Secured by 1-4 family residential properties	1,167	128	835	2,130	194	46,965	49,289
Secured by nonfarm, nonresidential properties	601	163	939	1,703	—	98,582	100,285
Other real estate secured	1,385	—	—	1,385	—	13,196	14,581
Commercial and industrial loans	1	—	—	1	—	21,807	21,808
Consumer loans	10	—	—	10	—	1,910	1,920
Other loans	18	—	22	40	—	9,978	10,018
Total acquired loans	$3,350	$311	$2,738	$6,399	$194	$208,883	$215,476

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$34	$90	$861	$985	$—	$22,601	$23,586
Secured by 1-4 family residential properties	1,691	614	654	2,959	302	58,490	61,751
Secured by nonfarm, nonresidential properties	467	73	898	1,438	—	113,256	114,694
Other real estate secured	132	—	—	132	—	16,614	16,746
Commercial and industrial loans	—	—	—	—	2	31,504	31,506
Consumer loans	16	156	—	172	—	2,428	2,600
Other loans	—	—	21	21	—	10,613	10,634
Total acquired loans	$2,340	$933	$2,434	$5,707	$304	$255,506	$261,517

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$84,269	$80,239
Origination of servicing assets	3,567	3,440
Change in fair value:
Due to market changes	9,521	1,466
Due to run-off	(2,507)	(2,387)
Balance at end of period	$94,850	$82,758

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At March 31, 2018, the fair value of the MSR included an assumed average prepayment speed of 7.25 CPR and an average discount rate of 10.28% compared to an assumed average prepayment speed of 8.15 CPR and an average discount rate of 10.32% at March 31, 2017.

Mortgage Loans Serviced/Sold

During the first three months of 2018 and 2017, Trustmark sold $237.2 million and $260.1 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $4.6 million for the first three months of 2018 compared to $3.6 million for the first three months of 2017.  The table below details the mortgage loans sold and serviced for others at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018	December 31, 2017
Federal National Mortgage Association	$4,142,727	$4,128,614
Government National Mortgage Association	2,435,885	2,421,456
Federal Home Loan Mortgage Corporation	50,298	47,071
Other	25,312	26,864
Total mortgage loans sold and serviced for others	$6,654,222	$6,624,005

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  Currently, putback requests primarily relate to 2009 through 2013 vintage mortgage loans.  The total mortgage loan servicing putback expenses are included in other expense.

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$1,000	$1,130
Provision for putback expenses	—	105
Other (1)	—	16
Balance at end of period	$1,000	$1,251
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 7 – Other Real Estate

At March 31, 2018, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains, net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$43,228	$62,051
Additions	2,010	1,766
Disposals	(4,896)	(6,385)
Write-downs	(788)	(1,464)
Balance at end of period	$39,554	$55,968

Gains, net on the sale of other real estate included in other real estate expense	$414	$470

At March 31, 2018 and December 31, 2017, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Construction, land development and other land properties	$24,776	$27,491
1-4 family residential properties	5,356	5,081
Nonfarm, nonresidential properties	9,234	10,468
Other real estate properties	188	188
Total other real estate	$39,554	$43,228

At March 31, 2018 and December 31, 2017, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Alabama	$8,962	$11,714
Florida	12,550	13,937
Mississippi (1)	15,737	14,260
Tennessee (2)	1,523	2,535
Texas	782	782
Total other real estate	$39,554	$43,228

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 8 – Deposits

At March 31, 2018 and December 31, 2017, deposits consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Noninterest-bearing demand	$3,004,442	$2,978,074
Interest-bearing demand	2,376,628	2,432,814
Savings	3,837,468	3,408,183
Time	1,757,263	1,758,441
Total	$10,975,801	$10,577,512

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $193.4 million and $200.9 million at March 31, 2018 and December 31, 2017, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of March 31, 2018, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018	December 31, 2017
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$47,293	$68,246
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,372	50,448
Total securities sold under repurchase agreements	$96,665	$118,694

Note 10 – Revenue from Contracts with Customers

Effective January 1, 2018, Trustmark accounts for revenue from contracts with customers in accordance with FASB ASC Topic 606, “Revenue from Contracts with Customers,” which provides that revenue be recognized in a manner that depicts the transfer of goods or services to a customer in an amount that reflects the consideration Trustmark expects to be entitled to in exchange for those goods or services.  Revenue from contracts with customers is recognized either over time in a manner that depicts Trustmark’s performance, or at a point in time when control of the goods or services are transferred to the customer.  Trustmark’s noninterest income, excluding all of mortgage banking, net and securities gains (losses), net and portions of bank card and other fees and other income, are considered within the scope of FASB ASC Topic 606.  Gains or losses on the sale of other real estate, which are included in Trustmark’s noninterest expense as other real estate expense, are also within the scope of FASB ASC Topic 606.

General Banking Division

Service Charges on Deposit Accounts

In general, deposit accounts represent contracts with customers with no fixed duration and can be terminated or modified by either party at any time without compensation to the other party.  According to FASB ASC Topic 606, a contract that can be terminated by either party without compensation does not exist for periods beyond the then-current period.  Therefore, deposit contracts are considered to renew day-to-day if not minute-to-minute.

Deposit contracts have a single continuous or stand-ready service obligation whereby Trustmark makes customer funds available for use by the customer as and when the customer chooses as well as other services such as statement rendering and online banking.  The specific services provided vary based on the type of deposit account.  These services are not individually distinct, but are distinct as a group, and therefore, constitute a single performance obligation which is satisfied over time and qualifies as a series of distinct service periods.

Trustmark receives a fixed service charge amount as consideration monthly for services rendered.  The service charge amount varies based on the type of deposit account.  Some of the service charge revenue is subject to refund provisions, which is variable consideration under the guidelines of FASB ASC Topic 606.  Trustmark has elected the ‘as-invoiced’ practical expedient permitted under FASB ASC Topic 606 for recognition of service charge revenue.  Therefore, revenue is recognized at the time and in the amount the customer is charged.  The service charge revenue is presented net of refunded amounts on Trustmark’s consolidated statements of income.

Services related to non-sufficient funds, overdrafts, excess account activity, stop payments, dormant accounts, etc. are considered optional purchases for a deposit contract because there is no performance obligation for Trustmark until the service is requested by the customer or the occurrence of a triggering event.  Fees for these services are fixed amounts and are charged to the customer when the service is performed.  Revenue is recognized at the time the customer is charged.

Bank Card and Other Fees

Revenue from contracts with customers in bank card and other fees includes income related to interchange fees and various other contracts which primarily consists of contracts with a single performance obligation that is satisfied at a point in time.  Trustmark receives a fixed consideration amount once the performance obligation is completed for these contracts.  Trustmark reports revenue from these contracts net of amounts refunded or due to a third party.

Interchange Contracts

As both a debit and credit card issuer, Trustmark receives an interchange fee for every card transaction completed by its customers with a merchant.  Trustmark receives two types of interchange fees: point-of-sale transactions in which the customer must enter the PIN associated with the card to complete the transaction (a debit card transaction), and signature transactions in which the signature of the customer is required to complete the transaction (a credit card transaction).

Trustmark, as the card issuing or settlement bank, has a contract (implied based on customary business practices) with the payment network in which Trustmark has a single continuous service obligation to make funds available for settlement of the card transaction.  Trustmark’s service obligation is satisfied over time and qualifies as a series of distinct service periods.  Trustmark receives interchange fees as consideration for services rendered in the amount established by the respective payment network.  The interchange fees are established by the payment network based on the type of transaction and is posted on their website.  Trustmark receives and records interchange fee revenue from the payment networks daily net of all fees and amounts due to the payment network.

Other Income

Revenue from contracts with customers in other income includes income related to cash management services and other contracts with a single performance obligation that is satisfied at a point in time.  Trustmark receives a fixed consideration amount once the performance obligation is completed for these contracts.  Trustmark reports revenue from these contracts net of amounts refunded or due to a third party.

Cash Management Contracts

Trustmark provides cash management services through the delivery of various products and services offered to its business and municipal customers including various departments of state, city and local governments, universities and other non-profit entities.  Similar to the deposit account contracts, the cash management contracts primarily represent contracts with customers with no fixed duration and can be terminated or modified by either party at any time without compensation to the other party.  Therefore, cash management contracts are generally considered to renew day-to-day if not minute-to-minute.

Cash management contracts have a single continuous or stand-ready service obligation whereby Trustmark makes a specific service or group of services available for use by the customer as and when the customer chooses.  The specific services provided vary based on the type of account or product.  These services are not individually distinct, but are distinct as a group, and therefore, constitute a single performance obligation which is satisfied over time and qualifies as a series of distinct service periods.

Trustmark receives a set service charge or maintenance fee amount as consideration monthly for services rendered.  However, some of the fees are based on the number of transactions that occur (i.e. flat fee for a set number of transactions per month then an additional charge for each transaction after that) or the average daily account balance maintained by the customer during the month and a small amount of the cash management fee revenue is subject to refund provisions.  These fees represent variable consideration under the guidelines of FASB ASC Topic 606.  Trustmark has elected the ‘as-invoiced’ practical expedient permitted under FASB ASC Topic 606 for recognition of cash management fee revenue.  The cash management revenue is presented net of any refunded amounts on Trustmark’s consolidated statements of income.

Trustmark’s merchant services provider contracts directly with Trustmark business customers and provides Trustmark’s merchant customers card processing equipment and transaction processing services.  Trustmark’s contract with the merchant services provider has a single-continuous service obligation to provide customer referrals for potential new accounts which is satisfied over time and qualifies as a series of distinct service periods.  Trustmark receives a flat fee for each new account established and a percentage of the residual income related to transactions processed for Trustmark’s merchant customers each month as provided in the contract.  Under the guidelines of FASB ASC Topic 606, the fee received for each new account and the profit sharing represent variable consideration.  Revenue from merchant card services contracts is recognized monthly using a time-elapsed measure of progress.  Trustmark has elected the ‘as-invoiced’ practical expedient permitted under FASB ASC Topic 606 for recognition of the merchant card services revenue.

Other Real Estate Contracts

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the three months ended March 31, 2018 and 2017 resulted in net gains of $414 thousand and $470 thousand, respectively.

In general, Trustmark does not finance the sale of its other real estate to the buyer.  If Trustmark were to finance the sale of its other real estate to a buyer, Trustmark would be required to assess whether the buyer is committed to perform their obligations under the contract and whether collectibility of the transaction price is probable.  Once these two criteria are met, Trustmark derecognizes the other real estate asset and records a gain or loss on the sale once control of the property is transferred to the buyer.  If a significant financing component is present, the transaction price and related gain or loss on the sale is adjusted.

Wealth Management Division

Trust Management Contracts

There are five categories of revenue included in trust management: personal trust and investments, retirement plan services, institutional custody, corporate trust and other.  Each of these categories includes multiple types of contracts, service obligations and fee income.  However, the majority of these contracts include a single service obligation that is satisfied over time, the customer is charged in arrears for services rendered and revenue is recognized when payment is received.  In general, the time period between when the service obligation is completed and when payment from the customer is received is less than 30 days.  Revenue from trust management contracts is primarily related to monthly service periods and based on the prior month-end’s market value.  Some trust management revenue is mandated by a court order, while other revenue consists of flat fees.  Trust management revenue based on an account’s market value represents variable consideration under the guidelines of FASB ASC Topic 606.  Trustmark has elected the ‘as-invoiced’ practical expedient allowed under FASB ASC Topic 606 to account for the trust management revenue.

Investment Services Contract

Investment services includes both brokerage and annuity income.  Trustmark has a contract with a third-party investment services company which contains a single continuous service obligation, to provide broker-dealer and advisory services to customers on behalf of the third-party, which is satisfied over time and qualifies as a series of distinct service periods.  Trustmark serves as the agent between the third-party investment services company, the principle, and the customer.  In accordance with the contract, Trustmark receives a monthly payment from the investment services company for commissions and advisory fees (asset management fees) earned on transactions completed in the prior month net of all charges and fees due to the investment services company.  Trustmark recognizes revenue from the investment services company, net of the revenue sharing expense due to the investment services company, when the payments are received.  Commissions vary from month-to-month based on the specific products and transactions completed.  The advisory fees vary based on the average daily balance of the managed assets for the period.  The commissions and advisory fees represent variable consideration under FASB ASC Topic 606.  Trustmark has elected the ‘as-invoiced’ practical expedient allowed under FASB ASC Topic 606 to recognize revenue from the investment services company.

Insurance Division

Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly-owned subsidiary of TNB, operates as an insurance broker representing the policyholder and has no allegiance with any one insurance provider.  FBBI serves as the agent between the insurance provider (either insurance carrier or broker), the principal, and the policy holder, the customer.  FBBI has four general categories of insurance contracts: commercial, commercial installments, personal and employee benefits.  FBBI’s insurance contracts contain a single performance obligation, policy placement, which is satisfied at a point in time.  FBBI’s performance obligation is satisfied as of the policy effective date.

In addition to policy placement, FBBI provides various other periodic services to the policyholders for which no additional fee is charged.  These additional services are not considered material to the overall contract.  Trustmark has elected the immaterial promises practical expedient allowed under FASB ASC Topic 606, which allows Trustmark to not assess whether promised services are performance obligations if the promised services are immaterial in the context of the contract.  Therefore, the immaterial additional services offered to policyholders are not considered a performance obligation and no amount of the contract transaction price is allocated to these services.

In general, the transaction price for the insurance contracts is an established commission amount agreed upon by FBBI and the insurance provider.  The commission amount varies based on the insurance provider and the type of policy.  There are a small number of insurance contracts which FBBI does not receive a commission, but charges a fee directly to the policyholder.

Most of the commissions from insurance contracts are subject to clawback provisions which require FBBI to refund a prorated amount of the commissions received as a result of policy cancellations or lapses.  Commissions subject to clawback provisions are considered variable consideration under FASB ASC Topic 606.  Trustmark believes the expected value method of estimating the commissions subject to clawback provisions would best predict the amount of commissions FBBI will be entitled to because of the large number of insurance contracts with similar characteristics and the number of possible outcomes.  FBBI calculates a separate weighted-average percentage (returned commissions percentage) based on actual cancellations over the previous three years for commercial lines, bonds, and personal lines.  FBBI applies the respective returned commissions percentage to the commission revenue earned related to insurance contracts within these three lines each month to calculate the estimated returned commissions amount, which represents the variable consideration subject to variable constraint.  Revenue from insurance contracts is reported net of the variable consideration subject to variable constraint.  FBBI performs an analysis of the returned commissions reserve quarterly and adjusts the reserve balance based on all available information including actual cancellations and the remaining term of the contract.  The returned commissions percentage is updated annually.

Insurance Producers at FBBI earn commission as compensation for each policy they are responsible for placing.  Commissions are not paid to Producers immediately at the policy effective date, can be subject to clawback provisions and can vary by Producer.  Producers receive the commissions for which they are entitled at the end of the month following the month in which the policy became effective.  Effective April 1, 2018, FBBI implemented a ‘pay when paid’ system.  Under the ‘pay when paid’ system, Producers receive the commissions for which they are entitled at the end of the month following the month in which FBBI receives payment from the insurance provider or customer.  Under FASB ASC Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” the commission paid to the Producers is an incremental cost of obtaining a contract, which should be capitalized and amortized in a manner consistent with the pattern of transfer of the service related to the contract acquisition asset.  Insurance contracts have a term of one year or less; therefore, Trustmark has elected the cost of obtaining a contract practical expedient allowed under FASB ASC Subtopic 340-40, which allows FBBI to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the contract asset that FBBI otherwise would have recognized is one year or less.  Commission expense is recorded as noninterest expense in salaries and employee benefits when paid to the Producers.

Commercial Insurance Contracts

Revenue from FBBI’s commercial insurance contracts (both agency billed and direct billed) consists of a set commission amount, which is subject to clawback provisions.  Revenue from commercial insurance contracts is recognized on the policy effective date, and a corresponding commission receivable is recorded concurrent with the revenue until payment is received by FBBI.  Effective April 1, 2018, FBBI utilizes a ‘pay when paid’ system to account for commercial insurance contracts.  Under the ‘pay when paid’ system, an estimated commission amount is entered in the system when a commercial insurance contract is placed.  FBBI records a top line receivable based on the estimated commission amount entered in the system each month, along with a corresponding amount recognized as revenue, and then adjusts the estimated receivable when the commissions are received from the insurance provider or customer.

Commercial Installment Insurance Contracts

Revenue from commercial installment insurance contracts consists of a set commission amount, which is not subject to clawback provisions, and is recognized in twelve equal monthly installments when invoiced by FBBI in the agency management system.  FBBI has only a small number of commercial installment insurance contracts and these contracts all have a term of one year; therefore, recognizing the revenue from these contracts over twelve months is not materially different than recognizing the revenue in full at the policy effective date for any given period.

Effective April 1, 2018, as a result of implementing this ‘pay when paid’ system, as applied to insurance contracts, revenue from commercial installment contracts is recognized in the same manner as commercial insurance contracts.

Personal Insurance Contracts

Revenue from FBBI’s personal insurance contracts consists of a set commission amount, which is subject to clawback provisions, and is recognized when payment is received (generally 30-60 days after the policy effective date).  Personal insurance contracts have a term of one year; therefore, recognizing the revenue from these contracts when payment is received is not materially different than recognizing the revenue at the policy effective date for any given period.

Employee Benefits Insurance Contracts

Revenue from FBBI’s employee benefits insurance contracts consists of a variable commission amount, which is not subject to clawback provisions, and is recognized when payment is received, typically on a monthly basis.  Employee benefits insurance contracts have a set commission rate, but can vary from period to period based on changes in the number of employees covered by the policy (i.e. new hires and terminations).  FBBI generally receives twelve monthly commission payments for these contracts with the initial payment being received approximately 60-90 days after the policy effective date.  Under the guidelines of FASB ASC Topic 606, commissions from employee benefits insurance contracts represent fixed consideration because at contract inception (policy effective date) there is a set commission rate times a known number of covered employees.  Changes in the number of covered employees are not known, nor can they be predicted, at contract inception.  An increase or decrease in the number of covered employees after the policy effective date is considered a contract modification resulting from a change in scope and transaction price under FASB ASC Topic 606.  This modification is treated as part of the existing contract because it does not add a distinct service.  Employee benefits insurance contracts have a term of one year; therefore, recognizing the revenue from these contracts when payment is received is not materially different than recognizing the revenue at the policy effective date or the contract modification date for any given period.

Contingency Commission Insurance Contracts

In addition to the insurance contracts discussed above, FBBI has contracts with various insurance providers for which it receives contingency income based on volume of business and claims experience.  FBBI is the principal and the insurance provider is the customer for these contingency commission insurance contracts.  The contingency commission contracts have a single continuous or stand-ready service obligation whereby FBBI places policies with policyholders when acceptable to the insurance provider, which is satisfied over time.  The contract term for these contingency commission contracts is one year.  Revenue is recognized from the contingency commission contracts monthly using a time-elapsed measure of progress.  FBBI accrues throughout the current year the amount of contingency commission income it expects to receive in the following year adjusted for a degree of uncertainty.  FBBI updates a detail by insurance provider with the contingency commission income received, which is then compared to the total amount that was expected to be received.  If actual receipts are higher or lower than the amount accrued in the prior year, the monthly accrual for the current year is adjusted accordingly.

Under the guidelines of FASB ASC Topic 606, revenue from contingency commission insurance contracts represents variable consideration and should be estimated using one of the two allowable methods subject to the variable consideration constraint.  FBBI believes the most likely amount method to be the most appropriate method for estimating the variable consideration as there are only a few possible outcomes for each contract.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Division
Service charges on deposit accounts	$10,857	$—	$10,857	$10,832	$—	$10,832
Bank card and other fees	6,530	74	6,604	6,472	24	6,496
Mortgage banking, net	—	11,265	11,265	—	10,185	10,185
Wealth management	47	—	47	63	—	63
Other, net	1,440	(404)	1,036	2,340	(476)	1,864
Total noninterest income	$18,874	$10,935	$29,809	$19,707	$9,733	$29,440

Wealth Management Division
Bank card and other fees	$22	$—	$22	$4	$—	$4
Wealth management	7,520	—	7,520	7,350	—	7,350
Other, net	1	22	23	—	23	23
Total noninterest income	$7,543	$22	$7,565	$7,354	$23	$7,377

Insurance Division
Insurance commissions	$9,419	$—	$9,419	$9,212	$—	$9,212
Other, net	—	—	—	4	—	4
Total noninterest income	$9,419	$—	$9,419	$9,216	$—	$9,216

Consolidated
Service charges on deposit accounts	$10,857	$—	$10,857	$10,832	$—	$10,832
Bank card and other fees	6,552	74	6,626	6,476	24	6,500
Mortgage banking, net	—	11,265	11,265	—	10,185	10,185
Insurance commissions	9,419	—	9,419	9,212	—	9,212
Wealth management	7,567	—	7,567	7,413	—	7,413
Other, net	1,441	(382)	1,059	2,344	(453)	1,891
Total noninterest income	$35,836	$10,957	$46,793	$36,277	$9,756	$46,033
(1)	Trustmark elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
(2)

Noninterest income not in scope for FASB ASC Topic 606 includes customer derivatives revenue and miscellaneous credit card fee income within bank card and other fees; mortgage banking, net; amortization of tax credits, accretion of the FDIC indemnification asset, cash surrender value on various life insurance policies, earnings on Trustmark’s non-qualified deferred compensation plans, other partnership investments and rental income within other, net; and security gains (losses), net.

Note 11 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark Capital Accumulation Plan

Trustmark maintained a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Capital Accumulation Plan (the “Plan”) in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.  As a result of the termination of the Plan, each participant became fully vested in their accrued benefits under the Plan.  Final distributions were completed during the second quarter of 2017.

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

The following table presents information regarding the net periodic benefit cost for the Plan and the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$69	$63
Interest cost	83	665
Expected return on plan assets	(57)	(108)
Recognized net loss due to lump sum settlements	40	—
Recognized net actuarial loss	142	565
Net periodic benefit cost	$277	$1,185

For the plan year ending December 31, 2018, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $275 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2018 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$29	$35
Interest cost	495	561
Amortization of prior service cost	63	63
Recognized net actuarial loss	226	222
Net periodic benefit cost	$813	$881

Note 12 – Stock and Incentive Compensation Plans

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

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards vest over three years and are granted to Trustmark’s executive and senior management teams.  Performance awards granted vest based on performance goals of return on average tangible equity and total shareholder return.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement shares if performance measures exceed 100%.  The restricted share agreement provides for voting rights and dividend privileges.

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended March 31, 2018
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	213,516	320,357
Granted	51,174	116,325
Released from restriction	(54,144)	(98,392)
Forfeited	(24,626)	(380)
Nonvested shares, end of period	185,920	337,910

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Performance awards	$(106)	$105
Time-vested awards	891	848
Total compensation expense	$785	$953

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At March 31, 2018 and 2017, Trustmark had unused commitments to extend credit of $3.280 billion and $3.052 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2018 and 2017, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $103.5 million and $109.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2018 and 2017, the fair value of collateral held was $27.8 million and $33.7 million, respectively.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Basic shares	67,809	67,687
Dilutive shares	152	159
Diluted shares	67,961	67,846

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted-average antidilutive stock awards	54	43

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Income taxes paid	$—	$778
Interest expense paid on deposits and borrowings	13,902	7,190
Noncash transfers from loans to other real estate	2,010	1,766

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% at March 31, 2018 and 1.250% at December 31, 2017.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2018 and December 31, 2017 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,259,542	12.05%	6.375%	n/a
Trustmark National Bank	1,301,380	12.46%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,318,828	12.62%	7.875%	n/a
Trustmark National Bank	1,301,380	12.46%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,404,357	13.44%	9.875%	n/a
Trustmark National Bank	1,386,909	13.28%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,318,828	9.96%	4.00%	n/a
Trustmark National Bank	1,301,380	9.84%	4.00%	5.00%

At December 31, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,243,240	11.77%	5.750%	n/a
Trustmark National Bank	1,284,575	12.16%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,303,238	12.33%	7.250%	n/a
Trustmark National Bank	1,284,575	12.16%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,384,050	13.10%	9.250%	n/a
Trustmark National Bank	1,365,387	12.93%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,303,238	9.67%	4.00%	n/a
Trustmark National Bank	1,284,575	9.54%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 81 thousand shares of its common stock valued at $2.5 million during the three months ended March 31, 2018, compared to no shares repurchased during the three months ended March 31, 2017.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the net change in the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the periods presented ($ in thousands).  Reclassification adjustments related to securities available for sale are included in security gains (losses), net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 11 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(28,039)	$7,009	$(21,030)	$2,285	$(874)	$1,411
Change in net unrealized holding loss on securities transferred to held to maturity	965	(241)	724	1,232	(471)	761
Total securities available for sale and transferred securities	(27,074)	6,768	(20,306)	3,517	(1,345)	2,172
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(16)	47	63	(24)	39
Recognized net loss due to lump sum settlements	40	(9)	31	—	—	—
Change in net actuarial loss	368	(92)	276	787	(301)	486
Total pension and other postretirement benefit plans	471	(117)	354	850	(325)	525
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	427	(107)	320	57	(22)	35
Reclassification adjustment for (gain) loss realized in net income	(6)	1	(5)	99	(38)	61
Total cash flow hedge derivatives	421	(106)	315	156	(60)	96
Total other comprehensive income (loss)	$(26,182)	$6,545	$(19,637)	$4,523	$(1,730)	$2,793

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2018	$(26,535)	$(13,468)	$278	$(39,725)
Other comprehensive income (loss) before reclassification	(20,306)	—	320	(19,986)
Amounts reclassified from accumulated other comprehensive loss	—	354	(5)	349
Net other comprehensive income (loss)	(20,306)	354	315	(19,637)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Cuts and Jobs Act of 2017 (Tax Reform Act)	(5,694)	(2,890)	60	(8,524)
Balance at March 31, 2018	$(52,535)	$(16,004)	$653	$(67,886)

Balance at January 1, 2017	$(20,800)	$(24,980)	$(18)	$(45,798)
Other comprehensive income (loss) before reclassification	2,172	—	35	2,207
Amounts reclassified from accumulated other comprehensive loss	—	525	61	586
Net other comprehensive income (loss)	2,172	525	96	2,793
Balance at March 31, 2017	$(18,628)	$(24,455)	$78	$(43,005)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2018 and the year ended December 31, 2017.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$40,381	$—	$40,381	$—
Obligations of states and political subdivisions	75,013	—	75,013	—
Mortgage-backed securities	1,982,103	—	1,982,103	—
Securities available for sale	2,097,497	—	2,097,497	—
Loans held for sale	163,882	—	163,882	—
Mortgage servicing rights	94,850	—	—	94,850
Other assets - derivatives	5,790	1,780	2,337	1,673
Other liabilities - derivatives	3,810	237	3,573	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$45,285	$—	$45,285	$—
Obligations of states and political subdivisions	79,229	—	79,229	—
Mortgage-backed securities	2,114,121	—	2,114,121	—
Securities available for sale	2,238,635	—	2,238,635	—
Loans held for sale	180,512	—	180,512	—
Mortgage servicing rights	84,269	—	—	84,269
Other assets - derivatives	1,516	(1,013)	1,629	900
Other liabilities - derivatives	2,678	616	2,062	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	7,014	1,533
Additions	3,567	—
Sales	—	(760)
Balance, March 31, 2018	$94,850	$1,673

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2018	$9,521	$239

Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(921)	1,955
Additions	3,440	—
Sales	—	(811)
Balance, March 31, 2017	$82,758	$2,145

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2017	$1,466	$342

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2018, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2018, Trustmark had outstanding balances of $49.6 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $48.9 million at December 31, 2017.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $9.3 million were remeasured during the first three months of 2018, requiring write-downs of $788 thousand to reach their current fair values compared to $10.3 million of foreclosed assets that were remeasured during the first three months of 2017, requiring write-downs of $1.5 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments can be found in Note 18 – Fair Value included in Item 8 of Trustmark’s Annual Report on Form 10-K for the year ended December 31, 2017.

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017, are as follows ($ in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$315,388	$315,388	$336,383	$336,383
Securities held to maturity	1,023,975	998,043	1,056,486	1,046,247
Level 3 Inputs:
Net LHFI	8,432,750	8,255,486	8,493,234	8,507,469
Net acquired loans	211,182	211,182	257,438	257,438

Financial Liabilities:
Level 2 Inputs:
Deposits	10,975,801	10,974,198	10,577,512	10,577,858
Short-term liabilities	717,522	717,522	1,440,876	1,440,876
Long-term FHLB advances	929	853	946	946
Junior subordinated debt securities	61,856	49,485	61,856	45,773

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

On January 1, 2018, Trustmark adopted ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification)”, which required the use of the exit price notion when measuring the fair value of the LHFI portfolio.  Please refer to Note 20 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements for more information.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2018, a net loss of $504 thousand was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net gain of $3.6 million for the three months ended March 31, 2017.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2018 included $871 thousand of interest earned on the LHFS accounted for under the fair value option, compared to $1.1 million for the three months ended March 31, 2017.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $45.0 million and $48.2 million at March 31, 2018 and December 31, 2017, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018	December 31, 2017
Fair value of LHFS	$118,906	$132,300
LHFS contractual principal outstanding	116,870	129,347
Fair value less unpaid principal	$2,036	$2,953

Note 18 – Derivative Financial Instruments

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the three months ended March 31, 2018 and 2017.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $653 thousand at March 31, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $430 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $297.0 million at March 31, 2018 compared to $349.0 million at December 31, 2017.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $3.3 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $220.1 million at March 31, 2018, with a negative valuation adjustment of $210 thousand, compared to $182.1 million, with a negative valuation adjustment of $237 thousand, at December 31, 2017.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $131.9 million at March 31, 2018, with a positive valuation adjustment of $1.7 million, compared to $83.0 million, with a positive valuation adjustment of $900 thousand, as of December 31, 2017.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $336.1 million related to this program, compared to $351.9 million as of December 31, 2017.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of March 31, 2018 and December 31, 2017, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24 thousand and $80 thousand, respectively.  As of March 31, 2018, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both March 31, 2018 and December 31, 2017, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.5 million and $13.7 million, respectively.  At both March 31, 2018 and December 31, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2018 and December 31, 2017.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of March 31, 2018 and December 31, 2017 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2018	December 31, 2017
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$871	$451

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$1,584	$(1,088)
Exchange traded purchased options included in other assets	196	75
OTC written options (rate locks) included in other assets	1,673	900
Interest rate swaps included in other assets	1,465	1,175
Credit risk participation agreements included in other assets	1	3
Forward contracts included in other liabilities	210	237
Exchange traded written options included in other liabilities	237	616
Interest rate swaps included in other liabilities	3,361	1,819
Credit risk participation agreements included in other liabilities	2	6

	Three Months Ended March 31,
	2018	2017
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$6	$(99)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(5,418)	$(1,544)
Amount of gain (loss) recognized in bank card and other fees	55	(28)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$320	$35

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,336	$—	$2,336	$(138)	$(950)	$1,248

Offsetting of Derivative Liabilities
As of March 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,361	$—	$3,361	$(138)	$(100)	$3,123

Offsetting of Derivative Assets
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,626	$—	$1,626	$(311)	$—	$1,315

Offsetting of Derivative Liabilities
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,819	$—	$1,819	$(311)	$(100)	$1,408

Note 19 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For a complete overview of Trustmark’s operating segments, see Note 20 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2017 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s operating segments during the periods presented.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
General Banking
Net interest income	$101,621	$97,411
Provision for loan losses, net	4,111	1,157
Noninterest income	29,809	29,440
Noninterest expense	88,547	87,357
Income before income taxes	38,772	38,337
Income taxes	4,587	8,369
General banking net income	$34,185	$29,968

Selected Financial Information
Total assets	$13,388,149	$13,417,229
Depreciation and amortization	$9,211	$8,836

Wealth Management
Net interest income	$417	$129
Noninterest income	7,565	7,377
Noninterest expense	6,319	7,201
Income before income taxes	1,663	305
Income taxes	416	116
Wealth management net income	$1,247	$189

Selected Financial Information
Total assets	$7,955	$7,279
Depreciation and amortization	$26	$37

Insurance
Net interest income	$55	$50
Noninterest income	9,419	9,216
Noninterest expense	7,599	7,499
Income before income taxes	1,875	1,767
Income taxes	477	676
Insurance net income	$1,398	$1,091

Selected Financial Information
Total assets	$67,335	$65,853
Depreciation and amortization	$139	$158

Consolidated
Net interest income	$102,093	$97,590
Provision for loan losses, net	4,111	1,157
Noninterest income	46,793	46,033
Noninterest expense	102,465	102,057
Income before income taxes	42,310	40,409
Income taxes	5,480	9,161
Consolidated net income	$36,830	$31,248

Selected Financial Information
Total assets	$13,463,439	$13,490,361
Depreciation and amortization	$9,376	$9,031

Note 20 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Policies Recently Adopted

Except for the changes detailed below, Trustmark has consistently applied its accounting policies to all periods presented in the accompanying consolidated financial statements.

ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  Issued in February 2018, ASU 2018-02 seeks to help entities reclassify certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Reform Act, enacted on December 22, 2017.  ASU 2018-02 was issued in response to concerns regarding current guidance in GAAP that requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income, rather than net income, and as a result the stranded tax effects would not reflect the appropriate tax rate.  The amendments of ASU 2018-02 allow an entity to make a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects, which is the difference between the historical corporate income tax rate of 35.0% and the newly enacted corporate income tax rate of 21.0%.  ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2018; however, public business entities are allowed to early adopt the amendments of ASU 2018-02 in any interim period for which the financial statements have not yet been issued.  The amendments of ASU 2018-02 may be applied either at the beginning of the period (annual or interim) of adoption or retrospectively to each of the period(s) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Reform Act is recognized.  As a result of the re-measurement of Trustmark’s deferred tax assets following the enactment of the Tax Reform Act, accumulated other comprehensive loss included $8.5 million of stranded tax effects at December 31, 2017.  Trustmark early adopted the amendments of 2018-02 during the first quarter of 2018 and elected to reclassify the stranded tax effects from accumulated other comprehensive loss to retained earnings at the beginning of the period of adoption.  The reclassification of the stranded tax effects resulted in an $8.5 million increase in accumulated other comprehensive loss, net of tax and a corresponding increase in retained earnings.

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Issued in March 2017, ASU 2017-07 is designed to improve guidance related to the presentation of defined benefit costs in the income statement.  In particular, ASU No. 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  If a separate line item or items are used to present the other components of net benefit cost, then that line item or items must be appropriately described.  However, if a separate line item or items are not used, then the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed.  Additionally, ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable.  The amendments of ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on or after the adoption date, for capitalization of the service cost component in assets.  Management evaluated the amendments of this ASU and determined that the amendments of ASU 2017-07 would require a reclassification of the net periodic benefit cost, with the exception of the service cost component, from salaries and employee benefits to other expense on the consolidated statements of income for each period presented, which is not considered material to Trustmark’s consolidated financial statements.  Trustmark adopted the amendments of ASU 2017-07 effective January 1, 2018.  Trustmark elected the available practical expedient which allows Trustmark to use the amounts disclosed in its pension and other postretirement benefits footnote for the prior comparative periods for applying the retrospective presentation requirements.  As a result of the adoption of ASU 2017-07, Trustmark reclassified $885 thousand and $1.9 million of the net periodic benefit cost from salaries and employee benefits to other expense in the accompanying consolidated statements of income for the three months ended March 31, 2018 and 2017, respectively.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 became effective for Trustmark on January 1, 2018.  Trustmark’s investments in member bank stock, which are equity securities that do not have readily determinable fair values, are not within the scope of ASU 2016-01.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock” included in Item 8 of Trustmark’s 2017 Annual Report on Form 10-K for information regarding Trustmark’s investment in member bank stock.  Adoption of the amendments of ASU 2016-01 resulted in changes to Trustmark’s fair value related disclosures, specifically amendments (iii) which eliminated the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet and (iv) which required the use of the exit price notion when measuring the fair value of the LHFI portfolio.  Changes to Trustmark’s fair value related disclosures are presented in Note 17 – Fair Value of this report.  The adoption of ASU 2016-01 did not have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  The amendments of ASU 2014-09 and all subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 606, became effective for Trustmark on January 1, 2018.  Trustmark elected to adopt these amendments using the modified retrospective method (cumulative effect method) of application for only those contracts not completed as of the date of adoption; therefore, comparative information has not been adjusted and continues to be reported under legacy GAAP.  Trustmark’s contracts with customers are primarily for a term of one year or less and substantially all of Trustmark’s contracts were completed as of January 1, 2018.  Management determined that approximately 23% of the revenues earned by Trustmark are within the scope of ASU 2014-09, and, for most of the revenue streams within the scope of ASU 2014-09, the amendments do not change the timing or amount of revenue recognized.  No cumulative adjustment was recorded as a result of the adoption of ASU 2014-09.  Disclosures required by the amendments of ASU 2014-09 are presented in Note 10 – Revenue from Contracts with Customers of this report.  The adoption of ASU 2014-09 did not have a material impact on Trustmark’s consolidated financial statements.  Changes in Trustmark’s accounting policies as a result of adopting the amendments of ASU 2014-09 included the following:

Bank Card and Other Fees

Previously, Trustmark recognized interchange fee revenue from point of sale transactions in full as noninterest income in bank card and other fees and recorded a separate expense as noninterest expense in other expense for the amounts payable to the payment network.  Under the guidelines of FASB ASC Topic 606, Trustmark records the amounts payable to the payment network for point of sale transactions as noninterest income in bank card and other fees and, therefore, reports revenue from interchange fee contracts net of the considered for which Trustmark is not entitled.

Insurance Commissions

Commissions subject to clawback provisions are considered variable consideration subject to variable constraint under FASB ASC Topic 606.  Previously, FBBI recognized revenue from insurance contracts in full when the commissions were invoiced or received and recorded a negative commission amount at the time the commissions were paid back to the insurance provider as a result of a policy cancellation or lapse.  No allowance for doubtful accounts was previously recorded related to the commission revenue subject to clawback provisions.  As a result of the adoption of FASB ASC Topic 606, FBBI calculates a separate weighted-average percentage (returned commissions percentage) based on actual cancellations over the previous three years for commercial lines, bonds, and personal lines.  FBBI applies the respective returned commissions percentage to the commission revenue earned related to insurance contracts within these three lines each month to calculate the estimated returned commissions amount, which represents the variable consideration subject to variable constraint.  Revenue from insurance contracts is reported net of the estimated returned commissions amount (contra-revenue) and a corresponding liability is recorded in other liabilities.  FBBI performs an analysis of the returned commissions reserve quarterly and adjusts the reserve balance based on all available information including actual cancellations and the remaining term of the contract.  The returned commissions percentage is updated annually.

Wealth Management

A portion of the revenue received by Trustmark from investment services and trust tax contracts are payable to third-parties for related services rendered and represents consideration for which Trustmark is not entitled under FASB ASC Topic 606.  Previously, Trustmark recognized revenue from investment services and trust tax contracts in full as noninterest income in wealth management and recorded a separate expense for services rendered related to these contracts as noninterest expense in other expense.  Under FASB ASC Topic 606, Trustmark records expenses for services rendered related to these contracts as noninterest income in wealth management (contra-revenue) and, as a result, revenue from wealth management contracts is reported net of the amount for which Trustmark is not entitled.

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

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  Trustmark plans to adopt these amendments during the first quarter of 2019.  As of March 31, 2018, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-08 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark has established a Current Expected Credit Loss (CECL) Steering Committee and a CECL Working Group which include the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.  Trustmark selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with amendments of ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate the impact to Trustmark.  Trustmark intends to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date.

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

The following provides a narrative discussion and analysis of Trustmark Corporation’s (Trustmark) financial condition and results of operations.  This discussion should be read in conjunction with the unaudited consolidated financial statements and the supplemental financial data included in Part I. Item 1. – Financial Statements of this report.

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2018, TNB had total assets of $13.461 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 199 offices and 2,905 full-time equivalent associates (measured at March 31, 2018) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $148.9 million for the three months ended March 31, 2018, an increase of 3.7% when compared to the same time period in 2017.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2018, to shareholders of record on June 1, 2018.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during the first three months of 2018; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the impact of further tightening of the monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the potential impact on the economy of the current presidential administration’s policies.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the April 2018 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest to moderate pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted modest growth in manufacturing activity, expansion of retail sales, residential construction and real estate activity (though limited housing inventory continues to constrain home sales), improvement in commercial real estate and construction, increased loan demand and growth in the energy sector.  Reports by the twelve Federal Reserve Districts also suggested that various sectors, including manufacturing, agriculture and transportation, have concerns regarding the impact of newly imposed and proposed tariffs.  Reports by the three Federal Reserve Districts covering the southeast United States, which include Trustmark’s five key market regions, suggested that economic activity increased at a modest pace during the reporting period, with most businesses reporting positive outlooks for the near term.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace with optimistic outlooks for steady growth in the near-term, labor markets remained tight and wage growth was modest, retail sales remained stable and increased manufacturing.  The Federal Reserve’s Sixth District also reported that residential real estate activity increased slightly and commercial real estate demand continued to improve, but cautioned that the rate of improvement varied by metropolitan area, submarket, and property type.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved at a modest pace, labor markets remained tight with modest growth in wages, improvements in consumer spending, modest improvements in residential real estate conditions and continued growth in the banking sectors driven by robust activity in commercial and industrial loans.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded at a moderate pace and accelerated growth in the nonfinancial services and energy sectors.  The Federal Reserve’s Eleventh District also reported increased demand for loans with stronger growth seen in commercial and industrial loans and commercial real estate loans, loan pricing increased and a tightening in credit standards and terms.  The Federal Reserve’s Eleventh District also reported increased rig count and drilling and completion activity and positive outlooks for 2018, supported by oil prices holding at levels at which firms can profitably increase drilling.

During March 2018, the FRB increased the target range for the federal funds rate as anticipated and continued reducing the size of its balance sheet.  It is not possible to predict the impact, if any, on market interest rates of efforts by the FRB to reduce the size of its balance sheet.  The extended period of low interest rates continues to place pressure on net interest margins for Trustmark (as well as its competitors); however, interest rates have increased during the first three months of 2018 and the FRB has indicated that it intends to continue to raise rates in 2018.  Any increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $36.8 million, or basic and diluted earnings per share (EPS) of $0.54, in the first quarter of 2018, compared to $31.2 million, or basic and diluted EPS of $0.46, in the first quarter of 2017.  The increase in net income when the first quarter of 2018 is compared to the same time period in 2017 was principally due to the increase in total revenue (primarily due to increases in interest and fees on loans held for sale (LHFS) and loans held for investment (LHFI)) and the decline in income taxes as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), partially offset by an increase in the provision for loan losses, net.  These factors are discussed in greater detail below.  Trustmark’s reported performance during the quarter ended March 31, 2018 produced a return on average tangible equity of 13.05%, a return on average assets of 1.10%, an average equity to average assets ratio of 11.55% and a dividend payout ratio of 42.59%, compared to a return on average tangible equity of 11.39%, a return on average assets of 0.95%, an average equity to average assets ratio of 11.47% and a dividend payout ratio of 50.00% during the quarter ended March 31, 2017.

Total revenue, which is defined as net interest income plus noninterest income, was $148.9 million for the three months ended March 31, 2018, an increase of $5.3 million, or 3.7%, when compared to the same time period in 2017.  The increase in total revenue for the three months ended March 31, 2018 was principally the result of increases in interest and fees on LHFS and LHFI and mortgage banking, net, partially offset by an increase in interest on deposits.

Interest and fees on LHFS and LHFI for the three months ended March 31, 2018 increased $12.3 million, or 15.4%, compared to the same time period in 2017, primarily due to an increase in the LHFI portfolio.  LHFI totaled $8.514 billion at March 31, 2018, an increase of $509.3 million, or 6.4%, when compared to March 31, 2017, as a result of net growth across all categories in Trustmark’s LHFI portfolio primarily within the Alabama, Mississippi and Florida market regions.  Mortgage banking, net for the three months ended March 31, 2018 increased $1.1 million, or 10.6%, when compared to the same time period in 2017, principally due to an increase in gain on sales of loans, net.  Interest expense on deposits for the three months ended March 31, 2018 increased $5.5 million when compared to the same time period in 2017, principally due to rising interest rates in general, accompanied by increases in average balances of all categories of interest-bearing accounts.

Income taxes for the first three months of 2018 decreased $3.7 million, or 40.2%, when compared to the same time period in 2017, principally due to the enactment of the Tax Reform Act in December 2017 which lowered the federal statutory corporate tax rate from 35.0% to 21.0%.  Please see the section captioned “Income Taxes,” for additional information regarding Trustmark’s income tax expense.

Trustmark’s provision for loan losses, LHFI for the three months ended March 31, 2018 totaled $4.0 million, an increase of $1.2 million, or 43.4%, when compared to a provision for loan losses, LHFI of $2.8 million for the three months ended March 31, 2017.  The increase in the provision for loan losses, LHFI when the first quarter of 2018 is compared to the same time period in 2017 was primarily due to an increase in the amount of provision expense related to new and existing impaired LHFI partially offset by declines in provision expense related to changes in quantitative and qualitative reserve factors.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended March 31, 2018 totaled $150 thousand, an increase of $1.8 million when compared to a negative provision of $1.6 million for the three months ended March 31, 2017.  The increase in the provision for loan losses, acquired loans when the first quarter of 2018 is compared to the same time period in 2017 was primarily due to changes in expectations based on the periodic re-estimations performed during the respective periods partially offset by a decline in acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $4.1 million for the first three months of 2018, an increase of $3.0 million when compared to the same time period in 2017.

At March 31, 2018, nonperforming assets, excluding acquired loans, totaled $108.3 million, a decrease of $2.6 million, or 2.3%, compared to December 31, 2017, as a result of the decline in other real estate partially offset by an increase in nonaccrual LHFI.  Total nonaccrual LHFI were $68.7 million at March 31, 2018, representing an increase of $1.1 million, or 1.7%, relative to December 31, 2017, principally due to two substandard commercial credits moving to nonaccrual status during the first three months of 2018.  Other real estate declined $3.7 million, or 8.5%, during the first three months of 2018 primarily due to properties sold in Trustmark’s

Florida, Alabama, Tennessee and Mississippi market regions partially offset by new properties foreclosed in the Mississippi, Florida and Alabama market regions.

LHFI totaled $8.514 billion at March 31, 2018, a decrease of $56.0 million, or 0.7%, compared to December 31, 2017.  The decrease in LHFI during the first three months of 2018 represented net run-off in all loan categories, with the exception of LHFI secured by 1-4 family residential properties and LHFI secured by nonfarm, nonresidential properties primarily in Trustmark’s Mississippi, Tennessee and Texas market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Both classified and criticized LHFI balances remained at low levels and continue to reflect strong credit quality during the first three months of 2018.  As of March 31, 2018, classified LHFI balances decreased $10.7 million, or 5.0%, while criticized LHFI balances decreased $14.7 million, or 5.8%, when compared to balances at December 31, 2017.  All of the credits have been reserved for appropriately.

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

Total deposits were $10.976 billion at March 31, 2018, an increase of $398.3 million, or 3.8% compared to December 31, 2017.  During the first three months of 2018, noninterest-bearing deposits increased $26.4 million, or 0.9%, primarily due to growth in consumer demand deposit accounts, while interest-bearing deposits increased $371.9 million, or 4.9%, primarily due to growth in public interest checking accounts, money market deposit accounts and consumer savings accounts, reflecting increases in interest rates in general.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Short-term borrowings totaled $717.5 million at March 31, 2018, a decrease of $723.4 million, or 50.2%, when compared to December 31, 2017.  The decrease in short-term borrowings during the first three months of 2018 was primarily due to a $525.0 million decrease in the outstanding balance of short-term FHLB advances, as maturing short-term advances with the FHLB of Dallas were not replaced, as well as a $160.0 million decline in upstream federal funds purchased as a result of increases in interest rates and changes in Trustmark’s funding needs.

Recent Legislative and Regulatory Developments

In April 2018, the federal banking agencies issued a notice of proposed rulemaking to revise their regulatory capital rules to address the Current Expected Credit Losses (CECL) accounting standard, and provide an option to phase in the day-one regulatory capital effects of the adoption of the CECL accounting standard over three years.  Under the proposed rules, an institution that is required to adopt the CECL accounting standard beginning the first quarter of 2020, such as Trustmark, would be able to make a one-time election to phase in the effects of the accounting standard on its regulatory capital calculations, such that the effects of adopting the CECL accounting standard on regulatory capital would be fully phased in as of the first quarter of 2023.  For additional information regarding Trustmark’s implementation of the CECL accounting standard, see the section captioned “Pending Accounting Pronouncements – ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” included in Note 20 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements in Part I. Item 1. – Financial Statements of this report.

During April 2016, the Department of Labor (DOL) issued a final rule related to fiduciary standards that apply to the provision of advice to clients with respect to the investing of certain of their retirement accounts.  The final rule expands the definition of a fiduciary under the Employee Retirement Income Security Act of 1974, as amended.  Those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners generally must either avoid payments that create conflicts of interest or satisfy an exemption from these requirements issued by the DOL.  Under exemptions adopted with the rule, financial institutions will generally be obligated to acknowledge their status and the status of their individual advisers as “fiduciaries.”  Among other obligations, firms and advisers will be required to make prudent investment recommendations that are in their clients’ best interests and charge only reasonable compensation.  Additionally, the rule requires certain disclosures to be made to the client, and ongoing compliance must be monitored and documented.  On June 9, 2017, following a 60-day extension of the final rule’s applicability date, certain provisions of the final rule became applicable, including provisions that apply to Trustmark.  The remaining provisions of the final rule are scheduled to be phased in by July 1, 2019.  It is not clear if that applicability date will be further delayed or how the DOL will respond to a recent federal appellate court decision invalidating the fiduciary rule in the federal circuit covering Mississippi, Texas and Louisiana.  Management does not expect the final DOL rule to have a significant impact on the results of operations or financial condition of Trustmark or TNB.

In addition, on April 18, 2018, the SEC proposed a rule concerning the standards of conduct for financial professionals.  The SEC’s proposed rule would require broker-dealers to act in the best interest of their retail customers when recommending securities and to provide additional disclosure about the scope and terms of the relationship.  The proposed rule would clarify the fiduciary duty that an investment advisor owes to its clients and would specify that investment advisors have an affirmative duty of utmost good faith and full and fair disclosure of all material facts to their investors.  It is not clear when or if a final rule or guidance will be adopted and how the comments received might alter the provisions now in the proposals.  Management is engaged in a review of the potential impact the SEC’s proposed rule may have on the results of operations or financial condition of Trustmark or TNB.

On May 11, 2018, TNB will be required to comply with the Financial Crimes Enforcement Network’s (FinCEN) final rule requiring the collection and verification of information relating to the beneficial owners of certain legal entity customers.  TNB has modified its customer forms and internal systems in order to comply with the final rule.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K.

Selected Financial Data

The following table presents financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Income
Total interest income	$115,640	$104,906
Total interest expense	13,547	7,316
Net interest income	102,093	97,590
Provision for loan losses, LHFI	3,961	2,762
Provision for loan losses, acquired loans	150	(1,605)
Noninterest income	46,793	46,033
Noninterest expense	102,465	102,057
Income before income taxes	42,310	40,409
Income taxes	5,480	9,161
Net Income	$36,830	$31,248

Total Revenue (1)	$148,886	$143,623

Per Share Data
Basic earnings per share	$0.54	$0.46
Diluted earnings per share	0.54	0.46
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	9.50%	8.27%
Return on average tangible equity	13.05%	11.39%
Return on average assets	1.10%	0.95%
Average equity/average assets	11.55%	11.47%
Net interest margin (fully taxable equivalent)	3.46%	3.49%
Dividend payout ratio	42.59%	50.00%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	-0.03%	0.08%
Provision for loan losses/average loans	0.19%	0.14%
Nonperforming loans/total loans (incl LHFS)	0.79%	0.75%
Nonperforming assets/total loans (incl LHFS) plus other real estate	1.24%	1.42%
Allowance for loan losses/total loans (excl LHFS)	0.95%	0.91%

March 31,	2018	2017
Consolidated Balance Sheets
Total assets	$13,463,439	$13,490,361
Securities	3,121,472	3,521,621
Total loans (including LHFS and acquired loans)	8,893,343	8,396,989
Deposits	10,975,801	10,104,472
Total shareholders' equity	1,570,137	1,537,961

Stock Performance
Market value - close	$31.16	$31.79
Book value	23.17	22.71
Tangible book value	17.34	17.02

Capital Ratios
Total equity/total assets	11.66%	11.40%
Tangible equity/tangible assets	9.00%	8.80%
Tangible equity/risk-weighted assets	11.25%	11.49%
Tier 1 leverage ratio	9.96%	9.86%
Common equity tier 1 risk-based capital ratio	12.05%	12.19%
Tier 1 risk-based capital ratio	12.62%	12.79%
Total risk-based capital ratio	13.44%	13.61%

(1)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income
(2)	Excludes acquired loans

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2018	2017
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,572,514	$1,533,098
Less: Goodwill		(379,627)	(366,156)
Identifiable intangible assets		(15,782)	(19,950)
Total average tangible equity		$1,177,105	$1,146,992

PERIOD END BALANCES
Total shareholders' equity		$1,570,137	$1,537,961
Less: Goodwill		(379,627)	(366,156)
Identifiable intangible assets		(14,963)	(19,117)
Total tangible equity	(a)	$1,175,547	$1,152,688

TANGIBLE ASSETS
Total assets		$13,463,439	$13,490,361
Less: Goodwill		(379,627)	(366,156)
Identifiable intangible assets		(14,963)	(19,117)
Total tangible assets	(b)	$13,068,849	$13,105,088
Risk-weighted assets	(c)	$10,449,352	$10,031,410

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$36,830	$31,248
Plus: Intangible amortization net of tax		1,049	966
Net income adjusted for intangible amortization		$37,879	$32,214
Period end shares outstanding	(d)	67,775,068	67,729,434

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		13.05%	11.39%
Tangible equity/tangible assets	(a)/(b)	9.00%	8.80%
Tangible equity/risk-weighted assets	(a)/(c)	11.25%	11.49%
Tangible book value	(a)/(d)*1,000	$17.34	$17.02

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,570,137	$1,537,961
AOCI-related adjustments		67,886	43,005
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(366,248)	(347,085)
Other adjustments and deductions for CET1 (2)		(12,233)	(10,803)
CET1 capital	(e)	1,259,542	1,223,078
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		(714)	(159)
Additional tier 1 capital		59,286	59,841
Tier 1 Capital		$1,318,828	$1,282,919

Common equity tier 1 risk-based capital ratio	(e)/(c)	12.05%	12.19%

(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a FTE basis using the federal statutory corporate tax rate in effect for each of the periods shown.  Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances are immaterial.

Net interest income-FTE for the three months ended March 31, 2018 increased $2.9 million, or 2.8%, when compared with the same time period in 2017.  The net interest margin for the three months ended March 31, 2018 decreased 3 basis points to 3.46% when compared to the same time period in 2017.  Included in this result is an approximately 6 basis point decline when compared to the same time period in 2017 due to the enactment of the Tax Reform Act, which reduced the fully tax equivalent adjustment as a result of the lower corporate tax rate.  This compression was partially offset by the run off of maturing investment securities.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three months ended March 31, 2018 declined 1 basis point to 3.37% when compared to the same time period in 2017, due to the factors discussed above.

Average interest-earning assets for the first three months of 2018 were $12.332 billion compared to $11.903 billion for the same time period in 2017, an increase of $428.9 million, or 3.6%.  The growth in average earning assets during the first three months of 2018 was primarily due to an increase in average loans (LHFS and LHFI) of $562.5 million, or 7.0%, partially offset by a decrease in average total securities of $260.8 million, or 7.5%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $509.3 million, or 6.4%, increase in the LHFI portfolio when balances at March 31, 2018 are compared to balances at March 31, 2017.  This increase represented net growth across all categories in Trustmark’s LHFI portfolio primarily within the Alabama, Mississippi and Florida market regions.  The decrease in average total securities was primarily due to sales, calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities as well as declines in the fair market value of the securities available for sale.

During the first three months of 2018, interest and fees on LHFS and LHFI-FTE increased $10.9 million, or 13.0%, when compared to the same time period in 2017, due to growth in LHFI, while the yield on loans (LHFS and LHFI) increased 24 basis points to 4.45% as a result of increases in interest rates during the period.  During the first three months of 2018, interest on securities-FTE decreased $2.2 million, or 10.6%, compared to the same time period in 2017, due to the run off of maturing investment securities.  The yield on total securities for the first three months of 2018 decreased 8 basis points to 2.30% compared to the same time period in 2017.  As a result of these factors, interest income-FTE increased $9.1 million, or 8.3%, when the first three months of 2018 is compared to the same time period in 2017, while the yield on total earning assets increased 17 basis points to 3.91%.

Average interest-bearing liabilities for the first three months of 2018 totaled $8.982 billion compared to $8.652 billion for the same time period in 2017, an increase of $331.0 million, or 3.8%.  The increase in average interest-bearing liabilities was principally due to the increase in average interest-bearing deposits partially offset by declines in average federal funds purchased and securities sold under repurchase agreements and average other borrowings.  Average interest-bearing deposits for the first three months of 2018 increased $938.8 million, or 13.5%, when compared to the same time period in 2017, due to growth in all categories of average interest-bearing deposits as a result of increases in interest rates in general as well as the deposits acquired in the Reliance merger.  Average federal funds purchased and securities sold under repurchase agreements for the first quarter of 2018 declined $221.1 million, or 44.3%, when compared to the same time period in 2017, primarily due to a decrease in upstream federal funds purchased as a result of increases in interest rates and changes in funding needs.  Average other borrowings decreased $386.7 million, or 32.2%, when the first three months of 2018 is compared to the same time period in 2017, primarily reflecting a decrease in the balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.

Total interest expense for the first three months of 2018 increased $6.2 million, or 85.2%, when compared with the same time period in 2017 due primarily to an increase in interest on deposits, in conjunction with increasing interest rates in general.  Interest on deposits increased $5.5 million while the rate on interest-bearing deposits increased 26 basis points to 0.49% when the first three months of 2018 is compared to the same time period in 2017.  Interest on federal funds purchased and securities sold under repurchase agreements decreased $36 thousand, or 5.2%, while the rate increased 40 basis points to 0.97% when the first three months of 2018 is compared to the same time period in 2017, principally due to increases in the target range for the federal funds rate by the FRB.  Other interest expense increased $721 thousand, or 27.0%, while the rate on other borrowings increased 79 basis points to 1.69% when the first three months of 2018 is compared to the same time period in 2017 reflecting an increase in rates.  As a result of these factors, the overall yield on interest-bearing liabilities increased 27 basis points to 0.61% when the first three months of 2018 is compared with the first three months of 2017.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018			2017

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$478	$2	1.70%	$397	$1	1.02%
Securities - taxable	3,146,865	17,506	2.26%	3,376,854	19,197	2.31%
Securities - nontaxable	90,706	824	3.68%	121,531	1,300	4.34%
Loans (LHFS and LHFI)	8,636,967	94,712	4.45%	8,074,449	83,790	4.21%
Acquired loans	243,152	4,877	8.13%	250,482	5,189	8.40%
Other earning assets	213,985	934	1.77%	79,515	267	1.36%
Total interest-earning assets	12,332,153	118,855	3.91%	11,903,228	109,744	3.74%
Cash and due from banks	336,642			310,542
Other assets	1,030,738			1,235,469
Allowance for loan losses, net	(82,304)			(83,394)
Total Assets	$13,617,229			$13,365,845

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,890,580	9,491	0.49%	$6,951,805	3,945	0.23%
Federal funds purchased and securities sold under repurchase agreements	277,877	662	0.97%	498,963	698	0.57%
Other borrowings	814,013	3,394	1.69%	1,200,737	2,673	0.90%
Total interest-bearing liabilities	8,982,470	13,547	0.61%	8,651,505	7,316	0.34%
Noninterest-bearing demand deposits	2,881,374			3,008,176
Other liabilities	180,871			173,066
Shareholders' equity	1,572,514			1,533,098
Total Liabilities and Shareholders' Equity	$13,617,229			$13,365,845
Net Interest Margin		105,308	3.46%		102,428	3.49%

Less tax equivalent adjustment		3,215			4,838

Net Interest Margin per Consolidated Statements of Income		$102,093			$97,590

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $4.0 million for the three months ended March 31, 2018, an increase of $1.2 million, or 43.4%, when compared to the same time period in 2017.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The increase in the provision for loan losses, acquired loans when the three months ended March 31, 2018 is compared to the same time period in 2017 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods partially offset by a decline in acquired loan balances.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017
BancTrust	$(283)	$(1,207)
Bay Bank	377	(198)
Heritage	68	(200)
Reliance	(12)	—
Total provision for loan losses, acquired loans	$150	$(1,605)

Noninterest Income

Noninterest income represented 31.4% and 32.1% of total revenue, before securities gains (losses), net, for the three months ended March 31, 2018 and 2017, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Service charges on deposit accounts	$10,857	$10,832	$25	0.2%
Bank card and other fees	6,626	6,500	126	1.9%
Mortgage banking, net	11,265	10,185	1,080	10.6%
Insurance commissions	9,419	9,212	207	2.2%
Wealth management	7,567	7,413	154	2.1%
Other, net	1,059	1,891	(832)	-44.0%
Total Noninterest Income before securities gains (losses), net	46,793	46,033	760	1.7%
Security gains (losses), net	—	—	—	—
Total Noninterest Income	$46,793	$46,033	$760	1.7%

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations” of this report.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Mortgage servicing income, net	$5,588	$5,458	$130	2.4%
Change in fair value-MSR from runoff	(2,507)	(2,387)	(120)	-5.0%
Gain on sales of loans, net	4,585	3,550	1,035	29.2%
Other, net	295	772	(477)	-61.8%
Mortgage banking income before hedge ineffectiveness	7,961	7,393	568	7.7%
Change in fair value-MSR from market changes	9,521	1,466	8,055	n/m
Change in fair value of derivatives	(6,217)	1,326	(7,543)	n/m
Net positive (negative) hedge ineffectiveness	3,304	2,792	512	18.3%
Mortgage banking, net	$11,265	$10,185	$1,080	10.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three months ended March 31, 2018 when compared to the same time period in 2017 was principally due to an increase in the amount of gain on sales of loans, net.   Mortgage loan production for the three months ended March 31, 2018 was $289.1 million, a decrease of $14.4 million, or 4.7%, when compared to the same time period in 2017.  Loans serviced for others totaled $6.654 billion at March 31, 2018, compared with $6.425 billion at March 31, 2017, an increase of $229.7 million, or 3.6%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the three months ended March 31, 2018 is compared to the same time period in 2017, was primarily the result of higher profit margins in secondary marketing activities.  Loan sales totaled $237.2 million for the three months ended March 31, 2018, a decrease of $22.9 million, or 8.8%, when compared with the same time period in 2017.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,202)	$(2,274)	$72	3.2%
Increase in life insurance cash surrender value	1,738	1,714	24	1.4%
Other miscellaneous income	1,523	2,451	(928)	-37.9%
Total other, net	$1,059	$1,891	$(832)	-44.0%

The decrease in other income, net when the three months ended March 31, 2018 is compared to the same time period in 2017 was primarily due to a decrease in other miscellaneous income principally as a result of gains on sales of premises and equipment during the first quarter of 2017.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Salaries and employee benefits	$58,475	$55,389	$3,086	5.6%
Services and fees	15,746	15,332	414	2.7%
Net occupancy-premises	6,502	6,238	264	4.2%
Equipment expense	6,099	5,998	101	1.7%
Other real estate expense:
Write-downs	788	1,464	(676)	-46.2%
Net (gain) loss on sale	(414)	(470)	56	11.9%
Carrying costs	492	765	(273)	-35.7%
Total other real estate expense	866	1,759	(893)	-50.8%
FDIC assessment expense	2,995	2,640	355	13.4%
Other expense	11,782	14,701	(2,919)	-19.9%
Total noninterest expense	$102,465	$102,057	$408	0.4%

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended March 31, 2018 is compared to the same time period in 2017 was principally due to increases in salaries and incentive compensation as a result of general merit increases.  Trustmark adopted FASB Accounting Standard Update (ASU) 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018. As a result adopting ASU 2017-07, Trustmark was required to reclassify $885 thousand and $1.9 million of net periodic benefit cost, excluding the service cost component, from salaries and employee benefits to other expense for the three months ended March 31, 2018 and 2017, respectively.

Other Real Estate Expense

The decrease in other real estate expense for the three months ended March 31, 2018 when compared to the same time period in 2017 was principally due to declines in write-downs of other real estate and real estate tax expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Loan expense	$2,791	$2,792	$(1)	—
Amortization of intangibles	1,397	1,564	(167)	-10.7%
Defined benefit plans non-service cost reclass from salaries and employee benefits	885	1,913	(1,028)	-53.7%
Other miscellaneous expense	6,709	8,432	(1,723)	-20.4%
Total other expense	$11,782	$14,701	$(2,919)	-19.9%

The decrease in other expense for the first quarter of 2018 when compared to the same time period in 2017 was primarily due to declines in various miscellaneous expenses as well as a decrease in defined benefit plan expense principally due to the termination of the Trustmark Capital Accumulation Plan (the Plan).  In order to terminate the Plan, in accordance with Internal Revenue Service and Pension Benefit Guaranty Corporation requirements, Trustmark was required to fully fund the Plan on a termination basis and contributed the additional assets necessary to do so, prior to the final distributions being made during the second quarter of 2017.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2018 and 2017.

General Banking

Net interest income for the General Banking Division increased $4.2 million, or 4.3%, when the three months ended March 31, 2018 is compared with the same time period in 2017.  The increase in net interest income was primarily due to increases in interest and fees on LHFS and LHFI partially offset by an increase in interest on deposits and a decline in interest on securities.  The provision for loan losses, net for the three months ended March 31, 2018 totaled $4.1 million compared to $1.2 million for the same period in 2017, an increase of $3.0 million.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division increased $369 thousand, or 1.3%, during the first three months of 2018 compared to the same time period in 2017.  Noninterest income for the General Banking Division represented 22.7% of total revenue for this segment for the first three months of 2018 as opposed to 23.2% for the same time period in 2017.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities losses, net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division increased $1.2 million, or 1.4%, during the first three months of 2018 compared with the same time period in 2017, principally due to increases in salaries and employee benefits, primarily as a result of general merit increases, and services and fees, primarily related to data processing software expenses, partially offset by a decline in other real estate expense, primarily due to declines in write-downs of other real estate and real estate tax expense.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first three months of 2018, net income for the Wealth Management Division increased $1.1 million when compared to the same time period in 2017.  Noninterest income, which includes income related to investment management, trust and brokerage services, increased $188 thousand, or 2.5%, when the first three months of 2018 is compared to the same time period in 2017.  The slight increase in noninterest income for the Wealth Management Division was primarily attributable to an increase in commissions generated by the brokerage services unit.  Noninterest expense for the Wealth Management Division decreased $882 thousand, or 12.2%, during the first three months of 2018 compared to the same time period in 2017, principally due to a decrease in other miscellaneous expense.

At March 31, 2018 and 2017, Trustmark held assets under management and administration of $10.317 billion and $10.694 billion, respectively, and brokerage assets of $1.774 billion and $1.670 billion, respectively.

Insurance

Net income for the Insurance Division during the first three months of 2018 increased $307 thousand, or 28.1%, compared to the same time period in 2017.  Noninterest income for the Insurance Division increased $203 thousand, or 2.2%, when the first three months of 2018 is compared to the same time period in 2017.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $9.4 million for the first quarter of 2018, an increase of $207 thousand, or 2.2%, compared to the first quarter of 2017.  The increase in insurance commissions during the first three months of 2018 when compared to the same time period in 2017 was primarily due to new business commission volume primarily in property and casualty coverage as well as increases in other commission income.  Noninterest expense for the Insurance Division increased $100 thousand, or 1.3%, when the first three months of 2018 is compared to the same time period in 2017, primarily due to higher salaries expense resulting from modest general merit increases.

Income Taxes

For the three months ended March 31, 2018, Trustmark’s combined effective tax rate was 13.0%, compared to 22.7% for the same time period in 2017.  The decrease in the effective tax rate for the three months ended March 31, 2018, compared to the same time period in 2017, was primarily due to the enactment of the Tax Reform Act.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.332 billion, or 90.6% of total average assets, for the three months ended March 31, 2018, compared to $11.903 billion, or 89.1% of total average assets, for the three months ended March 31, 2017, an increase of $428.9 million, or 3.6%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.8 years at both March 31, 2018 and December 31, 2017.

When compared with December 31, 2017, total investment securities decreased by $173.6 million, or 5.3%, during the first three months of 2018.  This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities as well as a net decline in the fair market value of the securities available for sale.  Trustmark sold no securities during the first three months of 2018 and 2017.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $18.5 million ($13.9 million net of tax) compared to $19.5 million ($12.0 million net of tax) at December 31, 2017.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At March 31, 2018, available for sale securities totaled $2.097 billion, which represented 67.2% of the securities portfolio, compared to $2.239 billion, or 67.9%, at December 31, 2017.  At March 31, 2018, unrealized losses, net on available for sale securities totaled $51.5 million compared to $23.5 million at December 31, 2017.  At March 31, 2018, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2018, held to maturity securities totaled $1.024 billion and represented 32.8% of the total securities portfolio, compared with $1.056 billion, or 32.1%, at December 31, 2017.

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

As of March 31, 2018, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2018 ($ in thousands):

	March 31, 2018
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,074,484	96.5%	$2,022,484	96.4%
Aa1 to Aa3	50,916	2.4%	51,303	2.5%
Baa1 to Baa3	211	—	206	—
Not Rated (1)	23,420	1.1%	23,504	1.1%
Total securities available for sale	$2,149,031	100.0%	$2,097,497	100.0%

Securities Held to Maturity
Aaa	$977,964	95.5%	$951,413	95.3%
Aa1 to Aa3	33,493	3.3%	34,013	3.5%
Baa1 to Baa3	407	—	412	—
Not Rated (1)	12,111	1.2%	12,205	1.2%
Total securities held to maturity	$1,023,975	100.0%	$998,043	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2018, approximately 96.4% of the available for sale securities, measured at the estimated fair value, and 95.5% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At March 31, 2018, LHFS totaled $163.9 million, consisting of $118.9 million of residential real estate mortgage loans in the process of being sold to third parties and $45.0 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2017, LHFS totaled $180.5 million, consisting of $132.3 million of residential real estate mortgage loans in the process of being sold to third parties and $48.2 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2018 or 2017.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due Loans Held for Sale (LHFS)” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$986,188	11.6%	$987,624	11.5%
Secured by 1-4 family residential properties	1,698,885	20.0%	1,675,311	19.6%
Secured by nonfarm, nonresidential properties	2,257,899	26.5%	2,193,823	25.6%
Other real estate secured	425,664	5.0%	517,956	6.1%
Commercial and industrial loans	1,561,967	18.3%	1,570,345	18.3%
Consumer loans	168,469	2.0%	171,918	2.0%
State and other political subdivision loans	936,014	11.0%	952,483	11.1%
Other loans	478,899	5.6%	500,507	5.8%
LHFI	$8,513,985	100.0%	$8,569,967	100.0%

LHFI decreased $56.0 million, or 0.7%, compared to December 31, 2017.  The decrease in LHFI during the first three months of 2018 represented net run-off in all loan categories, with the exception of LHFI secured by 1-4 family residential properties and LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) primarily in Trustmark’s Mississippi, Tennessee and Texas market regions.

LHFI secured by real estate decreased $6.1 million, or 0.1%, during the first three months of 2018 principally due to declines in LHFI secured by other real estate, which was largely offset by growth in NFNR LHFI and LHFI secured by 1-4 family residential properties.  LHFI secured by other real estate declined $92.3 million, or 17.8%, during the first three months of 2018, primarily due to declines in LHFI secured by multi-family residential properties across all five market regions.  NFNR LHFI increased $64.1 million, or 2.9%, during the first three months of 2018, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $17.1 million, or 0.8%, during the first three months of 2018 primarily due to declines in both non-owner occupied and owner occupied loans in the Mississippi, Texas and Tennessee market regions.  LHFI secured by 1-4 family residential properties increased $23.6 million, or 1.4%, during the first three months of 2018, primarily due to growth in mortgage loans in the Mississippi, Alabama and Florida market regions.

Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At March 31, 2018 and December 31, 2017, energy-related LHFI had outstanding balances of approximately $195.2 million and $226.5 million, respectively, which represented approximately 2.3% of Trustmark’s total LHFI portfolio at March 31, 2018 compared to approximately 2.6% of the total LHFI portfolio at December 31, 2017.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The other loans portfolio, which includes lending to nonprofits, financial intermediaries and real estate investment trusts, decreased $21.6 million, or 4.3%, during the first three months of 2018, which primarily represented run-off in Trustmark’s Mississippi and Texas market regions partially offset by growth in the Alabama market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2018	December 31, 2017
Home equity loans	$48,495	$47,032
Home equity lines of credit	403,916	407,627
Percentage of loans and lines for which Trustmark holds first lien	60.8%	60.7%
Percentage of loans and lines for which Trustmark does not hold first lien	39.2%	39.3%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2018 and December 31, 2017 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	March 31, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$178,590	$807,598	$986,188
Secured by 1- 4 family residential properties	970,168	728,717	1,698,885
Secured by nonfarm, nonresidential properties	1,343,064	914,835	2,257,899
Other real estate secured	135,717	289,947	425,664
Commercial and industrial loans	595,520	966,447	1,561,967
Consumer loans	149,505	18,964	168,469
State and other political subdivision loans	842,088	93,926	936,014
Other loans	206,288	272,611	478,899
LHFI	$4,420,940	$4,093,045	$8,513,985

	December 31, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$253,744	$733,880	$987,624
Secured by 1- 4 family residential properties	1,632,853	42,458	1,675,311
Secured by nonfarm, nonresidential properties	1,385,217	808,606	2,193,823
Other real estate secured	153,851	364,105	517,956
Commercial and industrial loans	522,613	1,047,732	1,570,345
Consumer loans	151,685	20,233	171,918
State and other political subdivision loans	863,262	89,221	952,483
Other loans	238,315	262,192	500,507
LHFI	$5,201,540	$3,368,427	$8,569,967

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

The following table presents the LHFI composition by region at March 31, 2018 and reflects a diversified mix of loans by region ($ in thousands):

	March 31, 2018
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$986,188	$350,661	$60,705	$281,582	$20,428	$272,812
Secured by 1-4 family residential properties	1,698,885	111,756	49,456	1,430,525	90,317	16,831
Secured by nonfarm, nonresidential properties	2,257,899	417,309	228,019	935,116	142,576	534,879
Other real estate secured	425,664	76,262	2,471	211,356	11,930	123,645
Commercial and industrial loans	1,561,967	221,467	22,148	788,547	346,888	182,917
Consumer loans	168,469	21,845	4,676	122,027	17,638	2,283
State and other political subdivision loans	936,014	82,261	28,185	602,043	24,613	198,912
Other loans	478,899	67,408	17,013	307,852	47,868	38,758
LHFI	$8,513,985	$1,348,969	$412,673	$4,679,048	$702,258	$1,371,037

Construction, Land Development and Other Land Loans by Region
Lots	$56,150	$14,303	$14,456	$22,368	$1,586	$3,437
Development	51,113	5,277	7,298	23,352	406	14,780
Unimproved land	91,838	13,048	14,505	31,874	13,891	18,520
1-4 family construction	198,651	65,877	11,816	85,337	1,806	33,815
Other construction	588,436	252,156	12,630	118,651	2,739	202,260
Construction, land development and other land loans	$986,188	$350,661	$60,705	$281,582	$20,428	$272,812

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$321,962	$90,321	$52,846	$105,837	$17,914	$55,044
Office	217,886	60,820	20,915	70,956	5,626	59,569
Nursing homes/senior living	185,545	20,643	—	158,572	6,330	—
Hotel/motel	279,788	56,295	60,164	55,766	34,698	72,865
Mini-storage	133,013	14,249	6,238	43,575	552	68,399
Industrial	87,509	11,396	9,295	15,795	3,476	47,547
Health care	34,264	10,471	771	20,154	—	2,868
Convenience stores	30,576	2,847	—	17,367	831	9,531
Other	91,338	13,520	14,572	16,620	7,627	38,999
Total non-owner occupied loans	1,381,881	280,562	164,801	504,642	77,054	354,822
Owner-occupied:
Office	160,852	27,109	20,512	70,398	5,124	37,709
Churches	95,883	17,277	6,508	49,319	17,592	5,187
Industrial warehouses	141,520	10,264	2,974	56,096	14,734	57,452
Health care	114,396	24,202	5,838	67,202	2,999	14,155
Convenience stores	101,933	12,762	12,431	51,667	1,275	23,798
Retail	50,748	15,248	6,596	20,258	1,836	6,810
Restaurants	32,272	2,817	666	24,977	1,897	1,915
Auto dealerships	31,372	8,754	155	12,964	9,499	—
Other	147,042	18,314	7,538	77,593	10,566	33,031
Total owner-occupied loans	876,018	136,747	63,218	430,474	65,522	180,057
Loans secured by nonfarm, nonresidential properties	$2,257,899	$417,309	$228,019	$935,116	$142,576	$534,879

Allowance for Loan Losses, LHFI

Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual LHFI considered impaired, estimated identified losses on various pools of LHFI and/or groups of risk rated LHFI with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance, please see Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI included in Part I. Item 1. – Financial Statements of this report.

At March 31, 2018, the allowance for loan losses, LHFI, was $81.2 million, an increase of $4.5 million, or 5.9%, when compared with December 31, 2017.  The increase in the allowance for loan loss during the first three months of 2018 was principally due to an increase in specific reserves for new and existing impaired LHFI partially offset by decreases in reserves required as a result of changes in the qualitative and quantitative reserve factors.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, decreased to 314.28% at March 31, 2018, compared to 320.84% at December 31, 2017 principally due to the decrease in the allowance for loan losses, LHFI, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $81.2 million allowance for loan losses, LHFI, represented 1.04% of commercial LHFI and 0.64% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.95% as of March 31, 2018.  This compares with an allowance to total LHFI of 0.90% at December 31, 2017, which was allocated to commercial LHFI at 0.95% and to consumer and mortgage LHFI at 0.68%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
LHFI charged-off	(2,542)	(232)	(53)	(1,950)	(297)	(10)
Recoveries	3,083	148	1,013	1,683	188	51
Net (charge-offs) recoveries	541	(84)	960	(267)	(109)	41
Provision for loan losses, LHFI	3,961	618	(863)	2,664	(268)	1,810
Balance at end of period	$81,235	$11,007	$2,916	$46,785	$5,050	$15,477

	Three Months Ended March 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(4,202)	(185)	(137)	(3,562)	(304)	(14)
Recoveries	2,620	119	292	1,803	221	185
Net (charge-offs) recoveries	(1,582)	(66)	155	(1,759)	(83)	171
Provision for loan losses, LHFI	2,762	1,189	3	1,826	208	(464)
Balance at end of period	$72,445	$8,311	$3,058	$43,077	$5,926	$12,073

Recoveries exceeded charge-offs for the three months ended March 31, 2018 resulting in net recoveries of $541 thousand compared to net charge-offs of $1.6 million for the three months ended March 31, 2017.  The increase in net recoveries for the first quarter of 2018 compared to the same time period in 2017 was primarily a result of a decline in charge-offs in the Mississippi market region and an increase in recoveries in the Florida market region.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first three months of 2018 totaled 0.19% of average loans (LHFS and LHFI), compared with 0.14% of average loans (LHFS and LHFI) for the same time period in 2017.  The increase in the provision for loan losses, LHFI when the first quarter of 2018 is compared to the same time period in 2017 was primarily due to an increase in the amount of provision expense related to new and existing impaired LHFI partially offset by declines in provision expense related to changes in quantitative and qualitative reserve factors.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at March 31, 2018 and December 31, 2017 ($ in thousands):

	March 31, 2018	December 31, 2017
Nonaccrual LHFI
Alabama	$3,121	$3,083
Florida	2,116	3,034
Mississippi	48,600	49,129
Tennessee	5,530	4,436
Texas	9,329	7,893
Total nonaccrual LHFI	68,696	67,575
Other real estate
Alabama	8,962	11,714
Florida	12,550	13,937
Mississippi	15,737	14,260
Tennessee	1,523	2,535
Texas	782	782
Total other real estate	39,554	43,228
Total nonperforming assets	$108,250	$110,803

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.24%	1.26%

Loans past due 90 days or more
LHFI	$1,419	$2,171

LHFS - Guaranteed GNMA serviced loans (1)	$34,826	$35,544

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2018, nonaccrual LHFI totaled $68.7 million, or 0.79% of total LHFS and LHFI, reflecting an increase of $1.1 million, or 0.01% of total LHFS and LHFI, relative to December 31, 2017.  The increase in nonaccrual LHFI was principally due to two substandard commercial credits moving to nonaccrual status during the first three months of 2018.  As of March 31, 2018, nonaccrual energy-related LHFI totaled $21.6 million and represented 11.1% of Trustmark’s total energy-related portfolio, compared to $22.0 million, or 9.7% of Trustmark’s total energy-related portfolio, as of December 31, 2017.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual LHFI” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2018 decreased $3.7 million, or 8.5%, when compared with December 31, 2017.  The decrease in other real estate was primarily due to properties sold in Trustmark’s Florida, Alabama, Tennessee and Mississippi market regions partially offset by new properties foreclosed in the Mississippi, Florida and Alabama market regions.

As of March 31, 2018, Trustmark had no covered other real estate.  The remaining loss-share agreement with the Federal Deposit Insurance Corporation (FDIC), which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	2,010	225	773	1,012	—	—
Disposals	(4,896)	(1,423)	(2,104)	(412)	(957)	—
Write-downs	(788)	(500)	(56)	(177)	(55)	—
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$39,554	$8,962	$12,550	$15,737	$1,523	$782

	Three Months Ended March 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions	1,766	70	—	1,368	328	—
Disposals	(6,385)	(1,776)	(214)	(1,686)	(1,816)	(893)
Write-downs	(1,464)	(330)	(791)	(354)	11	—
Balance at end of period	$55,968	$13,953	$21,577	$14,974	$4,706	$758

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $676 thousand, or 46.2%, when the first three months of 2018 is compared to the same time period in 2017.  The decrease in write-downs on other real estate during the first three months of 2018 compared to the same time period in 2017 was primarily due to decreases in write-downs of other real estate properties in the Florida and Mississippi market regions, partially offset by increases in write-downs of other real estate properties in the Alabama market region.

For additional information regarding other real estate, including covered other real estate, see Note 7 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

As of March 31, 2018 and December 31, 2017, acquired loans consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$17,575	$23,586
Secured by 1-4 family residential properties	49,289	61,751
Secured by nonfarm, nonresidential properties	100,285	114,694
Other real estate secured	14,581	16,746
Commercial and industrial loans	21,808	31,506
Consumer loans	1,920	2,600
Other loans	10,018	10,634
Acquired loans	215,476	261,517
Less allowance for loan losses, acquired loans	4,294	4,079
Net acquired loans	$211,182	$257,438

During the first three months of 2018, acquired loans decreased $46.0 million, or 17.6%, compared to balances at December 31, 2017, primarily due to pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $15.0 million to $25.0 million during the second quarter of 2018.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 6.0% to 7.0% for the second quarter of 2018.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 5 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.976 billion at March 31, 2018 compared to $10.578 billion at December 31, 2017, an increase of $398.3 million, or 3.8%.  During the first three months of 2018, noninterest-bearing deposits increased $26.4 million, or 0.9%, primarily due to growth in consumer demand deposit accounts, while interest-bearing deposits increased $371.9 million, or 4.9%, primarily due to growth in public interest checking accounts, money market deposit accounts and consumer savings accounts, reflecting increases in interest rates in general.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $717.5 million at March 31, 2018, a decrease of $723.4 million, or 50.2%, when compared with $1.441 billion at December 31, 2017, primarily due to decrease in the outstanding balance of short-term FHLB advances, as maturing short-term advances with the FHLB of Dallas were not replaced, as well as a decline in upstream federal funds purchased as a result of increases in interest rates and changes in Trustmark’s funding needs which resulted in increased liquidity due to growth in deposits and securities run-off.  Other short-term borrowings decreased $528.4 million, or 54.4%, during the first three months of 2018, primarily due to the maturity of $400.0 million in short-term FHLB advances and prepayment of the $250.0 million short-term advance with the FHLB of Dallas that was reclassified to short-term in May 2017, partially offset by $125.0 million of short-term FHLB advances obtained during the first quarter of 2018.  Federal funds purchased and securities sold under repurchase agreements totaled $274.8 million at March 31, 2018 compared to $469.8 million at December 31, 2017, a decrease of $195.0 million, or 41.5%.  Of these amounts $104.8 million and $139.8 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $170.0 million at March 31, 2018, a decrease of $160.0 million when compared with $330.0 million at December 31, 2017.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” of Note 13 – Contingencies included in Part I. Item 1. – Financial Statements of this report.

Off-Balance Sheet Arrangements

Information required in this section is set forth under the heading “Lending Related” of Note 13 – Contingencies included in Part I. Item 1. – Financial Statements of this report.

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2017.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2018, Trustmark’s total shareholders’ equity was $1.570 billion, a slight decrease of $1.6 million, or 0.1%, when compared to December 31, 2017.  During the first three months of 2018, shareholders’ equity decreased primarily as a result of a decrease in the fair market value of securities available for sale of $21.0 million, net of tax, and common stock dividends of $15.7 million, partially offset by net income of $36.8 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% at March 31, 2018 and 1.250% at December 31, 2017.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2018 and December 31, 2017.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2018 and 2017 were $0.23.  Trustmark’s indicated dividend for 2018 is $0.92 per common share, which is the same as dividends per common share in 2017.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $10.772 billion for the first three months of 2018 and represented approximately 79.1% of average liabilities and shareholders’ equity, compared to average deposits of $9.960 billion, which represented 74.5% of average liabilities and shareholders’ equity for the first three months of 2017.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2018, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $22.2 million compared to $38.6 million at December 31, 2017.  At both March 31, 2018 and December 31, 2017, Trustmark had no outstanding brokered CDs.

At March 31, 2018, Trustmark had $170.0 million in upstream federal funds purchased, compared to $330.0 million at December 31, 2017.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $375.0 million of outstanding short-term advances and no outstanding long-term advances at March 31, 2018, compared to $900.0 million of outstanding short-term advances and no outstanding long-term advances at December 31, 2017.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $2.278 billion at March 31, 2018.

In addition, at March 31, 2018, Trustmark had $929 thousand in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $958 thousand at December 31, 2017.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At March 31, 2018, Trustmark had approximately $781.9 million available in unencumbered agency securities compared to $1.299 billion at December 31, 2017.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017 as well as increased collateral requirements due to the increase in public deposits.

Another borrowing source is the Discount Window.  At March 31, 2018, Trustmark had approximately $1.074 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.042 billion at December 31, 2017.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2018, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2018 and 2017.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $653 thousand March 31, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $430 thousand will be reclassified as a decrease to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $352.0 million at March 31, 2018, with a positive valuation adjustment of $1.5 million, compared to $265.0 million, with a positive valuation adjustment of $663 thousand at December 31, 2017.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $297.0 million at March 31, 2018 compared to $349.0 million at December 31, 2017.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $3.3 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in the net positive ineffectiveness was primarily due to higher interest rates during the first three months of 2018 compared the same time period in 2017.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $336.1 million related to this program, compared to $351.9 million as of December 31, 2017.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of March 31, 2018 and December 31, 2017, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24 thousand and $80 thousand, respectively.  As of March 31, 2018, Trustmark had posted collateral of $100 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both March 31, 2018 and December 31, 2017, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.5 million and $13.7 million, respectively.  At both March 31, 2018 and December 31, 2017, Trustmark had entered into six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2018 and December 31, 2017.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2018 and 2017.  At March 31, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2018	2017
+200 basis points	-1.0%	-0.2%
+100 basis points	-0.5%	—
-100 basis points	-3.4%	-6.2%

As shown in the table above, the interest rate shocks for the first three months of 2018 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2018 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2018 and 2017.  At March 31, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2018	2017
+200 basis points	4.0%	6.3%
+100 basis points	2.4%	3.8%
-100 basis points	-8.3%	-12.1%

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

At March 31, 2018, the MSR fair value was approximately $94.9 million, compared to $82.8 million at March 31, 2017.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2018, would be a decline in fair value of approximately $2.9 million and $3.7 million, respectively, compared to a decline in fair value of approximately $2.8 million and $3.1 million, respectively, at March 31, 2017.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2017 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2018.

For additional information regarding Trustmark’s basis of presentation and accounting policies, see Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation included in Part I. Item 1. – Financial Statements of this report.

Accounting Policies Recently Adopted and Pending Accounting Pronouncements

For a complete list of recently adopted and pending accounting policies and the impact on Trustmark, see Note 20 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements included in Part I. Item 1. – Financial Statements of this report.

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

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2018 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2018 to January 31, 2018	—	$—	—	$99,250
February 1, 2018 to February 28, 2018	—	—	—	99,250
March 1, 2018 to March 31, 2018	80,584	31.02	80,584	96,750
Total	80,584	$—	80,584
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-w	Second Amendment to Trustmark Corporation Deferred Compensation Plan (Master Plan Document).

10-x	First Amendment to Deferred Compensation Plan for Directors (Directors’ Deferred Fee Plan) of Trustmark National Bank.

10-y	First Amendment to Deferred Compensation Plan for Executives (Executive Deferral Plan-Group 1) of Trustmark National Bank.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	May 7, 2018	DATE:	May 7, 2018