Form 10-Q
period 2018-06-30
TRUSTMARK CORP
filed 2018-08-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018, there were 67,621,369 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Cash and due from banks (noninterest-bearing)	$387,119	$335,768
Federal funds sold and securities purchased under reverse repurchase agreements	—	615
Securities available for sale (at fair value)	1,974,675	2,238,635
Securities held to maturity (fair value: $954,638-2018; $1,046,247-2017)	985,845	1,056,486
Loans held for sale (LHFS)	196,217	180,512
Loans held for investment (LHFI)	8,678,983	8,569,967
Less allowance for loan losses, LHFI	83,566	76,733
Net LHFI	8,595,417	8,493,234
Acquired loans	173,107	261,517
Less allowance for loan losses, acquired loans	3,046	4,079
Net acquired loans	170,061	257,438
Net LHFI and acquired loans	8,765,478	8,750,672
Premises and equipment, net	177,686	179,339
Mortgage servicing rights	97,411	84,269
Goodwill	379,627	379,627
Identifiable intangible assets, net	13,677	16,360
Other real estate	39,667	43,228
Other assets	507,863	532,442
Total Assets	$13,525,265	$13,797,953

Liabilities
Deposits:
Noninterest-bearing	$2,958,354	$2,978,074
Interest-bearing	8,114,081	7,599,438
Total deposits	11,072,435	10,577,512
Federal funds purchased and securities sold under repurchase agreements	477,891	469,827
Short-term borrowings	186,647	971,049
Long-term Federal Home Loan Bank (FHLB) advances	913	946
Junior subordinated debt securities	61,856	61,856
Other liabilities	141,451	145,062
Total Liabilities	11,941,193	12,226,252

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,621,111 shares - 2018; 67,746,094 shares - 2017	14,089	14,115
Capital surplus	361,715	369,124
Retained earnings	1,282,007	1,228,187
Accumulated other comprehensive loss, net of tax	(73,739)	(39,725)
Total Shareholders' Equity	1,584,072	1,571,701
Total Liabilities and Shareholders' Equity	$13,525,265	$13,797,953

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income
Interest and fees on LHFS & LHFI	$96,712	$84,988	$188,382	$164,395
Interest and fees on acquired loans	5,022	6,263	9,899	11,452
Interest on securities:
Taxable	16,894	19,377	34,400	38,574
Tax exempt	579	766	1,230	1,611
Interest on federal funds sold and securities purchased under reverse repurchase agreements	5	11	7	12
Other interest income	1,054	371	1,988	638
Total Interest Income	120,266	111,776	235,906	216,682
Interest Expense
Interest on deposits	12,139	5,107	21,630	9,052
Interest on federal funds purchased and securities sold under repurchase agreements	1,250	1,037	1,912	1,735
Other interest expense	1,713	3,628	5,107	6,301
Total Interest Expense	15,102	9,772	28,649	17,088
Net Interest Income	105,164	102,004	207,257	199,594
Provision for loan losses, LHFI	3,167	2,921	7,128	5,683
Provision for loan losses, acquired loans	(441)	(2,564)	(291)	(4,169)
Net Interest Income After Provision for Loan Losses	102,438	101,647	200,420	198,080
Noninterest Income
Service charges on deposit accounts	10,647	10,755	21,504	21,587
Bank card and other fees	7,070	7,370	13,696	13,870
Mortgage banking, net	9,046	9,008	20,311	19,193
Insurance commissions	10,735	9,745	20,154	18,957
Wealth management	7,478	7,674	15,045	15,087
Other, net	2,415	5,637	3,474	7,528
Security gains (losses), net	—	1	—	1
Total Noninterest Income	47,391	50,190	94,184	96,223
Noninterest Expense
Salaries and employee benefits	59,975	57,185	118,450	112,574
Defined benefit plan termination	—	17,644	—	17,644
Services and fees	16,322	15,009	32,068	30,341
Net occupancy - premises	6,550	6,210	13,052	12,448
Equipment expense	6,202	6,162	12,301	12,160
Other real estate expense, net	(93)	383	773	2,142
FDIC assessment expense	2,538	2,686	5,533	5,326
Other expense	12,306	16,796	24,088	31,497
Total Noninterest Expense	103,800	122,075	206,265	224,132
Income Before Income Taxes	46,029	29,762	88,339	70,171
Income taxes	6,216	5,727	11,696	14,888
Net Income	$39,813	$24,035	$76,643	$55,283

Earnings Per Share
Basic	$0.59	$0.35	$1.13	$0.82
Diluted	$0.59	$0.35	$1.13	$0.81

Dividends Per Share	$0.23	$0.23	$0.46	$0.46

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income per consolidated statements of income	$39,813	$24,035	$76,643	$55,283
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(6,955)	2,832	(27,985)	4,243
Less: adjustment for net (gains) losses realized in net income	—	(1)	—	(1)
Change in net unrealized holding loss on securities transferred to held to maturity	728	734	1,452	1,495
Pension and other postretirement benefit plans:
Net change in prior service costs	46	38	93	77
Recognized net loss due to lump sum settlement	30	—	61	—
Change in net actuarial loss	272	482	548	968
Recognized net loss due to defined benefit plan termination	—	10,492	—	10,492
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	99	(129)	419	(94)
Less: adjustment for (gain) loss realized in net income	(73)	48	(78)	109
Other comprehensive income (loss), net of tax	(5,853)	14,496	(25,490)	17,289
Comprehensive income	$33,960	$38,531	$51,153	$72,572

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2018	2017
Balance, January 1,	$1,571,701	$1,520,208
Net income per consolidated statements of income	76,643	55,283
Other comprehensive income (loss), net of tax	(25,490)	17,289
Common stock dividends paid	(31,347)	(31,397)
Common stock issued-net, long-term incentive plan	(1,422)	(1,639)
Repurchase and retirement of common stock	(7,877)	—
Compensation expense, long-term incentive plan	1,864	2,174
Balance, June 30,	$1,584,072	$1,561,918

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income per consolidated statements of income	$76,643	$55,283
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	6,837	1,514
Depreciation and amortization	19,534	18,729
Net amortization of securities	5,086	5,375
Securities (gains) losses, net	—	(1)
Gains on sales of loans, net	(9,999)	(8,550)
Deferred income tax provision	4,000	4,200
Proceeds from sales of loans held for sale	525,611	565,150
Purchases and originations of loans held for sale	(534,903)	(588,773)
Originations of mortgage servicing rights	(7,719)	(7,497)
Earnings on bank-owned life insurance	(2,639)	(2,487)
Net change in other assets	7,087	22,130
Net change in other liabilities	(2,658)	(5,676)
Other operating activities, net	(9,478)	2,588
Net cash provided by operating activities	77,402	61,985

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	71,817	90,340
Proceeds from maturities, prepayments and calls of securities available for sale	226,479	230,945
Proceeds from sales of securities available for sale	—	26,409
Purchases of securities held to maturity	—	(69,989)
Purchases of securities available for sale	(4,159)	(292,170)
Net proceeds from bank-owned life insurance	1,586	—
Net change in federal funds sold and securities purchased under reverse repurchase agreements	615	500
Net change in member bank stock	27,114	474
Net change in loans	(28,727)	(374,640)
Purchases of premises and equipment	(6,224)	(8,142)
Proceeds from sales of premises and equipment	651	7,696
Proceeds from sales of other real estate	10,681	15,948
Purchases of software	(7,359)	(2,267)
Investments in tax credit and other partnerships	(17)	(2,893)
Net cash used in business acquisition	—	(19,775)
Net cash provided by (used in) investing activities	292,457	(397,564)

Financing Activities
Net change in deposits	494,923	201,221
Net change in federal funds purchased and securities sold under repurchase agreements	8,064	(31,749)
Net change in short-term borrowings	(780,816)	192,799
Payments on long-term FHLB advances	(33)	(33)
Redemption of junior subordinated debt securities	—	(3,000)
Common stock dividends	(31,347)	(31,397)
Repurchase and retirement of common stock	(7,877)	—
Shares withheld to pay taxes, long-term incentive plan	(1,422)	(1,639)
Net cash provided by (used in) financing activities	(318,508)	326,202

Net change in cash and cash equivalents	51,351	(9,377)
Cash and cash equivalents at beginning of period	335,768	327,706
Cash and cash equivalents at end of period	$387,119	$318,329

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 198 offices at June 30, 2018 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2018 and December 31, 2017 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$37,384	$161	$(1,131)	$36,414	$3,714	$89	$—	$3,803
Obligations of states and political subdivisions	64,986	408	(46)	65,348	42,458	577	(101)	42,934
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	62,747	124	(2,626)	60,245	12,756	39	(291)	12,504
Issued by FNMA and FHLMC	753,124	192	(25,882)	727,434	123,377	22	(3,979)	119,420
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	925,705	166	(28,220)	897,651	627,470	40	(23,956)	603,554
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	191,538	200	(4,155)	187,583	176,070	63	(3,710)	172,423
Total	$2,035,484	$1,251	$(62,060)	$1,974,675	$985,845	$830	$(32,037)	$954,638

December 31, 2017
U.S. Government agency obligations	$45,763	$322	$(800)	$45,285	$3,692	$182	$—	$3,874
Obligations of states and political subdivisions	78,433	850	(54)	79,229	46,039	1,044	(59)	47,024
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	66,634	215	(1,103)	65,746	13,539	207	(73)	13,673
Issued by FNMA and FHLMC	824,872	827	(11,249)	814,450	133,975	210	(1,559)	132,626
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,028,176	1,808	(13,194)	1,016,790	678,926	1,209	(11,065)	669,070
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	218,252	426	(1,543)	217,135	180,315	1,102	(1,437)	179,980
Total	$2,262,130	$4,448	$(27,943)	$2,238,635	$1,056,486	$3,954	$(14,193)	$1,046,247

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $17.5 million ($13.2 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at June 30, 2018 and December 31, 2017 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$5,011	$(227)	$23,844	$(904)	$28,855	$(1,131)
Obligations of states and political subdivisions	12,932	(103)	3,546	(44)	16,478	(147)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	33,409	(1,091)	32,821	(1,826)	66,230	(2,917)
Issued by FNMA and FHLMC	503,290	(15,038)	329,200	(14,823)	832,490	(29,861)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	968,691	(25,537)	497,066	(26,639)	1,465,757	(52,176)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	280,890	(5,803)	59,159	(2,062)	340,049	(7,865)
Total	$1,804,223	$(47,799)	$945,636	$(46,298)	$2,749,859	$(94,097)

December 31, 2017
U.S. Government agency obligations	$5,214	$(113)	$29,432	$(687)	$34,646	$(800)
Obligations of states and political subdivisions	19,345	(80)	3,874	(33)	23,219	(113)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	37,304	(351)	29,446	(825)	66,750	(1,176)
Issued by FNMA and FHLMC	506,410	(4,219)	369,060	(8,589)	875,470	(12,808)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	755,013	(7,668)	534,955	(16,591)	1,289,968	(24,259)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	230,898	(1,719)	55,288	(1,261)	286,186	(2,980)
Total	$1,554,184	$(14,150)	$1,022,055	$(27,986)	$2,576,239	$(42,136)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2018.  There were no other-than-temporary impairments for the six months ended June 30, 2018 and 2017.

Security Gains and Losses

Gross realized gains or losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Available for Sale	2018	2017	2018	2017
Proceeds from calls and sales of securities	$—	$26,409	$—	$26,409
Gross realized gains	—	1	—	1
Gross realized (losses)	—	—	—	—

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.292 billion and $1.834 billion at June 30, 2018 and December 31, 2017, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both June 30, 2018 and December 31, 2017, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2018, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,282	$29,393	$170	$170
Due after one year through five years	43,102	43,515	40,892	41,326
Due after five years through ten years	3,392	3,331	5,110	5,241
Due after ten years	26,594	25,523	—	—
	102,370	101,762	46,172	46,737
Mortgage-backed securities	1,933,114	1,872,913	939,673	907,901
Total	$2,035,484	$1,974,675	$985,845	$954,638

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At June 30, 2018 and December 31, 2017, LHFI consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$1,038,745	$987,624
Secured by 1-4 family residential properties	1,742,496	1,675,311
Secured by nonfarm, nonresidential properties	2,321,734	2,193,823
Other real estate secured	397,538	517,956
Commercial and industrial loans	1,572,764	1,570,345
Consumer loans	175,261	171,918
State and other political subdivision loans	925,452	952,483
Other loans	504,993	500,507
LHFI	8,678,983	8,569,967
Allowance for loan losses, LHFI	(83,566)	(76,733)
Net LHFI	$8,595,417	$8,493,234

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2018, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At June 30, 2018 and December 31, 2017, the carrying amounts of nonaccrual LHFI were $61.4 million and $67.6 million, respectively.  Included in these amounts were $33.2 million and $23.2 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2018 and 2017.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$39	$80	$—	$119	$2,566	$1,036,060	$1,038,745
Secured by 1-4 family residential properties	4,089	1,307	309	5,705	16,753	1,720,038	1,742,496
Secured by nonfarm, nonresidential properties	863	412	—	1,275	7,997	2,312,462	2,321,734
Other real estate secured	140	—	43	183	69	397,286	397,538
Commercial and industrial loans	1,183	204	—	1,387	32,548	1,538,829	1,572,764
Consumer loans	1,281	340	163	1,784	174	173,303	175,261
State and other political subdivision loans	—	—	—	—	—	925,452	925,452
Other loans	40	4	14	58	1,256	503,679	504,993
Total	$7,635	$2,347	$529	$10,511	$61,363	$8,607,109	$8,678,983
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$391	$1	$—	$392	$2,105	$985,127	$987,624
Secured by 1-4 family residential properties	6,412	2,084	1,917	10,413	19,022	1,645,876	1,675,311
Secured by nonfarm, nonresidential properties	2,319	256	—	2,575	12,608	2,178,640	2,193,823
Other real estate secured	—	—	—	—	212	517,744	517,956
Commercial and industrial loans	759	1,233	12	2,004	33,338	1,535,003	1,570,345
Consumer loans	2,141	255	242	2,638	135	169,145	171,918
State and other political subdivision loans	350	39	—	389	—	952,094	952,483
Other loans	18	4	—	22	155	500,330	500,507
Total	$12,390	$3,872	$2,171	$18,433	$67,575	$8,483,959	$8,569,967
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

Trustmark’s individually evaluated impaired LHFI include all commercial nonaccrual relationships of $500 thousand or more, which are specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Topic 310-10-50-20 “Impaired Loans”, and are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a LHFI that has been individually evaluated for impairment is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off.  As subsequent events dictate and estimated net realizable values decline, required reserves may be established or further adjustments recorded.

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	June 30, 2018
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$2,007	$1,558	$208	$1,766	$60	$1,845
Secured by 1-4 family residential properties	5,885	707	3,908	4,615	42	4,654
Secured by nonfarm, nonresidential properties	6,724	6,148	370	6,518	133	7,420
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	37,891	14,347	17,225	31,572	8,499	27,153
Consumer loans	4	—	4	4	—	6
State and other political subdivision loans	—	—	—	—	—	—
Other loans	1,206	—	1,106	1,106	1,106	716
Total	$53,717	$22,760	$22,821	$45,581	$9,840	$41,794

	December 31, 2017
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,704	$1,206	$199	$1,405	$75	$1,923
Secured by 1-4 family residential properties	6,031	160	4,576	4,736	1,331	4,693
Secured by nonfarm, nonresidential properties	15,205	10,027	396	10,423	165	8,321
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	36,874	31,281	518	31,799	131	22,734
Consumer loans	17	—	17	17	—	9
State and other political subdivision loans	—	—	—	—	—	—
Other loans	556	—	556	556	41	325
Total	$60,387	$42,674	$6,262	$48,936	$1,743	$38,005
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

All loans whose terms have been modified in a TDR are evaluated for impairment under FASB ASC Topic 310, “Receivables”. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At June 30, 2018 and December 31, 2017, Trustmark held $546 thousand and $366 thousand, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  At both June 30, 2018 and December 31, 2017, Trustmark had no consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At June 30, 2018 and 2017, LHFI classified as TDRs totaled $34.5 million and $13.2 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $21.8 million and $9.5 million, respectively.  The remaining TDRs at June 30, 2018 and 2017 resulted from real estate loans discharged through Chapter 7 bankruptcy that were not reaffirmed or from payment or maturity extensions.  Trustmark had no material unused commitments on TDRs at June 30, 2018 and 2017.

For TDRs, Trustmark had a related loan loss allowance of $9.1 million and $506 thousand at June 30, 2018 and 2017, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $300 thousand for the six months ended June 30, 2018 compared to none for the six months ended June 30, 2017.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$22	$22	—	$—	$—
Loans secured by 1-4 family residential properties	12	1,634	1,193	9	834	839
Commercial and industrial loans	5	9,275	9,258	1	244	244
Consumer loans	3	4	4	—	—	—
Total	21	$10,935	$10,477	10	$1,078	$1,083

	Six Months Ended June 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$22	$22	1	$341	$325
Loans secured by 1-4 family residential properties	16	1,752	1,311	16	1,168	1,177
Commercial and industrial loans	6	11,746	11,729	1	244	244
Consumer loans	3	4	4	—	—	—
Total	26	$13,524	$13,066	18	$1,753	$1,746

	Six Months Ended June 30,
	2018		2017
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	1	$22	—	$—
Loans secured by 1-4 family residential properties	2	30	—	—
Commercial and industrial loans	3	7,414	2	—
Total	6	$7,466	2	$—

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

The following tables detail LHFI classified as TDRs by loan type at June 30, 2018 and 2017 ($ in thousands):

	June 30, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$208	$208
Secured by 1-4 family residential properties	501	3,407	3,908
Secured by nonfarm, nonresidential properties	—	370	370
Commercial and industrial loans	733	28,673	29,406
Consumer loans	—	4	4
Other loans	—	556	556
Total TDRs	$1,234	$33,218	$34,452

	June 30, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$641	$641
Secured by 1-4 family residential properties	—	3,589	3,589
Secured by nonfarm, nonresidential properties	—	802	802
Commercial and industrial loans	—	8,207	8,207
Consumer loans	—	1	1
Total TDRs	$—	$13,240	$13,240

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

To enhance this process, nonaccrual relationships of $500 thousand or more that are rated in one of the criticized categories are routinely reviewed to establish an expectation of loss, if any, and if such examination indicates that the level of reserve is not adequate to cover the expectation of loss, a special reserve or impairment is generally applied.

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

The tables below present LHFI by loan type and credit quality indicator at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$970,330	$337	$3,622	$212	$974,501
Secured by 1-4 family residential properties	126,253	100	4,098	65	130,516
Secured by nonfarm, nonresidential properties	2,282,660	3,953	34,558	495	2,321,666
Other real estate secured	396,830	—	387	—	397,217
Commercial and industrial loans	1,452,384	21,689	97,125	1,566	1,572,764
Consumer loans	—	—	—	—	—
State and other political subdivision loans	909,203	5,250	10,999	—	925,452
Other loans	494,525	509	5,139	105	500,278
Total	$6,632,185	$31,838	$155,928	$2,443	$6,822,394

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$63,761	$83	$—	$400	$64,244	$1,038,745
Secured by 1-4 family residential properties	1,591,476	4,605	309	15,590	1,611,980	1,742,496
Secured by nonfarm, nonresidential properties	68	—	—	—	68	2,321,734
Other real estate secured	321	—	—	—	321	397,538
Commercial and industrial loans	—	—	—	—	—	1,572,764
Consumer loans	173,303	1,621	163	174	175,261	175,261
State and other political subdivision loans	—	—	—	—	—	925,452
Other loans	4,715	—	—	—	4,715	504,993
Total	$1,833,644	$6,309	$472	$16,164	$1,856,589	$8,678,983

	December 31, 2017
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$922,563	$316	$3,780	$222	$926,881
Secured by 1-4 family residential properties	127,405	134	4,948	76	132,563
Secured by nonfarm, nonresidential properties	2,135,749	6,684	50,785	527	2,193,745
Other real estate secured	517,036	—	517	—	517,553
Commercial and industrial loans	1,437,590	28,780	103,089	886	1,570,345
Consumer loans	—	—	—	—	—
State and other political subdivision loans	936,420	5,850	10,213	—	952,483
Other loans	478,083	—	16,390	108	494,581
Total	$6,554,846	$41,764	$189,722	$1,819	$6,788,151

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,240	$342	$—	$161	$60,743	$987,624
Secured by 1-4 family residential properties	1,516,691	7,874	1,809	16,374	1,542,748	1,675,311
Secured by nonfarm, nonresidential properties	78	—	—	—	78	2,193,823
Other real estate secured	403	—	—	—	403	517,956
Commercial and industrial loans	—	—	—	—	—	1,570,345
Consumer loans	169,146	2,396	242	134	171,918	171,918
State and other political subdivision loans	—	—	—	—	—	952,483
Other loans	5,926	—	—	—	5,926	500,507
Total	$1,752,484	$10,612	$2,051	$16,669	$1,781,816	$8,569,967

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $34.7 million and $35.5 million at June 30, 2018 and December 31, 2017, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2018 or 2017.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$60	$7,830	$7,890
Secured by 1-4 family residential properties	42	9,620	9,662
Secured by nonfarm, nonresidential properties	133	23,869	24,002
Other real estate secured	—	2,379	2,379
Commercial and industrial loans	8,499	23,029	31,528
Consumer loans	—	2,974	2,974
State and other political subdivision loans	—	765	765
Other loans	1,106	3,260	4,366
Total allowance for loan losses, LHFI	$9,840	$73,726	$83,566

	December 31, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$75	$7,790	$7,865
Secured by 1-4 family residential properties	1,331	9,543	10,874
Secured by nonfarm, nonresidential properties	165	23,263	23,428
Other real estate secured	—	2,790	2,790
Commercial and industrial loans	131	22,720	22,851
Consumer loans	—	3,470	3,470
State and other political subdivision loans	—	789	789
Other loans	41	4,625	4,666
Total allowance for loan losses, LHFI	$1,743	$74,990	$76,733

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,766	$1,036,979	$1,038,745
Secured by 1-4 family residential properties	4,615	1,737,881	1,742,496
Secured by nonfarm, nonresidential properties	6,518	2,315,216	2,321,734
Other real estate secured	—	397,538	397,538
Commercial and industrial loans	31,572	1,541,192	1,572,764
Consumer loans	4	175,257	175,261
State and other political subdivision loans	—	925,452	925,452
Other loans	1,106	503,887	504,993
Total	$45,581	$8,633,402	$8,678,983

	December 31, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,405	$986,219	$987,624
Secured by 1-4 family residential properties	4,736	1,670,575	1,675,311
Secured by nonfarm, nonresidential properties	10,423	2,183,400	2,193,823
Other real estate secured	—	517,956	517,956
Commercial and industrial loans	31,799	1,538,546	1,570,345
Consumer loans	17	171,901	171,918
State and other political subdivision loans	—	952,483	952,483
Other loans	556	499,951	500,507
Total	$48,936	$8,521,031	$8,569,967

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$81,235	$72,445	$76,733	$71,265
Transfers (1)	782	—	782	—
Loans charged-off	(3,421)	(2,118)	(5,963)	(6,320)
Recoveries	1,803	2,936	4,886	5,556
Net (charge-offs) recoveries	(1,618)	818	(1,077)	(764)
Provision for loan losses, LHFI	3,167	2,921	7,128	5,683
Balance at end of period	$83,566	$76,184	$83,566	$76,184
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank & Trust Company (Bay Bank) merger on March 16, 2012, which were transferred from acquired loans to LHFI during the second quarter of 2018.

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended June 30, 2018 and 2017 ($ in thousands):

	2018
	Balance January 1,	Transfers (1)	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land	$7,865	$573	$(2)	$536	$(1,082)	$7,890
Secured by 1-4 family residential properties	10,874	127	(1,302)	342	(379)	9,662
Secured by nonfarm, nonresidential properties	23,428	103	(1,117)	36	1,552	24,002
Other real estate secured	2,790	(68)	—	12	(355)	2,379
Commercial and industrial loans	22,851	2	(178)	1,347	7,506	31,528
Consumer loans	3,470	45	(1,007)	1,037	(571)	2,974
State and other political subdivision loans	789	—	—	—	(24)	765
Other loans	4,666	—	(2,357)	1,576	481	4,366
Total allowance for loan losses, LHFI	$76,733	$782	$(5,963)	$4,886	$7,128	$83,566
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger on March 16, 2012, which were transferred from acquired loans to LHFI during the second quarter of 2018.

	2017
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land loans	$9,085	$(58)	$753	$(1,056)	$8,724
Secured by 1-4 family residential properties	10,347	(343)	904	(414)	10,494
Secured by nonfarm, nonresidential properties	20,967	(20)	236	3,467	24,650
Other real estate secured	2,263	—	26	905	3,194
Commercial and industrial loans	22,011	(2,186)	869	1,186	21,880
Consumer loans	3,241	(1,318)	978	413	3,314
State and other political subdivision loans	859	—	—	(100)	759
Other loans	2,492	(2,395)	1,790	1,282	3,169
Total allowance for loan losses, LHFI	$71,265	$(6,320)	$5,556	$5,683	$76,184

Note 5 – Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

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

At June 30, 2018 and December 31, 2017, acquired loans consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$11,900	$23,586
Secured by 1-4 family residential properties	36,419	61,751
Secured by nonfarm, nonresidential properties	85,117	114,694
Other real estate secured	9,862	16,746
Commercial and industrial loans	20,485	31,506
Consumer loans	1,700	2,600
Other loans	7,624	10,634
Acquired loans	173,107	261,517
Allowance for loan losses, acquired loans	(3,046)	(4,079)
Net acquired loans	$170,061	$257,438

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2017	$218,107	$42,743
Transfers (2)	—	(36,719)
Additions (3)	7,899	109,548
Accretion to interest income	14,924	1,578
Payments received, net	(68,317)	(39,208)
Other (4)	(361)	(74)
Change in allowance for loan losses, acquired loans	7,318	—
Carrying value, net at December 31, 2017	179,570	77,868
Transfers (5)(2)	(14,609)	(29,212)
Accretion to interest income	5,927	567
Payments received, net	(36,256)	(15,172)
Other (4)	249	96
Change in allowance for loan losses, acquired loans	1,033	—
Carrying value, net at June 30, 2018	$135,914	$34,147

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Loans acquired in the Reliance merger on April 7, 2017.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(5)	During the second quarter of 2018, Trustmark transferred the remaining loans acquired in the Bay Bank merger on March 16, 2012 from acquired impaired loans to LHFI.

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

	Six Months Ended June 30,
	2018	2017
Accretable yield at beginning of period	$(31,426)	$(38,918)
Accretion to interest income	5,927	7,278
Additions due to acquisitions (1)	—	(784)
(Additions) disposals, net	1,463	799
Transfers (2)	3,685	—
Reclassification from nonaccretable difference (3)	(2,547)	(3,957)
Accretable yield at end of period	$(22,898)	$(35,582)

(1)	Accretable yield on loans acquired from Reliance on April 7, 2017.
(2)	During the second quarter of 2018, Trustmark transferred the remaining loans acquired in the Bay Bank merger on March 16, 2012 from acquired impaired loans to LHFI.
(3)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$4,294	$10,006	$4,079	$11,397
Transfers (1)	(782)	—	(782)	—
Net (charge-offs) recoveries	(25)	(19)	40	195
Provision for loan losses, acquired loans	(441)	(2,564)	(291)	(4,169)
Balance at end of period	$3,046	$7,423	$3,046	$7,423
(1)	The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger which were transferred from acquired loans to LHFI during the second quarter of 2018.

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

The tables below present the acquired loans by loan type and credit quality indicator at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$7,310	$129	$3,560	$67	$11,066
Secured by 1-4 family residential properties		7,043	53	1,054	—	8,150
Secured by nonfarm, nonresidential properties		66,596	627	16,768	532	84,523
Other real estate secured		8,724	—	309	446	9,479
Commercial and industrial loans		11,039	14	6,976	2,456	20,485
Consumer loans		—	—	—	—	—
Other loans		4,967	—	2,657	—	7,624
Total acquired loans		$105,679	$823	$31,324	$3,501	$141,327

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$787	$34	$13	$—	$834	$11,900
Secured by 1-4 family residential properties	26,939	794	424	112	28,269	36,419
Secured by nonfarm, nonresidential properties	594	—	—	—	594	85,117
Other real estate secured	383	—	—	—	383	9,862
Commercial and industrial loans	—	—	—	—	—	20,485
Consumer loans	1,681	19	—	—	1,700	1,700
Other loans	—	—	—	—	—	7,624
Total acquired loans	$30,384	$847	$437	$112	$31,780	$173,107

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$17,150	$234	$4,690	$264	$22,338
Secured by 1-4 family residential properties		14,021	298	3,029	—	17,348
Secured by nonfarm, nonresidential properties		95,147	1,400	17,583	530	114,660
Other real estate secured		12,730	102	3,031	477	16,340
Commercial and industrial loans		22,157	15	7,585	1,749	31,506
Consumer loans		—	—	—	—	—
Other loans		5,874	18	4,742	—	10,634
Total acquired loans		$167,079	$2,067	$40,660	$3,020	$212,826

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,188	$46	$14	$—	$1,248	$23,586
Secured by 1-4 family residential properties	42,008	1,687	584	124	44,403	61,751
Secured by nonfarm, nonresidential properties	34	—	—	—	34	114,694
Other real estate secured	406	—	—	—	406	16,746
Commercial and industrial loans	—	—	—	—	—	31,506
Consumer loans	2,428	172	—	—	2,600	2,600
Other loans	—	—	—	—	—	10,634
Total acquired loans	$46,064	$1,905	$598	$124	$48,691	$261,517

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$34	$27	$35	$96	$—	$11,804	$11,900
Secured by 1-4 family residential properties	703	289	456	1,448	189	34,782	36,419
Secured by nonfarm, nonresidential properties	604	79	1,235	1,918	—	83,199	85,117
Other real estate secured	—	—	—	—	—	9,862	9,862
Commercial and industrial loans	—	—	612	612	—	19,873	20,485
Consumer loans	13	6	—	19	—	1,681	1,700
Other loans	—	—	—	—	—	7,624	7,624
Total acquired loans	$1,354	$401	$2,338	$4,093	$189	$168,825	$173,107

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$34	$90	$861	$985	$—	$22,601	$23,586
Secured by 1-4 family residential properties	1,691	614	654	2,959	302	58,490	61,751
Secured by nonfarm, nonresidential properties	467	73	898	1,438	—	113,256	114,694
Other real estate secured	132	—	—	132	—	16,614	16,746
Commercial and industrial loans	—	—	—	—	2	31,504	31,506
Consumer loans	16	156	—	172	—	2,428	2,600
Other loans	—	—	21	21	—	10,613	10,634
Total acquired loans	$2,340	$933	$2,434	$5,707	$304	$255,506	$261,517

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$84,269	$80,239
Origination of servicing assets	7,719	7,497
Change in fair value:
Due to market changes	11,264	175
Due to run-off	(5,841)	(5,283)
Balance at end of period	$97,411	$82,628

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At June 30, 2018, the fair value of the MSR included an assumed average prepayment speed of 7.01 CPR and an average discount rate of 10.28% compared to an assumed average prepayment speed of 8.39 CPR and an average discount rate of 10.28% at June 30, 2017.

Mortgage Loans Serviced/Sold

During the first six months of 2018 and 2017, Trustmark sold $515.6 million and $556.6 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $10.0 million for the first six months of 2018 compared to $8.6 million for the first six months of 2017.  The table below details the mortgage loans sold and serviced for others at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018	December 31, 2017
Federal National Mortgage Association	$4,145,823	$4,128,614
Government National Mortgage Association	2,452,399	2,421,456
Federal Home Loan Mortgage Corporation	64,686	47,071
Other	24,149	26,864
Total mortgage loans sold and serviced for others	$6,687,057	$6,624,005

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

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$1,000	$1,130
Provision for putback expenses	—	210
Other (1)	—	706
Balance at end of period	$1,000	$2,046
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 7 – Other Real Estate

At June 30, 2018, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$43,228	$62,051
Additions (1)	7,084	4,498
Disposals	(9,680)	(14,430)
Write-downs	(965)	(2,161)
Balance at end of period	$39,667	$49,958

Gains (losses), net on the sale of other real estate included in other real estate expense	$1,002	$1,518

(1)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

At June 30, 2018 and December 31, 2017, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Construction, land development and other land properties	$20,937	$27,491
1-4 family residential properties	5,772	5,081
Nonfarm, nonresidential properties	12,770	10,468
Other real estate properties	188	188
Total other real estate	$39,667	$43,228

At June 30, 2018 and December 31, 2017, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Alabama	$8,290	$11,714
Florida	9,789	13,937
Mississippi (1)	19,358	14,260
Tennessee (2)	1,486	2,535
Texas	744	782
Total other real estate	$39,667	$43,228

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 8 – Deposits

At June 30, 2018 and December 31, 2017, deposits consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Noninterest-bearing demand	$2,958,354	$2,978,074
Interest-bearing demand	2,563,304	2,432,814
Savings	3,725,250	3,408,183
Time	1,825,527	1,758,441
Total	$11,072,435	$10,577,512

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $173.6 million and $200.9 million at June 30, 2018 and December 31, 2017, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of June 30, 2018, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018	December 31, 2017
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$33,250	$68,246
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,250	50,448
Total securities sold under repurchase agreements	$82,500	$118,694

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

Interchange Fees

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

Cash Management Services

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the three and six months ended June 30, 2018 resulted in net gains of $588 thousand and $1.0 million, respectively, compared to $1.1 million and $1.5 million for the three and six months ended June 30, 2017, respectively.

In general, purchases of Trustmark’s other real estate property are not financed by Trustmark.  Financing the purchase of other real estate is evaluated based upon the same lending policies and procedures as all other types of loans.  Under FASB ASC Topic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets,” when Trustmark finances the sale of its other real estate to a buyer, Trustmark is required to assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these two criteria are met, Trustmark derecognizes the other real estate asset and records a gain or loss on the sale once control of the property is transferred to the buyer.

Wealth Management Division

Trust Management

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

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Division
Service charges on deposit accounts	$10,646	$—	$10,646	$10,755	$—	$10,755
Bank card and other fees	6,832	216	7,048	7,201	161	7,362
Mortgage banking, net	—	9,046	9,046	—	9,008	9,008
Wealth management	93	—	93	83	—	83
Other, net	1,541	847	2,388	1,162	4,449	5,611
Security gains (losses), net	—	—	—	—	1	1
Total noninterest income	$19,112	$10,109	$29,221	$19,201	$13,619	$32,820

Wealth Management Division
Service charges on deposit accounts	$1	$—	$1	$—	$—	$—
Bank card and other fees	22	—	22	8	—	8
Wealth management	7,385	—	7,385	7,591	—	7,591
Other, net	1	25	26	—	25	25
Total noninterest income	$7,409	$25	$7,434	$7,599	$25	$7,624

Insurance Division
Insurance commissions	$10,735	$—	$10,735	$9,745	$—	$9,745
Other, net	1	—	1	1	—	1
Total noninterest income	$10,736	$—	$10,736	$9,746	$—	$9,746

Consolidated
Service charges on deposit accounts	$10,647	$—	$10,647	$10,755	$—	$10,755
Bank card and other fees	6,854	216	7,070	7,209	161	7,370
Mortgage banking, net	—	9,046	9,046	—	9,008	9,008
Insurance commissions	10,735	—	10,735	9,745	—	9,745
Wealth management	7,478	—	7,478	7,674	—	7,674
Other, net	1,543	872	2,415	1,163	4,474	5,637
Security gains (losses), net	—	—	—	—	1	1
Total noninterest income	$37,257	$10,134	$47,391	$36,546	$13,644	$50,190
(1)	Trustmark elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
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

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Division
Service charges on deposit accounts	$21,503	$—	$21,503	$21,587	$—	$21,587
Bank card and other fees	13,362	290	13,652	13,673	185	13,858
Mortgage banking, net	—	20,311	20,311	—	19,193	19,193
Wealth management	140	—	140	146	—	146
Other, net	2,981	443	3,424	3,502	3,973	7,475
Security gains (losses), net	—	—	—	—	1	1
Total noninterest income	$37,986	$21,044	$59,030	$38,908	$23,352	$62,260

Wealth Management Division
Service charges on deposit accounts	$1	$—	$1	$—	$—	$—
Bank card and other fees	44	—	44	12	—	12
Wealth management	14,905	—	14,905	14,941	—	14,941
Other, net	2	47	49	—	48	48
Total noninterest income	$14,952	$47	$14,999	$14,953	$48	$15,001

Insurance Division
Insurance commissions	$20,154	$—	$20,154	$18,957	$—	$18,957
Other, net	1	—	1	5	—	5
Total noninterest income	$20,155	$—	$20,155	$18,962	$—	$18,962

Consolidated
Service charges on deposit accounts	$21,504	$—	$21,504	$21,587	$—	$21,587
Bank card and other fees	13,406	290	13,696	13,685	185	13,870
Mortgage banking, net	—	20,311	20,311	—	19,193	19,193
Insurance commissions	20,154	—	20,154	18,957	—	18,957
Wealth management	15,045	—	15,045	15,087	—	15,087
Other, net	2,984	490	3,474	3,507	4,021	7,528
Security gains (losses), net	—	—	—	—	1	1
Total noninterest income	$73,093	$21,091	$94,184	$72,823	$23,400	$96,223
(1)	Trustmark elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
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

Note 11 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plans

Trustmark Capital Accumulation Plan

Trustmark maintained a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Capital Accumulation Plan (the Plan) in which substantially all associates who began employment prior to 2007 participated.  The Plan provided for retirement benefits based on the length of credited service and final average compensation, as defined in the Plan, which vested upon three years of service.  On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.  As a result of the termination of the Plan, each participant became fully vested in their accrued benefits under the Plan.  Final distributions were completed during the second quarter of 2017.

Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions

To satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions and subsequently merged into the Plan (collectively, the Continuing Associates), on July 26, 2016, the Board of Directors of Trustmark also approved the spin-off of the portion of the Plan associated with the accrued benefits of the Continuing Associates into a new plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan), effective as of December 30, 2016, immediately prior to the termination of the Plan.

The following table presents information regarding the net periodic benefit cost for the Plan and the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$70	$63	$139	$126
Interest cost	83	627	166	1,292
Expected return on plan assets	(57)	(108)	(114)	(216)
Recognized net loss due to lump sum settlements	40	—	80	—
Recognized net loss due to defined benefit plan termination	—	17,644	—	17,644
Recognized net actuarial loss	143	565	285	1,130
Net periodic benefit cost	$279	$18,791	$556	$19,976

For the plan year ending December 31, 2018, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $243 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2018 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$29	$35	$58	$70
Interest cost	457	514	952	1,075
Amortization of prior service cost	62	62	125	125
Recognized net actuarial loss	220	215	446	437
Net periodic benefit cost	$768	$826	$1,581	$1,707

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2018
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	185,920	337,910
Granted	—	500
Released from restriction	(1,207)	(8,388)
Forfeited	(7,018)	(7,494)
Nonvested shares, end of period	177,695	322,528

	Six Months Ended June 30, 2018
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	213,516	320,357
Granted	51,174	116,825
Released from restriction	(55,351)	(106,780)
Forfeited	(31,644)	(7,874)
Nonvested shares, end of period	177,695	322,528

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Performance awards	$396	$419	$290	$524
Time-vested awards	683	802	1,574	1,650
Total compensation expense	$1,079	$1,221	$1,864	$2,174

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At June 30, 2018 and 2017, Trustmark had unused commitments to extend credit of $3.517 billion and $2.952 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At June 30, 2018 and 2017, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $105.1 million and $112.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2018 and 2017, the fair value of collateral held was $29.1 million and $34.7 million, respectively.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic shares	67,758	67,736	67,784	67,712
Dilutive shares	149	157	145	152
Diluted shares	67,907	67,893	67,929	67,864

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average antidilutive stock awards	25	23	79	66

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2018	2017
Income taxes paid	$4,620	$1,125
Interest expense paid on deposits and borrowings	29,045	16,593
Noncash transfers from loans to other real estate	7,084	4,023
Transfer of long-term FHLB advances to short-term	—	250,038
Assets acquired in business combination	—	196,265
Liabilities acquired in business combination	—	184,949

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% at June 30, 2018 and 1.250% at December 31, 2017.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2018 and December 31, 2017 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,277,571	12.01%	6.375%	n/a
Trustmark National Bank	1,319,543	12.41%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,337,571	12.58%	7.875%	n/a
Trustmark National Bank	1,319,543	12.41%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,424,183	13.39%	9.875%	n/a
Trustmark National Bank	1,406,155	13.23%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,337,571	10.22%	4.00%	n/a
Trustmark National Bank	1,319,543	10.10%	4.00%	5.00%

At December 31, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,243,240	11.77%	5.750%	n/a
Trustmark National Bank	1,284,575	12.16%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,303,238	12.33%	7.250%	n/a
Trustmark National Bank	1,284,575	12.16%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,384,050	13.10%	9.250%	n/a
Trustmark National Bank	1,365,387	12.93%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,303,238	9.67%	4.00%	n/a
Trustmark National Bank	1,284,575	9.54%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 243 thousand shares of its common stock valued at $7.9 million during the six months ended June 30, 2018, compared to no shares repurchased during the six months ended June 30, 2017.

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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(9,275)	$2,320	$(6,955)	$4,585	$(1,753)	$2,832
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	(1)	—	(1)
Change in net unrealized holding loss on securities transferred to held to maturity	971	(243)	728	1,189	(455)	734
Total securities available for sale and transferred securities	(8,304)	2,077	(6,227)	5,773	(2,208)	3,565
Pension and other postretirement benefit plans:
Net change in prior service costs	62	(16)	46	62	(24)	38
Recognized net loss due to lump sum settlements	40	(10)	30	—	—	—
Change in net actuarial loss	363	(91)	272	780	(298)	482
Recognized net loss due to defined benefit plan termination	—	—	—	16,991	(6,499)	10,492
Total pension and other postretirement benefit plans	465	(117)	348	17,833	(6,821)	11,012
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	132	(33)	99	(209)	80	(129)
Reclassification adjustment for (gain) loss realized in net income	(99)	26	(73)	78	(30)	48
Total cash flow hedge derivatives	33	(7)	26	(131)	50	(81)
Total other comprehensive income (loss)	$(7,806)	$1,953	$(5,853)	$23,475	$(8,979)	$14,496

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(37,314)	$9,329	$(27,985)	$6,870	$(2,627)	$4,243
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	(1)	—	(1)
Change in net unrealized holding loss on securities transferred to held to maturity	1,936	(484)	1,452	2,421	(926)	1,495
Total securities available for sale and transferred securities	(35,378)	8,845	(26,533)	9,290	(3,553)	5,737
Pension and other postretirement benefit plans:
Net change in prior service costs	125	(32)	93	125	(48)	77
Recognized net loss due to lump sum settlements	80	(19)	61	—	—	—
Change in net actuarial loss	731	(183)	548	1,567	(599)	968
Recognized net loss due to defined benefit plan termination	—	—	—	16,991	(6,499)	10,492
Total pension and other postretirement benefit plans	936	(234)	702	18,683	(7,146)	11,537
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	559	(140)	419	(152)	58	(94)
Reclassification adjustment for (gain) loss realized in net income	(105)	27	(78)	177	(68)	109
Total cash flow hedge derivatives	454	(113)	341	25	(10)	15
Total other comprehensive income (loss)	$(33,988)	$8,498	$(25,490)	$27,998	$(10,709)	$17,289

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2018	$(26,535)	$(13,468)	$278	$(39,725)
Other comprehensive income (loss) before reclassification	(26,533)	—	419	(26,114)
Amounts reclassified from accumulated other comprehensive loss	—	702	(78)	624
Net other comprehensive income (loss)	(26,533)	702	341	(25,490)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Cuts and Jobs Act of 2017 (Tax Reform Act)	(5,694)	(2,890)	60	(8,524)
Balance at June 30, 2018	$(58,762)	$(15,656)	$679	$(73,739)

Balance at January 1, 2017	$(20,800)	$(24,980)	$(18)	$(45,798)
Other comprehensive income (loss) before reclassification	5,738	—	(94)	5,644
Amounts reclassified from accumulated other comprehensive loss	(1)	11,537	109	11,645
Net other comprehensive income (loss)	5,737	11,537	15	17,289
Balance at June 30, 2017	$(15,063)	$(13,443)	$(3)	$(28,509)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2018 and the year ended December 31, 2017.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$36,414	$—	$36,414	$—
Obligations of states and political subdivisions	65,348	—	65,348	—
Mortgage-backed securities	1,872,913	—	1,872,913	—
Securities available for sale	1,974,675	—	1,974,675	—
Loans held for sale	196,217	—	196,217	—
Mortgage servicing rights	97,411	—	—	97,411
Other assets - derivatives	5,575	1,344	2,779	1,452
Other liabilities - derivatives	4,936	373	4,563	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$45,285	$—	$45,285	$—
Obligations of states and political subdivisions	79,229	—	79,229	—
Mortgage-backed securities	2,114,121	—	2,114,121	—
Securities available for sale	2,238,635	—	2,238,635	—
Loans held for sale	180,512	—	180,512	—
Mortgage servicing rights	84,269	—	—	84,269
Other assets - derivatives	1,516	(1,013)	1,629	900
Other liabilities - derivatives	2,678	616	2,062	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2018 and 2017 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	5,423	2,698
Additions	7,719	—
Sales	—	(2,146)
Balance, June 30, 2018	$97,411	$1,452

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2018	$11,264	$327

Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(5,108)	2,577
Additions	7,497	—
Sales	—	(2,580)
Balance, June 30, 2017	$82,628	$998

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2017	$175	$(572)

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2018, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2018, Trustmark had outstanding balances of $45.6 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $48.9 million at December 31, 2017.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $11.4 million were remeasured during the first six months of 2018, requiring write-downs of $965 thousand to reach their current fair values compared to $16.2 million of foreclosed assets that were remeasured during the first six months of 2017, requiring write-downs of $2.2 million.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017, are as follows ($ in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$387,119	$387,119	$336,383	$336,383
Securities held to maturity	985,845	954,638	1,056,486	1,046,247
Level 3 Inputs:
Net LHFI	8,595,417	8,513,506	8,493,234	8,507,469
Net acquired loans	170,061	170,061	257,438	257,438

Financial Liabilities:
Level 2 Inputs:
Deposits	11,072,435	11,069,067	10,577,512	10,577,858
Short-term liabilities	664,538	664,538	1,440,876	1,440,876
Long-term FHLB advances	913	847	946	946
Junior subordinated debt securities	61,856	52,578	61,856	45,773

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

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2018, a net gain of $2.2 million and $1.7 million, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net gain of $58 thousand and $3.7 million for the three and six months ended June 30, 2017, respectively.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2018 included $1.4 million and $2.3 million, respectively, of interest earned on the LHFS accounted for under the fair value option, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2017, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $44.6 million and $48.2 million at June 30, 2018 and December 31, 2017, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018	December 31, 2017
Fair value of LHFS	$151,592	$132,300
LHFS contractual principal outstanding	147,955	129,347
Fair value less unpaid principal	$3,637	$2,953

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the six months ended June 30, 2018 and 2017.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $680 thousand at June 30, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $541 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $250.0 million at June 30, 2018 compared to $349.0 million at December 31, 2017.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $99 thousand and $835 thousand for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the impact was a net positive ineffectiveness of $3.4 million and $3.6 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $229.5 million at June 30, 2018, with a negative valuation adjustment of $869 thousand, compared to $182.1 million, with a negative valuation adjustment of $237 thousand, at December 31, 2017.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $126.8 million at June 30, 2018, with a positive valuation adjustment of $1.5 million, compared to $83.0 million, with a positive valuation adjustment of $900 thousand, as of December 31, 2017.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $306.2 million related to this program, compared to $351.9 million as of December 31, 2017.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of June 30, 2018, Trustmark had no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $80 thousand at December 31, 2017.  As of June 30, 2018, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2018 and December 31, 2017, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.4 million and $13.7 million, respectively.  Trustmark had entered into seven risk participation agreements as a guarantor with an aggregate notional amount of $40.3 million at June 30, 2018 compared to six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million at December 31, 2017.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2018 and December 31, 2017.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of June 30, 2018 and December 31, 2017 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2018	December 31, 2017
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$906	$451

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$1,294	$(1,088)
Exchange traded purchased options included in other assets	50	75
OTC written options (rate locks) included in other assets	1,452	900
Interest rate swaps included in other assets	1,872	1,175
Credit risk participation agreements included in other assets	1	3
Forward contracts included in other liabilities	869	237
Exchange traded written options included in other liabilities	373	616
Interest rate swaps included in other liabilities	3,692	1,819
Credit risk participation agreements included in other liabilities	2	6

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$99	$(78)	$105	$(177)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(2,523)	$2,698	$(7,941)	$1,154
Amount of gain (loss) recognized in bank card and other fees	(10)	(25)	45	(53)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$99	$(129)	$419	$(94)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,778	$—	$2,778	$(108)	$(950)	$1,720

Offsetting of Derivative Liabilities
As of June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,692	$—	$3,692	$(108)	$—	$3,584

Offsetting of Derivative Assets
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,626	$—	$1,626	$(311)	$—	$1,315

Offsetting of Derivative Liabilities
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,819	$—	$1,819	$(311)	$(100)	$1,408

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General Banking
Net interest income	$104,894	$101,794	$206,515	$199,205
Provision for loan losses, net	2,726	357	6,837	1,514
Noninterest income	29,221	32,820	59,030	62,260
Noninterest expense	89,026	108,249	177,573	195,606
Income before income taxes	42,363	26,008	81,135	64,345
Income taxes	5,307	4,273	9,894	12,642
General banking net income	$37,056	$21,735	$71,241	$51,703

Selected Financial Information
Total assets	$13,451,422	$13,837,564	$13,451,422	$13,837,564
Depreciation and amortization	$9,989	$9,497	$19,200	$18,333

Wealth Management
Net interest income	$220	$155	$637	$284
Noninterest income	7,434	7,624	14,999	15,001
Noninterest expense	6,483	6,369	12,802	13,570
Income before income taxes	1,171	1,410	2,834	1,715
Income taxes	293	541	709	657
Wealth management net income	$878	$869	$2,125	$1,058

Selected Financial Information
Total assets	$6,490	$7,014	$6,490	$7,014
Depreciation and amortization	$26	$37	$52	$74

Insurance
Net interest income	$50	$55	$105	$105
Noninterest income	10,736	9,746	20,155	18,962
Noninterest expense	8,291	7,457	15,890	14,956
Income before income taxes	2,495	2,344	4,370	4,111
Income taxes	616	913	1,093	1,589
Insurance net income	$1,879	$1,431	$3,277	$2,522

Selected Financial Information
Total assets	$67,353	$64,560	$67,353	$64,560
Depreciation and amortization	$143	$164	$282	$322

Consolidated
Net interest income	$105,164	$102,004	$207,257	$199,594
Provision for loan losses, net	2,726	357	6,837	1,514
Noninterest income	47,391	50,190	94,184	96,223
Noninterest expense	103,800	122,075	206,265	224,132
Income before income taxes	46,029	29,762	88,339	70,171
Income taxes	6,216	5,727	11,696	14,888
Consolidated net income	$39,813	$24,035	$76,643	$55,283

Selected Financial Information
Total assets	$13,525,265	$13,909,138	$13,525,265	$13,909,138
Depreciation and amortization	$10,158	$9,698	$19,534	$18,729

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

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Issued in March 2017, ASU 2017-07 is designed to improve guidance related to the presentation of defined benefit costs in the income statement.  In particular, ASU No. 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  If a separate line item or items are used to present the other components of net benefit cost, then that line item or items must be appropriately described.  However, if a separate line item or items are not used, then the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed.  Additionally, ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable.  The amendments of ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on or after the adoption date, for capitalization of the service cost component in assets.  Management evaluated the amendments of this ASU and determined that the amendments of ASU 2017-07 would require a reclassification of the net periodic benefit cost, with the exception of the service cost component, from salaries and employee benefits to other expense on the consolidated statements of income for each period presented, which is not considered material to Trustmark’s consolidated financial statements.  Trustmark adopted the amendments of ASU 2017-07 effective January 1, 2018.  Trustmark elected the available practical expedient which allows Trustmark to use the amounts disclosed in its pension and other postretirement benefits footnote for the prior comparative periods for applying the retrospective presentation requirements.  As a result of the adoption of ASU 2017-07, Trustmark reclassified $885 thousand and $1.8 million of the net periodic benefit cost from salaries and employee benefits to other expense in the accompanying consolidated statements of income for the three and six months ended June 30, 2018, respectively, compared to $1.9 million and $3.8 million for the three and six months ended June 30, 2017, respectively.

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

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  Trustmark plans to adopt these amendments during the first quarter of 2019.  As of June 30, 2018, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-08 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark has established a Current Expected Credit Loss (CECL) Steering Committee and a CECL Working Group which include the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.  Trustmark intends to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Trustmark selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with amendments of ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate the impact to Trustmark.  Trustmark is working with the third-party vendor on developing various modeling techniques and methodologies, which Management will review to determine the most appropriate model for Trustmark.  Trustmark is on schedule to fully comply with all CECL requirements within its internally established timeframe for implementation.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842: Leases,” which provides corrections or improvements to a number of areas within Topic 842.  The amendments of ASU 2018-10 have the same transition guidance and effective date as ASU 2016-02.  Trustmark plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019.  At adoption, Trustmark will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis.  As of December 31, 2017, all leases in which Trustmark was the lessee were classified as operating leases and the total outstanding lease obligation was $67.9 million, or 0.5% of total assets.  Management is currently evaluating these lease obligations as potential lease assets and liabilities as defined by ASU 2016-02.  Trustmark does not anticipant any material impact to its consolidated statements of income as a result of the adoption of this ASU.  Trustmark has an immaterial amount of leases in which it is the lessor.  Based on Management’s evaluation to date, Trustmark does not expect the amendments of ASU 2016-02 to have any material impact to these leases or the related income.  Trustmark has obtained a third-party software application which will provide lease contract maintenance and lease accounting under the guidelines of FASB ASC Topic 842.  Management is currently in the process of loading all existing lease contracts into the software application.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2018, TNB had total assets of $13.522 billion, which represented approximately 99.97% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 198 offices and 2,890 full-time equivalent associates (measured at June 30, 2018) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $152.6 million and $301.4 million for the three and six months ended June 30, 2018, an increase of 0.2% and 1.9%, respectively, when compared to the same time periods in 2017.  Trustmark continued to focus on its strategic initiatives of balance sheet optimization, capital deployment through additional share repurchases and disciplined expense management.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2018, to shareholders of record on September 1, 2018.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during the first six months of 2018; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the impact of further tightening of the monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the potential impact on the economy of the current presidential administration’s policies.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the July 2018 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest to moderate pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted manufacturing activity remained solid, increases in consumer spending, growth in the energy sector and modest to moderate growth in employment and wages.  Reports by the twelve Federal Reserve Districts also suggested that various sectors, including manufacturing, agriculture and transportation, have concerns regarding the impact of newly imposed and proposed tariffs, higher input prices (e.g. fuel, freight, construction materials and metals) and supply disruptions and tight labor markets.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace with optimistic outlooks for steady growth in the near-term, labor markets remained tight and wage growth remained steady, consumer spending improved and manufacturing activity increased.  The Federal Reserve’s Sixth District also reported that residential real estate activity increased slightly, commercial real estate demand continued to improve, and increased activity in nonresidential construction with the exception of multi-family construction which showed signs of slowing.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved slightly, labor markets remained tight with modest growth in wages, improvements in manufacturing, modest improvements in residential real estate conditions and continued growth in the banking sectors driven by robust activity in commercial and industrial loans.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded at a solid pace, increased manufacturing activity, improvements in retail sales and broad-based expansion in the nonfinancial services and energy sectors.  The Federal Reserve’s Eleventh District also reported increased demand for loans with stronger growth seen in commercial and residential real estate loans, increased loan pricing, moderate tightening in credit standards and terms and higher deposit volumes; however, while outlooks remained optimistic, concerns regarding regulatory compliance, difficulty expanding the existing deposit base and potential inversion of the yield curve were noted.  The Federal Reserve’s Eleventh District also reported increased demand for oilfield services, increased equipment utilization and drilling activity and positive outlooks for future business conditions, supported by a favorable outlook for oil prices, but noted some concerns regarding steel tariffs, pipeline capacity constraints and worker shortages.

During June 2018, the FRB increased the target range for the federal funds rate for the second time in 2018 as anticipated.  The FRB also continues to reduce the size of its balance sheet.  It is not possible to predict the impact, if any, on market interest rates (or on markets generally) of efforts by the FRB to continue to reduce the size of its balance sheet.  Notwithstanding recent increases in the target rate for federal funds by the FRB, interest rates remain in a historically low range, and this continues to place pressure on net interest margins for Trustmark (as well as its competitors).  The FRB has indicated that it intends to continue to raise rates in 2018.  Further increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $39.8 million, or basic and diluted earnings per share (EPS) of $0.59, in the second quarter of 2018, compared to $24.0 million, or basic and diluted EPS of $0.35, in the second quarter of 2017.  The increase in net income when the second quarter of 2018 is compared to the same time period in 2017 was principally due to the decrease in noninterest expense (primarily due to non-routine expenses related to the defined benefit pension plan termination and the Reliance merger incurred during the second quarter of 2017), partially offset by a decrease in the negative provision for loan losses, acquired loans.  These factors are discussed in greater detail below.  Trustmark’s reported performance during the quarter ended June 30, 2018 produced a return on average tangible equity of 13.77%, a return on average assets of 1.19%, an average equity to average assets ratio of 11.75% and a dividend payout ratio of 38.98%, compared to a return on average tangible equity of 8.68%, a return on average assets of 0.70%, an average equity to average assets ratio of 11.29% and a dividend payout ratio of 65.71% during the quarter ended June 30, 2017.

Trustmark reported net income of $76.6 million, or basic and diluted EPS of $1.13, for the first six months of 2018, compared to $55.3 million, or basic and diluted EPS of $0.82 and $0.81, respectively, for the first six months of 2017.  The increase in net income when the first six months of 2018 is compared to the same time period in 2017 was principally due to the decrease in noninterest expense (primarily due to non-routine expenses related to the defined benefit pension plan termination and the Reliance merger incurred during the second quarter of 2017) and an increase in total revenue, partially offset by a decrease in the negative provision for loan losses, acquired loans.  These factors are discussed in greater detail below.  Trustmark’s performance during the first six months of 2018 produced a return on average tangible equity of 13.41%, a return on average assets of 1.14%, an average equity to average assets ratio of 11.65% and a dividend payout ratio of 40.71%, compared to a return on average tangible equity of 10.02%, a return on average assets of 0.82%, an average equity to average assets ratio of 11.38% and a dividend payout ratio of 56.10% during the first six months of 2017.

Total revenue, which is defined as net interest income plus noninterest income, for the three and six months ended June 30, 2018 was $152.6 million and $301.4 million, respectively, an increase of $361 thousand, or 0.2%, and $5.6 million, or 1.9%, respectively, when compared to the same time periods in 2017.  The increase in total revenue for the three and six months ended June 30, 2018 was principally the result of an increase in interest and fees on LHFS and LHFI and a decrease in other interest expense, partially offset by an increase in interest on deposits and declines in other noninterest income, interest on securities and interest and fees on acquired loans.

Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2018 increased $11.7 million, or 13.8%, and $24.0 million, or 14.6%, respectively, compared to the same time periods in 2017, primarily due to an increase in the LHFI portfolio as well as higher yields on LHFI.  LHFI totaled $8.679 billion at June 30, 2018, an increase of $382.9 million, or 4.6%, when compared to June 30, 2017, principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi, Florida and Texas market regions and other loans in Trustmark’s Mississippi, Alabama and Tennessee market regions.  Other interest expense for the three and six months ended June 30, 2018 decreased $1.9 million, or 52.8%, and $1.2 million, or 18.9%, respectively, when compared to the same time periods in 2017, principally due to a decline in interest on Federal Home Loan Bank (FHLB) advances as a result of the decrease in the amount of outstanding short-term FHLB advances with the FHLB of Dallas.  Interest expense on deposits for the three and six months ended June 30, 2018 increased $7.0 million and $12.6 million, respectively, when compared to the same time periods in 2017, principally due to rising interest rates in general, accompanied by increases in average balances of all categories of interest-bearing deposits.  Other noninterest income for the three and six months ended June 30, 2018 decreased $3.2 million, or 57.2%, and $4.1 million, or 53.9%, respectively, when compared to the same time periods in 2017, principally due to the $4.9 million in nontaxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.  Interest on securities for the three and six months ended June 30, 2018 declined $2.7 million, or 13.3%, and $4.6 million, or 11.3%, respectively, when compared to the same time periods in 2017, primarily as a result of run-off of maturing securities.  Interest and fees on acquired loans for the three and six months ended June 30, 3018 decreased $1.2 million, or 19.8%, and $1.6 million, or 13.6%, when compared to the same time periods in 2017, primarily as a result of pay-downs and pay-offs of acquired loans.

Trustmark’s provision for loan losses, LHFI for the three and six months ended June 30, 2018 totaled $3.2 million and $7.1 million, respectively, an increase of $246 thousand, or 8.4%, and $1.4 million, or 25.4%, respectively, when compared to the provision for loan losses, LHFI for the three and six months ended June 30, 2017.  The increase in the provision for loan losses, LHFI when the first six months of 2018 is compared to the same time period in 2017 was primarily due to an increase in the amount of provision expense related to new and existing impaired LHFI partially offset by declines in provision expense related to changes in quantitative and qualitative reserve factors.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three and six months ended June 30, 2018 totaled a negative $441 thousand and $291 thousand, respectively, a decrease of $2.1 million, or 82.8%, and $3.9 million, or 93.0%, respectively, when compared to a negative provision of $2.6 million and $4.2 million for the three and six months ended June 30, 2017, respectively.  The decrease in the negative provision for loan losses, acquired loans when the three and six months ended June 30, 2018 are compared to the same time periods in 2017 was primarily due to changes in expectations based on the periodic re-estimations performed during the respective periods.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $2.7 million and $6.8 million for the three and six months ended June 30, 2018, respectively, an increase of $2.4 million and $5.3 million, respectively, when compared to the same time periods in 2017.

Noninterest expense for the three and six months ended June 30, 2018 declined $18.3 million, or 15.0%, and $17.9 million, or 8.0%, respectively, when compared to the same time periods in 2017, principally due to non-routine transaction expenses incurred during the second quarter of 2017.  During the second quarter of 2017, Trustmark incurred non-routine transaction expenses of $17.6 million related to the termination of the defined benefit pension plan and $3.2 million related to the completion of the Reliance merger.

At June 30, 2018, nonperforming assets, excluding acquired loans, totaled $101.0 million, a decrease of $9.8 million, or 8.8%, compared to December 31, 2017, as a result of declines in both nonaccrual LHFI and other real estate.  Total nonaccrual LHFI were $61.4 million at June 30, 2018, representing a decrease of $6.2 million, or 9.2%, relative to December 31, 2017, principally due to payments, foreclosure and charge-offs on one large nonaccrual commercial credit during the first six months of 2018.  Other real estate declined $3.6 million, or 8.2%, during the first six months of 2018 primarily due to properties sold in Trustmark’s Florida, Alabama, Mississippi and Tennessee market regions partially offset by new properties foreclosed in the Mississippi, Florida and Alabama market regions.

LHFI totaled $8.679 billion at June 30, 2018, an increase of $109.0 million, or 1.3%, compared to December 31, 2017.  The increase in LHFI during the first six months of 2018 was primarily due to net growth in loans secured by real estate in Trustmark’s Alabama, Florida and Mississippi market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Both classified and criticized LHFI balances remained at low levels and continued to reflect strong credit quality during the first six months of 2018.  As of June 30, 2018, classified LHFI balances decreased $35.4 million, or 16.7%, while criticized LHFI balances decreased $45.3 million, or 17.8%, when compared to balances at December 31, 2017.  All of the credits have been reserved for appropriately.

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

Total deposits were $11.072 billion at June 30, 2018, an increase of $494.9 million, or 4.7% compared to December 31, 2017.  During the first six months of 2018, noninterest-bearing deposits decreased $19.7 million, or 0.7%, primarily due to declines in commercial demand deposit accounts, while interest-bearing deposits increased $514.6 million, or 6.8%, primarily due to growth in public interest checking accounts and consumer certificates of deposits, reflecting increases in interest rates in general.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Short-term borrowings totaled $664.5 million at June 30, 2018, a decrease of $776.3 million, or 53.9%, when compared to December 31, 2017.  The decrease in short-term borrowings during the first six months of 2018 was primarily due to a $775.0 million decrease in the outstanding balance of short-term FHLB advances, as maturing short-term advances with the FHLB of Dallas were not replaced as a result of changes in Trustmark’s funding needs.

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

During April 2016, the Department of Labor (DOL) issued a final rule related to fiduciary standards that apply to the provision of advice to clients with respect to the investing of certain of their retirement accounts.  The final rule expanded the definition of a fiduciary under the Employee Retirement Income Security Act of 1974, as amended.  Under the rule, those who provide investment advice to plans, plan sponsors, fiduciaries, plan participants, beneficiaries and IRAs and IRA owners would generally either avoid payments that create conflicts of interest or satisfy an exemption from these requirements issued by the DOL, subject to certain exemptions.  The DOL repeatedly extended the rule’s applicability date.  Before the rule became fully applicable, the United States Court of Appeals for the Fifth Circuit, which covers Mississippi, Texas and Louisiana, vacated the fiduciary rule in its entirety, and the DOL did not appeal the decision.

However, on April 18, 2018, the SEC proposed a rule concerning the standards of conduct for financial professionals.  The SEC’s proposed rule would require broker-dealers to act in the best interest of their retail customers when recommending securities and to provide additional disclosure about the scope and terms of the relationship.  The proposed rule would clarify the fiduciary duty that an investment advisor owes to its clients and would specify that investment advisors have an affirmative duty of utmost good faith and full and fair disclosure of all material facts to their investors.  It is not clear when or if a final rule or guidance will be adopted and how the comments received might alter the provisions now in the proposals.  Management is engaged in a review of the potential impact the SEC’s proposed rule may have on the results of operations or financial condition of Trustmark or TNB.

On May 24, 2018, the president signed the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA) into law.  The EGRRCPA increases the thresholds for application of certain enhanced prudential standards that the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) had applied to institutions of Trustmark’s size.  Under the EGRRCPA, the Dodd-Frank Act Stress Test (DFAST) company-run stress test requirement applies to bank holding companies and banks with $250 billion or more in total consolidated assets, rather than those with $10 billion or more in total consolidated assets as was the case under the Dodd-Frank Act.  The EGRRCPA also increases the threshold for application of the Dodd-Frank Act’s risk committee requirement for publicly-traded bank holding companies, from $10 billion to $50 billion in total consolidated assets.  Additionally, the EGRRCPA amends the federal banking agencies’ regulatory capital rules to narrow the definition of high volatility commercial real estate (HVCRE) loans, which receive a higher risk weighting than other commercial real estate loans under risk-based capital requirements.  Each of these changes has already taken effect for institutions of Trustmark’s and TNB’s size.  In light of Trustmark’s total consolidated assets, Management does not believe that the EGRRCPA will have an impact on Trustmark’s results of operations or financial condition.

In June 2018, five federal financial agencies released a proposal that would simplify and tailor compliance requirements relating to regulations implementing section 13 of the Bank Holding Company Act, known as the “Volcker Rule.”  The Volcker Rule generally prohibits insured depository institutions and their affiliates from engaging in proprietary trading or investing in or maintaining certain relationships with certain investment funds.  The proposal would replace compliance program requirements for a banking entity with trading assets and liabilities of less than $1 billion, including Trustmark and TNB, with a rebuttable presumption of the entity’s compliance with the Volcker Rule, and would simplify compliance requirements associated with exempt market making, underwriting, and risk-mitigating hedging activities for such an entity.  The proposal would also change the Volcker Rule’s definition of “trading account” by replacing the definition’s prong addressing the “purpose” of a trade with a new prong that is based on the accounting treatment of a position.  Management is reviewing the potential impact of the proposal on Trustmark and TNB.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Income
Total interest income	$120,266	$111,776	$235,906	$216,682
Total interest expense	15,102	9,772	28,649	17,088
Net interest income	105,164	102,004	207,257	199,594
Provision for loan losses, LHFI	3,167	2,921	7,128	5,683
Provision for loan losses, acquired loans	(441)	(2,564)	(291)	(4,169)
Noninterest income	47,391	50,190	94,184	96,223
Noninterest expense	103,800	122,075	206,265	224,132
Income before income taxes	46,029	29,762	88,339	70,171
Income taxes	6,216	5,727	11,696	14,888
Net Income	$39,813	$24,035	$76,643	$55,283

Total Revenue (1)	$152,555	$152,194	$301,441	$295,817

Per Share Data
Basic earnings per share	$0.59	$0.35	$1.13	$0.82
Diluted earnings per share	0.59	0.35	1.13	0.81
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	10.09%	6.21%	9.80%	7.23%
Return on average tangible equity	13.77%	8.68%	13.41%	10.02%
Return on average assets	1.19%	0.70%	1.14%	0.82%
Average equity/average assets	11.75%	11.29%	11.65%	11.38%
Net interest margin (fully taxable equivalent)	3.57%	3.49%	3.51%	3.49%
Dividend payout ratio	38.98%	65.71%	40.71%	56.10%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.07%	-0.04%	0.03%	0.02%
Provision for loan losses/average loans	0.15%	0.14%	0.17%	0.14%
Nonperforming loans/total loans (incl LHFS)	0.69%	0.87%
Nonperforming assets/total loans (incl LHFS) plus other real estate	1.13%	1.45%
Allowance for loan losses/total loans (excl LHFS)	0.96%	0.92%

June 30,	2018	2017
Consolidated Balance Sheets
Total assets	$13,525,265	$13,909,138
Securities	2,960,520	3,587,442
Total loans (including LHFS and acquired loans)	9,048,307	8,814,607
Deposits	11,072,435	10,423,391
Total shareholders' equity	1,584,072	1,561,918

Stock Performance
Market value - close	$32.63	$32.16
Book value	23.43	23.06
Tangible book value	17.61	17.17

Capital Ratios
Total equity/total assets	11.71%	11.23%
Tangible equity/tangible assets	9.07%	8.61%
Tangible equity/risk-weighted assets	11.20%	11.19%
Tier 1 leverage ratio	10.22%	9.56%
Common equity tier 1 risk-based capital ratio	12.01%	11.73%
Tier 1 risk-based capital ratio	12.58%	12.30%
Total risk-based capital ratio	13.39%	13.11%

(1)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income
(2)	Excludes acquired loans

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,581,906	$1,552,240	$1,577,236	$1,542,722
Less: Goodwill		(379,627)	(378,191)	(379,627)	(372,207)
Identifiable intangible assets		(14,380)	(19,713)	(15,077)	(19,831)
Total average tangible equity		$1,187,899	$1,154,336	$1,182,532	$1,150,684

PERIOD END BALANCES
Total shareholders' equity		$1,584,072	$1,561,918
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(13,677)	(19,422)
Total tangible equity	(a)	$1,190,768	$1,162,869

TANGIBLE ASSETS
Total assets		$13,525,265	$13,909,138
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(13,677)	(19,422)
Total tangible assets	(b)	$13,131,961	$13,510,089
Risk-weighted assets	(c)	$10,633,646	$10,391,912

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$39,813	$24,035	$76,643	$55,283
Plus: Intangible amortization net of tax		965	954	2,014	1,920
Net income adjusted for intangible amortization		$40,778	$24,989	$78,657	$57,203
Period end shares outstanding	(d)	67,621,111	67,740,901

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		13.77%	8.68%	13.41%	10.02%
Tangible equity/tangible assets	(a)/(b)	9.07%	8.61%
Tangible equity/risk-weighted assets	(a)/(c)	11.20%	11.19%
Tangible book value	(a)/(d)*1,000	$17.61	$17.17

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,584,072	$1,561,918
AOCI-related adjustments		73,739	28,509
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(366,036)	(360,198)
Other adjustments and deductions for CET1 (2)		(14,204)	(11,267)
CET1 capital	(e)	1,277,571	1,218,962
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		—	(247)
Additional tier 1 capital		60,000	59,753
Tier 1 Capital		$1,337,571	$1,278,715

Common equity tier 1 risk-based capital ratio	(e)/(c)	12.01%	11.73%

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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine transactions occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$39,813	$0.586	$24,035	$0.354	$76,643	$1.128	$55,283	$0.815

Significant non-routine transactions (net of taxes):
Defined benefit plan termination	—	—	10,895	0.160	—	—	10,895	0.161
Reliance merger transaction expenses	—	—	1,999	0.029	—	—	1,999	0.029
Non-taxable gain on acquired life insurance proceeds	—	—	(4,894)	(0.072)	—	—	(4,894)	(0.072)
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$39,813	$0.586	$32,035	$0.471	$76,643	$1.128	$63,283	$0.933

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	10.09%	n/a	6.21%	8.28%	9.80%	n/a	7.23%	8.27%
Return on average tangible equity	13.77%	n/a	8.68%	11.46%	13.41%	n/a	10.02%	11.43%
Return on average assets	1.19%	n/a	0.70%	0.93%	1.14%	n/a	0.82%	0.94%

n/a – not applicable

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Tables show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a FTE basis using the federal statutory corporate tax rate in effect for each of the periods shown.  Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average loan balances were immaterial.

Net interest income-FTE for the three and six months ended June 30, 2018 increased $1.5 million, or 1.4%, and $4.3 million, or 2.1%, respectively, when compared with the same time periods in 2017.  The net interest margin for the three and six months ended June 30, 2018 increased 8 and 2 basis points to 3.57% and 3.51%, respectively, when compared to the same time periods in 2017.  The increase in the net interest margin for the three and six months ended June 30, 2018 was principally due to growth in the yield on the LHFI and LHFS portfolios, run-off of maturing investment securities and a favorable funding mix, partially offset by higher costs of interest-bearing deposits and a decrease in the fully tax equivalent adjustment as a result of the lower corporate tax rate due to the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act).  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three and six months ended June 30, 2018 increased 9 and 3 basis points to 3.46% and 3.41%, respectively, when compared to the same time periods in 2017, due to the factors discussed above.

Average interest-earning assets for the first six months of 2018 were $12.260 billion compared to $12.101 billion for the same time period in 2017, an increase of $159.0 million, or 1.3%.  The growth in average earning assets during the first six months of 2018 was primarily due to increases in average loans (LHFS and LHFI) of $460.1 million, or 5.6%, and average other earning assets of $121.4 million, partially offset by a decrease in average total securities of $360.7 million, or 10.2%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $382.9 million, or 4.6%, increase in the LHFI portfolio when balances at June 30, 2018 are compared to balances at June 30, 2017.  This increase was principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi, Florida and Texas market regions and other loans in Trustmark’s Mississippi, Alabama and Tennessee market regions.  The increase in average other earning assets when the first six months of 2018 is compared to the same time period in 2017 was primarily due to growth in interest-bearing deposits due from depository institutions.  The decrease in average total securities was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities as well as declines in the fair market value of the securities available for sale.

During the first six months of 2018, interest and fees on LHFS and LHFI-FTE increased $21.2 million, or 12.2%, when compared to the same time period in 2017, due to growth in LHFI, while the yield on loans (LHFS and LHFI) increased 27 basis points to 4.52% as a result of increases in interest rates during the period.  During the first six months of 2018, interest on securities-FTE decreased $5.1 million, or 12.4%, compared to the same time period in 2017, due to the run off of maturing investment securities.  The yield on total securities for the first six months of 2018 decreased 6 basis points to 2.29% compared to the same time period in 2017.  As a result of these factors, interest income-FTE increased $15.9 million, or 7.0%, when the first six months of 2018 is compared to the same time period in 2017, while the yield on total earning assets increased 22 basis points to 3.99%.

Average interest-bearing liabilities for the first six months of 2018 totaled $8.872 billion compared to $8.789 billion for the same time period in 2017, an increase of $82.5 million, or 0.9%.  The increase in average interest-bearing liabilities represented an increase in average interest-bearing deposits which was mostly offset by declines in average federal funds purchased and securities sold under repurchase agreements and average other borrowings.  Average interest-bearing deposits for the first six months of 2018 increased $943.6 million, or 13.4%, when compared to the same time period in 2017, as a result of growth in all categories of average interest-bearing deposits primarily due to increases in interest rates in general.  Average federal funds purchased and securities sold under repurchase agreements for the first six months of 2018 declined $197.0 million, or 38.5%, when compared to the same time period in 2017, primarily due to a decrease in upstream federal funds purchased as a result of increases in interest rates and changes in funding needs.  Average other borrowings decreased $664.1 million, or 54.2%, when the first six months of 2018 is compared to the same time period in 2017, primarily reflecting a decrease in the balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.

Total interest expense for the first six months of 2018 increased $11.6 million, or 67.7%, when compared with the same time period in 2017 due primarily to an increase in interest on deposits, in conjunction with increasing interest rates in general, partially offset by a decline in other interest expense.  Interest on deposits increased $12.6 million while the rate on interest-bearing deposits increased 29 basis points to 0.55% when the first six months of 2018 is compared to the same time period in 2017, primarily due to increases in average balances of all categories of interest-bearing deposits and rising interest rates in general.  Other interest expense decreased $1.2 million, or 18.9%, when the first six months of 2018 is compared to the same time period in 2017, primarily due to the decline in the balance of outstanding short-term FHLB advances with the FHLB of Dallas, while the rate on other borrowings increased 79 basis points to 1.83% reflecting an increase in rates.  As a result of these factors, the overall yield on interest-bearing liabilities increased 26 basis points to 0.65% when the first six months of 2018 is compared with the first six months of 2017.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2018			2017

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,063	$5	1.89%	$3,184	$11	1.39%
Securities - taxable	3,011,330	16,894	2.25%	3,442,758	19,377	2.26%
Securities - nontaxable	80,372	733	3.66%	108,518	1,178	4.35%
Loans (LHFS and LHFI)	8,707,466	99,761	4.60%	8,348,758	89,486	4.30%
Acquired loans	202,140	5,022	9.96%	315,558	6,263	7.96%
Other earning assets	186,224	1,054	2.27%	77,770	371	1.91%
Total interest-earning assets	12,188,595	123,469	4.06%	12,296,546	116,686	3.81%
Cash and due from banks	319,075			307,966
Other assets	1,042,156			1,229,981
Allowance for loan losses, net	(86,315)			(83,328)
Total Assets	$13,463,511			$13,751,165

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,098,728	12,139	0.60%	$7,150,394	5,107	0.29%
Federal funds purchased and securities sold under repurchase agreements	352,256	1,250	1.42%	525,523	1,037	0.79%
Other borrowings	311,709	1,713	2.20%	1,250,060	3,628	1.16%
Total interest-bearing liabilities	8,762,693	15,102	0.69%	8,925,977	9,772	0.44%
Noninterest-bearing demand deposits	2,930,726			3,110,125
Other liabilities	188,186			162,823
Shareholders' equity	1,581,906			1,552,240
Total Liabilities and Shareholders' Equity	$13,463,511			$13,751,165
Net Interest Margin		108,367	3.57%		106,914	3.49%

Less tax equivalent adjustment		3,203			4,910

Net Interest Margin per Consolidated Statements of Income		$105,164			$102,004

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$772	$7	1.83%	$1,798	$12	1.35%
Securities - taxable	3,078,723	34,400	2.25%	3,409,988	38,574	2.28%
Securities - nontaxable	85,511	1,557	3.67%	114,988	2,478	4.35%
Loans (LHFS and LHFI)	8,672,411	194,473	4.52%	8,212,361	173,276	4.25%
Acquired loans	222,533	9,899	8.97%	283,200	11,452	8.15%
Other earning assets	200,028	1,988	2.00%	78,638	638	1.64%
Total interest-earning assets	12,259,978	242,324	3.99%	12,100,973	226,430	3.77%
Cash and due from banks	327,810			309,247
Other assets	1,036,478			1,232,710
Allowance for loan losses, net	(84,321)			(83,361)
Total Assets	$13,539,945			$13,559,569

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$7,995,229	21,630	0.55%	$7,051,648	9,052	0.26%
Federal funds purchased and securities sold under repurchase agreements	315,272	1,912	1.22%	512,316	1,735	0.68%
Other borrowings	561,473	5,107	1.83%	1,225,534	6,301	1.04%
Total interest-bearing liabilities	8,871,974	28,649	0.65%	8,789,498	17,088	0.39%
Noninterest-bearing demand deposits	2,906,186			3,059,432
Other liabilities	184,549			167,917
Shareholders' equity	1,577,236			1,542,722
Total Liabilities and Shareholders' Equity	$13,539,945			$13,559,569

Net Interest Margin		213,675	3.51%		209,342	3.49%

Less tax equivalent adjustment		6,418			9,748

Net Interest Margin per Consolidated Statements of Income		$207,257			$199,594
Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $3.2 million and $7.1 million for the three and six months ended June 30, 2018, respectively, an increase of $246 thousand, or 8.4%, and $1.4 million, or 25.4%, respectively, when compared to the same time periods in 2017.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The negative provision for loan losses, acquired loans declined $2.1 million, or 82.8%, and $3.9 million, or 93.0%, respectively, when the three and six months ended June 30, 2018 are compared to the same time periods in 2017, principally due to changes in expectations based on the periodic re-estimations performed during the respective periods.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
BancTrust	$(419)	$(1,779)	$(702)	$(2,986)
Bay Bank	—	(879)	377	(1,077)
Heritage	(7)	94	61	(106)
Reliance	(15)	—	(27)	—
Total provision for loan losses, acquired loans	$(441)	$(2,564)	$(291)	$(4,169)

Noninterest Income

Noninterest income represented 31.1% and 31.2% of total revenue, before securities gains (losses), net, for the three and six months ended June 30, 2018, respectively, compared to 33.0% and 32.5% for the three and six months ended June 30, 2017, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service charges on deposit accounts	$10,647	$10,755	$(108)	-1.0%	$21,504	$21,587	$(83)	-0.4%
Bank card and other fees	7,070	7,370	(300)	-4.1%	13,696	13,870	(174)	-1.3%
Mortgage banking, net	9,046	9,008	38	0.4%	20,311	19,193	1,118	5.8%
Insurance commissions	10,735	9,745	990	10.2%	20,154	18,957	1,197	6.3%
Wealth management	7,478	7,674	(196)	-2.6%	15,045	15,087	(42)	-0.3%
Other, net	2,415	5,637	(3,222)	-57.2%	3,474	7,528	(4,054)	-53.9%
Total noninterest income before securities gains (losses), net	47,391	50,189	(2,798)	-5.6%	94,184	96,222	(2,038)	-2.1%
Security gains (losses), net	—	1	(1)	-100.0%	—	1	(1)	-100.0%
Total noninterest income	$47,391	$50,190	$(2,799)	-5.6%	$94,184	$96,223	$(2,039)	-2.1%

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations” of this report.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Mortgage servicing income, net	$5,502	$5,439	$63	1.2%	$11,090	$10,897	$193	1.8%
Change in fair value-MSR from runoff	(3,334)	(2,896)	(438)	-15.1%	(5,841)	(5,283)	(558)	-10.6%
Gain on sales of loans, net	5,414	5,001	413	8.3%	9,999	8,551	1,448	16.9%
Other, net	1,365	629	736	n/m	1,660	1,401	259	18.5%
Mortgage banking income before hedge ineffectiveness	8,947	8,173	774	9.5%	16,908	15,566	1,342	8.6%
Change in fair value-MSR from market changes	1,743	(1,291)	3,034	n/m	11,264	175	11,089	n/m
Change in fair value of derivatives	(1,644)	2,126	(3,770)	n/m	(7,861)	3,452	(11,313)	n/m
Net positive (negative) hedge ineffectiveness	99	835	(736)	-88.1%	3,403	3,627	(224)	-6.2%
Mortgage banking, net	$9,046	$9,008	$38	0.4%	$20,311	$19,193	$1,118	5.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the six months ended June 30, 2018 when compared to the same time period in 2017 was principally due to an increase in the amount of gain on sales of loans, net.   Mortgage loan production for the six months ended June 30, 2018 was $699.6 million, an increase of $23.4 million, or 3.5%, when compared to the same time period in 2017.  Loans serviced for others totaled $6.687 billion at June 30, 2018, compared with $6.474 billion at June 30, 2017, an increase of $213.4 million, or 3.3%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the six months ended June 30, 2018 is compared to the same time period in 2017, was primarily the result of higher profit margins in secondary marketing activities.  Loan sales totaled $515.6 million for the six months ended June 30, 2018, a decrease of $41.0 million, or 7.4%, when compared with the same time period in 2017.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,202)	$(2,287)	$85	3.7%	$(4,404)	$(4,561)	$157	3.4%
Increase in life insurance cash surrender value	1,770	1,782	(12)	-0.7%	3,508	3,496	12	0.3%
Other miscellaneous income	2,847	6,142	(3,295)	-53.6%	4,370	8,593	(4,223)	-49.1%
Total other, net	$2,415	$5,637	$(3,222)	-57.2%	$3,474	$7,528	$(4,054)	-53.9%

The decrease in other income, net when the three and six months ended June 30, 2018 are compared to the same time periods in 2017 was primarily due to a decrease in other miscellaneous income principally due to the $4.9 million in nontaxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.  Excluding the nontaxable proceeds related to life insurance acquired in a previous acquisition, other miscellaneous income for the three and six months ended June 30, 2018 increased $1.6 million and $671 thousand, respectively, when compared to the same time periods in 2017, primarily due to $1.2 million of nontaxable proceeds from bank-owned life insurance received during the second quarter of 2018.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$59,975	$57,185	$2,790	4.9%	$118,450	$112,574	$5,876	5.2%
Defined benefit plan termination charge	—	17,644	(17,644)	-100.0%	—	17,644	(17,644)	-100.0%
Services and fees	16,322	15,009	1,313	8.7%	32,068	30,341	1,727	5.7%
Net occupancy-premises	6,550	6,210	340	5.5%	13,052	12,448	604	4.9%
Equipment expense	6,202	6,162	40	0.6%	12,301	12,160	141	1.2%
Other real estate expense:
Write-downs	177	697	(520)	-74.6%	965	2,161	(1,196)	-55.3%
Net (gain) loss on sale	(588)	(1,052)	464	44.1%	(1,002)	(1,522)	520	34.2%
Carrying costs	318	738	(420)	-56.9%	810	1,503	(693)	-46.1%
Total other real estate expense, net	(93)	383	(476)	n/m	773	2,142	(1,369)	-63.9%
FDIC assessment expense	2,538	2,686	(148)	-5.5%	5,533	5,326	207	3.9%
Other expense	12,306	16,796	(4,490)	-26.7%	24,088	31,497	(7,409)	-23.5%
Total noninterest expense	$103,800	$122,075	$(18,275)	-15.0%	$206,265	$224,132	$(17,867)	-8.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Noninterest expense for both the three and six months ended June 30, 2017 included a one-time defined benefit pension plan termination charge of $17.6 million and $3.2 million of one-time expenses related to the completion of the Reliance merger (included in other expense).  Excluding these non-routine transactions, noninterest expense for the three and six months ended June 30, 2018 increased $2.6 million, or 2.6%, and $3.0 million, or 1.5%, respectively, when compared to the same time periods in 2017.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three and six months ended June 30, 2018 are compared to the same time periods in 2017 was principally due to increases in salaries and incentive compensation as a result of general merit increases and higher commission expense as a result of improvements in the insurance and mortgage origination lines of business.  Trustmark adopted FASB Accounting Standard Update (ASU) 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018.  As a result of adopting ASU 2017-07, Trustmark was required to reclassify $1.9 million and $3.8 million of net periodic benefit cost, excluding the service cost component, from salaries and employee benefits to other expense for the three and six months ended June 30, 2017, respectively.

Services and Fees

The increase in services and fees when the three and six months ended June 30, 2018 are compared to the same time periods in 2017 was primarily the result of investments in new data processing software designed to improve efficiency and customer experience.

Other Real Estate Expense

The decrease in other real estate expense for the six months ended June 30, 2018 when compared to the same time period in 2017 was principally due to declines in write-downs of other real estate and real estate tax expense.  Please see the section captioned “Other Real Estate” for additional information regarding other real estate expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Loan expense	$3,046	$2,827	$219	7.7%	$5,837	$5,619	$218	3.9%
Amortization of intangibles	1,286	1,544	(258)	-16.7%	2,683	3,108	(425)	-13.7%
Defined benefit plans non-service cost reclass from salaries and employee benefits	885	1,875	(990)	-52.8%	1,770	3,788	(2,018)	-53.3%
Other miscellaneous expense	7,089	10,550	(3,461)	-32.8%	13,798	18,982	(5,184)	-27.3%
Total other expense	$12,306	$16,796	$(4,490)	-26.7%	$24,088	$31,497	$(7,409)	-23.5%

The decrease in other expense for the three and six months ended June 30, 2018 when compared to the same time periods in 2017 was primarily due to the $3.2 million of one-time expenses related to the completion of the Reliance merger (included in other miscellaneous expense) incurred during the second quarter of 2017 as well as declines in various miscellaneous expenses and a decrease in defined benefit plan expense principally due to the termination of the Trustmark Capital Accumulation Plan (the Plan).

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2018 and 2017.

General Banking

Net interest income for the General Banking Division increased $7.3 million, or 3.7%, when the six months ended June 30, 2018 is compared with the same time period in 2017.  The increase in net interest income was primarily due to increases in interest and fees on LHFS and LHFI and a decrease in other interest expense, partially offset by an increase in interest on deposits and a decline in interest on securities.  The provision for loan losses, net for the six months ended June 30, 2018 totaled $6.8 million compared to $1.5 million for the same period in 2017, an increase of $5.3 million.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division decreased $3.2 million, or 5.2%, during the first six months of 2018 compared to the same time period in 2017, primarily due to the $4.9 million in nontaxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.  Excluding these nontaxable proceeds, noninterest income for the General Banking Division increased $1.7 million, or 2.9%, when the first six months of 2018 is compared to the same time period in 2017.  Noninterest income for the General Banking Division represented 22.2% of total revenue for this segment for the first six months of 2018 as opposed to 23.8% for the same time period in 2017.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division decreased $18.0 million, or 9.2%, during the first six months of 2018 compared with the same time period in 2017, principally due to a one-time defined benefit pension plan termination charge of $17.6 million and $3.2 million of one-time expenses related to the completion of the Reliance merger incurred during the second quarter of 2017.  Excluding these non-routine expenses, noninterest expense for the General Banking Division for the first six months of 2018 increased $2.8 million, or 1.6%, when compared to the same time period in 2017, principally due to increases in salaries and employee benefits, primarily as a result of general merit increases and higher mortgage origination commission expense, and services and fees, primarily related to data processing software expenses, partially offset by declines in other expense, primarily due to declines in various miscellaneous expenses and a decrease in defined benefit plan expense principally due to the termination of the Plan, and other real estate expense, primarily due to declines in write-downs of other real estate and real estate tax expense.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first six months of 2018, net income for the Wealth Management Division increased $1.1 million when compared to the same time period in 2017.  Noninterest income, which includes income related to investment management, trust and brokerage services, remained stable when the first six months of 2018 is compared to the same time period in 2017.  Noninterest expense for the Wealth Management Division decreased $768 thousand, or 5.7%, during the first six months of 2018 compared to the same time period in 2017, principally due to a decrease in other miscellaneous expense.

At June 30, 2018 and 2017, Trustmark held assets under management and administration of $11.106 billion and $11.115 billion, respectively, and brokerage assets of $1.814 billion and $1.704 billion, respectively.

Insurance

Net income for the Insurance Division during the first six months of 2018 increased $755 thousand, or 29.9%, compared to the same time period in 2017.  Noninterest income for the Insurance Division increased $1.2 million, or 6.3%, when the first six months of 2018 is compared to the same time period in 2017.  Insurance commissions, which make up predominantly all of noninterest income for the Insurance Division, totaled $10.7 million for the second quarter of 2018, an increase of $1.3 million, or 14.0%, compared to the first quarter of 2018, and an increase of $990 thousand, or 10.2%, when compared to the second quarter of 2017.  The increase in insurance commissions during the first six months of 2018 when compared to the same time period in 2017 was primarily due to new business commission volume primarily in property and casualty coverage.  Noninterest expense for the Insurance Division increased $934 thousand, or 6.2%, when the first six months of 2018 is compared to the same time period in 2017, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes.

Income Taxes

For the three and six months ended June 30, 2018, Trustmark’s combined effective tax rate was 13.5% and 13.2%, compared to 19.2% and 21.2% for the same time periods in 2017.  The decrease in the effective tax rate for the three and six months ended June 30, 2018, compared to the same time periods in 2017, was primarily due to the enactment of the Tax Reform Act.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.260 billion, or 90.5% of total average assets, for the six months ended June 30, 2018, compared to $12.101 billion, or 89.2% of total average assets, for the six months ended June 30, 2017, an increase of $159.0 million, or 1.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.9 years at June 30, 2018 compared to 3.8 years at December 31, 2017.

When compared with December 31, 2017, total investment securities decreased by $334.6 million, or 10.2%, during the first six months of 2018.  This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities as well as a net decline in the fair market value of the securities available for sale.  Trustmark sold no securities during the first six months of 2018, compared to $26.4 million of securities sold during the first six months of 2017, which generated a net gain of $1 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss, net of tax, (AOCL) in the accompanying consolidated balance sheets totaled $17.5 million ($13.2 million net of tax) compared to $19.5 million ($12.0 million net of tax) at December 31, 2017.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At June 30, 2018, available for sale securities totaled $1.975 billion, which represented 66.7% of the securities portfolio, compared to $2.239 billion, or 67.9%, at December 31, 2017.  At June 30, 2018, unrealized losses, net on available for sale securities totaled $60.8 million compared to $23.5 million at December 31, 2017.  At June 30, 2018, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2018, held to maturity securities totaled $985.8 million and represented 33.3% of the total securities portfolio, compared with $1.056 billion, or 32.1%, at December 31, 2017.

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

As of June 30, 2018, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2018 ($ in thousands):

	June 30, 2018
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,970,496	96.8%	$1,909,327	96.7%
Aa1 to Aa3	44,810	2.2%	45,103	2.3%
A1 to A3	521	—	520	—
Baa1 to Baa3	210	—	204	—
Not Rated (1)	19,447	1.0%	19,521	1.0%
Total securities available for sale	$2,035,484	100.0%	$1,974,675	100.0%

Securities Held to Maturity
Aaa	$943,386	95.7%	$911,704	95.6%
Aa1 to Aa3	33,483	3.4%	33,869	3.5%
Baa1 to Baa3	405	—	408	—
Not Rated (1)	8,571	0.9%	8,657	0.9%
Total securities held to maturity	$985,845	100.0%	$954,638	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2018, approximately 96.7% of the available for sale securities, measured at the estimated fair value, and 95.7% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At June 30, 2018, LHFS totaled $196.2 million, consisting of $151.6 million of residential real estate mortgage loans in the process of being sold to third parties and $44.6 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2017, LHFS totaled $180.5 million, consisting of $132.3 million of residential real estate mortgage loans in the process of being sold to third parties and $48.2 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2018 or 2017.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due Loans Held for Sale (LHFS)” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$1,038,745	12.0%	$987,624	11.5%
Secured by 1-4 family residential properties	1,742,496	20.1%	1,675,311	19.6%
Secured by nonfarm, nonresidential properties	2,321,734	26.7%	2,193,823	25.6%
Other real estate secured	397,538	4.6%	517,956	6.1%
Commercial and industrial loans	1,572,764	18.1%	1,570,345	18.3%
Consumer loans	175,261	2.0%	171,918	2.0%
State and other political subdivision loans	925,452	10.7%	952,483	11.1%
Other loans	504,993	5.8%	500,507	5.8%
LHFI	$8,678,983	100.0%	$8,569,967	100.0%

LHFI increased $109.0 million, or 1.3%, compared to December 31, 2017.  The increase in LHFI during the first six months of 2018 was primarily due to net growth in loans secured by real estate in Trustmark’s Alabama, Florida and Mississippi market regions.

LHFI secured by real estate increased $125.8 million, or 2.3%, during the first six months of 2018 principally due to growth in LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), LHFI secured by 1-4 family residential properties and construction, land development and other land loans, which was partially offset by declines in LHFI secured by other real estate.  NFNR LHFI increased $127.9 million, or 5.8%, during the first six months of 2018, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $52.3 million, or 2.4%, during the first six months of 2018 primarily due to declines in non-owner occupied loans in the Mississippi and Texas market regions and owner occupied loans in the Mississippi market regions.  LHFI secured by 1-4 family residential properties increased $67.2 million, or 4.0%, during the first six months of 2018, primarily due to growth in mortgage loans in the Mississippi, Alabama and Florida market regions.  LHFI secured by construction, land development and other land increased $51.1 million, or 5.2%, during the first six months of 2018 primarily due to new loans in the other construction and 1-4 family construction categories, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first six months of 2018, $210.3 million loans were moved from other construction to other loan categories, including $138.4 million to non-owner occupied loans, $43.1 million to owner occupies loans, and $28.8 million to multi-family residential loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $229.6 million during the first six months of 2018.  LHFI secured by other real estate declined $120.4 million, or 23.2%, during the first six months of 2018, primarily due to declines in LHFI secured by multi-family residential properties in the Texas, Tennessee, Alabama and Mississippi market regions.

Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At June 30, 2018 and December 31, 2017, energy-related LHFI had outstanding balances of approximately $214.7 million and $226.5 million, respectively, which represented approximately 2.5% of Trustmark’s total LHFI portfolio at June 30, 2018 compared to approximately 2.6% of the total LHFI portfolio at December 31, 2017.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2018	December 31, 2017
Home equity loans	$47,796	$47,032
Home equity lines of credit	398,732	407,627
Percentage of loans and lines for which Trustmark holds first lien	60.3%	60.7%
Percentage of loans and lines for which Trustmark does not hold first lien	39.7%	39.3%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2018 and December 31, 2017 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	June 30, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$177,683	$861,062	$1,038,745
Secured by 1- 4 family residential properties	1,005,302	737,194	1,742,496
Secured by nonfarm, nonresidential properties	1,432,678	889,056	2,321,734
Other real estate secured	145,927	251,611	397,538
Commercial and industrial loans	542,817	1,029,947	1,572,764
Consumer loans	156,482	18,779	175,261
State and other political subdivision loans	841,247	84,205	925,452
Other loans	203,284	301,709	504,993
LHFI	$4,505,420	$4,173,563	$8,678,983

	December 31, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$253,744	$733,880	$987,624
Secured by 1- 4 family residential properties	1,632,853	42,458	1,675,311
Secured by nonfarm, nonresidential properties	1,385,217	808,606	2,193,823
Other real estate secured	153,851	364,105	517,956
Commercial and industrial loans	522,613	1,047,732	1,570,345
Consumer loans	151,685	20,233	171,918
State and other political subdivision loans	863,262	89,221	952,483
Other loans	238,315	262,192	500,507
LHFI	$5,201,540	$3,368,427	$8,569,967

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

The following table presents the LHFI composition by region at June 30, 2018 and reflects a diversified mix of loans by region ($ in thousands):

	June 30, 2018
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$1,038,745	$338,286	$67,056	$306,078	$22,089	$305,236
Secured by 1-4 family residential properties	1,742,496	112,472	47,643	1,478,209	87,299	16,873
Secured by nonfarm, nonresidential properties	2,321,734	485,588	240,787	907,939	159,890	527,530
Other real estate secured	397,538	74,362	3,701	216,478	11,662	91,335
Commercial and industrial loans	1,572,764	205,704	8,832	788,659	352,345	217,224
Consumer loans	175,261	22,702	4,978	125,690	18,879	3,012
State and other political subdivision loans	925,452	81,002	27,370	603,044	23,986	190,050
Other loans	504,993	74,914	16,788	331,733	47,097	34,461
LHFI	$8,678,983	$1,395,030	$417,155	$4,757,830	$723,247	$1,385,721

Construction, Land Development and Other Land Loans by Region
Lots	$63,811	$18,054	$19,386	$21,610	$1,538	$3,223
Development	61,053	5,568	5,888	30,437	532	18,628
Unimproved land	89,458	11,540	15,950	30,459	13,559	17,950
1-4 family construction	200,018	72,175	8,352	83,219	2,396	33,876
Other construction	624,405	230,949	17,480	140,353	4,064	231,559
Construction, land development and other land loans	$1,038,745	$338,286	$67,056	$306,078	$22,089	$305,236

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$366,464	$117,397	$53,814	$105,967	$23,984	$65,302
Office	215,773	68,265	20,850	69,322	4,347	52,989
Nursing homes/senior living	192,350	32,524	—	153,568	6,258	—
Hotel/motel	289,365	74,937	58,642	55,133	34,286	66,367
Mini-storage	131,473	12,834	5,775	42,694	616	69,554
Industrial	72,122	11,844	9,300	8,989	1,120	40,869
Health care	35,182	16,611	759	14,975	—	2,837
Convenience stores	30,375	2,818	122	17,223	798	9,414
Other	97,349	14,332	18,929	16,928	11,487	35,673
Total non-owner occupied loans	1,430,453	351,562	168,191	484,799	82,896	343,005
Owner-occupied:
Office	149,465	25,115	27,535	58,077	3,901	34,837
Churches	92,316	17,459	6,327	46,324	17,197	5,009
Industrial warehouses	147,855	11,414	3,109	58,071	14,704	60,557
Health care	107,106	21,089	6,624	64,475	946	13,972
Convenience stores	99,966	12,492	12,247	50,537	1,252	23,438
Retail	51,725	15,998	7,645	19,580	1,773	6,729
Restaurants	51,179	2,829	788	28,372	17,329	1,861
Auto dealerships	30,640	8,430	152	12,736	9,322	—
Other	161,029	19,200	8,169	84,968	10,570	38,122
Total owner-occupied loans	891,281	134,026	72,596	423,140	76,994	184,525
Loans secured by nonfarm, nonresidential properties	$2,321,734	$485,588	$240,787	$907,939	$159,890	$527,530

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

At June 30, 2018, the allowance for loan losses, LHFI, was $83.6 million, an increase of $6.8 million, or 8.9%, when compared with December 31, 2017.  The increase in the allowance for loan loss during the first six months of 2018 was principally due to an increase in specific reserves for new and existing impaired LHFI partially offset by decreases in reserves required as a result of changes in the qualitative and quantitative reserve factors.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 345.87% at June 30, 2018, compared to 320.84% at December 31, 2017 principally due to the decrease in the nonperforming LHFI, excluding specifically reviewed impaired LHFI, partially offset by a decrease in the allowance for loan losses, LHFI, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $83.6 million allowance for loan losses, LHFI, represented 1.05% of commercial LHFI and 0.63% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.96% as of June 30, 2018.  This compares with an allowance to total LHFI of 0.90% at December 31, 2017, which was allocated to commercial LHFI at 0.95% and to consumer and mortgage LHFI at 0.68%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$81,235	$11,007	$2,916	$46,785	$5,050	$15,477
Transfers (1)	782	—	782	—	—	—
LHFI charged-off	(3,421)	(189)	(34)	(2,903)	(260)	(35)
Recoveries	1,803	77	156	1,198	190	182
Net (charge-offs) recoveries	(1,618)	(112)	122	(1,705)	(70)	147
Provision for loan losses, LHFI	3,167	434	(811)	2,768	82	694
Balance at end of period	$83,566	$11,329	$3,009	$47,848	$5,062	$16,318

	Three Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$72,445	$8,311	$3,058	$43,077	$5,926	$12,073
LHFI charged-off	(2,118)	(121)	(49)	(1,548)	(323)	(77)
Recoveries	2,936	150	1,022	1,515	177	72
Net (charge-offs) recoveries	818	29	973	(33)	(146)	(5)
Provision for loan losses, LHFI	2,921	866	(975)	2,268	322	440
Balance at end of period	$76,184	$9,206	$3,056	$45,312	$6,102	$12,508

	Six Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
Transfers (1)	782	—	782	—	—	—
LHFI charged-off	(5,963)	(420)	(88)	(4,853)	(557)	(45)
Recoveries	4,886	224	1,170	2,881	378	233
Net (charge-offs) recoveries	(1,077)	(196)	1,082	(1,972)	(179)	188
Provision for loan losses, LHFI	7,128	1,052	(1,674)	5,432	(186)	2,504
Balance at end of period	$83,566	$11,329	$3,009	$47,848	$5,062	$16,318

	Six Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(6,320)	(306)	(186)	(5,110)	(627)	(91)
Recoveries	5,556	269	1,314	3,318	398	257
Net (charge-offs) recoveries	(764)	(37)	1,128	(1,792)	(229)	166
Provision for loan losses, LHFI	5,683	2,055	(972)	4,094	530	(24)
Balance at end of period	$76,184	$9,206	$3,056	$45,312	$6,102	$12,508

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank & Trust Company merger on March 16, 2012, which were reclassified from acquired loans to LHFI during the second quarter of 2018.

Charge-offs exceeded recoveries for the three months ended June 30, 2018 resulting in net charge-offs of $1.6 million compared to net recoveries of $818 thousand for the three months ended June 30, 2017.  The increase in net charge-offs for the second quarter of 2018 compared to the same time period in 2017 was primarily a result of an increase in charge-offs in the Mississippi market region and a decrease in recoveries in the Florida and Mississippi market regions.  Charge-offs exceeded recoveries for the six months ended June 30, 2018 and 2017.  Net charge-offs for the first six months of 2018 totaled $1.1 million, an increase of $313 thousand, or 41.0%, when compared to the same time period in 2017.  The increase in net charge-offs for the first six months of 2018 compared to the same time period in 2017 was primarily due to declines in recoveries across all five market regions partially offset by declines in charge-offs in the Mississippi, Florida, Tennessee and Texas market regions.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the first six months of 2018 totaled 0.17% of average loans (LHFS and LHFI), compared with 0.14% of average loans (LHFS and LHFI) for the same time period in 2017.  The increase in the provision for loan losses, LHFI when the first six months of 2018 is compared to the same time period in 2017 was primarily due to an increase in the amount of provision expense related to new and existing impaired LHFI partially offset by declines in provision expense related to changes in quantitative and qualitative reserve factors.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at June 30, 2018 and December 31, 2017 ($ in thousands):

	June 30, 2018	December 31, 2017
Nonaccrual LHFI
Alabama	$3,685	$3,083
Florida	2,978	3,034
Mississippi	39,006	49,129
Tennessee	5,338	4,436
Texas	10,356	7,893
Total nonaccrual LHFI	61,363	67,575
Other real estate
Alabama	8,290	11,714
Florida	9,789	13,937
Mississippi	19,358	14,260
Tennessee	1,486	2,535
Texas	744	782
Total other real estate	39,667	43,228
Total nonperforming assets	$101,030	$110,803

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.13%	1.26%

Loans past due 90 days or more
LHFI	$529	$2,171

LHFS - Guaranteed GNMA serviced loans (1)	$34,693	$35,544

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2018, nonaccrual LHFI totaled $61.4 million, or 0.69% of total LHFS and LHFI, reflecting a decrease of $6.2 million, or 0.07% of total LHFS and LHFI, relative to December 31, 2017.  The decrease in nonaccrual LHFI was principally due to payments, foreclosure, and charge-offs on one large nonaccrual commercial credit during the first six months of 2018.  As of June 30, 2018, nonaccrual energy-related LHFI totaled $20.1 million and represented 9.3% of Trustmark’s total energy-related portfolio, compared to $22.0 million, or 9.7% of Trustmark’s total energy-related portfolio, as of December 31, 2017.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual LHFI” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2018 decreased $3.6 million, or 8.2%, when compared with December 31, 2017.  The decrease in other real estate was primarily due to properties sold in Trustmark’s Florida, Alabama, Mississippi and Tennessee market regions partially offset by new properties foreclosed in the Mississippi, Florida and Alabama market regions.

As of June 30, 2018, Trustmark had no covered other real estate.  The remaining loss-share agreement with the Federal Deposit Insurance Corporation (FDIC), which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$39,554	$8,962	$12,550	$15,737	$1,523	$782
Additions	5,074	(6)	—	5,080	—	—
Disposals	(4,784)	(534)	(2,761)	(1,459)	(30)	—
Write-downs	(177)	(132)	—	—	(7)	(38)
Balance at end of period	$39,667	$8,290	$9,789	$19,358	$1,486	$744

	Three Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$55,968	$13,953	$21,577	$14,974	$4,706	$758
Additions (1)	2,732	601	344	726	278	783
Disposals	(8,045)	(758)	(4,316)	(1,227)	(1,743)	(1)
Write-downs	(697)	(495)	(228)	(96)	122	—
Balance at end of period	$49,958	$13,301	$17,377	$14,377	$3,363	$1,540

	Six Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	7,084	219	773	6,092	—	—
Disposals	(9,680)	(1,956)	(4,865)	(1,871)	(988)	—
Write-downs	(965)	(633)	(56)	(177)	(61)	(38)
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$39,667	$8,290	$9,789	$19,358	$1,486	$744

	Six Months Ended June 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions (1)	4,498	671	344	2,094	606	783
Disposals	(14,430)	(2,534)	(4,530)	(2,913)	(3,559)	(894)
Write-downs	(2,161)	(825)	(1,019)	(450)	133	—
Balance at end of period	$49,958	$13,301	$17,377	$14,377	$3,363	$1,540
(1)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $1.2 million, or 55.3%, when the first six months of 2018 is compared to the same time period in 2017.  The decrease in write-downs on other real estate during the first six months of 2018 compared to the same time period in 2017 was primarily due to decreases in write-downs of other real estate properties in the Florida, Mississippi and Tennessee market regions, partially offset by increases in write-downs of other real estate properties in the Alabama and Texas market regions.

For additional information regarding other real estate, including covered other real estate, see Note 7 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

As of June 30, 2018 and December 31, 2017, acquired loans consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$11,900	$23,586
Secured by 1-4 family residential properties	36,419	61,751
Secured by nonfarm, nonresidential properties	85,117	114,694
Other real estate secured	9,862	16,746
Commercial and industrial loans	20,485	31,506
Consumer loans	1,700	2,600
Other loans	7,624	10,634
Acquired loans	173,107	261,517
Less allowance for loan losses, acquired loans	3,046	4,079
Net acquired loans	$170,061	$257,438

During the first six months of 2018, acquired loans decreased $88.4 million, or 33.8%, compared to balances at December 31, 2017, primarily due to pay-downs and pay-offs of these acquired loans and acquired loans that were transferred to LHFI.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $20.0 million to $30.0 million during the third quarter of 2018.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 6.0% to 7.0% for the third quarter of 2018.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 5 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $11.072 billion at June 30, 2018 compared to $10.578 billion at December 31, 2017, an increase of $494.9 million, or 4.7%.  During the first six months of 2018, noninterest-bearing deposits decreased $19.7 million, or 0.7%, primarily due to declines in commercial demand deposit accounts, while interest-bearing deposits increased $514.6 million, or 6.8%, primarily due to growth in public interest checking accounts and consumer certificates of deposits, reflecting increases in interest rates in general.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $664.5 million at June 30, 2018, a decrease of $776.3 million, or 53.9%, when compared with $1.441 billion at December 31, 2017, primarily due to decrease in the outstanding balance of short-term FHLB advances, as maturing short-term advances with the FHLB of Dallas were not replaced as a result of increases in interest rates and changes in Trustmark’s funding needs which resulted from increased liquidity due to growth in deposits and securities run-off.  Other short-term borrowings decreased $784.4 million, or 80.8%, during the first six months of 2018, primarily due to the maturity of $400.0 million in short-term FHLB advances and prepayment of $375.0 million short-term advance with the FHLB of Dallas.  Federal funds purchased and securities sold under repurchase agreements totaled $477.9 million at June 30, 2018 compared to $469.8 million at December 31, 2017, an increase of $8.1 million, or 1.7%.  Of these amounts $87.9 million and $139.8 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $390.0 million at June 30, 2018, an increase of $60.0 million when compared with $330.0 million at December 31, 2017.

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

Capital Resources

At June 30, 2018, Trustmark’s total shareholders’ equity was $1.584 billion, an increase of $12.4 million, or 0.8%, when compared to December 31, 2017.  During the first six months of 2018, shareholders’ equity increased primarily as a result of net income of $76.6 million, partially offset by common stock dividends of $31.3 million and a decrease in the fair market value of securities available for sale of $28.0 million, net of tax.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% at June 30, 2018 and 1.250% at December 31, 2017.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2018 and December 31, 2017.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2018 and 2017 were $0.46.  Trustmark’s indicated dividend for 2018 is $0.92 per common share, which is the same as dividends per common share in 2017.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $10.901 billion for the first six months of 2018 and represented approximately 80.5% of average liabilities and shareholders’ equity, compared to average deposits of $10.111 billion, which represented 74.6% of average liabilities and shareholders’ equity for the first six months of 2017.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2018, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $19.0 million compared to $38.6 million at December 31, 2017.  At both June 30, 2018 and December 31, 2017, Trustmark had no outstanding brokered CDs.

At June 30, 2018, Trustmark had $390.0 million in upstream federal funds purchased, compared to $330.0 million at December 31, 2017.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $125.0 million of outstanding short-term advances and no outstanding long-term advances at June 30, 2018, compared to $900.0 million of outstanding short-term advances and no outstanding long-term advances at December 31, 2017.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $2.540 billion at June 30, 2018.

In addition, at June 30, 2018, Trustmark had $913 thousand in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $958 thousand at December 31, 2017.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At June 30, 2018, Trustmark had approximately $563.8 million available in unencumbered agency securities compared to $1.299 billion at December 31, 2017.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017 as well as increased collateral requirements due to the increase in public deposits.

Another borrowing source is the Discount Window.  At June 30, 2018, Trustmark had approximately $997.8 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.042 billion at December 31, 2017.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2018, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2018 and 2017.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $680 thousand June 30, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $541 thousand will be reclassified as a decrease to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $356.3 million at June 30, 2018, with a positive valuation adjustment of $583 thousand, compared to $265.0 million, with a positive valuation adjustment of $663 thousand at December 31, 2017.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $250.0 million at June 30, 2018 compared to $349.0 million at December 31, 2017.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $99 thousand and $835 thousand for the three months ended June 30, 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, the impact was a net positive ineffectiveness of $3.4 million and $3.6 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $306.2 million related to this program, compared to $351.9 million as of December 31, 2017.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of June 30, 2018, Trustmark had no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $80 thousand at December 31, 2017.  As of June 30, 2018, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2018 and December 31, 2017, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.4 million and $13.7 million, respectively.  At June 30, 2018, Trustmark had entered into seven risk participation agreements as a guarantor with an aggregate notional amount of $40.3 million, compared to six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million at December 31, 2017.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2018 and December 31, 2017.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2018 and 2017.  At June 30, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2018	2017
+200 basis points	-2.2%	-0.7%
+100 basis points	-1.2%	-0.2%
-100 basis points	-2.0%	-6.1%

As shown in the table above, the interest rate shocks for the first six months of 2018 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2018 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2018 and 2017.  At June 30, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2018	2017
+200 basis points	1.3%	7.0%
+100 basis points	1.0%	4.2%
-100 basis points	-6.2%	-13.1%

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

At June 30, 2018, the MSR fair value was approximately $97.4 million, compared to $82.6 million at June 30, 2017.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2018, would be a decline in fair value of approximately $2.9 million and $3.9 million, respectively, compared to a decline in fair value of approximately $2.8 million and $3.0 million, respectively, at June 30, 2017.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2017 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2018.

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

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2018 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2018 to April 30, 2018	—	$—	—	$96,750
May 1, 2018 to May 31, 2018	11,978	31.10	11,978	96,377
June 1, 2018 to June 30, 2018	150,271	33.27	150,271	91,378
Total	162,249		162,249
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 7, 2018	DATE:	August 7, 2018