Form 10-Q
period 2018-09-30
TRUSTMARK CORP
filed 2018-11-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 67,088,861 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Cash and due from banks (noninterest-bearing)	$432,471	$335,768
Federal funds sold and securities purchased under reverse repurchase agreements	1,000	615
Securities available for sale (at fair value)	1,864,633	2,238,635
Securities held to maturity (fair value: $907,317-2018; $1,046,247-2017)	943,883	1,056,486
Loans held for sale (LHFS)	182,664	180,512
Loans held for investment (LHFI)	8,747,030	8,569,967
Less allowance for loan losses, LHFI	88,874	76,733
Net LHFI	8,658,156	8,493,234
Acquired loans	132,615	261,517
Less allowance for loan losses, acquired loans	1,714	4,079
Net acquired loans	130,901	257,438
Net LHFI and acquired loans	8,789,057	8,750,672
Premises and equipment, net	178,739	179,339
Mortgage servicing rights	101,374	84,269
Goodwill	379,627	379,627
Identifiable intangible assets, net	12,391	16,360
Other real estate	36,475	43,228
Other assets	517,498	532,442
Total Assets	$13,439,812	$13,797,953

Liabilities
Deposits:
Noninterest-bearing	$2,786,539	$2,978,074
Interest-bearing	8,170,371	7,599,438
Total deposits	10,956,910	10,577,512
Federal funds purchased and securities sold under repurchase agreements	486,865	469,827
Short-term borrowings	190,023	971,049
Long-term Federal Home Loan Bank (FHLB) advances	896	946
Junior subordinated debt securities	61,856	61,856
Other liabilities	143,658	145,062
Total Liabilities	11,840,208	12,226,252

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 67,621,369 shares - 2018; 67,746,094 shares - 2017	14,089	14,115
Capital surplus	362,868	369,124
Retained earnings	1,302,593	1,228,187
Accumulated other comprehensive loss, net of tax	(79,946)	(39,725)
Total Shareholders' Equity	1,599,604	1,571,701
Total Liabilities and Shareholders' Equity	$13,439,812	$13,797,953

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Interest and fees on LHFS & LHFI	$102,980	$89,112	$291,362	$253,507
Interest and fees on acquired loans	4,033	6,625	13,932	18,077
Interest on securities:
Taxable	16,186	19,291	50,586	57,865
Tax exempt	518	717	1,748	2,328
Interest on federal funds sold and securities purchased under reverse repurchase agreements	3	14	10	26
Other interest income	1,050	355	3,038	993
Total Interest Income	124,770	116,114	360,676	332,796
Interest Expense
Interest on deposits	14,972	6,381	36,602	15,433
Interest on federal funds purchased and securities sold under repurchase agreements	1,348	1,301	3,260	3,036
Other interest expense	1,467	4,520	6,574	10,821
Total Interest Expense	17,787	12,202	46,436	29,290
Net Interest Income	106,983	103,912	314,240	303,506
Provision for loan losses, LHFI	8,673	3,672	15,801	9,355
Provision for loan losses, acquired loans	(467)	(1,653)	(758)	(5,822)
Net Interest Income After Provision for Loan Losses	98,777	101,893	299,197	299,973
Noninterest Income
Service charges on deposit accounts	11,075	11,223	32,579	32,810
Bank card and other fees	7,459	7,150	21,155	21,020
Mortgage banking, net	8,647	4,425	28,958	23,618
Insurance commissions	10,765	10,398	30,919	29,355
Wealth management	7,789	7,530	22,834	22,617
Other, net	1,358	3,740	4,832	11,268
Security gains (losses), net	—	14	—	15
Total Noninterest Income	47,093	44,480	141,277	140,703
Noninterest Expense
Salaries and employee benefits	60,847	57,871	179,297	170,445
Defined benefit plan termination	—	—	—	17,644
Services and fees	16,404	15,133	48,472	45,474
Net occupancy - premises	6,910	6,702	19,962	19,150
Equipment expense	6,200	6,297	18,501	18,457
Other real estate expense, net	1,168	864	1,941	3,006
FDIC assessment expense	1,999	2,816	7,532	8,142
Other expense	11,695	13,403	35,783	44,900
Total Noninterest Expense	105,223	103,086	311,488	327,218
Income Before Income Taxes	40,647	43,287	128,986	113,458
Income taxes	4,394	8,708	16,090	23,596
Net Income	$36,253	$34,579	$112,896	$89,862

Earnings Per Share
Basic	$0.54	$0.51	$1.67	$1.33
Diluted	$0.54	$0.51	$1.67	$1.32

Dividends Per Share	$0.23	$0.23	$0.69	$0.69

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income per consolidated statements of income	$36,253	$34,579	$112,896	$89,862
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(7,246)	(331)	(35,231)	3,912
Less: adjustment for net (gains) losses realized in net income	—	(8)	—	(9)
Change in net unrealized holding loss on securities transferred to held to maturity	730	698	2,182	2,193
Pension and other postretirement benefit plans:
Net change in prior service costs	47	39	140	116
Recognized net loss due to lump sum settlement	31	—	92	—
Change in net actuarial loss	271	219	819	1,187
Recognized net loss due to defined benefit plan termination	—	—	—	10,492
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	39	33	458	(61)
Less: adjustment for (gain) loss realized in net income	(79)	34	(157)	143
Other comprehensive income (loss), net of tax	(6,207)	684	(31,697)	17,973
Comprehensive income	$30,046	$35,263	$81,199	$107,835

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

	2018	2017
Balance, January 1,	$1,571,701	$1,520,208
Net income per consolidated statements of income	112,896	89,862
Other comprehensive income (loss), net of tax	(31,697)	17,973
Common stock dividends paid	(47,014)	(47,099)
Shares withheld to pay taxes, long-term incentive plan	(1,427)	(1,659)
Repurchase and retirement of common stock	(7,877)	—
Compensation expense, long-term incentive plan	3,022	3,250
Balance, September 30,	$1,599,604	$1,582,535

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income per consolidated statements of income	$112,896	$89,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	15,043	3,533
Depreciation and amortization	29,512	28,781
Net amortization of securities	7,197	8,084
Securities (gains) losses, net	—	(15)
Gains on sales of loans, net	(16,409)	(13,633)
Deferred income tax provision	5,612	4,800
Proceeds from sales of loans held for sale	836,971	885,520
Purchases and originations of loans held for sale	(823,134)	(895,992)
Originations of mortgage servicing rights	(12,248)	(11,630)
Earnings on bank-owned life insurance	(3,994)	(3,753)
Net change in other assets	521	29,599
Net change in other liabilities	14	4,205
Other operating activities, net	(10,268)	6,280
Net cash provided by operating activities	141,713	135,641

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	114,531	128,515
Proceeds from maturities, prepayments and calls of securities available for sale	334,852	351,817
Proceeds from sales of securities available for sale	—	27,682
Purchases of securities held to maturity	—	(69,989)
Purchases of securities available for sale	(14,040)	(338,532)
Net proceeds from bank-owned life insurance	1,843	3,630
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(385)	4,185
Net change in member bank stock	26,970	739
Net change in loans	(63,796)	(457,292)
Purchases of premises and equipment	(10,870)	(10,963)
Proceeds from sales of premises and equipment	651	7,792
Proceeds from sales of other real estate	16,490	20,301
Purchases of software	(10,701)	(3,492)
Investments in tax credit and other partnerships	(17)	(5,213)
Net cash used in business acquisition	—	(19,775)
Net cash provided by (used in) investing activities	395,528	(360,595)

Financing Activities
Net change in deposits	379,398	9,572
Net change in federal funds purchased and securities sold under repurchase agreements	17,038	5,786
Net change in short-term borrowings	(780,606)	283,820
Payments on long-term FHLB advances	(50)	(49)
Redemption of junior subordinated debt securities	—	(3,000)
Common stock dividends	(47,014)	(47,099)
Repurchase and retirement of common stock	(7,877)	—
Shares withheld to pay taxes, long-term incentive plan	(1,427)	(1,659)
Net cash provided by (used in) financing activities	(440,538)	247,371

Net change in cash and cash equivalents	96,703	22,417
Cash and cash equivalents at beginning of period	335,768	327,706
Cash and cash equivalents at end of period	$432,471	$350,123

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 198 offices at September 30, 2018 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Subsequent Events

On October 10, 2018, Hurricane Michael struck the Florida Panhandle causing significant damages.  As of September 30, 2018, Trustmark had 1,787 loans with a balance of $239.7 million and exposure of $282.1 million in the Federal Emergency Management Agency (FEMA) designated disaster areas which includes 12 counties in Florida and 20 counties in Georgia.  Immediately following the storm, Trustmark initiated a process to identify all customers in the FEMA disaster areas.  Efforts are now ongoing to contact those borrowers to offer assistance as well as to establish reasonable estimates of uninsured damage and to adequately assess potential risk to Trustmark.  Management continues to evaluate the impact of Hurricane Michael and is unable to provide a reasonable estimate of the financial impact on Trustmark’s consolidated financial statements at this time.

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

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2018 and December 31, 2017 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$33,511	$126	$(1,266)	$32,371	$3,725	$26	$—	$3,751
Obligations of states and political subdivisions	57,127	201	(64)	57,264	42,623	173	(156)	42,640
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	68,844	118	(3,115)	65,847	12,316	33	(389)	11,960
Issued by FNMA and FHLMC	713,673	125	(29,324)	684,474	119,040	3	(4,652)	114,391
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	872,699	86	(32,712)	840,073	600,635	—	(27,473)	573,162
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	189,248	154	(4,798)	184,604	165,544	41	(4,172)	161,413
Total	$1,935,102	$810	$(71,279)	$1,864,633	$943,883	$276	$(36,842)	$907,317

December 31, 2017
U.S. Government agency obligations	$45,763	$322	$(800)	$45,285	$3,692	$182	$—	$3,874
Obligations of states and political subdivisions	78,433	850	(54)	79,229	46,039	1,044	(59)	47,024
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	66,634	215	(1,103)	65,746	13,539	207	(73)	13,673
Issued by FNMA and FHLMC	824,872	827	(11,249)	814,450	133,975	210	(1,559)	132,626
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,028,176	1,808	(13,194)	1,016,790	678,926	1,209	(11,065)	669,070
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	218,252	426	(1,543)	217,135	180,315	1,102	(1,437)	179,980
Total	$2,262,130	$4,448	$(27,943)	$2,238,635	$1,056,486	$3,954	$(14,193)	$1,046,247

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $16.6 million ($12.4 million, net of tax).

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at September 30, 2018 and December 31, 2017 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$—	$—	$26,421	$(1,266)	$26,421	$(1,266)
Obligations of states and political subdivisions	29,786	(179)	3,791	(41)	33,577	(220)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	24,843	(677)	49,000	(2,827)	73,843	(3,504)
Issued by FNMA and FHLMC	134,720	(3,928)	655,161	(30,048)	789,881	(33,976)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	531,793	(14,120)	865,762	(46,065)	1,397,555	(60,185)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	168,750	(3,334)	158,538	(5,636)	327,288	(8,970)
Total	$889,892	$(22,238)	$1,758,673	$(85,883)	$2,648,565	$(108,121)

December 31, 2017
U.S. Government agency obligations	$5,214	$(113)	$29,432	$(687)	$34,646	$(800)
Obligations of states and political subdivisions	19,345	(80)	3,874	(33)	23,219	(113)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	37,304	(351)	29,446	(825)	66,750	(1,176)
Issued by FNMA and FHLMC	506,410	(4,219)	369,060	(8,589)	875,470	(12,808)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	755,013	(7,668)	534,955	(16,591)	1,289,968	(24,259)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	230,898	(1,719)	55,288	(1,261)	286,186	(2,980)
Total	$1,554,184	$(14,150)	$1,022,055	$(27,986)	$2,576,239	$(42,136)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2018.  There were no other-than-temporary impairments for the nine months ended September 30, 2018 and 2017.

Security Gains and Losses

Gross realized gains or losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Available for Sale	2018	2017	2018	2017
Proceeds from calls and sales of securities	$—	$1,273	$—	$27,682
Gross realized gains	—	15	—	16
Gross realized (losses)	—	(1)	—	(1)

Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.092 billion and $1.834 billion at September 30, 2018 and December 31, 2017, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both September 30, 2018 and December 31, 2017, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2018, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,525	$25,554	$170	$170
Due after one year through five years	37,426	37,661	41,912	41,934
Due after five years through ten years	3,124	3,054	4,266	4,287
Due after ten years	24,563	23,366	—	—
	90,638	89,635	46,348	46,391
Mortgage-backed securities	1,844,464	1,774,998	897,535	860,926
Total	$1,935,102	$1,864,633	$943,883	$907,317

Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI

At September 30, 2018 and December 31, 2017, LHFI consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$1,031,491	$987,624
Secured by 1-4 family residential properties	1,801,029	1,675,311
Secured by nonfarm, nonresidential properties	2,294,289	2,193,823
Other real estate secured	453,687	517,956
Commercial and industrial loans	1,565,922	1,570,345
Consumer loans	182,709	171,918
State and other political subdivision loans	929,178	952,483
Other loans	488,725	500,507
LHFI	8,747,030	8,569,967
Allowance for loan losses, LHFI	(88,874)	(76,733)
Net LHFI	$8,658,156	$8,493,234

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2018, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At September 30, 2018 and December 31, 2017, the carrying amounts of nonaccrual LHFI were $67.8 million and $67.6 million, respectively.  Included in these amounts were $33.6 million and $23.2 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2018 and 2017.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$203	$5	$—	$208	$2,262	$1,029,021	$1,031,491
Secured by 1-4 family residential properties	5,626	1,304	447	7,377	15,164	1,778,488	1,801,029
Secured by nonfarm, nonresidential properties	256	280	—	536	5,389	2,288,364	2,294,289
Other real estate secured	5	—	—	5	742	452,940	453,687
Commercial and industrial loans	1,727	9	21	1,757	33,870	1,530,295	1,565,922
Consumer loans	1,480	241	258	1,979	228	180,502	182,709
State and other political subdivision loans	—	—	—	—	8,762	920,416	929,178
Other loans	419	33	—	452	1,419	486,854	488,725
Total	$9,716	$1,872	$726	$12,314	$67,836	$8,666,880	$8,747,030
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$391	$1	$—	$392	$2,105	$985,127	$987,624
Secured by 1-4 family residential properties	6,412	2,084	1,917	10,413	19,022	1,645,876	1,675,311
Secured by nonfarm, nonresidential properties	2,319	256	—	2,575	12,608	2,178,640	2,193,823
Other real estate secured	—	—	—	—	212	517,744	517,956
Commercial and industrial loans	759	1,233	12	2,004	33,338	1,535,003	1,570,345
Consumer loans	2,141	255	242	2,638	135	169,145	171,918
State and other political subdivision loans	350	39	—	389	—	952,094	952,483
Other loans	18	4	—	22	155	500,330	500,507
Total	$12,390	$3,872	$2,171	$18,433	$67,575	$8,483,959	$8,569,967
(1)	Past due 90 days or more but still accruing interest.

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

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended September 30, 2018 and 2017.

At September 30, 2018 and December 31, 2017, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	September 30, 2018
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,801	$1,546	$26	$1,572	$—	$1,747
Secured by 1-4 family residential properties	4,771	126	3,614	3,740	43	4,217
Secured by nonfarm, nonresidential properties	3,585	3,010	360	3,370	78	5,845
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	39,845	14,657	19,045	33,702	13,869	28,218
Consumer loans	3	—	3	3	—	6
State and other political subdivision loans	8,765	4,079	4,683	8,762	683	4,381
Other loans	1,432	230	1,076	1,306	1,076	816
Total	$60,202	$23,648	$28,807	$52,455	$15,749	$45,230

	December 31, 2017
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,704	$1,206	$199	$1,405	$75	$1,923
Secured by 1-4 family residential properties	6,031	160	4,576	4,736	1,331	4,693
Secured by nonfarm, nonresidential properties	15,205	10,027	396	10,423	165	8,321
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	36,874	31,281	518	31,799	131	22,734
Consumer loans	17	—	17	17	—	9
State and other political subdivision loans	—	—	—	—	—	—
Other loans	556	—	556	556	41	325
Total	$60,387	$42,674	$6,262	$48,936	$1,743	$38,005
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

All loans whose terms have been modified in a TDR are evaluated for impairment under FASB ASC Topic 310, “Receivables”. Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.  At September 30, 2018 and December 31, 2017, Trustmark held $203 thousand and $366 thousand, respectively, of foreclosed residential real estate as a result of foreclosure or in substance repossession of consumer mortgage LHFI classified as TDRs.  At September 30, 2018, Trustmark had $55 thousand of consumer mortgage LHFI classified as TDRs in the process of formal foreclosure proceedings compared to none at December 31, 2017.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months. Otherwise, the restructured loan must remain on nonaccrual.

At September 30, 2018 and 2017, LHFI classified as TDRs totaled $36.0 million and $24.4 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $24.7 million and $21.1 million, respectively.  The remaining TDRs at September 30, 2018 and 2017 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $7.7 million of unused commitments on TDRs at September 30, 2018 compared to no material unused commitments on TDRs at September 30, 2017.

For TDRs, Trustmark had a related loan loss allowance of $14.3 million and $393 thousand at September 30, 2018 and 2017, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $4.7 million for the nine months ended September 30, 2018 compared to $126 thousand for the nine months ended September 30, 2017.

The following tables illustrate the impact of modifications classified as TDRs as well as those TDRs modified within the last 12 months for which there was a payment default during the period for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by 1-4 family residential properties	3	$121	$121	1	$112	$113
Loans secured by nonfarm, nonresidential properties	—	—	—	1	426	426
Commercial and industrial loans	9	11,153	10,062	6	12,500	12,500
Total	12	$11,274	$10,183	8	$13,038	$13,039

	Nine Months Ended September 30,
	2018			2017
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land development and other land loans	1	$22	$22	1	$341	$325
Loans secured by 1-4 family residential properties	19	1,873	1,432	17	1,280	1,290
Loans secured by nonfarm, nonresidential properties	—	—	—	1	426	426
Commercial and industrial loans	15	22,899	21,791	7	12,744	12,744
Consumer loans	3	4	4	—	—	—
Total	38	$24,798	$23,249	26	$14,791	$14,785

	Nine Months Ended September 30,
	2018		2017
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	1	$21	—	$—
Loans secured by 1-4 family residential properties	6	321	4	64
Commercial and industrial loans	6	13,985	2	—
Total	13	$14,327	6	$64

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

The following tables detail LHFI classified as TDRs by loan type at September 30, 2018 and 2017 ($ in thousands):

	September 30, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$26	$26
Secured by 1-4 family residential properties	563	3,052	3,615
Secured by nonfarm, nonresidential properties	—	360	360
Commercial and industrial loans	1,783	29,636	31,419
Consumer loans	—	3	3
Other loans	—	540	540
Total TDRs	$2,346	$33,617	$35,963

	September 30, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$272	$272
Secured by 1-4 family residential properties	14	3,077	3,091
Secured by nonfarm, nonresidential properties	426	436	862
Commercial and industrial loans	—	20,153	20,153
Consumer loans	—	1	1
Total TDRs	$440	$23,939	$24,379

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

The tables below present LHFI by loan type and credit quality indicator at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$961,316	$78	$4,512	$208	$966,114
Secured by 1-4 family residential properties	125,998	175	2,960	60	129,193
Secured by nonfarm, nonresidential properties	2,259,388	3,052	31,302	484	2,294,226
Other real estate secured	452,095	454	515	—	453,064
Commercial and industrial loans	1,490,431	9,721	63,936	1,834	1,565,922
Consumer loans	—	—	—	—	—
State and other political subdivision loans	913,286	5,250	10,642	—	929,178
Other loans	458,118	15,597	10,469	77	484,261
Total	$6,660,632	$34,327	$124,336	$2,663	$6,821,958

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$65,028	$3	$—	$346	$65,377	$1,031,491
Secured by 1-4 family residential properties	1,651,019	6,566	447	13,804	1,671,836	1,801,029
Secured by nonfarm, nonresidential properties	63	—	—	—	63	2,294,289
Other real estate secured	623	—	—	—	623	453,687
Commercial and industrial loans	—	—	—	—	—	1,565,922
Consumer loans	180,503	1,721	258	227	182,709	182,709
State and other political subdivision loans	—	—	—	—	—	929,178
Other loans	4,464	—	—	—	4,464	488,725
Total	$1,901,700	$8,290	$705	$14,377	$1,925,072	$8,747,030

	December 31, 2017
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$922,563	$316	$3,780	$222	$926,881
Secured by 1-4 family residential properties	127,405	134	4,948	76	132,563
Secured by nonfarm, nonresidential properties	2,135,749	6,684	50,785	527	2,193,745
Other real estate secured	517,036	—	517	—	517,553
Commercial and industrial loans	1,437,590	28,780	103,089	886	1,570,345
Consumer loans	—	—	—	—	—
State and other political subdivision loans	936,420	5,850	10,213	—	952,483
Other loans	478,083	—	16,390	108	494,581
Total	$6,554,846	$41,764	$189,722	$1,819	$6,788,151

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,240	$342	$—	$161	$60,743	$987,624
Secured by 1-4 family residential properties	1,516,691	7,874	1,809	16,374	1,542,748	1,675,311
Secured by nonfarm, nonresidential properties	78	—	—	—	78	2,193,823
Other real estate secured	403	—	—	—	403	517,956
Commercial and industrial loans	—	—	—	—	—	1,570,345
Consumer loans	169,146	2,396	242	134	171,918	171,918
State and other political subdivision loans	—	—	—	—	—	952,483
Other loans	5,926	—	—	—	5,926	500,507
Total	$1,752,484	$10,612	$2,051	$16,669	$1,781,816	$8,569,967

Past Due Loans Held for Sale (LHFS)

LHFS past due 90 days or more totaled $34.1 million and $35.5 million at September 30, 2018 and December 31, 2017, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2018 or 2017.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,414	$8,414
Secured by 1-4 family residential properties	43	9,265	9,308
Secured by nonfarm, nonresidential properties	78	24,781	24,859
Other real estate secured	—	2,949	2,949
Commercial and industrial loans	13,869	19,448	33,317
Consumer loans	—	3,394	3,394
State and other political subdivision loans	683	510	1,193
Other loans	1,076	4,364	5,440
Total allowance for loan losses, LHFI	$15,749	$73,125	$88,874

	December 31, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$75	$7,790	$7,865
Secured by 1-4 family residential properties	1,331	9,543	10,874
Secured by nonfarm, nonresidential properties	165	23,263	23,428
Other real estate secured	—	2,790	2,790
Commercial and industrial loans	131	22,720	22,851
Consumer loans	—	3,470	3,470
State and other political subdivision loans	—	789	789
Other loans	41	4,625	4,666
Total allowance for loan losses, LHFI	$1,743	$74,990	$76,733

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,572	$1,029,919	$1,031,491
Secured by 1-4 family residential properties	3,740	1,797,289	1,801,029
Secured by nonfarm, nonresidential properties	3,370	2,290,919	2,294,289
Other real estate secured	—	453,687	453,687
Commercial and industrial loans	33,702	1,532,220	1,565,922
Consumer loans	3	182,706	182,709
State and other political subdivision loans	8,762	920,416	929,178
Other loans	1,306	487,419	488,725
Total	$52,455	$8,694,575	$8,747,030

	December 31, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,405	$986,219	$987,624
Secured by 1-4 family residential properties	4,736	1,670,575	1,675,311
Secured by nonfarm, nonresidential properties	10,423	2,183,400	2,193,823
Other real estate secured	—	517,956	517,956
Commercial and industrial loans	31,799	1,538,546	1,570,345
Consumer loans	17	171,901	171,918
State and other political subdivision loans	—	952,483	952,483
Other loans	556	499,951	500,507
Total	$48,936	$8,521,031	$8,569,967

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$83,566	$76,184	$76,733	$71,265
Transfers (1)	772	—	1,554	—
Loans charged-off	(7,017)	(2,752)	(12,980)	(9,072)
Recoveries	2,880	3,228	7,766	8,784
Net (charge-offs) recoveries	(4,137)	476	(5,214)	(288)
Provision for loan losses, LHFI	8,673	3,672	15,801	9,355
Balance at end of period	$88,874	$80,332	$88,874	$80,332
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank & Trust Company (Bay Bank) merger on March 16, 2012, which were transferred from acquired impaired loans to LHFI during the second quarter of 2018, and the remaining loans acquired in the Heritage Banking Group (Heritage) acquisition on April 15, 2011 and the Reliance merger on April 7, 2017, which were transferred from acquired impaired loans to LHFI during the third quarter of 2018.

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended September 30, 2018 and 2017 ($ in thousands):

	2018
	Balance January 1,	Transfers (1)	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$7,865	$584	$(123)	$1,039	$(951)	$8,414
Secured by 1-4 family residential properties	10,874	182	(1,435)	439	(752)	9,308
Secured by nonfarm, nonresidential properties	23,428	446	(1,117)	120	1,982	24,859
Other real estate secured	2,790	291	—	17	(149)	2,949
Commercial and industrial loans	22,851	46	(4,658)	2,285	12,793	33,317
Consumer loans	3,470	5	(1,585)	1,545	(41)	3,394
State and other political subdivision loans	789	—	—	—	404	1,193
Other loans	4,666	—	(4,062)	2,321	2,515	5,440
Total allowance for loan losses, LHFI	$76,733	$1,554	$(12,980)	$7,766	$15,801	$88,874
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger on March 16, 2012, which were transferred from acquired impaired loans to LHFI during the second quarter of 2018, and the remaining loans acquired in the Heritage acquisition on April 15, 2011 and the Reliance merger on April 7, 2017, which were transferred from acquired impaired loans to LHFI during the third quarter of 2018.

	2017
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land loans	$9,085	$(79)	$1,257	$(1,615)	$8,648
Secured by 1-4 family residential properties	10,347	(753)	1,429	(743)	10,280
Secured by nonfarm, nonresidential properties	20,967	(50)	289	7,542	28,748
Other real estate secured	2,263	—	31	1,111	3,405
Commercial and industrial loans	22,011	(2,624)	1,813	(1,420)	19,780
Consumer loans	3,241	(1,809)	1,427	1,597	4,456
State and other political subdivision loans	859	—	—	(48)	811
Other loans	2,492	(3,757)	2,538	2,931	4,204
Total allowance for loan losses, LHFI	$71,265	$(9,072)	$8,784	$9,355	$80,332

Note 5 – Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

Loans acquired in the Reliance merger completed on April 7, 2017 were evaluated using a fair value process to determine the degree of credit deterioration since origination and the collectibility of contractually required payments.  Approximately $7.9 million of the loans acquired in the Reliance merger exhibited evidence of significant credit deterioration since origination and for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments.  These loans were accounted for as acquired impaired loans under FASB ASC Topic 310-30.

At September 30, 2018 and December 31, 2017, acquired loans consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$6,657	$23,586
Secured by 1-4 family residential properties	25,274	61,751
Secured by nonfarm, nonresidential properties	66,865	114,694
Other real estate secured	8,507	16,746
Commercial and industrial loans	16,610	31,506
Consumer loans	1,514	2,600
Other loans	7,188	10,634
Acquired loans	132,615	261,517
Allowance for loan losses, acquired loans	(1,714)	(4,079)
Net acquired loans	$130,901	$257,438

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2017	$218,107	$42,743
Transfers (2)	—	(36,719)
Additions (3)	7,899	109,548
Accretion to interest income	14,924	1,578
Payments received, net	(68,317)	(39,208)
Other (4)	(361)	(74)
Change in allowance for loan losses, acquired loans	7,318	—
Carrying value, net at December 31, 2017	179,570	77,868
Transfers (5)(2)	(26,497)	(43,922)
Accretion to interest income	7,870	782
Payments received, net	(50,940)	(16,096)
Other (4)	(173)	74
Change in allowance for loan losses, acquired loans	2,365	—
Carrying value, net at September 30, 2018	$112,195	$18,706

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Loans acquired in the Reliance merger on April 7, 2017.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(5)

During the second quarter of 2018, Trustmark transferred the remaining loans acquired in the Bay Bank merger on March 16, 2012 from acquired impaired loans to LHFI.  During the third quarter of 2018, Trustmark transferred the remaining loans acquired in the Heritage acquisition on April 15, 2011 and the Reliance merger on April 7, 2017 from acquired impaired loans to LHFI.

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

	Nine Months Ended September 30,
	2018	2017
Accretable yield at beginning of period	$(31,426)	$(38,918)
Accretion to interest income	7,870	11,021
Additions due to acquisitions (1)	—	(784)
Disposals, net	3,452	1,759
Transfers (2)	5,874	—
Reclassification from nonaccretable difference (3)	(4,204)	(7,204)
Accretable yield at end of period	$(18,434)	$(34,126)

(1)	Accretable yield on loans acquired from Reliance on April 7, 2017.
(2)

During the second quarter of 2018, Trustmark transferred the remaining loans acquired in the Bay Bank merger on March 16, 2012 from acquired impaired loans to LHFI.  During the third quarter of 2018, Trustmark transferred the remaining loans acquired in the Heritage acquisition on April 15, 2011 and the Reliance merger on April 7, 2017 from acquired impaired loans to LHFI.

(3)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$3,046	$7,423	$4,079	$11,397
Transfers (1)	(772)	—	(1,554)	—
Net (charge-offs) recoveries	(93)	(2)	(53)	193
Provision for loan losses, acquired loans	(467)	(1,653)	(758)	(5,822)
Balance at end of period	$1,714	$5,768	$1,714	$5,768
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired impaired loans to LHFI during the second quarter of 2018, and the remaining loans acquired in the Heritage acquisition and the Reliance merger, which were transferred from acquired impaired loans to LHFI during the third quarter of 2018.

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

The tables below present the acquired loans by loan type and credit quality indicator at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$5,541	$25	$296	$68	$5,930
Secured by 1-4 family residential properties		5,594	47	645	—	6,286
Secured by nonfarm, nonresidential properties		51,123	—	15,223	519	66,865
Other real estate secured		7,906	—	177	424	8,507
Commercial and industrial loans		7,366	—	6,832	2,412	16,610
Consumer loans		—	—	—	—	—
Other loans		4,536	—	2,652	—	7,188
Total acquired loans		$82,066	$72	$25,825	$3,423	$111,386

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$652	$75	$—	$—	$727	$6,657
Secured by 1-4 family residential properties	17,676	1,044	268	—	18,988	25,274
Secured by nonfarm, nonresidential properties	—	—	—	—	—	66,865
Other real estate secured	—	—	—	—	—	8,507
Commercial and industrial loans	—	—	—	—	—	16,610
Consumer loans	1,473	41	—	—	1,514	1,514
Other loans	—	—	—	—	—	7,188
Total acquired loans	$19,801	$1,160	$268	$—	$21,229	$132,615

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$17,150	$234	$4,690	$264	$22,338
Secured by 1-4 family residential properties		14,021	298	3,029	—	17,348
Secured by nonfarm, nonresidential properties		95,147	1,400	17,583	530	114,660
Other real estate secured		12,730	102	3,031	477	16,340
Commercial and industrial loans		22,157	15	7,585	1,749	31,506
Consumer loans		—	—	—	—	—
Other loans		5,874	18	4,742	—	10,634
Total acquired loans		$167,079	$2,067	$40,660	$3,020	$212,826

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,188	$46	$14	$—	$1,248	$23,586
Secured by 1-4 family residential properties	42,008	1,687	584	124	44,403	61,751
Secured by nonfarm, nonresidential properties	34	—	—	—	34	114,694
Other real estate secured	406	—	—	—	406	16,746
Commercial and industrial loans	—	—	—	—	—	31,506
Consumer loans	2,428	172	—	—	2,600	2,600
Other loans	—	—	—	—	—	10,634
Total acquired loans	$46,064	$1,905	$598	$124	$48,691	$261,517

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$103	$—	$25	$128	$—	$6,529	$6,657
Secured by 1-4 family residential properties	703	341	288	1,332	—	23,942	25,274
Secured by nonfarm, nonresidential properties	297	—	1,475	1,772	—	65,093	66,865
Other real estate secured	15	—	—	15	—	8,492	8,507
Commercial and industrial loans	—	—	607	607	—	16,003	16,610
Consumer loans	39	2	—	41	—	1,473	1,514
Other loans	—	—	—	—	—	7,188	7,188
Total acquired loans	$1,157	$343	$2,395	$3,895	$—	$128,720	$132,615

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$34	$90	$861	$985	$—	$22,601	$23,586
Secured by 1-4 family residential properties	1,691	614	654	2,959	302	58,490	61,751
Secured by nonfarm, nonresidential properties	467	73	898	1,438	—	113,256	114,694
Other real estate secured	132	—	—	132	—	16,614	16,746
Commercial and industrial loans	—	—	—	—	2	31,504	31,506
Consumer loans	16	156	—	172	—	2,428	2,600
Other loans	—	—	21	21	—	10,613	10,634
Total acquired loans	$2,340	$933	$2,434	$5,707	$304	$255,506	$261,517

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 6 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$84,269	$80,239
Origination of servicing assets	12,248	11,630
Change in fair value:
Due to market changes	13,879	(2,218)
Due to run-off	(9,022)	(8,174)
Balance at end of period	$101,374	$81,477

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At September 30, 2018, the fair value of the MSR included an assumed average prepayment speed of 6.86 CPR and an average discount rate of 10.04% compared to an assumed average prepayment speed of 9.25 CPR and an average discount rate of 10.28% at September 30, 2017.

Mortgage Loans Serviced/Sold

During the first nine months of 2018 and 2017, Trustmark sold $820.6 million and $871.9 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded to noninterest income in mortgage banking, net and totaled $16.4 million for the first nine months of 2018 compared to $13.6 million for the first nine months of 2017.  The table below details the mortgage loans sold and serviced for others at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018	December 31, 2017
Federal National Mortgage Association	$4,174,961	$4,128,614
Government National Mortgage Association	2,492,009	2,421,456
Federal Home Loan Mortgage Corporation	69,617	47,071
Other	22,804	26,864
Total mortgage loans sold and serviced for others	$6,759,391	$6,624,005

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

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$1,000	$1,130
Provision for putback expenses	—	164
Other (1)	—	706
Balance at end of period	$1,000	$2,000
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 7 – Other Real Estate

At September 30, 2018, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$43,228	$62,051
Additions (1)	10,368	7,481
Disposals	(15,264)	(18,583)
Write-downs	(1,857)	(2,593)
Balance at end of period	$36,475	$48,356

Gains (losses), net on the sale of other real estate included in other real estate expense	$1,226	$1,722

(1)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

At September 30, 2018 and December 31, 2017, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Construction, land development and other land properties	$18,976	$27,491
1-4 family residential properties	5,266	5,081
Nonfarm, nonresidential properties	12,050	10,468
Other real estate properties	183	188
Total other real estate	$36,475	$43,228

At September 30, 2018 and December 31, 2017, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Alabama	$7,526	$11,714
Florida	8,931	13,937
Mississippi (1)	18,191	14,260
Tennessee (2)	1,083	2,535
Texas	744	782
Total other real estate	$36,475	$43,228

(1)	Mississippi includes Central and Southern Mississippi Regions
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions

Note 8 – Deposits

At September 30, 2018 and December 31, 2017, deposits consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Noninterest-bearing demand	$2,786,539	$2,978,074
Interest-bearing demand	2,739,245	2,432,814
Savings	3,538,125	3,408,183
Time	1,893,001	1,758,441
Total	$10,956,910	$10,577,512

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $167.1 million and $200.9 million at September 30, 2018 and December 31, 2017, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of September 30, 2018, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018	December 31, 2017
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$41,650	$68,246
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	48,861	50,448
Total securities sold under repurchase agreements	$90,511	$118,694

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the three and nine months ended September 30, 2018 resulted in net gains of $224 thousand and $1.2 million, respectively, compared to $200 thousand and $1.7 million for the three and nine months ended September 30, 2017, respectively.

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

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Division
Service charges on deposit accounts	$11,074	$—	$11,074	$11,222	$—	$11,222
Bank card and other fees	6,503	937	7,440	7,104	23	7,127
Mortgage banking, net	—	8,647	8,647	—	4,425	4,425
Wealth management	70	—	70	64	—	64
Other, net	1,685	(359)	1,326	1,495	2,223	3,718
Security gains (losses), net	—	—	—	—	14	14
Total noninterest income	$19,332	$9,225	$28,557	$19,885	$6,685	$26,570

Wealth Management Division
Service charges on deposit accounts	$1	$—	$1	$1	$—	$1
Bank card and other fees	19	—	19	23	—	23
Wealth management	7,719	—	7,719	7,466	—	7,466
Other, net	1	29	30	—	22	22
Total noninterest income	$7,740	$29	$7,769	$7,490	$22	$7,512

Insurance Division
Insurance commissions	$10,765	$—	$10,765	$10,398	$—	$10,398
Other, net	2	—	2	—	—	—
Total noninterest income	$10,767	$—	$10,767	$10,398	$—	$10,398

Consolidated
Service charges on deposit accounts	$11,075	$—	$11,075	$11,223	$—	$11,223
Bank card and other fees	6,522	937	7,459	7,127	23	7,150
Mortgage banking, net	—	8,647	8,647	—	4,425	4,425
Insurance commissions	10,765	—	10,765	10,398	—	10,398
Wealth management	7,789	—	7,789	7,530	—	7,530
Other, net	1,688	(330)	1,358	1,495	2,245	3,740
Security gains (losses), net	—	—	—	—	14	14
Total noninterest income	$37,839	$9,254	$47,093	$37,773	$6,707	$44,480
(1)	Trustmark elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
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

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Division
Service charges on deposit accounts	$32,577	$—	$32,577	$32,809	$—	$32,809
Bank card and other fees	19,865	1,227	21,092	20,777	208	20,985
Mortgage banking, net	—	28,958	28,958	—	23,618	23,618
Wealth management	210	—	210	210	—	210
Other, net	4,666	84	4,750	4,997	6,196	11,193
Security gains (losses), net	—	—	—	—	15	15
Total noninterest income	$57,318	$30,269	$87,587	$58,793	$30,037	$88,830

Wealth Management Division
Service charges on deposit accounts	$2	$—	$2	$1	$—	$1
Bank card and other fees	63	—	63	35	—	35
Wealth management	22,624	—	22,624	22,407	—	22,407
Other, net	3	76	79	—	70	70
Total noninterest income	$22,692	$76	$22,768	$22,443	$70	$22,513

Insurance Division
Insurance commissions	$30,919	$—	$30,919	$29,355	$—	$29,355
Other, net	3	—	3	5	—	5
Total noninterest income	$30,922	$—	$30,922	$29,360	$—	$29,360

Consolidated
Service charges on deposit accounts	$32,579	$—	$32,579	$32,810	$—	$32,810
Bank card and other fees	19,928	1,227	21,155	20,812	208	21,020
Mortgage banking, net	—	28,958	28,958	—	23,618	23,618
Insurance commissions	30,919	—	30,919	29,355	—	29,355
Wealth management	22,834	—	22,834	22,617	—	22,617
Other, net	4,672	160	4,832	5,002	6,266	11,268
Security gains (losses), net	—	—	—	—	15	15
Total noninterest income	$110,932	$30,345	$141,277	$110,596	$30,107	$140,703
(1)	Trustmark elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
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

The following table presents information regarding the net periodic benefit cost for the Plan and the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$69	$64	$208	$190
Interest cost	83	102	249	1,394
Expected return on plan assets	(57)	(51)	(171)	(267)
Recognized net loss due to lump sum settlements	41	—	121	—
Recognized net loss due to defined benefit plan termination	—	—	—	17,644
Recognized net actuarial loss	143	142	428	1,272
Net periodic benefit cost	$279	$257	$835	$20,233

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$29	$36	$87	$106
Interest cost	457	514	1,409	1,589
Amortization of prior service cost	63	63	188	188
Recognized net actuarial loss	218	214	664	651
Net periodic benefit cost	$767	$827	$2,348	$2,534

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2018
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	177,695	322,528
Granted	—	1,500
Released from restriction	—	(400)
Forfeited	—	(764)
Nonvested shares, end of period	177,695	322,864

	Nine Months Ended September 30, 2018
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	213,516	320,357
Granted	51,174	118,325
Released from restriction	(55,351)	(107,180)
Forfeited	(31,644)	(8,638)
Nonvested shares, end of period	177,695	322,864

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Performance awards	$435	$435	$725	$959
Time-vested awards	723	641	2,297	2,291
Total compensation expense	$1,158	$1,076	$3,022	$3,250

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At September 30, 2018 and 2017, Trustmark had unused commitments to extend credit of $3.666 billion and $3.143 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At September 30, 2018 and 2017, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $102.9 million and $105.6 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2018 and 2017, the fair value of collateral held was $31.2 million and $30.2 million, respectively.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic shares	67,621	67,742	67,729	67,722
Dilutive shares	175	174	147	154
Diluted shares	67,796	67,916	67,876	67,876

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average antidilutive stock awards	8	6	87	72

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Income taxes paid	$11,629	$1,423
Interest expense paid on deposits and borrowings	46,506	28,266
Noncash transfers from loans to other real estate	10,368	7,006
Transfer of long-term FHLB advances to short-term	—	250,038
Assets acquired in business combination	—	196,265
Liabilities acquired in business combination	—	184,949

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% at September 30, 2018 and 1.250% at December 31, 2017.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2018 and December 31, 2017 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,302,859	12.20%	6.375%	n/a
Trustmark National Bank	1,344,029	12.59%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,362,859	12.76%	7.875%	n/a
Trustmark National Bank	1,344,029	12.59%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,453,447	13.61%	9.875%	n/a
Trustmark National Bank	1,434,617	13.44%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,362,859	10.41%	4.00%	n/a
Trustmark National Bank	1,344,029	10.29%	4.00%	5.00%

At December 31, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,243,240	11.77%	5.750%	n/a
Trustmark National Bank	1,284,575	12.16%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,303,238	12.33%	7.250%	n/a
Trustmark National Bank	1,284,575	12.16%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,384,050	13.10%	9.250%	n/a
Trustmark National Bank	1,365,387	12.93%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,303,238	9.67%	4.00%	n/a
Trustmark National Bank	1,284,575	9.54%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 243 thousand shares of its common stock valued at $7.9 million during the nine months ended September 30, 2018, compared to no shares repurchased during the nine months ended September 30, 2017.

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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(9,660)	$2,414	$(7,246)	$(535)	$204	$(331)
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	(14)	6	(8)
Change in net unrealized holding loss on securities transferred to held to maturity	973	(243)	730	1,130	(432)	698
Total securities available for sale and transferred securities	(8,687)	2,171	(6,516)	581	(222)	359
Pension and other postretirement benefit plans:
Net change in prior service costs	63	(16)	47	63	(24)	39
Recognized net loss due to lump sum settlements	41	(10)	31	—	—	—
Change in net actuarial loss	361	(90)	271	356	(137)	219
Total pension and other postretirement benefit plans	465	(116)	349	419	(161)	258
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	52	(13)	39	53	(20)	33
Reclassification adjustment for (gain) loss realized in net income	(104)	25	(79)	55	(21)	34
Total cash flow hedge derivatives	(52)	12	(40)	108	(41)	67
Total other comprehensive income (loss)	$(8,274)	$2,067	$(6,207)	$1,108	$(424)	$684

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(46,974)	$11,743	$(35,231)	$6,335	$(2,423)	$3,912
Reclassification adjustment for net (gains) losses realized in net income	—	—	—	(15)	6	(9)
Change in net unrealized holding loss on securities transferred to held to maturity	2,909	(727)	2,182	3,551	(1,358)	2,193
Total securities available for sale and transferred securities	(44,065)	11,016	(33,049)	9,871	(3,775)	6,096
Pension and other postretirement benefit plans:
Net change in prior service costs	188	(48)	140	188	(72)	116
Recognized net loss due to lump sum settlements	121	(29)	92	—	—	—
Change in net actuarial loss	1,092	(273)	819	1,923	(736)	1,187
Recognized net loss due to defined benefit plan termination	—	—	—	16,991	(6,499)	10,492
Total pension and other postretirement benefit plans	1,401	(350)	1,051	19,102	(7,307)	11,795
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	611	(153)	458	(99)	38	(61)
Reclassification adjustment for (gain) loss realized in net income	(209)	52	(157)	232	(89)	143
Total cash flow hedge derivatives	402	(101)	301	133	(51)	82
Total other comprehensive income (loss)	$(42,262)	$10,565	$(31,697)	$29,106	$(11,133)	$17,973

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2018	$(26,535)	$(13,468)	$278	$(39,725)
Other comprehensive income (loss) before reclassification	(33,049)	—	458	(32,591)
Amounts reclassified from accumulated other comprehensive loss	—	1,051	(157)	894
Net other comprehensive income (loss)	(33,049)	1,051	301	(31,697)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Cuts and Jobs Act of 2017 (Tax Reform Act)	(5,694)	(2,890)	60	(8,524)
Balance at September 30, 2018	$(65,278)	$(15,307)	$639	$(79,946)

Balance at January 1, 2017	$(20,800)	$(24,980)	$(18)	$(45,798)
Other comprehensive income (loss) before reclassification	6,105	—	(61)	6,044
Amounts reclassified from accumulated other comprehensive loss	(9)	11,795	143	11,929
Net other comprehensive income (loss)	6,096	11,795	82	17,973
Balance at September 30, 2017	$(14,704)	$(13,185)	$64	$(27,825)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$32,371	$—	$32,371	$—
Obligations of states and political subdivisions	57,264	—	57,264	—
Mortgage-backed securities	1,774,998	—	1,774,998	—
Securities available for sale	1,864,633	—	1,864,633	—
Loans held for sale	182,664	—	182,664	—
Mortgage servicing rights	101,374	—	—	101,374
Other assets - derivatives	3,287	(1,531)	3,925	893
Other liabilities - derivatives	4,311	1,070	3,241	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$45,285	$—	$45,285	$—
Obligations of states and political subdivisions	79,229	—	79,229	—
Mortgage-backed securities	2,114,121	—	2,114,121	—
Securities available for sale	2,238,635	—	2,238,635	—
Loans held for sale	180,512	—	180,512	—
Mortgage servicing rights	84,269	—	—	84,269
Other assets - derivatives	1,516	(1,013)	1,629	900
Other liabilities - derivatives	2,678	616	2,062	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2018 and 2017 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	4,857	3,345
Additions	12,248	—
Sales	—	(3,352)
Balance, September 30, 2018	$101,374	$893

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2018	$13,879	$247

Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(10,392)	3,436
Additions	11,630	—
Sales	—	(3,431)
Balance, September 30, 2017	$81,477	$1,006

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2017	$(2,218)	$(1,483)

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2018, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2018, Trustmark had outstanding balances of $52.5 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $48.9 million at December 31, 2017.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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
Foreclosed assets of $18.4 million were remeasured during the first nine months of 2018, requiring write-downs of $1.9 million to reach their current fair values compared to $22.0 million of foreclosed assets that were remeasured during the first nine months of 2017, requiring write-downs of $2.6 million.

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017, are as follows ($ in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$433,471	$433,471	$336,383	$336,383
Securities held to maturity	943,883	907,317	1,056,486	1,046,247
Level 3 Inputs:
Net LHFI	8,658,156	8,560,091	8,493,234	8,507,469
Net acquired loans	130,901	130,901	257,438	257,438

Financial Liabilities:
Level 2 Inputs:
Deposits	10,956,910	10,953,348	10,577,512	10,577,858
Short-term liabilities	676,888	676,888	1,440,876	1,440,876
Long-term FHLB advances	896	831	946	946
Junior subordinated debt securities	61,856	53,815	61,856	45,773

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

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded in noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and nine months ended September 30, 2018, a net loss of $1.3 million and a net gain of $416 thousand, respectively, was recorded in noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net loss of $202 thousand and a net gain of $3.5 million for the three and nine months ended September 30, 2017, respectively.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2018 included $1.5 million and $3.8 million, respectively, of interest earned on the LHFS accounted for under the fair value option, compared to $1.4 million and $3.7 million for the three and nine months ended September 30, 2017, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $47.8 million and $48.2 million at September 30, 2018 and December 31, 2017, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018	December 31, 2017
Fair value of LHFS	$134,874	$132,300
LHFS contractual principal outstanding	134,598	129,347
Fair value less unpaid principal	$276	$2,953

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the nine months ended September 30, 2018 and 2017.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $639 thousand at September 30, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $644 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $252.0 million at September 30, 2018 compared to $349.0 million at December 31, 2017.  Changes in the fair value of these exchange-traded derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $72 thousand and a net negative ineffectiveness of $2.6 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the impact was a net positive ineffectiveness of $3.5 million and $1.0 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $199.5 million at September 30, 2018, with a positive valuation adjustment of $930 thousand, compared to $182.1 million, with a negative valuation adjustment of $237 thousand, at December 31, 2017.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $102.9 million at September 30, 2018, with a positive valuation adjustment of $893 thousand, compared to $83.0 million, with a positive valuation adjustment of $900 thousand, as of December 31, 2017.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $410.2 million related to this program, compared to $351.9 million as of December 31, 2017.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of September 30, 2018, Trustmark had no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $80 thousand at December 31, 2017.  As of September 30, 2018, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2018 and December 31, 2017, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.2 million and $13.7 million, respectively.  Trustmark had entered into seven risk participation agreements as a guarantor with an aggregate notional amount of $40.3 million at September 30, 2018 compared to six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million at December 31, 2017.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2018 and December 31, 2017.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of September 30, 2018 and December 31, 2017 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2018	December 31, 2017
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$852	$451

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$(1,569)	$(1,088)
Exchange traded purchased options included in other assets	38	75
OTC written options (rate locks) included in other assets	893	900
Interest rate swaps included in other assets	3,073	1,175
Credit risk participation agreements included in other assets	—	3
Forward contracts included in other liabilities	(930)	237
Exchange traded written options included in other liabilities	1,070	616
Interest rate swaps included in other liabilities	4,170	1,819
Credit risk participation agreements included in other liabilities	1	6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$104	$(55)	$209	$(232)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(1,302)	$(466)	$(9,243)	$688
Amount of gain (loss) recognized in bank card and other fees	(86)	(10)	(41)	(63)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$39	$33	$458	$(61)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,925	$—	$3,925	$(84)	$(950)	$2,891

Offsetting of Derivative Liabilities
As of September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,170	$—	$4,170	$(84)	$—	$4,086

Offsetting of Derivative Assets
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,626	$—	$1,626	$(311)	$—	$1,315

Offsetting of Derivative Liabilities
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,819	$—	$1,819	$(311)	$(100)	$1,408

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General Banking
Net interest income	$106,784	$103,408	$313,299	$302,613
Provision for loan losses, net	8,206	2,019	15,043	3,533
Noninterest income	28,557	26,570	87,587	88,830
Noninterest expense	89,889	88,814	267,462	284,420
Income before income taxes	37,246	39,145	118,381	103,490
Income taxes	3,536	7,130	13,430	19,772
General banking net income	$33,710	$32,015	$104,951	$83,718

Selected Financial Information
Total assets	$13,364,636	$13,811,335	$13,364,636	$13,811,335
Depreciation and amortization	$9,759	$9,863	$28,959	$28,196

Wealth Management
Net interest income	$134	$434	$771	$718
Noninterest income	7,769	7,512	22,768	22,513
Noninterest expense	7,194	6,791	19,996	20,361
Income before income taxes	709	1,155	3,543	2,870
Income taxes	177	441	886	1,098
Wealth management net income	$532	$714	$2,657	$1,772

Selected Financial Information
Total assets	$9,411	$6,635	$9,411	$6,635
Depreciation and amortization	$64	$30	$116	$104

Insurance
Net interest income	$65	$70	$170	$175
Noninterest income	10,767	10,398	30,922	29,360
Noninterest expense	8,140	7,481	24,030	22,437
Income before income taxes	2,692	2,987	7,062	7,098
Income taxes	681	1,137	1,774	2,726
Insurance net income	$2,011	$1,850	$5,288	$4,372

Selected Financial Information
Total assets	$65,765	$66,685	$65,765	$66,685
Depreciation and amortization	$155	$159	$437	$481

Consolidated
Net interest income	$106,983	$103,912	$314,240	$303,506
Provision for loan losses, net	8,206	2,019	15,043	3,533
Noninterest income	47,093	44,480	141,277	140,703
Noninterest expense	105,223	103,086	311,488	327,218
Income before income taxes	40,647	43,287	128,986	113,458
Income taxes	4,394	8,708	16,090	23,596
Consolidated net income	$36,253	$34,579	$112,896	$89,862

Selected Financial Information
Total assets	$13,439,812	$13,884,655	$13,439,812	$13,884,655
Depreciation and amortization	$9,978	$10,052	$29,512	$28,781

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

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Issued in March 2017, ASU 2017-07 is designed to improve guidance related to the presentation of defined benefit costs in the income statement.  In particular, ASU No. 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  If a separate line item or items are used to present the other components of net benefit cost, then that line item or items must be appropriately described.  However, if a separate line item or items are not used, then the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed.  Additionally, ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable.  The amendments of ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on or after the adoption date, for capitalization of the service cost component in assets.  Management evaluated the amendments of this ASU and determined that the amendments of ASU 2017-07 would require a reclassification of the net periodic benefit cost, with the exception of the service cost component, from salaries and employee benefits to other expense on the consolidated statements of income for each period presented, which is not considered material to Trustmark’s consolidated financial statements.  Trustmark adopted the amendments of ASU 2017-07 effective January 1, 2018.  Trustmark elected the available practical expedient which allows Trustmark to use the amounts disclosed in its pension and other postretirement benefits footnote for the prior comparative periods for applying the retrospective presentation requirements.  As a result of the adoption of ASU 2017-07, Trustmark reclassified $885 thousand and $2.7 million of the net periodic benefit cost from salaries and employee benefits to other expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018, respectively, compared to $966 thousand and $4.8 million for the three and nine months ended September 30, 2017, respectively.

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

Pending Accounting Pronouncements

ASU 2018-15, “Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).”  Issued in August 2018, ASU 2018-15 aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The amendments of ASU 2018-15 require an entity to follow the guidance in FASB ASC Subtopic 350-40, “Intangibles-Goodwill and Other-Internal-Use Software,” in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  The amendments of ASU 2018-15 also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e. the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the entity is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the entity is reasonably certain not to exercise the option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor).  ASU 2018-15 also requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  ASU 2018-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Trustmark does not currently have any material amount of implementation costs related to hosting arrangements that are service contracts and is not expected to have a material impact to Trustmark’s consolidated financial statements; however, Management will continue to evaluate the impact of this ASU on future hosting arrangements as well as Trustmark’s consolidated financial statements through its effective date.

ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.”  Issued in August 2018, ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The amendments in ASU 2018-14 remove certain disclosure requirements that are no longer considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant.  The amendments of ASU 2018-14 become effective for fiscal years beginning after December 15, 2020.  Trustmark plans to adopt these amendments during the first quarter of 2021.  Management is currently assessing all the potential impacts of the amendments in ASU 2018-14 on Trustmark’s consolidated financial statements; however, the adoption of ASU 2018-14 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.”  Issued in August 2018, the amendments in this ASU remove disclosure requirements in FASB ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for non-public entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU also modifies disclosure requirements such that (1) in place of a rollforward for Level 3 fair value measurements, a non-public entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Trustmark plans to adopt ASU 2018-13 during the first quarter of 2020.  Management is currently assessing all the potential impacts of the amendments in ASU 2018-13 on Trustmark’s consolidated financial statements; however, the adoption of ASU 2018-13 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 become effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  Trustmark plans to adopt these amendments during the first quarter of 2019.  As of September 30, 2018, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-08 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  The amendments of ASU 2016-02 are effective for interim and annual periods beginning after December 15, 2018.  In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842: Leases,” which provides corrections or improvements to a number of areas within Topic 842 and has the same transition guidance and effective date as ASU 2016-02. The FASB also issued ASU 2018-11, “Leases (Topic 842)-Targeted Improvements”, in July 2018, which provides entities with an additional and optional transition method to adopt the new lease standard and, for lessors only, a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component.  The amendments in ASU 2018-11 allow an entity the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to at the beginning of the earliest period presented in the financial statements.  The amendments of ASU 2018-11 have the same effective date as ASU 2016-02.  Trustmark plans to adopt the amendments of ASU 2016-02 beginning in the first quarter of 2019. At adoption, Trustmark will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis.  As of December 31, 2017, all leases in which Trustmark was the lessee were classified as operating leases and the total outstanding lease obligation was $67.9 million, or 0.5% of total assets.  Management is currently evaluating these lease obligations as potential lease assets and liabilities as defined by ASU 2016-02.  Trustmark does not anticipant any material impact to its consolidated statements of income as a result of the adoption of this ASU.  Trustmark has an immaterial amount of leases in which it is the lessor.  Based on Management’s evaluation to date, Trustmark does not expect the amendments of ASU 2016-02 to have any material impact to these leases or the related income.  Trustmark has obtained a third-party software application which will provide lease contract maintenance and lease accounting under the guidelines of FASB ASC Topic 842.  Management is currently in the process of loading all existing lease contracts into the software application.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements; however, the adoption of ASU 2016-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2018, TNB had total assets of $13.437 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 198 offices and 2,889 full-time equivalent associates (measured at September 30, 2018) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Division, Wealth Management Division and Insurance Division.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K.

Executive Overview

Trustmark continued to achieve solid financial results with total revenue of $154.1 million and $455.5 million for the three and nine months ended September 30, 2018, an increase of 3.8% and 2.5%, respectively, when compared to the same time periods in 2017.  Trustmark continued to focus on its strategic initiatives of balance sheet optimization, capital deployment through additional share repurchases and disciplined expense management.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to investments to support profitable revenue growth as well as reengineering and efficiency opportunities to enhance shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable December 15, 2018, to shareholders of record on December 1, 2018.

On October 10, 2018, Hurricane Michael struck the Florida Panhandle causing significant damages.  As of September 30, 2018, Trustmark had 1,787 loans with a balance of $239.7 million and exposure of $282.1 million in the Federal Emergency Management Agency (FEMA) designated disaster areas which includes 12 counties in Florida and 20 counties in Georgia.  Immediately following the storm, Trustmark initiated a process to identify all customers in the FEMA disaster areas.  Efforts are now ongoing to contact those borrowers to offer assistance as well as to establish reasonable estimates of uninsured damage and to adequately assess potential risk to Trustmark.  Management continues to evaluate the impact of Hurricane Michael and is unable to provide a reasonable estimate of the financial impact on Trustmark’s consolidated financial statements at this time.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during the first nine months of 2018; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the impact of further tightening of the monetary policy by the Board of Governors of the Federal Reserve System (FRB), the consequences of the decision of the United Kingdom to exit the European Union, and the potential impact on the economy of the current presidential administration’s policies.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the September 2018 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a moderate pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted consumer spending grew at a modest pace, tourism and transportation activities expanded, moderate growth in manufacturing activity, growth in lending activity and modest to moderate growth in employment and wages.  Reports by the twelve Federal Reserve Districts also suggested that various sectors, including manufacturing, agriculture and transportation, have concerns regarding the impact of newly imposed and proposed tariffs, higher input prices (e.g. fuel, freight, construction materials and metals) and supply disruptions and tight labor markets; however, businesses remained optimistic regarding the near-term outlook.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a moderate pace with optimistic outlooks for steady growth in the near-term, labor markets remained tight and wage growth remained steady, retail sales improved, nonresidential construction activity was flat while residential construction activity increased and manufacturing activity improved.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved slightly, labor markets remained tight with modest growth in wages, consumer spending improved slightly, modest improvements in construction activity and banking conditions remained stable with little change in loan demand.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded at a solid pace, noting increased manufacturing activity, improvements in retail sales and broad-based expansion in the nonfinancial services sectors.  The Federal Reserve’s Eleventh District also reported increased demand for loans, with stronger growth seen in commercial and residential real estate loans and commercial and industrial loans, increased loan pricing and higher deposit volumes; however, while outlooks remained optimistic, concerns regarding regulatory compliance, tariffs and flattening of the yield curve were noted.

During September 2018, the FRB increased the target range for the federal funds rate for the third time in 2018 as anticipated.  The FRB also continues to reduce the size of its balance sheet.  It is not possible to predict the impact, if any, on market interest rates (or on markets generally) of efforts by the FRB to continue to reduce the size of its balance sheet.  Notwithstanding recent increases in the target rate for federal funds by the FRB, interest rates remain in a historically low range, and this continues to place pressure on net interest margins for Trustmark (as well as its competitors).  The FRB has indicated that it intends to continue to raise rates in 2018.  Further increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $36.3 million, or basic and diluted earnings per share (EPS) of $0.54, in the third quarter of 2018, compared to $34.6 million, or basic and diluted EPS of $0.51, in the third quarter of 2017.  The increase in net income when the third quarter of 2018 is compared to the same time period in 2017 was principally due to the increase in total revenue and a decrease in income taxes, primarily due to the decrease in the statutory corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act), which were largely offset by increases in the total provision for loan losses, net and noninterest expense.  These factors are discussed in greater detail below.  Trustmark’s reported performance during the quarter ended September 30, 2018 produced a return on average tangible equity of 12.26%, a return on average assets of 1.07%, an average equity to average assets ratio of 11.86% and a dividend payout ratio of 42.59%, compared to a return on average tangible equity of 11.95%, a return on average assets of 0.99%, an average equity to average assets ratio of 11.36% and a dividend payout ratio of 45.10% during the quarter ended September 30, 2017.

Trustmark reported net income of $112.9 million, or basic and diluted EPS of $1.67, for the first nine months of 2018, compared to $89.9 million, or basic and diluted EPS of $1.33 and $1.32, respectively, for the first nine months of 2017.  The increase in net income when the first nine months of 2018 is compared to the same time period in 2017 was principally due to the decrease in noninterest expense, primarily due to non-routine expenses related to the defined benefit pension plan termination and the Reliance merger incurred during the second quarter of 2017, an increase in total revenue and a decrease in income taxes, partially offset by an increase in the total provision for loan losses, net.  These factors are discussed in greater detail below.  Trustmark’s performance during the first nine months of 2018 produced a return on average tangible equity of 13.02%, a return on average assets of 1.12%, an average equity to average assets ratio of 11.72% and a dividend payout ratio of 41.32%, compared to a return on average tangible equity of 10.68%, a return on average assets of 0.88%, an average equity to average assets ratio of 11.37% and a dividend payout ratio of 51.88% during the first nine months of 2017.

Total revenue, which is defined as net interest income plus noninterest income, for the three and nine months ended September 30, 2018 was $154.1 million and $455.5 million, respectively, an increase of $5.7 million, or 3.8%, and $11.3 million, or 2.5%, respectively, when compared to the same time periods in 2017.  The increase in total revenue for the three and nine months ended September 30, 2018 was principally the result of increases in interest and fees on LHFS and LHFI and mortgage banking, net and a decrease in other interest expense, partially offset by an increase in interest on deposits and declines in interest on securities and other noninterest income.

Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2018 increased $13.9 million, or 15.6%, and $37.9 million, or 14.9%, respectively, compared to the same time periods in 2017, primarily due to an increase in the LHFI portfolio as well as higher yields on LHFI.  LHFI totaled $8.747 billion at September 30, 2018, an increase of $339.7 million, or 4.0%, when compared to September 30, 2017, principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi and Florida market regions.  Mortgage banking, net for the three and nine months ended September 30, 2018 increased $4.2 million, or 95.4%, and $5.3 million, or 22.6%, respectively, compared to the same time periods in 2017, principally due to increases in the net positive hedge ineffectiveness and gain on sales of loans, net.  Other interest expense for the three and nine months ended September 30, 2018 decreased $3.1 million, or 67.5%, and $4.2 million, or 39.2%, respectively, when compared to the same time periods in 2017, principally due to a decline in interest on Federal Home Loan Bank (FHLB) advances as a result of the decrease in the amount of outstanding short-term FHLB advances with the FHLB of Dallas.  Interest expense on deposits for the three and nine months ended September 30, 2018 increased $8.6 million and $21.2 million, respectively, when compared to the same time periods in 2017, principally due to rising interest rates in general, accompanied by increases in average balances of all categories of interest-bearing deposits.  Interest on securities for the three and nine months ended September 30, 2018 declined $3.3 million, or 16.5%, and $7.9 million, or 13.1%, respectively, when compared to the same time periods in 2017, primarily as a result of run-off of maturing investment securities.  Other noninterest income for the three and nine months ended September 30, 2018 decreased $2.4 million, or 63.7%, and $6.4 million, or 57.1%, respectively, when compared to the same time periods in 2017, principally due to $2.7 million of nontaxable proceeds related to bank-owned life insurance received during the third quarter of 2017 and $4.9 million in nontaxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.

Trustmark’s provision for loan losses, LHFI for the three and nine months ended September 30, 2018 totaled $8.7 million and $15.8 million, respectively, an increase of $5.0 million and $6.4 million, respectively, when compared to the provision for loan losses, LHFI for the three and nine months ended September 30, 2017.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three and nine months ended September 30, 2018 totaled a negative $467 thousand and $758 thousand, respectively, a decrease of $1.2 million, or 71.7%, and $5.1 million, or 87.0%, respectively, when compared to a negative provision of $1.7 million and $5.8 million for the three and nine months ended September 30, 2017, respectively.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $8.2 million and $15.0 million for the three and nine months ended September 30, 2018, respectively, an increase of $6.2 million and $11.5 million, respectively, when compared to the same time periods in 2017.

Noninterest expense for the three and nine months ended September 30, 2018 totaled $105.2 million and $311.5 million, respectively, an increase of $2.1 million, or 2.1%, and a decrease of $15.7 million, or 4.8%, respectively, when compared to the same time periods in 2017.  The increase in noninterest expense for the three months ended September 30, 2018 when compared to the same time period in 2017 was principally due to increases in salaries and employee benefits and services and fees partially offset by a decrease in other expense.  The decrease in noninterest expense when the first nine months of 2018 is compared to the same time period in 2017 was principally due to non-routine transaction expenses incurred during the second quarter of 2017 as well as a decline in other expense partially offset by increases in salaries and employee benefits and services and fees.  During the second quarter of 2017, Trustmark incurred non-routine transaction expenses of $17.6 million related to the termination of the defined benefit pension plan and $3.2 million related to the completion of the Reliance merger.

At September 30, 2018, nonperforming assets, excluding acquired loans, totaled $104.3 million, a decrease of $6.5 million, or 5.9%, compared to December 31, 2017, primarily due to the decline in other real estate.  Nonaccrual LHFI totaled $67.8 million at September 30, 2018, representing an increase of $261 thousand, or 0.4%, relative to December 31, 2017.  Other real estate declined $6.8 million, or 15.6%, during the first nine months of 2018 primarily due to properties sold in Trustmark’s Florida, Mississippi, Alabama and Tennessee market regions partially offset by new properties foreclosed in the Mississippi and Florida market regions.

LHFI totaled $8.747 billion at September 30, 2018, an increase of $177.1 million, or 2.1%, compared to December 31, 2017.  The increase in LHFI during the first nine months of 2018 was primarily due to net growth in loans secured by real estate in Trustmark’s Mississippi, Alabama and Florida market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Both classified and criticized LHFI balances remained at low levels and continued to reflect strong credit quality during the first nine months of 2018.  As of September 30, 2018, classified LHFI balances decreased $68.2 million, or 32.2%, while criticized LHFI balances decreased $75.7 million, or 29.8%, when compared to balances at December 31, 2017.  All of the credits have been reserved for appropriately.

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

Total deposits were $10.957 billion at September 30, 2018, an increase of $379.4 million, or 3.6%, compared to December 31, 2017.  During the first nine months of 2018, noninterest-bearing deposits decreased $191.5 million, or 6.4%, as a result of declines in all categories of noninterest-bearing deposit accounts, while interest-bearing deposits increased $570.9 million, or 7.5%, primarily due to growth in public and commercial interest checking accounts, commercial and consumer money market deposit accounts and consumer and public certificates of deposits, reflecting increases in interest rates in general.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Short-term borrowings totaled $676.9 million at September 30, 2018, a decrease of $764.0 million, or 53.0%, when compared to December 31, 2017.  The decrease in short-term borrowings during the first nine months of 2018 was primarily due to a $775.0 million decrease in the outstanding balance of short-term FHLB advances, as maturing short-term advances with the FHLB of Dallas were not replaced due to changes in Trustmark’s funding needs.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statements of Income
Total interest income	$124,770	$116,114	$360,676	$332,796
Total interest expense	17,787	12,202	46,436	29,290
Net interest income	106,983	103,912	314,240	303,506
Provision for loan losses, LHFI	8,673	3,672	15,801	9,355
Provision for loan losses, acquired loans	(467)	(1,653)	(758)	(5,822)
Noninterest income	47,093	44,480	141,277	140,703
Noninterest expense	105,223	103,086	311,488	327,218
Income before income taxes	40,647	43,287	128,986	113,458
Income taxes	4,394	8,708	16,090	23,596
Net Income	$36,253	$34,579	$112,896	$89,862

Total Revenue (1)	$154,076	$148,392	$455,517	$444,209

Per Share Data
Basic earnings per share	$0.54	$0.51	$1.67	$1.33
Diluted earnings per share	0.54	0.51	1.67	1.32
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	9.00%	8.69%	9.53%	7.73%
Return on average tangible equity	12.26%	11.95%	13.02%	10.68%
Return on average assets	1.07%	0.99%	1.12%	0.88%
Average equity/average assets	11.86%	11.36%	11.72%	11.37%
Net interest margin (fully taxable equivalent)	3.59%	3.47%	3.54%	3.48%
Dividend payout ratio	42.59%	45.10%	41.32%	51.88%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.18%	-0.02%	0.08%	—
Provision for loan losses/average loans	0.39%	0.17%	0.24%	0.15%
Nonperforming loans/total loans (incl LHFS)	0.76%	0.80%
Nonperforming assets/total loans (incl LHFS) plus other real estate	1.16%	1.36%
Allowance for loan losses/total loans (excl LHFS)	1.02%	0.96%

September 30,	2018	2017
Consolidated Balance Sheets
Total assets	$13,439,812	$13,884,655
Securities	2,808,516	3,471,372
Total loans (including LHFS and acquired loans)	9,062,309	8,895,255
Deposits	10,956,910	10,231,742
Total shareholders' equity	1,599,604	1,582,535

Stock Performance
Market value - close	$33.65	$33.12
Book value	23.66	23.36
Tangible book value	17.86	17.49

Capital Ratios
Total equity/total assets	11.90%	11.40%
Tangible equity/tangible assets	9.26%	8.79%
Tangible equity/risk-weighted assets	11.31%	11.29%
Tier 1 leverage ratio	10.41%	9.61%
Common equity tier 1 risk-based capital ratio	12.20%	11.80%
Tier 1 risk-based capital ratio	12.76%	12.37%
Total risk-based capital ratio	13.61%	13.19%

(1)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income
(2)	Excludes acquired loans

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,597,588	$1,577,867	$1,584,095	$1,554,566
Less: Goodwill		(379,627)	(379,627)	(379,627)	(374,707)
Identifiable intangible assets		(13,083)	(18,714)	(14,405)	(19,454)
Total average tangible equity		$1,204,878	$1,179,526	$1,190,063	$1,160,405

PERIOD END BALANCES
Total shareholders' equity		$1,599,604	$1,582,535
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(12,391)	(17,883)
Total tangible equity	(a)	$1,207,586	$1,185,025

TANGIBLE ASSETS
Total assets		$13,439,812	$13,884,655
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(12,391)	(17,883)
Total tangible assets	(b)	$13,047,794	$13,487,145
Risk-weighted assets	(c)	$10,681,621	$10,498,582

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$36,253	$34,579	$112,896	$89,862
Plus: Intangible amortization net of tax		965	950	2,979	2,870
Net income adjusted for intangible amortization		$37,218	$35,529	$115,875	$92,732
Period end shares outstanding	(d)	67,621,369	67,742,135

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.26%	11.95%	13.02%	10.68%
Tangible equity/tangible assets	(a)/(b)	9.26%	8.79%
Tangible equity/risk-weighted assets	(a)/(c)	11.31%	11.29%
Tangible book value	(a)/(d)*1,000	$17.86	$17.49

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,599,604	$1,582,535
AOCI-related adjustments		79,946	27,825
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(365,823)	(359,841)
Other adjustments and deductions for CET1 (2)		(10,868)	(11,359)
CET1 capital	(e)	1,302,859	1,239,160
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		—	(471)
Additional tier 1 capital		60,000	59,529
Tier 1 Capital		$1,362,859	$1,298,689

Common equity tier 1 risk-based capital ratio	(e)/(c)	12.20%	11.80%

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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine transactions occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$36,253	$0.535	$34,579	$0.509	$112,896	$1.668	$89,862	$1.324

Significant non-routine transactions (net of taxes):
Defined benefit plan termination	—	—	—	—	—	—	10,895	0.161
Reliance merger transaction expenses	—	—	—	—	—	—	1,999	0.029
Non-taxable gain on acquired life insurance proceeds	—	—	—	—	—	—	(4,894)	(0.072)
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$36,253	$0.535	$34,579	$0.509	$112,896	$1.668	$97,862	$1.442

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	9.00%	n/a	8.69%	n/a	9.53%	n/a	7.73%	8.42%
Return on average tangible equity	12.26%	n/a	11.95%	n/a	13.02%	n/a	10.68%	11.61%
Return on average assets	1.07%	n/a	0.99%	n/a	1.12%	n/a	0.88%	0.96%

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

Net interest income-FTE for the three and nine months ended September 30, 2018 increased $1.2 million, or 1.1%, and $5.6 million, or 1.8%, respectively, when compared with the same time periods in 2017.  The net interest margin for the three and nine months ended September 30, 2018 increased 12 and 6 basis points to 3.59% and 3.54%, respectively, when compared to the same time periods in 2017.  The increase in the net interest margin for the three and nine months ended September 30, 2018 was principally due to growth in the yield on the LHFI and LHFS portfolios, run-off of maturing investment securities and a favorable funding mix, partially offset by higher costs of interest-bearing deposits and a decrease in the fully tax equivalent adjustment as a result of the lower corporate tax rate due to the enactment of the Tax Reform Act.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three and nine months ended September 30, 2018 increased 16 and 8 basis points to 3.50% and 3.44%, respectively, when compared to the same time periods in 2017, due to the factors discussed above.

Average interest-earning assets for the first nine months of 2018 were $12.236 billion compared to $12.221 billion for the same time period in 2017, an increase of $14.6 million, or 0.1%.  The growth in average earning assets during the first nine months of 2018 was primarily due to increases in average loans (LHFS and LHFI) of $431.4 million, or 5.2%, and average other earning assets of $115.9 million, which were largely offset by decreases in average total securities of $439.7 million, or 12.5% and average acquired loans of $91.2 million, or 31.6%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $339.7 million, or 4.0%, increase in the LHFI portfolio when balances at September 30, 2018 are compared to balances at September 30, 2017.  This increase was principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi and Florida market regions.  The increase in average other earning assets when the first nine months of 2018 is compared to the same time period in 2017 was primarily due to growth in interest-bearing deposits due from depository institutions.  The decrease in average total securities was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities as well as declines in the fair market value of the securities available for sale.  The decrease in average acquired loans when the first nine months of 2018 is compared to the same time period in 2017 was primarily due to pay-downs and pay-offs of the acquired loans as well as acquired loans that were transferred to LHFI.

During the first nine months of 2018, interest and fees on LHFS and LHFI-FTE increased $33.5 million, or 12.5%, when compared to the same time period in 2017, due principally to the growth in the LHFI portfolio, while the yield on loans (LHFS and LHFI) increased 30 basis points to 4.59% as a result of increases in interest rates during the period.  During the first nine months of 2018, interest on securities-FTE decreased $8.6 million, or 14.1%, compared to the same time period in 2017, primarily due to the run off of maturing investment securities.  The yield on total securities for the first nine months of 2018 decreased 5 basis points to 2.28% compared to the same time period in 2017.  As a result of these factors, interest income-FTE increased $22.7 million, or 6.5%, when the first nine months of 2018 is compared to the same time period in 2017, while the yield on total earning assets increased 25 basis points to 4.05%.

Average interest-bearing liabilities for the first nine months of 2018 totaled $8.839 billion compared to $8.914 billion for the same time period in 2017, a decrease of $75.3 million, or 0.8%.  The decrease in average interest-bearing liabilities represented declines in average other borrowings and average federal funds purchased and securities sold under repurchase agreements which were mostly offset by an increase in average interest-bearing deposits.  Average other borrowings decreased $827.6 million, or 64.5%, when the first nine months of 2018 is compared to the same time period in 2017, primarily reflecting a decrease in the balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.  Average federal funds purchased and securities sold under repurchase agreements for the first nine months of 2018 declined $198.2 million, or 37.8%, when compared to the same time period in 2017, primarily due to a decrease in upstream federal funds purchased as a result of increases in interest rates and changes in funding needs.  Average interest-bearing deposits for the first nine months of 2018 increased $950.5 million, or 13.4%, when compared to the same time period in 2017, as a result of growth in all categories of average interest-bearing deposits primarily due to increases in interest rates in general.

Total interest expense for the first nine months of 2018 increased $17.1 million, or 58.5%, when compared with the same time period in 2017 due primarily to an increase in interest on deposits, in conjunction with increasing interest rates in general, partially offset by a decline in other interest expense.  Interest on deposits increased $21.2 million while the rate on interest-bearing deposits increased 32 basis points to 0.61% when the first nine months of 2018 is compared to the same time period in 2017, primarily due to increases in average balances of all categories of interest-bearing deposits and rising interest rates in general.  Other interest expense decreased $4.2 million, or 39.2%, when the first nine months of 2018 is compared to the same time period in 2017, primarily due to the decline in the balance of outstanding short-term FHLB advances with the FHLB of Dallas, while the rate on other borrowings increased 80 basis points to 1.93% reflecting an increase in rates.  As a result of these factors, the overall yield on interest-bearing liabilities increased 26 basis points to 0.70% when the first nine months of 2018 is compared with the first nine months of 2017.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2018			2017

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$477	$3	2.50%	$3,582	$14	1.55%
Securities - taxable	2,871,101	16,186	2.24%	3,436,509	19,291	2.23%
Securities - nontaxable	71,072	656	3.66%	100,823	1,104	4.34%
Loans (LHFS and LHFI)	8,907,588	105,993	4.72%	8,532,523	93,703	4.36%
Acquired loans	147,811	4,033	10.82%	299,221	6,625	8.78%
Other earning assets	189,471	1,050	2.20%	84,320	355	1.67%
Total interest-earning assets	12,187,520	127,921	4.16%	12,456,978	121,092	3.86%
Cash and due from banks	330,949			312,409
Other assets	1,035,327			1,202,766
Allowance for loan losses, net	(86,496)			(85,363)
Total Assets	$13,467,300			$13,886,790

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,177,057	14,972	0.73%	$7,213,070	6,381	0.35%
Federal funds purchased and securities sold under repurchase agreements	347,489	1,348	1.54%	547,863	1,301	0.94%
Other borrowings	249,052	1,467	2.34%	1,398,302	4,520	1.28%
Total interest-bearing liabilities	8,773,598	17,787	0.80%	9,159,235	12,202	0.53%
Noninterest-bearing demand deposits	2,894,061			3,003,763
Other liabilities	202,053			145,925
Shareholders' equity	1,597,588			1,577,867
Total Liabilities and Shareholders' Equity	$13,467,300			$13,886,790
Net Interest Margin		110,134	3.59%		108,890	3.47%

Less tax equivalent adjustment		3,151			4,978

Net Interest Margin per Consolidated Statements of Income		$106,983			$103,912

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$673	$10	1.99%	$2,399	$26	1.45%
Securities - taxable	3,008,755	50,586	2.25%	3,418,925	57,865	2.26%
Securities - nontaxable	80,644	2,213	3.67%	110,215	3,582	4.35%
Loans (LHFS and LHFI)	8,751,665	300,466	4.59%	8,320,255	266,979	4.29%
Acquired loans	197,352	13,932	9.44%	288,599	18,077	8.37%
Other earning assets	196,470	3,038	2.07%	80,553	993	1.65%
Total interest-earning assets	12,235,559	370,245	4.05%	12,220,946	347,522	3.80%
Cash and due from banks	328,868			310,313
Other assets	1,036,091			1,222,619
Allowance for loan losses, net	(85,054)			(84,036)
Total Assets	$13,515,464			$13,669,842

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,056,505	36,602	0.61%	$7,106,046	15,433	0.29%
Federal funds purchased and securities sold under repurchase agreements	326,129	3,260	1.34%	524,295	3,036	0.77%
Other borrowings	456,189	6,574	1.93%	1,283,756	10,821	1.13%
Total interest-bearing liabilities	8,838,823	46,436	0.70%	8,914,097	29,290	0.44%
Noninterest-bearing demand deposits	2,902,100			3,040,672
Other liabilities	190,446			160,507
Shareholders' equity	1,584,095			1,554,566
Total Liabilities and Shareholders' Equity	$13,515,464			$13,669,842

Net Interest Margin		323,809	3.54%		318,232	3.48%

Less tax equivalent adjustment		9,569			14,726

Net Interest Margin per Consolidated Statements of Income		$314,240			$303,506

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $8.7 million and $15.8 million for the three and nine months ended September 30, 2018, respectively, an increase of $5.0 million and $6.4 million, respectively, when compared to the same time periods in 2017.  The increase in the provision for loan losses, LHFI when the three and nine months ended September 30, 2018 are compared to the same time periods in 2017 was primarily due to increases in the amount of provision expense related to new and existing impaired LHFI and net charge-offs partially offset by declines in provision expense related to changes in quantitative reserve factors and loan growth as well as the specific reserves recorded during the third quarter of 2017 related to Hurricane Harvey.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The negative provision for loan losses, acquired loans declined $1.2 million, or 71.7%, and $5.1 million, or 87.0%, respectively, when the three and nine months ended September 30, 2018 are compared to the same time periods in 2017, principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and acquired impaired loans that were transferred to LHFI during the second and third quarters of 2018.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
BancTrust	$(467)	$(1,400)	$(1,169)	$(4,386)
Bay Bank	—	(273)	377	(1,350)
Heritage	—	20	61	(86)
Reliance	—	—	(27)	—
Total provision for loan losses, acquired loans	$(467)	$(1,653)	$(758)	$(5,822)

Noninterest Income

Noninterest income represented 30.6% and 31.0% of total revenue, before securities gains (losses), net, for the three and nine months ended September 30, 2018, respectively, compared to 30.0% and 31.7% for the three and nine months ended September 30, 2017, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service charges on deposit accounts	$11,075	$11,223	$(148)	-1.3%	$32,579	$32,810	$(231)	-0.7%
Bank card and other fees	7,459	7,150	309	4.3%	21,155	21,020	135	0.6%
Mortgage banking, net	8,647	4,425	4,222	95.4%	28,958	23,618	5,340	22.6%
Insurance commissions	10,765	10,398	367	3.5%	30,919	29,355	1,564	5.3%
Wealth management	7,789	7,530	259	3.4%	22,834	22,617	217	1.0%
Other, net	1,358	3,740	(2,382)	-63.7%	4,832	11,268	(6,436)	-57.1%
Total noninterest income before securities gains (losses), net	47,093	44,466	2,627	5.9%	141,277	140,688	589	0.4%
Security gains (losses), net	—	14	(14)	-100.0%	—	15	(15)	-100.0%
Total noninterest income	$47,093	$44,480	$2,613	5.9%	$141,277	$140,703	$574	0.4%

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations” of this report.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Mortgage servicing income, net	$5,428	$5,295	$133	2.5%	$16,518	$16,192	$326	2.0%
Change in fair value-MSR from runoff	(3,181)	(2,892)	(289)	-10.0%	(9,022)	(8,175)	(847)	-10.4%
Gain on sales of loans, net	6,411	5,083	1,328	26.1%	16,410	13,634	2,776	20.4%
Other, net	(83)	(450)	367	81.6%	1,577	951	626	65.8%
Mortgage banking income before hedge ineffectiveness	8,575	7,036	1,539	21.9%	25,483	22,602	2,881	12.7%
Change in fair value-MSR from market changes	2,615	(2,393)	5,008	n/m	13,879	(2,218)	16,097	n/m
Change in fair value of derivatives	(2,543)	(218)	(2,325)	n/m	(10,404)	3,234	(13,638)	n/m
Net positive (negative) hedge ineffectiveness	72	(2,611)	2,683	n/m	3,475	1,016	2,459	n/m
Mortgage banking, net	$8,647	$4,425	$4,222	95.4%	$28,958	$23,618	$5,340	22.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three and nine months ended September 30, 2018 when compared to the same time periods in 2017 was principally due to increases in the net positive hedge ineffectiveness and gain on sales of loans, net.   Mortgage loan production for the nine months ended September 30, 2018 was $1.097 billion, an increase of $79.7 million, or 7.8%, when compared to the same time period in 2017.  Loans serviced for others totaled $6.759 billion at September 30, 2018, compared with $6.541 billion at September 30, 2017, an increase of $218.0 million, or 3.3%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net when the three and nine months ended September 30, 2018 are compared to the same time periods in 2017, was primarily the result of higher profit margins in secondary marketing activities.  Loan sales totaled $304.9 million and $820.6 million for the three and nine months ended September 30, 2018, respectively, a decrease of $10.3 million, or 3.3%, and $51.3 million, or 5.9%, respectively, when compared with the same time periods in 2017.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,202)	$(2,521)	$319	12.7%	$(6,606)	$(7,082)	$476	6.7%
Increase in life insurance cash surrender value	1,805	1,813	(8)	-0.4%	5,313	5,309	4	0.1%
Other miscellaneous income	1,755	4,448	(2,693)	-60.5%	6,125	13,041	(6,916)	-53.0%
Total other, net	$1,358	$3,740	$(2,382)	-63.7%	$4,832	$11,268	$(6,436)	-57.1%

The decrease in other income, net when the three and nine months ended September 30, 2018 are compared to the same time periods in 2017 was primarily due to a decrease in other miscellaneous income principally due to $2.7 million of nontaxable proceeds related to Trustmark’s bank-owned life insurance received during the third quarter of 2017 and $4.9 million of nontaxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.  Excluding the nontaxable life insurance proceeds, other miscellaneous income increased $43.7 thousand, or 2.6%, when the three months ended September 30, 2018 is compared to the same time period in 2017 and decreased $519 thousand, or 9.6%, when the first nine months of 2018 is compared to the same time period in 2017.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$60,847	$57,871	$2,976	5.1%	$179,297	$170,445	$8,852	5.2%
Defined benefit plan termination charge	—	—	—	—	—	17,644	(17,644)	-100.0%
Services and fees	16,404	15,133	1,271	8.4%	48,472	45,474	2,998	6.6%
Net occupancy-premises	6,910	6,702	208	3.1%	19,962	19,150	812	4.2%
Equipment expense	6,200	6,297	(97)	-1.5%	18,501	18,457	44	0.2%
Other real estate expense:
Write-downs	892	432	460	n/m	1,857	2,593	(736)	-28.4%
Net (gain) loss on sale	(224)	(200)	(24)	-12.0%	(1,226)	(1,722)	496	28.8%
Carrying costs	500	632	(132)	-20.9%	1,310	2,135	(825)	-38.6%
Total other real estate expense, net	1,168	864	304	35.2%	1,941	3,006	(1,065)	-35.4%
FDIC assessment expense	1,999	2,816	(817)	-29.0%	7,532	8,142	(610)	-7.5%
Other expense	11,695	13,403	(1,708)	-12.7%	35,783	44,900	(9,117)	-20.3%
Total noninterest expense	$105,223	$103,086	$2,137	2.1%	$311,488	$327,218	$(15,730)	-4.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.  Noninterest expense for the nine months ended September 30, 2017 included a one-time defined benefit pension plan termination charge of $17.6 million and $3.2 million of one-time expenses related to the completion of the Reliance merger (included in other expense).  Excluding these non-routine transactions, noninterest expense for the nine months ended September 30, 2018 increased $5.2 million, or 1.7%, when compared to the same time period in 2017.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three and nine months ended September 30, 2018 are compared to the same time periods in 2017 was principally due to increases in salaries and incentive compensation as a result of general merit increases and higher commission expense as a result of improvements in the insurance and mortgage origination lines of business.  Trustmark adopted FASB Accounting Standard Update (ASU) 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018.  As a result of adopting ASU 2017-07, Trustmark was required to reclassify $966 thousand and $4.8 million of net periodic benefit cost, excluding the service cost component, from salaries and employee benefits to other expense for the three and nine months ended September 30, 2017, respectively.

Services and Fees

The increase in services and fees when the three and nine months ended September 30, 2018 are compared to the same time periods in 2017 was primarily the result of investments in new data processing software designed to improve efficiency and customer experience.

Other Real Estate Expense

The decrease in other real estate expense for the nine months ended September 30, 2018 when compared to the same time period in 2017 was principally due to declines in write-downs of other real estate and real estate tax and foreclosure expenses.  Please see the section captioned “Other Real Estate” for additional information regarding other real estate expense.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Loan expense	$2,824	$3,013	$(189)	-6.3%	$8,661	$8,632	$29	0.3%
Amortization of intangibles	1,286	1,539	(253)	-16.4%	3,969	4,647	(678)	-14.6%
Defined benefit plans non-service cost reclass from salaries and employee benefits	885	966	(81)	-8.4%	2,655	4,754	(2,099)	-44.2%
Other miscellaneous expense	6,700	7,885	(1,185)	-15.0%	20,498	26,867	(6,369)	-23.7%
Total other expense	$11,695	$13,403	$(1,708)	-12.7%	$35,783	$44,900	$(9,117)	-20.3%

The decrease in other expense for the three months ended September 30, 2018 when compared to the same time period in 2017 was primarily due to declines in various miscellaneous expenses.  The decrease in other expense for the first nine months of 2018 when compared to the first nine months of 2017 was principally due to the $3.2 million of one-time expenses related to the completion of the Reliance merger (included in other miscellaneous expense) incurred during the second quarter of 2017 as well as declines in various miscellaneous expenses and a decrease in defined benefit plan expense principally due to the termination of the Trustmark Capital Accumulation Plan (the Plan).

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2018 and 2017.

General Banking

Net interest income for the General Banking Division increased $10.7 million, or 3.5%, when the nine months ended September 30, 2018 is compared with the same time period in 2017.  The increase in net interest income was primarily due to increases in interest and fees on LHFS and LHFI and a decrease in other interest expense, partially offset by an increase in interest on deposits and declines in interest on securities and interest and fees on acquired loans.  The provision for loan losses, net for the nine months ended September 30, 2018 totaled $15.0 million compared to $3.5 million for the same period in 2017, an increase of $11.5 million.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Division decreased $1.2 million, or 1.4%, during the first nine months of 2018 compared to the same time period in 2017, primarily due to $2.7 million of nontaxable proceeds related to Trustmark’s bank-owned life insurance received during the third quarter of 2017 and $4.9 million of nontaxable proceeds related to life insurance acquired in a previous acquisition received during the second quarter of 2017.  Excluding these nontaxable proceeds, noninterest income for the General Banking Division increased $5.2 million, or 6.3%, when the first nine months of 2018 is compared to the same time period in 2017.  Noninterest income for the General Banking Division represented 21.8% of total revenue for this segment for the first nine months of 2018 as opposed to 22.7% for the same time period in 2017.  Noninterest income for the General Banking Division includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Division decreased $17.0 million, or 6.0%, during the first nine months of 2018 compared with the same time period in 2017, principally due to a one-time defined benefit pension plan termination charge of $17.6 million and $3.2 million of one-time expenses related to the completion of the Reliance merger incurred during the second quarter of 2017.  Excluding these non-routine expenses, noninterest expense for the General Banking Division for the first nine months of 2018 increased $3.9 million, or 1.5%, when compared to the same time period in 2017, principally due to increases in salaries and employee benefits, primarily as a result of general merit increases and higher mortgage origination commission expense, and services and fees, primarily related to data processing software expenses, partially offset by declines in other expense, primarily due to declines in various miscellaneous expenses and a decrease in defined benefit plan expense principally due to the termination of the Plan, and other real estate expense, primarily due to declines in write-downs of other real estate and real estate tax and foreclosure expenses.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first nine months of 2018, net income for the Wealth Management Division increased $885 thousand, or 49.9%, when compared to the same time period in 2017.  Noninterest income, which includes income related to investment management, trust and brokerage services, increase $255 thousand, or 1.1%, when the first nine months of 2018 is compared to the same time period in 2017, primarily due to increases in commissions and fees from investment services.  Noninterest expense for the Wealth Management Division decreased $365 thousand, or 1.8%, during the first nine months of 2018 compared to the same time period in 2017, principally due to a decrease in other miscellaneous expense partially offset by increases in data processing expense related to software and salaries and employee benefits resulting from improvements in retail brokerage activity.

At September 30, 2018 and 2017, Trustmark held assets under management and administration of $10.920 billion and $10.406 billion, respectively, and brokerage assets of $1.867 billion and $1.744 billion, respectively.

Insurance

Net income for the Insurance Division during the first nine months of 2018 increased $916 thousand, or 21.0%, compared to the same time period in 2017.  Noninterest income for the Insurance Division, which is predominately composed of insurance commissions, increased $1.6 million, or 5.3%, when the first nine months of 2018 is compared to the same time period in 2017.  The increase in insurance commissions during the first nine months of 2018 when compared to the same time period in 2017 was primarily due to new business commission volume primarily in property and casualty coverage.  Noninterest expense for the Insurance Division increased $1.6 million, or 7.1%, when the first nine months of 2018 is compared to the same time period in 2017, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes.

Income Taxes

For the three and nine months ended September 30, 2018, Trustmark’s combined effective tax rate was 10.8% and 12.5%, compared to 20.1% and 20.8% for the same time periods in 2017.  The decrease in the effective tax rate for the three and nine months ended September 30, 2018, compared to the same time periods in 2017, was primarily due to the enactment of the Tax Reform Act.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.236 billion, or 90.5% of total average assets, for the nine months ended September 30, 2018, compared to $12.221 billion, or 89.4% of total average assets, for the nine months ended September 30, 2017, an increase of $14.6 million, or 0.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.9 years at September 30, 2018 compared to 3.8 years at December 31, 2017.

When compared with December 31, 2017, total investment securities decreased by $486.6 million, or 14.8%, during the first nine months of 2018.  This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities as well as a net decline in the fair market value of the securities available for sale.  Trustmark sold no securities during the first nine months of 2018, compared to $27.7 million of securities sold during the first nine months of 2017, which generated a net gain of $15 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At September 30, 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss, net of tax, (AOCL) in the accompanying consolidated balance sheets totaled $16.6 million ($12.4 million net of tax) compared to $19.5 million ($12.0 million net of tax) at December 31, 2017.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At September 30, 2018, available for sale securities totaled $1.865 billion, which represented 66.4% of the securities portfolio, compared to $2.239 billion, or 67.9%, at December 31, 2017.  At September 30, 2018, unrealized losses, net on available for sale securities totaled $70.5 million compared to $23.5 million at December 31, 2017.  At September 30, 2018, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2018, held to maturity securities totaled $943.9 million and represented 33.6% of the total securities portfolio, compared with $1.056 billion, or 32.1%, at December 31, 2017.

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

As of September 30, 2018, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2018 ($ in thousands):

	September 30, 2018
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,877,974	97.1%	$1,807,368	96.9%
Aa1 to Aa3	42,275	2.2%	42,402	2.3%
A1 to A3	520	—	519	—
Baa1 to Baa3	208	—	202	—
Not Rated (1)	14,125	0.7%	14,142	0.8%
Total securities available for sale	$1,935,102	100.0%	$1,864,633	100.0%

Securities Held to Maturity
Aaa	$901,260	95.5%	$864,678	95.3%
Aa1 to Aa3	33,657	3.6%	33,638	3.7%
Baa1 to Baa3	403	—	403	—
Not Rated (1)	8,563	0.9%	8,598	1.0%
Total securities held to maturity	$943,883	100.0%	$907,317	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2018, approximately 96.9% of the available for sale securities, measured at the estimated fair value, and 95.5% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At September 30, 2018, LHFS totaled $182.7 million, consisting of $134.9 million of residential real estate mortgage loans in the process of being sold to third parties and $47.8 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2017, LHFS totaled $180.5 million, consisting of $132.3 million of residential real estate mortgage loans in the process of being sold to third parties and $48.2 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2018 or 2017.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due Loans Held for Sale (LHFS)” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$1,031,491	11.8%	$987,624	11.5%
Secured by 1-4 family residential properties	1,801,029	20.6%	1,675,311	19.6%
Secured by nonfarm, nonresidential properties	2,294,289	26.2%	2,193,823	25.6%
Other real estate secured	453,687	5.2%	517,956	6.1%
Commercial and industrial loans	1,565,922	17.9%	1,570,345	18.3%
Consumer loans	182,709	2.1%	171,918	2.0%
State and other political subdivision loans	929,178	10.6%	952,483	11.1%
Other loans	488,725	5.6%	500,507	5.8%
LHFI	$8,747,030	100.0%	$8,569,967	100.0%

LHFI increased $177.1 million, or 2.1%, compared to December 31, 2017.  The increase in LHFI during the first nine months of 2018 was primarily due to net growth in loans secured by real estate in Trustmark’s Mississippi, Alabama and Florida market regions.

LHFI secured by real estate increased $205.8 million, or 3.8%, during the first nine months of 2018 representing net growth in LHFI secured by 1-4 family residential properties, LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) and construction, land development and other land loans partially offset by declines in LHFI secured by other real estate.  LHFI secured by 1-4 family residential properties increased $125.7 million, or 7.5%, during the first nine months of 2018, primarily due to growth in mortgage loans in the Mississippi, Alabama and Florida market regions.  NFNR LHFI increased $100.5 million, or 4.6%, during the first nine months of 2018, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $108.0 million, or 4.9%, during the first nine months of 2018 primarily due to declines in owner occupied loans in the Mississippi, Tennessee and Texas market regions and non-owner occupied loans in the Texas, Mississippi and Florida market regions, partially offset by growth in non-owner occupied loans in the Alabama and Tennessee market regions and owner occupied loans in the Florida and Alabama market regions.  LHFI secured by construction, land development and other land increased $43.9 million, or 4.4%, during the first nine months of 2018 primarily due to new loans in the other construction, 1-4 family construction and development categories, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first nine months of 2018, $330.0 million loans were moved from other construction to other loan categories, including $162.8 million to non-owner occupied loans, $47.0 million to owner occupied loans, and $120.2 million to multi-family residential loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $334.6 million during the first nine months of 2018.  LHFI secured by other real estate declined $64.3 million, or 12.4%, during the first nine months of 2018, primarily due to declines in LHFI secured by multi-family residential properties in the Tennessee, Mississippi, Alabama and Texas market regions.

Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At September 30, 2018 and December 31, 2017, energy-related LHFI had outstanding balances of approximately $183.8 million and $226.5 million, respectively, which represented approximately 2.1% of Trustmark’s total LHFI portfolio at September 30, 2018 compared to approximately 2.6% of the total LHFI portfolio at December 31, 2017.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2018	December 31, 2017
Home equity loans	$50,994	$47,032
Home equity lines of credit	399,175	407,627
Percentage of loans and lines for which Trustmark holds first lien	59.9%	60.7%
Percentage of loans and lines for which Trustmark does not hold first lien	40.1%	39.3%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2018 and December 31, 2017 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$227,026	$804,465	$1,031,491
Secured by 1- 4 family residential properties	1,037,935	763,094	1,801,029
Secured by nonfarm, nonresidential properties	1,414,322	879,967	2,294,289
Other real estate secured	169,606	284,081	453,687
Commercial and industrial loans	535,925	1,029,997	1,565,922
Consumer loans	164,069	18,640	182,709
State and other political subdivision loans	850,908	78,270	929,178
Other loans	178,715	310,010	488,725
LHFI	$4,578,506	$4,168,524	$8,747,030

	December 31, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$253,744	$733,880	$987,624
Secured by 1- 4 family residential properties	1,632,853	42,458	1,675,311
Secured by nonfarm, nonresidential properties	1,385,217	808,606	2,193,823
Other real estate secured	153,851	364,105	517,956
Commercial and industrial loans	522,613	1,047,732	1,570,345
Consumer loans	151,685	20,233	171,918
State and other political subdivision loans	863,262	89,221	952,483
Other loans	238,315	262,192	500,507
LHFI	$5,201,540	$3,368,427	$8,569,967

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

The following table presents the LHFI composition by region at September 30, 2018 and reflects a diversified mix of loans by region ($ in thousands):

	September 30, 2018
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$1,031,491	$335,338	$79,432	$333,614	$19,974	$263,133
Secured by 1-4 family residential properties	1,801,029	113,369	48,527	1,539,417	86,379	13,337
Secured by nonfarm, nonresidential properties	2,294,289	517,795	222,194	913,676	157,188	483,436
Other real estate secured	453,687	70,306	11,603	215,792	11,070	144,916
Commercial and industrial loans	1,565,922	197,278	17,065	783,217	378,433	189,929
Consumer loans	182,709	23,823	5,473	130,527	20,095	2,791
State and other political subdivision loans	929,178	87,807	42,144	586,996	28,355	183,876
Other loans	488,725	77,492	16,291	318,691	38,273	37,978
LHFI	$8,747,030	$1,423,208	$442,729	$4,821,930	$739,767	$1,319,396

Construction, Land Development and Other Land Loans by Region
Lots	$62,886	$14,899	$19,168	$23,758	$1,508	$3,553
Development	58,520	7,621	7,663	29,243	680	13,313
Unimproved land	88,965	13,869	15,305	28,918	13,297	17,576
1-4 family construction	211,270	81,997	12,567	82,019	2,024	32,663
Other construction	609,850	216,952	24,729	169,676	2,465	196,028
Construction, land development and other land loans	$1,031,491	$335,338	$79,432	$333,614	$19,974	$263,133

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$391,342	$139,168	$54,539	$100,954	$24,585	$72,096
Office	142,098	70,872	21,027	—	7,988	42,211
Nursing homes/senior living	205,700	33,075	—	166,435	6,190	—
Hotel/motel	255,710	74,450	51,916	53,097	34,156	42,091
Mini-storage	121,764	12,665	6,198	36,264	615	66,022
Industrial	102,793	20,577	7,081	17,630	2,259	55,246
Health care	52,464	22,594	748	26,310	—	2,812
Convenience stores	31,322	2,766	116	17,028	764	10,648
Other	149,606	5,297	8,530	87,415	22,425	25,939
Total non-owner occupied loans	1,452,799	381,464	150,155	505,133	98,982	317,065
Owner-occupied:
Office	164,111	29,926	28,039	60,073	6,588	39,485
Churches	92,797	19,036	6,656	45,949	16,262	4,894
Industrial warehouses	140,636	11,390	3,337	54,987	14,559	56,363
Health care	109,006	21,652	6,465	63,265	2,827	14,797
Convenience stores	115,278	14,613	12,956	63,379	1,229	23,101
Retail	86,833	24,035	7,746	33,231	3,686	18,135
Restaurants	35,360	2,712	1,529	27,224	1,832	2,063
Auto dealerships	31,240	8,480	149	13,600	9,011	—
Other	66,229	4,487	5,162	46,835	2,212	7,533
Total owner-occupied loans	841,490	136,331	72,039	408,543	58,206	166,371
Loans secured by nonfarm, nonresidential properties	$2,294,289	$517,795	$222,194	$913,676	$157,188	$483,436

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

At September 30, 2018, the allowance for loan losses, LHFI, was $88.9 million, an increase of $12.1 million, or 15.8%, when compared with December 31, 2017.  The increase in the allowance for loan loss during the first nine months of 2018 was principally due to an increase in specific reserves for new and existing impaired LHFI.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 339.79% at September 30, 2018, compared to 320.84% at December 31, 2017 principally due to the decrease in the nonperforming LHFI, excluding specifically reviewed impaired LHFI, partially offset by a decrease in the allowance for loan losses, LHFI, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $88.9 million allowance for loan losses, LHFI, represented 1.13% of commercial LHFI and 0.63% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 1.02% as of September 30, 2018.  This compares with an allowance to total LHFI of 0.90% at December 31, 2017, which was allocated to commercial LHFI at 0.95% and to consumer and mortgage LHFI at 0.68%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$83,566	$11,329	$3,009	$47,848	$5,062	$16,318
Transfers (1)	772	—	—	772	—	—
LHFI charged-off	(7,017)	(301)	(48)	(6,380)	(247)	(41)
Recoveries	2,880	103	634	1,703	343	97
Net (charge-offs) recoveries	(4,137)	(198)	586	(4,677)	96	56
Provision for loan losses, LHFI	8,673	593	(431)	(1,630)	8,100	2,041
Balance at end of period	$88,874	$11,724	$3,164	$42,313	$13,258	$18,415

	Three Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,184	$9,206	$3,056	$45,312	$6,102	$12,508
LHFI charged-off	(2,752)	(400)	(102)	(1,954)	(281)	(15)
Recoveries	3,228	86	898	1,965	196	83
Net (charge-offs) recoveries	476	(314)	796	11	(85)	68
Provision for loan losses, LHFI	3,672	1,218	(744)	1,860	(72)	1,410
Balance at end of period	$80,332	$10,110	$3,108	$47,183	$5,945	$13,986

	Nine Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
Transfers (2)	1,554	—	782	772	—	—
LHFI charged-off	(12,980)	(722)	(136)	(11,233)	(803)	(86)
Recoveries	7,766	328	1,804	4,584	720	330
Net (charge-offs) recoveries	(5,214)	(394)	1,668	(6,649)	(83)	244
Provision for loan losses, LHFI	15,801	1,645	(2,105)	3,802	7,914	4,545
Balance at end of period	$88,874	$11,724	$3,164	$42,313	$13,258	$18,415

	Nine Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(9,072)	(706)	(288)	(7,064)	(908)	(106)
Recoveries	8,784	355	2,212	5,283	594	340
Net (charge-offs) recoveries	(288)	(351)	1,924	(1,781)	(314)	234
Provision for loan losses, LHFI	9,355	3,273	(1,716)	5,954	458	1,386
Balance at end of period	$80,332	$10,110	$3,108	$47,183	$5,945	$13,986

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Heritage acquisition on April 15, 2011 and the Reliance merger on April 7, 2017, which were reclassified from acquired impaired loans to LHFI during the third quarter of 2018.

(2)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger on March 16, 2012, which were reclassified from acquired impaired loans to LHFI during the second quarter of 2018, and the remaining loans acquired in the Heritage acquisition on April 15, 2011 and the Reliance merger on April 7, 2017, which were reclassified from acquired impaired loans to LHFI during the third quarter of 2018.

Charge-offs exceeded recoveries for the three and nine months ended September 30, 2018 resulting in net charge-offs of $4.1 million and $5.2 million, respectively, compared to net recoveries of $476 thousand and net charge-offs of $288 thousand for the same time periods in 2017.  The increase in net charge-offs for the three and nine months ended September 30, 2018 compared to the same time periods in 2017 was primarily the result of two large substandard commercial credits in the Mississippi market region that were charged off during 2018.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the three and nine months ended September 30, 2018 totaled 0.39% and 0.24% of average loans (LHFS and LHFI), respectively, compared with 0.17% and 0.15% of average loans (LHFS and LHFI), respectively, for the same time periods in 2017.  The increase in the provision for loan losses, LHFI when the three and nine months ended September 30, 2018 are compared to the same time periods in 2017 was primarily due to increases in the amount of provision expense related to new and existing impaired LHFI and net charge-offs partially offset by declines in provision expense related to changes in quantitative reserve factors and loan growth as well as the specific reserves recorded during the third quarter of 2017 related to Hurricane Harvey.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at September 30, 2018 and December 31, 2017 ($ in thousands):

	September 30, 2018	December 31, 2017
Nonaccrual LHFI
Alabama	$3,953	$3,083
Florida	1,180	3,034
Mississippi	41,351	49,129
Tennessee	13,195	4,436
Texas	8,157	7,893
Total nonaccrual LHFI	67,836	67,575
Other real estate
Alabama	7,526	11,714
Florida	8,931	13,937
Mississippi	18,191	14,260
Tennessee	1,083	2,535
Texas	744	782
Total other real estate	36,475	43,228
Total nonperforming assets	$104,311	$110,803

Nonperforming assets/total loans (LHFI and LHFS) and ORE	1.16%	1.26%

Loans past due 90 days or more
LHFI	$726	$2,171

LHFS - Guaranteed GNMA serviced loans (1)	$34,115	$35,544

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2018, nonaccrual LHFI totaled $67.8 million, or 0.76% of total LHFS and LHFI, reflecting an increase of $261 thousand relative to December 31, 2017.  The slight increase in nonaccrual LHFI during the first nine months of 2018 was principally due to one healthcare related commercial credit in the Mississippi market region and one shared national credit in the limited-service restaurant industry in the Tennessee market region moving to nonaccrual status, which were substantially offset by payments, foreclosure, and charge-offs on nonaccrual loans, primarily related to two nonaccrual commercial credits in the Mississippi market region and one nonaccrual commercial credit in the Florida market region.  As of September 30, 2018, nonaccrual energy-related LHFI totaled $13.1 million and represented 7.1% of Trustmark’s total energy-related portfolio, compared to $22.0 million, or 9.7% of Trustmark’s total energy-related portfolio, as of December 31, 2017.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 4 – Loans Held for Investment (LHFI) and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2018 decreased $6.8 million, or 15.6%, when compared with December 31, 2017.  The decrease in other real estate was primarily due to properties sold in Trustmark’s Florida, Mississippi, Alabama and Tennessee market regions partially offset by new properties foreclosed in the Mississippi and Florida market regions.

As of September 30, 2018, Trustmark had no covered other real estate.  The remaining loss-share agreement with the Federal Deposit Insurance Corporation (FDIC), which covers loans secured by 1-4 family residential properties, will expire in 2021.  Should a loan covered by the remaining loss-share agreement be foreclosed, the related property will be classified as covered other real estate.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$39,667	$8,290	$9,789	$19,358	$1,486	$744
Additions	3,284	161	1,967	774	382	—
Disposals	(5,584)	(938)	(2,825)	(1,064)	(757)	—
Write-downs	(892)	13	—	(877)	(28)	—
Balance at end of period	$36,475	$7,526	$8,931	$18,191	$1,083	$744

	Three Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$49,958	$13,301	$17,377	$14,377	$3,363	$1,540
Additions	2,983	167	—	2,690	126	—
Disposals	(4,153)	(626)	(1,172)	(1,583)	(772)	—
Write-downs	(432)	(116)	(105)	(165)	(46)	—
Balance at end of period	$48,356	$12,726	$16,100	$15,319	$2,671	$1,540

	Nine Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	10,368	380	2,740	6,866	382	—
Disposals	(15,264)	(2,894)	(7,690)	(2,935)	(1,745)	—
Write-downs	(1,857)	(620)	(56)	(1,054)	(89)	(38)
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$36,475	$7,526	$8,931	$18,191	$1,083	$744

	Nine Months Ended September 30, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions (1)	7,481	838	344	4,784	732	783
Disposals	(18,583)	(3,160)	(5,702)	(4,496)	(4,331)	(894)
Write-downs	(2,593)	(941)	(1,124)	(615)	87	—
Balance at end of period	$48,356	$12,726	$16,100	$15,319	$2,671	$1,540
(1)	Includes $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $736 thousand, or 28.4%, when the first nine months of 2018 is compared to the same time period in 2017, primarily due to a $1.1 million decrease in write-downs of other real estate properties in the Florida market region reflecting the increase in the amount of properties sold in this market region for the respective periods.

For additional information regarding other real estate, including covered other real estate, see Note 7 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

As of September 30, 2018 and December 31, 2017, acquired loans consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Loans secured by real estate:
Construction, land development and other land	$6,657	$23,586
Secured by 1-4 family residential properties	25,274	61,751
Secured by nonfarm, nonresidential properties	66,865	114,694
Other real estate secured	8,507	16,746
Commercial and industrial loans	16,610	31,506
Consumer loans	1,514	2,600
Other loans	7,188	10,634
Acquired loans	132,615	261,517
Less allowance for loan losses, acquired loans	1,714	4,079
Net acquired loans	$130,901	$257,438

During the first nine months of 2018, acquired loans decreased $128.9 million, or 49.3%, compared to balances at December 31, 2017, primarily due to pay-downs and pay-offs of these acquired loans and acquired loans that were transferred to LHFI.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $20.0 million to $30.0 million during the fourth quarter of 2018.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 6.5% to 7.5% for the fourth quarter of 2018.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 5 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $10.957 billion at September 30, 2018 compared to $10.578 billion at December 31, 2017, an increase of $379.4 million, or 3.6%.  During the first nine months of 2018, noninterest-bearing deposits decreased $191.5 million, or 6.4%, as a result of declines in all categories of noninterest-bearing deposit accounts, while interest-bearing deposits increased $570.9 million, or 7.5%, primarily due to growth in public and commercial interest checking accounts, commercial and consumer money market deposit accounts and consumer and public certificates of deposits, reflecting increases in interest rates in general.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $676.9 million at September 30, 2018, a decrease of $764.0 million, or 53.0%, when compared with $1.441 billion at December 31, 2017, primarily due to decrease in the outstanding balance of short-term FHLB advances, as maturing short-term advances with the FHLB of Dallas were not replaced as a result of increases in interest rates and changes in Trustmark’s funding needs which resulted from increased liquidity due to growth in deposits and securities run-off.  Other short-term borrowings decreased $781.0 million, or 80.4%, during the first nine months of 2018, primarily due to the maturity of $400.0 million in short-term FHLB advances and prepayment of $375.0 million short-term advance with the FHLB of Dallas.  Federal funds purchased and securities sold under repurchase agreements totaled $486.9 million at September 30, 2018 compared to $469.8 million at December 31, 2017, an increase of $17.0 million, or 3.6%.  Of these amounts $95.9 million and $139.8 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $391.0 million at September 30, 2018, an increase of $61.0 million, or 18.5%, when compared with $330.0 million at December 31, 2017.

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

Capital Resources

At September 30, 2018, Trustmark’s total shareholders’ equity was $1.600 billion, an increase of $27.9 million, or 1.8%, when compared to December 31, 2017.  During the first nine months of 2018, shareholders’ equity increased primarily as a result of net income of $112.9 million, partially offset by common stock dividends of $47.0 million and a decrease in the fair market value of securities available for sale of $35.2 million, net of tax.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2017 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% at September 30, 2018 and 1.250% at December 31, 2017.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2018 and December 31, 2017.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2018 and 2017 were $0.69.  Trustmark’s indicated dividend for 2018 is $0.92 per common share, which is the same as dividends per common share in 2017.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $10.959 billion for the first nine months of 2018 and represented approximately 81.1% of average liabilities and shareholders’ equity, compared to average deposits of $10.147 billion, which represented 74.2% of average liabilities and shareholders’ equity for the first nine months of 2017.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2018, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $15.2 million compared to $38.6 million at December 31, 2017.  At both September 30, 2018 and December 31, 2017, Trustmark had no outstanding brokered CDs.

At September 30, 2018, Trustmark had $391.0 million in upstream federal funds purchased, compared to $330.0 million at December 31, 2017.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $125.0 million of outstanding short-term advances and no outstanding long-term advances at September 30, 2018, compared to $900.0 million of outstanding short-term advances and no outstanding long-term advances at December 31, 2017.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $2.614 billion at September 30, 2018.

In addition, at September 30, 2018, Trustmark had $896 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $958 thousand at December 31, 2017.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At September 30, 2018, Trustmark had approximately $613.3 million available in unencumbered agency securities compared to $1.299 billion at December 31, 2017.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017 as well as increased collateral requirements due to the increase in public deposits.

Another borrowing source is the Discount Window.  At September 30, 2018, Trustmark had approximately $1.070 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.042 billion at December 31, 2017.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2018, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2018 and 2017.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $639 thousand September 30, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $644 thousand will be reclassified as a decrease to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $302.3 million at September 30, 2018, with a positive valuation adjustment of $1.8 million, compared to $265.0 million, with a positive valuation adjustment of $663 thousand at December 31, 2017.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $252.0 million at September 30, 2018 compared to $349.0 million at December 31, 2017.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded in noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $72 thousand and a net negative ineffectiveness of $2.6 million for the three months ended September 30, 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, the impact was a net positive ineffectiveness of $3.5 million and $1.0 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded in noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $410.2 million related to this program, compared to $351.9 million as of December 31, 2017.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of September 30, 2018, Trustmark had no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $80 thousand at December 31, 2017.  As of September 30, 2018, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2018, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2018 and December 31, 2017, Trustmark had entered into two risk participation agreements as a beneficiary with an aggregate notional amount of $13.2 million and $13.7 million, respectively.  At September 30, 2018, Trustmark had entered into seven risk participation agreements as a guarantor with an aggregate notional amount of $40.3 million, compared to six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million at December 31, 2017.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2018 and December 31, 2017.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2018 and 2017.  At September 30, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2018	2017
+200 basis points	-0.8%	-2.4%
+100 basis points	-0.4%	-1.4%
-100 basis points	-1.7%	-5.3%

As shown in the table above, the interest rate shocks for the first nine months of 2018 illustrate little change in net interest income in rising rate scenarios while displaying modest exposure to a falling rate environment.  The exposure to falling rates is primarily due to a downward repricing of various earning assets with minimal contribution from liabilities given the already low cost of deposits in the base scenario.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2018 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2018 and 2017.  At September 30, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the historically low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2018	2017
+200 basis points	0.7%	4.5%
+100 basis points	0.7%	3.4%
-100 basis points	-4.2%	-10.2%

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

At September 30, 2018, the MSR fair value was $101.4 million, compared to $81.5 million at September 30, 2017.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2018, would be a decline in fair value of approximately $3.0 million and $4.2 million, respectively, compared to a decline in fair value of approximately $3.1 million and $3.0 million, respectively, at September 30, 2017.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2017 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2018.

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

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which up to $100.0 million of Trustmark’s common shares may be acquired through March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2018 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2018 to July 31, 2018	—	$—	—	$91,378
August 1, 2018 to August 31, 2018	—	—	—	91,378
September 1, 2018 to September 30, 2018	—	—	—	91,378
Total	—		—
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	November 6, 2018	DATE:	November 6, 2018