Form 10-K
period 2018-12-31
TRUSTMARK CORP
filed 2019-02-19
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price at June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.311 billion.

As of January 31, 2019, there were issued and outstanding 65,179,997 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2019 Annual Meeting of Shareholders to be held April 23, 2019 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including potential market impacts of efforts by the Federal Reserve Board to reduce the size of its balance sheet, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1.	BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2018, TNB had total assets of $13.284 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 196 offices and 2,856 full-time equivalent associates (measured at December 31, 2018) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning and retirement plan services.  TNB’s Wealth Management Segment is also assisted by Trustmark Investment Advisors, Inc. (TIA), a Securities and Exchange Commission (SEC)-registered investment adviser and a wholly-owned subsidiary of TNB.  TIA provides customized investment management services to TNB’s Wealth Management Segment, which in turns relies upon that advice to provide investment management services to TNB’s wealth management customers.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past five years ($ in thousands):

December 31,	2018	2017	2016	2015	2014
Securities	$2,721,456	$3,295,121	$3,515,325	$3,533,240	$3,545,252
Total securities growth (decline)	$(573,665)	$(220,204)	$(17,915)	$(12,012)	$182,370
Total securities growth (decline)	-17.41%	-6.26%	-0.51%	-0.34%	5.42%

Loans *	$8,942,800	$8,831,484	$8,123,460	$7,481,796	$6,998,878
Total loans growth (decline)	$111,316	$708,024	$641,664	$482,918	$395,791
Total loans growth (decline)	1.26%	8.72%	8.58%	6.90%	5.99%

Assets	$13,286,460	$13,797,953	$13,352,333	$12,678,896	$12,250,633
Total assets growth (decline)	$(511,493)	$445,620	$673,437	$428,263	$460,250
Total assets growth (decline)	-3.71%	3.34%	5.31%	3.50%	3.90%

Deposits	$11,364,411	$10,577,512	$10,056,012	$9,588,230	$9,698,358
Total deposits growth (decline)	$786,899	$521,500	$467,782	$(110,128)	$(161,544)
Total deposits growth (decline)	7.44%	5.19%	4.88%	-1.14%	-1.64%

Equity	$1,591,453	$1,571,701	$1,520,208	$1,473,057	$1,419,940
Total equity growth (decline)	$19,752	$51,493	$47,151	$53,117	$64,987
Total equity growth (decline)	1.26%	3.39%	3.20%	3.74%	4.80%

Years Ended December 31,
Revenue **	$604,256	$592,213	$561,476	$564,914	$578,478
Total revenue growth (decline)	$12,043	$30,737	$(3,438)	$(13,564)	$16,132
Total revenue growth (decline)	2.03%	5.47%	-0.61%	-2.34%	2.87%

*	Includes loans held for investment and acquired loans.
**	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income.

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

•	Loans Held for Investment (LHFI) – Loans originally underwritten by Trustmark that do not constitute loans held for sale or acquired loans.
•

Loans Held for Sale (LHFS) – Mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Segment, other than mortgage loans that are retained in the LHFI portfolio based on banking relationships or certain investment strategies.

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

LHFI Secured by Construction, Land Development, and Other Land – Construction and land development loans include loans for both commercial and residential properties to builders/developers and to consumers.  This category also includes loans secured by vacant land, except land known to be used or usable for agricultural purposes, such as crop and livestock production.  Repayment is normally derived from the sale of the underlying property or from permanent financing, which refinances Trustmark’s initial loan.  Trustmark’s engagement in this type of lending is generally extended to those builders and developers exhibiting the highest credit quality with significant equity invested in the project and is primarily restricted to projects within Trustmark’s geographic markets.  The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral and availability of permanent financing.  Risk within this portfolio is mitigated through adherence to policies and lending limits, periodic target credit reviews of the different segments of this portfolio, inspection of projects throughout the life of the loan and routine monitoring of financial information and collateral values as they are updated.

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

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during 2018; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the possibility of further tightening of the monetary policy by the Board of Governors of the Federal Reserve System (FRB) and the potential market impact of efforts by the FRB to reduce the size of its balance sheet, the consequences of the decision of the United Kingdom to exit the European Union, the potential impact on the economy of the current presidential administration’s policies, United States trade relations and the recent shut-down of the United States Government.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the January 2019 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest to moderate pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted retail sales grew modestly, manufacturing activity expanded but at a slower rate, particularly in the auto and energy sectors, little change in both residential and commercial real estate activity, modest to moderate growth in the nonfinancial services sector, activity in the energy sector expanded at a slower pace with lower energy prices cited as contributing to a pullback in capital spending expectations and lending volumes increased modestly.  Reports by the twelve Federal Reserve Districts also noted employment increased modestly with moderate gains in wages and modest to moderate increases in prices citing rising materials and freight costs as well as higher tariffs as contributing factors.  Reports by the twelve Federal Reserve Districts also suggested that outlooks for the near-term remained positive although less optimistic among concerns regarding increased financial market volatility, rising short-term interest rates, falling energy prices and elevated trade and political uncertainty.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a moderate pace, labor markets remained tight and wages increased, non-labor input costs increased while the ability to pass these increases to customers varied, retail and auto sales improved, residential real estate activity slowed while commercial real estate activity remained stable, manufacturing activity decreased and banking conditions were stable.

The Federal Reserve’s Sixth District also reported that while expectations for steady economic growth remain for the near-term, levels of uncertainty for 2019 increased to include concerns over politics and trade.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved slightly, labor markets remained tight with moderate growth in wages, consumer spending improved modestly, slight improvements in both residential and commercial real estate activity and manufacturing activity and loan volumes increased although at a slower rate.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded at a modest pace, noting decelerated growth across the manufacturing, services, retail and energy sectors, a slight decline in loan volumes, new home sells declined modestly, employment expanded at a slightly slower pace and wage growth remained elevated. The Federal Reserve’s Eleventh District also reported that outlooks for the near-term were less optimistic among concerns regarding declining oil prices, political and trade uncertainty, higher interest rates and stock market volatility.

During December 2018, the FRB increased the target range for the federal funds rate for the fourth time in 2018 as anticipated.  The FRB also continues to reduce the size of its balance sheet.  It is not possible to predict the impact, if any, on market interest rates (or on markets generally) of efforts by the FRB to continue to reduce the size of its balance sheet.  Notwithstanding recent increases in the target rate for federal funds by the FRB, interest rates remain within a low range that, when combined with the extended period of historically low interest rates in recent years, continue to place pressure on net interest margins for Trustmark (as well as its competitors).  The FRB has indicated that further increases in rates in 2019 will depend on market conditions.  Further increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

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

At June 30, 2018, Trustmark’s deposit market share ranked within the top three positions in 57% of the 56 counties served and within the top five positions in 71% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2018.  The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.63%
Florida	0.13%
Mississippi	14.13%
Tennessee	0.39%
Texas	0.05%

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

Regulation of Trustmark

Trustmark is a registered bank holding company under the Bank Holding Company Act of 1956 (BHC Act).  Trustmark and its nonbank subsidiaries are therefore subject to the supervision, examination, enforcement and reporting requirements of the BHC Act, the Federal Deposit Insurance Act (FDI Act), the regulations of the FRB and certain of the requirements imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), as amended by the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA).

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

Under provisions of the BHC Act referred to as the “Volcker Rule,” limitations are placed on the ability of certain insured depository institutions, insured depository institution holding companies and their affiliates (“banking entities”), including Trustmark and TNB, to acquire or retain ownership interests in, or act as sponsor to, certain investment funds, including hedge funds and private equity funds.  The Volcker Rule also places restrictions on proprietary trading by a banking entity.  In June 2018, five federal financial agencies released a proposal that would simplify and tailor compliance requirements relating to the Volker Rule.  The proposal would replace compliance program requirements for a banking entity with trading assets and liabilities of less than $1 billion, including Trustmark and TNB, with a rebuttable presumption of the entity’s compliance with the Volker Rule, and would simplify compliance requirements associated with exempt market making, underwriting and risk-mitigating hedging activities for such an entity.  The proposal would also change the Volker Rule’s definition of “trading account” by replacing the definition’s prong addressing the “purpose” of a trade with a new prong that is based on the accounting treatment of a position.  Finally, the proposal considers the adoption of an exclusion for loan-related swaps from the proprietary trading restrictions of the Volker Rule.  Management is reviewing the potential impact of the proposal on Trustmark and TNB.

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

Under capital requirements applicable to Trustmark and TNB, Trustmark and TNB are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of 4.0%.   In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.  Certain capital requirements, such as the capital conservation buffer, became fully phased in on January 1, 2019.

For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank level, is classified in one of three tiers depending on the “quality” and loss-absorbing features of the capital instrument.  Common equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments.  Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus) and “TARP” preferred stock and other instruments issued under the Emergency Economic Stabilization Act of 2008.  Newly issued trust preferred securities and cumulative perpetual preferred stock may not be included in Tier 1 capital.  Smaller depository institution holding companies (those with assets less than $15 billion as of year-end 2009) and most mutual holding companies are allowed to continue to count as Tier 1 capital most outstanding trust preferred securities and other non-qualifying securities that were issued prior to May 19, 2010 (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments) rather than phasing such securities out of regulatory capital.  However, a depository institution holding company with less than $15 billion in assets that grows to $15 billion or more in assets as a result of an acquisition of another depository institution holding company generally is no longer allowed to count outstanding non-qualifying capital instruments toward its Tier 1 capital.  Trustmark currently has outstanding trust preferred securities that are permitted to continue to count as Tier 1 capital up to the regulatory limit.  Total capital is comprised of Tier 1 capital and Tier 2 capital, which includes certain subordinated debt with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for loan losses.  Newly issued trust preferred securities and cumulative perpetual preferred stock generally may be included in Tier 2 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of a bankruptcy, insolvency, or receivership of the issuer.

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

At December 31, 2018, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.77%, 12.33% and 13.07% of its total risk-weighted assets, respectively.  At December 31, 2018, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.14%, 12.14% and 12.89% of its total risk-weighted assets, respectively.  At December 31, 2018, the leverage ratios for Trustmark and TNB were 10.26% and 10.13%, respectively.  As of December 31, 2018, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.

In December 2018, the federal banking agencies issued a final rule to revise their regulatory capital rules to address the Current Expected Credit Losses (CECL) accounting standard, and provide an option to phase in the day-one regulatory capital effects of the adoption of the CECL accounting standard over three years.  Under the final rule, an institution that is required to adopt the CECL accounting standard beginning the first quarter of 2020, such as Trustmark, can make a one-time election to phase in the effects of the accounting standard on its regulatory capital calculations, such that the effects of adopting the CECL accounting standard on regulatory capital are fully phased in as of the first quarter of 2023.  For additional information regarding Trustmark’s implementation of the CECL accounting standard, see the section captioned “Pending Accounting Pronouncements – ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” included in Note 1 – Significant Accounting Policies – Accounting Policies Recently Adopted and Pending Accounting Pronouncements in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

Anti-Money Laundering Initiatives and Sanctions Compliance

Trustmark and TNB are subject to extensive regulations aimed at combatting money laundering and terrorist financing.  The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  United States Department of the Treasury regulations implementing the USA Patriot Act impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.

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

CFPB

The Dodd-Frank Act established the CFPB within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  The CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions and their affiliates.  An insured depository institution is deemed “very large” if it reports assets of more than $10 billion in its quarterly Call Report for four consecutive quarters.  The CFPB has near exclusive supervision authority, including examination authority, over these “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.   The CFPB has broad authority to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive.  The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as TNB.  TNB’s total assets exceeded $10 billion at December 31, 2018 and 2017, and therefore, TNB is subject to CFPB supervision.

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

Issuers that, together with their affiliates, have assets of less than $10.0 billion on the annual measurement date (December 31) are exempt from the debit card interchange fee standards.  Since the December 31, 2013 annual measurement date, Trustmark has had assets greater than $10.0 billion; and, therefore, is required to comply with the debit card interchange fee standards.

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

In the third quarter of 2018, the DIF reserve ratio reached the statutorily required minimum level of 1.35 percent, which ended surcharges on institutions with $10.0 billion or more in assets, such as Trustmark, that had been in effect.

TNB’s FDIC assessment expenses declined during 2018 as the lower regular assessment rates and the allowable adjustments more than offset the surcharge of 4.5 cents per $100 of assessment base that had been in effect.  In 2018, TNB’s expenses related to deposit insurance premiums totaled $9.0 million.

TNB also paid approximately $479 thousand in Financing Corporation (FICO) assessments related to outstanding FICO bonds for which the FDIC serves as collection agent.  The bonds issued by FICO are due to mature in 2019.  For the quarter ended December 31, 2018, the FICO assessment rate was equal to 0.14 basis points.

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

In April 2018, the SEC proposed a rule relating to the standards of conduct for financial professionals.  The SEC’s proposed rule would require broker-dealers to act in the best interest of their retail customers when recommending securities and to provide additional disclosure about the scope and terms of the relationship.  The proposed rule would clarify the fiduciary duty that an investment advisor owes to its clients and would specify that investment advisors have an affirmative duty of utmost good faith and full and fair disclosure of all material facts to their investors.  It is not clear when or if a final rule or guidance will be adopted and how the comments received might alter the proposed provisions.  Management is engaged in a review of the potential impact the SEC’s proposed rule may have on the results of operations or financial condition of Trustmark or TNB.

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

Employees

At December 31, 2018, Trustmark employed 2,856 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Executive Officers of the Registrant

The executive officers of Trustmark (the Registrant) and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 64

Trustmark Corporation

President and Chief Executive Officer since January 2011

Trustmark National Bank

President and Chief Executive Officer since January 2011

Louis E. Greer, 64

Trustmark Corporation

Treasurer and Principal Financial Officer since January 2007

Trustmark National Bank

Executive Vice President and Chief Financial Officer since February 2007

Granville Tate, Jr., 62

Trustmark Corporation

Secretary since December 2015

Trustmark National Bank

Executive Vice President, Secretary, General Counsel and Chief Risk Officer since June 2016

Executive Vice President, Secretary and General Counsel from December 2015 to June 2016

Brunini, Grantham, Grower & Hewes, PLLC

Partner from January 1990 to December 2015

Board of Directors from January 2010 to November 2015

Chairman of the Board of Directors from January 2010 to May 2015

Monica A. Day, 58

Trustmark National Bank

Executive Vice President and Real Estate Banking Manager since May 2017

Senior Vice President and Corporate Commercial Real Estate Manager from October 2008 to May 2017

Duane A. Dewey, 60

Trustmark National Bank

Chief Operating Officer since January 2019

President – Corporate Banking from September 2011 to December 2018

Robert Barry Harvey, 59

Trustmark National Bank

Executive Vice President and Chief Credit Officer since March 2010

David Kennedy, 43

Trustmark National Bank

Executive Vice President and Chief Information Officer since December 2018

Chief Information Security Consultant from May 2018 to December 2018

Stone Energy Corporation

Chief Technology Officer from July 2013 to May 2018

Director of Information Technology from July 2002 to July 2013

Technology Management Consultant from July 2012 to November 2017

James M. Outlaw, Jr., 66

Trustmark National Bank

Executive Vice President and Chief Administrative Officer since August 2014

President and Chief Operating Officer – Texas from August 2006 to August 2014

Thomas C. Owens, 54

Trustmark National Bank

Executive Vice President and Bank Treasurer since September 2013

W. Arthur Stevens, 54

Trustmark National Bank

President – Retail Banking since September 2011

Breck W. Tyler, 60

Trustmark National Bank

President – Mortgage Services since March 2012

C. Scott Woods, 62

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings.  Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  During December 2018, the FRB increased the target range for the federal funds rate for the fourth time in 2018 as anticipated.  The FRB also continues to reduce the size of its balance sheet.  It is not possible to predict the impact, if any, on market interest rates (or on markets generally) of efforts by the FRB to continue to reduce the size of its balance sheet.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2018, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may decrease 0.9%, while a hypothetical 100 basis point increase in interest rates, may decrease net interest income 0.5%.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2018, it is estimated net interest income may decrease by 1.2%.

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

The economy continued to show moderate signs of improvement in 2018; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the possibility of further tightening of the monetary policy by the FRB and the potential market impact of efforts by the FRB to reduce the size of its balance sheet, the consequences of the decision of the United Kingdom to exit the European Union, the potential impact on the economy of the current presidential administration’s policies, United States trade relations and the recent shut-down of the United States Government.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations. While domestic demand for loans has improved, particularly for commercial loans, further meaningful gains will depend on sustained economic growth.  Strategic risk, including threats to business models from rising rates and modest economic growth, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

Notwithstanding recent increases in the target rate for federal funds by the FRB, interest rates remain within a low range that, when combined with the extended period of historically low interest rates in recent years, continue to place pressure on net interest margins for Trustmark (as well as its competitors).  The FRB has indicated that further increases in rates in 2019 will depend on market conditions.  Further increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

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

•

The price per barrel of crude oil remained volatile during 2018.  As of December 31, 2018, energy-related LHFI represented approximately 2.0% of Trustmark’s total LHFI portfolio, and consisted principally of loans within the oilfield services and midstream segments.  Additionally, as of December 31, 2018, approximately 7.0% of Trustmark’s energy-related LHFI, or 0.1% of Trustmark’s total LHFI portfolio, were classified as nonperforming or nonaccrual.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Nonetheless, if oil prices fall below current levels for an extended period of time, Trustmark could experience weakening or increased losses within its energy-related LHFI portfolio.

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

There are inherent risks associated with Trustmark’s lending activities.  While the housing and real estate markets have shown continued improvement, they remain at depressed levels in certain regions.  If trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if the United States economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect, or be required, to make further increases in its provision for loan losses in the future, particularly if economic conditions deteriorate.

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

Under the regulatory capital rules of the FRB, OCC, and FDIC that implement a set of capital requirements issued by the Basel Committee on Banking Supervision known as Basel III, Trustmark and TNB are required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%) and a leverage ratio of Tier 1 capital to total consolidated assets of 4.0%.  In addition, for TNB to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.  Certain capital requirements, such as the capital conservation buffer, became fully phased in on January 1, 2019.

The capital rules also include stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital.  For instance, the rules effectively disallow newly-issued trust preferred securities to be a component of a holding company’s Tier 1 capital.  Trustmark will continue to count $60.0 million in outstanding trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by a grandfather provision in the capital rules, but this grandfather provision may cease to apply if Trustmark grows to $15 billion or more in total assets as a result of an acquisition of a depository institution holding company.

Additionally, the Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which implements CECL as a new impairment model based on expected credit losses, will require Trustmark to recognize all expected credit losses over the life of a loan based on historical experience, current conditions and reasonable and supportable forecasts.  CECL generally is expected to result in earlier recognition of credit losses, which would increase reserves and decrease capital.  Trustmark cannot predict the impact of CECL on its reserves and capital; however, the impact could be material.

The regulatory capital rules applicable to Trustmark and TNB may continue to evolve as a result of new requirements established by the Basel Committee on Banking Supervision or legislative, regulatory or accounting changes in the United States.  Management cannot predict the effect that any changes to current capital requirements would have on Trustmark and TNB.

There may be risks resulting from the extensive use of models in Trustmark’s business.

Trustmark relies on quantitative models to measure risks and to estimate certain financial values.  Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, calculating regulatory capital levels and estimating the fair value of financial instruments and balance sheet items.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If models for determining interest rate risk and asset-liability management are inadequate, Trustmark may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If models for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs.  If models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Trustmark could realize upon sale or settlement of such financial instruments.  Any such failure in the analytical or forecasting models could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

When Trustmark consummates an acquisition, a portion of the purchase price is generally allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2018, goodwill and other identifiable intangible assets were $390.7 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2018 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2018, Trustmark held $34.7 million of other real estate, compared to $43.2 million at December 31, 2017.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators.  As of December 31, 2018, gross unrealized losses on temporarily impaired securities totaled $64.4 million.  Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary.  If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

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

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  The most recent economic recession resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards may result in changes to GAAP.  Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition or results of operations.  For example, in June 2016, the FASB issued ASU 2016-13, which replaces the current incurred loss impairment methodology with a methodology that reflects all current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  Trustmark intends to adopt ASU 2016-13 during the first quarter of 2020, and adoption of this ASU could materially affect its allowance for loan losses methodology, financial condition, capital levels and results of operations, including expenses Trustmark may incur in implementing this ASU.  For additional details regarding recently adopted and pending accounting pronouncements, see Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

Trustmark’s principal offices are housed in its complex located in downtown Jackson, Mississippi and owned by TNB.  Approximately 239,000 square feet, or 91%, of the available space in the main office building is allocated to bank use with the remainder occupied or available for occupancy by tenants on a lease basis.  As of December 31, 2018, Trustmark, through TNB, also operated 181 full-service branches, 14 limited-service branches and an ATM network, which included 178 ATMs and four interactive teller machines (ITMs) at on-premise locations and 61 ATMs and three ITMs located at off-premise locations.  In addition, Trustmark’s Mortgage Banking Group utilized four off-site locations, the Wealth Management Segment utilized one off-site location and the Insurance Segment utilized five off-site locations.  Trustmark leases 71 of its 269 locations with the remainder being owned.  Trustmark believes its properties are suitable and adequate to operate its financial services business.

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

Trustmark paid quarterly cash dividends to shareholders of $0.23 per share, or $0.92 per share annually, in 2018.  As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so.  All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2019, there were approximately 3,500 registered shareholders of record and approximately 22,500 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 2.0 million shares of its common stock valued at approximately $62.4 million during the year ended December 31, 2018.  Trustmark repurchased none of its common stock during the year ended December 31, 2017.

Trustmark repurchased approximately 735 thousand shares of its common stock valued at approximately $22.1 million during the month ended January 31, 2019.  As of January 31, 2019, Trustmark had approximately $14.7 million of stock repurchase authority remaining under the stock repurchase program.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the Morningstar Banks – Regional – US index.  The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2013, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2013	2014	2015	2016	2017	2018
Trustmark	100.00	95.03	92.73	148.48	136.57	125.34
Morningstar Banks - Regional - US	100.00	107.70	111.61	150.53	163.46	137.08
NASDAQ Composite-Total Return	100.00	114.75	122.74	133.62	173.22	168.30

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2018 ($ in thousands, except per share data).  The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2018	2017	2016	2015	2014
Consolidated Statements of Income
Total interest income	$485,612	$449,795	$412,080	$412,225	$426,882
Total interest expense	66,192	42,245	24,547	20,460	21,546
Net interest income	419,420	407,550	387,533	391,765	405,336
Provision for loan losses, LHFI	17,993	15,094	10,957	8,375	1,211
Provision for loan losses, acquired loans	(1,005)	(7,395)	3,757	3,425	6,171
Noninterest income	184,836	184,663	173,943	173,149	173,142
Noninterest expense	415,415	430,169	407,298	401,662	409,005
Income before income taxes	171,853	154,345	139,464	151,452	162,091
Income taxes	22,269	48,715	31,053	35,414	38,529
Net Income	$149,584	$105,630	$108,411	$116,038	$123,562

Revenue (1)
Total revenue	$604,256	$592,213	$561,476	$564,914	$578,478

Per Share Data
Basic earnings per share	$2.22	$1.56	$1.60	$1.72	$1.83
Diluted earnings per share	2.21	1.56	1.60	1.71	1.83
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average equity	9.43%	6.77%	7.14%	7.94%	8.83%
Return on average tangible equity	12.86%	9.39%	9.99%	11.36%	12.97%
Return on average assets	1.11%	0.77%	0.84%	0.95%	1.03%
Average equity/average assets	11.78%	11.38%	11.73%	11.90%	11.63%
Net interest margin (fully taxable equivalent)	3.54%	3.48%	3.53%	3.78%	4.03%
Dividend payout ratio	41.44%	58.97%	57.50%	53.49%	50.27%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.19%	0.11%	0.10%	0.15%	-0.03%
Provision for loan losses/average loans	0.20%	0.18%	0.14%	0.12%	0.02%
Nonperforming loans/total loans (incl LHFS)	0.69%	0.77%	0.61%	0.76%	1.21%
Nonperforming assets/total loans (incl LHFS) plus other real estate	1.07%	1.26%	1.38%	1.81%	2.57%
Allowance for loan losses/total loans (excl LHFS)	0.90%	0.90%	0.91%	0.95%	1.08%

(1)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income.
(2)	Excludes Acquired Loans and Covered Other Real Estate.

December 31,	2018	2017	2016	2015	2014
Consolidated Balance Sheets
Total assets	$13,286,460	$13,797,953	$13,352,333	$12,678,896	$12,250,633
Securities	2,721,456	3,295,121	3,515,325	3,533,240	3,545,252
Total loans (incl LHFS and acquired loans)	9,096,599	9,011,996	8,299,387	7,641,985	7,131,074
Deposits	11,364,411	10,577,512	10,056,012	9,588,230	9,698,358
Total shareholders' equity	1,591,453	1,571,701	1,520,208	1,473,057	1,419,940

Stock Performance
Market value - close	$28.43	$31.86	$35.65	$23.04	$24.54
Book value	24.17	23.20	22.48	21.80	21.04
Tangible book value	18.24	17.35	16.76	15.98	15.13

Capital Ratios
Total equity/total assets	11.98%	11.39%	11.39%	11.62%	11.59%
Tangible equity/tangible assets	9.31%	8.77%	8.74%	8.79%	8.62%
Tangible equity/risk-weighted assets	11.11%	11.13%	11.39%	11.68%	12.17%
Tier 1 leverage ratio	10.26%	9.67%	9.90%	10.03%	9.63%
Tier 1 common risk-based capital ratio - BASEL I	—	—	—	—	12.75%
Common equity tier 1 risk-based capital ratio - BASEL III	11.77%	11.77%	12.16%	12.57%	—
Tier 1 risk-based capital ratio	12.33%	12.33%	12.76%	13.21%	13.47%
Total risk-based capital ratio	13.07%	13.10%	13.59%	14.07%	14.56%

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2018 and 2017 ($ in thousands, except per share data):

2018	1Q	2Q	3Q	4Q
Interest income	$115,640	$120,266	$124,770	$124,936
Interest expense	13,547	15,102	17,787	19,756
Net interest income	102,093	105,164	106,983	105,180
Provision for loan losses, LHFI	3,961	3,167	8,673	2,192
Provision for loan losses, acquired loans	150	(441)	(467)	(247)
Noninterest income	46,793	47,391	47,093	43,559
Noninterest expense	102,465	103,800	105,223	103,927
Income before income taxes	42,310	46,029	40,647	42,867
Income taxes	5,480	6,216	4,394	6,179
Net income	$36,830	$39,813	$36,253	$36,688
Earnings per share
Basic	$0.54	$0.59	$0.54	$0.55
Diluted	0.54	0.59	0.54	0.55

2017	1Q	2Q	3Q	4Q
Interest income	$104,906	$111,776	$116,114	$116,999
Interest expense	7,316	9,772	12,202	12,955
Net interest income	97,590	102,004	103,912	104,044
Provision for loan losses, LHFI	2,762	2,921	3,672	5,739
Provision for loan losses, acquired loans	(1,605)	(2,564)	(1,653)	(1,573)
Noninterest income	46,033	50,190	44,480	43,960
Noninterest expense	102,057	122,075	103,086	102,951
Income before income taxes	40,409	29,762	43,287	40,887
Income taxes	9,161	5,727	8,708	25,119
Net income	$31,248	$24,035	$34,579	$15,768
Earnings per share
Basic	$0.46	$0.35	$0.51	$0.23
Diluted	0.46	0.35	0.51	0.23

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Executive Overview

During 2018, Trustmark focused on its strategic initiatives of profitably growing each of its financial services businesses, optimizing its balance sheet, deploying capital through stock repurchases and maintaining disciplined expense management.  Trustmark continued to achieve solid financial results with total revenue of $148.7 million and $604.3 million for the three months and year ended December 31, 2018, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $265.9 million, or 3.1%, and growth in deposits of $786.9 million, or 7.4%, during the year ended December 31, 2018.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable March 15, 2019, to shareholders of record on March 1, 2019.

Financial Highlights

Trustmark reported net income of $36.7 million, or basic and diluted earnings per share (EPS) of $0.55, for the fourth quarter of 2018, compared to $15.8 million, or basic and diluted EPS of $0.23, in the fourth quarter of 2017.  The increase in net income when the fourth quarter of 2018 is compared to the same time period in 2017 was principally due to an one-time charge to income taxes resulting from the re-measurement of Trustmark’s net deferred tax assets due to the enactment of the Tax Cuts and Jobs Act of 2017 (Tax Reform Act) and the elimination of a deferred tax valuation allowance related to a prior merger, which collectively reduced net income in the fourth quarter of 2017 by $17.0 million, or $0.25 per diluted share.  Excluding these non-routine transactions, net income for the fourth quarter of 2017 totaled $32.7 million, or diluted EPS of $0.48.  The increase in net income, excluding the non-routine transactions, when the fourth quarter of 2018 is compared to the same time period in 2017 was principally due to a decrease in the total provision for loan losses, net of $2.2 million, or 53.3%.  Trustmark’s reported performance during the quarter ended December 31, 2018, produced a return on average tangible equity of 12.41%, a return on average assets of 1.09%, an average equity to average assets ratio of 11.95% and a dividend payout ratio of 41.82%, compared to a return on average tangible equity of 5.60%, a return on average assets of 0.45%, an average equity to average assets ratio of 11.40% and a dividend payout ratio of 100.00% during the quarter ended December 31, 2017.  For a reconciliation between the reported net income and the net income adjusted for significant non-routine transactions as well as select financial ratios, please see the section captioned “Significant Non-routine Transactions.”

Revenue, which is defined as net interest income plus noninterest income, totaled $148.7 million for the quarter ended December 31, 2018 compared to $148.0 million for the quarter ended December 31, 2017, an increase of $735 thousand, or 0.5%.  The increase in total revenue for the fourth quarter of 2018 was principally the result of an increase in interest and fees on LHFS and LHFI and a decrease in other interest expense, partially offset by an increase in interest expense on deposits and declines in interest and fees on acquired loans and interest on total securities.

Interest and fees on LHFS and LHFI increased $13.5 million, or 14.8%, when the fourth quarter of 2018 is compared to the same time period in 2017, primarily due to an increase in the LHFI portfolio and higher interest rates.  LHFI totaled $8.836 billion at December 31, 2018 compared to $8.570 billion at December 31, 2017, an increase of $265.9 million, or 3.1%, primarily due to net growth in LHFI secured by real estate in Trustmark’s Alabama, Mississippi and Florida market regions.  Other interest expense for the fourth quarter of 2018 decreased $3.7 million, or 80.4%, when compared to the same time period in 2017, principally due to a decrease in interest expense on short-term FHLB advances as a result of a $900.0 million decline in outstanding short-term FHLB advances with the FHLB of Dallas.  Interest expense on deposits for the three months ended December 31, 2018 increased $10.1 million when compared to the same time period in 2017, principally due to rising interest rates in general, accompanied by increases in average balances of all categories of interest-bearing accounts.  Interest and fees on acquired loans decreased $3.2 million, or 50.3%, when the fourth quarter of 2018 is compared to the same time period in 2017, principally due to declines in accretion income, primarily related to the loans acquired in the BancTrust merger, as well as decreases in deferred fee amortization and other interest and fees related to loans acquired in the Reliance merger, partially offset by an increase in loan recovery from settlement of debt related to loans acquired in the BancTrust merger.  Total interest on securities declined $3.0 million, or 15.9%, when the fourth quarter of 2018 is compared to the same time period in 2017, principally due to the run-off of maturing investment securities.

Trustmark’s provision for loan losses, LHFI for the three months ended December 31, 2018 totaled $2.2 million, a decrease of $3.5 million, or 61.8%, when compared to a provision for loan losses, LHFI of $5.7 million for the three months ended December 31, 2017.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended December 31, 2018 totaled a negative $247 thousand, a decrease of $1.3 million, or 84.3%, when compared to a negative provision of $1.6 million for the three months ended December 31, 2017, principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $1.9 million for the fourth quarter of 2018, a decrease of $2.2 million, or 53.3%, when compared to the same time period in 2017.

For the year ended December 31, 2018, Trustmark reported net income of $149.6 million, or basic and diluted EPS of $2.22 and $2.21, respectively, compared to $105.6 million, or basic and diluted EPS of $1.56, for the year ended December 31, 2017 and $108.4 million, or basic and diluted EPS of $1.60 for the year ended December 31, 2016.  The increase in net income when 2018 is compared to 2017 was principally due to the decrease in noninterest expense, primarily due to non-routine expenses related to the defined benefit pension plan termination and the Reliance merger incurred during the second quarter of 2017, and a decrease in income taxes.  During the fourth quarter of 2017, Trustmark incurred non-routine income tax expenses of $17.0 million related to the re-measurement of Trustmark’s net deferred tax assets due to the enactment of the Tax Reform Act and the elimination of a deferred tax valuation allowance related to a prior merger.  During the second quarter of 2017, Trustmark received $4.9 million in non-routine, nontaxable proceeds related to life insurance acquired in a previous acquisition.  Additionally, Trustmark incurred non-routine transaction expenses of $17.6 million related to the termination of the defined benefit pension plan and $3.2 million related to the completion of the Reliance merger during the second quarter of 2017.  Excluding these non-routine transactions, net income for 2017 totaled $130.6 million, or diluted EPS of $1.92.  Trustmark’s reported performance for the year ended December 31, 2018, produced a return on average tangible equity of 12.86%, a return on average assets of 1.11% and a dividend payout ratio of 41.44%, compared to a return on average tangible equity of 9.39%, a return on average assets of 0.77% and a dividend payout ratio of 58.97% for the year ended December 31, 2017 and a return on average tangible equity of 9.99%, a return on average assets of 0.84% and a dividend payout ratio of 57.50% for the year ended December 31, 2016.  Trustmark’s average equity to average assets ratio was 11.78%, 11.38% and 11.73% for the years ended December 31, 2018, 2017 and 2016, respectively.  For a reconciliation between the reported net income and the net income adjusted for significant non-routine transactions as well as select financial ratios, please see the section captioned “Significant Non-routine Transactions.”

Revenue totaled $604.3 million for the year ended December 31, 2018, compared to $592.2 million and $561.5 million for the years ended December 31, 2017 and 2016, respectively.  The increase in total revenue for 2018 compared to 2017 was principally the result of increases in interest and fees on LHFS and LHFI and other interest income partially offset by an increase in total interest expense and decreases in interest on total securities and interest and fees on acquired loans.

Interest and fees on LHFS and LHFI for 2018 increased $51.3 million, or 14.9%, compared to 2017, primarily due to the year-over-year increase in the LHFI portfolio and higher interest rates.  Other interest income for 2018 increased $2.7 million when compared to 2017 primarily due to an increase in interest on interest-bearing deposits due from depository institutions.  Total interest expense for 2018 increased $23.9 million, or 56.7%, when compared to 2017 primarily due to an increase in interest on deposits partially offset by a decline in other interest expense.  Interest expense on deposits for 2018 increased $31.2 million when compared to 2017, principally due to rising rates in general, accompanied by increases in average balances of all categories of interest-bearing deposits.  Other interest expense decreased $7.9 million, or 51.4%, when the year ended December 31, 2018 is compared to the year ended December 31, 2017, principally due to a decrease in interest expense on short-term FHLB advances as a result of a $900.0 million decline in outstanding short-term FHLB advances with the FHLB of Dallas.  Interest on total securities for 2018 declined $10.9 million, or 13.7%, compared to 2017, principally due to the run-off of maturing investment securities.  Interest and fees on acquired loans for 2018 decreased $7.4 million, or 30.1%, compared to 2017, primarily due to declines in accretion income, principally related to the loans acquired in the BancTrust merger, as well as decreases in loan recovery from settlement of debt, deferred fee amortization and other interest and fees related to loans acquired in the Reliance merger, partially offset by an increase in loan recovery from settlement of debt related to loans acquired in the BancTrust merger.

Trustmark’s provision for loan losses, LHFI, for 2018 totaled $18.0 million, an increase of $2.9 million, or 19.2%, when compared to a provision for loan losses, LHFI of $15.1 million for 2017.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for 2018 totaled a negative $1.0 million, a decrease of $6.4 million, or 86.4%, when compared to a negative provision of $7.4 million for 2017 principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.  Please see the section captioned “Provision for Loan Losses, Acquired Loans,” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $17.0 million for 2018, an increase of $9.3 million when compared to 2017.

At December 31, 2018, nonperforming assets, excluding acquired loans, totaled $96.3 million, a decrease of $14.5 million, or 13.1%, compared to December 31, 2017 due to declines in other real estate as well as nonaccrual LHFI.  Other real estate declined $8.6 million, or 19.8%, during 2018 primarily due to properties sold in Trustmark’s Florida, Alabama, Mississippi and Tennessee market regions partially offset by new properties foreclosed in those same market regions.  Total nonaccrual LHFI were $61.6 million at December 31, 2018, representing a decrease of $6.0 million, or 8.8%, relative to December 31, 2017 principally due to resolution of three large problem credits in the Mississippi and Texas market regions partially offset by three credits moving to nonaccrual status in the Mississippi and Tennessee market regions during 2018.  The percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI increased in 2018 to 1.56% compared to 1.53% in 2017 and 1.33% in 2016.

Both classified and criticized LHFI balances remain at low levels and continue to reflect strong credit quality.  As of December 31, 2018, classified LHFI balances decreased $66.1 million, or 31.1%, while criticized LHFI balances decreased $70.4 million, or 27.7%, when compared to balances at December 31, 2017.  All of the credits have been appropriately reserved.

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations.  In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream federal funds lines, FHLB advances and, on a limited basis, brokered deposits.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Total deposits were $11.364 billion at December 31, 2018, an increase of $786.9 million, or 7.4% compared to December 31, 2017, primarily due to growth in interest-bearing deposits.  During 2018, noninterest-bearing deposits decreased $40.5 million, or 1.4%, primarily due to a decline in commercial demand deposit accounts partially offset by growth in public demand deposit accounts, while interest-bearing deposits increased $827.4 million, or 10.9%, principally due to growth in commercial and public interest checking accounts, consumer and commercial money market deposit accounts and consumer and public certificates of deposits, reflecting increases in interest rates in general.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Short-term borrowings totaled $129.5 million at December 31, 2018, a decrease of $1.311 billion, or 91.0%, when compared to December 31, 2017, primarily due to a $900.0 million decline in short-term FHLB advances with the FHLB of Dallas and a $330.0 million decline in upstream federal funds purchased, as a result of the growth in deposits out-pacing the growth in LHFI and the run-off of maturing investment securities.

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

At December 31, 2018, the MSR fair value was approximately $95.6 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2018, would be a decline in fair value of approximately $3.3 million and $3.7 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2018 totaled $334.6 million for the General Banking Segment and $45.0 million for the Insurance Segment, a consolidated total of $379.6 million.  Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $11.1 million at December 31, 2018, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance Segments as of October 1, 2018, 2017, and 2016, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking Segment utilized valuations based on comparable deal values for financial institutions while the test for the Insurance Segment utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that the fair value of the reporting units exceeded the carrying value for both the General Banking Segment and the Insurance Segment; therefore, no impairment charge was required.  Significant changes in future profitability and value of its reporting units could affect Trustmark’s impairment evaluation.

The carrying amount of Trustmark’s identifiable intangible assets subject to amortization is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition.  That assessment is based on the carrying amount of the intangible assets subject to amortization at the date it is tested for recoverability.  Intangible assets subject to amortization shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Fair values may be determined using market prices, comparison to similar assets, market multiples and other determinants.  Factors that may significantly affect the estimates include, among others, competitive forces, customer behavior and attrition, changes in revenue growth trends and specific industry or market sector conditions.  Other key judgments in accounting for intangibles include determining the useful life of the particular asset and classifying assets as either goodwill (which does not require amortization) or identifiable intangible assets (which does require amortization).

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

Defined Benefit Plans

Trustmark’s plan assets, projected benefit liabilities and net periodic benefit cost are determined utilizing actuarially-determined present value calculations.  The valuation of the projected benefit obligation and net periodic benefit cost for the Trustmark Corporation Pension Plan for certain Employees of Acquired Financial Institutions (the Continuing Plan) and Trustmark’s nonqualified supplemental retirement plans requires Management to make estimates regarding the amount and timing of expected cash outflows.  Several variables affect these calculations, including (i) size and characteristics of the participant population, (ii) discount rate, (iii) expected long-term rate of return on plan assets and (iv) recognition of actual returns on plan assets.  Below is a brief description of the variables that introduce material uncertainty into Management’s estimates and the effect they have on estimated benefit cost.

•

Population and Characteristics of Participants.  Benefit cost is directly related to the number of participants covered by the plan and characteristics such as salary, age, years of service and benefit terms.  At December 31, 2018, the census for Trustmark’s plans totaled 122 participants.

•

Discount Rate.  The discount rate utilized in determining the present value of the future benefit obligation was 3.97% at December 31, 2018 (as compared to 3.32% at December 31, 2017).  The discount rate is determined by matching the expected cash flows of the plan to a yield curve based on long term, high quality fixed income debt instruments available as of the measurement date (December 31, 2018).  The discount rate is reset annually on the measurement date to reflect current economic conditions.  If Trustmark assumes a 1.00% increase or decrease in the discount rate for Trustmark’s plans and kept all other assumptions constant, the benefit cost associated with the Trustmark’s plans would decrease or increase by approximately $368 thousand and $407 thousand, respectively.

•

Expected Long-Term Rate of Return on Plan Assets.  Based on historical experience and market projection of the target asset allocation set forth in the investment policy for the Continuing Plan, the pre-tax expected rate of return on the plan assets used in both 2018 and 2017 was 5.00%.  This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets.  Annual differences, if any, between expected and actual return are included in the unrecognized net actuarial gain or loss amount.  Trustmark generally amortizes any cumulative unrecognized net actuarial gain or loss in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets.  If Trustmark assumes a 1.00% increase or decrease in the expected long-term rate of return for the Continuing Plan, holding all other actuarial assumptions constant, the pension cost would decrease or increase by approximately $46 thousand.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2018	2017	2016
AVERAGE BALANCES
Total shareholders' equity		$1,586,877	$1,560,884	$1,517,955
Less: Goodwill		(379,627)	(375,947)	(366,156)
Identifiable intangible assets		(13,751)	(18,885)	(24,132)
Total average tangible equity		$1,193,499	$1,166,052	$1,127,667
PERIOD END BALANCES
Total shareholders' equity		$1,591,453	$1,571,701	$1,520,208
Less: Goodwill		(379,627)	(379,627)	(366,156)
Identifiable intangible assets		(11,112)	(16,360)	(20,680)
Total tangible equity	(a)	$1,200,714	$1,175,714	$1,133,372

TANGIBLE ASSETS
Total assets		$13,286,460	$13,797,953	$13,352,333
Less: Goodwill		(379,627)	(379,627)	(366,156)
Identifiable intangible assets		(11,112)	(16,360)	(20,680)
Total tangible assets	(b)	$12,895,721	$13,401,966	$12,965,497
Risk-weighted assets	(c)	$10,803,313	$10,566,818	$9,952,123

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$149,584	$105,630	$108,411
Plus: Intangible amortization net of tax		3,938	3,810	4,240
Net income adjusted for intangible amortization		$153,522	$109,440	$112,651
Period end common shares outstanding	(d)	65,834,395	67,746,094	67,628,618
TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.86%	9.39%	9.99%
Tangible equity/tangible assets	(a)/(b)	9.31%	8.77%	8.74%
Tangible equity/risk-weighted assets	(a)/(c)	11.11%	11.13%	11.39%
Tangible book value	(a)/(d)*1,000	$18.24	$17.35	$16.76
COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,591,453	$1,571,701	$1,520,208
AOCI-related adjustments (2)		55,679	48,248	45,798
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(365,779)	(366,461)	(347,442)
Other adjustments and deductions for CET1 (3)		(9,815)	(10,248)	(8,637)
CET1 capital	(e)	1,271,538	1,243,240	1,209,927
Additional tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Less: Additional tier 1 capital deductions		—	(2)	(267)
Additional tier 1 capital		60,000	59,998	59,733
Tier 1 capital		$1,331,538	$1,303,238	$1,269,660
Common equity tier 1 risk-based capital ratio	(e)/(c)	11.77%	11.77%	12.16%

(1)	Calculated using net income adjusted for intangible amortization divided by total average tangible equity.
(2)

The December 31, 2017 amount contains a reclassification adjustment of $8.5 million from AOCI to retained earnings as allowed by regulatory agencies in an interagency statement released on January 18, 2018 to address disproportionate tax effects in AOCI resulting from the enactment of the Tax Reform Act and the application of FASB ASC Topic 740, “Income Taxes.”

(3)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2018		2017		2016
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$149,584	$2.211	$105,630	$1.556	$108,411	$1.599

Significant non-routine transactions:
Re-measurement of net deferred taxes	—	—	25,619	0.377	—	—
Elimination of deferred tax valuation allowance	—	—	(8,650)	(0.127)	—	—
Defined benefit plan termination, net of tax	—	—	10,895	0.160	—	—
Reliance merger transaction expenses, net of tax	—	—	1,999	0.029	—	—
Non-taxable gain on acquired life insurance proceeds	—	—	(4,894)	(0.072)	—	—
Early retirement program expense, net of tax	—	—	—	—	6,049	0.089
Pension expense due to de-risking strategy in Plan assets portfolio, net of tax	—	—	—	—	820	0.012
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$149,584	$2.211	$130,599	$1.923	$115,280	$1.700

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	9.43%	n/a	6.77%	8.37%	7.14%	7.59%
Return on average tangible equity	12.86%	n/a	9.39%	11.53%	9.99%	10.60%
Return on average assets	1.11%	n/a	0.77%	0.95%	0.84%	0.89%

Re-measurement of Net Deferred Taxes

During the fourth quarter of 2017, Trustmark re-measured its net deferred tax assets subsequent to the enactment of the Tax Reform Act which resulted in the reduction of the corporate federal income tax rate.  In accordance with FASB ASC Topic 740, Trustmark recorded a one-time increase in deferred income tax expense of $25.6 million for the year ended December 31, 2017.

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

Pension Expense Due to De-risking Strategy in Plan Assets Portfolio

On July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan effective December 31, 2016.  As a result of Trustmark’s de-risking investment strategy for the Plan as of June 30, 2016, the expected rate of return on plan assets during the second half of 2016 decreased from 6.0% to 2.5%, which resulted in increased periodic benefit costs for the Plan.  Included in other expense for the year ended December 31, 2016, were non-routine pension expenses related to the de-risking investment strategy for the plan assets totaling $1.3 million, before tax.

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

Net interest income-FTE for 2018 increased $4.9 million, or 1.1%, when compared with 2017.  The net interest margin increased 6 basis points to 3.54% for 2018 when compared to 2017.  The increase in the net interest margin was principally due to growth in the yield on the LHFI and LHFS portfolios, run-off of maturing investment securities and a favorable funding mix, partially offset by higher costs of interest-bearing deposits and a decrease in the fully tax equivalent adjustment as a result of the lower corporate tax rate due to the enactment of the Tax Reform Act.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for 2018 was 3.46%, an increase of 10 basis point when compared to 2017, due to the factors discussed above.

Average interest-earning assets for 2018 totaled $12.194 billion compared to $12.274 billion for 2017 a decrease of $79.6 million, or 0.6%.  The decline in average earning assets during 2018 was primarily due to decreases in average total securities of $474.8 million, or 13.6%, and average acquired loans of $105.1 million, or 36.9%, partially offset by increases in average loans (LHFS and LHFI) of $384.8 million, or 4.6%, and average other earning assets of $117.0 million.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $265.9 million, or 3.1%, increase in the LHFI portfolio when balances at December 31, 2018 are compared to balances at December 31, 2017.  This increase primarily represented net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi and Florida market regions.  The increase in average other earning assets during 2018 was primarily due to growth in interest-bearing deposits due from depository institutions.  The decrease in average total securities was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities as well as declines in the fair market value of the securities available for sale.  The decline in average acquired loans during 2018 was primarily attributable to pay-downs and pay-offs of the acquired loans as well as acquired loans that were transferred to LHFI.

During 2018, interest and fees on LHFS and LHFI-FTE increased $45.4 million, or 12.5%, when compared to 2017, due to growth in LHFI, while the yield on loans (LHFS and LHFI) increased 33 basis points to 4.64% as a result of increases in interest rates.  During 2018, interest on total securities-FTE decreased $11.9 million, or 14.7%, compared to 2017, primarily due to the run-off of maturing investment securities.  The yield on total securities for 2018 declined 3 basis points to 2.28%, compared to 2017.  Interest and fees on acquired loans declined $7.4 million, or 30.1%, when 2018 is compared to 2017, while the yield on acquired loans increased 93 basis points to 9.52%, primarily due to declines in accretion income, principally related to the loans acquired in the BancTrust merger, as well as decreases in loan recovery from settlement of debt, deferred fee amortization and other interest and fees related to loans acquired in the Reliance merger, partially offset by an increase in loan recovery from settlement of debt related to loans acquired in the BancTrust merger.  Other interest income for 2018 increased $2.7 million, while the yield on other earning assets increased 31 basis points to 2.13%, when compared to 2017, principally due to the increase in interest-bearing deposits due from depository institutions as well as increases in interest rates.  As a result of these factors, interest income-FTE increased $28.8 million, or 6.1%, when 2018 is compared to 2017, while the yield on total earning assets increased 26 basis points to 4.09%.

Average interest-bearing liabilities for 2018 totaled $8.797 billion compared to $8.963 billion for 2017, a decrease of $165.7 million, or 1.8%.  The decrease in average interest-bearing liabilities was principally due to declines in average short-term borrowings and average federal funds purchased and securities sold under repurchase agreements which were largely offset by an increase in interest-bearing deposits.  Average short-term borrowings for 2018 decreased $821.6 million, or 72.2%, when compared to 2017, primarily reflecting a $900.0 million decrease in the balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.  Average federal funds purchased and securities sold under repurchase agreements for 2018 declined $182.4 million, or 35.6%, when compared to 2017, primarily due to a decrease in upstream federal funds purchased as a result of changes in funding and liquidity needs.  Average interest-bearing deposits for 2018 increased $934.9 million, or 13.1%, when compared to 2017 as a result of growth in all categories of average interest-bearing deposits primarily due to the increase in interest rates in general.

Total interest expense for 2018 increased $23.9 million, or 56.7%, when compared with 2017, principally due to an increase in interest on deposits, in conjunction with rising interest rates in general, partially offset by a decline in other interest expense.  Interest on deposits for 2018 increased $31.2 million while the rate on interest-bearing deposits increased 35 basis points to 0.67% when compared to 2017, principally due to increases in average balances of all categories of interest-bearing deposits and rising interest rates in general.  Other interest expense decreased $7.9 million, or 51.4%, when 2018 is compared to 2017, primarily due to the $900.0 million decline in the balance of outstanding short-term FHLB advances with the FHLB of Dallas, while the rate on other borrowings increased 79 basis points to 1.97% reflecting an increase in rates.  As a result of these factors, the overall rate on interest-bearing liabilities increased 28 basis points to 0.75% when 2018 is compared with 2017.

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

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$716	$14	1.96%	$2,229	$33	1.48%	$1,105	$14	1.27%
Securities available for sale:
Taxable	1,990,332	45,380	2.28%	2,296,070	52,806	2.30%	2,236,663	53,005	2.37%
Nontaxable	47,112	1,636	3.47%	73,373	3,042	4.15%	97,942	3,982	4.07%
Securities held to maturity:
Taxable	950,836	20,702	2.18%	1,091,108	23,386	2.14%	1,120,267	24,609	2.20%
Nontaxable	30,336	1,194	3.94%	32,874	1,575	4.79%	34,616	1,672	4.83%
Loans (LHFS and LHFI)	8,797,498	408,175	4.64%	8,412,673	362,795	4.31%	7,592,223	316,007	4.16%
Acquired loans	179,808	17,115	9.52%	284,898	24,478	8.59%	331,736	30,144	9.09%
Other earning assets	197,431	4,196	2.13%	80,468	1,466	1.82%	70,029	988	1.41%
Total interest-earning assets	12,194,069	498,412	4.09%	12,273,693	469,581	3.83%	11,484,581	430,421	3.75%
Cash and due from banks	331,574			311,642			291,868
Other assets	1,032,846			1,215,019			1,243,985
Allowance for loan losses	(85,252)			(84,708)			(82,414)
Total Assets	$13,473,237			$13,715,646			$12,938,020

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,543,463	18,479	0.73%	$2,114,475	6,820	0.32%	$1,866,225	3,297	0.18%
Savings deposits	3,720,987	17,980	0.48%	3,308,027	6,047	0.18%	3,140,060	2,657	0.08%
Time deposits	1,823,562	17,477	0.96%	1,730,569	9,850	0.57%	1,665,516	6,794	0.41%
Federal funds purchased and securities sold under repurchase agreements	329,649	4,788	1.45%	512,085	4,152	0.81%	495,197	1,717	0.35%
Short-term borrowings	316,775	5,010	1.58%	1,138,353	12,981	1.14%	370,008	3,695	1.00%
Long-term FHLB advances	912	6	0.66%	97,561	566	0.58%	634,300	2,104	0.33%
Subordinated notes	—	—	—	—	—	—	47,662	2,775	5.82%
Junior subordinated debt securities	61,856	2,452	3.96%	61,856	1,829	2.96%	61,856	1,508	2.44%
Total interest-bearing liabilities	8,797,204	66,192	0.75%	8,962,926	42,245	0.47%	8,280,824	24,547	0.30%
Noninterest-bearing demand deposits	2,892,033			3,028,982			2,996,886
Other liabilities	197,123			162,854			142,355
Shareholders' equity	1,586,877			1,560,884			1,517,955
Total Liabilities and Shareholders' Equity	$13,473,237			$13,715,646			$12,938,020

Net Interest Margin		432,220	3.54%		427,336	3.48%		405,874	3.53%

Less tax equivalent adjustments:
Investments		594			1,616			1,979
Loans		12,206			18,170			16,362
Net Interest Margin per Income Statements		$419,420			$407,550			$387,533

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2018 Compared to 2017			2017 Compared to 2016
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(27)	$8	$(19)	$17	$2	$19
Securities available for sale:
Taxable	(6,971)	(455)	(7,426)	1,389	(1,588)	(199)
Nontaxable	(964)	(442)	(1,406)	(1,017)	77	(940)
Securities held to maturity:
Taxable	(3,105)	421	(2,684)	(597)	(626)	(1,223)
Nontaxable	(116)	(265)	(381)	(83)	(14)	(97)
Loans, net of unearned income (LHFS and LHFI)	16,972	28,408	45,380	35,083	11,705	46,788
Acquired loans	(9,789)	2,426	(7,363)	(4,077)	(1,589)	(5,666)
Other earning assets	2,444	286	2,730	162	316	478
Total interest-earning assets	(1,556)	30,387	28,831	30,877	8,283	39,160

Interest paid on:
Interest-bearing demand deposits	1,594	10,065	11,659	515	3,008	3,523
Savings deposits	831	11,102	11,933	139	3,251	3,390
Time deposits	555	7,072	7,627	278	2,778	3,056
Federal funds purchased and securities sold under repurchase agreements	(1,839)	2,475	636	61	2,374	2,435
Short-term borrowings	(11,721)	3,750	(7,971)	8,699	587	9,286
Long-term FHLB advances	(560)	—	(560)	(1,538)	—	(1,538)
Subordinated notes	—	—	—	(1,388)	(1,387)	(2,775)
Junior subordinated debt securities	—	623	623	—	321	321
Total interest-bearing liabilities	(11,140)	35,087	23,947	6,766	10,932	17,698
Change in net interest income on a tax equivalent basis	$9,584	$(4,700)	$4,884	$24,111	$(2,649)	$21,462

The change in interest due to both volume and yield or rate has been allocated to change due to volume and change due to yield or rate in proportion to the absolute value of the change in each.  Tax-exempt income has been adjusted to a tax equivalent basis using the federal statutory corporate tax rate in effect for each of the three years presented.  The balances of nonaccrual loans and related income recognized have been included for purposes of these computations.

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $18.0 million for 2018, $15.1 million for 2017 and $11.0 million for 2016.  The increase in the provision for loan losses, LHFI when 2018 is compared to 2017 was primarily due to increases in the amount of provision expense related to new and existing impaired LHFI and net charge-offs, partially offset by declines in provision expense related to changes in loan growth and qualitative reserve factors as well as specific reserves recorded during 2017 related to Hurricane Harvey.  The increase in the provision for loan losses, LHFI for 2017 when compared to 2016 was primarily due to an increase in the amount of provision required related to existing and newly impaired LHFI, and the $1.1 million of additional reserves due to the potential loss exposure caused by Hurricane Harvey.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans.  The decrease in the negative provision for loan losses, acquired loans when 2018 is compared to 2017 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and acquired impaired loans that were transferred to LHFI during 2018.  The decrease in the provision for loan losses, acquired loans when 2017 is compared to 2016 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods and a decline in acquired loan balances.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
BancTrust	$(1,415)	$(6,089)	$4,143
Bay Bank	377	(1,323)	(50)
Heritage	60	(122)	(336)
Reliance	(27)	139	—
Total provision for loan losses, acquired loans	$(1,005)	$(7,395)	$3,757

Noninterest Income

Noninterest income represented 30.6%, 31.2% and 31.0% of total revenue, before securities gains (losses), net in 2018, 2017 and 2016, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$43,702	-0.7%	$44,003	-2.8%	$45,253	-4.5%
Bank card and other fees	28,905	2.2%	28,286	1.4%	27,906	-1.4%
Mortgage banking, net	34,674	16.0%	29,902	6.0%	28,212	-6.5%
Insurance commissions	40,481	6.1%	38,168	3.8%	36,764	0.9%
Wealth management	30,338	—	30,340	-0.5%	30,492	-2.8%
Other, net	6,736	-51.7%	13,949	n/m	5,626	n/m
Total Noninterest Income before securities gains (losses), net	184,836	0.1%	184,648	6.0%	174,253	0.6%
Securities gains (losses), net	—	-100.0%	15	n/m	(310)	n/m
Total Noninterest Income	$184,836	0.1%	$184,663	6.2%	$173,943	0.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

Service charges on deposit accounts remained fairly stable when 2018 is compared to 2017, with the slight decline resulting primarily from a decline in non-sufficient fund (NSF) and overdraft fees on consumer deposit accounts.

The decline in service charges on deposit accounts when 2017 is compared to 2016 was principally due to decline in service charges of $734 thousand, or 4.8%, primarily related to commercial and consumer demand deposit accounts and a decline in NSF and overdraft fees of $516 thousand, or 1.7%, primarily related to commercial demand deposit accounts and consumer interest checking accounts.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$22,248	2.7%	$21,663	4.5%	$20,724	5.6%
Change in fair value-MSR from runoff	(11,774)	9.2%	(10,780)	6.7%	(10,106)	6.1%
Gain on sales of loans, net	21,616	14.2%	18,934	-7.8%	20,535	14.3%
Other, net	184	n/m	(169)	n/m	(84)	n/m
Mortgage banking income before hedge ineffectiveness	32,274	8.9%	29,648	-4.6%	31,069	9.8%
Change in fair value-MSR from market changes	7,342	n/m	(1,050)	n/m	(406)	n/m
Change in fair value of derivatives	(4,942)	n/m	1,304	n/m	(2,451)	n/m
Net hedge ineffectiveness	2,400	n/m	254	n/m	(2,857)	n/m
Mortgage banking, net	$34,674	16.0%	$29,902	6.0%	$28,212	-6.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for 2018 when compared to 2017 was principally due to increases in the gain on sales of loans, net and net positive hedge ineffectiveness.  The increase in mortgage banking, net for 2017 when compared to 2016 was principally due to a net positive hedge ineffectiveness for 2017 compared to a net negative hedge ineffectiveness for 2016 and an increase in mortgage servicing income, net, partially offset by a decline in gain on sales of loans, net.  Mortgage loan production increased $45.8 million, or 3.4%, during 2018 to total $1.401 billion. Mortgage loan production decreased $250.8 million, or 15.6%, during 2017 to total $1.355 billion, reflecting the rising interest rate environment.  Loans serviced for others totaled $6.835 billion at December 31, 2018, compared with $6.624 billion at December 31, 2017, and $6.371 billion at December 31, 2016.

Representing a significant component of mortgage banking income is gain on sales of loans, net.  The increase in the gain on sales of loans, net when 2018 is compared to 2017 resulted primarily from higher profit margins in secondary marketing activities.  The decrease in the gain on sales of loans, net when 2017 is compared to 2016 resulted primarily from a decline in the volume of loans sold partially offset by higher profit margins from secondary marketing activities.  Loan sales decreased $86.5 million, or 7.3%, during 2018 to total $1.092 billion compared to a decrease of $205.4 million, or 14.8%, during 2017 to total $1.179 billion.  The decreases in loan sales during 2018 and 2017 were principally due to the decline in mortgage lending activity as a result of rising interest rates.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(8,707)	-8.9%	$(9,560)	-3.6%	$(9,916)	-1.3%
Increase in life insurance cash surrender value	7,121	-0.1%	7,125	3.4%	6,891	2.8%
Other miscellaneous income	8,322	-49.2%	16,384	89.4%	8,651	n/m
Total other, net	$6,736	-51.7%	$13,949	n/m	$5,626	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in other income, net when 2018 is compared to 2017 was primarily due to a decrease in other miscellaneous income principally due to the non-taxable proceeds related to Trustmark’s bank-owned life insurance and the non-routine, non-taxable proceeds related to life insurance acquired as part of a previous acquisition received during 2017.  Excluding all non-taxable life insurance proceeds, other miscellaneous income for 2018 decreased $587 thousand, or 23.9%, when compared to 2017, primarily due to a decrease in gains (losses), net on sales of premises and equipment.  The increase in other income, net when 2017 is compared to 2016 was primarily due to an increase in other miscellaneous income as a result of $4.4 million of non-taxable bank-owned life insurance proceeds and the $4.9 million of non-routine, non-taxable proceeds related to life insurance acquired as part of a previous acquisition received during 2017.  Excluding the non-taxable life insurance proceeds, other miscellaneous income for 2017 decreased $734 thousand, or 23.0%, when compared to 2016.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$238,033	3.8%	$229,265	—	$229,250	-0.4%
Defined benefit plan termination	—	—	17,644	n/m	—	—
Services and fees	66,382	9.0%	60,893	3.7%	58,695	2.0%
Net occupancy-premises	26,703	3.6%	25,767	3.1%	24,982	-1.3%
Equipment expense	24,830	1.5%	24,453	0.9%	24,225	1.5%
Other real estate expense:
Write-downs	873	-73.5%	3,296	-26.1%	4,463	7.0%
Net (gain)/loss on sale	(700)	-66.5%	(2,091)	-70.3%	(7,030)	74.0%
Carrying costs	1,829	-25.9%	2,467	-21.8%	3,153	-33.9%
Total other real estate expense	2,002	-45.5%	3,672	n/m	586	-88.0%
FDIC assessment expense	9,429	-14.4%	11,010	-2.1%	11,243	4.8%
Other expense	48,036	-16.4%	57,465	-1.5%	58,317	18.7%
Total noninterest expense	$415,415	-3.4%	$430,169	5.6%	$407,298	1.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest component of noninterest expense, when 2018 is compared to 2017 was primarily due to increases in salaries and incentive compensation as a result of general merit increases and higher commission expense as a result of improvements in the insurance and mortgage origination lines of business.  Trustmark adopted FASB Accounting Standard Update (ASU) 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018.  As a result of adopting ASU 2017-07, Trustmark was required to reclassify $5.7 million and $10.4 million of net periodic benefit cost, excluding the service cost component, from salaries and employee benefits to other expense for the years ended December 31, 2017 and 2016, respectively.  The decrease in salaries and employee benefits when 2017 is compared to 2016 was primarily due to the non-routine transaction expenses recorded in 2016 partially offset by increases in salaries and incentive compensation as a result of general merit increases and the addition of the employees from Reliance.

Services and Fees

The increase in services and fees expense when 2018 is compared to 2017 was primarily due to increases in data processing software expense, principally due to investments in new data processing software designed to improve efficiency and customer experience, and outside services and fees.  The increase in services and fees expense when 2017 is compared to 2016 was primarily to due to increases in data processing expenses related to software, partially offset by declines in other outside services and fees.

Other Real Estate Expense

The decrease in other real estate expense for 2018 compared to 2017 was principally due to a decline in write-downs of other real estate partially offset by a decrease in net gains on sales of other real estate.  The increase in other real estate expense for 2017 compared to 2016 was principally due to a decline in the net gain on sales of other real estate partially offset by a decline in write-downs on other real estate.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans and Covered Other Real Estate.”

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$11,086	1.6%	$10,908	-10.8%	$12,226	-4.7%
Amortization of intangibles	5,248	-14.9%	6,169	-10.2%	6,866	-12.2%
Defined benefit plans non-service cost reclass from salaries and employee benefits	3,540	-38.1%	5,722	-44.9%	10,387	100.0%
Other miscellaneous expense	28,162	-18.8%	34,666	20.2%	28,838	1.3%
Total other expense	$48,036	-16.4%	$57,465	-1.5%	$58,317	18.7%

The decrease in other expense for 2018 when compared to 2017 was principally due to the $3.2 million of non-routine transaction expenses related to the completion of the Reliance merger incurred during 2017, a decrease in interchange related expenses for debit card transactions which were reported in bank card and other fees beginning January 1, 2018 as a result of adopting FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as well as declines in various other miscellaneous expenses and a decrease in defined benefit plan expense principally due to the termination of the Plan.  The decrease in other expense for 2017 when compared to 2016 was principally due to declines in defined benefit plan expense, primarily due to the termination of the Plan, and loan expense, which were largely offset by the $3.2 million of non-routine transaction expenses related to the Reliance merger completed on April 7, 2017 as well as increases in various other miscellaneous expenses.

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

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
General Banking	$139,514	$97,706	$99,083
Wealth Management	2,698	2,244	4,124
Insurance	7,372	5,680	5,204
Consolidated Net Income	$149,584	$105,630	$108,411

General Banking

Net interest income for the General Banking Segment for 2018 increased $12.6 million, or 3.1%, when compared with 2017.  The increase in net interest income was principally due to an increases in interest and fees on LHFS and LHFI and other interest income and a decrease in other interest expense, partially offset by an increase in interest on deposits and declines in interest on securities and interest and fees on acquired loans.  Net interest income for the General Banking Segment for 2017 increased $19.8 million, or 5.1%, when compared with 2016.  The increase in net interest income was principally due to an increase in interest and fees on LHFS and LHFI, which were partially offset by declines in interest and fees on acquired loans and interest on securities and an increase in total interest expense.  The provision for loan losses, net during 2018 totaled $17.0 million compared with $7.7 million during 2017 and $14.7 million during 2016.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $2.1 million, or 1.8%, during 2018 compared to an increase of $9.1 million, or 8.5%, during 2017.  The decrease in noninterest income for the General Banking Segment during 2018 was primarily due to the non-taxable life insurance proceeds received during 2017 partially offset by an increase in mortgage banking, net.  During 2017, Trustmark received $4.9 million in non-taxable proceeds related to life insurance acquired in a previous acquisition and $4.4 million of non-taxable proceeds related to bank-owned life insurance.  Excluding these non-taxable proceeds, noninterest income for the General Banking Segment was relatively unchanged when 2017 is compared to 2016.  Noninterest income for the General Banking Segment represented 21.4% of total revenue for 2018, 22.2% for 2017 and 21.7% for 2016.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment decreased $15.5 million, or 4.2%, during 2018 compared to an increase of $18.7 million, or 5.3%, during 2017.  The decrease in noninterest expense for 2018 was principally due to non-routine transaction expenses related to the termination of the defined benefit pension plan and the Reliance merger incurred during 2017, partially offset by increases in salaries and employee benefits, primarily as a result of general merit increases and higher mortgage origination commission expense, and services and fees, primarily related to data processing software expense.  The increase in noninterest expense for 2017 was principally due to non-routine transaction expenses related to the termination of the defined benefit pension plan and the Reliance merger.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2018, net income for the Wealth Management Segment increased $454 thousand, or 20.2%, compared to a decrease of $1.9 million, or 45.6%, during 2017.  Net interest income for the Wealth Management Segment, which primarily consists of interest income earned on deposit accounts held by the Wealth Management Segment, decreased $684 thousand, or 75.2%, during 2018 compared to an increase of $184 thousand, or 25.3%, during 2017.  Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, was relatively unchanged during 2018 as declines in trust management fees were offset by increases in fees from investment services.  Noninterest income for the Wealth Management Segment increased $168 thousand, or 0.6%, during 2017.  The slight increase in noninterest income for the Wealth Management Segment during 2017 was primarily attributable to an increase in commissions generated by the brokerage services unit, which was largely offset by declines in trust management fees as well as a decline in annuity income generated by the brokerage services unit.  Noninterest expense decreased $705 thousand, or 2.6%, during 2018 compared to an increase of $3.4 million, or 14.1%, during 2017.  The decrease in noninterest expense for the Wealth Management Segment during 2018 was principally due to a decrease in other miscellaneous expense partially offset by increases in data processing expense related to software and salaries and employee benefits resulting from improvements in retail brokerage activity.  The increase in noninterest expense for the Wealth Management Segment during 2017 was principally due to increases in outside services and fees, other miscellaneous expenses and allocated general overhead expense.

At December 31, 2018 and 2017, Trustmark held assets under management and administration of $10.592 billion and $10.640 billion and brokerage assets of $1.723 billion and $1.780 billion, respectively.

Insurance

Net income for the Insurance Segment during 2018 increased $1.7 million, or 29.8%, compared to an increase of $476 thousand, or 9.1%, during 2017.  Noninterest income for the Insurance Segment, which predominately consists of insurance commissions, increased $2.3 million, or 6.0%, during 2018, compared to an increase of $1.4 million, or 3.9%, during 2017.  The increase in noninterest income for the Insurance Segment during 2018 was primarily due to new insurance commission volume primarily in property and casualty coverage.  The increase in noninterest income for the Insurance Segment during 2017 was primarily due to new business volume principally in property and casualty coverage as well as increases in other commission income.

Noninterest expense for the Insurance Segment increased $1.5 million, or 5.0%, during 2018 and $809 thousand, or 2.8%, during 2017.  The increase in noninterest expense for the Insurance Segment during 2018 was primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes.  The increase in noninterest expense for the Insurance Segment during 2017 was primarily due to higher salaries and commission expense resulting from modest general merit increases and improved performance as well as an increase in travel and entertainment expenses.

Trustmark performed an annual impairment test of the book value of goodwill held in the Insurance Segment as of October 1, 2018, 2017, and 2016.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Segment may result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2018, Trustmark’s combined effective tax rate was 13.0% compared to 31.6% in 2017 and 22.3% in 2016.  During the fourth quarter of 2017, Trustmark incurred non-routine income tax expenses of $17.0 million related to the re-measurement of Trustmark’s net deferred tax assets due to the enactment of the Tax Reform Act and the elimination of a deferred tax valuation allowance related to a prior merger.  Excluding the effect of these non-routine income tax expenses, Trustmark’s combined effective tax rate for 2017 was 20.6%.  The decrease in the effective tax rate for 2018 compared to 2017, was primarily due to the lower statutory corporate tax rate as a result of the enactment of the Tax Reform Act.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.

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

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $12.194 billion, or 90.5% of total average assets, at December 31, 2018, compared with $12.274 billion, or 89.5% of total average assets, at December 31, 2017, a decrease of $79.6 million, or 0.6%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio at both December 31, 2018 and 2017 was 3.8 years.

When compared with December 31, 2017, total investment securities decreased by $573.7 million, or 17.4%, during 2018.  This decrease resulted primarily from calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities as well as a net decline in the fair market value of the securities available for sale, partially offset by purchases of available for sale securities.  Trustmark sold no securities during 2018, compared to $27.7 million of securities sold during 2017, which generated a net gain of $15 thousand.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At December 31, 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $15.7 million ($11.8 million net of tax) compared to $19.5 million ($12.0 million net of tax) at December 31, 2017.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At December 31, 2018, available for sale securities totaled $1.812 billion, which represented 66.6% of the securities portfolio, compared to $2.239 billion, or 67.9%, at December 31, 2017.  At December 31, 2018, unrealized losses, net on available for sale securities totaled $42.7 million compared to unrealized losses, net of $23.5 million at December 31, 2017.  At December 31, 2018, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2018, held to maturity securities totaled $909.6 million and represented 33.4% of the total securities portfolio, compared with $1.056 billion, or 32.1%, at December 31, 2017.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at December 31, 2018, 2017 and 2016 ($ in thousands):

	December 31,
	2018	2017	2016
Securities available for sale
U.S. Government agency obligations	$31,235	$45,763	$56,529
Obligations of states and political subdivisions	50,503	78,433	113,541
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,648	66,634	43,222
Issued by FNMA and FHLMC	685,520	824,872	638,809
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	830,129	1,028,176	1,271,198
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	187,494	218,252	242,869
Total securities available for sale	$1,854,529	$2,262,130	$2,366,168

Securities held to maturity
U.S. Government agency obligations	$3,736	$3,692	$3,647
Obligations of states and political subdivisions	35,783	46,039	46,303
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	12,090	13,539	15,478
Issued by FNMA and FHLMC	115,133	133,975	81,299
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	578,827	678,926	803,474
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	164,074	180,315	208,442
Total securities held to maturity	$909,643	$1,056,486	$1,158,643

The following table details the maturities of securities available for sale and held to maturity using amortized cost at December 31, 2018, and the weighted-average yield for each range of maturities (tax equivalent basis) ($ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations	$—	—	$5,181	4.59%	$3,056	3.89%	$22,998	3.58%	$31,235
Obligations of states and political subdivisions	24,449	3.20%	22,090	3.94%	—	—	3,964	4.52%	50,503
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9	10.12%	452	2.20%	5,771	2.13%	63,416	2.86%	69,648
Issued by FNMA and FHLMC	2	3.43%	—	—	344,484	2.13%	341,034	2.09%	685,520
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	4,104	2.35%	30,873	2.53%	795,152	2.43%	830,129
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	42,838	2.24%	134,251	2.39%	2,731	4.12%	7,674	2.74%	187,494
Total securities available for sale	$67,298	2.59%	$166,078	2.66%	$386,915	2.19%	$1,234,238	2.39%	$1,854,529

Securities held to maturity
U.S. Government agency obligations	$—	—	$—	—	$3,736	2.52%	$—	—	$3,736
Obligations of states and political subdivisions	170	7.11%	35,073	4.31%	540	5.45%	—	—	35,783
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	—	—	—	12,090	3.03%	12,090
Issued by FNMA and FHLMC	—	—	—	—	22,391	1.95%	92,742	2.42%	115,133
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	—	—	—	—	578,827	2.18%	578,827
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	130,791	2.18%	—	—	33,283	2.42%	164,074
Total securities held to maturity	$170	7.11%	$165,864	2.63%	$26,667	2.10%	$716,942	2.24%	$909,643

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 97% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of December 31, 2018, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2018 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,804,026	97.3%	$1,761,137	97.2%
Aa1 to Aa3	34,731	1.9%	34,837	1.9%
A1 to A3	520	—	519	—
Baa1 to Baa3	200	—	200	—
Not Rated (1)	15,052	0.8%	15,120	0.9%
Total securities available for sale	$1,854,529	100.0%	$1,811,813	100.0%

Securities Held to Maturity
Aaa	$873,860	96.1%	$853,833	96.0%
Aa1 to Aa3	26,828	2.9%	26,886	3.0%
Baa1 to Baa3	400	—	400	—
Not Rated (1)	8,555	1.0%	8,614	1.0%
Total securities held to maturity	$909,643	100.0%	$889,733	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2018, approximately 97.2% of the available for sale securities, measured at the estimated fair value, and 96.1% of held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At December 31, 2018, LHFS totaled $153.8 million, consisting of $92.2 million of residential real estate mortgage loans in the process of being sold to third parties and $61.6 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2017, LHFS totaled $180.5 million, consisting of $132.3 million of residential real estate mortgage loans in the process of being sold to third parties and $48.2 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2018 or 2017.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 5 – LHFI and Allowance for Loan Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan type for each year of the five-year period ended
December 31, 2018 ($ in thousands):

	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$1,056,601	12.0%	$987,624	11.5%	$831,437	10.6%	$824,723	11.6%	$619,877	9.6%
Secured by 1-4 family residential properties	1,825,492	20.7%	1,675,311	19.6%	1,660,043	21.1%	1,649,501	23.3%	1,634,397	25.4%
Secured by nonfarm, nonresidential properties	2,220,914	25.1%	2,193,823	25.6%	2,034,176	25.9%	1,736,476	24.5%	1,553,193	24.1%
Other real estate secured	543,820	6.1%	517,956	6.1%	318,148	4.0%	211,228	3.0%	253,787	3.9%
Commercial and industrial loans	1,538,715	17.4%	1,570,345	18.3%	1,528,434	19.5%	1,343,211	18.9%	1,270,350	19.7%
Consumer loans	182,448	2.1%	171,918	2.0%	170,562	2.2%	169,135	2.4%	167,964	2.6%
State and other political subdivision loans	973,818	11.0%	952,483	11.1%	917,515	11.7%	734,615	10.4%	602,727	9.3%
Other loans	494,060	5.6%	500,507	5.8%	390,898	5.0%	422,496	5.9%	347,174	5.4%
LHFI	$8,835,868	100.0%	$8,569,967	100.0%	$7,851,213	100.0%	$7,091,385	100.0%	$6,449,469	100.0%

LHFI increased $265.9 million, or 3.1%, compared to December 31, 2017.  The increase in LHFI during 2018 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Alabama, Mississippi and Florida market regions.

During 2018, LHFI secured by real estate increased $272.1 million, or 5.1%, due to growth in the Alabama, Mississippi and Florida market regions, which was partially offset by declines in the Texas and Tennessee market regions.  LHFI secured by 1-4 family residential properties increased $150.2 million, or 9.0%, during 2018 primarily due to growth in mortgage loans in the Mississippi, Alabama and Florida market regions.  LHFI secured by construction, land development and other land increased $69.0 million, or 7.0%, during 2018, principally due to new loan growth in the other construction category, partially offset by other construction loans that were moved to other loan categories upon completion of the related construction project.  During 2018, $500.7 million loans were moved from other construction to other loan categories, including $248.8 million in multi-family residential, $195.4 million in non-owner occupied and $56.5 million in owner occupied.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $501.1 million for 2018.

LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $27.1 million, or 1.2%, during 2018, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $223.3 million, or 10.2%, during 2018.  The decrease in the NFNR LHFI portfolio, excluding the other construction reclassifications, was primarily attributable to declines in non-owner occupied loans in Trustmark’s Texas, Mississippi and Florida market regions as well as declines in owner occupied loans in the Mississippi, Texas and Tennessee market regions, partially offset by growth in non-owner occupied loans in the Alabama and Tennessee market regions and owner occupied loans in the Florida and Alabama market regions.  Other real estate secured LHFI increased $25.9 million, or 5.0%, during 2018, primarily due to multi-family residential loans in Trustmark’s Texas, Alabama and Mississippi market regions that were moved from the other construction loan category.  Excluding the other construction loan reclassifications, other real estate secured LHFI decreased $217.7 million, or 42.0%, during 2018.

The commercial and industrial loan portfolio decreased $31.6 million, or 2.0%, during 2018, due to declines in the Texas, Mississippi, Alabama, and Florida market regions, partially offset by growth in the Tennessee market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At December 31, 2018 and 2017, energy-related LHFI had outstanding balances of approximately $172.1 million and $226.5 million, respectively, which represented approximately 2.0% of Trustmark’s total LHFI portfolio at December 31, 2018 compared to approximately 2.6% of the total LHFI portfolio at December 31, 2017.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

State and other political subdivision LHFI increased $21.3 million, or 2.2%, during 2018 due to growth in the Texas, Florida, Alabama and Tennessee market regions, partially offset by declines in the Mississippi market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties as of December 31, 2018 and 2017 ($ in thousands):

	December 31,
	2018	2017
Home equity loans	$54,778	$47,032
Home equity lines of credit	393,134	407,627
Percentage of loans and lines for which Trustmark holds first lien	59.8%	60.7%
Percentage of loans and lines for which Trustmark does not hold first lien	40.2%	39.3%

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

The following table presents the LHFI composition by region at December 31, 2018 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$1,056,601	$360,363	$88,170	$303,166	$19,512	$285,390
Secured by 1-4 family residential properties	1,825,492	112,659	48,538	1,566,004	84,187	14,104
Secured by nonfarm, nonresidential properties	2,220,914	517,407	224,110	891,780	154,576	433,041
Other real estate secured	543,820	107,585	11,652	265,024	11,296	148,263
Commercial and industrial loans	1,538,715	203,322	17,912	784,265	354,131	179,085
Consumer loans	182,448	23,450	5,285	131,902	19,641	2,170
State and other political subdivision loans	973,818	89,244	41,979	601,579	30,201	210,815
Other loans	494,060	70,254	17,085	321,480	42,338	42,903
LHFI	$8,835,868	$1,484,284	$454,731	$4,865,200	$715,882	$1,315,771

Construction, Land Development and Other Land Loans by Region
Lots	$63,092	$15,956	$20,124	$21,699	$1,617	$3,696
Development	62,467	8,711	8,726	32,275	695	12,060
Unimproved land	101,885	19,318	15,810	32,660	12,895	21,202
1-4 family construction	223,427	92,661	11,303	88,929	1,398	29,136
Other construction	605,730	223,717	32,207	127,603	2,907	219,296
Construction, land development and other land loans	$1,056,601	$360,363	$88,170	$303,166	$19,512	$285,390

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$367,722	$133,354	$53,685	$99,728	$25,273	$55,682
Office	231,642	75,179	20,623	85,040	7,848	42,952
Nursing homes/senior living	191,042	40,316	—	144,602	6,124	—
Hotel/motel	247,276	65,020	54,287	52,197	33,735	42,037
Mini-storage	100,078	11,779	6,056	35,756	606	45,881
Industrial	97,998	21,836	9,479	15,001	1,466	50,216
Health care	44,155	14,623	1,439	26,059	—	2,034
Convenience stores	30,549	3,163	—	16,600	730	10,056
Other	61,875	7,573	8,423	13,279	6,939	25,661
Total non-owner occupied loans	1,372,337	372,843	153,992	488,262	82,721	274,519

Owner-occupied:
Office	157,762	33,428	26,123	54,448	6,591	37,172
Churches	91,542	19,046	6,611	45,426	15,839	4,620
Industrial warehouses	137,681	11,473	3,819	54,853	13,235	54,301
Health care	107,489	23,758	6,278	61,094	2,762	13,597
Convenience stores	113,378	14,526	12,803	62,101	1,206	22,742
Retail	85,025	24,664	7,619	32,491	3,858	16,393
Restaurants	52,002	4,100	1,512	27,368	17,021	2,001
Auto dealerships	31,895	8,144	319	14,428	9,004	—
Other	71,803	5,425	5,034	51,309	2,339	7,696
Total owner-occupied loans	848,577	144,564	70,118	403,518	71,855	158,522
Loans secured by nonfarm, nonresidential properties	$2,220,914	$517,407	$224,110	$891,780	$154,576	$433,041

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

The following table provides information regarding Trustmark’s LHFI maturities by loan type at December 31, 2018 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$663,457	$337,067	$56,077	$1,056,601
Secured by 1-4 family residential properties	515,140	232,922	1,077,430	1,825,492
Other real estate secured	1,037,495	1,429,364	297,875	2,764,734
Commercial and industrial loans	755,064	714,127	69,524	1,538,715
Consumer loans	49,641	123,203	9,604	182,448
Other loans	337,381	446,179	684,318	1,467,878
LHFI	$3,358,178	$3,282,862	$2,194,828	$8,835,868

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2018 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loan Type
Predetermined interest rates	$745,113	$2,579,522	$1,878,074	$5,202,709
Floating interest rates:
Loans which are at contractual floor	8,009	1,309	873	10,191
Loans which are free to float	2,605,056	702,031	315,881	3,622,968
Total floating interest rates	2,613,065	703,340	316,754	3,633,159
LHFI	$3,358,178	$3,282,862	$2,194,828	$8,835,868

Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.  The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$306,590	$750,011	$1,056,601
Secured by 1- 4 family residential properties	1,051,290	774,202	1,825,492
Secured by nonfarm, nonresidential properties	1,490,035	730,879	2,220,914
Other real estate secured	197,549	346,271	543,820
Commercial and industrial loans	821,343	717,372	1,538,715
Consumer loans	162,940	19,508	182,448
State and other political subdivision loans	907,685	66,133	973,818
Other loans	265,277	228,783	494,060
LHFI	$5,202,709	$3,633,159	$8,835,868

	December 31, 2017
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$253,744	$733,880	$987,624
Secured by 1- 4 family residential properties	1,632,853	42,458	1,675,311
Secured by nonfarm, nonresidential properties	1,385,217	808,606	2,193,823
Other real estate secured	153,851	364,105	517,956
Commercial and industrial loans	522,613	1,047,732	1,570,345
Consumer loans	151,685	20,233	171,918
State and other political subdivision loans	863,262	89,221	952,483
Other loans	238,315	262,192	500,507
LHFI	$5,201,540	$3,368,427	$8,569,967

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

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Balance at beginning of period	$76,733	$71,265	$67,619	$69,616	$66,448
Transfers (1)	1,554	—	—	—	—
LHFI charged off:
Construction, land development and other land loans	(123)	(79)	(311)	(2,435)	(1,100)
Loans secured by 1-4 family residential properties	(1,629)	(950)	(1,319)	(2,473)	(2,505)
Loans secured by nonfarm, nonresidential properties	(1,184)	(4,231)	(3,067)	(1,439)	(390)
Other loans secured by real estate	—	(5)	(27)	(24)	(277)
Commercial and industrial loans	(18,823)	(8,286)	(6,602)	(8,081)	(2,092)
Consumer loans	(2,089)	(2,546)	(1,864)	(2,171)	(1,965)
State and other political subdivision loans	—	—	—	—	—
Other loans	(5,641)	(5,050)	(5,740)	(5,846)	(4,897)
Total charge-offs	(29,489)	(21,147)	(18,930)	(22,469)	(13,226)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	1,124	1,428	1,380	1,773	3,608
Loans secured by 1-4 family residential properties	646	1,833	1,122	920	922
Loans secured by nonfarm, nonresidential properties	133	396	976	605	944
Other loans secured by real estate	23	69	7	136	—
Commercial and industrial loans	5,410	2,578	732	1,761	2,657
Consumer loans	2,019	1,938	4,007	3,289	3,883
State and other political subdivision loans	—	—	—	—	—
Other loans	3,144	3,279	3,395	3,613	3,169
Total recoveries	12,499	11,521	11,619	12,097	15,183
Net (charge-offs) recoveries	(16,990)	(9,626)	(7,311)	(10,372)	1,957
Provision for loan losses, LHFI	17,993	15,094	10,957	8,375	1,211
Balance at end of period	$79,290	$76,733	$71,265	$67,619	$69,616

Percentage of net charge-offs (recoveries) during period to average loans (LHFS and LHFI) outstanding during the period	0.19%	0.11%	0.10%	0.15%	-0.03%

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Heritage acquisition on April 15, 2011, the Bay Bank merger on March 16, 2012 and the Reliance merger on April 7, 2017, which were reclassified from acquired impaired loans to LHFI during 2018.

At December 31, 2018, the allowance for loan losses, LHFI, was $79.3 million, an increase of $2.6 million, or 3.3%, when compared with December 31, 2017.  The increase in the allowance for loan loss during 2018 was principally due to an increase in specific reserves for impaired LHFI in the Mississippi, Texas and Alabama market regions.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 350.77% at December 31, 2018, compared to 320.84% at December 31, 2017 principally due to the decrease in nonperforming LHFI, excluding the specifically reviewed impaired LHFI.  Allocation of Trustmark’s $79.3 million allowance for loan losses, LHFI, represented 0.99% of commercial LHFI and 0.57% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.90% as of December 31, 2018.  This compares with an allowance to total LHFI of 0.90% at December 31, 2017, which was allocated to commercial LHFI at 0.95% and to consumer and home mortgage LHFI at 0.68%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
Transfers (1)	1,554	—	782	772	—	—
LHFI charged-off	(29,489)	(1,025)	(184)	(13,496)	(8,815)	(5,969)
Recoveries	12,499	428	2,090	8,720	857	404
Net (charge-offs) recoveries	(16,990)	(597)	1,906	(4,776)	(7,958)	(5,565)
Provision for loan losses, LHFI	17,993	1,299	(2,265)	208	10,953	7,798
Balance at end of period	$79,290	$11,175	$3,242	$40,592	$8,422	$15,859

	Year Ended December 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(21,147)	(986)	(339)	(13,910)	(1,157)	(4,755)
Recoveries	11,521	439	3,209	6,555	764	554
Net (charge-offs) recoveries	(9,626)	(547)	2,870	(7,355)	(393)	(4,201)
Provision for loan losses, LHFI	15,094	3,832	(2,951)	8,733	19	5,461
Balance at end of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626

	Year Ended December 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$67,619	$5,469	$2,766	$43,183	$5,230	$10,971
LHFI charged-off	(18,930)	(1,238)	(658)	(10,228)	(1,274)	(5,532)
Recoveries	11,619	333	2,598	6,464	948	1,276
Net (charge-offs) recoveries	(7,311)	(905)	1,940	(3,764)	(326)	(4,256)
Provision for loan losses, LHFI	10,957	2,624	(1,806)	3,591	897	5,651
Balance at end of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Heritage acquisition on April 15, 2011, the Bay Bank merger on March 16, 2012 and the Reliance merger on April 7, 2017, which were reclassified from acquired impaired loans to LHFI during 2018.

Charge-offs exceeded recoveries for 2018 resulting in a net charge-off of $17.0 million, or 0.19% of average loans (LHFS and LHFI), compared to a net charge-off of $9.6 million, or 0.11% of average loans (LHFS and LHFI), in 2017, and a net charge-off of $7.3 million, or 0.10% of average loans (LHFS and LHFI), in 2016.  The increase in net charge-offs during 2018 was primarily the result of three large problem commercial credits in the Tennessee, Texas and Mississippi market regions that were charged off during 2018.  The increase in net charge-offs during 2017 was principally due to an increase in charge-offs in the Mississippi market region primarily due to two large substandard credits that were charged-off during 2017.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for 2018 totaled 0.20% of average loans (LHFS and LHFI), compared to 0.18% of average loans (LHFS and LHFI) in 2017 and 0.14% of average loans (LHFS and LHFI) in 2016.  The increase in the provision for loan losses, LHFI for 2018 when compared to 2017 was primarily due to increases in the amount of provision expense related to new and existing impaired LHFI and net charge-offs, partially offset by declines in provision expense related to changes in loan growth and qualitative reserve factors as well as specific reserves recorded during 2017 related to Hurricane Harvey.  The increase in the provision for loan losses, LHFI for 2017 when compared to 2016 was primarily due to an increase in the amount of provision required related to existing and newly impaired LHFI, and the $1.1 million of additional reserves due to the potential loss exposure caused by Hurricane Harvey.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of the nonperforming assets, excluding acquired loans, by geographic market region for each year in the five-year period ended December 31, 2018 ($ in thousands):

	December 31,
	2018	2017	2016	2015	2014
Nonaccrual LHFI
Alabama	$3,361	$3,083	$665	$1,776	$852
Florida	1,175	3,034	3,644	5,180	11,091
Mississippi	44,331	49,129	37,771	40,754	57,129
Tennessee	8,696	4,436	6,213	5,106	5,819
Texas	4,061	7,893	941	2,496	4,452
Total nonaccrual LHFI	61,624	67,575	49,234	55,312	79,343
Other real estate
Alabama	6,873	11,714	15,989	21,578	21,196
Florida	8,771	13,937	22,582	29,579	35,324
Mississippi	17,255	14,260	15,646	14,312	17,397
Tennessee	1,025	2,535	6,183	9,974	10,292
Texas	744	782	1,651	1,734	8,300
Total other real estate	34,668	43,228	62,051	77,177	92,509
Total nonperforming assets	$96,292	$110,803	$111,285	$132,489	$171,852

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	1.07%	1.26%	1.38%	1.81%	2.57%

Loans Past Due 90 days or more
LHFI	$856	$2,171	$1,832	$2,300	$2,764
LHFS - Guaranteed GNMA services loans (1)	$37,384	$35,544	$28,345	$21,812	$25,943

(1)	No obligation to repurchase

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At December 31, 2018, nonaccrual LHFI totaled $61.6 million, or 0.69% of total LHFS and LHFI, reflecting a decrease of $6.0 million, or 0.07% of total LHFS and LHFI, relative to December 31, 2017.  The decrease in nonaccrual LHFI was principally due to resolution of three large problem credits in the Mississippi and Texas market regions partially offset by three credits moving to nonaccrual status in the Mississippi and Tennessee market regions during 2018.  As of December 31, 2018, nonaccrual energy-related LHFI totaled $12.0 million and represented 7.0% of Trustmark’s total energy-related portfolio, compared to $22.0 million, or 9.7% of Trustmark’s total energy-related portfolio at December 31, 2017.  The decrease in nonaccrual energy-related LHFI was principally due to the resolution of one large problem credit during 2018.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The following table illustrates nonaccrual LHFI by loan type for each year in the five-year period ended December 31, 2018 ($ in thousands):

	December 31,
	2018	2017	2016	2015	2014
Loans secured by real estate:
Construction, land development and other land	$2,218	$2,105	$3,323	$6,123	$13,867
Secured by 1-4 family residential properties	14,718	19,022	20,329	23,079	25,621
Secured by nonfarm, nonresidential properties	9,621	12,608	8,482	17,800	25,717
Other real estate secured	927	212	402	145	1,318
Commercial and industrial loans	23,938	33,338	15,824	7,622	12,104
Consumer loans	205	135	300	31	88
State and other political subdivision loans	8,595	—	—	—	—
Other loans	1,402	155	574	512	628
Total nonaccrual LHFI	$61,624	$67,575	$49,234	$55,312	$79,343

Other Real Estate

Other real estate at December 31, 2018 decreased $8.6 million, or 19.8%, when compared with December 31, 2017.  The decrease in other real estate during 2018 was primarily due to properties sold in Trustmark’s Florida, Alabama, Mississippi and Tennessee market regions partially offset by new properties foreclosed in those same market regions.

On July 1, 2016, $388 thousand of covered other real estate was transferred to other real estate as a result of the expiration of a loss-share agreement with the FDIC on June 30, 2016.  At December 31, 2018, 2017 and 2016, Trustmark had no covered other real estate.  The remaining loss-share agreement with the FDIC, which covers loans secured by 1-4 family residential properties, will expire in 2021.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	12,115	1,563	2,637	7,533	382	—
Disposals	(19,802)	(5,217)	(7,747)	(5,035)	(1,803)	—
Write-downs	(873)	(133)	(56)	(557)	(89)	(38)
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744

	Year Ended December 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions	9,235	1,226	504	5,970	753	782
Disposals	(24,762)	(4,562)	(7,993)	(6,183)	(4,373)	(1,651)
Write-downs	(3,296)	(939)	(1,156)	(1,173)	(28)	—
Balance at end of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782

	Year Ended December 31, 2016
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$77,177	$21,578	$29,579	$14,312	$9,974	$1,734
Additions	24,348	2,363	10,523	9,514	1,849	99
Disposals	(35,075)	(6,934)	(16,815)	(6,841)	(4,303)	(182)
Write-downs	(4,399)	(1,018)	(705)	(1,339)	(1,337)	—
Balance at end of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651

Write-downs of other real estate decreased $2.4 million, or 73.5%, during 2018 compared to a decrease of $1.1 million, or 25.1%, during 2017.  The decrease in write-downs of other real estate during 2018 was primarily due to a $1.1 million decrease in write-downs of other real estate properties in the Florida market region reflecting properties sold in this market region and a $1.1 million decline in the reserve for other real estate write-downs.  The decrease in write-downs of other real estate during 2017 was principally due to declines in other real estate write-downs in the Alabama and Tennessee market regions partially offset by an increase in write-downs of other real estate in the Mississippi and Florida market regions.

The following table illustrates other real estate by type of property for each year in the five-year period ended December 31, 2018 ($ in thousands):

	December 31,
	2018	2017	2016	2015	2014
Construction, land development and other land properties	$16,206	$27,491	$36,871	$47,550	$61,015
1-4 family residential properties	4,983	5,081	7,926	10,732	10,150
Nonfarm, nonresidential properties	13,296	10,468	16,817	16,717	19,696
Other real estate properties	183	188	437	2,178	1,648
Total other real estate	$34,668	$43,228	$62,051	$77,177	$92,509

Acquired Loans

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

The table below provides the carrying value of the acquired loan portfolio by loan type for each year of the five-year period ended December 31, 2018 ($ in thousands):

	December 31,
	2018	2017	2016	2015	2014
Loans secured by real estate:
Construction, land development and other land	$5,878	$23,586	$20,850	$42,644	$59,506
Secured by 1-4 family residential properties	22,556	61,751	69,540	97,008	130,100
Secured by nonfarm, nonresidential properties	47,979	114,694	103,820	140,264	209,995
Other real estate secured	8,253	16,746	19,010	25,146	28,909
Commercial and industrial loans	15,267	31,506	36,896	55,699	88,533
Consumer loans	1,356	2,600	3,365	5,641	9,772
Other loans	5,643	10,634	18,766	24,009	22,594
Acquired loans	106,932	261,517	272,247	390,411	549,409
Less allowance for loan losses, acquired loans	1,231	4,079	11,397	11,992	12,059
Net acquired loans	$105,701	$257,438	$260,850	$378,419	$537,350

During 2018, acquired loans declined $154.6 million, or 59.1%, compared to balances at December 31, 2017, primarily due to pay-downs and pay-offs of these acquired loans and acquired loans that were transferred to LHFI.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $10.0 million to $20.0 million during the first quarter of 2019.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 6.0% to 7.0% for the first quarter of 2019.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 6 – Acquired Loans included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $11.364 billion at December 31, 2018 compared to $10.578 billion at December 31, 2017, an increase of $786.9 million, or 7.4%, primarily due to growth in interest-bearing deposits.  During 2018, noninterest-bearing deposits decreased $40.5 million, or 1.4%, primarily due to a decline in commercial demand deposit accounts partially offset by growth in public demand deposit accounts, while interest-bearing deposits increased $827.4 million, or 10.9%, principally due to growth in commercial and public interest checking accounts, consumer and commercial money market deposit accounts and consumer and public certificates of deposits, reflecting increases in interest rates in general.

Short-term Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.  Short-term borrowings consist primarily of federal funds purchased, securities sold under repurchase agreements, short-term FHLB advances and GNMA optional repurchase loans.  Short-term borrowings totaled $129.5 million at December 31, 2018, a decrease of $1.311 billion, or 91.0%, when compared with $1.441 billion at December 31, 2017, primarily due to declines in short-term FHLB advances with the FHLB of Dallas and upstream federal funds purchased, as a result of the growth in deposits out-pacing the growth in LHFI and the run-off of maturing investment securities. Short-term FHLB advances decreased $900.0 million during 2018 primarily due to the maturity of $525.0 million in short-term FHLB advances and prepayment of $375.0 million short-term advances with the FHLB of Dallas.

Federal funds purchased and securities sold under repurchase agreements totaled $50.5 million at December 31, 2018 compared to $469.8 million at December 31, 2017, a decrease of $419.4 million, or 89.3%.  Of these amounts $50.5 million and $139.8 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, Trustmark had no upstream federal funds purchased at December 31, 2018 compared to $330.0 million at December 31, 2017 primarily due to changes in Trustmark’s funding and liquidity needs.  See the section captioned “Liquidity” for additional information.

The table below presents information concerning qualifying components of Trustmark’s short-term borrowings for each of the last three years ($ in thousands):

	2018	2017	2016
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$50,471	$469,827	$539,817
Weighted average interest rate at end of period	0.37%	1.06%	0.52%
Maximum amount outstanding at any month end during each period	$524,208	$620,698	$606,336
Average amount outstanding during each period	329,649	512,085	495,197
Weighted average interest rate during each period	1.45%	0.81%	0.35%

Short-term borrowings:
Amount outstanding at end of period	$79,006	$971,049	$769,778
Weighted average interest rate at end of period	1.05%	1.35%	0.72%
Maximum amount outstanding at any month end during each period	$976,071	$1,423,787	$769,778
Average amount outstanding during each period	316,775	1,138,353	370,008
Weighted average interest rate during each period	1.58%	1.14%	1.00%

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

At December 31, 2018, the fair value of the Continuing Plan’s assets totaled $4.0 million and was exceeded by the projected benefit obligation of $9.2 million by $5.2 million.  Net periodic benefit cost equaled $1.1 million in 2018, compared with $20.5 million in

2017 and $7.5 million in 2016.  The increase in the net periodic benefit cost during 2017 was principally due to the $17.6 million one-time pension settlement expense as a result of the termination of the Plan.  Excluding this one-time pension settlement expense, net periodic benefit cost during 2017 totaled $2.8 million.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2018, 2017 and 2016, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.  For additional information regarding the assumptions used by Management, please refer to the section captioned “Critical Accounting Policies – Defined Benefit Plans.”

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2018, Trustmark’s minimum required contribution to the Continuing Plan was $148 thousand.  During 2018, Trustmark contributed $275 thousand to the Continuing Plan for the plan year ended December 31 2018.  For the plan year ending December 31, 2019, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $160 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2019 to determine any additional funding requirements by the plan’s measurement date.

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

At December 31, 2018, the accrued benefit obligation for the supplemental retirement plans equaled $53.3 million, while the net periodic benefit cost equaled $3.1 million in 2018, $3.4 million in 2017 and $3.6 million in 2016.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date, which is December 31.  The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2018, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

Contractual Obligations

Trustmark is obligated to make payments under specific long-term and certain other binding contractual arrangements.  The following table provides a schedule of the amount of the payments due under those obligations as of December 31, 2018 ($ in thousands):

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,478,845	$351,523	$54,540	$2,991	$1,887,899
Securities sold under repurchase agreements	45,509	—	—	—	45,509
FHLB advances	—	726	—	153	879
Junior subordinated debt securities	—	—	—	61,856	61,856
Operating lease obligations	8,680	15,337	12,468	29,673	66,158
Total	$1,533,034	$367,586	$67,008	$94,673	$2,062,301

Capital Resources

At December 31, 2018, Trustmark’s total shareholders’ equity was $1.591 billion, an increase of $19.8 million, or 1.3%, when compared to December 31, 2017.  During 2018, shareholders’ equity increased primarily as a result of net income of $149.6 million partially offset by common stock dividends of $62.4 million and common stock repurchases of $62.4 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% and 1.250% at December 31, 2018 and 2017, respectively.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities.  For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2018 and 2017.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 18 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2018 and 2017.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2018, 2017 and 2016 were $0.92.  Trustmark’s dividend payout ratio for 2018, 2017 and 2016 was 41.44%, 58.97%, and 57.50%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  In 2019, TNB will have available approximately $66.0 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2019 by Trustmark will be determined by Trustmark’s Board of Directors.

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

During 2018, Trustmark reduced its funding needs from external sources as a result of growth in deposits out-pacing growth in LHFI and Management’s decision during the fourth quarter of 2017 to suspend reinvestment of security cash flows and allow the run-off of maturing investment securities.  The reduction in Trustmark’s funding needs from external sources is reflected in the changes in balances from its various borrowing sources which are discussed below.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $10.980 billion for 2018 and represented approximately 81.5% of average liabilities and shareholders’ equity, compared to average deposits of $10.182 billion, which represented 74.2% of average liabilities and shareholders’ equity for 2017.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2018, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $23.9 million compared to $38.6 million at December 31, 2017.

At December 31, 2018, Trustmark had no upstream federal funds purchased, compared to $330.0 million at December 31, 2017.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at December 31, 2018 compared to $900.0 million of outstanding short-term advances and no outstanding long-term advances at December 31, 2017.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $2.827 billion at December 31, 2018.

In addition, at December 31, 2018, Trustmark had $879 thousand in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $958 thousand at December 31, 2017.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At December 31, 2018, Trustmark had approximately $496.2 million available in unencumbered agency securities compared to $1.299 billion at December 31, 2017.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017.

Another borrowing source is the Discount Window.  At December 31, 2018, Trustmark had approximately $1.012 billion available in collateral capacity at the Discount Window from pledges of commercial and industrial LHFI, compared with $1.042 billion at December 31, 2017.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2018, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the years ended December 31, 2018, 2017 and 2016.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $469 thousand at December 31, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $625 thousand will be reclassified as a decrease to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $203.2 million at December 31, 2018, with a negative valuation adjustment of $586 thousand, compared to $265.0 million, with a positive valuation adjustment of $663 thousand at December 31, 2017.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $318.0 million at December 31, 2018 compared to $349.0 million at December 31, 2017.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $2.4 million for the year ended December 31, 2018, compared to a net positive ineffectiveness of $254 thousand for the year ended December 31, 2017 and a net negative ineffectiveness of $2.9 million for the year ended December 31, 2016, respectively.  The increase in the net positive ineffectiveness was primarily due to the mortgage spread widening during 2018 and 2017.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $475.8 million related to this program, compared to $351.9 million as of December 31, 2017.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of December 31, 2018 and 2017, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $75 thousand and $80 thousand, respectively.  As of December 31, 2018, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $23.1 million, compared to two risk participation agreements as a beneficiary with an aggregate notional amount of $13.7 million at December 31, 2017.   As of December 31, 2018, Trustmark had entered into seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million compared to six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million at December 31, 2017.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2018 and 2017.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2018 and 2017.  At December 31, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2018	2017
+200 basis points	-0.9%	-2.1%
+100 basis points	-0.5%	-1.0%
-100 basis points	-1.2%	-4.2%

As shown in the table above, the interest rate shocks for 2018 illustrate little change in net interest income in rising rate scenarios or a falling rate environment.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2019 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2018 and 2017.  At December 31, 2018 and 2017, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2018	2017
+200 basis points	-3.2%	3.3%
+100 basis points	-1.1%	2.2%
-100 basis points	-1.8%	-10.0%

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

At December 31, 2018, the MSR fair value was approximately $95.6 million, compared to $84.3 million at December 31, 2017.  The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2018, would be a decline in fair value of approximately $3.3 million and $3.7 million, respectively, compared to a decline in fair value of approximately $3.1 million for both at December 31, 2017.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the “Corporation”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2015, which is the year the engagement letter was signed for the audit of the 2016 financial statements.

Atlanta, Georgia

February 19, 2019

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands except share data)

	December 31,
	2018	2017
Assets
Cash and due from banks (noninterest-bearing)	$349,561	$335,768
Federal funds sold and securities purchased under reverse repurchase agreements	830	615
Securities available for sale (at fair value)	1,811,813	2,238,635
Securities held to maturity (fair value: $889,733-2018; $1,046,247-2017)	909,643	1,056,486
Loans held for sale (LHFS)	153,799	180,512
Loans held for investment (LHFI)	8,835,868	8,569,967
Less allowance for loan losses, LHFI	79,290	76,733
Net LHFI	8,756,578	8,493,234
Acquired loans	106,932	261,517
Less allowance for loan losses, acquired loans	1,231	4,079
Net acquired loans	105,701	257,438
Net LHFI and acquired loans	8,862,279	8,750,672
Premises and equipment, net	178,668	179,339
Mortgage servicing rights	95,596	84,269
Goodwill	379,627	379,627
Identifiable intangible assets, net	11,112	16,360
Other real estate	34,668	43,228
Other assets	498,864	532,442
Total Assets	$13,286,460	$13,797,953

Liabilities
Deposits:
Noninterest-bearing	$2,937,594	$2,978,074
Interest-bearing	8,426,817	7,599,438
Total deposits	11,364,411	10,577,512
Federal funds purchased and securities sold under repurchase agreements	50,471	469,827
Short-term borrowings	79,006	971,049
Long-term Federal Home Loan Bank (FHLB) advances	879	946
Junior subordinated debt securities	61,856	61,856
Other liabilities	138,384	145,062
Total Liabilities	11,695,007	12,226,252

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 65,834,395 shares - 2018; 67,746,094 shares - 2017	13,717	14,115
Capital surplus	309,545	369,124
Retained earnings	1,323,870	1,228,187
Accumulated other comprehensive loss, net of tax	(55,679)	(39,725)
Total Shareholders' Equity	1,591,453	1,571,701
Total Liabilities and Shareholders' Equity	$13,286,460	$13,797,953

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest Income
Interest and fees on LHFS & LHFI	$395,969	$344,625	$299,645
Interest and fees on acquired loans	17,115	24,478	30,144
Interest on securities:
Taxable	66,082	76,192	77,614
Tax exempt	2,236	3,001	3,675
Interest on federal funds sold and securities purchased under reverse repurchase agreements	14	33	14
Other interest income	4,196	1,466	988
Total Interest Income	485,612	449,795	412,080
Interest Expense
Interest on deposits	53,936	22,717	12,748
Interest on federal funds purchased and securities sold under repurchase agreements	4,788	4,152	1,717
Other interest expense	7,468	15,376	10,082
Total Interest Expense	66,192	42,245	24,547
Net Interest Income	419,420	407,550	387,533
Provision for loan losses, LHFI	17,993	15,094	10,957
Provision for loan losses, acquired loans	(1,005)	(7,395)	3,757
Net Interest Income After Provision for Loan Losses	402,432	399,851	372,819
Noninterest Income
Service charges on deposit accounts	43,702	44,003	45,253
Bank card and other fees	28,905	28,286	27,906
Mortgage banking, net	34,674	29,902	28,212
Insurance commissions	40,481	38,168	36,764
Wealth management	30,338	30,340	30,492
Other, net	6,736	13,949	5,626
Securities gains (losses), net	—	15	(310)
Total Noninterest Income	184,836	184,663	173,943
Noninterest Expense
Salaries and employee benefits	238,033	229,265	229,250
Defined benefit plan termination	—	17,644	—
Services and fees	66,382	60,893	58,695
Net occupancy - premises	26,703	25,767	24,982
Equipment expense	24,830	24,453	24,225
Other real estate expense	2,002	3,672	586
FDIC assessment expense	9,429	11,010	11,243
Other expense	48,036	57,465	58,317
Total Noninterest Expense	415,415	430,169	407,298
Income Before Income Taxes	171,853	154,345	139,464
Income taxes	22,269	48,715	31,053
Net Income	$149,584	$105,630	$108,411

Earnings Per Share
Basic	$2.22	$1.56	$1.60
Diluted	$2.21	$1.56	$1.60

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income per consolidated statements of income	$149,584	$105,630	$108,411
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(14,416)	(8,641)	(9,667)
Reclassification adjustment for net (gains) losses realized in net income	—	(9)	191
Change in net unrealized holding loss on securities transferred to held to maturity	2,821	2,915	6,070
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	2,806	(760)	(148)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	187	154	154
Recognized net loss due to lump sum settlements	122	—	2,412
Change in net actuarial loss	919	1,211	442
Recognized net loss due to defined benefit plan termination	—	10,907	—
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	373	122	(228)
Reclassification adjustment for (gain) loss realized in net income	(242)	174	370
Other comprehensive income (loss), net of tax	(7,430)	6,073	(404)
Comprehensive income	$142,154	$111,703	$108,007

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2016	67,559,128	$14,076	$361,467	$1,142,908	$(45,394)	$1,473,057
Net income per consolidated statements of income	—	—	—	108,411	—	108,411
Other comprehensive income (loss), net of tax	—	—	—	—	(404)	(404)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,666)	—	(62,666)
Common stock issued, long-term incentive plan	103,112	22	2,155	(3,301)	—	(1,124)
Repurchase and retirement of common stock	(33,622)	(7)	(743)	—	—	(750)
Compensation expense, long-term incentive plan	—	—	3,684	—	—	3,684
Balance, December 31, 2016	67,628,618	14,091	366,563	1,185,352	(45,798)	1,520,208
Net income per consolidated statements of income	—	—	—	105,630	—	105,630
Other comprehensive income (loss), net of tax	—	—	—	—	6,073	6,073
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,795)	—	(62,795)
Shares withheld to pay taxes, long-term incentive plan	117,476	24	(1,748)	—	—	(1,724)
Compensation expense, long-term incentive plan	—	—	4,309	—	—	4,309
Balance, December 31, 2017	67,746,094	14,115	369,124	1,228,187	(39,725)	1,571,701
Net income per consolidated statements of income	—	—	—	149,584	—	149,584
Other comprehensive income (loss), net of tax	—	—	—	—	(7,430)	(7,430)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,425)	—	(62,425)
Shares withheld to pay taxes, long-term incentive plan	118,108	25	(1,451)	—	—	(1,426)
Accumulated other comprehensive loss adjustment, Tax Cuts and Jobs Act of 2017 (Tax Reform Act)	—	—	—	8,524	(8,524)	—
Repurchase and retirement of common stock	(2,029,807)	(423)	(61,998)	—	—	(62,421)
Compensation expense, long-term incentive plan	—	—	3,870	—	—	3,870
Balance, December 31, 2018	65,834,395	$13,717	$309,545	$1,323,870	$(55,679)	$1,591,453

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating Activities
Net income per consolidated statements of income	$149,584	$105,630	$108,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	16,988	7,699	14,714
Depreciation and amortization	38,940	38,471	36,613
Net amortization of securities	9,181	10,964	9,664
Securities (gains) losses, net	—	(15)	310
Gains on sales of loans, net	(21,615)	(18,933)	(20,531)
Deferred income tax provision	11,740	26,068	18,000
Proceeds from sales of loans held for sale	1,114,020	1,197,821	1,404,852
Purchases and originations of loans held for sale	(1,052,339)	(1,179,187)	(1,392,155)
Originations of mortgage servicing rights	(15,759)	(15,860)	(16,745)
Earnings on bank-owned life insurance	(5,358)	(5,025)	(4,883)
Net change in other assets	(1,891)	23,451	(20,129)
Net change in other liabilities	(1,277)	9,093	7,284
Other operating activities, net	(3,016)	6,430	2,932
Net cash from operating activities	239,198	206,607	148,337

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	149,308	174,976	277,373
Proceeds from maturities, prepayments and calls of securities available for sale	423,617	467,194	486,915
Proceeds from sales of securities available for sale	—	27,682	24,693
Purchases of securities held to maturity	—	(69,989)	(239,446)
Purchases of securities available for sale	(23,901)	(346,159)	(547,112)
Net proceeds from bank-owned life insurance	1,824	3,623	2,585
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(215)	6,785	(250)
Net change in member bank stock	35,451	4,474	(8,386)
Net change in loans	(140,710)	(608,886)	(677,296)
Purchases of premises and equipment	(14,644)	(13,219)	(10,208)
Proceeds from sales of premises and equipment	772	8,377	6,799
Proceeds from sales of other real estate	20,502	26,849	42,809
Purchases of software	(13,195)	(5,498)	(8,024)
Investments in tax credit and other partnerships	(22)	(5,296)	(116)
Net cash used in business acquisition	—	(19,775)	—
Net cash from investing activities	438,787	(348,862)	(649,664)

Financing Activities
Net change in deposits	786,899	355,342	467,782
Net change in federal funds purchased and securities sold under repurchase agreements	(419,356)	(69,990)	98,775
Net change in short-term borrowings	(905,396)	(67,451)	(150,748)
Payments on long-term FHLB advances	(67)	(65)	(94)
Proceeds from long-term FHLB advances	—	—	250,000
Redemption of junior subordinated debt securities	—	(3,000)	—
Payment of subordinated debt	—	—	(50,000)
Common stock dividends	(62,425)	(62,795)	(62,666)
Repurchase and retirement of common stock	(62,421)	—	(750)
Shares withheld to pay taxes, long-term incentive plan	(1,426)	(1,724)	(1,017)
Net cash from financing activities	(664,192)	150,317	551,282

Net change in cash and cash equivalents	13,793	8,062	49,955
Cash and cash equivalents at beginning of year	335,768	327,706	277,751
Cash and cash equivalents at end of year	$349,561	$335,768	$327,706

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 196 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2019 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations.  Actual results could differ from those estimates.

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

Loans Held for Sale (LHFS)

Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Segment are considered to be held for sale.  In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Trustmark has elected to account for its LHFS under the fair value option permitted by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 825, “Financial Instruments,” with interest income on the LHFS reported in interest and fees on LHFS and LHFI.  Trustmark reports unrealized gains and losses resulting from changes in the fair value of the LHFS accounted for under the fair value option as noninterest income in mortgage banking, net.  LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in the fair value reported as noninterest income in mortgage banking, net.  Changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for its LHFS at the lower of cost or fair value and the derivative instruments at fair value.  Realized gains and losses upon ultimate sale of the loans are reported as noninterest income in mortgage banking, net.

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

A LHFI is considered impaired when, based on current information and events, it is probable that Trustmark will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In accordance with FASB ASC Subtopic 310-40-35, “Troubled Debt Restructurings by Creditors: Subsequent Measurement,” all loans restructured in a troubled debt restructuring (TDR), without regard to a loan’s accrual status, are impaired loans.  Additionally, Trustmark specifically reviews all commercial nonaccrual relationships of $500 thousand or more for impairment.  Trustmark considers all commercial nonaccrual relationships of $500 thousand or more, which have been specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs to be individually evaluated impaired LHFI.  If a LHFI that has been specifically reviewed for impairment is deemed impaired, the full difference between the book value and the estimated net realizable value of the collateral is charged off or a specific valuation allowance is established.  Commercial nonaccrual relationships under $500 thousand are not specifically reviewed for impairment due to the insignificant number and dollar amount of these types of loans.  Nonaccrual LHFI includes both individually evaluated impaired LHFI as well as smaller balance homogeneous loans that are collectively evaluated for impairment.  Consistent with the policy for nonaccrual LHFI, interest payments on impaired LHFI, with the exception of TDRs in accrual status, are applied to principal.  Impaired LHFI, or portions thereof, are charged off when deemed uncollectible.

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

Troubled debt restructurings are addressed in Trustmark’s loan policy, and in accordance with that policy, any modifications or concessions that may result in a TDR are subject to a special approval process which allows for control, identification, and monitoring of these arrangements.  Prior to granting a concession, a revised borrowing arrangement is proposed which is structured so as to improve collectability of the loan in accordance with a reasonable repayment schedule with any loss promptly identified.  It is supported by a thorough evaluation of the borrower’s financial condition and prospects for repayment under those revised terms.  Other TDRs arising from renewals or extensions of existing debt are routinely identified through the processes utilized in the Problem Loan Committee and in the Credit Quality Review Committee.  TDRs are subsequently reported to the Directors’ Credit Policy Committee on a quarterly basis and are disclosed in Trustmark’s consolidated financial statements in accordance with GAAP and regulatory reporting guidance.

All loans whose terms have been modified in a troubled debt restructuring are evaluated for impairment under FASB ASC Topic 310, “Receivables.” Accordingly, Trustmark measures any loss on the restructuring in accordance with that guidance.  A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40.  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.

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

Premises and Equipment, Net

Premises and equipment are reported at cost, less accumulated depreciation and amortization.  Depreciation is charged to expense over the estimated useful lives of the assets, which are up to thirty-nine years for buildings and three to ten years for furniture and equipment.  Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  In cases where Trustmark has the right to renew the lease for additional periods, the lease term for the purpose of calculating amortization of the capitalized cost of the leasehold improvements is extended when Trustmark is “reasonably assured” that it will renew the lease.  Depreciation and amortization expenses are computed using the straight-line method.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that such long-lived assets have become impaired.  Measurement of any impairment of such long-lived assets is based on the fair values of those assets.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Trustmark accounts for its investments in FHLB and Federal Reserve Bank of Atlanta stock in accordance with FASB ASC Topic 942-325, “Financial Services-Depository and Lending-Investments-Other.”  FHLB and Federal Reserve Bank stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market.  FHLB and Federal Reserve Bank stock are carried at cost and evaluated for impairment.  Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets.  At December 31, 2018 and 2017, Trustmark’s investment in member bank stock totaled $32.2 million and $67.7 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2018, 2017 and 2016.

Revenue from Contracts with Customers

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

General Banking Segment

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the year ended December 31, 2018 resulted in net gains of $700 thousand compared to $2.1 million for the year ended December 31, 2017 and $7.0 million for the year ended December 31, 2016.

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

Wealth Management Segment

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

Insurance Segment

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

Most of the commissions from insurance contracts are subject to clawback provisions which require FBBI to refund a prorated amount of the commissions received as a result of policy cancellations or lapses.  Commissions subject to clawback provisions are considered variable consideration under FASB ASC Topic 606.  Trustmark believes the expected value method of estimating the commissions subject to clawback provisions would best predict the amount of commissions FBBI will be entitled to because of the large number of insurance contracts with similar characteristics and the number of possible outcomes.  FBBI calculates a separate weighted-average percentage (returned commissions percentage) based on actual cancellations over the previous three years for commercial lines, bonds, and personal lines.  FBBI applies the respective returned commissions percentage to the commission revenue earned related to insurance contracts within these three lines each month to calculate the estimated returned commissions amount, which represents the variable consideration subject to variable constraint.  Revenue from insurance contracts is reported net of the variable consideration subject to variable constraint.  FBBI performs an analysis of the returned commissions reserve quarterly and adjusts the reserve balance based on all available information including actual cancellations and the remaining term of the contract.  The returned commission percentage is updated annually.

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

Commercial Insurance

Revenue from FBBI’s commercial insurance contracts (both agency billed and direct billed) consists of a set commission amount, which is subject to clawback provisions.  Revenue from commercial installment insurance contracts consists of a set commission amount, which is not subject to clawback provisions.  An estimated commission amount is entered in the agency management system when a commercial insurance contract is placed.  FBBI records a top line receivable based on the estimated commission amount entered in the system each month, along with a corresponding amount recognized as revenue, and then adjusts the estimated receivable when the commissions are received from the insurance provider or customer.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Income taxes paid	$12,435	$7,371	$24,836
Interest paid on deposits and borrowings	66,358	41,472	24,312
Noncash transfers from loans to other real estate (1)	12,115	8,760	23,965
Transfer of long-term FHLB advances to short-term	—	250,038	500,009
Assets acquired in business combination	—	196,265	—
Liabilities assumed in business combination	—	184,949	—

(1)	Includes transfers from covered loans to foreclosed properties.

Per Share Data

Trustmark accounts for per share data in accordance with FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  Trustmark has determined that its outstanding unvested stock awards are not participating securities.  Based on this determination, no change has been made to Trustmark’s current computation for basic and diluted EPS.

Basic EPS is computed by dividing net income by the weighted-average shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted-average shares of common stock outstanding, adjusted for the effect of potentially dilutive stock awards outstanding during the period.

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Basic shares	67,505	67,727	67,620
Dilutive shares	154	160	164
Diluted shares	67,659	67,887	67,784

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2018	2017	2016
Weighted-average antidilutive stock awards	1	74	2

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

ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  Issued in March 2017, ASU 2017-07 is designed to improve guidance related to the presentation of defined benefit costs in the income statement.  In particular, ASU No. 2017-07 requires that an employer report the service cost component in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  If a separate line item or items are used to present the other components of net benefit cost, then that line item or items must be appropriately described.  However, if a separate line item or items are not used, then the line item(s) used in the income statement to present the other components of net benefit cost must be disclosed.  Additionally, ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable.  The amendments of ASU 2017-07 must be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement and prospectively, on or after the adoption date, for capitalization of the service cost component in assets.  Management evaluated the amendments of this ASU and determined that the amendments of ASU 2017-07 would require a reclassification of the net periodic benefit cost, with the exception of the service cost component, from salaries and employee benefits to other expense on the consolidated statements of income for each period presented, which is not considered material to Trustmark’s consolidated financial statements.  Trustmark adopted the amendments of ASU 2017-07 effective January 1, 2018.  Trustmark elected the available practical expedient which allows Trustmark to use the amounts disclosed in its pension and other postretirement benefits footnote for the prior comparative periods for applying the retrospective presentation requirements.  As a result of the adoption of ASU 2017-07, Trustmark reclassified $3.5 million, $5.7 million and $10.4 million of the net periodic benefit cost from salaries and employee benefits to other expense in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, respectively.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (An Amendment of the FASB Accounting Standards Codification).”  Issued in January 2016, ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information.  The amendments of ASU 2016-01 include: (i) requiring equity investments, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, to be measured at fair value with changes in fair value recognized in net income; (ii) requiring a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) requiring an entity that has elected the fair value option to measure the fair value of a liability to present separately in other comprehensive income the portion of the change in the fair value resulting from a change in the instrument-specific credit risk; (vi) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets.  The amendments of ASU 2016-01 became effective for Trustmark on January 1, 2018.  Trustmark’s investments in member bank stock, which are equity securities that do not have readily determinable fair values, are not within the scope of ASU 2016-01.  See Note 1 – Significant Accounting Policies, “Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock” for information regarding Trustmark’s investment in member bank stock.  Adoption of the amendments of ASU 2016-01 resulted in changes to Trustmark’s fair value related disclosures, specifically amendments (iii) which eliminated the requirement to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet and (iv) which required the use of the exit price notion when measuring the fair value of the LHFI portfolio.  Changes to Trustmark’s fair value related disclosures are presented in Note 19 – Fair Value of this report.  The adoption of ASU 2016-01 did not have a material impact on Trustmark’s consolidated financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  Issued in May 2014, ASU 2014-09 will add FASB ASC Topic 606, “Revenue from Contracts with Customers,” and will supersede revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” as well as certain cost guidance in FASB ASC Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts.”  ASU 2014-09 provides a framework for revenue recognition that replaces the existing industry and transaction specific requirements under the existing standards.  ASU 2014-09 requires an entity to apply a five-step model to determine when to recognize revenue and at what amount.  The model specifies that revenue should be recognized when (or as) an entity transfers control of goods or services to a customer at the amount in which the entity expects to be entitled.  Depending on whether certain criteria are met, revenue should be recognized either over time, in a manner that depicts the entity’s performance, or at a point in time, when control of the goods or services are transferred to the customer.  ASU 2014-09 provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  In addition, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09.  The amendments of ASU 2014-09 may be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application.  If the transition method of application is elected, the entity should also provide the additional disclosures in reporting periods that include the date of initial application of (1) the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and (2) an explanation of the reasons for significant changes.  The amendments of ASU 2014-09 and all subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 606, became effective for Trustmark on January 1, 2018.  Trustmark elected to adopt these amendments using the modified retrospective method (cumulative effect method) of application for only those contracts not completed as of the date of adoption; therefore, comparative information has not been adjusted and continues to be reported under legacy GAAP.  Trustmark’s contracts with customers are primarily for a term of one year or less and substantially all of Trustmark’s contracts were completed as of January 1, 2018.  Management determined that approximately 23% of the revenues earned by Trustmark are within the scope of ASU 2014-09, and, for most of the revenue streams within the scope of ASU 2014-09, the amendments do not change the timing or amount of revenue recognized.  No cumulative adjustment was recorded as a result of the adoption of ASU 2014-09.  Disclosures required by the amendments of ASU 2014-09 are presented in Note 13 – Revenue from Contracts with Customers of this report.  The adoption of ASU 2014-09 did not have a material impact on Trustmark’s consolidated financial statements.  Changes in Trustmark’s accounting policies as a result of adopting the amendments of ASU 2014-09 included the following:

Bank Card and Other Fees

Previously, Trustmark recognized interchange fee revenue from point of sale transactions in full as noninterest income in bank card and other fees and recorded a separate expense as noninterest expense in other expense for the amounts payable to the payment network.  Under the guidelines of FASB ASC Topic 606, Trustmark records the amounts payable to the payment network for point of sale transactions as noninterest income in bank card and other fees and, therefore, reports revenue from interchange fee contracts net of the consideration for which Trustmark is not entitled.

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

ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.”  Issued in August 2017, ASU 2017-12 aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements.  The amendments in ASU 2017-12 aim to better align an entity’s risk management activities and financial reporting for hedging relationships by expanding and refining hedge accounting for both non-financial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  The amendments in ASU 2017-12 (i) permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk; (ii) change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk; (iii) continue to allow an entity to exclude option premiums and forward points from the assessment of hedge effectiveness; and (iv) permit an entity to exclude the portion of the change in fair value of a currency swap that is attributable to a cross-country basis spread from the assessment of hedge effectiveness.  The amendments of ASU 2017-12 also include targeted improvements intended to simplify the application of hedge accounting.  All transition requirements and elections must be applied to all hedging relationships existing at the date of adoption.  The amendments of ASU 2017-12 became effective for Trustmark on January 1, 2019.  ASU 2017-12 did not have any impact to Trustmark’s existing hedging relationships at adoption; therefore, the adoption of ASU 2017-12 did not have a material impact on Trustmark’s consolidated financial statements.

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 became effective for Trustmark on January 1, 2019.  As of December 31, 2018, Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 was immaterial.  The adoption of ASU 2017-08 did not have to have a material impact on Trustmark’s consolidated financial statements.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 is effective prospectively for annual, or any interim, goodwill impairment tests in fiscal years beginning after December 15, 2019.  Based on Trustmark’s annual goodwill impairment test performed as of October 1, 2018, the fair value of its reporting units exceeded the carrying value and, therefore, the related goodwill was not impaired.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date; however, the adoption of ASU 2017-04 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark has established a Current Expected Credit Loss (CECL) Steering Committee, a CECL Solution Development Working Group and a CECL Working Group which include the appropriate members of Management to evaluate the impact this ASU will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in this ASU as well as any resources needed to implement the amendments.  Trustmark intends to adopt the amendments of ASU 2016-13 during the first quarter of 2020.  Trustmark selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with amendments of ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate the impact to Trustmark.  Trustmark is working with the third-party vendor on using various modeling techniques to develop its methodology.  Trustmark is on schedule to fully comply with all CECL requirements within its internally established timeframe for implementation.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  At adoption, Trustmark will recognize a lease asset and a corresponding lease liability on its consolidated balance sheet for its total lease obligation measured on a discounted basis.  In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842: Leases,” which provides corrections or improvements to a number of areas within FASB ASC Topic 842 and has the same transition guidance and effective date as ASU 2016-02. The FASB also issued ASU 2018-11, “Leases (Topic 842)-Targeted Improvements”, in July 2018, which provides entities with an additional and optional transition method to adopt the new lease standard and, for lessors only, a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component.  The amendments in ASU 2018-11 allow an entity the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to at the beginning of the earliest period presented in the financial statements.  The amendments of ASU 2018-11 have the same effective date as ASU 2016-02.  In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors.  The amendments of ASU 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases.  Trustmark has an immaterial amount of leases in which it is the lessor.  Based on Management’s evaluation, Trustmark does not expect the amendments of ASU 2016-02 to have any material impact to these leases or the related income.  Trustmark obtained a third-party software application which will provide lease contract maintenance and lease accounting under the guidelines of FASB ASC Topic 842.  All existing lease contracts have been loaded into the software application and reviewed by Management.  The amendments of ASU 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for Trustmark on January 1, 2019.  Management is currently finalizing the evaluation of Trustmark’s lease obligations as potential lease assets and liabilities as defined by ASU 2016-02; however, the adoption of ASU 2016-02 is not expected to have a material impact on Trustmark’s consolidated financial statements.  Based on Management’s preliminary analysis of Trustmark’s existing lease contracts, it is estimated that the adoption of ASU 2016-02 will result in a less than 0.5% increase in assets and liabilities on Trustmark’s consolidated balance sheets.  Disclosures required by the amendments of ASU 2016-02 will be presented beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019.

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

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2018 and 2017 were $112.4 million and $100.8 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2018 and 2017 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government agency obligations	$31,235	$109	$(1,009)	$30,335	$3,736	$78	$—	$3,814
Obligations of states and political subdivisions	50,503	200	(27)	50,676	35,783	255	(139)	35,899
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,648	147	(2,301)	67,494	12,090	45	(257)	11,878
Issued by FNMA and FHLMC	685,520	127	(18,963)	666,684	115,133	43	(2,887)	112,289
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	830,129	67	(18,595)	811,601	578,827	189	(15,441)	563,575
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	187,494	191	(2,662)	185,023	164,074	299	(2,095)	162,278
Total	$1,854,529	$841	$(43,557)	$1,811,813	$909,643	$909	$(20,819)	$889,733

December 31, 2017
U.S. Government agency obligations	$45,763	$322	$(800)	$45,285	$3,692	$182	$—	$3,874
Obligations of states and political subdivisions	78,433	850	(54)	79,229	46,039	1,044	(59)	47,024
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	66,634	215	(1,103)	65,746	13,539	207	(73)	13,673
Issued by FNMA and FHLMC	824,872	827	(11,249)	814,450	133,975	210	(1,559)	132,626
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,028,176	1,808	(13,194)	1,016,790	678,926	1,209	(11,065)	669,070
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	218,252	426	(1,543)	217,135	180,315	1,102	(1,437)	179,980
Total	$2,262,130	$4,448	$(27,943)	$2,238,635	$1,056,486	$3,954	$(14,193)	$1,046,247

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2018 and 2017, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $15.7 million ($11.8 million, net of tax) and $19.5 million ($12.0 million, net of tax), respectively.

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment at December 31, 2018 and 2017 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$—	$—	$25,045	$(1,009)	$25,045	$(1,009)
Obligations of states and political subdivisions	4,954	(9)	12,802	(157)	17,756	(166)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,163	(54)	61,141	(2,504)	70,304	(2,558)
Issued by FNMA and FHLMC	31,931	(172)	731,749	(21,678)	763,680	(21,850)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,643	(110)	1,296,221	(33,926)	1,342,864	(34,036)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	5,497	(37)	272,789	(4,720)	278,286	(4,757)
Total	$98,188	$(382)	$2,399,747	$(63,994)	$2,497,935	$(64,376)

December 31, 2017
U.S. Government agency obligations	$5,214	$(113)	$29,432	$(687)	$34,646	$(800)
Obligations of states and political subdivisions	19,345	(80)	3,874	(33)	23,219	(113)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	37,304	(351)	29,446	(825)	66,750	(1,176)
Issued by FNMA and FHLMC	506,410	(4,219)	369,060	(8,589)	875,470	(12,808)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	755,013	(7,668)	534,955	(16,591)	1,289,968	(24,259)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	230,898	(1,719)	55,288	(1,261)	286,186	(2,980)
Total	$1,554,184	$(14,150)	$1,022,055	$(27,986)	$2,576,239	$(42,136)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2018. There were no other-than-temporary impairments for the years ended December 31, 2018, 2017 and 2016.

Security Gains and Losses

For the periods presented, gross realized gains or losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2018	2017	2016
Proceeds from calls and sales of securities	$—	$27,682	$24,693
Gross realized gains	—	16	32
Gross realized losses	—	(1)	(342)

Securities Pledged

Securities with a carrying value of $2.144 billion and $1.834 billion at December 31, 2018 and 2017, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both December 31, 2018 and 2017, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2018, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$24,449	$24,475	$170	$170
Due after one year through five years	27,271	27,481	35,073	35,193
Due after five years through ten years	3,056	2,989	4,276	4,350
Due after ten years	26,962	26,066	—	—
	81,738	81,011	39,519	39,713
Mortgage-backed securities	1,772,791	1,730,802	870,124	850,020
Total	$1,854,529	$1,811,813	$909,643	$889,733

Note 5 – LHFI and Allowance for Loan Losses, LHFI

At December 31, 2018 and 2017, LHFI consisted of the following ($ in thousands):

	December 31,
	2018	2017
Loans secured by real estate:
Construction, land development and other land	$1,056,601	$987,624
Secured by 1-4 family residential properties	1,825,492	1,675,311
Secured by nonfarm, nonresidential properties	2,220,914	2,193,823
Other real estate secured	543,820	517,956
Commercial and industrial loans	1,538,715	1,570,345
Consumer loans	182,448	171,918
State and other political subdivision loans	973,818	952,483
Other loans	494,060	500,507
LHFI	8,835,868	8,569,967
Less allowance for loan losses, LHFI	79,290	76,733
Net LHFI	$8,756,578	$8,493,234

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2018, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2018 and 2017, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $49.0 million and $59.9 million, respectively.  During 2018, $440.5 million of new loan advances were made, while repayments were $451.4 million.  There were no increases in loans due to changes in executive officers and directors.

Nonaccrual and Past Due LHFI

At December 31, 2018 and 2017, the carrying amounts of nonaccrual LHFI were $61.6 million and $67.6 million, respectively.  Included in these amounts were $16.7 million and $23.2 million, respectively, of nonaccrual LHFI classified as TDRs.  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2018.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$284	$—	$—	$284	$2,218	$1,054,099	$1,056,601
Secured by 1-4 family residential properties	8,600	1,700	569	10,869	14,718	1,799,905	1,825,492
Secured by nonfarm, nonresidential properties	1,887	—	—	1,887	9,621	2,209,406	2,220,914
Other real estate secured	197	99	—	296	927	542,597	543,820
Commercial and industrial loans	1,346	300	—	1,646	23,938	1,513,131	1,538,715
Consumer loans	1,800	353	287	2,440	205	179,803	182,448
State and other political subdivision loans	186	—	—	186	8,595	965,037	973,818
Other loans	83	—	—	83	1,402	492,575	494,060
Total	$14,383	$2,452	$856	$17,691	$61,624	$8,756,553	$8,835,868
(1)	Past due 90 days or more but still accruing interest.

	December 31, 2017
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$391	$1	$—	$392	$2,105	$985,127	$987,624
Secured by 1-4 family residential properties	6,412	2,084	1,917	10,413	19,022	1,645,876	1,675,311
Secured by nonfarm, nonresidential properties	2,319	256	—	2,575	12,608	2,178,640	2,193,823
Other real estate secured	—	—	—	—	212	517,744	517,956
Commercial and industrial loans	759	1,233	12	2,004	33,338	1,535,003	1,570,345
Consumer loans	2,141	255	242	2,638	135	169,145	171,918
State and other political subdivision loans	350	39	—	389	—	952,094	952,483
Other loans	18	4	—	22	155	500,330	500,507
Total	$12,390	$3,872	$2,171	$18,433	$67,575	$8,483,959	$8,569,967
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

Trustmark’s individually evaluated impaired LHFI include all commercial nonaccrual relationships of $500 thousand or more, which are specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Topic 310-10-50-20, and are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a LHFI that has been specifically reviewed for impairment is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is either charged off or a specific reserve is established.  As subsequent events dictate and estimated net realizable values change, further adjustments may be necessary.

No material interest income was recognized in the accompanying consolidated statements of income on impaired LHFI for each of the years in the three-year period ended December 31, 2018.

At December 31, 2018 and 2017, individually evaluated for impaired LHFI consisted of the following ($ in thousands):

	December 31, 2018
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$1,794	$1,528	$24	$1,552	$—	$1,738
Secured by 1-4 family residential properties	4,951	95	3,868	3,963	39	4,328
Secured by nonfarm, nonresidential properties	8,282	6,728	2,748	9,476	413	8,898
Other real estate secured	—	—	248	248	—	124
Commercial and industrial loans	37,786	12,893	17,824	30,717	4,334	26,725
Consumer loans	2	—	2	2	—	6
State and other political subdivision loans	8,688	4,079	4,516	8,595	516	4,297
Other loans	1,418	230	1,052	1,282	1,052	804
Total	$62,921	$25,553	$30,282	$55,835	$6,354	$46,920

	December 31, 2017
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$1,704	$1,206	$199	$1,405	$75	$1,923
Secured by 1-4 family residential properties	6,031	160	4,576	4,736	1,331	4,693
Secured by nonfarm, nonresidential properties	15,205	10,027	396	10,423	165	8,321
Other real estate secured	—	—	—	—	—	—
Commercial and industrial loans	36,874	31,281	518	31,799	131	22,734
Consumer loans	17	—	17	17	—	9
State and other political subdivision loans	—	—	—	—	—	—
Other loans	556	—	556	556	41	325
Total	$60,387	$42,674	$6,262	$48,936	$1,743	$38,005

Troubled Debt Restructurings

At December 31, 2018, 2017 and 2016, LHFI classified as TDRs totaled $28.2 million, $23.9 million and $14.5 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time which totaled $23.8 million, $20.5 million and $9.8 million, respectively.  The remaining TDRs at December 31, 2018, 2017 and 2016 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $4.4 million of unused commitments on TDRs at December 31, 2018, compared to no material unused commitments on TDRs at December 31, 2017 and 2016.

For TDRs, Trustmark had a related loan loss allowance of $2.3 million at December 31, 2018, $458 thousand at December 31, 2017 and $2.2 million at December 31, 2016.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $18.4 million, $127 thousand and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following tables illustrate the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Year Ended December 31, 2018
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$22	$22
Secured by 1-4 family residential properties	23	2,102	1,660
Secured by nonfarm, nonresidential properties	2	1,780	1,780
Commercial and industrial loans	23	26,970	25,862
Consumer loans	3	4	4
Total	52	$30,878	$29,328

	Year Ended December 31, 2017
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$341	$325
Secured by 1-4 family residential properties	22	1,478	1,487
Secured by nonfarm, nonresidential properties	1	426	426
Commercial and industrial loans	8	12,836	12,836
Other loans	1	556	556
Total	33	$15,637	$15,630

	Year Ended December 31, 2016
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$14	$14
Secured by 1-4 family residential properties	18	1,386	1,391
Secured by nonfarm, nonresidential properties	2	717	717
Commercial and industrial loans	5	10,043	9,982
Consumer loans	1	2	2
Total	27	$12,162	$12,106
The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the period ($ in thousands):

	Years Ended December 31,
	2018		2017		2016
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	1	$22	—	$—	—	$—
Loans secured by 1-4 family residential properties	5	734	4	78	1	—
Commercial and industrial loans	6	15,178	3	9,526	2	2,154
Consumer loans	1	1	—	—	—	—
Total	13	$15,935	7	$9,604	3	$2,154

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

The following tables detail LHFI classified as TDRs by loan type at December 31, 2018, 2017 and 2016 ($ in thousands):

	December 31, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$24	$24
Secured by 1-4 family residential properties	743	3,125	3,868
Secured by nonfarm, nonresidential properties	1,734	395	2,129
Commercial and industrial loans	9,007	12,620	21,627
Consumer loans	—	2	2
Other loans	—	540	540
Total TDRs	$11,484	$16,706	$28,190

	December 31, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$199	$199
Secured by 1-4 family residential properties	51	3,140	3,191
Secured by nonfarm, nonresidential properties	—	421	421
Commercial and industrial loans	53	19,434	19,487
Consumer loans	—	17	17
Other loans	556	—	556
Total TDRs	$660	$23,211	$23,871

	December 31, 2016
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$405	$405
Secured by 1-4 family residential properties	—	2,873	2,873
Secured by nonfarm, nonresidential properties	—	881	881
Commercial and industrial loans	53	10,266	10,319
Consumer loans	—	2	2
Total TDRs	$53	$14,427	$14,480

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

To enhance this process, nonaccrual relationships of $500 thousand or more that are rated in one of the classified categories are routinely reviewed to establish an expectation of loss, if any, and if such examination indicates that the level of reserve is not adequate to cover the expectation of loss, a special reserve or impairment is generally applied.

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

The tables below present LHFI by loan type and credit quality indicator at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$982,305	$75	$5,645	$203	$988,228
Secured by 1-4 family residential properties	123,191	216	2,731	229	126,367
Secured by nonfarm, nonresidential properties	2,182,106	1,250	37,025	473	2,220,854
Other real estate secured	537,958	323	4,610	—	542,891
Commercial and industrial loans	1,468,262	12,431	55,943	2,079	1,538,715
Consumer loans	—	—	—	—	—
State and other political subdivision loans	958,214	5,250	10,354	—	973,818
Other loans	460,568	17,842	10,323	49	488,782
Total	$6,712,604	$37,387	$126,631	$3,033	$6,879,655

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$67,913	$124	$—	$336	$68,373	$1,056,601
Secured by 1-4 family residential properties	1,675,455	9,872	569	13,229	1,699,125	1,825,492
Secured by nonfarm, nonresidential properties	60	—	—	—	60	2,220,914
Other real estate secured	929	—	—	—	929	543,820
Commercial and industrial loans	—	—	—	—	—	1,538,715
Consumer loans	179,802	2,153	288	205	182,448	182,448
State and other political subdivision loans	—	—	—	—	—	973,818
Other loans	5,278	—	—	—	5,278	494,060
Total	$1,929,437	$12,149	$857	$13,770	$1,956,213	$8,835,868

	December 31, 2017
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$922,563	$316	$3,780	$222	$926,881
Secured by 1-4 family residential properties	127,405	134	4,948	76	132,563
Secured by nonfarm, nonresidential properties	2,135,749	6,684	50,785	527	2,193,745
Other real estate secured	517,036	—	517	—	517,553
Commercial and industrial loans	1,437,590	28,780	103,089	886	1,570,345
Consumer loans	—	—	—	—	—
State and other political subdivision loans	936,420	5,850	10,213	—	952,483
Other loans	478,083	—	16,390	108	494,581
Total	$6,554,846	$41,764	$189,722	$1,819	$6,788,151

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$60,240	$342	$—	$161	$60,743	$987,624
Secured by 1-4 family residential properties	1,516,691	7,874	1,809	16,374	1,542,748	1,675,311
Secured by nonfarm, nonresidential properties	78	—	—	—	78	2,193,823
Other real estate secured	403	—	—	—	403	517,956
Commercial and industrial loans	—	—	—	—	—	1,570,345
Consumer loans	169,146	2,396	242	134	171,918	171,918
State and other political subdivision loans	—	—	—	—	—	952,483
Other loans	5,926	—	—	—	5,926	500,507
Total	$1,752,484	$10,612	$2,051	$16,669	$1,781,816	$8,569,967

Past Due LHFS

LHFS past due 90 days or more totaled $37.4 million and $35.5 million at December 31, 2018 and 2017, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2018 or 2017.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,390	$7,390
Secured by 1-4 family residential properties	39	8,602	8,641
Secured by nonfarm, nonresidential properties	413	21,963	22,376
Other real estate secured	—	3,450	3,450
Commercial and industrial loans	4,334	23,025	27,359
Consumer loans	—	2,890	2,890
State and other political subdivision loans	516	474	990
Other loans	1,052	5,142	6,194
Total allowance for loan losses, LHFI	$6,354	$72,936	$79,290

	December 31, 2017
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$75	$7,790	$7,865
Secured by 1-4 family residential properties	1,331	9,543	10,874
Secured by nonfarm, nonresidential properties	165	23,263	23,428
Other real estate secured	—	2,790	2,790
Commercial and industrial loans	131	22,720	22,851
Consumer loans	—	3,470	3,470
State and other political subdivision loans	—	789	789
Other loans	41	4,625	4,666
Total allowance for loan losses, LHFI	$1,743	$74,990	$76,733

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,552	$1,055,049	$1,056,601
Secured by 1-4 family residential properties	3,963	1,821,529	1,825,492
Secured by nonfarm, nonresidential properties	9,476	2,211,438	2,220,914
Other real estate secured	248	543,572	543,820
Commercial and industrial loans	30,717	1,507,998	1,538,715
Consumer loans	2	182,446	182,448
State and other political subdivision loans	8,595	965,223	973,818
Other loans	1,282	492,778	494,060
Total	$55,835	$8,780,033	$8,835,868

	December 31, 2017
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,405	$986,219	$987,624
Secured by 1-4 family residential properties	4,736	1,670,575	1,675,311
Secured by nonfarm, nonresidential properties	10,423	2,183,400	2,193,823
Other real estate secured	—	517,956	517,956
Commercial and industrial loans	31,799	1,538,546	1,570,345
Consumer loans	17	171,901	171,918
State and other political subdivision loans	—	952,483	952,483
Other loans	556	499,951	500,507
Total	$48,936	$8,521,031	$8,569,967

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$76,733	$71,265	$67,619
Transfers (1)	1,554	—	—
Loans charged-off	(29,489)	(21,147)	(18,930)
Recoveries	12,499	11,521	11,619
Net (charge-offs) recoveries	(16,990)	(9,626)	(7,311)
Provision for loan losses, LHFI	17,993	15,094	10,957
Balance at end of period	$79,290	$76,733	$71,265
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Heritage acquisition on April 15, 2011, the Bay Bank merger on March 16, 2012 and the Reliance merger on April 7, 2017, which were transferred from acquired impaired loans to LHFI during 2018.

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the years ended December 31, 2018 and 2017, respectively ($ in thousands):

	2018
	Balance				Provision for	Balance
	January 1,	Transfers (1)	Charge-offs	Recoveries	Loan Losses	December 31,
Loans secured by real estate:
Construction, land development and other land	$7,865	$584	$(123)	$1,124	$(2,060)	$7,390
Secured by 1-4 family residential properties	10,874	182	(1,629)	646	(1,432)	8,641
Secured by nonfarm, nonresidential properties	23,428	446	(1,184)	133	(447)	22,376
Other real estate secured	2,790	291	—	23	346	3,450
Commercial and industrial loans	22,851	46	(18,823)	5,410	17,875	27,359
Consumer loans	3,470	5	(2,089)	2,019	(515)	2,890
State and other political subdivision loans	789	—	—	—	201	990
Other loans	4,666	—	(5,641)	3,144	4,025	6,194
Total allowance for loan losses, LHFI	$76,733	$1,554	$(29,489)	$12,499	$17,993	$79,290
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Heritage acquisition on April 15, 2011, the Bay Bank merger on March 16, 2012 and the Reliance merger on April 7, 2017, which were transferred from acquired impaired loans to LHFI during 2018.

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

Note 6 – Acquired Loans

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

At December 31, 2018 and 2017, acquired loans consisted of the following ($ in thousands):

	December 31,
	2018	2017
Loans secured by real estate:
Construction, land development and other land	$5,878	$23,586
Secured by 1-4 family residential properties	22,556	61,751
Secured by nonfarm, nonresidential properties	47,979	114,694
Other real estate secured	8,253	16,746
Commercial and industrial loans	15,267	31,506
Consumer loans	1,356	2,600
Other loans	5,643	10,634
Acquired loans	106,932	261,517
Less allowance for loan losses, acquired loans	1,231	4,079
Net acquired loans	$105,701	$257,438

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2017	$218,107	$42,743
Transfers (2)	—	(36,719)
Additions (3)	7,899	109,548
Accretion to interest income	14,924	1,578
Payments received, net	(68,317)	(39,208)
Other (4)	(361)	(74)
Change in allowance for loan losses, acquired loans	7,318	—
Carrying value, net at December 31, 2017	179,570	77,868
Transfers (5)(2)	(26,497)	(59,916)
Accretion to interest income	9,514	1,019
Payments received, net	(62,519)	(16,234)
Other (4)	(26)	74
Change in allowance for loan losses, acquired loans	2,848	—
Carrying value, net at December 31, 2018	$102,890	$2,811

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Loans acquired in the Reliance merger on April 7, 2017.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.
(5)

During 2018, Trustmark transferred the remaining loans acquired in the Heritage acquisition on April 11, 2015, the Bay Bank merger on March 16, 2012 and the Reliance merger on April 7, 2017 from acquired impaired loans to LHFI.

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

	Years Ended December 31,
	2018	2017	2016
Accretable yield at beginning of period	$(31,426)	$(38,918)	$(52,672)
Additions due to acquisition (1)	—	(784)	—
Accretion to interest income	9,514	14,924	18,405
Disposals, net	3,926	2,868	6,488
Transfers (2)	5,874	—	—
Reclassification from nonaccretable difference (3)	(5,610)	(9,516)	(11,139)
Accretable yield at end of period	$(17,722)	$(31,426)	$(38,918)

(1)	Accretable yield on loans acquired from Reliance on April 7, 2017.
(2)

During 2018, Trustmark transferred the remaining loans acquired in the Heritage acquisition on April 11, 2015, the Bay Bank merger on March 16, 2012 and the Reliance merger on April 7, 2017 from acquired impaired loans to LHFI.

(3)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired impaired loans for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$4,079	$11,397	$11,992
Transfers (1)	(1,554)	—	—
Provision for loan losses, acquired loans	(1,005)	(7,395)	3,757
Net (charge-offs) recoveries	(289)	77	(4,352)
Balance at end of period	$1,231	$4,079	$11,397

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Heritage acquisition, the Bay Bank merger and the Reliance merger, which were transferred from acquired impaired loans to LHFI during 2018.

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

The tables below present the acquired loans by loan type and credit quality indicator at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$4,923	$26	$278	$—	$5,227
Secured by 1-4 family residential properties	4,341	45	534	451	5,371
Secured by nonfarm, nonresidential properties	34,933	—	12,614	432	47,979
Other real estate secured	7,653	—	190	410	8,253
Commercial and industrial loans	6,560	—	6,942	1,765	15,267
Consumer loans	—	—	—	—	—
Other loans	4,027	—	1,616	—	5,643
Total acquired loans	$62,437	$71	$22,174	$3,058	$87,740

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (1)	Subtotal	Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$642	$5	$4	$—	$651	$5,878
Secured by 1-4 family residential properties	16,133	571	481	—	17,185	22,556
Secured by nonfarm, nonresidential properties	—	—	—	—	—	47,979
Other real estate secured	—	—	—	—	—	8,253
Commercial and industrial loans	—	—	—	—	—	15,267
Consumer loans	1,346	10	—	—	1,356	1,356
Other loans	—	—	—	—	—	5,643
Total acquired loans	$18,121	$586	$485	$—	$19,192	$106,932

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$17,150	$234	$4,690	$264	$22,338
Secured by 1-4 family residential properties	14,021	298	3,029	—	17,348
Secured by nonfarm, nonresidential properties	95,147	1,400	17,583	530	114,660
Other real estate secured	12,730	102	3,031	477	16,340
Commercial and industrial loans	22,157	15	7,585	1,749	31,506
Consumer loans	—	—	—	—	—
Other loans	5,874	18	4,742	—	10,634
Total acquired loans	$167,079	$2,067	$40,660	$3,020	$212,826

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (1)	Subtotal	Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$1,188	$46	$14	$—	$1,248	$23,586
Secured by 1-4 family residential properties	42,008	1,687	584	124	44,403	61,751
Secured by nonfarm, nonresidential properties	34	—	—	—	34	114,694
Other real estate secured	406	—	—	—	406	16,746
Commercial and industrial loans	—	—	—	—	—	31,506
Consumer loans	2,428	172	—	—	2,600	2,600
Other loans	—	—	—	—	—	10,634
Total acquired loans	$46,064	$1,905	$598	$124	$48,691	$261,517

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$5	$—	$87	$92	$—	$5,786	$5,878
Secured by 1-4 family residential properties	664	108	481	1,253	—	21,303	22,556
Secured by nonfarm, nonresidential properties	206	—	978	1,184	—	46,795	47,979
Other real estate secured	2	14	—	16	—	8,237	8,253
Commercial and industrial loans	—	—	—	—	—	15,267	15,267
Consumer loans	1	9	—	10	—	1,346	1,356
Other loans	—	—	—	—	—	5,643	5,643
Total acquired loans	$878	$131	$1,546	$2,555	$—	$104,377	$106,932

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2017
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$34	$90	$861	$985	$—	$22,601	$23,586
Secured by 1-4 family residential properties	1,691	614	654	2,959	302	58,490	61,751
Secured by nonfarm, nonresidential properties	467	73	898	1,438	—	113,256	114,694
Other real estate secured	132	—	—	132	—	16,614	16,746
Commercial and industrial loans	—	—	—	—	2	31,504	31,506
Consumer loans	16	156	—	172	—	2,428	2,600
Other loans	—	—	21	21	—	10,613	10,634
Total acquired loans	$2,340	$933	$2,434	$5,707	$304	$255,506	$261,517

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 7 – Premises and Equipment, Net

At December 31, 2018 and 2017, premises and equipment consisted of the following ($ in thousands):

	December 31,
	2018	2017
Land	$52,779	$52,335
Buildings and leasehold improvements	202,912	197,372
Furniture and equipment	169,652	166,071
Total cost of premises and equipment	425,343	415,778
Less accumulated depreciation and amortization	247,160	237,425
Premises and equipment, net	178,183	178,353
Assets held for sale	485	986
Total premises and equipment, net	$178,668	$179,339

Assets held for sale consisted of three closed branches at December 31, 2018 and 2017.  These properties were transferred from premises and equipment, net to assets held for sale due to Trustmark’s intent to sell these properties over the next twelve months as a result of its strategic branch initiatives.  As a result, property valuation adjustments of $173 thousand, $338 thousand and $750 thousand were recognized and included in other expense for 2018, 2017 and 2016, respectively.

Depreciation and amortization of premises and equipment totaled $14.3 million in both 2018 and 2017 and $13.2 million in 2016.

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017
Balance at beginning of period	$84,269	$80,239
Origination of servicing assets	15,759	15,860
Change in fair value:
Due to market changes	7,342	(1,050)
Due to runoff	(11,774)	(10,780)
Balance at end of period	$95,596	$84,269

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2018, the fair value of the MSR included an assumed average prepayment speed of 8.19 CPR and an average discount rate of 10.04% compared to an assumed average prepayment speed of 9.14 CPR and an average discount rate of 10.28% at December 31, 2017.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2018, 2017 and 2016, Trustmark sold $1.092 billion, $1.179 billion and $1.384 billion, respectively, of residential mortgage loans.  Pretax gains on these sales totaled $21.6 million in 2018, $18.9 million in 2017 and $20.5 million in 2016.  Trustmark receives annual servicing fee income approximating 0.33% of the outstanding balance of the underlying loans, which totaled $21.9 million in 2018, $21.4 million in 2017 and $20.4 million in 2016.  The pretax gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2018 and 2017 ($ in thousands):

	December 31,
	2018	2017
Federal National Mortgage Association	$4,204,336	$4,128,614
Government National Mortgage Association	2,537,238	2,421,456
Federal Home Loan Mortgage Corporation	71,343	47,071
Other	21,957	26,864
Total mortgage loans sold and serviced for others	$6,834,874	$6,624,005

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

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of period	$1,000	$1,130	$1,685
Provision for putback expenses	—	(836)	420
Other (1)	—	706	(975)
Balance at end of period	$1,000	$1,000	$1,130
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2018 and 2017 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2017	$321,132	$45,024	$366,156
Goodwill from Reliance merger during 2017	13,471	—	13,471
Balance as of December 31, 2017	334,603	45,024	379,627
Adjustment during 2018	—	—	—
Balance as of December 31, 2018	$334,603	$45,024	$379,627

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  During 2017, Trustmark recorded $13.5 million as goodwill from its merger with Reliance.

The Insurance Segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  Trustmark performed goodwill impairment tests for the General Banking and Insurance Segments during 2018, 2017 and 2016.  Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance Segments substantially exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2018 and 2017, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$78,353	$9,321	$87,674	$73,494	$14,180
Insurance intangibles	13,824	12,348	1,476	13,824	12,026	1,798
Banking charters	1,325	1,010	315	1,325	943	382
Borrower relationship intangible	—	—	—	690	690	—
Total	$102,823	$91,711	$11,112	$103,513	$87,153	$16,360

Trustmark recorded $5.2 million of amortization of identifiable intangible assets in 2018, $6.2 million in 2017 and $6.9 million in 2016.  Trustmark estimates that amortization expense for identifiable intangible assets will be $4.0 million in 2019, $2.7 million in 2020, $1.9 million in 2021, $1.1 million in 2022 and $427 thousand in 2023.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2018, 2017 or 2016.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets as of December 31, 2018 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$9,321	4.4
Insurance intangibles	1,476	15.5
Banking charters	315	4.7
Total	$11,112	5.9

Note 10 – Other Real Estate

At December 31, 2018, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2018	2017	2016 (1)
Balance at beginning of period	$43,228	$62,051	$78,828
Additions (2)	12,115	9,235	24,525
Disposals	(19,802)	(24,762)	(36,801)
Write-downs	(873)	(3,296)	(4,501)
Balance at end of period	$34,668	$43,228	$62,051

Gain (losses), net on the sale of other real estate included in other real estate expense	$700	$2,087	$7,031

(1)	The changes and gains, net on other real estate for the year ended December 31, 2016 include covered other real estate.
(2)	For the year ended December 31, 2017, additions to other real estate included $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

At December 31, 2018 and 2017, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2018	2017
Construction, land development and other land properties	$16,206	$27,491
1-4 family residential properties	4,983	5,081
Nonfarm, nonresidential properties	13,296	10,468
Other real estate properties	183	188
Total other real estate	$34,668	$43,228

At December 31, 2018 and 2017, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2018	2017
Alabama	$6,873	$11,714
Florida	8,771	13,937
Mississippi (1)	17,255	14,260
Tennessee (2)	1,025	2,535
Texas	744	782
Total other real estate	$34,668	$43,228

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2018 and 2017, the balance of other real estate included $5.0 million and $5.1 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2018 and 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.1 million and $1.4 million, respectively.

Note 11 – Deposits

At December 31, 2018 and 2017, deposits consisted of the following ($ in thousands):

	December 31,
	2018	2017
Noninterest-bearing demand	$2,937,594	$2,978,074
Interest-bearing demand	2,633,259	2,432,814
Savings	3,905,659	3,408,183
Time	1,887,899	1,758,441
Total	$11,364,411	$10,577,512

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest-bearing demand	$18,479	$6,820	$3,297
Savings	17,980	6,047	2,657
Time	17,477	9,850	6,794
Total	$53,936	$22,717	$12,748

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $406.6 million and $342.3 million at December 31, 2018 and 2017, respectively.

The maturities of interest-bearing deposits at December 31, 2018, are as follows ($ in thousands):

2019	$1,478,845
2020	295,596
2021	55,927
2022	33,616
2023 and thereafter	23,915
Total time deposits	1,887,899
Interest-bearing deposits with no stated maturity	6,538,918
Total interest-bearing deposits	$8,426,817

Note 12 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements are secured by securities with a carrying amount of $163.3 million and $200.9 million at December 31, 2018 and 2017, respectively.  As of December 31, 2018, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2018 and 2017 ($ in thousands):

	December 31,
	2018	2017
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$6,721	$68,246
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	38,788	50,448
Total securities sold under repurchase agreements	$45,509	$118,694

Short-Term Borrowings

At December 31, 2018 and 2017, short-term borrowings consisted of the following ($ in thousands):

	December 31,
	2018	2017
FHLB advances	$—	$900,013
Serviced GNMA loans eligible for repurchase	61,564	48,211
Other	17,442	22,825
Total short-term borrowings	$79,006	$971,049

At December 31, 2018, Trustmark had no outstanding short-term FHLB advances.  Trustmark had four outstanding short-term FHLB advances totaling $900.0 million with the FHLB of Dallas at December 31, 2017.  Two of these outstanding advances with the FHLB of Dallas had fixed interest rates of 1.44% and 1.48% and balances of $250.0 million and $150.0 million, respectively.  At December 31, 2017, these two fixed rate advances had a weighted-average remaining maturity of 58 days with a weighted-average cost of 1.45% during 2017.  At December 31, 2017, Trustmark had two outstanding short-term FHLB advance with a balance of $250.0 million each with the FHLB of Dallas that repriced on a monthly basis.  Trustmark paid off the outstanding short-term advance due to mature on May 25, 2018 in full on March 2, 2018.  For the remaining outstanding short-term FHLB advance, Trustmark paid off $125.0 million on May 4, 2018 with the remaining balance of $125.0 million maturing on October 19, 2018.

At December 31, 2018 and 2017, Trustmark had $2.827 billion and $1.771 billion, respectively, available in additional short and long-term borrowing capacity from the FHLB of Dallas.

At December 31, 2018, Trustmark had no outstanding short-term advances with the FHLB of Atlanta compared to one outstanding short-term FHLB advance with the FHLB of Atlanta, which was assumed through the BancTrust merger, at December 31, 2017.  The short-term FHLB advance outstanding at December 31, 2017 had a balance of $13 thousand with a fixed interest rate of 6.12% and a remaining maturity of 72 days.  Trustmark has a non-member status and no additional borrowing capacity with the FHLB of Atlanta.

Interest expense on short-term FHLB advances totaled $4.4 million in 2018, $11.4 million in 2017 and $1.8 million in 2016.

Long-Term FHLB Advances

At December 31, 2018 and 2017, Trustmark had no outstanding long-term FHLB advances with the FHLB of Dallas.

At December 31, 2018, Trustmark had two outstanding long-term FHLB advances totaling $879 thousand with the FHLB of Atlanta, compared to two outstanding long-term FHLB advances totaling $946 thousand with the FHLB of Atlanta at December 31, 2017.  Both of these advances were assumed through the BancTrust merger.  The advances outstanding had fixed interest rates of 0.08% and 0.75% with outstanding balances of $153 thousand and $726 thousand at December 31, 2018 and $171 thousand and $775 thousand at December 31, 2017.  At December 31, 2018, these advances had a weighted-average remaining maturity of 3.41 years with a weighted-average cost of 0.63% during 2018.  At December 31, 2017, the outstanding long-term advances had a weighted-average remaining maturity of 4.44 years with a weighted-average cost of 0.63% during 2017.  There was no fair market value adjustment associated with the BancTrust merger included in the long-term FHLB advances at December 31, 2018 and 2017.  Trustmark’s long-term FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

Trustmark incurred $6 thousand of interest expense on long-term FHLB advances in 2018, compared to $566 thousand of interest expense in 2017 and $2.1 million of interest expense in 2016.

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

At December 31, 2018 and 2017, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2018 and 2017, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2018, net income for the Trust equaled $74 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $55 thousand during 2017 and $45 thousand during 2016.  Dividends issued to Trustmark by the Trust during 2018 totaled $74 thousand, compared to $55 thousand during 2017 and $45 thousand during 2016.

Note 13 – Revenue from Contracts with Customers

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017 (1)			Year Ended December 31, 2016 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Segment
Service charges on deposit accounts	$43,699	$—	$43,699	$44,001	$—	$44,001	$45,252	$—	$45,252
Bank card and other fees	26,926	1,897	28,823	27,979	250	28,229	27,230	663	27,893
Mortgage banking, net	—	34,674	34,674	—	29,902	29,902	—	28,212	28,212
Wealth management	296	—	296	210	—	210	566	—	566
Other, net	6,826	(196)	6,630	6,565	7,258	13,823	7,185	(1,739)	5,446
Security gains (losses), net	—	—	—	—	15	15	—	(310)	(310)
Total noninterest income	$77,747	$36,375	$114,122	$78,755	$37,425	$116,180	$80,233	$26,826	$107,059

Wealth Management Segment
Service charges on deposit accounts	$3	$—	$3	$2	$—	$2	$1	$—	$1
Bank card and other fees	82	—	82	57	—	57	13	—	13
Wealth management	30,042	—	30,042	30,130	—	30,130	29,926	—	29,926
Other, net	4	97	101	1	95	96	83	94	177
Total noninterest income	$30,131	$97	$30,228	$30,190	$95	$30,285	$30,023	$94	$30,117

Insurance Segment
Insurance commissions	$40,481	$—	$40,481	$38,168	$—	$38,168	$36,764	$—	$36,764
Other, net	5	—	5	30	—	30	3	—	3
Total noninterest income	$40,486	$—	$40,486	$38,198	$—	$38,198	$36,767	$—	$36,767

Consolidated
Service charges on deposit accounts	$43,702	$—	$43,702	$44,003	$—	$44,003	$45,253	$—	$45,253
Bank card and other fees	27,008	1,897	28,905	28,036	250	28,286	27,243	663	27,906
Mortgage banking, net	—	34,674	34,674	—	29,902	29,902	—	28,212	28,212
Insurance commissions	40,481	—	40,481	38,168	—	38,168	36,764	—	36,764
Wealth management	30,338	—	30,338	30,340	—	30,340	30,492	—	30,492
Other, net	6,835	(99)	6,736	6,596	7,353	13,949	7,271	(1,645)	5,626
Security gains (losses), net	—	—	—	—	15	15	—	(310)	(310)
Total noninterest income	$148,364	$36,472	$184,836	$147,143	$37,520	$184,663	$147,023	$26,920	$173,943

(1)	Trustmark elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
(2)

Noninterest income not in scope for FASB ASC Topic 606 includes customer derivatives revenue and miscellaneous credit card income within bank card and other fees; mortgage banking, net; amortization of tax credits, accretion of the FDIC indemnification asset, cash surrender value on various life insurance policies, earnings on Trustmark’s non-qualified deferred compensation plans, other partnership investments and rental income within other, net; and securities gains (losses), net.

Note 14 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$4,532	$16,959	$10,355
State	5,997	5,687	2,698
Deferred
Federal	9,392	7,280	15,647
State	2,348	1,820	2,353
Income tax provision excluding deferred tax asset revaluation and reversal of valuation allowance	22,269	31,746	31,053

Deferred tax expense (benefit) - re-measurement of deferred tax assets	—	25,619	—
Deferred tax expense (benefit) - reversal of valuation allowance	—	(8,650)	—
Income tax provision	$22,269	$48,715	$31,053

Trustmark maintained a valuation allowance for deferred tax assets of $8.7 million at December 31, 2016 that was related to unrealized built-in losses from a prior acquisition.  Trustmark determined that based on the weight of the available evidence that it is more likely than not that all deferred tax assets will be realized as of December 31, 2017.  Therefore, the valuation allowance was reversed as of December 31, 2017, resulting in a decrease of $8.7 million to income tax expense for the year.

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

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Income tax computed at statutory tax rate	$36,089	$54,021	$48,812
Tax exempt interest	(4,533)	(7,611)	(6,780)
Nondeductible interest expense	416	407	201
State income taxes, net	4,738	3,697	1,754
Income tax credits, net	(15,404)	(15,793)	(16,183)
Death benefit gains	(268)	(3,268)	—
Reversal of valuation allowance	—	(8,650)	—
Re-measurement of deferred tax assets	—	25,619	—
Other	1,231	293	3,249
Income tax provision	$22,269	$48,715	$31,053

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2018 and 2017, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Loan purchase accounting	$1,564	$3,638
Other real estate	7,284	13,403
Allowance for loan losses	20,638	20,203
Deferred compensation	15,607	15,184
Realized built-in losses	12,182	12,932
Securities	3,929	4,869
Pension and other postretirement benefit plans	4,108	5,453
Interest on nonaccrual loans	806	774
Unrealized losses on securities available for sale	10,679	5,874
Stock-based compensation	2,192	2,067
Federal carryovers	1,606	4,569
Other	9,179	8,964
Gross deferred tax asset	89,774	97,930

Deferred tax liabilities:
Goodwill and other identifiable intangibles	16,229	16,729
Premises and equipment	12,109	11,877
Mortgage servicing rights	14,415	9,964
Securities	1,519	1,345
Other	5,600	5,040
Gross deferred tax liability	49,872	44,955
Net deferred tax asset	$39,902	$52,975

The following table provides a summary of the changes during the 2018 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2018	$1,105
Change due to tax positions taken during the current year	282
Change due to tax positions taken during a prior year	56
Change due to the lapse of applicable statute of limitations during the current year	(194)
Change due to settlements with taxing authorities during the current year	—
Balance at December 31, 2018	$1,249

Accrued interest, net of federal benefit, at December 31, 2018	$212

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2018	$988

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2012 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s tax-qualified defined benefit pension plans (the Continuing Plan and the Plan) for the periods presented ($ in thousands):

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$10,102	$75,900
Service cost	277	253
Interest cost	332	1,461
Actuarial (gain) loss	(827)	391
Benefits paid for the Plan	(705)	(68,583)
Settlement loss	—	680
Benefit obligation, end of year	$9,179	$10,102

Change in plan assets:
Fair value of plan assets, beginning of year	$4,596	$54,734
Actual return on plan assets	(314)	481
Employer contributions	377	17,964
Benefit payments for the Plan	(705)	(68,583)
Fair value of plan assets, end of year	$3,954	$4,596

Funded status at end of year - net liability	$(5,225)	$(5,506)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$2,170	$3,187

	Years Ended December 31,
	2018	2017	2016
Net periodic benefit cost:
Service cost	$277	$253	$428
Interest cost	332	1,461	3,355
Expected return on plan assets	(227)	(317)	(2,897)
Recognized net loss due to defined benefit plan termination	—	17,662	—
Recognized net loss due to lump sum settlements	161	—	3,906
Recognized net actuarial loss	571	1,414	2,749
Net periodic benefit cost	$1,114	$20,473	$7,541

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$(1,017)	$(18,168)	$(3,572)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$97	$2,305	$3,969

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.97%	3.32%	3.71%
Discount rate for net periodic benefit cost	3.32%	3.71%	3.86%
Expected long-term return on plan assets	5.00%	5.00%	4.25%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2018 and 2017.  No assets remained in the Plan at December 31, 2017.

	December 31,
	2018	2017
Money market fund	8.0%	6.0%
Exchange traded funds:
Equity securities	52.0%	48.0%
Fixed income	29.0%	32.0%
International	11.0%	14.0%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2018 and 2017 ($ in thousands):

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market fund	$304	$304	$—	$—
Exchange traded funds:
Equity securities	2,044	2,044	—	—
Fixed income	1,162	1,162	—	—
International	444	444	—	—
Total assets at fair value	$3,954	$3,954	$—	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market fund	$269	$269	$—	$—
Exchange traded funds:
Equity securities	2,199	2,199	—	—
Fixed income	1,462	1,462	—	—
International	666	666	—	—
Total assets at fair value	$4,596	$4,596	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2018.  The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2018, Trustmark’s minimum required contribution to the Continuing Plan was $148 thousand; however, Trustmark contributed $275 thousand.  For the plan year ending December 31, 2019, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $160 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2019 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2019	$218
2020	283
2021	382
2022	438
2023	517
2024 - 2028	3,037

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2019 include a net loss of $371 thousand.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans ($ in thousands):

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$57,930	$58,495
Service cost	116	141
Interest cost	1,865	2,103
Actuarial loss	(3,228)	642
Benefits paid	(3,426)	(3,451)
Benefit obligation, end of year	$53,257	$57,930
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,426	3,451
Benefit payments	(3,426)	(3,451)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(53,257)	$(57,930)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$13,403	$17,514
Prior service cost	859	1,109
Amounts recognized	$14,262	$18,623

	Years Ended December 31,
	2018	2017	2016
Net periodic benefit cost:
Service cost	$116	$141	$295
Interest cost	1,865	2,103	2,223
Amortization of prior service cost	250	250	250
Recognized net actuarial loss	884	866	864
Net periodic benefit cost	$3,115	$3,360	$3,632

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$(4,111)	$(224)	$(810)
Amortization of prior service cost	(250)	(250)	(250)
Total recognized in other comprehensive income (loss)	$(4,361)	$(474)	$(1,060)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,246)	$2,886	$2,572

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	3.97%	3.32%	3.71%
Discount rate for net periodic benefit cost	3.32%	3.71%	3.86%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2019	$3,534
2020	4,052
2021	4,123
2022	4,291
2023	4,126
2024 - 2028	18,638

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2019 include a loss of $625 thousand and prior service cost of $250 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation.  Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment.  Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions.  Trustmark’s contributions to this plan were $7.9 million in 2018, $7.5 million in 2017 and $7.2 million in 2016.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan).  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2018, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 1,018,337 shares.

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

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	213,516	$25.37	237,136	$26.27	212,309	$24.14
Granted	51,174	31.88	58,406	33.31	99,116	20.18
Released from restriction	(55,351)	25.32	(67,279)	34.78	(40,888)	32.84
Forfeited	(31,644)	26.26	(14,747)	28.42	(33,401)	30.01
Nonvested shares, end of year	177,695	$27.10	213,516	$25.37	237,136	$26.27

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes Trustmark’s time-vested award activity for the periods presented:

	Years Ended December 31,
	2018		2017		2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	320,357	$25.40	322,056	$22.65	306,657	$24.56
Granted	118,325	31.96	105,524	33.79	139,791	20.66
Released from restriction	(107,180)	23.02	(101,289)	25.35	(108,241)	23.74
Forfeited	(9,632)	29.30	(5,934)	26.52	(16,151)	22.24
Nonvested shares, end of year	321,870	$28.48	320,357	$25.40	322,056	$22.65

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2018
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2018	2017	2016	Expense	Compensation Expense
Performance awards	$861	$1,387	$1,171	$1,624	1.64
Time-vested awards	3,009	2,922	2,513	3,548	1.79
Total	$3,870	$4,309	$3,684	$5,172

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At December 31, 2018 and 2017, Trustmark had unused commitments to extend credit of $3.918 billion and $3.172 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral which are followed in the lending process.  At December 31, 2018 and 2017, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $100.2 million and $104.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2018 and 2017, the fair value of collateral held was $29.8 million and $28.4 million, respectively.

Lease Commitments

Trustmark currently has operating lease commitments for banking premises and equipment, which expire from 2019 to 2033.  It is expected that certain leases will be renewed, or equipment replaced, as leases expire.  Rental expense totaled $9.2 million in 2018, $9.3 million in 2017 and $9.8 million in 2016.

At December 31, 2018, future minimum rental commitments under non-cancellable operating leases are as follows ($ in thousands):

Year	Amount
2019	$8,680
2020	8,063
2021	7,274
2022	6,680
2023	5,788
Thereafter	29,673
Total	$66,158

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

Note 18 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 1.875% at December 31, 2018 and 1.250% at December 31, 2017.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2018, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2018.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2018, which Management believes have affected Trustmark’s or TNB’s present classification.

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

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2018 and 2017 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,271,538	11.77%	6.375%	n/a
Trustmark National Bank	1,311,548	12.14%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,331,538	12.33%	7.875%	n/a
Trustmark National Bank	1,311,548	12.14%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,412,059	13.07%	9.875%	n/a
Trustmark National Bank	1,392,069	12.89%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,331,538	10.26%	4.00%	n/a
Trustmark National Bank	1,311,548	10.13%	4.00%	5.00%

At December 31, 2017:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,243,240	11.77%	5.750%	n/a
Trustmark National Bank	1,284,575	12.16%	5.750%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,303,238	12.33%	7.250%	n/a
Trustmark National Bank	1,284,575	12.16%	7.250%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,384,050	13.10%	9.250%	n/a
Trustmark National Bank	1,365,387	12.93%	9.250%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,303,238	9.67%	4.00%	n/a
Trustmark National Bank	1,284,575	9.54%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  In 2019, TNB will have available approximately $66.0 million plus its net income for that year to pay as dividends.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Trustmark repurchased approximately 2.0 million shares of its common stock valued at approximately $62.4 million during the year ended December 31, 2018, compared to no common stock repurchased during the year ended December 31, 2017 and approximately 34 thousand shares of its common stock valued at approximately $750 thousand repurchased during the year ended December 31, 2016.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the net change in the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2018, 2017 and 2016 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains (losses), net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements, change in net actuarial loss and recognized net loss due to defined benefit plan termination for pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits, defined benefit plan termination and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2018
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(19,221)	$4,805	$(14,416)
Reclassification adjustment for net (gains) losses realized in net income	—	—	—
Change in net unrealized holding loss on securities transferred to held to maturity	3,761	(940)	2,821
Total securities available for sale and transferred securities	(15,460)	3,865	(11,595)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	3,742	(936)	2,806
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(63)	187
Recognized net loss due to lump sum settlements	161	(39)	122
Change in net actuarial loss	1,225	(306)	919
Total pension and other postretirement benefit plans	5,378	(1,344)	4,034
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	497	(124)	373
Reclassification adjustment for (gain) loss realized in net income	(322)	80	(242)
Total cash flow hedge derivatives	175	(44)	131
Total other comprehensive income (loss)	$(9,907)	$2,477	$(7,430)

Year Ended December 31, 2017
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(13,994)	$5,353	$(8,641)
Reclassification adjustment for net (gains) losses realized in net income	(15)	6	(9)
Change in net unrealized holding loss on securities transferred to held to maturity	4,721	(1,806)	2,915
Total securities available for sale and transferred securities	(9,288)	3,553	(5,735)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(1,231)	471	(760)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(96)	154
Change in net actuarial loss	1,962	(751)	1,211
Recognized net loss due to defined benefit plan termination	17,662	(6,755)	10,907
Total pension and other postretirement benefit plans	18,643	(7,131)	11,512
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	198	(76)	122
Reclassification adjustment for (gain) loss realized in net income	282	(108)	174
Total cash flow hedge derivatives	480	(184)	296
Total other comprehensive income (loss)	$9,835	$(3,762)	$6,073

Year Ended December 31, 2016
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(15,656)	$5,989	$(9,667)
Reclassification adjustment for net (gains) losses realized in net income	310	(119)	191
Change in net unrealized holding loss on securities transferred to held to maturity	9,830	(3,760)	6,070
Total securities available for sale and transferred securities	(5,516)	2,110	(3,406)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(240)	92	(148)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(96)	154
Recognized net loss due to lump sum settlements	3,906	(1,494)	2,412
Change in net actuarial loss	716	(274)	442
Total pension and other postretirement benefit plans	4,632	(1,772)	2,860
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(369)	141	(228)
Reclassification adjustment for (gain) loss realized in net income	599	(229)	370
Total cash flow hedge derivatives	230	(88)	142
Total other comprehensive income (loss)	$(654)	$250	$(404)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2016	$(17,394)	$(27,840)	$(160)	$(45,394)
Other comprehensive income (loss) before reclassification	(3,597)	(148)	(228)	(3,973)
Amounts reclassified from accumulated other comprehensive loss	191	3,008	370	3,569
Net other comprehensive income (loss)	(3,406)	2,860	142	(404)
Balance, December 31, 2016	(20,800)	(24,980)	(18)	(45,798)
Other comprehensive income (loss) before reclassification	(5,726)	(760)	122	(6,364)
Amounts reclassified from accumulated other comprehensive loss	(9)	12,272	174	12,437
Net other comprehensive income (loss)	(5,735)	11,512	296	6,073
Balance, December 31, 2017	(26,535)	(13,468)	278	(39,725)
Other comprehensive income (loss) before reclassification	(11,595)	2,806	373	(8,416)
Amounts reclassified from accumulated other comprehensive loss	—	1,228	(242)	986
Net other comprehensive income (loss)	(11,595)	4,034	131	(7,430)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Reform Act	(5,694)	(2,890)	60	(8,524)
Balance, December 31, 2018	$(43,824)	$(12,324)	$469	$(55,679)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2018 and 2017.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$30,335	$—	$30,335	$—
Obligations of states and political subdivisions	50,676	—	50,676	—
Mortgage-backed securities	1,730,802	—	1,730,802	—
Securities available for sale	1,811,813	—	1,811,813	—
Loans held for sale	153,799	—	153,799	—
Mortgage servicing rights	95,596	—	—	95,596
Other assets - derivatives	12,347	5,006	6,154	1,187
Other liabilities - derivatives	4,213	66	4,147	—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$45,285	$—	$45,285	$—
Obligations of states and political subdivisions	79,229	—	79,229	—
Mortgage-backed securities	2,114,121	—	2,114,121	—
Securities available for sale	2,238,635	—	2,238,635	—
Loans held for sale	180,512	—	180,512	—
Mortgage servicing rights	84,269	—	—	84,269
Other assets - derivatives	1,516	(1,013)	1,629	900
Other liabilities - derivatives	2,678	616	2,062	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	(4,432)	4,390
Additions	15,759	—
Sales	—	(4,103)
Balance, December 31, 2018	$95,596	$1,187

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2018	$7,342	$636

Balance, January 1, 2017	$80,239	$1,001
Total net (loss) gain included in Mortgage banking, net (1)	(11,830)	4,165
Additions	15,860	—
Sales	—	(4,266)
Balance, December 31, 2017	$84,269	$900

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2017	$(1,050)	$(1,569)

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2018, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2018, Trustmark had outstanding balances of $55.8 million with a related allowance of $6.4 million in impaired LHFI that were individually evaluated for impairment and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $48.9 million with a related allowance of $1.7 million at December 31, 2017.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $19.2 million were re-measured during 2018, requiring write-downs of $873 thousand to reach their current fair values compared to $26.6 million of foreclosed assets that were re-measured during 2017, requiring write-downs of $3.3 million.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The carrying amounts and estimated fair values of financial instruments at December 31, 2018 and 2017 were as follows ($ in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$350,391	$350,391	$336,383	$336,383
Securities held to maturity	909,643	889,733	1,056,486	1,046,247
Level 3 Inputs:
Net LHFI	8,756,578	8,757,817	8,493,234	8,507,469
Net acquired loans	105,701	105,701	257,438	257,438

Financial Liabilities:
Level 2 Inputs:
Deposits	11,364,411	11,365,203	10,577,512	10,577,858
Short-term liabilities	129,477	129,477	1,440,876	1,440,876
Long-term FHLB advances	879	821	946	946
Junior subordinated debt securities	61,856	53,196	61,856	45,773

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the years ended December 31, 2018 and 2017, a net gain of $1.4 million and $3.0 million, respectively, was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option compared to a net loss of $2.5 million for the year ended December 31, 2016.  Interest and fees on LHFS and LHFI for the years ended December 31, 2018 and 2017 included $4.9 million of interest earned on the LHFS accounted for under the fair value option compared to $5.0 million for the year ended December 31, 2016.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.   The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $61.6 million and $48.2 million at December 31, 2018 and 2017, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of December 31, 2018 and 2017 ($ in thousands):

	December 31,
	2018	2017
Fair value of LHFS	$92,235	$132,300
LHFS contractual principal outstanding	89,056	129,347
Fair value less unpaid principal	$3,179	$2,953

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $469 thousand at December 31, 2018 compared to a net after-tax gain of $278 thousand at December 31, 2017.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next twelve months, Trustmark estimates that $625 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $318.0 million at December 31, 2018 compared to $349.0 million at December 31, 2017.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $2.4 million for the year ended December 31, 2018, compared to a net positive ineffectiveness of $254 thousand for the year ended December 31, 2017 and a net negative ineffectiveness of $2.9 million for the year ended December 31, 2016.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $132.0 million at December 31, 2018, with a negative valuation adjustment of $1.8 million, compared to $182.1 million at December 31, 2017, with a negative valuation adjustment of $237 thousand.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $71.2 million at December 31, 2018, with a positive valuation adjustment of $1.2 million, compared to $83.0 million at December 31, 2017, with a positive valuation adjustment of $900 thousand.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2018, Trustmark had interest rate swaps with an aggregate notional amount of $475.8 million related to this program, compared to $351.9 million as of December 31, 2017.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of December 31, 2018 and 2017, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $75 thousand and $80 thousand, respectively.  As of December 31, 2018, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $23.1 million compared to two risk participation agreements as a beneficiary with an aggregate notional amount $13.7 million at December 31, 2017.  At December 31, 2018, Trustmark had entered into seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million compared to six risk participation agreements as a guarantor with an aggregate notional amount of $37.1 million at December 31, 2017.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2018 and 2017.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of December 31, 2018 and 2017 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2018	2017
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$625	$451

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$4,445	$(1,088)
Exchange traded purchased options included in other assets	561	75
OTC written options (rate locks) included in other assets	1,187	900
Interest rate swaps included in other assets	5,487	1,175
Credit risk participation agreements included in other assets	42	3
Forward contracts included in other liabilities	1,773	237
Exchange traded written options included in other liabilities	66	616
Interest rate swaps included in other liabilities	2,369	1,819
Credit risk participation agreements included in other liabilities	5	6

	Years Ended December 31,
	2018	2017	2016
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$322	$(282)	$(599)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(6,191)	$(1,873)	$13
Amount of gain (loss) recognized in bank card and other fees	(357)	(31)	60

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$373	$122	$(228)

Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2018 and 2017 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,112	$—	$6,112	$(339)	$(620)	$5,153

Offsetting of Derivative Liabilities
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,369	$—	$2,369	$(339)	$—	$2,030

Offsetting of Derivative Assets
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,626	$—	$1,626	$(311)	$—	$1,315

Offsetting of Derivative Liabilities
As of December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,819	$—	$1,819	$(311)	$(100)	$1,408

Note 21 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  The General Banking Segment is responsible for all traditional banking products and services, including loans and deposits.  The General Banking Segment also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Segment provides customized solutions for customers by integrating financial services with traditional banking products and services such as money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Through Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly owned subsidiary of TNB, Trustmark’s Insurance Segment provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2018	2017	2016
General Banking
Net interest income	$418,968	$406,406	$386,596
Provision for loan losses, net	16,988	7,699	14,714
Noninterest income	114,122	116,180	107,059
Noninterest expense	357,703	373,221	354,555
Income before income taxes	158,399	141,666	124,386
Income taxes	18,885	43,960	25,303
General banking net income	$139,514	$97,706	$99,083

Selected Financial Information
Total assets	$13,207,850	$13,724,193	$13,278,668
Depreciation and amortization	$38,188	$37,710	$35,692

Wealth Management
Net interest income	$226	$910	$726
Noninterest income	30,228	30,285	30,117
Noninterest expense	26,856	27,561	24,165
Income before income taxes	3,598	3,634	6,678
Income taxes	900	1,390	2,554
Wealth Management net income	$2,698	$2,244	$4,124

Selected Financial Information
Total assets	$9,691	$5,592	$7,501
Depreciation and amortization	$180	$131	$174

Insurance
Net interest income	$226	$234	$211
Noninterest income	40,486	38,198	36,767
Noninterest expense	30,856	29,387	28,578
Income before income taxes	9,856	9,045	8,400
Income taxes	2,484	3,365	3,196
Insurance net income	$7,372	$5,680	$5,204

Selected Financial Information
Total assets	$68,919	$68,168	$66,164
Depreciation and amortization	$572	$630	$747

Consolidated
Net interest income	$419,420	$407,550	$387,533
Provision for loan losses, net	16,988	7,699	14,714
Noninterest income	184,836	184,663	173,943
Noninterest expense	415,415	430,169	407,298
Income before income taxes	171,853	154,345	139,464
Income taxes	22,269	48,715	31,053
Consolidated net income	$149,584	$105,630	$108,411

Selected Financial Information
Total assets	$13,286,460	$13,797,953	$13,352,333
Depreciation and amortization	$38,940	$38,471	$36,613

Note 22 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2018	2017
Assets:
Investment in banks	$1,637,338	$1,617,238
Other assets	16,975	17,349
Total Assets	$1,654,313	$1,634,587

Liabilities and Shareholders' Equity:
Accrued expense	$1,004	$1,030
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,591,453	1,571,701
Total Liabilities and Shareholders' Equity	$1,654,313	$1,634,587

Condensed Statements of Income	Years Ended December 31,
	2018	2017	2016
Revenue:
Dividends received from banks	$128,592	$65,663	$65,987
Earnings of subsidiaries over distributions	23,791	42,211	44,756
Other income	86	71	60
Total Revenue	152,469	107,945	110,803
Expense:
Other expense	2,885	2,315	2,392
Total Expense	2,885	2,315	2,392
Net Income	$149,584	$105,630	$108,411

Condensed Statements of Cash Flows	Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$149,584	$105,630	$108,411
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(23,791)	(42,211)	(44,756)
Other	(1,395)	(1,697)	(739)
Net cash from operating activities	124,398	61,722	62,916

Investing Activities:
Payment for investments in subsidiaries	—	(30,755)	—
Repayment for investments in subsidiaries	—	32,000	—
Net cash from investing activities	—	1,245	—

Financing Activities:
Cash dividends paid on common stock	(62,425)	(62,795)	(62,666)
Other common stock transactions, net	(62,421)	—	(857)
Net cash from financing activities	(124,846)	(62,795)	(63,523)
Net change in cash and cash equivalents	(448)	172	(607)
Cash and cash equivalents at beginning of year	16,885	16,713	17,320
Cash and cash equivalents at end of year	$16,437	$16,885	$16,713

Trustmark (parent company only) paid income taxes of approximately $12.4 million in 2018, $7.4 million in 2017 and $24.8 million in 2016.  During 2018, interest received was $320 thousand compared to $283 thousand of interest paid in 2017 and $600 thousand of interest paid during 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2018.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2018.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2018, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2018 was audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Executive Officers of the Registrant” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2018 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	177,695	$—	1,018,337
Equity compensation plans not approved by security holders	—	—	—
Total	177,695	$—	1,018,337

(1)

This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.

(2)	Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)

This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan as of December 31, 2018, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2018 Annual Report to Shareholders and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

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

3-a	Articles of Incorporation of Trustmark, as restated April 28, 2016. Incorporated herein by reference to Exhibit 3.1 to Trustmark’s Form 8-K Current Report filed on May 2, 2016.

3-b	Amended and Restated Bylaws of Trustmark Corporation, as of April 28, 2016 and further amended on December 11, 2018.

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

Amendment to Employment Agreement between Trustmark Corporation and Gerard R. Host dated February 15, 2018.  Filed February 20, 2018, as Exhibit 10-v to Trustmark’s Form 10-K Annual Report, incorporated herein by reference.*

10-w

Second Amendment to Trustmark Corporation Deferred Compensation Plan (Master Plan Document).  Filed May 7, 2018, as Exhibit 10-w to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference.*

10-x

First Amendment to Deferred Compensation Plan for Directors (Directors’ Deferred Fee Plan) of Trustmark National Bank.  Filed May 7, 2018, as Exhibit 10-x to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference.*

10-y

First Amendment to Deferred Compensation Plan for Executives (Executive Deferral Plan-Group 1) of Trustmark National Bank. Filed May 7, 2018, as Exhibit 10-y to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference.*

21	List of Subsidiaries.

23	Consent of Crowe LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Label Linkbase Document

101.LAB	XBRL Presentation Linkbase Document

101.PRE	XBRL Definition Linkbase Document

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host
Gerard R. Host
President and Chief Executive Officer

DATE:	February 19, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 19, 2019	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 19, 2019	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 19, 2019	BY:	/s/ James N. Compton
James N. Compton, Director

DATE:	February 19, 2019	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 19, 2019	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE:	February 19, 2019	BY:	/s/ Louis E. Greer
Louis E. Greer, Treasurer, Principal Financial Officer
and Principal Accounting Officer

DATE:	February 19, 2019	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 19, 2019	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE:	February 19, 2019	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 19, 2019	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 19, 2019	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Chairman and Director

DATE:	February 19, 2019	BY:	/s/ Harry M. Walker
Harry M. Walker, Director

DATE:	February 19, 2019	BY:	/s/ Leroy G. Walker, Jr.
Leroy G. Walker, Jr., Director

DATE:	February 19, 2019	BY:	/s/ William G. Yates III
William G. Yates III, Director