Form 10-Q
period 2019-03-31
TRUSTMARK CORP
filed 2019-05-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-03683

Trustmark Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0471500
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

248 East Capitol Street, Jackson, Mississippi	39201
(Address of principal executive offices)	(Zip Code)

(601) 208-5111

(Registrant’s telephone number, including area code)

Securities registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	TRMK	Nasdaq Global Select Market

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

As of April 30, 2019, there were 64,738,911 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Cash and due from banks (noninterest-bearing)	$454,047	$349,561
Federal funds sold and securities purchased under reverse repurchase agreements	—	830
Securities available for sale (at fair value)	1,723,445	1,811,813
Securities held to maturity (fair value: $874,858-2019; $889,733-2018)	884,319	909,643
Loans held for sale (LHFS)	172,683	153,799
Loans held for investment (LHFI)	8,995,014	8,835,868
Less allowance for loan losses, LHFI	79,005	79,290
Net LHFI	8,916,009	8,756,578
Acquired loans	93,201	106,932
Less allowance for loan losses, acquired loans	1,297	1,231
Net acquired loans	91,904	105,701
Net LHFI and acquired loans	9,007,913	8,862,279
Premises and equipment, net	189,743	178,668
Mortgage servicing rights	86,842	95,596
Goodwill	379,627	379,627
Identifiable intangible assets, net	10,092	11,112
Other real estate	32,139	34,668
Operating lease right-of-use assets	33,861	—
Other assets	503,306	498,864
Total Assets	$13,478,017	$13,286,460

Liabilities
Deposits:
Noninterest-bearing	$2,867,778	$2,937,594
Interest-bearing	8,667,037	8,426,817
Total deposits	11,534,815	11,364,411
Federal funds purchased and securities sold under repurchase agreements	46,867	50,471
Other borrowings	83,265	79,885
Junior subordinated debt securities	61,856	61,856
Operating lease liabilities	34,921	—
Other liabilities	129,265	138,384
Total Liabilities	11,890,989	11,695,007

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 64,789,943 shares - 2019; 65,834,395 shares - 2018	13,499	13,717
Capital surplus	272,268	309,545
Retained earnings	1,342,176	1,323,870
Accumulated other comprehensive loss, net of tax	(40,915)	(55,679)
Total Shareholders' Equity	1,587,028	1,591,453
Total Liabilities and Shareholders' Equity	$13,478,017	$13,286,460

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest Income
Interest and fees on LHFS & LHFI	$106,795	$91,670
Interest and fees on acquired loans	1,916	4,877
Interest on securities:
Taxable	14,665	17,506
Tax exempt	510	651
Interest on federal funds sold and securities purchased under reverse repurchase agreements	2	2
Other interest income	1,603	934
Total Interest Income	125,491	115,640
Interest Expense
Interest on deposits	19,570	9,491
Interest on federal funds purchased and securities sold under repurchase agreements	288	662
Other interest expense	825	3,394
Total Interest Expense	20,683	13,547
Net Interest Income	104,808	102,093
Provision for loan losses, LHFI	1,611	3,961
Provision for loan losses, acquired loans	78	150
Net Interest Income After Provision for Loan Losses	103,119	97,982
Noninterest Income
Service charges on deposit accounts	10,265	10,857
Bank card and other fees	7,191	6,626
Mortgage banking, net	3,442	11,265
Insurance commissions	10,871	9,419
Wealth management	7,483	7,567
Other, net	2,239	1,059
Security gains (losses), net	—	—
Total Noninterest Income	41,491	46,793
Noninterest Expense
Salaries and employee benefits	60,954	58,475
Services and fees	16,968	15,746
Net occupancy - premises	6,454	6,502
Equipment expense	5,924	6,099
Other real estate expense, net	1,752	866
FDIC assessment expense	1,758	2,995
Other expense	12,211	11,782
Total Noninterest Expense	106,021	102,465
Income Before Income Taxes	38,589	42,310
Income taxes	5,250	5,480
Net Income	$33,339	$36,830

Earnings Per Share
Basic	$0.51	$0.54
Diluted	$0.51	$0.54

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income per consolidated statements of income	$33,339	$36,830
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	14,118	(21,030)
Change in net unrealized holding loss on securities transferred to held to maturity	560	724
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	47	47
Recognized net loss due to lump sum settlement	24	31
Change in net actuarial loss	190	276
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(47)	320
Reclassification adjustment for (gain) loss realized in net income	(128)	(5)
Other comprehensive income (loss), net of tax	14,764	(19,637)
Comprehensive income	$48,103	$17,193

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2019	65,834,395	$13,717	$309,545	$1,323,870	$(55,679)	$1,591,453
Net income per consolidated statements of income	—	—	—	33,339	—	33,339
Other comprehensive income (loss), net of tax	—	—	—	—	14,764	14,764
Common stock dividends paid ($0.23 per share)	—	—	—	(15,033)	—	(15,033)
Shares withheld to pay taxes, long-term incentive plan	123,821	25	(1,629)	—	—	(1,604)
Repurchase and retirement of common stock	(1,168,273)	(243)	(36,650)	—	—	(36,893)
Compensation expense, long-term incentive plan	—	—	1,002	—	—	1,002
Balance, March 31, 2019	64,789,943	$13,499	$272,268	$1,342,176	$(40,915)	$1,587,028

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2018	67,746,094	$14,115	$369,124	$1,228,187	$(39,725)	$1,571,701
Accumulated other comprehensive loss adjustment, Tax Cuts and Jobs Act of 2017 (Tax Reform Act)	—	—	—	8,524	(8,524)	—
Net income per consolidated statements of income	—	—	—	36,830	—	36,830
Other comprehensive income (loss), net of tax	—	—	—	—	(19,637)	(19,637)
Common stock dividends paid ($0.23 per share)	—	—	—	(15,660)	—	(15,660)
Shares withheld to pay taxes, long-term incentive plan	109,558	23	(1,403)	—	—	(1,380)
Repurchase and retirement of common stock	(80,584)	(17)	(2,485)	—	—	(2,502)
Compensation expense, long-term incentive plan	—	—	785	—	—	785
Balance, March 31, 2018	67,775,068	$14,121	$366,021	$1,257,881	$(67,886)	$1,570,137

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income per consolidated statements of income	$33,339	$36,830
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	1,689	4,111
Depreciation and amortization	9,337	9,376
Net amortization of securities	2,007	2,582
Gains on sales of loans, net	(3,576)	(4,585)
Compensation expense, long-term incentive plan	1,002	785
Deferred income tax provision	(1,400)	3,300
Proceeds from sales of loans held for sale	212,508	241,778
Purchases and originations of loans held for sale	(235,550)	(223,799)
Originations of mortgage servicing rights	(2,507)	(3,567)
Earnings on bank-owned life insurance	(1,354)	(1,233)
Net change in other assets	(1,576)	8,721
Net change in other liabilities	(9,853)	(7,379)
Other operating activities, net	10,806	(9,147)
Net cash from operating activities	14,872	57,773

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	25,361	33,102
Proceeds from maturities, prepayments and calls of securities available for sale	106,990	112,280
Purchases of securities available for sale	—	(1,390)
Net change in federal funds sold and securities purchased under reverse repurchase agreements	830	503
Net change in member bank stock	(70)	16,415
Net change in loans	(148,108)	100,619
Purchases of premises and equipment	(4,407)	(2,862)
Proceeds from sales of premises and equipment	1,848	4
Proceeds from sales of other real estate	1,780	5,310
Purchases of software	(3,753)	(841)
Investments in tax credit and other partnerships	(3,426)	(17)
Purchase of insurance book of business	(81)	—
Net cash from investing activities	(23,036)	263,123

Financing Activities
Net change in deposits	170,404	398,289
Net change in federal funds purchased and securities sold under repurchase agreements	(3,604)	(194,994)
Net change in short-term borrowings	(90)	(525,124)
Payments on long-term FHLB advances	(17)	(17)
Payments under finance lease obligations	(513)	—
Common stock dividends	(15,033)	(15,660)
Repurchase and retirement of common stock	(36,893)	(2,502)
Shares withheld to pay taxes, long-term incentive plan	(1,604)	(1,380)
Net cash from financing activities	112,650	(341,388)

Net change in cash and cash equivalents	104,486	(20,492)
Cash and cash equivalents at beginning of period	349,561	335,768
Cash and cash equivalents at end of period	$454,047	$315,276

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 195 offices at March 31, 2019 in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s 2018 Annual Report on Form 10-K.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2019 and December 31, 2018 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$28,900	$101	$(993)	$28,008	$3,747	$129	$—	$3,876
Obligations of states and political subdivisions	50,660	303	(9)	50,954	35,352	386	(141)	35,597
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	67,345	186	(1,355)	66,176	11,710	102	(128)	11,684
Issued by FNMA and FHLMC	656,926	418	(11,386)	645,958	111,962	130	(1,834)	110,258
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	794,838	388	(10,660)	784,566	559,690	777	(8,405)	552,062
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	148,668	254	(1,139)	147,783	161,858	700	(1,177)	161,381
Total	$1,747,337	$1,650	$(25,542)	$1,723,445	$884,319	$2,224	$(11,685)	$874,858

December 31, 2018
U.S. Government agency obligations	$31,235	$109	$(1,009)	$30,335	$3,736	$78	$—	$3,814
Obligations of states and political subdivisions	50,503	200	(27)	50,676	35,783	255	(139)	35,899
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,648	147	(2,301)	67,494	12,090	45	(257)	11,878
Issued by FNMA and FHLMC	685,520	127	(18,963)	666,684	115,133	43	(2,887)	112,289
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	830,129	67	(18,595)	811,601	578,827	189	(15,441)	563,575
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	187,494	191	(2,662)	185,023	164,074	299	(2,095)	162,278
Total	$1,854,529	$841	$(43,557)	$1,811,813	$909,643	$909	$(20,819)	$889,733

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $15.0 million ($11.2 million, net of tax) compared to approximately $15.7 million ($11.8 million, net of tax) at December 31, 2018.

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at March 31, 2019 and December 31, 2018 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$—	$—	$23,223	$(993)	$23,223	$(993)
Obligations of states and political subdivisions	1,366	(6)	11,095	(144)	12,461	(150)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	3,117	(12)	57,808	(1,471)	60,925	(1,483)
Issued by FNMA and FHLMC	16	(1)	703,426	(13,219)	703,442	(13,220)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	4,548	(5)	1,098,914	(19,060)	1,103,462	(19,065)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	14,532	(83)	228,767	(2,233)	243,299	(2,316)
Total	$23,579	$(107)	$2,123,233	$(37,120)	$2,146,812	$(37,227)

December 31, 2018
U.S. Government agency obligations	$—	$—	$25,045	$(1,009)	$25,045	$(1,009)
Obligations of states and political subdivisions	4,954	(9)	12,802	(157)	17,756	(166)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,163	(54)	61,141	(2,504)	70,304	(2,558)
Issued by FNMA and FHLMC	31,931	(172)	731,749	(21,678)	763,680	(21,850)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,643	(110)	1,296,221	(33,926)	1,342,864	(34,036)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	5,497	(37)	272,789	(4,720)	278,286	(4,757)
Total	$98,188	$(382)	$2,399,747	$(63,994)	$2,497,935	$(64,376)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at March 31, 2019.  There were no other-than-temporary impairments for the three months ended March 31, 2019 and 2018.

Security Gains and Losses

During the three months ended March 31, 2019 and 2018, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.239 billion and $2.144 billion at March 31, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both March 31, 2019 and December 31, 2018, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2019, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,576	$25,599	$170	$170
Due after one year through five years	24,719	24,915	34,642	34,891
Due after five years through ten years	3,557	3,501	4,287	4,412
Due after ten years	25,708	24,947	—	—
	79,560	78,962	39,099	39,473
Mortgage-backed securities	1,667,777	1,644,483	845,220	835,385
Total	$1,747,337	$1,723,445	$884,319	$874,858

Note 3 – LHFI and Allowance for Loan Losses, LHFI

At March 31, 2019 and December 31, 2018, LHFI consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$1,209,761	$1,056,601
Secured by 1-4 family residential properties	1,810,872	1,825,492
Secured by nonfarm, nonresidential properties	2,241,072	2,220,914
Other real estate secured	528,032	543,820
Commercial and industrial loans	1,558,057	1,538,715
Consumer loans	176,619	182,448
State and other political subdivision loans	982,626	973,818
Other loans	487,975	494,060
LHFI	8,995,014	8,835,868
Less allowance for loan losses, LHFI	79,005	79,290
Net LHFI	$8,916,009	$8,756,578

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2019, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At March 31, 2019 and December 31, 2018, the carrying amounts of nonaccrual LHFI were $56.4 million and $61.6 million, respectively.  Included in these amounts were $16.4 million and $16.7 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2019 and 2018.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$672	$—	$—	$672	$1,346	$1,207,743	$1,209,761
Secured by 1-4 family residential properties	5,519	1,534	397	7,450	17,089	1,786,333	1,810,872
Secured by nonfarm, nonresidential properties	2,575	—	—	2,575	8,440	2,230,057	2,241,072
Other real estate secured	46	117	—	163	1,548	526,321	528,032
Commercial and industrial loans	1,098	97	—	1,195	18,127	1,538,735	1,558,057
Consumer loans	1,434	256	273	1,963	147	174,509	176,619
State and other political subdivision loans	—	—	—	—	8,449	974,177	982,626
Other loans	39	18	—	57	1,277	486,641	487,975
Total	$11,383	$2,022	$670	$14,075	$56,423	$8,924,516	$8,995,014
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$284	$—	$—	$284	$2,218	$1,054,099	$1,056,601
Secured by 1-4 family residential properties	8,600	1,700	569	10,869	14,718	1,799,905	1,825,492
Secured by nonfarm, nonresidential properties	1,887	—	—	1,887	9,621	2,209,406	2,220,914
Other real estate secured	197	99	—	296	927	542,597	543,820
Commercial and industrial loans	1,346	300	—	1,646	23,938	1,513,131	1,538,715
Consumer loans	1,800	353	287	2,440	205	179,803	182,448
State and other political subdivision loans	186	—	—	186	8,595	965,037	973,818
Other loans	83	—	—	83	1,402	492,575	494,060
Total	$14,383	$2,452	$856	$17,691	$61,624	$8,756,553	$8,835,868
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

Trustmark’s individually evaluated impaired LHFI include all commercial nonaccrual relationships of $500 thousand or more, which are specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Topic 310-10-50-20 “Impaired Loans”, and are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a LHFI that has been specifically reviewed for impairment is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off or a specific reserve is established.  As subsequent events dictate and estimated net realizable values change, further adjustments may be necessary.

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	March 31, 2019
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$952	$673	$22	$695	$—	$1,216
Secured by 1-4 family residential properties	34,862	1,093	3,156	4,249	32	4,288
Secured by nonfarm, nonresidential properties	7,482	6,599	339	6,938	225	7,918
Other real estate secured	657	892	—	892	—	508
Commercial and industrial loans	25,414	12,890	16,635	29,525	3,407	28,125
Consumer loans	31	—	31	31	—	18
State and other political subdivision loans	8,611	4,079	4,370	8,449	370	6,373
Other loans	1,392	230	1,006	1,236	1,006	1,020
Total	$79,401	$26,456	$25,559	$52,015	$5,040	$49,466

	December 31, 2018
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Carrying Amount	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,794	$1,528	$24	$1,552	$—	$1,738
Secured by 1-4 family residential properties	4,951	95	3,868	3,963	39	4,328
Secured by nonfarm, nonresidential properties	8,282	6,728	2,748	9,476	413	8,898
Other real estate secured	—	—	248	248	—	124
Commercial and industrial loans	37,786	12,893	17,824	30,717	4,334	26,725
Consumer loans	2	—	2	2	—	6
State and other political subdivision loans	8,688	4,079	4,516	8,595	516	4,297
Other loans	1,418	230	1,052	1,282	1,052	804
Total	$62,921	$25,553	$30,282	$55,835	$6,354	$46,920

Troubled Debt Restructurings

At March 31, 2019 and 2018, LHFI classified as TDRs totaled $30.2 million and $25.8 million, respectively, and were primarily comprised of both credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk and totaled $24.8 million and $22.7 million, respectively.  The remaining TDRs at March 31, 2019 and 2018 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $4.4 million of unused commitments on TDRs at March 31, 2019 compared to no material unused commitments on TDRs at March 31, 2018.

For TDRs, Trustmark had a related loan loss allowance of $2.8 million and $4.5 million at March 31, 2019 and 2018, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $43 thousand for the three months ended March 31, 2019 compared to none for the three months ended March 31, 2018.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019			2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Secured by 1-4 family residential properties	2	$86	$86	4	$118	$118
Commercial and industrial loans	6	9,054	9,054	1	2,471	2,471
Consumer loans	2	30	30	—	—	—
Total	10	$9,170	$9,170	5	$2,589	$2,589

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):
	Three Months Ended March 31,
	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$22	—	$—
Secured by 1-4 family residential properties	3	684	1	4
Commercial and industrial loans	6	15,178	2	—
Consumer loans	2	28	—	—
Total	12	$15,912	3	$4

Trustmark’s TDRs have resulted primarily from allowing the borrower to pay interest-only for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk rather than from forgiveness.  Accordingly, as shown above, these TDRs have a similar recorded investment for both the pre-modification and post-modification disclosure.  Trustmark has utilized loans 90 days or more past due to define payment default in determining TDRs that have subsequently defaulted.

The following tables detail LHFI classified as TDRs by loan type at March 31, 2019 and 2018 ($ in thousands):

	March 31, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$22	$22
Secured by 1-4 family residential properties	58	3,098	3,156
Secured by nonfarm, nonresidential properties	—	339	339
Commercial and industrial loans	13,786	12,380	26,166
Consumer loans	—	31	31
Other loans	—	518	518
Total TDRs	$13,844	$16,388	$30,232

	March 31, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$189	$189
Secured by 1-4 family residential properties	60	2,916	2,976
Secured by nonfarm, nonresidential properties	—	380	380
Commercial and industrial loans	—	21,745	21,745
Other loans	—	556	556
Total TDRs	$60	$25,786	$25,846

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

•

Other Assets Especially Mentioned (Special Mention) (RR 7) – a loan that has a potential weakness that if not corrected will lead to a more severe rating.  This rating is for credits that are currently protected but potentially weak because of an adverse feature or condition that if not corrected will lead to a further downgrade.

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

To enhance this process, commercial nonaccrual relationships of $500 thousand or more are routinely reviewed to establish an expectation of loss, if any, and if such examination indicates that the level of reserve is not adequate to cover the expectation of loss, a special reserve or impairment is generally applied.

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

The tables below present LHFI by loan type and credit quality indicator at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,136,438	$72	$5,730	$198	$1,142,438
Secured by 1-4 family residential properties	120,246	210	3,015	226	123,697
Secured by nonfarm, nonresidential properties	2,199,445	1,604	39,510	462	2,241,021
Other real estate secured	521,988	—	5,206	—	527,194
Commercial and industrial loans	1,469,610	11,356	75,250	1,841	1,558,057
Consumer loans	—	—	—	—	—
State and other political subdivision loans	967,290	5,250	10,086	—	982,626
Other loans	462,626	3,965	17,523	15	484,129
Total	$6,877,643	$22,457	$156,320	$2,742	$7,059,162

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$66,635	$358	$—	$330	$67,323	$1,209,761
Secured by 1-4 family residential properties	1,664,639	6,274	397	15,865	1,687,175	1,810,872
Secured by nonfarm, nonresidential properties	51	—	—	—	51	2,241,072
Other real estate secured	836	2	—	—	838	528,032
Commercial and industrial loans	—	—	—	—	—	1,558,057
Consumer loans	174,509	1,690	273	147	176,619	176,619
State and other political subdivision loans	—	—	—	—	—	982,626
Other loans	3,846	—	—	—	3,846	487,975
Total	$1,910,516	$8,324	$670	$16,342	$1,935,852	$8,995,014

	December 31, 2018
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$982,305	$75	$5,645	$203	$988,228
Secured by 1-4 family residential properties	123,191	216	2,731	229	126,367
Secured by nonfarm, nonresidential properties	2,182,106	1,250	37,025	473	2,220,854
Other real estate secured	537,958	323	4,610	—	542,891
Commercial and industrial loans	1,468,262	12,431	55,943	2,079	1,538,715
Consumer loans	—	—	—	—	—
State and other political subdivision loans	958,214	5,250	10,354	—	973,818
Other loans	460,568	17,842	10,323	49	488,782
Total	$6,712,604	$37,387	$126,631	$3,033	$6,879,655

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$67,913	$124	$—	$336	$68,373	$1,056,601
Secured by 1-4 family residential properties	1,675,455	9,872	569	13,229	1,699,125	1,825,492
Secured by nonfarm, nonresidential properties	60	—	—	—	60	2,220,914
Other real estate secured	929	—	—	—	929	543,820
Commercial and industrial loans	—	—	—	—	—	1,538,715
Consumer loans	179,802	2,153	288	205	182,448	182,448
State and other political subdivision loans	—	—	—	—	—	973,818
Other loans	5,278	—	—	—	5,278	494,060
Total	$1,929,437	$12,149	$857	$13,770	$1,956,213	$8,835,868

Past Due LHFS

LHFS past due 90 days or more totaled $40.8 million and $37.4 million at March 31, 2019 and December 31, 2018, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2019 or 2018.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,524	$7,524
Secured by 1-4 family residential properties	32	8,349	8,381
Secured by nonfarm, nonresidential properties	225	21,254	21,479
Other real estate secured	—	3,077	3,077
Commercial and industrial loans	3,407	25,795	29,202
Consumer loans	—	3,148	3,148
State and other political subdivision loans	370	422	792
Other loans	1,006	4,396	5,402
Total allowance for loan losses, LHFI	$5,040	$73,965	$79,005

	December 31, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,390	$7,390
Secured by 1-4 family residential properties	39	8,602	8,641
Secured by nonfarm, nonresidential properties	413	21,963	22,376
Other real estate secured	—	3,450	3,450
Commercial and industrial loans	4,334	23,025	27,359
Consumer loans	—	2,890	2,890
State and other political subdivision loans	516	474	990
Other loans	1,052	5,142	6,194
Total allowance for loan losses, LHFI	$6,354	$72,936	$79,290

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$695	$1,209,066	$1,209,761
Secured by 1-4 family residential properties	4,249	1,806,623	1,810,872
Secured by nonfarm, nonresidential properties	6,938	2,234,134	2,241,072
Other real estate secured	892	527,140	528,032
Commercial and industrial loans	29,525	1,528,532	1,558,057
Consumer loans	31	176,588	176,619
State and other political subdivision loans	8,449	974,177	982,626
Other loans	1,236	486,739	487,975
Total	$52,015	$8,942,999	$8,995,014

	December 31, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,552	$1,055,049	$1,056,601
Secured by 1-4 family residential properties	3,963	1,821,529	1,825,492
Secured by nonfarm, nonresidential properties	9,476	2,211,438	2,220,914
Other real estate secured	248	543,572	543,820
Commercial and industrial loans	30,717	1,507,998	1,538,715
Consumer loans	2	182,446	182,448
State and other political subdivision loans	8,595	965,223	973,818
Other loans	1,282	492,778	494,060
Total	$55,835	$8,780,033	$8,835,868

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$79,290	$76,733
Loans charged-off	(4,033)	(2,542)
Recoveries	2,137	3,083
Net (charge-offs) recoveries	(1,896)	541
Provision for loan losses, LHFI	1,611	3,961
Balance at end of period	$79,005	$81,235

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended March 31, 2019 and 2018 ($ in thousands):

	2019
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land	$7,390	$(35)	$306	$(137)	$7,524
Secured by 1-4 family residential properties	8,641	(161)	216	(315)	8,381
Secured by nonfarm, nonresidential properties	22,376	—	15	(912)	21,479
Other real estate secured	3,450	—	10	(383)	3,077
Commercial and industrial loans	27,359	(1,859)	137	3,565	29,202
Consumer loans	2,890	(793)	534	517	3,148
State and other political subdivision loans	990	—	—	(198)	792
Other loans	6,194	(1,185)	919	(526)	5,402
Total allowance for loan losses, LHFI	$79,290	$(4,033)	$2,137	$1,611	$79,005

	2018
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land loans	$7,865	$(2)	$195	$(232)	$7,826
Secured by 1-4 family residential properties	10,874	(780)	267	(770)	9,591
Secured by nonfarm, nonresidential properties	23,428	—	21	1,071	24,520
Other real estate secured	2,790	—	6	(487)	2,309
Commercial and industrial loans	22,851	(121)	1,213	5,074	29,017
Consumer loans	3,470	(434)	501	(310)	3,227
State and other political subdivision loans	789	—	—	3	792
Other loans	4,666	(1,205)	880	(388)	3,953
Total allowance for loan losses, LHFI	$76,733	$(2,542)	$3,083	$3,961	$81,235

Note 4 – Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

At March 31, 2019 and December 31, 2018, acquired loans consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$5,728	$5,878
Secured by 1-4 family residential properties	21,441	22,556
Secured by nonfarm, nonresidential properties	46,492	47,979
Other real estate secured	8,026	8,253
Commercial and industrial loans	6,359	15,267
Consumer loans	1,033	1,356
Other loans	4,122	5,643
Acquired loans	93,201	106,932
Less allowance for loan losses, acquired loans	1,297	1,231
Net acquired loans	$91,904	$105,701

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2018	$179,570	$77,868
Transfers (3)(2)	(26,497)	(59,916)
Accretion to interest income	9,514	1,019
Payments received, net	(62,519)	(16,234)
Other (4)	(26)	74
Change in allowance for loan losses, acquired loans	2,848	—
Carrying value, net at December 31, 2018	102,890	2,811
Transfers (2)	—	(2,926)
Accretion to interest income	1,563	115
Payments received, net	(12,548)	—
Other (4)	65	—
Change in allowance for loan losses, acquired loans	(66)	—
Carrying value, net at March 31, 2019	$91,904	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	During 2018, Trustmark transferred the remaining loans acquired in the Heritage, Bay Bank and Reliance acquisitions from acquired impaired loans to LHFI.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Three Months Ended March 31,
	2019	2018
Accretable yield at beginning of period	$(17,722)	$(31,426)
Accretion to interest income	1,563	3,268
Disposals, net	469	543
Reclassification from nonaccretable difference (1)	(1,725)	(1,353)
Accretable yield at end of period	$(17,415)	$(28,968)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$1,231	$4,079
Net (charge-offs) recoveries	(12)	65
Provision for loan losses, acquired loans	78	150
Balance at end of period	$1,297	$4,294

As discussed in Note 3 - LHFI and Allowance for Loan Losses, LHFI, Trustmark has established a loan grading system that consists of ten individual credit risk grades (risk ratings) that encompass a range from loans where the expectation of loss is negligible to loans where loss has been established.  The model is based on the risk of default for an individual credit and establishes certain criteria to segregate the level of risk across the ten unique risk ratings.  These credit quality measures are unique to commercial loans.  Credit quality for consumer loans is based on individual credit scores, aging status of the loan and payment activity.

The tables below present the acquired loans by loan type and credit quality indicator at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,777	$26	$259	$—	$5,062
Secured by 1-4 family residential properties		4,118	44	566	448	5,176
Secured by nonfarm, nonresidential properties		34,345	—	11,724	423	46,492
Other real estate secured		7,633	—	187	206	8,026
Commercial and industrial loans		4,457	—	165	1,737	6,359
Consumer loans		—	—	—	—	—
Other loans		2,730	—	1,392	—	4,122
Total acquired loans		$58,060	$70	$14,293	$2,814	$75,237

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$666	$—	$—	$—	$666	$5,728
Secured by 1-4 family residential properties	15,258	508	499	—	16,265	21,441
Secured by nonfarm, nonresidential properties	—	—	—	—	—	46,492
Other real estate secured	—	—	—	—	—	8,026
Commercial and industrial loans	—	—	—	—	—	6,359
Consumer loans	934	99	—	—	1,033	1,033
Other loans	—	—	—	—	—	4,122
Total acquired loans	$16,858	$607	$499	$—	$17,964	$93,201

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2018
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,923	$26	$278	$—	$5,227
Secured by 1-4 family residential properties		4,341	45	534	451	5,371
Secured by nonfarm, nonresidential properties		34,933	—	12,614	432	47,979
Other real estate secured		7,653	—	190	410	8,253
Commercial and industrial loans		6,560	—	6,942	1,765	15,267
Consumer loans		—	—	—	—	—
Other loans		4,027	—	1,616	—	5,643
Total acquired loans		$62,437	$71	$22,174	$3,058	$87,740

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$642	$5	$4	$—	$651	$5,878
Secured by 1-4 family residential properties	16,133	571	481	—	17,185	22,556
Secured by nonfarm, nonresidential properties	—	—	—	—	—	47,979
Other real estate secured	—	—	—	—	—	8,253
Commercial and industrial loans	—	—	—	—	—	15,267
Consumer loans	1,346	10	—	—	1,356	1,356
Other loans	—	—	—	—	—	5,643
Total acquired loans	$18,121	$586	$485	$—	$19,192	$106,932

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$—	$10	$85	$95	$—	$5,633	$5,728
Secured by 1-4 family residential properties	479	52	510	1,041	—	20,400	21,441
Secured by nonfarm, nonresidential properties	100	—	861	961	—	45,531	46,492
Other real estate secured	—	—	113	113	—	7,913	8,026
Commercial and industrial loans	—	—	—	—	—	6,359	6,359
Consumer loans	99	—	—	99	—	934	1,033
Other loans	14	—	1,382	1,396	—	2,726	4,122
Total acquired loans	$692	$62	$2,951	$3,705	$—	$89,496	$93,201

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$5	$0	$87	$92	$—	$5,786	$5,878
Secured by 1-4 family residential properties	664	108	481	1,253	—	21,303	22,556
Secured by nonfarm, nonresidential properties	206	0	978	1,184	—	46,795	47,979
Other real estate secured	2	14	—	16	—	8,237	8,253
Commercial and industrial loans	—	—	—	—	—	15,267	15,267
Consumer loans	1	9	—	10	—	1,346	1,356
Other loans	—	—	—	—	—	5,643	5,643
Total acquired loans	$878	$131	$1,546	$2,555	$—	$104,377	$106,932

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$95,596	$84,269
Origination of servicing assets	2,507	3,567
Change in fair value:
Due to market changes	(8,863)	9,521
Due to run-off	(2,398)	(2,507)
Balance at end of period	$86,842	$94,850

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At March 31, 2019, the fair value of the MSR included an assumed average prepayment speed of 10.19 CPR and an average discount rate of 10.04% compared to an assumed average prepayment speed of 7.25 CPR and an average discount rate of 10.28% at March 31, 2018.

Mortgage Loans Serviced/Sold

During the first three months of 2019 and 2018, Trustmark sold $208.9 million and $237.2 million, respectively, of residential mortgage loans.  Pretax gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $3.6 million for the first three months of 2019 compared to $4.6 million for the first three months of 2018.  The table below details the mortgage loans sold and serviced for others at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	December 31, 2018
Federal National Mortgage Association	$4,205,947	$4,204,336
Government National Mortgage Association	2,554,666	2,537,238
Federal Home Loan Mortgage Corporation	77,742	71,343
Other	21,238	21,957
Total mortgage loans sold and serviced for others	$6,859,593	$6,834,874

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

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$1,000	$1,000
Provision for putback expenses	—	—
Other (1)	(125)	—
Balance at end of period	$875	$1,000
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 6 – Other Real Estate

At March 31, 2019, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$34,668	$43,228
Additions	785	2,010
Disposals	(1,658)	(4,896)
Write-downs	(1,656)	(788)
Balance at end of period	$32,139	$39,554

Gains (losses), net on the sale of other real estate included in other real estate expense	$122	$414

At March 31, 2019 and December 31, 2018, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Construction, land development and other land properties	$15,574	$16,206
1-4 family residential properties	4,634	4,983
Nonfarm, nonresidential properties	11,748	13,296
Other real estate properties	183	183
Total other real estate	$32,139	$34,668

At March 31, 2019 and December 31, 2018, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Alabama	$6,878	$6,873
Florida	8,120	8,771
Mississippi (1)	15,421	17,255
Tennessee (2)	994	1,025
Texas	726	744
Total other real estate	$32,139	$34,668

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At March 31, 2019 and December 31, 2018, the balance of other real estate included $4.6 million and $5.0 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At March 31, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $836 thousand and $1.1 million, respectively.

Note 7 – Leases

ASU 2016-02, “Leases (Topic 842),” became effective for Trustmark on January 1, 2019.  Trustmark adopted FASB ASC Topic 842 utilizing the modified-retrospective transition approach prescribed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. Trustmark did not elect the package of practical expedients, which includes reassessing whether any expired or existing contracts are or contain leases, reassessing the lease classification and reassessing initial direct costs.  Also, Trustmark did not elect to adopt the hindsight practical expedient therefore maintaining the lease terms previously determined under FASB ASC Topic 840, “Leases”.  Trustmark made an accounting policy election to not recognize short-term leases (12 months or less) on the balance sheet.  Trustmark accounts for the lease and nonlease components separately as such amounts are readily determinable.

Once Trustmark identifies and determines certain contracts are leases according to FASB ASC Topic 842, Trustmark classifies it as an operating or a finance lease and recognizes a right-of-use asset and a lease liability at the lease commencement date.  The lease liability represents the present value of the lease payments that remain unpaid as of the commencement date and the right-of-use asset is the initial lease liability recognized for the lease plus any lease payments made to the lessor at or before the commencement date as well as any initial direct costs less any lease incentives received.

Trustmark’s finance leases consist of building and equipment leases.  Trustmark recognizes interest expense based on the discount rate of the lease as interest expense in other interest expense and recognizes depreciation expense on a straight-line basis over the lease term as noninterest expense in net occupancy – premises for building leases and in equipment expense for equipment leases.  Trustmark amortizes the right-of-use asset over the life of the lease term on a straight-line basis.  Trustmark’s lease liabilities are measured as the present value of the remaining lease payments throughout the lease term.  Trustmark records its finance lease right-of-use assets in premises and equipment, net and its finance lease liabilities in other borrowings.

Trustmark’s operating leases primarily consist of building and land leases.   Trustmark recognizes lease rent expense on a straight-line basis over the term of the lease contract and records it as noninterest expense in net occupancy – premises for building and land leases and in equipment expense for equipment leases.  Trustmark’s amortization of the right-of-use asset is the difference between the straight-line lease expense and the interest expense recognized on the lease liability during the period.  Trustmark’s lease liabilities are measured as the present value of the remaining lease payments throughout the lease term.

Trustmark’s leases typically have one or more renewal options included in the lease contract.  Due to the nature of Trustmark’s leases, for leases with renewal options available, Trustmark considers the first renewal option as reasonably certain to renew and is therefore included in the measurement of the right-of-use assets and lease liabilities.

In order to calculate its right-of-use assets and lease liabilities, FASB ASC Topic 842 requires Trustmark to use the rate of interest implicit in the lease when readily determinable. If the rate implicit in the lease is not readily determinable, Trustmark is required to use its incremental borrowing rate, which is the rate of interest Trustmark would have to pay to borrow on a collateralized basis over a similar term in a similar economic environment.  Trustmark was able to determine the implicit interest rate for its equipment leases and used that rate as its discount rate.  Since the implicit interest rate for most of its building and land leases were not readily determinable, Trustmark used its incremental borrowing rate.

Trustmark’s short-term leases primarily include automated teller machines.  For short-term leases, Trustmark recognizes lease expense on a straight-line basis over the lease term.  As previously stated, Trustmark has elected not to include short-term leases on its balance sheet.

The table below details the components of net lease cost during the period presented ($ in thousands):

Three Months Ended March 31, 2019
Finance leases
Amortization of right-of-use assets	$503
Interest on lease liabilities	81
Operating lease cost	1,300
Short-term lease cost	80
Variable lease cost	344
Sublease income	(87)
Net lease cost	$2,221

The table below details the cash payments included in the measurement of lease liabilities during the period presented ($ in thousands):

Three Months Ended March 31, 2019
Finance leases
Operating cash flows included in other activities, net	$265
Financing cash flows included in payments under finance lease obligations	513
Operating leases
Operating cash flows (fixed payments) included in other activities, net	1,246
Operating cash flows (liability reduction) included in other activities, net	941

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2019 ($ in thousands):

March 31, 2019
Finance lease right-of-use assets, net of accumulated depreciation	$11,230
Finance lease liabilities	11,220
Operating lease right-of-use assets	33,861
Operating lease liabilities	34,921

Weighted-average lease term
Finance leases	8.58 years
Operating leases	9.64 years

Weighted-average discount rate
Finance leases	3.02%
Operating leases	3.59%

At March 31, 2019, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2019 (excluding the three months ended March 31, 2019)	$1,770	$3,713
2020	2,132	4,736
2021	1,615	4,517
2022	1,556	4,159
2023	871	4,157
Thereafter	5,024	20,401
Total minimum lease payments	12,968	41,683
Less imputed interest	(1,748)	(6,762)
Lease liabilities	$11,220	$34,921

In accordance with the modified-retrospective transition approach for adopting FASB ASC Topic 842, Trustmark did not restate the prior period unaudited consolidated financial statements and all prior period amounts and disclosures are presented under FASB ASC Topic 840.  At December 31, 2018, future minimum rental commitments under non-cancellable operating leases were as follows ($ in thousands):

2019	$8,680
2020	8,063
2021	7,274
2022	6,680
2023	5,788
Thereafter	29,673
Total	$66,158

Note 8 – Deposits

At March 31, 2019 and December 31, 2018, deposits consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Noninterest-bearing demand	$2,867,778	$2,937,594
Interest-bearing demand	2,892,125	2,633,259
Savings	3,898,898	3,905,659
Time	1,876,014	1,887,899
Total	$11,534,815	$11,364,411

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $145.2 million and $163.3 million at March 31, 2019 and December 31, 2018, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of March 31, 2019, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	December 31, 2018
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$872	$6,721
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	37,564	38,788
Total securities sold under repurchase agreements	$38,436	$45,509

Note 10 – Revenue from Contracts with Customers

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the three months ended March 31, 2019 resulted in net gains of $122 thousand compared to $414 thousand for the three months ended March 31, 2018.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Segment
Service charges on deposit accounts	$10,240	$—	$10,240	$10,833	$—	$10,833
Bank card and other fees	6,865	302	7,167	6,524	75	6,599
Mortgage banking, net	—	3,442	3,442	—	11,265	11,265
Wealth management	91	—	91	47	—	47
Other, net	2,244	(271)	1,973	1,424	(408)	1,016
Total noninterest income	$19,440	$3,473	$22,913	$18,828	$10,932	$29,760

Wealth Management Segment
Service charges on deposit accounts	$25	$—	$25	$24	$—	$24
Bank card and other fees	24	—	24	27	—	27
Wealth management	7,392	—	7,392	7,520	—	7,520
Other, net	236	26	262	15	28	43
Total noninterest income	$7,677	$26	$7,703	$7,586	$28	$7,614

Insurance Segment
Insurance commissions	$10,871	$—	$10,871	$9,419	$—	$9,419
Other, net	4	—	4	—	—	—
Total noninterest income	$10,875	$—	$10,875	$9,419	$—	$9,419

Consolidated
Service charges on deposit accounts	$10,265	$—	$10,265	$10,857	$—	$10,857
Bank card and other fees	6,889	302	7,191	6,551	75	6,626
Mortgage banking, net	—	3,442	3,442	—	11,265	11,265
Insurance commissions	10,871	—	10,871	9,419	—	9,419
Wealth management	7,483	—	7,483	7,567	—	7,567
Other, net	2,484	(245)	2,239	1,439	(380)	1,059
Total noninterest income	$37,992	$3,499	$41,491	$35,833	$10,960	$46,793
(1)

During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  The prior period amounts presented include reclassifications to conform to the current period presentation.

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

Note 11 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plan

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan) to satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions.

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$53	$69
Interest cost	90	83
Expected return on plan assets	(51)	(57)
Recognized net loss due to lump sum settlements	31	40
Recognized net actuarial loss	93	142
Net periodic benefit cost	$216	$277

For the plan year ending December 31, 2019, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $160 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2019 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$27	$29
Interest cost	541	495
Amortization of prior service cost	63	63
Recognized net actuarial loss	162	226
Net periodic benefit cost	$793	$813

Note 12 – Stock and Incentive Compensation

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

The following table summarizes the Stock Plan activity for the period presented:

	Three Months Ended March 31, 2019
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	177,695	321,870
Granted	50,862	113,673
Released from restriction	(61,347)	(112,242)
Forfeited	(17,296)	(2,643)
Nonvested shares, end of period	149,914	320,658

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Performance awards	$81	$(106)
Time-vested awards	921	891
Total compensation expense	$1,002	$785

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At March 31, 2019 and 2018, Trustmark had unused commitments to extend credit of $4.011 billion and $3.280 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2019 and 2018, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $106.5 million and $103.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2019 and 2018, the fair value of collateral held was $30.0 million and $27.8 million, respectively.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Basic shares	65,239	67,809
Dilutive shares	140	152
Diluted shares	65,379	67,961

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted-average antidilutive stock awards	55	54

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense paid on deposits and borrowings	$20,501	$13,902
Noncash transfers from loans to other real estate	785	2,010
Securities purchased not settled	1,095	—
Finance right-of-use assets resulting from lease liabilities	11,230	—
Operating right-of-use assets resulting from lease liabilities	33,861	—

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at March 31, 2019 and 1.875% at December 31, 2018.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2019 and December 31, 2018 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,253,096	11.88%	7.000%	n/a
Trustmark National Bank	1,294,212	12.27%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,313,096	12.45%	8.500%	n/a
Trustmark National Bank	1,294,212	12.27%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,393,398	13.21%	10.500%	n/a
Trustmark National Bank	1,374,514	13.03%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,313,096	10.05%	4.00%	n/a
Trustmark National Bank	1,294,212	9.92%	4.00%	5.00%

At December 31, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,271,538	11.77%	6.375%	n/a
Trustmark National Bank	1,311,548	12.14%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,331,538	12.33%	7.875%	n/a
Trustmark National Bank	1,311,548	12.14%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,412,059	13.07%	9.875%	n/a
Trustmark National Bank	1,392,069	12.89%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,331,538	10.26%	4.00%	n/a
Trustmark National Bank	1,311,548	10.13%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  Trustmark repurchased approximately 1.2 million shares of its common stock valued at $36.9 million during the three months ended March 31, 2019, compared to 81 thousand shares valued at $2.5 million repurchased during the three months ended March 31, 2018.  Under this authority, Trustmark repurchased approximately 3.2 million shares valued at $100.0 million.

The Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019 under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2020.  The adoption of this new stock repurchase program followed the receipt of non-objection from the Board of Governors of the Federal Reserve System.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$18,824	$(4,706)	$14,118	$(28,039)	$7,009	$(21,030)
Change in net unrealized holding loss on securities transferred to held to maturity	747	(187)	560	965	(241)	724
Total securities available for sale and transferred securities	19,571	(4,893)	14,678	(27,074)	6,768	(20,306)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	63	(16)	47	63	(16)	47
Recognized net loss due to lump sum settlements	31	(7)	24	40	(9)	31
Change in net actuarial loss	255	(65)	190	368	(92)	276
Total pension and other postretirement benefit plans	349	(88)	261	471	(117)	354
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(63)	16	(47)	427	(107)	320
Reclassification adjustment for (gain) loss realized in net income	(171)	43	(128)	(6)	1	(5)
Total cash flow hedge derivatives	(234)	59	(175)	421	(106)	315
Total other comprehensive income (loss)	$19,686	$(4,922)	$14,764	$(26,182)	$6,545	$(19,637)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2019	$(43,824)	$(12,324)	$469	$(55,679)
Other comprehensive income (loss) before reclassification	14,678	—	(47)	14,631
Amounts reclassified from accumulated other comprehensive loss	—	261	(128)	133
Net other comprehensive income (loss)	14,678	261	(175)	14,764
Balance at March 31, 2019	$(29,146)	$(12,063)	$294	$(40,915)

Balance at January 1, 2018	$(26,535)	$(13,468)	$278	$(39,725)
Other comprehensive income (loss) before reclassification	(20,306)	—	320	(19,986)
Amounts reclassified from accumulated other comprehensive loss	—	354	(5)	349
Net other comprehensive income (loss)	(20,306)	354	315	(19,637)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Reform Act	(5,694)	(2,890)	60	(8,524)
Balance at March 31, 2018	$(52,535)	$(16,004)	$653	$(67,886)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$28,008	$—	$28,008	$—
Obligations of states and political subdivisions	50,954	—	50,954	—
Mortgage-backed securities	1,644,483	—	1,644,483	—
Securities available for sale	1,723,445	—	1,723,445	—
Loans held for sale	172,683	—	172,683	—
Mortgage servicing rights	86,842	—	—	86,842
Other assets - derivatives	13,820	3,702	8,353	1,765
Other liabilities - derivatives	3,418	262	3,156	—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$30,335	$—	$30,335	$—
Obligations of states and political subdivisions	50,676	—	50,676	—
Mortgage-backed securities	1,730,802	—	1,730,802	—
Securities available for sale	1,811,813	—	1,811,813	—
Loans held for sale	153,799	—	153,799	—
Mortgage servicing rights	95,596	—	—	95,596
Other assets - derivatives	12,347	5,006	6,154	1,187
Other liabilities - derivatives	4,213	66	4,147	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(11,261)	1,574
Additions	2,507	—
Sales	—	(996)
Balance, March 31, 2019	$86,842	$1,765

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2019	$(8,863)	$382

Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	7,014	1,533
Additions	3,567	—
Sales	—	(760)
Balance, March 31, 2018	$94,850	$1,673

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2018	$9,521	$239

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2019, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At March 31, 2019, Trustmark had outstanding balances of $52.0 million with a related allowance of $5.0 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $55.8 million with a related allowance of $6.4 million at December 31, 2018.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $5.7 million were remeasured during the first three months of 2019, requiring write-downs of $990 thousand to reach their current fair values compared to $9.3 million of foreclosed assets that were remeasured during the first three months of 2018, requiring write-downs of $788 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018, are as follows ($ in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$454,047	$454,047	$350,391	$350,391
Securities held to maturity	884,319	874,858	909,643	889,733
Level 3 Inputs:
Net LHFI	8,916,009	8,934,375	8,756,578	8,757,817
Net acquired loans	91,904	91,904	105,701	105,701

Financial Liabilities:
Level 2 Inputs:
Deposits	11,534,815	11,535,520	11,364,411	11,365,203
Federal funds purchased and securities sold under repurchase agreements	46,867	46,867	50,471	50,471
Other borrowings	83,265	83,223	79,885	79,827
Junior subordinated debt securities	61,856	51,959	61,856	53,196

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2019, a net gain of $668 thousand was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option, compared to a net loss of $504 thousand the three months ended March 31, 2018, respectively.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2019 included $1.0 million of interest earned on the LHFS accounted for under the fair value option, compared to $871 thousand the three months ended March 31, 2018.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $53.8 million and $61.6 million at March 31, 2019 and December 31, 2018, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	December 31, 2018
Fair value of LHFS	$118,853	$92,235
LHFS contractual principal outstanding	114,950	89,056
Fair value less unpaid principal	$3,903	$3,179

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the three months ended March 31, 2019 and 2018.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $294 thousand at March 31, 2019 compared to a net after-tax gain of $469 thousand at December 31, 2018.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next nine months, Trustmark estimates that $391 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $414.0 million at March 31, 2019 compared to $318.0 million at December 31, 2018.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $4.7 million compared to a net positive ineffectiveness of $3.3 million for the three months ended March 31, 2019 and 2018, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $191.6 million at March 31, 2019, with a negative valuation adjustment of $1.6 million, compared to $132.0 million, with a negative valuation adjustment of $1.8 million, at December 31, 2018.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $113.9 million at March 31, 2019, with a positive valuation adjustment of $1.8 million, compared to $71.2 million, with a positive valuation adjustment of $1.2 million, as of December 31, 2018.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $538.6 million related to this program, compared to $475.8 million as of December 31, 2018.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of March 31, 2019, Trustmark had no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $75 thousand at December 31, 2018.  As of March 31, 2019, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both March 31, 2019 and December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $22.8 million and $23.1 million, respectively.  Trustmark had entered into eight risk participation agreements as a guarantor with an aggregate notional amount of $42.2 million at March 31, 2019 compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2019 and December 31, 2018.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of March 31, 2019 and December 31, 2018 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2019	December 31, 2018
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$391	$625

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$3,458	$4,445
Exchange traded purchased options included in other assets	244	561
OTC written options (rate locks) included in other assets	1,765	1,187
Interest rate swaps included in other assets	7,914	5,487
Credit risk participation agreements included in other assets	48	42
Forward contracts included in other liabilities	1,614	1,773
Exchange traded written options included in other liabilities	262	66
Interest rate swaps included in other liabilities	1,533	2,369
Credit risk participation agreements included in other liabilities	9	5

	Three Months Ended March 31,
	2019	2018
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$171	$6

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$4,853	$(5,418)
Amount of gain (loss) recognized in bank card and other fees	(256)	55

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(47)	$320

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$8,305	$—	$8,305	$(471)	$(90)	$7,744

Offsetting of Derivative Liabilities
As of March 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,533	$—	$1,533	$(471)	$—	$1,062

Offsetting of Derivative Assets
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,112	$—	$6,112	$(339)	$(620)	$5,153

Offsetting of Derivative Liabilities
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,369	$—	$2,369	$(339)	$—	$2,030

Note 19 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For a complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2018 Annual Report on Form 10-K.  During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  The prior period amounts presented include reclassifications to conform to the current period presentation.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
General Banking
Net interest income	$103,787	$100,707
Provision for loan losses, net	1,691	4,111
Noninterest income	22,913	29,760
Noninterest expense	90,659	87,990
Income before income taxes	34,350	38,366
Income taxes	4,190	4,486
General banking net income	$30,160	$33,880

Selected Financial Information
Total assets	$13,297,961	$13,288,601
Depreciation and amortization	$9,139	$9,210

Wealth Management
Net interest income	$966	$1,331
Provision for loan losses, net	(2)	—
Noninterest income	7,703	7,614
Noninterest expense	7,019	6,876
Income before income taxes	1,652	2,069
Income taxes	409	517
Wealth management net income	$1,243	$1,552

Selected Financial Information
Total assets	$108,464	$107,503
Depreciation and amortization	$69	$27

Insurance
Net interest income	$55	$55
Noninterest income	10,875	9,419
Noninterest expense	8,343	7,599
Income before income taxes	2,587	1,875
Income taxes	651	477
Insurance net income	$1,936	$1,398

Selected Financial Information
Total assets	$71,592	$67,335
Depreciation and amortization	$129	$139

Consolidated
Net interest income	$104,808	$102,093
Provision for loan losses, net	1,689	4,111
Noninterest income	41,491	46,793
Noninterest expense	106,021	102,465
Income before income taxes	38,589	42,310
Income taxes	5,250	5,480
Consolidated net income	$33,339	$36,830

Selected Financial Information
Total assets	$13,478,017	$13,463,439
Depreciation and amortization	$9,337	$9,376

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

ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  Issued in March 2017, ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium.  In particular, the amendments in ASU 2017-08 require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  Notably, the amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Securities within the scope of ASU 2017-08 are purchased debt securities that have explicit, noncontingent call features that are callable at fixed prices and on preset dates.  The amendments of ASU 2017-08 became effective for Trustmark on January 1, 2019.  Trustmark’s total unamortized premium for purchased debt securities within the scope of ASU 2017-08 is immaterial; therefore, the adoption of ASU 2017-08 did not have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02, among other things, requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842: Leases,” which provides corrections or improvements to a number of areas within FASB ASC Topic 842 and has the same transition guidance and effective date as ASU 2016-02. The FASB also issued ASU 2018-11, “Leases (Topic 842)-Targeted Improvements”, in July 2018, which provides entities with an additional and optional transition method to adopt the new lease standard and, for lessors only, a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component.  The amendments in ASU 2018-11 allow an entity the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to at the beginning of the earliest period presented in the financial statements.  The amendments of ASU 2018-11 have the same effective date as ASU 2016-02.  In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors.  The amendments of ASU 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases.  Trustmark has an immaterial amount of leases in which it is the lessor and adoption of ASU 2016-02 did not have a material impact to these leases or the related income.  Trustmark obtained a third-party software application which will provide lease contract maintenance and lease accounting under the guidelines of FASB ASC Topic 842.  All existing lease contracts, with the exception of short-term leases, were loaded into the software application and reviewed by Management.  The amendments of ASU 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for Trustmark on January 1, 2019.  Trustmark adopted the amendments in this ASU using the optional transition method allowable under ASU 2018-11, and was not required to recognize any cumulative-effect adjustment to the opening balance of retained earnings.  During the first quarter of 2019, Trustmark recorded operating lease right-of-use assets and operating lease liabilities of $33.9 million and $34.9 million, respectively, in its consolidation balance sheet.  Additionally, Trustmark recorded finance lease right-of-use assets, net of accumulated depreciation, of $11.2 million in premises and equipment, net and finance lease liabilities of $11.2 million in other borrowings.  Trustmark’s total lease right-of-use assets, net represented approximately 0.3% of its total assets as of March 31, 2019; therefore, the adoption of ASU 2016-02 did not have a material impact on Trustmark’s consolidated financial statements.  Disclosures required by the amendments of ASU 2016-02 are included in Note 7 – Leases of this report.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2019, TNB had total assets of $13.475 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 195 offices and 2,839 full-time equivalent associates (measured at March 31, 2019) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report on Form 10-K.

Executive Overview

During the first three months of 2019, Trustmark continued to focus on its strategic initiatives of profitably growing each of its financial services businesses, optimizing its balance sheet, deploying capital through stock repurchases and maintaining disciplined expense management.  Trustmark achieved solid financial results with total revenue of $146.3 million for the three months ended March 31, 2019.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $159.1 million, or 1.8%, and growth in deposits of $170.4 million, or 1.5%, during the first three months of 2019.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2019, to shareholders of record on June 1, 2019.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during the first three months of 2019; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in Russia and other emerging markets, combined with uncertainty regarding the potential market impact of efforts by the Board of Governors of the Federal Reserve System (FRB) to reduce the size of its balance sheet, the consequences of the decision of the United Kingdom to exit the European Union, the potential impact on the economy of the current United States presidential administration’s policies and United States trade relations.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the April 2019 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a slight-to-moderate pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted retail and auto sale slowed, tourism activity increased, steady growth in loan demand, improvements in manufacturing activity, though some trade-related uncertainty was noted, stronger home sales, but lower demand for higher-priced homes, and agricultural conditions remained weak due to the impact of rainfall, flooding, other weather related conditions and the trade conflict with China.  Reports by the twelve Federal Reserve Districts also noted employment increased modestly with moderate gains in wages; however, tight labor markets continue to restrain the rate of growth and place pressures on wages, particularly for skilled workers.  Reports by the twelve Federal Reserve Districts noted modest-to-moderate increases in prices citing rising wages and freight costs, mixed changes in materials costs as well as higher tariffs as contributing factors.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace, labor markets remained tight and wages growth was subdued for most jobs, retail sales and tourism improved, residential real estate activity improved and commercial real estate activity accelerated, manufacturing activity increased and banking conditions were stable.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved slightly, labor markets remained tight with slight growth in employment and moderate growth in wages, price pressures strengthened modestly with tariffs cited as a contributing factor to higher input prices, consumer spending activity was mixed, moderate improvements in manufacturing activity, residential real estate active increased modestly, moderate increase in loan demand and modest declines in agricultural conditions due to recent flooding.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded at a moderate pace, noting improvements in manufacturing activity, retail sales were flat, decelerated growth in the nonfinancial services sector, expanded loan volumes led by growth in commercial real estate lending, increased home sales, expanded activity in the energy sector, moderate growth in employment despite tight labor markets and wage growth remained elevated. The Federal Reserve’s Eleventh District also reported that outlooks for the near-term were positive or improved in most sectors, with the exception of the nonfinancial service sector which cited political uncertainty, trade policy issues and health of the global economy as contributing factors.

The FRB did not increase the target range for the federal funds rate during the first quarter of 2019 and indicated that there would be no additional increase during the remainder of 2019.  The FRB continues to reduce the size of its balance sheet.  It is not possible to predict the impact, if any, on market interest rates (or on markets generally) of efforts by the FRB to continue to reduce the size of its balance sheet.  Notwithstanding recent increases in the target rate for federal funds by the FRB, interest rates remain within a low range that, when combined with the extended period of historically low interest rates in recent years, continue to place pressure on net interest margins for Trustmark (as well as its competitors).  Further increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of rising interest rates, or the impact rising rates will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $33.3 million, or basic and diluted earnings per share (EPS) of $0.51, in the first quarter of 2019, compared to $36.8 million, or basic and diluted EPS of $0.54, in the first quarter of 2018.  The decrease in net income when the first quarter of 2019 is compared to the same time period in 2018 was principally due to an increase in noninterest expense and a decline in total revenue, partially offset by a decrease in the total provision for loan losses, net.  These factors are discussed in greater detail below.  Trustmark’s reported performance during the quarter ended March 31, 2019 produced a return on average tangible equity of 11.55%, a return on average assets of 1.01%, an average equity to average assets ratio of 11.83% and a dividend payout ratio of 45.10%, compared to a return on average tangible equity of 13.05%, a return on average assets of 1.10%, an average equity to average assets ratio of 11.55% and a dividend payout ratio of 42.59% during the quarter ended March 31, 2018.

Noninterest expense for the three months ended March 31, 2019 totaled $106.0 million, an increase of $3.6 million, or 3.5%, when compared to the same time period in 2018.  The increase in noninterest expense for the three months ended March 31, 2019 when compared to the same time period in 2018 was principally due to increases in salaries and employee benefits, services and fees and other real estate expense, partially offset by a decrease in FDIC assessment expense.  Salaries and employee benefits increased $2.5 million, or 4.2%, when the first three months of 2019 are compared to the same time period in 2018, primarily due to general merit increases, higher commission expense related to improvements in the insurance line of business and mortgage originations, increases in insurance expense related to Trustmark’s health plans and higher stock compensation expense.  Services and fees increased $1.2 million, or 7.8%, when the first quarter of 2019 is compared to the first quarter of 2018, principally due to increases in data processing expenses related to software and advertising expenses.  Other real estate expense increased $886 thousand when the first three months of 2019 is compared to the same time period in 2018, primarily due to an increase in the reserve for other real estate write-downs.  FDIC assessment expense decreased $1.2 million, or 41.3%, when the first three months of 2019 is compared to the same time period in 2018, principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended March 31, 2019 was $146.3 million, a decrease of $2.6 million, or 1.7%, when compared to the same time period in 2018.  The decrease in total revenue for the three months ended March 31, 2019 was principally the result of a decline in mortgage banking, net, primarily due to a net negative hedge ineffectiveness of $4.7 million for the first three months of 2019 compared to a net positive hedge ineffectiveness of $3.3 million for the first three months of 2018, partially offset by increases in net interest income, insurance commissions and other noninterest income.

Net interest income for the first quarter of 2019 totaled $104.8 million, an increase of $2.7 million, or 2.7%, when compared to the first quarter of 2018, principally due to an increase in interest and fees on LHFS and LHFI and a decrease in other interest expense, which were largely offset by an increase in interest on deposits and declines in interest and fees on securities and acquired loans.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2019 increased $15.1 million, or 16.5%, compared to the same time period in 2018, primarily due to an increase in the LHFI portfolio as well as higher yields on LHFI.  LHFI totaled $8.995 billion at March 31, 2019, an increase of $481.0 million, or 5.6%, when compared to March 31, 2018, principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi, Florida and Tennessee market regions.  Other interest expense for the three months ended March 31, 2019 decreased $2.6 million, or 75.7%, when compared to the same time period in 2018, principally due to a decline in interest on Federal Home Loan Bank (FHLB) advances as a result of prepayments and maturities of all remaining outstanding short-term FHLB advances with the FHLB of Dallas during 2018.  Interest expense on deposits for the three months ended March 31, 2019 increased $10.1 million when compared to the same time period in 2018, principally due to rising interest rates in general, accompanied by increases in average balances of all categories of interest-bearing deposits.  Interest on total securities for the three months ended March 31, 2019 declined $3.0 million, or 16.4%, when compared to the same time period in 2018, primarily as a result of the run-off of maturing investment securities.  Interest and fees on acquired loans for the three months ended March 31, 2019 decreased $3.0 million, or 60.7%, when compared to the same time period in 2018, principally due to a decline in the acquired loan portfolio as a result of the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions which were transferred from acquired impaired loans to LHFI during the second and third quarters of 2018 and a decrease in accretion income from loans acquired in the BancTrust merger as a result of pay-offs and pay-downs of these loans.

Insurance commissions totaled $10.9 million for the three months ended March 31, 2019, an increase of $1.5 million, or 15.4%, when compared to the same time period in 2018, principally due to improvements in the commercial property and casualty line of business.  Other noninterest income for the first quarter of 2019 increased $1.2 million when compared to the first quarter of 2018, primarily due to an increase in other miscellaneous income principally due to a gain on the sale of a branch building during the period and an increase in cash management services fee income.

Trustmark’s provision for loan losses, LHFI for the three months ended March 31, 2019 totaled $1.6 million, a decrease of $2.4 million, or 59.3%, when compared to the provision for loan losses, LHFI for the three months ended March 31, 2018.  Please see the section captioned “Provision for Loan Losses, LHFI” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three months ended March 31, 2019 totaled $78 thousand, a decrease of $72 thousand, or 48.0%, when compared to a provision of $150 thousand for the three months ended March 31, 2018.  Please see the section captioned “Provision for Loan Losses, Acquired Loans” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $1.7 million for the three months ended March 31, 2019, a decrease of $2.4 million, or 58.9%, when compared to the same time period in 2018.

At March 31, 2019, nonperforming assets, excluding acquired loans, totaled $88.6 million, a decrease of $7.7 million, or 8.0%, compared to December 31, 2018, reflecting declines in both nonaccrual LHFI and other real estate.  Nonaccrual LHFI totaled $56.4 million at March 31, 2019, representing a decrease of $5.2 million, or 8.4%, relative to December 31, 2018, primarily due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region for which reserves were previously established.  Other real estate totaled $32.1 million at March 31, 2019, reflecting a decline of $2.5 million, or 7.3%, compared to December 31, 2018, primarily due to properties sold and write-downs on foreclosed properties in Trustmark’s Mississippi, Florida and Alabama market regions.

LHFI totaled $8.995 billion at March 31, 2019, an increase of $159.1 million, or 1.8%, compared to December 31, 2018.  The increase in LHFI during the first three months of 2019 was primarily due to net growth in loans secured by real estate in Trustmark’s Alabama and Texas market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $11.535 billion at March 31, 2019, an increase of $170.4 million, or 1.5%, compared to December 31, 2018.  During the first three months of 2019, noninterest-bearing deposits decreased $69.8 million, or 2.4%, primarily due to a seasonal decline in public noninterest-bearing deposit accounts, while interest-bearing deposits increased $240.2 million, or 2.9%, primarily due to growth in all types of money market deposit accounts and interest checking accounts.

Recent Legislative and Regulatory Developments

In February 2019, the Consumer Financial Protection Bureau (CFPB) issued proposals that would rescind and delay parts of the CFPB’s 2017 final rule addressing certain covered short-term loans, longer-term balloon-payment loans, and longer-term loans with certain costs and features.  The proposals would rescind the 2017 final rule's requirements for a lender to determine a consumer’s ability to repay a covered loan and report covered loans to registered information systems, and delay the compliance date of such requirements from the third quarter of 2019 to the fourth quarter of 2020.  Based on TNB’s current credit portfolio, any covered loans made by TNB are considered exempt “accommodation loans” under the CFPB’s 2017 final rule, and accordingly, Trustmark does not expect that the 2017 final rule or the proposals will have a material impact on its operations.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report on Form 10-K.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Income
Total interest income	$125,491	$115,640
Total interest expense	20,683	13,547
Net interest income	104,808	102,093
Provision for loan losses, LHFI	1,611	3,961
Provision for loan losses, acquired loans	78	150
Noninterest income	41,491	46,793
Noninterest expense	106,021	102,465
Income before income taxes	38,589	42,310
Income taxes	5,250	5,480
Net Income	$33,339	$36,830

Total Revenue (1)	$146,299	$148,886

Per Share Data
Basic earnings per share	$0.51	$0.54
Diluted earnings per share	0.51	0.54
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	8.50%	9.50%
Return on average tangible equity	11.55%	13.05%
Return on average assets	1.01%	1.10%
Average equity/average assets	11.83%	11.55%
Net interest margin (fully taxable equivalent)	3.63%	3.46%
Dividend payout ratio	45.10%	42.59%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.09%	-0.03%
Provision for loan losses/average loans	0.07%	0.19%
Nonperforming loans/total loans (incl LHFS)	0.62%	0.79%
Nonperforming assets/total loans (incl LHFS) plus other real estate	0.96%	1.24%
Allowance for loan losses/total loans (excl LHFS)	0.88%	0.95%
(1)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)	Excludes acquired loans.

March 31,	2019	2018
Consolidated Balance Sheets
Total assets	$13,478,017	$13,463,439
Securities	2,607,764	3,121,472
Total loans (incl LHFS and acquired loans)	9,260,898	8,893,343
Deposits	11,534,815	10,975,801
Total shareholders' equity	1,587,028	1,570,137

Stock Performance
Market value - close	$33.63	$31.16
Book value	24.49	23.17
Tangible book value	18.48	17.34

Capital Ratios
Total equity/total assets	11.77%	11.66%
Tangible equity/tangible assets	9.15%	9.00%
Tangible equity/risk-weighted assets	11.35%	11.25%
Tier 1 leverage ratio	10.05%	9.96%
Common equity tier 1 risk-based capital ratio	11.88%	12.05%
Tier 1 risk-based capital ratio	12.45%	12.62%
Total risk-based capital ratio	13.21%	13.44%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2019	2018
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,590,187	$1,572,514
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(10,666)	(15,782)
Total average tangible equity		$1,199,894	$1,177,105

PERIOD END BALANCES
Total shareholders' equity		$1,587,028	$1,570,137
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(10,092)	(14,963)
Total tangible equity	(a)	$1,197,309	$1,175,547

TANGIBLE ASSETS
Total assets		$13,478,017	$13,463,439
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(10,092)	(14,963)
Total tangible assets	(b)	$13,088,298	$13,068,849
Risk-weighted assets	(c)	$10,548,472	$10,449,352

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$33,339	$36,830
Plus: Intangible amortization net of tax		826	1,049
Net income adjusted for intangible amortization		$34,165	$37,879
Period end shares outstanding	(d)	64,789,943	67,775,068

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.55%	13.05%
Tangible equity/tangible assets	(a)/(b)	9.15%	9.00%
Tangible equity/risk-weighted assets	(a)/(c)	11.35%	11.25%
Tangible book value	(a)/(d)*1,000	$18.48	$17.34

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,587,028	$1,570,137
AOCI-related adjustments		40,915	67,886
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(365,748)	(366,248)
Other adjustments and deductions for CET1 (2)		(9,099)	(12,233)
CET1 capital	(e)	1,253,096	1,259,542
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Less: additional tier 1 capital deductions		—	(714)
Additional tier 1 capital		60,000	59,286
Tier 1 Capital		$1,313,096	$1,318,828

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.88%	12.05%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

Net interest income-FTE for the three months ended March 31, 2019 increased $2.7 million, or 2.6%, when compared with the same time period in 2018.  The net interest margin for the three months ended March 31, 2019 increased 17 basis points to 3.63% when compared to the same time period in 2018.  The increase in the net interest margin for the three months ended March 31, 2019 was principally due to growth in the yield on the LHFI and LHFS portfolios, run-off of maturing investment securities and a favorable funding mix, partially offset by higher costs of interest-bearing deposits.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for the three months ended March 31, 2019 increased 23 basis points to 3.60% when compared to the same time period in 2018, due to the factors discussed above.

Average interest-earning assets for the first three months of 2019 were $12.075 billion compared to $12.332 billion for the same time period in 2018, a decrease of $257.1 million, or 2.1%.  The decline in average earning assets during the first three months of 2019 was primarily due to decreases in average total securities of $548.8 million, or 17.0%, and average acquired loans of $138.8 million, or 57.1%, which were partially offset by an increase in average loans (LHFS and LHFI) of $401.2 million, or 4.6%.  The decrease in average total securities was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.  The decrease in average acquired loans when the first three months of 2019 is compared to the same time period in 2018 was primarily due to acquired loans that were transferred to LHFI during 2018 as well as pay-downs and pay-offs of the acquired loans. The increase in average loans (LHFS and LHFI) was primarily attributable to the $481.0 million, or 5.6%, increase in the LHFI portfolio when balances at March 31, 2019 are compared to balances at March 31, 2018.  This increase was principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi, Florida and Tennessee market regions.

During the first three months of 2019, interest and fees on LHFS and LHFI-FTE increased $15.2 million, or 16.0%, when compared to the same time period in 2018, due principally to the growth in the LHFI portfolio, while the yield on loans (LHFS and LHFI) increased 48 basis points to 4.93% as a result of increases in interest rates. During the first three months of 2019, interest on total securities-FTE decreased $3.0 million, or 16.5%, while the yield on total securities increased 1 basis point to 2.31% when compared to the same time period in 2018, primarily due to the run off of maturing investment securities.  Interest on acquired loans declined $3.0 million, or 60.7%, and the yield on acquired loans declined 68 basis points to 7.45% when the first three months of 2019 is compared to the same time period in 2018, primarily due to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions which were transferred from acquired impaired loans to LHFI during the second and third quarters of 2018 and a decrease in accretion income from loans acquired in the BancTrust merger as a result of pay-offs and pay-downs of these loans.  As a result of these factors, interest income-FTE increased $9.9 million, or 8.3%, while the yield on total earning assets increased 41 basis points to 4.32% when the first three months of 2019 is compared to the same time period in 2018.

Average interest-bearing liabilities for the first three months of 2019 totaled $8.805 billion compared to $8.982 billion for the same time period in 2018, a decrease of $177.6 million, or 2.0%.  The decrease in average interest-bearing liabilities represented declines in average other borrowings and average federal funds purchased and securities sold under repurchase agreements which were largely offset by an increase in average interest-bearing deposits.  Average other borrowings decreased $661.4 million, or 87.9%, when the first three months of 2019 is compared to the same time period in 2018, primarily reflecting a decrease in the balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.  Average federal funds purchased and securities sold under repurchase agreements for the first three months of 2019 declined $193.5 million, or 69.6%, when compared to the same time period in 2018, primarily due to a decrease in upstream federal funds purchased as a result of the reduction of Trustmark’s external funding needs during 2018 due to deposit growth out-pacing growth in LHFI and the run-off of maturing investment securities.  Average interest-bearing deposits for the first three months of 2019 increased $677.3 million, or 8.6%, when compared to the same time period in 2018, as a result of growth in all categories of average interest-bearing deposits primarily due to increases in interest rates in general.

Total interest expense for the first three months of 2019 increased $7.1 million, or 52.7%, when compared with the same time period in 2018 due primarily to an increase in interest on deposits, in conjunction with increasing interest rates in general, partially offset by a decline in other interest expense.  Interest on deposits increased $10.1 million while the rate on interest-bearing deposits increased 44 basis points to 0.93% when the first three months of 2019 is compared to the same time period in 2018, primarily due to increases in average balances of all categories of interest-bearing deposits and rising interest rates in general.  Other interest expense decreased $2.6 million, or 75.7%, when the first three months of 2019 is compared to the same time period in 2018, primarily due to the decline in the balance of outstanding short-term FHLB advances with the FHLB of Dallas, while the rate on other borrowings increased 50 basis points to 2.19% reflecting an increase in rates.  As a result of these factors, the overall yield on interest-bearing liabilities increased 34 basis points to 0.95% when the first three months of 2019 is compared with the first three months of 2018.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019			2018

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$277	$2	2.93%	$478	$2	1.70%
Securities - taxable	2,619,933	14,665	2.27%	3,146,865	17,506	2.26%
Securities - nontaxable	68,869	646	3.80%	90,706	824	3.68%
Loans (LHFS and LHFI)	9,038,204	109,890	4.93%	8,636,967	94,712	4.45%
Acquired loans	104,316	1,916	7.45%	243,152	4,877	8.13%
Other earning assets	243,493	1,603	2.67%	213,985	934	1.77%
Total interest-earning assets	12,075,092	128,722	4.32%	12,332,153	118,855	3.91%
Cash and due from banks	423,749			336,642
Other assets	1,023,862			1,030,738
Allowance for loan losses, net	(82,227)			(82,304)
Total Assets	$13,440,476			$13,617,229

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,567,858	19,570	0.93%	$7,890,580	9,491	0.49%
Federal funds purchased and securities sold under repurchase agreements	84,352	288	1.38%	277,877	662	0.97%
Other borrowings	152,660	825	2.19%	814,013	3,394	1.69%
Total interest-bearing liabilities	8,804,870	20,683	0.95%	8,982,470	13,547	0.61%
Noninterest-bearing demand deposits	2,824,220			2,881,374
Other liabilities	221,199			180,871
Shareholders' equity	1,590,187			1,572,514
Total Liabilities and Shareholders' Equity	$13,440,476			$13,617,229
Net Interest Margin		108,039	3.63%		105,308	3.46%

Less tax equivalent adjustment		3,231			3,215

Net Interest Margin per Consolidated Statements of Income		$104,808			$102,093

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $1.6 million for the three months ended March 31, 2019, a decrease of $2.4 million, or 59.3%, when compared to the same time period in 2018.  The decrease in the provision for loan losses, LHFI when the three months ended March 31, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by increases in provision expense related to loan growth and changes in qualitative and quantitative reserve factors.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

Provision for Loan Losses, Acquired Loans

The provision for loan losses, acquired loans is recognized subsequent to acquisition to the extent it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimates after acquisition, considering both the timing and amount of those expected cash flows.  Provisions may be required when actual losses of unpaid principal incurred exceed previous loss expectations to date, or future cash flows previously expected to be collectible are no longer probable of collection.  The provision for loan losses, acquired loans is reflected as a valuation allowance netted against the carrying value of the acquired loans accounted for under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The provision for loan losses, acquired loans declined $72 thousand, or 48.0%, when the three months ended March 31, 2019 is compared to the same time period in 2018, principally due to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions that were transferred from acquired impaired loans to LHFI during the second and third quarters of 2018, which was mostly offset by an increase in provision expense related to loans acquired in the BancTrust merger due to changes in expectations based on the periodic re-estimations performed during the respective periods.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018
BancTrust	$78	$(283)
Bay Bank	—	377
Heritage	—	68
Reliance	—	(12)
Total provision for loan losses, acquired loans	$78	$150

Noninterest Income

Noninterest income represented 28.4% of total revenue, before securities gains (losses), net, for the three months ended March 31, 2019, compared to 31.4% for the three months ended March 31, 2018.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Service charges on deposit accounts	$10,265	$10,857	$(592)	-5.5%
Bank card and other fees	7,191	6,626	565	8.5%
Mortgage banking, net	3,442	11,265	(7,823)	-69.4%
Insurance commissions	10,871	9,419	1,452	15.4%
Wealth management	7,483	7,567	(84)	-1.1%
Other, net	2,239	1,059	1,180	n/m
Total noninterest income	$41,491	$46,793	$(5,302)	-11.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Mortgage servicing income, net	$5,607	$5,588	$19	0.3%
Change in fair value-MSR from runoff	(2,398)	(2,507)	109	4.3%
Gain on sales of loans, net	3,576	4,585	(1,009)	-22.0%
Other, net	1,405	295	1,110	n/m
Mortgage banking income before net hedge ineffectiveness	8,190	7,961	229	2.9%
Change in fair value-MSR from market changes	(8,863)	9,521	(18,384)	n/m
Change in fair value of derivatives	4,115	(6,217)	10,332	n/m
Net hedge ineffectiveness	(4,748)	3,304	(8,052)	n/m
Mortgage banking, net	$3,442	$11,265	$(7,823)	-69.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended March 31, 2019 when compared to the same time period in 2018 was principally due to the decrease in the net hedge ineffectiveness.  The net negative hedge ineffectiveness for the first three months of 2019 was the result of tightening mortgage spreads and increased market volatility.  Mortgage loan production for the three months ended March 31, 2019 was $283.5 million, a decrease of $5.7 million, or 2.0%, when compared to the same time period in 2018.  Loans serviced for others totaled $6.860 billion at March 31, 2019, compared with $6.654 billion at March 31, 2018, an increase of $206.0 million, or 3.1%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the three months ended March 31, 2019 is compared to the same time period in 2018, was primarily the result of lower profit margins in secondary marketing activities as well as a decline in the volume of loans sold.  Loan sales totaled $208.9 million for the three months ended March 31, 2019, a decrease of $28.3 million, or 11.9%, when compared with the same time period in 2018.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,010)	$(2,202)	$192	8.7%
Increase in life insurance cash surrender value	1,783	1,738	45	2.6%
Other miscellaneous income	2,466	1,523	943	61.9%
Total other, net	$2,239	$1,059	$1,180	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when the three months ended March 31, 2019 is compared to the same time period in 2018 was primarily due to an increase in other miscellaneous income principally due to a gain on the sale of a branch during the first quarter of 2019 and an increase in cash management services fee income.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Salaries and employee benefits	$60,954	$58,475	$2,479	4.2%
Services and fees	16,968	15,746	1,222	7.8%
Net occupancy-premises	6,454	6,502	(48)	-0.7%
Equipment expense	5,924	6,099	(175)	-2.9%
Other real estate expense:
Write-downs	1,656	788	868	n/m
Net (gain) loss on sale	(122)	(414)	292	70.5%
Carrying costs	218	492	(274)	-55.7%
Total other real estate expense, net	1,752	866	886	n/m
FDIC assessment expense	1,758	2,995	(1,237)	-41.3%
Other expense	12,211	11,782	429	3.6%
Total noninterest expense	$106,021	$102,465	$3,556	3.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended March 31, 2019 is compared to the same time period in 2018 was principally due to increases in salaries and incentive compensation as a result of general merit increases and higher commission expense as a result of improvements in the insurance and mortgage origination lines of business, increases in insurance expense related to Trustmark’s health plans and higher stock compensation expense.

Services and Fees

The increase in services and fees when the three months ended March 31, 2019 is compared to the same time period in 2018 was primarily the result of investments in new data processing software designed to improve efficiency and customer experience and increases in advertising expense.

Other Real Estate Expense, Net

The increase in other real estate expense for the three months ended March 31, 2019 when compared to the same time period in 2018 was principally due to an increase in the reserve for other real estate write-downs.  Please see the section captioned “Other Real Estate” for additional information regarding other real estate expense.

FDIC Assessment Expense

The decrease in the FDIC assessment expense when the first three months of 2019 is compared to the same time period in 2018 was principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Loan expense	$2,697	$2,791	$(94)	-3.4%
Amortization of intangibles	1,101	1,397	(296)	-21.2%
Other miscellaneous expense	8,413	7,594	819	10.8%
Total other expense	$12,211	$11,782	$429	3.6%

The increase in other expense for the three months ended March 31, 2019 when compared to the same time period in 2018 was primarily due to increases in various unrelated miscellaneous expenses.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  The prior period amounts include reclassifications to conform to the current period presentation.  The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2019 and 2018.

General Banking

Net interest income for the General Banking Segment increased $3.1 million, or 3.1%, when the three months ended March 31, 2019 is compared with the same time period in 2018.  The increase in net interest income was primarily due to an increase in interest and fees on LHFS and LHFI and a decrease in other interest expense, which were largely offset by an increase in interest on deposits and declines in interest and fees on securities and acquired loans.  The provision for loan losses, net for the three months ended March 31, 2019 totaled $1.7 million compared to $4.1 million for the same period in 2018, a decrease of $2.4 million, or 58.9%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $6.8 million, or 23.0%, during the first three months of 2019 compared to the same time period in 2018, primarily due to the decrease in mortgage banking, net, principally due to the decrease in the net hedge ineffectiveness, partially offset by the increase in other noninterest income, principally related to increases in other miscellaneous income.  Noninterest income for the General Banking Segment represented 18.1% of total revenue for this segment for the first three months of 2019 as opposed to 22.8% for the same time period in 2018.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $2.7 million, or 3.0%, during the first three months of 2019 compared with the same time period in 2018, principally due to increases in salaries and employee benefits, primarily as a result of general merit increases, higher medical insurance contributions, increased stock compensation expense and higher mortgage origination commission expense, other real estate expense, primarily related to the increase in the reserve for other real estate write-downs, and services and fees, primarily related to data processing software expenses, partially offset by the decline in FDIC assessment expense, primarily due to the lower regular assessment base and elimination of the additional surcharge.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During the first three months of 2019, net income for the Wealth Management Segment decreased $309 thousand, or 19.9%, when compared to the same time period in 2018.  Net interest income for the Wealth Management Segment totaled $966 thousand for the first three months of 2019, a decrease of $365 thousand, or 27.4%, when compared to the same time period in 2018, primarily due to an increase in interest expense on deposit accounts.  Noninterest income, which primarily includes income related to investment management, trust and brokerage services, increased $89 thousand, or 1.2%, when the first three months of 2019 is compared to the same time period in 2018, primarily due to increases in other miscellaneous income which was mostly offset by declines in trust management fee income.  Noninterest expense for the Wealth Management Segment increased $143 thousand, or 2.1%, during the first three months of 2019 compared to the same time period in 2018, principally due to an increase in data processing expense related to software.

At March 31, 2019 and 2018, Trustmark held assets under management and administration of $11.381 billion and $10.317 billion, respectively, and brokerage assets of $1.867 billion and $1.774 billion, respectively.

Insurance

Net income for the Insurance Segment during the first three months of 2019 increased $538 thousand, or 38.5%, compared to the same time period in 2018.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $1.5 million, or 15.5%, when the first three months of 2019 is compared to the same time period in 2018, primarily due to new business commission volume in the commercial property and casualty coverage.  Noninterest expense for the Insurance Segment increased $744 thousand, or 9.8%, when the first three months of 2019 is compared to the same time period in 2018, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes.

Income Taxes

For the three months ended March 31, 2019, Trustmark’s combined effective tax rate was 13.6% compared to 13.0% for the same time period in 2018.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.075 billion, or 89.8% of total average assets, for the three months ended March 31, 2019, compared to $12.332 billion, or 90.6% of total average assets, for the three months ended March 31, 2018, a decrease of $257.1 million, or 2.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.6 years at March 31, 2019 compared to 3.8 years at December 31, 2018.

When compared with December 31, 2018, total investment securities decreased by $113.7 million, or 4.2%, during the first three months of 2019.  This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities, partially offset by an increase in the fair market value of the securities available for sale.  Trustmark sold no securities during the first three months of 2019 or 2018.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At March 31, 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss, net of tax, (AOCL) in the accompanying consolidated balance sheets totaled $15.0 million ($11.2 million net of tax) compared to $15.7 million ($11.8 million net of tax) at December 31, 2018.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At March 31, 2019, available for sale securities totaled $1.723 billion, which represented 66.1% of the securities portfolio, compared to $1.812 billion, or 66.6%, at December 31, 2018.  At March 31, 2019, unrealized losses, net on available for sale securities totaled $23.9 million compared to $42.7 million at December 31, 2018.  At March 31, 2019, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2019, held to maturity securities totaled $884.3 million and represented 33.9% of the total securities portfolio, compared with $909.6 million, or 33.4%, at December 31, 2018.

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

As of March 31, 2019, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2019 ($ in thousands):

	March 31, 2019
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,696,677	97.1%	$1,672,491	97.1%
Aa1 to Aa3	31,753	1.8%	31,852	1.8%
A1 to A3	200	—	200	—
Baa1 to Baa3	1,095	0.1%	1,095	0.1%
Not Rated (1)	17,612	1.0%	17,807	1.0%
Total securities available for sale	$1,747,337	100.0%	$1,723,445	100.0%

Securities Held to Maturity
Aaa	$848,967	96.0%	$839,261	95.9%
Aa1 to Aa3	26,806	3.0%	26,962	3.1%
Not Rated (1)	8,546	1.0%	8,635	1.0%
Total securities held to maturity	$884,319	100.0%	$874,858	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2019, approximately 97.1% of the available for sale securities, measured at the estimated fair value, and 96.0% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At March 31, 2019, LHFS totaled $172.7 million, consisting of $118.9 million of residential real estate mortgage loans in the process of being sold to third parties and $53.8 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2018, LHFS totaled $153.8 million, consisting of $92.2 million of residential real estate mortgage loans in the process of being sold to third parties and $61.6 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2019 or 2018.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$1,209,761	13.5%	$1,056,601	12.0%
Secured by 1-4 family residential properties	1,810,872	20.1%	1,825,492	20.7%
Secured by nonfarm, nonresidential properties	2,241,072	24.9%	2,220,914	25.1%
Other real estate secured	528,032	5.9%	543,820	6.1%
Commercial and industrial loans	1,558,057	17.3%	1,538,715	17.4%
Consumer loans	176,619	2.0%	182,448	2.1%
State and other political subdivision loans	982,626	10.9%	973,818	11.0%
Other loans	487,975	5.4%	494,060	5.6%
LHFI	$8,995,014	100.0%	$8,835,868	100.0%

LHFI increased $159.1 million, or 1.8%, compared to December 31, 2018.  The increase in LHFI during the first three months of 2019 was primarily due to net growth in loans secured by real estate in Trustmark’s Alabama and Texas market regions.

LHFI secured by real estate increased $142.9 million, or 2.5%, during the first three months of 2019 representing net growth in construction, land development and other land loans and LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), partially offset by declines in LHFI secured by other real estate and LHFI secured by 1-4 family residential properties.  LHFI secured by construction, land development and other land increased $153.2 million, or 14.5%, during the first three months of 2019 primarily due to new loans in the other construction category, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first three months of 2019, $73.9 million loans were moved from other construction to other loan categories, including $42.9 million to non-owner occupied loans, $9.0 million to owner occupied loans, and $22.0 million to multi-family residential loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $206.3 million during the first three months of 2019.  NFNR LHFI increased $20.2 million, or 0.9%, during the first three months of 2019, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $31.7 million, or 1.4%, during the first three months of 2019 primarily due to declines in non-owner occupied loans in the Mississippi, Florida and Texas market regions and owner occupied loans in the Alabama, Tennessee and Mississippi market regions, partially offset by growth in non-owner occupied loans in the Alabama market region and owner occupied loans in the Texas market region.  LHFI secured by other real estate declined $15.8 million, or 2.9%, during the first three months of 2019, primarily due to declines in LHFI secured by multi-family residential properties in the Texas market region partially offset by other construction loans that moved to the LHFI secured by multi-family residential properties in the Mississippi and Alabama market regions.  LHFI secured by 1-4 family residential properties declined $14.6 million, or 0.8%, during the first three months of 2019, primarily due to decreases in mortgage loans in the Mississippi, Florida and Alabama market regions.

Commercial and industrial LHFI increased $19.3 million, or 1.3%, during the first three months of 2019, as a result of growth in the Texas, Alabama, Tennessee and Florida market regions, partially offset by a decline in the Mississippi market region. Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At March 31, 2019 and December 31, 2018, energy-related LHFI had outstanding balances of approximately $152.8 million and $172.1 million, respectively, which represented approximately 1.7% of Trustmark’s total LHFI portfolio at March 31, 2019 compared to approximately 2.0% of the total LHFI portfolio at December 31, 2018.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2019	December 31, 2018
Home equity loans	$54,719	$54,778
Home equity lines of credit	382,900	393,134
Percentage of loans and lines for which Trustmark holds first lien	59.6%	59.8%
Percentage of loans and lines for which Trustmark does not hold first lien	40.4%	40.2%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2019 and December 31, 2018 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	March 31, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$187,240	$1,022,521	$1,209,761
Secured by 1- 4 family residential properties	1,030,897	779,975	1,810,872
Secured by nonfarm, nonresidential properties	1,373,314	867,758	2,241,072
Other real estate secured	148,590	379,442	528,032
Commercial and industrial loans	604,148	953,909	1,558,057
Consumer loans	157,230	19,389	176,619
State and other political subdivision loans	915,734	66,892	982,626
Other loans	182,165	305,810	487,975
LHFI	$4,599,318	$4,395,696	$8,995,014

	December 31, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$306,590	$750,011	$1,056,601
Secured by 1- 4 family residential properties	1,051,290	774,202	1,825,492
Secured by nonfarm, nonresidential properties	1,490,035	730,879	2,220,914
Other real estate secured	197,549	346,271	543,820
Commercial and industrial loans	821,343	717,372	1,538,715
Consumer loans	162,940	19,508	182,448
State and other political subdivision loans	907,685	66,133	973,818
Other loans	265,277	228,783	494,060
LHFI	$5,202,709	$3,633,159	$8,835,868

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

The following table presents the LHFI composition by region at March 31, 2019 and reflects a diversified mix of loans by region ($ in thousands):

	March 31, 2019
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$1,209,761	$437,802	$78,574	$323,968	$21,736	$347,681
Secured by 1-4 family residential properties	1,810,872	110,841	45,395	1,556,867	84,248	13,521
Secured by nonfarm, nonresidential properties	2,241,072	550,176	229,400	873,611	151,442	436,443
Other real estate secured	528,032	118,955	11,564	267,383	11,340	118,790
Commercial and industrial loans	1,558,057	219,344	21,124	747,115	369,630	200,844
Consumer loans	176,619	24,285	5,120	125,588	19,217	2,409
State and other political subdivision loans	982,626	92,603	41,979	605,775	23,538	218,731
Other loans	487,975	77,123	17,093	314,831	34,457	44,471
LHFI	$8,995,014	$1,631,129	$450,249	$4,815,138	$715,608	$1,382,890

Construction, Land Development and Other Land Loans by Region
Lots	$59,984	$14,748	$19,284	$19,046	$1,545	$5,361
Development	66,376	9,769	6,994	31,661	846	17,106
Unimproved land	103,616	21,012	14,716	34,113	12,784	20,991
1-4 family construction	232,594	105,503	13,252	81,962	2,066	29,811
Other construction	747,191	286,770	24,328	157,186	4,495	274,412
Construction, land development and other land loans	$1,209,761	$437,802	$78,574	$323,968	$21,736	$347,681

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$381,601	$160,404	$49,105	$92,029	$25,385	$54,678
Office	216,245	63,214	19,588	83,031	7,698	42,714
Nursing homes/senior living	213,501	71,514	—	135,927	6,060	—
Hotel/motel	258,384	64,106	66,912	52,900	33,379	41,087
Mini-storage	99,097	11,454	5,909	35,282	595	45,857
Industrial	88,148	21,057	6,381	14,234	1,340	45,136
Health care	44,577	11,762	3,248	27,557	—	2,010
Convenience stores	30,089	2,921	—	16,152	698	10,318
Other	60,906	7,497	8,246	13,099	6,838	25,226
Total non-owner occupied loans	1,392,548	413,929	159,389	470,211	81,993	267,026
Owner-occupied:
Office	162,849	35,109	26,580	56,283	5,810	39,067
Churches	90,352	19,843	6,563	44,209	15,395	4,342
Industrial warehouses	148,813	11,963	3,672	61,508	12,908	58,762
Health care	104,587	23,263	6,606	58,583	2,619	13,516
Convenience stores	111,562	13,772	12,627	61,690	1,183	22,290
Retail	74,247	15,654	7,347	32,195	2,899	16,152
Restaurants	49,903	3,525	1,394	25,598	17,499	1,887
Auto dealerships	29,226	7,868	314	12,211	8,833	—
Other	76,985	5,250	4,908	51,123	2,303	13,401
Total owner-occupied loans	848,524	136,247	70,011	403,400	69,449	169,417
Loans secured by nonfarm, nonresidential properties	$2,241,072	$550,176	$229,400	$873,611	$151,442	$436,443

Allowance for Loan Losses, LHFI

Trustmark’s allowance for loan loss methodology is based on guidance provided in SEC Staff Accounting Bulletin (SAB) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues,” as well as other regulatory guidance.  Trustmark’s allowance has been developed using different factors to estimate losses based upon specific evaluation of identified individual LHFI considered impaired, estimated identified losses on various pools of LHFI and/or groups of risk rated LHFI with common risk characteristics and other external and internal factors of estimated probable losses based on other facts and circumstances.  The level of Trustmark’s allowance reflects Management’s continuing evaluation of specific credit risks, loan loss experience, current loan portfolio growth, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  For a complete description of Trustmark’s allowance for loan loss methodology and the quantitative and qualitative factors included in the valuation allowance, please see Note 3 – LHFI and Allowance for Loan Losses, LHFI included in Part I. Item 1. – Financial Statements of this report.

At March 31, 2019, the allowance for loan losses, LHFI, was $79.0 million, a decrease of $285 thousand, or 0.4%, when compared with December 31, 2018.  The decrease in the allowance for loan loss during the first three months of 2019 was principally due to a decrease in specific reserves for new and existing impaired LHFI, which was largely offset by an increase in reserves required related to changes in quantitative and qualitative reserve factors for commercial LHFI.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, decreased to 342.97% at March 31, 2019, compared to 350.77% at December 31, 2018 principally due to an increase in nonperforming LHFI, excluding specifically reviewed impaired LHFI.  Allocation of Trustmark’s $79.0 million allowance for loan losses, LHFI, represented 0.96% of commercial LHFI and 0.57% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.88% as of March 31, 2019.  This compares with an allowance to total LHFI of 0.90% at December 31, 2018, which was allocated to commercial LHFI at 0.99% and to consumer and mortgage LHFI at 0.57%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$79,290	$11,175	$3,242	$40,592	$8,422	$15,859
LHFI charged-off	(4,033)	(229)	(63)	(3,496)	(203)	(42)
Recoveries	2,137	214	290	1,366	153	114
Net (charge-offs) recoveries	(1,896)	(15)	227	(2,130)	(50)	72
Provision for loan losses, LHFI	1,611	791	(595)	119	(234)	1,530
Balance at end of period	$79,005	$11,951	$2,874	$38,581	$8,138	$17,461

	Three Months Ended March 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
LHFI charged-off	(2,542)	(232)	(53)	(1,950)	(297)	(10)
Recoveries	3,083	148	1,013	1,683	188	51
Net (charge-offs) recoveries	541	(84)	960	(267)	(109)	41
Provision for loan losses, LHFI	3,961	618	(863)	2,664	(268)	1,810
Balance at end of period	$81,235	$11,007	$2,916	$46,785	$5,050	$15,477

Charge-offs exceeded recoveries for the three months ended March 31, 2019 resulting in net charge-offs of $1.9 million compared to net recoveries of $541 thousand for the same time period in 2018.  The increase in net charge-offs for the three months ended March 31, 2019 compared to the same time period in 2018 was primarily the result of the charge off of one large nonaccrual commercial credit in the Mississippi market region for which reserves were previously established.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the three months ended March 31, 2019 totaled 0.07% of average loans (LHFS and LHFI), compared with 0.19% of average loans (LHFS and LHFI) for the same time period in 2018.  The decrease in the provision for loan losses, LHFI when the three months ended March 31, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by increases in provision expense related to loan growth and changes in qualitative and quantitative reserve factors.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at March 31, 2019 and December 31, 2018 ($ in thousands):

	March 31, 2019	December 31, 2018
Nonaccrual LHFI
Alabama	$2,971	$3,361
Florida	408	1,175
Mississippi	41,145	44,331
Tennessee	8,806	8,696
Texas	3,093	4,061
Total nonaccrual LHFI	56,423	61,624
Other real estate
Alabama	6,878	6,873
Florida	8,120	8,771
Mississippi	15,421	17,255
Tennessee	994	1,025
Texas	726	744
Total other real estate	32,139	34,668
Total nonperforming assets	$88,562	$96,292

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.96%	1.07%

Loans past due 90 days or more
LHFI	$670	$856

LHFS - Guaranteed GNMA serviced loans (1)	$40,793	$37,384

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2019, nonaccrual LHFI totaled $56.4 million, or 0.62% of total LHFS and LHFI, reflecting a decrease of $5.2 million, or 0.06% of total LHFS and LHFI, relative to December 31, 2018.  The decrease in nonaccrual LHFI during the first three months of 2019 was primarily due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region for which reserves were previously established.  As of March 31, 2019, nonaccrual energy-related LHFI totaled $11.8 million and represented 7.7% of Trustmark’s total energy-related portfolio, compared to $12.0 million, or 7.0% of Trustmark’s total energy-related portfolio, as of December 31, 2018.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2019 decreased $2.5 million, or 7.3%, when compared with December 31, 2018.  The decrease in other real estate was primarily due to properties sold and write-downs on foreclosed properties in Trustmark’s Mississippi, Florida and Alabama market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	785	525	—	260	—	—
Disposals	(1,658)	(106)	(320)	(1,211)	(21)	—
Write-downs	(1,656)	(414)	(331)	(883)	(10)	(18)
Balance at end of period	$32,139	$6,878	$8,120	$15,421	$994	$726

	Three Months Ended March 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	2,010	225	773	1,012	—	—
Disposals	(4,896)	(1,423)	(2,104)	(412)	(957)	—
Write-downs	(788)	(500)	(56)	(177)	(55)	—
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$39,554	$8,962	$12,550	$15,737	$1,523	$782

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate increased $868 thousand when the first three months of 2019 is compared to the same time period in 2018, primarily due to a $667 thousand increase in reserves for other real estate write-downs.

For additional information regarding other real estate, including covered other real estate, see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

As of March 31, 2019 and December 31, 2018, acquired loans consisted of the following ($ in thousands):

	March 31, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$5,728	$5,878
Secured by 1-4 family residential properties	21,441	22,556
Secured by nonfarm, nonresidential properties	46,492	47,979
Other real estate secured	8,026	8,253
Commercial and industrial loans	6,359	15,267
Consumer loans	1,033	1,356
Other loans	4,122	5,643
Acquired loans	93,201	106,932
Less allowance for loan losses, acquired loans	1,297	1,231
Net acquired loans	$91,904	$105,701

During the first three months of 2019, acquired loans decreased $13.7 million, or 12.8%, compared to balances at December 31, 2018, primarily due to pay-downs and pay-offs of these acquired loans.  Based on the most recent re-estimation of expected cash flows, Trustmark anticipates that acquired loan balances, excluding any settlement of debt, will decline approximately $10.0 million during the second quarter of 2019.  Trustmark also expects the yield on the acquired loans, excluding any recoveries, to be approximately 6.0% to 7.0% for the second quarter of 2019.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $11.535 billion at March 31, 2019 compared to $11.364 billion at December 31, 2018, an increase of $170.4 million, or 1.5%.  During the first three months of 2019, noninterest-bearing deposits decreased $69.8 million, or 2.4%, primarily due to a seasonal decline in public noninterest-bearing deposit accounts, while interest-bearing deposits increased $240.2 million, or 2.9%, primarily due to growth in all types of money market deposit accounts and interest checking accounts.

Other Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth.  During 2018, Trustmark reduced its funding needs from external sources as a result of growth in deposits out-pacing growth in LHFI and Management’s decision during the fourth quarter of 2017 to suspend reinvestment of security cash flows and allow the run-off of maturing investment securities.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Other borrowings totaled $130.1 million at March 31, 2019, a decrease of $224 thousand, or 0.2%, when compared with $130.4 million at December 31, 2018, primarily due to decreases in GNMA optional repurchase loans and federal funds purchased and securities sold under repurchase agreements, which were mostly offset by the addition of building and equipment finance lease liabilities resulting from the adoption of FASB ASU 2016-02, “Leases (Topic 842).”  GNMA optional repurchase loans totaled $53.8 million at March 31, 2019, a decrease of $7.7 million, or 12.6%, compared to December 31, 2018.  See the section captioned “LHFS” for more information on Trustmark’s serviced GNMA loans eligible for repurchase.  Federal funds purchased and securities sold under repurchase agreements totaled $46.9 million at March 31, 2019 compared to $50.5 million at December 31, 2018, a decrease of $3.6 million, or 7.1%.  These amounts represented customer related transactions, such as commercial sweep repurchase balances.

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

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in our Annual Report on Form 10-K for the year ended December 31, 2018.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2019, Trustmark’s total shareholders’ equity was $1.587 billion, a decrease of $4.4 million, or 0.3%, when compared to December 31, 2018.  During the first three months of 2019, shareholders’ equity decreased primarily as a result of common stock repurchases of $36.9 million and common stock dividends of $15.0 million, partially offset by net income of $33.3 million and an increase in the fair market value of available for sale securities, net of tax, of $14.1 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at March 31, 2019 and 1.875% at December 31, 2018.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2019 and December 31, 2018.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2019 and 2018 were $0.23.  Trustmark’s indicated dividend for 2019 is $0.92 per common share, which is the same as dividends per common share in 2018.

Stock Repurchase Program

During the first quarter of 2019, Trustmark repurchased approximately 1.2 million shares valued at $36.9 million completing its $100.0 million stock repurchase program authorized by the Board of Directors of Trustmark on March 11, 2016, prior to its expiration on March 31, 2019.  Under this authority, Trustmark repurchased approximately 3.2 million shares valued at $100.0 million.  Following receipt of non-objection from the FRB, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares may be acquired through March 31, 2020.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $11.392 billion for the first three months of 2019 and represented approximately 84.8% of average liabilities and shareholders’ equity, compared to average deposits of $10.772 billion, which represented 79.1% of average liabilities and shareholders’ equity for the first three months of 2018.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2019, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $18.0 million compared to $23.9 million at December 31, 2018.  At both March 31, 2019 and December 31, 2018, Trustmark had no outstanding brokered CDs.

At both March 31, 2019 and December 31, 2018, had no upstream federal funds purchased.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at March 31, 2019 and December 31, 2018.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $2.905 billion at March 31, 2019.

In addition, at March 31, 2019, Trustmark had $862 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $879 thousand at December 31, 2018.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At March 31, 2019, Trustmark had approximately $316.0 million available in unencumbered agency securities compared to $496.2 million at December 31, 2018.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017.

Another borrowing source is the Discount Window.  At March 31, 2019, Trustmark had approximately $1.064 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.012 billion at December 31, 2018.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2019, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2019 and 2018.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $294 thousand at March 31, 2019 compared to a net after-tax gain of $469 thousand at December 31, 2018.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next nine months, Trustmark estimates that $391 thousand will be reclassified as a decrease to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $305.5 million at March 31, 2019, with a positive valuation adjustment of $151 thousand, compared to $203.2 million, with a negative valuation adjustment of $586 thousand at December 31, 2018.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the mortgage servicing rights (MSR) attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments were $414.0 million at March 31, 2019 compared to $318.0 million at December 31, 2018.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $4.7 million and a net positive ineffectiveness of $3.3 million for the three months ended March 31, 2019 and 2018, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $538.6 million related to this program, compared to $475.8 million as of December 31, 2018.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of March 31, 2019, Trustmark had no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $75 thousand at December 31, 2018.  As of March 31, 2019, Trustmark had no posted collateral against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both March 31, 2019 and December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $22.8 million and $23.1 million, respectively.  At March 31, 2019, Trustmark had entered into eight risk participation agreements as a guarantor with an aggregate notional amount of $42.2 million, compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2019 and December 31, 2018.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2019 and 2018.  At March 31, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2019	2018
+200 basis points	2.0%	-1.0%
+100 basis points	1.1%	-0.5%
-100 basis points	-1.8%	-3.4%

As shown in the table above, the interest rate shocks for the first three months of 2019 illustrate little change in net interest income in rising rate scenarios or a falling rate environment.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2019 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2019 and 2018.  At March 31, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2019	2018
+200 basis points	0.3%	4.0%
+100 basis points	0.8%	2.4%
-100 basis points	-3.2%	-8.3%

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

At March 31, 2019, the MSR fair value was $86.8 million, compared to $94.9 million at March 31, 2018.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2019, would be a decline in fair value of approximately $3.4 million and $3.1 million, respectively, compared to a decline in fair value of approximately $2.9 million and $3.7 million, respectively, at March 31, 2018.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2018 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2019.

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

There has been no material change in the risk factors previously disclosed in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2016, the Board of Directors of Trustmark authorized a $100.0 million stock repurchase program which expired on March 31, 2019.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2019 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2019 to January 31, 2019	734,955	$30.12	734,955	$14,734
February 1, 2019 to February 28, 2019	111,669	34.52	111,669	10,879
March 1, 2019 to March 31, 2019	321,649	33.82	321,649	—
Total	1,168,273		1,168,273

Following receipt of non-objection from the FRB, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares may be acquired through March 31, 2020.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.

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

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	May 7, 2019	DATE:	May 7, 2019