Form 10-Q
period 2019-06-30
TRUSTMARK CORP
filed 2019-08-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 31, 2019, there were 64,401,348 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including potential market impacts of efforts by the Board of Governors of the Federal Reserve System (FRB) to reduce the size of its balance sheet, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues relating to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Cash and due from banks (noninterest-bearing)	$404,413	$349,561
Federal funds sold and securities purchased under reverse repurchase agreements	75,499	830
Securities available for sale (at fair value)	1,643,725	1,811,813
Securities held to maturity (fair value: $832,361-2019; $889,733-2018)	825,536	909,643
Loans held for sale (LHFS)	240,380	153,799
Loans held for investment (LHFI)	9,116,759	8,835,868
Less allowance for loan losses, LHFI	80,399	79,290
Net LHFI	9,036,360	8,756,578
Acquired loans	87,884	106,932
Less allowance for loan losses, acquired loans	1,398	1,231
Net acquired loans	86,486	105,701
Net LHFI and acquired loans	9,122,846	8,862,279
Premises and equipment, net	189,820	178,668
Mortgage servicing rights	79,283	95,596
Goodwill	379,627	379,627
Identifiable intangible assets, net	9,101	11,112
Other real estate	31,243	34,668
Operating lease right-of-use assets	32,762	—
Other assets	514,723	498,864
Total Assets	$13,548,958	$13,286,460

Liabilities
Deposits:
Noninterest-bearing	$2,909,141	$2,937,594
Interest-bearing	8,657,488	8,426,817
Total deposits	11,566,629	11,364,411
Federal funds purchased and securities sold under repurchase agreements	51,800	50,471
Other borrowings	79,012	79,885
Junior subordinated debt securities	61,856	61,856
Operating lease liabilities	33,878	—
Other liabilities	137,233	138,384
Total Liabilities	11,930,408	11,695,007

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 64,398,846 shares - 2019; 65,834,395 shares - 2018	13,418	13,717
Capital surplus	260,619	309,545
Retained earnings	1,369,329	1,323,870
Accumulated other comprehensive loss, net of tax	(24,816)	(55,679)
Total Shareholders' Equity	1,618,550	1,591,453
Total Liabilities and Shareholders' Equity	$13,548,958	$13,286,460

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on LHFS & LHFI	$111,740	$96,712	$218,535	$188,382
Interest and fees on acquired loans	2,010	5,022	3,926	9,899
Interest on securities:
Taxable	13,916	16,894	28,581	34,400
Tax exempt	436	579	946	1,230
Interest on federal funds sold and securities purchased under reverse repurchase agreements	214	5	216	7
Other interest income	1,820	1,054	3,423	1,988
Total Interest Income	130,136	120,266	255,627	235,906
Interest Expense
Interest on deposits	21,500	12,139	41,070	21,630
Interest on federal funds purchased and securities sold under repurchase agreements	81	1,250	369	1,912
Other interest expense	831	1,713	1,656	5,107
Total Interest Expense	22,412	15,102	43,095	28,649
Net Interest Income	107,724	105,164	212,532	207,257
Provision for loan losses, LHFI	2,486	3,167	4,097	7,128
Provision for loan losses, acquired loans	106	(441)	184	(291)
Net Interest Income After Provision for Loan Losses	105,132	102,438	208,251	200,420
Noninterest Income
Service charges on deposit accounts	10,379	10,647	20,644	21,504
Bank card and other fees	8,004	7,070	15,195	13,696
Mortgage banking, net	10,295	9,046	13,737	20,311
Insurance commissions	11,089	10,735	21,960	20,154
Wealth management	7,742	7,478	15,225	15,045
Other, net	2,130	2,415	4,369	3,474
Security gains (losses), net	—	—	—	—
Total Noninterest Income	49,639	47,391	91,130	94,184
Noninterest Expense
Salaries and employee benefits	61,949	59,975	122,903	118,450
Services and fees	18,009	16,322	34,977	32,068
Net occupancy - premises	6,403	6,550	12,857	13,052
Equipment expense	5,958	6,202	11,882	12,301
Other real estate expense, net	132	(93)	1,884	773
FDIC assessment expense	1,836	2,538	3,594	5,533
Other expense	11,814	12,306	24,025	24,088
Total Noninterest Expense	106,101	103,800	212,122	206,265
Income Before Income Taxes	48,670	46,029	87,259	88,339
Income taxes	6,530	6,216	11,780	11,696
Net Income	$42,140	$39,813	$75,479	$76,643

Earnings Per Share
Basic	$0.65	$0.59	$1.16	$1.13
Diluted	$0.65	$0.59	$1.16	$1.13

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income per consolidated statements of income	$42,140	$39,813	$75,479	$76,643
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	15,059	(6,955)	29,177	(27,985)
Change in net unrealized holding loss on securities transferred to held to maturity	942	728	1,502	1,452
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	47	46	94	93
Recognized net loss due to lump sum settlement	47	30	71	61
Change in net actuarial loss	186	272	376	548
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(76)	99	(123)	419
Reclassification adjustment for (gain) loss realized in net income	(106)	(73)	(234)	(78)
Other comprehensive income (loss), net of tax	16,099	(5,853)	30,863	(25,490)
Comprehensive income	$58,239	$33,960	$106,342	$51,153

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2019	65,834,395	$13,717	$309,545	$1,323,870	$(55,679)	$1,591,453
Net income per consolidated statements of income	—	—	—	33,339	—	33,339
Other comprehensive income (loss), net of tax	—	—	—	—	14,764	14,764
Common stock dividends paid ($0.23 per share)	—	—	—	(15,033)	—	(15,033)
Shares withheld to pay taxes, long-term incentive plan	123,821	25	(1,629)	—	—	(1,604)
Repurchase and retirement of common stock	(1,168,273)	(243)	(36,650)	—	—	(36,893)
Compensation expense, long-term incentive plan	—	—	1,002	—	—	1,002
Balance, March 31, 2019	64,789,943	13,499	272,268	1,342,176	(40,915)	1,587,028
Net income per consolidated statements of income	—	—	—	42,140	—	42,140
Other comprehensive income (loss), net of tax	—	—	—	—	16,099	16,099
Common stock dividends paid ($0.23 per share)	—	—	—	(14,987)	—	(14,987)
Shares withheld to pay taxes, long-term incentive plan	7,087	2	(3)	—	—	(1)
Repurchase and retirement of common stock	(398,184)	(83)	(12,925)	—	—	(13,008)
Compensation expense, long-term incentive plan	—	—	1,279	—	—	1,279
Balance, June 30, 2019	64,398,846	$13,418	$260,619	$1,369,329	$(24,816)	$1,618,550

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2018	67,746,094	$14,115	$369,124	$1,228,187	$(39,725)	$1,571,701
Accumulated other comprehensive loss adjustment, Tax Cuts and Jobs Act of 2017 (Tax Reform Act)	—	—	—	8,524	(8,524)	—
Net income per consolidated statements of income	—	—	—	36,830	—	36,830
Other comprehensive income (loss), net of tax	—	—	—	—	(19,637)	(19,637)
Common stock dividends paid ($0.23 per share)	—	—	—	(15,660)	—	(15,660)
Shares withheld to pay taxes, long-term incentive plan	109,558	23	(1,403)	—	—	(1,380)
Repurchase and retirement of common stock	(80,584)	(17)	(2,485)	—	—	(2,502)
Compensation expense, long-term incentive plan	—	—	785	—	—	785
Balance, March 31, 2018	67,775,068	14,121	366,021	1,257,881	(67,886)	1,570,137
Net income per consolidated statements of income	—	—	—	39,813	—	39,813
Other comprehensive income (loss), net of tax	—	—	—	—	(5,853)	(5,853)
Common stock dividends paid ($0.23 per share)	—	—	—	(15,687)	—	(15,687)
Shares withheld to pay taxes, long-term incentive plan	8,292	1	(43)	—	—	(42)
Repurchase and retirement of common stock	(162,249)	(33)	(5,342)	—	—	(5,375)
Compensation expense, long-term incentive plan	—	—	1,079	—	—	1,079
Balance, June 30, 2018	67,621,111	$14,089	$361,715	$1,282,007	$(73,739)	$1,584,072

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income per consolidated statements of income	$75,479	$76,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	4,281	6,837
Depreciation and amortization	19,123	19,534
Net amortization of securities	3,918	5,086
Gains on sales of loans, net	(9,098)	(9,999)
Compensation expense, long-term incentive plan	2,281	1,864
Deferred income tax provision	(4,400)	4,000
Proceeds from sales of loans held for sale	497,187	525,611
Purchases and originations of loans held for sale	(586,444)	(534,903)
Originations of mortgage servicing rights	(6,075)	(7,719)
Earnings on bank-owned life insurance	(2,715)	(2,639)
Net change in other assets	(14,988)	7,087
Net change in other liabilities	(417)	(2,658)
Other operating activities, net	18,498	(11,342)
Net cash from operating activities	(3,370)	77,402

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	85,007	71,817
Proceeds from maturities, prepayments and calls of securities available for sale	213,479	226,479
Purchases of securities available for sale	(9,303)	(4,159)
Net proceeds from bank-owned life insurance	2,013	1,586
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(74,669)	615
Net change in member bank stock	(173)	27,114
Net change in loans	(266,949)	(28,727)
Purchases of premises and equipment	(8,372)	(6,224)
Proceeds from sales of premises and equipment	2,373	651
Proceeds from sales of other real estate	4,105	10,681
Purchases of software	(6,861)	(7,359)
Investments in tax credit and other partnerships	(3,426)	(17)
Purchase of insurance book of business	(81)	—
Net cash from investing activities	(62,857)	292,457

Financing Activities
Net change in deposits	202,218	494,923
Net change in federal funds purchased and securities sold under repurchase agreements	1,329	8,064
Net change in short-term borrowings	127	(780,816)
Payments on long-term FHLB advances	(34)	(33)
Payments under finance lease obligations	(1,035)	—
Common stock dividends	(30,020)	(31,347)
Repurchase and retirement of common stock	(49,901)	(7,877)
Shares withheld to pay taxes, long-term incentive plan	(1,605)	(1,422)
Net cash from financing activities	121,079	(318,508)

Net change in cash and cash equivalents	54,852	51,351
Cash and cash equivalents at beginning of period	349,561	335,768
Cash and cash equivalents at end of period	$404,413	$387,119

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 193 offices at June 30, 2019 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2019 and December 31, 2018 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$27,334	$102	$(790)	$26,646	$3,758	$242	$—	$4,000
Obligations of states and political subdivisions	38,203	495	—	38,698	32,860	478	(88)	33,250
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	66,041	314	(639)	65,716	11,184	189	(69)	11,304
Issued by FNMA and FHLMC	628,799	941	(5,376)	624,364	106,755	379	(430)	106,704
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	750,605	3,484	(2,718)	751,371	536,166	6,505	(1,338)	541,333
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	136,556	683	(309)	136,930	134,813	1,154	(197)	135,770
Total	$1,647,538	$6,019	$(9,832)	$1,643,725	$825,536	$8,947	$(2,122)	$832,361

December 31, 2018
U.S. Government agency obligations	$31,235	$109	$(1,009)	$30,335	$3,736	$78	$—	$3,814
Obligations of states and political subdivisions	50,503	200	(27)	50,676	35,783	255	(139)	35,899
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,648	147	(2,301)	67,494	12,090	45	(257)	11,878
Issued by FNMA and FHLMC	685,520	127	(18,963)	666,684	115,133	43	(2,887)	112,289
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	830,129	67	(18,595)	811,601	578,827	189	(15,441)	563,575
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	187,494	191	(2,662)	185,023	164,074	299	(2,095)	162,278
Total	$1,854,529	$841	$(43,557)	$1,811,813	$909,643	$909	$(20,819)	$889,733

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $13.7 million ($10.3 million, net of tax) compared to approximately $15.7 million ($11.8 million, net of tax) at December 31, 2018.

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at June 30, 2019 and December 31, 2018 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$645	$(1)	$22,179	$(789)	$22,824	$(790)
Obligations of states and political subdivisions	—	—	8,020	(88)	8,020	(88)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	299	(3)	45,194	(705)	45,493	(708)
Issued by FNMA and FHLMC	2,817	(10)	555,445	(5,796)	558,262	(5,806)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	9,392	(75)	403,393	(3,981)	412,785	(4,056)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	31,522	(130)	58,497	(376)	90,019	(506)
Total	$44,675	$(219)	$1,092,728	$(11,735)	$1,137,403	$(11,954)

December 31, 2018
U.S. Government agency obligations	$—	$—	$25,045	$(1,009)	$25,045	$(1,009)
Obligations of states and political subdivisions	4,954	(9)	12,802	(157)	17,756	(166)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,163	(54)	61,141	(2,504)	70,304	(2,558)
Issued by FNMA and FHLMC	31,931	(172)	731,749	(21,678)	763,680	(21,850)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,643	(110)	1,296,221	(33,926)	1,342,864	(34,036)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	5,497	(37)	272,789	(4,720)	278,286	(4,757)
Total	$98,188	$(382)	$2,399,747	$(63,994)	$2,497,935	$(64,376)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at June 30, 2019.  There were no other-than-temporary impairments for the six months ended June 30, 2019 and 2018.

Security Gains and Losses

During the six months ended June 30, 2019 and 2018, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.113 billion and $2.144 billion at June 30, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both June 30, 2019 and December 31, 2018, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2019, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,808	$29,944	$180	$181
Due after one year through five years	8,541	8,646	32,580	32,968
Due after five years through ten years	2,680	2,631	3,858	4,101
Due after ten years	24,508	24,123	—	—
	65,537	65,344	36,618	37,250
Mortgage-backed securities	1,582,001	1,578,381	788,918	795,111
Total	$1,647,538	$1,643,725	$825,536	$832,361

Note 3 – LHFI and Allowance for Loan Losses, LHFI

At June 30, 2019 and December 31, 2018, LHFI consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$1,111,297	$1,056,601
Secured by 1-4 family residential properties	1,818,126	1,825,492
Secured by nonfarm, nonresidential properties	2,326,312	2,220,914
Other real estate secured	635,839	543,820
Commercial and industrial loans	1,533,318	1,538,715
Consumer loans	176,133	182,448
State and other political subdivision loans	982,187	973,818
Other loans	533,547	494,060
LHFI	9,116,759	8,835,868
Less allowance for loan losses, LHFI	80,399	79,290
Net LHFI	$9,036,360	$8,756,578

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2019, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At June 30, 2019 and December 31, 2018, the carrying amounts of nonaccrual LHFI were $52.9 million and $61.6 million, respectively.  Included in these amounts were $21.4 million and $16.7 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2019 and 2018.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$639	$—	$—	$639	$1,263	$1,109,395	$1,111,297
Secured by 1-4 family residential properties	3,600	927	999	5,526	17,591	1,795,009	1,818,126
Secured by nonfarm, nonresidential properties	1,600	75	43	1,718	7,870	2,316,724	2,326,312
Other real estate secured	11	1	—	12	739	635,088	635,839
Commercial and industrial loans	2,429	890	—	3,319	15,708	1,514,291	1,533,318
Consumer loans	1,534	183	203	1,920	152	174,061	176,133
State and other political subdivision loans	—	—	—	—	8,303	973,884	982,187
Other loans	335	—	—	335	1,262	531,950	533,547
Total	$10,148	$2,076	$1,245	$13,469	$52,888	$9,050,402	$9,116,759
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$284	$—	$—	$284	$2,218	$1,054,099	$1,056,601
Secured by 1-4 family residential properties	8,600	1,700	569	10,869	14,718	1,799,905	1,825,492
Secured by nonfarm, nonresidential properties	1,887	—	—	1,887	9,621	2,209,406	2,220,914
Other real estate secured	197	99	—	296	927	542,597	543,820
Commercial and industrial loans	1,346	300	—	1,646	23,938	1,513,131	1,538,715
Consumer loans	1,800	353	287	2,440	205	179,803	182,448
State and other political subdivision loans	186	—	—	186	8,595	965,037	973,818
Other loans	83	—	—	83	1,402	492,575	494,060
Total	$14,383	$2,452	$856	$17,691	$61,624	$8,756,553	$8,835,868
(1)	Past due 90 days or more but still accruing interest.

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

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended June 30, 2019 and 2018.

At June 30, 2019 and December 31, 2018, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	June 30, 2019
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Recorded Investment	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$945	$652	$20	$672	$—	$1,112
Secured by 1-4 family residential properties	5,652	1,688	3,010	4,698	30	4,330
Secured by nonfarm, nonresidential properties	7,088	6,518	255	6,773	191	8,124
Other real estate secured	—	—	—	—	—	124
Commercial and industrial loans	31,463	12,192	17,197	29,389	3,139	30,053
Consumer loans	30	—	30	30	—	16
State and other political subdivision loans	8,533	8,303	—	8,303	—	8,449
Other loans	1,378	230	974	1,204	974	1,244
Total	$55,089	$29,583	$21,486	$51,069	$4,334	$53,452

	December 31, 2018
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Recorded Investment	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,794	$1,528	$24	$1,552	$—	$1,738
Secured by 1-4 family residential properties	4,951	95	3,868	3,963	39	4,328
Secured by nonfarm, nonresidential properties	8,282	6,728	2,748	9,476	413	8,898
Other real estate secured	—	—	248	248	—	124
Commercial and industrial loans	37,786	12,893	17,824	30,717	4,334	26,725
Consumer loans	2	—	2	2	—	6
State and other political subdivision loans	8,688	4,079	4,516	8,595	516	4,297
Other loans	1,418	230	1,052	1,282	1,052	804
Total	$62,921	$25,553	$30,282	$55,835	$6,354	$46,920

Troubled Debt Restructurings

At June 30, 2019 and 2018, LHFI classified as TDRs totaled $36.3 million and $34.5 million, respectively, and were primarily comprised of both credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk and totaled $25.7 million and $21.8 million, respectively.  The remaining TDRs at June 30, 2019 and 2018 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $2.3 million of unused commitments on TDRs at June 30, 2019 compared to no material unused commitments on TDRs at June 30, 2018.

For TDRs, Trustmark had a related loan loss allowance of $2.9 million and $9.1 million at June 30, 2019 and 2018, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $117 thousand for the six months ended June 30, 2019 compared to $300 thousand for the six months ended June 30, 2018.

The following tables illustrate the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2019			2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	$—	1	$22	$22
Secured by 1-4 family residential properties	5	793	792	12	1,634	1,193
Secured by nonfarm, nonresidential properties	1	5,055	5,055	—	—	—
Commercial and industrial loans	2	113	—	5	9,275	9,258
Consumer loans	—	—	—	3	4	4
Total	8	$5,961	$5,847	21	$10,935	$10,477

	Six Months Ended June 30,
	2019			2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	$—	1	$22	$22
Secured by 1-4 family residential properties	7	879	878	16	1,752	1,311
Secured by nonfarm, nonresidential properties	1	5,055	5,055	—	—	—
Commercial and industrial loans	8	9,167	9,054	6	11,746	11,729
Consumer loans	2	30	30	3	4	4
Total	18	$15,131	$15,017	26	$13,524	$13,066

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	1	$22
Secured by 1-4 family residential properties	1	46	2	30
Commercial and industrial loans	10	7,957	3	7,414
Consumer loans	1	27	—	—
Total	12	$8,030	6	$7,466

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

The following tables detail LHFI classified as TDRs by loan type at June 30, 2019 and 2018 ($ in thousands):

	June 30, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$20	$20
Secured by 1-4 family residential properties	50	3,563	3,613
Secured by nonfarm, nonresidential properties	—	5,311	5,311
Commercial and industrial loans	14,897	11,965	26,862
Consumer loans	—	30	30
Other loans	—	510	510
Total TDRs	$14,947	$21,399	$36,346

	June 30, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$208	$208
Secured by 1-4 family residential properties	501	3,407	3,908
Secured by nonfarm, nonresidential properties	—	370	370
Commercial and industrial loans	733	28,673	29,406
Consumer loans	—	4	4
Other loans	—	556	556
Total TDRs	$1,234	$33,218	$34,452

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

The tables below present LHFI by loan type and credit quality indicator at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,030,648	$70	$3,992	$193	$1,034,903
Secured by 1-4 family residential properties	118,173	313	2,618	48	121,152
Secured by nonfarm, nonresidential properties	2,276,103	—	49,803	362	2,326,268
Other real estate secured	630,205	—	4,849	—	635,054
Commercial and industrial loans	1,452,571	15,575	64,412	760	1,533,318
Consumer loans	—	—	—	—	—
State and other political subdivision loans	967,718	4,650	9,819	—	982,187
Other loans	508,013	3,986	17,615	35	529,649
Total	$6,983,431	$24,594	$153,108	$1,398	$7,162,531

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$75,579	$529	$—	$286	$76,394	$1,111,297
Secured by 1-4 family residential properties	1,675,107	4,240	999	16,628	1,696,974	1,818,126
Secured by nonfarm, nonresidential properties	44	—	—	—	44	2,326,312
Other real estate secured	784	1	—	—	785	635,839
Commercial and industrial loans	—	—	—	—	—	1,533,318
Consumer loans	174,061	1,717	203	152	176,133	176,133
State and other political subdivision loans	—	—	—	—	—	982,187
Other loans	3,898	—	—	—	3,898	533,547
Total	$1,929,473	$6,487	$1,202	$17,066	$1,954,228	$9,116,759

	December 31, 2018
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$982,305	$75	$5,645	$203	$988,228
Secured by 1-4 family residential properties	123,191	216	2,731	229	126,367
Secured by nonfarm, nonresidential properties	2,182,106	1,250	37,025	473	2,220,854
Other real estate secured	537,958	323	4,610	—	542,891
Commercial and industrial loans	1,468,262	12,431	55,943	2,079	1,538,715
Consumer loans	—	—	—	—	—
State and other political subdivision loans	958,214	5,250	10,354	—	973,818
Other loans	460,568	17,842	10,323	49	488,782
Total	$6,712,604	$37,387	$126,631	$3,033	$6,879,655

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$67,913	$124	$—	$336	$68,373	$1,056,601
Secured by 1-4 family residential properties	1,675,455	9,872	569	13,229	1,699,125	1,825,492
Secured by nonfarm, nonresidential properties	60	—	—	—	60	2,220,914
Other real estate secured	929	—	—	—	929	543,820
Commercial and industrial loans	—	—	—	—	—	1,538,715
Consumer loans	179,802	2,153	288	205	182,448	182,448
State and other political subdivision loans	—	—	—	—	—	973,818
Other loans	5,278	—	—	—	5,278	494,060
Total	$1,929,437	$12,149	$857	$13,770	$1,956,213	$8,835,868

Past Due LHFS

LHFS past due 90 days or more totaled $38.4 million and $37.4 million at June 30, 2019 and December 31, 2018, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2019 or 2018.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,931	$6,931
Secured by 1-4 family residential properties	30	8,329	8,359
Secured by nonfarm, nonresidential properties	191	24,057	24,248
Other real estate secured	—	3,721	3,721
Commercial and industrial loans	3,139	24,479	27,618
Consumer loans	—	3,248	3,248
State and other political subdivision loans	—	438	438
Other loans	974	4,862	5,836
Total allowance for loan losses, LHFI	$4,334	$76,065	$80,399

	December 31, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,390	$7,390
Secured by 1-4 family residential properties	39	8,602	8,641
Secured by nonfarm, nonresidential properties	413	21,963	22,376
Other real estate secured	—	3,450	3,450
Commercial and industrial loans	4,334	23,025	27,359
Consumer loans	—	2,890	2,890
State and other political subdivision loans	516	474	990
Other loans	1,052	5,142	6,194
Total allowance for loan losses, LHFI	$6,354	$72,936	$79,290

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$672	$1,110,625	$1,111,297
Secured by 1-4 family residential properties	4,698	1,813,428	1,818,126
Secured by nonfarm, nonresidential properties	6,773	2,319,539	2,326,312
Other real estate secured	—	635,839	635,839
Commercial and industrial loans	29,389	1,503,929	1,533,318
Consumer loans	30	176,103	176,133
State and other political subdivision loans	8,303	973,884	982,187
Other loans	1,204	532,343	533,547
Total	$51,069	$9,065,690	$9,116,759

	December 31, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,552	$1,055,049	$1,056,601
Secured by 1-4 family residential properties	3,963	1,821,529	1,825,492
Secured by nonfarm, nonresidential properties	9,476	2,211,438	2,220,914
Other real estate secured	248	543,572	543,820
Commercial and industrial loans	30,717	1,507,998	1,538,715
Consumer loans	2	182,446	182,448
State and other political subdivision loans	8,595	965,223	973,818
Other loans	1,282	492,778	494,060
Total	$55,835	$8,780,033	$8,835,868

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$79,005	$81,235	$79,290	$76,733
Transfers (1)	—	782	—	782
Loans charged-off	(2,937)	(3,421)	(6,970)	(5,963)
Recoveries	1,845	1,803	3,982	4,886
Net (charge-offs) recoveries	(1,092)	(1,618)	(2,988)	(1,077)
Provision for loan losses, LHFI	2,486	3,167	4,097	7,128
Balance at end of period	$80,399	$83,566	$80,399	$83,566

(1)	The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired loans to LHFI during the second quarter of 2018.

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods ended June 30, 2019 and 2018 ($ in thousands):

	2019
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land	$7,390	$(35)	$577	$(1,001)	$6,931
Secured by 1-4 family residential properties	8,641	(281)	336	(337)	8,359
Secured by nonfarm, nonresidential properties	22,376	(34)	30	1,876	24,248
Other real estate secured	3,450	—	16	255	3,721
Commercial and industrial loans	27,359	(2,831)	329	2,761	27,618
Consumer loans	2,890	(1,269)	954	673	3,248
State and other political subdivision loans	990	—	—	(552)	438
Other loans	6,194	(2,520)	1,740	422	5,836
Total allowance for loan losses, LHFI	$79,290	$(6,970)	$3,982	$4,097	$80,399

	2018
	Balance January 1,	Transfers (1)	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land loans	$7,865	$573	$(2)	$536	$(1,082)	$7,890
Secured by 1-4 family residential properties	10,874	127	(1,302)	342	(379)	9,662
Secured by nonfarm, nonresidential properties	23,428	103	(1,117)	36	1,552	24,002
Other real estate secured	2,790	(68)	—	12	(355)	2,379
Commercial and industrial loans	22,851	2	(178)	1,347	7,506	31,528
Consumer loans	3,470	45	(1,007)	1,037	(571)	2,974
State and other political subdivision loans	789	—	—	—	(24)	765
Other loans	4,666	—	(2,357)	1,576	481	4,366
Total allowance for loan losses, LHFI	$76,733	$782	$(5,963)	$4,886	$7,128	$83,566

(1)	The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired loans to LHFI during the second quarter of 2018.

Note 4 – Acquired Loans

Trustmark’s loss-share agreement with the Federal Deposit Insurance Corporation (FDIC) covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

At June 30, 2019 and December 31, 2018, acquired loans consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$5,705	$5,878
Secured by 1-4 family residential properties	19,967	22,556
Secured by nonfarm, nonresidential properties	43,444	47,979
Other real estate secured	7,416	8,253
Commercial and industrial loans	6,193	15,267
Consumer loans	852	1,356
Other loans	4,307	5,643
Acquired loans	87,884	106,932
Less allowance for loan losses, acquired loans	1,398	1,231
Net acquired loans	$86,486	$105,701

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2018	$179,570	$77,868
Transfers (2)(3)	(26,497)	(59,916)
Accretion to interest income	9,514	1,019
Payments received, net	(62,519)	(16,234)
Other (4)	(26)	74
Change in allowance for loan losses, acquired loans	2,848	—
Carrying value, net at December 31, 2018	102,890	2,811
Transfers (3)	—	(2,926)
Accretion to interest income	2,983	115
Payments received, net	(19,667)	—
Other (4)	447	—
Change in allowance for loan losses, acquired loans	(167)	—
Carrying value, net at June 30, 2019	$86,486	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	During 2018, Trustmark transferred the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions from acquired impaired loans to LHFI.
(3)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Six Months Ended June 30,
	2019	2018
Accretable yield at beginning of period	$(17,722)	$(31,426)
Accretion to interest income	2,983	5,927
Disposals, net	1,114	1,463
Transfers (1)	—	3,685
Reclassification from nonaccretable difference (2)	(2,280)	(2,547)
Accretable yield at end of period	$(15,905)	$(22,898)

(1)	During the second quarter of 2018, Trustmark transferred the remaining loans acquired in the Bay Bank merger from acquired impaired loans to LHFI.
(2)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following table presents the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,297	$4,294	$1,231	$4,079
Transfers (1)	—	(782)	—	(782)
Net (charge-offs) recoveries	(5)	(25)	(17)	40
Provision for loan losses, acquired loans	106	(441)	184	(291)
Balance at end of period	$1,398	$3,046	$1,398	$3,046
(1)	The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired loans to LHFI during the second quarter of 2018.

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

The tables below present the acquired loans by loan type and credit quality indicator at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,781	$27	$235	$—	$5,043
Secured by 1-4 family residential properties		3,681	43	556	444	4,724
Secured by nonfarm, nonresidential properties		31,840	—	11,193	411	43,444
Other real estate secured		7,150	—	70	196	7,416
Commercial and industrial loans		4,348	—	149	1,696	6,193
Consumer loans		—	—	—	—	—
Other loans		2,946	—	1,361	—	4,307
Total acquired loans		$54,746	$70	$13,564	$2,747	$71,127

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$658	$—	$4	$—	$662	$5,705
Secured by 1-4 family residential properties	14,287	858	98	—	15,243	19,967
Secured by nonfarm, nonresidential properties	—	—	—	—	—	43,444
Other real estate secured	—	—	—	—	—	7,416
Commercial and industrial loans	—	—	—	—	—	6,193
Consumer loans	844	8	—	—	852	852
Other loans	—	—	—	—	—	4,307
Total acquired loans	$15,789	$866	$102	$—	$16,757	$87,884

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2018
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,923	$26	$278	$—	$5,227
Secured by 1-4 family residential properties		4,341	45	534	451	5,371
Secured by nonfarm, nonresidential properties		34,933	—	12,614	432	47,979
Other real estate secured		7,653	—	190	410	8,253
Commercial and industrial loans		6,560	—	6,942	1,765	15,267
Consumer loans		—	—	—	—	—
Other loans		4,027	—	1,616	—	5,643
Total acquired loans		$62,437	$71	$22,174	$3,058	$87,740

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$642	$5	$4	$—	$651	$5,878
Secured by 1-4 family residential properties	16,133	571	481	—	17,185	22,556
Secured by nonfarm, nonresidential properties	—	—	—	—	—	47,979
Other real estate secured	—	—	—	—	—	8,253
Commercial and industrial loans	—	—	—	—	—	15,267
Consumer loans	1,346	10	—	—	1,356	1,356
Other loans	—	—	—	—	—	5,643
Total acquired loans	$18,121	$586	$485	$—	$19,192	$106,932

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$—	$—	$100	$100	$—	$5,605	$5,705
Secured by 1-4 family residential properties	723	244	132	1,099	—	18,868	19,967
Secured by nonfarm, nonresidential properties	—	69	734	803	—	42,641	43,444
Other real estate secured	—	—	—	—	—	7,416	7,416
Commercial and industrial loans	—	—	—	—	—	6,193	6,193
Consumer loans	—	8	—	8	—	844	852
Other loans	—	—	1,352	1,352	—	2,955	4,307
Total acquired loans	$723	$321	$2,318	$3,362	$—	$84,522	$87,884

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$5	$—	$87	$92	$—	$5,786	$5,878
Secured by 1-4 family residential properties	664	108	481	1,253	—	21,303	22,556
Secured by nonfarm, nonresidential properties	206	—	978	1,184	—	46,795	47,979
Other real estate secured	2	14	—	16	—	8,237	8,253
Commercial and industrial loans	—	—	—	—	—	15,267	15,267
Consumer loans	1	9	—	10	—	1,346	1,356
Other loans	—	—	—	—	—	5,643	5,643
Total acquired loans	$878	$131	$1,546	$2,555	$—	$104,377	$106,932

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$95,596	$84,269
Origination of servicing assets	6,075	7,719
Change in fair value:
Due to market changes	(17,072)	11,264
Due to run-off	(5,316)	(5,841)
Balance at end of period	$79,283	$97,411

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At June 30, 2019, the fair value of the MSR included an assumed average prepayment speed of 12 CPR and an average discount rate of 10.04% compared to an assumed average prepayment speed of 7 CPR and an average discount rate of 10.28% at June 30, 2018.

Mortgage Loans Serviced/Sold

During the first six months of 2019 and 2018, Trustmark sold $488.1 million and $515.6 million, respectively, of residential mortgage loans.  Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $9.1 million for the first six months of 2019 compared to $10.0 million for the first six months of 2018.  The table below details the mortgage loans sold and serviced for others at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	December 31, 2018
Federal National Mortgage Association	$4,218,612	$4,204,336
Government National Mortgage Association	2,579,636	2,537,238
Federal Home Loan Mortgage Corporation	78,261	71,343
Other	20,545	21,957
Total mortgage loans sold and serviced for others	$6,897,054	$6,834,874

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

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$1,000	$1,000
Provision for putback expenses	—	—
Other (1)	(298)	—
Balance at end of period	$702	$1,000
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 6 – Other Real Estate

At June 30, 2019, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$34,668	$43,228
Additions	2,101	7,084
Disposals	(3,859)	(9,680)
Write-downs	(1,667)	(965)
Balance at end of period	$31,243	$39,667

Gains (losses), net on the sale of other real estate included in other real estate expense	$246	$1,002

At June 30, 2019 and December 31, 2018, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Construction, land development and other land properties	$15,325	$16,206
1-4 family residential properties	4,132	4,983
Nonfarm, nonresidential properties	11,581	13,296
Other real estate properties	205	183
Total other real estate	$31,243	$34,668

At June 30, 2019 and December 31, 2018, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Alabama	$6,451	$6,873
Florida	7,826	8,771
Mississippi (1)	15,511	17,255
Tennessee (2)	815	1,025
Texas	640	744
Total other real estate	$31,243	$34,668

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At June 30, 2019 and December 31, 2018, the balance of other real estate included $4.1 million and $5.0 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At June 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $625 thousand and $1.1 million, respectively.

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

The table below details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance leases
Amortization of right-of-use assets	$642	$1,145
Interest on lease liabilities	80	161
Operating lease cost	1,289	2,589
Short-term lease cost	123	203
Variable lease cost	346	690
Sublease income	(82)	(169)
Net lease cost	$2,398	$4,619

The table below details the cash payments included in the measurement of lease liabilities during the period presented ($ in thousands):

Six Months Ended June 30, 2019
Finance leases
Operating cash flows included in other activities, net	$526
Financing cash flows included in payments under finance lease obligations	1,035
Operating leases
Operating cash flows (fixed payments) included in other activities, net	2,481
Operating cash flows (liability reduction) included in other activities, net	1,875

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2019 ($ in thousands):

June 30, 2019
Finance lease right-of-use assets, net of accumulated depreciation	$10,698
Finance lease liabilities	10,808
Operating lease right-of-use assets	32,762
Operating lease liabilities	33,878

Weighted-average lease term
Finance leases	8.63 years
Operating leases	9.73 years

Weighted-average discount rate
Finance leases	3.02%
Operating leases	3.56%

At June 30, 2019, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2019 (excluding the six months ended June 30, 2019)	$1,198	$2,484
2020	2,215	4,759
2021	1,615	4,541
2022	1,556	4,149
2023	871	4,112
Thereafter	5,024	20,246
Total minimum lease payments	12,479	40,291
Less imputed interest	(1,671)	(6,413)
Lease liabilities	$10,808	$33,878

In accordance with the modified-retrospective transition approach for adopting FASB ASC Topic 842, Trustmark did not restate the prior period unaudited consolidated financial statements and all prior period amounts and disclosures are presented under FASB ASC Topic 840.  At December 31, 2018, future minimum rental commitments under non-cancellable operating leases were as follows ($ in thousands):

2019	$8,680
2020	8,063
2021	7,274
2022	6,680
2023	5,788
Thereafter	29,673
Total	$66,158

Note 8 – Deposits

At June 30, 2019 and December 31, 2018, deposits consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Noninterest-bearing demand	$2,909,141	$2,937,594
Interest-bearing demand	3,175,585	2,633,259
Savings	3,664,304	3,905,659
Time	1,817,599	1,887,899
Total	$11,566,629	$11,364,411

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $121.6 million and $163.3 million at June 30, 2019 and December 31, 2018, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of June 30, 2019, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	December 31, 2018
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$15,474	$6,721
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,429	38,788
Total securities sold under repurchase agreements	$44,903	$45,509

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the three and six months ended June 30, 2019 resulted in net gains of $123 thousand and $246 thousand, respectively, compared to $588 thousand and $1.0 million for the three and six months ended June 30, 2018, respectively.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Segment
Service charges on deposit accounts	$10,357	$—	$10,357	$10,626	$—	$10,626
Bank card and other fees	7,162	823	7,985	6,826	216	7,042
Mortgage banking, net	—	10,295	10,295	—	9,046	9,046
Wealth management	97	—	97	93	—	93
Other, net	2,333	(259)	2,074	1,526	842	2,368
Total noninterest income	$19,949	$10,859	$30,808	$19,071	$10,104	$29,175

Wealth Management Segment
Service charges on deposit accounts	$22	$—	$22	$21	$—	$21
Bank card and other fees	19	—	19	28	—	28
Wealth management	7,645	—	7,645	7,385	—	7,385
Other, net	25	29	54	16	30	46
Total noninterest income	$7,711	$29	$7,740	$7,450	$30	$7,480

Insurance Segment
Insurance commissions	$11,089	$—	$11,089	$10,735	$—	$10,735
Other, net	2	—	2	1	—	1
Total noninterest income	$11,091	$—	$11,091	$10,736	$—	$10,736

Consolidated
Service charges on deposit accounts	$10,379	$—	$10,379	$10,647	$—	$10,647
Bank card and other fees	7,181	823	8,004	6,854	216	7,070
Mortgage banking, net	—	10,295	10,295	—	9,046	9,046
Insurance commissions	11,089	—	11,089	10,735	—	10,735
Wealth management	7,742	—	7,742	7,478	—	7,478
Other, net	2,360	(230)	2,130	1,543	872	2,415
Total noninterest income	$38,751	$10,888	$49,639	$37,257	$10,134	$47,391
(1)

During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes. The prior period amounts presented include reclassifications to conform to the current period presentation.

(2)

Noninterest income not in scope for FASB ASC Topic 606 includes customer derivatives revenue and miscellaneous credit card fee income within bank card and other fees; mortgage banking, net; amortization of tax credits, accretion of the FDIC indemnification asset, cash surrender value on various life insurance policies, earnings on Trustmark’s non-qualified deferred compensation plans, other partnership investments and rental income within other, net; and security gains (losses), net

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Segment
Service charges on deposit accounts	$20,597	$—	$20,597	$21,459	$—	$21,459
Bank card and other fees	14,027	1,125	15,152	13,350	291	13,641
Mortgage banking, net	—	13,737	13,737	—	20,311	20,311
Wealth management	188	—	188	140	—	140
Other, net	4,577	(530)	4,047	2,950	434	3,384
Total noninterest income	$39,389	$14,332	$53,721	$37,899	$21,036	$58,935

Wealth Management Segment
Service charges on deposit accounts	$47	$—	$47	$45	$—	$45
Bank card and other fees	43	—	43	55	—	55
Wealth management	15,037	—	15,037	14,905	—	14,905
Other, net	261	55	316	31	58	89
Total noninterest income	$15,388	$55	$15,443	$15,036	$58	$15,094

Insurance Segment
Insurance commissions	$21,960	$—	$21,960	$20,154	$—	$20,154
Other, net	6	—	6	1	—	1
Total noninterest income	$21,966	$—	$21,966	$20,155	$—	$20,155

Consolidated
Service charges on deposit accounts	$20,644	$—	$20,644	$21,504	$—	$21,504
Bank card and other fees	14,070	1,125	15,195	13,405	291	13,696
Mortgage banking, net	—	13,737	13,737	—	20,311	20,311
Insurance commissions	21,960	—	21,960	20,154	—	20,154
Wealth management	15,225	—	15,225	15,045	—	15,045
Other, net	4,844	(475)	4,369	2,982	492	3,474
Total noninterest income	$76,743	$14,387	$91,130	$73,090	$21,094	$94,184
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$53	$70	$106	$139
Interest cost	90	83	180	166
Expected return on plan assets	(50)	(57)	(101)	(114)
Recognized net loss due to lump sum settlements	63	40	94	80
Recognized net actuarial loss	93	143	186	285
Net periodic benefit cost	$249	$279	$465	$556

For the plan year ending December 31, 2019, Trustmark’s minimum required contribution to the Continuing Plan is $160 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2019 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$28	$29	$55	$58
Interest cost	501	457	1,042	952
Amortization of prior service cost	62	62	125	125
Recognized net actuarial loss	154	220	316	446
Net periodic benefit cost	$745	$768	$1,538	$1,581

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2019
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	149,914	320,658
Granted	—	—
Released from restriction	—	(7,126)
Forfeited	—	(2,264)
Nonvested shares, end of period	149,914	311,268

	Six Months Ended June 30, 2019
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	177,695	321,870
Granted	50,862	113,673
Released from restriction	(61,347)	(119,368)
Forfeited	(17,296)	(4,907)
Nonvested shares, end of period	149,914	311,268

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Performance awards	$481	$396	$562	$290
Time-vested awards	798	683	1,719	1,574
Total compensation expense	$1,279	$1,079	$2,281	$1,864

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At June 30, 2019 and 2018, Trustmark had unused commitments to extend credit of $4.146 billion and $3.517 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At June 30, 2019 and 2018, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $103.6 million and $105.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2019 and 2018, the fair value of collateral held was $30.3 million and $29.1 million, respectively.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic shares	64,678	67,758	64,957	67,784
Dilutive shares	137	149	132	145
Diluted shares	64,815	67,907	65,089	67,929

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average antidilutive stock awards	23	25	78	79

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Income taxes paid	$5,336	$4,620
Interest expense paid on deposits and borrowings	43,004	29,045
Noncash transfers from loans to other real estate	2,101	7,084
Finance right-of-use assets resulting from lease liabilities	10,698	—
Operating right-of-use assets resulting from lease liabilities	32,762	—

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at June 30, 2019 and 1.875% at December 31, 2018.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2019 and December 31, 2018 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,269,353	11.76%	7.000%	n/a
Trustmark National Bank	1,309,962	12.14%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,329,353	12.31%	8.500%	n/a
Trustmark National Bank	1,309,962	12.14%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,411,150	13.07%	10.500%	n/a
Trustmark National Bank	1,391,759	12.89%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,329,353	10.03%	4.00%	n/a
Trustmark National Bank	1,309,962	9.90%	4.00%	5.00%

At December 31, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,271,538	11.77%	6.375%	n/a
Trustmark National Bank	1,311,548	12.14%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,331,538	12.33%	7.875%	n/a
Trustmark National Bank	1,311,548	12.14%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,412,059	13.07%	9.875%	n/a
Trustmark National Bank	1,392,069	12.89%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,331,538	10.26%	4.00%	n/a
Trustmark National Bank	1,311,548	10.13%	4.00%	5.00%

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2019.  Trustmark repurchased approximately 1.2 million shares of its common stock valued at $36.9 million during the three months ended March 31, 2019.  Under this authority, Trustmark repurchased approximately 3.2 million shares valued at $100.0 million.

The Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019 under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2020.  The adoption of this new stock repurchase program followed the receipt of non-objection from the FRB.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. During the three months ended June 30, 2019, Trustmark repurchased approximately 398 thousand shares of its common stock valued at $13.0 million.

Together, with the repurchases under the previous program, Trustmark purchased approximately 1.6 million shares of its common stock valued at $49.9 million during the six months ended June 30, 2019, compared to 243 thousand shares valued at $7.9 million repurchased during the six months ended June 30, 2018.

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$20,079	$(5,020)	$15,059	$(9,275)	$2,320	$(6,955)
Change in net unrealized holding loss on securities transferred to held to maturity	1,256	(314)	942	971	(243)	728
Total securities available for sale and transferred securities	21,335	(5,334)	16,001	(8,304)	2,077	(6,227)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	62	(15)	47	62	(16)	46
Recognized net loss due to lump sum settlements	63	(16)	47	40	(10)	30
Change in net actuarial loss	247	(61)	186	363	(91)	272
Total pension and other postretirement benefit plans	372	(92)	280	465	(117)	348
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(101)	25	(76)	132	(33)	99
Reclassification adjustment for (gain) loss realized in net income	(141)	35	(106)	(99)	26	(73)
Total cash flow hedge derivatives	(242)	60	(182)	33	(7)	26
Total other comprehensive income (loss)	$21,465	$(5,366)	$16,099	$(7,806)	$1,953	$(5,853)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$38,903	$(9,726)	$29,177	$(37,314)	$9,329	$(27,985)
Change in net unrealized holding loss on securities transferred to held to maturity	2,003	(501)	1,502	1,936	(484)	1,452
Total securities available for sale and transferred securities	40,906	(10,227)	30,679	(35,378)	8,845	(26,533)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	125	(31)	94	125	(32)	93
Recognized net loss due to lump sum settlements	94	(23)	71	80	(19)	61
Change in net actuarial loss	502	(126)	376	731	(183)	548
Total pension and other postretirement benefit plans	721	(180)	541	936	(234)	702
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(164)	41	(123)	559	(140)	419
Reclassification adjustment for (gain) loss realized in net income	(312)	78	(234)	(105)	27	(78)
Total cash flow hedge derivatives	(476)	119	(357)	454	(113)	341
Total other comprehensive income (loss)	$41,151	$(10,288)	$30,863	$(33,988)	$8,498	$(25,490)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2019	$(43,824)	$(12,324)	$469	$(55,679)
Other comprehensive income (loss) before reclassification	30,679	—	(123)	30,556
Amounts reclassified from accumulated other comprehensive loss	—	541	(234)	307
Net other comprehensive income (loss)	30,679	541	(357)	30,863
Balance at June 30, 2019	$(13,145)	$(11,783)	$112	$(24,816)

Balance at January 1, 2018	$(26,535)	$(13,468)	$278	$(39,725)
Other comprehensive income (loss) before reclassification	(26,533)	—	419	(26,114)
Amounts reclassified from accumulated other comprehensive loss	—	702	(78)	624
Net other comprehensive income (loss)	(26,533)	702	341	(25,490)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Reform Act	(5,694)	(2,890)	60	(8,524)
Balance at June 30, 2018	$(58,762)	$(15,656)	$679	$(73,739)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2019 and the year ended December 31, 2018.

	June 30, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$26,646	$—	$26,646	$—
Obligations of states and political subdivisions	38,698	—	38,698	—
Mortgage-backed securities	1,578,381	—	1,578,381	—
Securities available for sale	1,643,725	—	1,643,725	—
Loans held for sale	240,380	—	240,380	—
Mortgage servicing rights	79,283	—	—	79,283
Other assets - derivatives	22,301	4,817	14,939	2,545
Other liabilities - derivatives	4,933	1,129	3,804	—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$30,335	$—	$30,335	$—
Obligations of states and political subdivisions	50,676	—	50,676	—
Mortgage-backed securities	1,730,802	—	1,730,802	—
Securities available for sale	1,811,813	—	1,811,813	—
Loans held for sale	153,799	—	153,799	—
Mortgage servicing rights	95,596	—	—	95,596
Other assets - derivatives	12,347	5,006	6,154	1,187
Other liabilities - derivatives	4,213	66	4,147	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2019 and 2018 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(22,388)	3,889
Additions	6,075	—
Sales	—	(2,531)
Balance, June 30, 2019	$79,283	$2,545

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2019	$(17,072)	$678

Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	5,423	2,698
Additions	7,719	—
Sales	—	(2,146)
Balance, June 30, 2018	$97,411	$1,452

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2018	$11,264	$327

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2019, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At June 30, 2019, Trustmark had outstanding balances of $51.1 million with a related allowance of $4.3 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $55.8 million with a related allowance of $6.4 million at December 31, 2018.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $8.8 million were remeasured during the first six months of 2019, requiring write-downs of $1.1 million to reach their current fair values compared to $11.4 million of foreclosed assets that were remeasured during the first six months of 2018, requiring write-downs of $965 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2019 and December 31, 2018, are as follows ($ in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$479,912	$479,912	$350,391	$350,391
Securities held to maturity	825,536	832,361	909,643	889,733
Level 3 Inputs:
Net LHFI	9,036,360	9,143,712	8,756,578	8,757,817
Net acquired loans	86,486	86,486	105,701	105,701

Financial Liabilities:
Level 2 Inputs:
Deposits	11,566,629	11,568,709	11,364,411	11,365,203
Federal funds purchased and securities sold under repurchase agreements	51,800	51,800	50,471	50,471
Other borrowings	79,012	78,983	79,885	79,827
Junior subordinated debt securities	61,856	51,340	61,856	53,196

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2019, a net gain of $2.2 million and $2.9 million, respectively, was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $2.2 million and $1.7 million for the three and six months ended June 30, 2018, respectively.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2019 included $1.3 million and $2.4 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.4 million and $2.3 million for the three and six months ended June 30, 2018, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $49.8 million and $61.6 million at June 30, 2019 and December 31, 2018, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	December 31, 2018
Fair value of LHFS	$190,589	$92,235
LHFS contractual principal outstanding	184,455	89,056
Fair value less unpaid principal	$6,134	$3,179

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the six months ended June 30, 2019 and 2018.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $112 thousand at June 30, 2019 compared to a net after-tax gain of $469 thousand at December 31, 2018.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next six months, Trustmark estimates that $149 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments were $433.0 million at June 30, 2019 compared to $318.0 million at December 31, 2018.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $53 thousand compared to a net positive ineffectiveness of $99 thousand for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the impact was a net negative ineffectiveness of $4.8 million compared to a net positive ineffectiveness of $3.4 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $268.0 million at June 30, 2019, with a negative valuation adjustment of $2.6 million, compared to $132.0 million, with a negative valuation adjustment of $1.8 million, at December 31, 2018.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $197.5 million at June 30, 2019, with a positive valuation adjustment of $2.5 million, compared to $71.2 million, with a positive valuation adjustment of $1.2 million, as of December 31, 2018.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $664.9 million related to this program, compared to $475.8 million as of December 31, 2018.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of June 30, 2019 and December 31, 2018, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $900 thousand and $75 thousand, respectively.  As of June 30, 2019, Trustmark had posted collateral of $1.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2019 and December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $38.0 million and $23.1 million, respectively.  Trustmark had entered into nine risk participation agreements as a guarantor with an aggregate notional amount of $55.5 million at June 30, 2019 compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2019 and December 31, 2018.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of June 30, 2019 and December 31, 2018 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2019	December 31, 2018
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$149	$625

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$4,644	$4,445
Exchange traded purchased options included in other assets	173	561
OTC written options (rate locks) included in other assets	2,545	1,187
Interest rate swaps included in other assets	14,710	5,487
Credit risk participation agreements included in other assets	80	42
Forward contracts included in other liabilities	2,607	1,773
Exchange traded written options included in other liabilities	1,129	66
Interest rate swaps included in other liabilities	1,178	2,369
Credit risk participation agreements included in other liabilities	19	5

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$141	$99	$312	$105

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$7,944	$(2,523)	$12,797	$(7,941)
Amount of gain (loss) recognized in bank card and other fees	(487)	(10)	(743)	45

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(76)	$99	$(123)	$419

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,859	$—	$14,859	$(150)	$—	$14,709

Offsetting of Derivative Liabilities
As of June 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,178	$—	$1,178	$(150)	$(1,100)	$(72)

Offsetting of Derivative Assets
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,112	$—	$6,112	$(339)	$(620)	$5,153

Offsetting of Derivative Liabilities
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,369	$—	$2,369	$(339)	$—	$2,030

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General Banking
Net interest income	$106,681	$103,978	$210,468	$204,685
Provision for loan losses, net	2,593	2,731	4,284	6,842
Noninterest income	30,808	29,175	53,721	58,935
Noninterest expense	90,684	88,421	181,343	176,411
Income before income taxes	44,212	42,001	78,562	80,367
Income taxes	5,411	5,216	9,601	9,702
General banking net income	$38,801	$36,785	$68,961	$70,665

Selected Financial Information
Total assets	$13,365,972	$13,363,465	$13,365,972	$13,363,465
Depreciation and amortization	$9,593	$9,987	$18,732	$19,197

Wealth Management
Net interest income	$988	$1,136	$1,954	$2,467
Provision for loan losses, net	(1)	(5)	(3)	(5)
Noninterest income	7,740	7,480	15,443	15,094
Noninterest expense	7,136	7,088	14,155	13,964
Income before income taxes	1,593	1,533	3,245	3,602
Income taxes	398	384	807	901
Wealth management net income	$1,195	$1,149	$2,438	$2,701

Selected Financial Information
Total assets	$109,106	$94,447	$109,106	$94,447
Depreciation and amortization	$67	$28	$136	$55

Insurance
Net interest income	$55	$50	$110	$105
Noninterest income	11,091	10,736	21,966	20,155
Noninterest expense	8,281	8,291	16,624	15,890
Income before income taxes	2,865	2,495	5,452	4,370
Income taxes	721	616	1,372	1,093
Insurance net income	$2,144	$1,879	$4,080	$3,277

Selected Financial Information
Total assets	$73,880	$67,353	$73,880	$67,353
Depreciation and amortization	$126	$143	$255	$282

Consolidated
Net interest income	$107,724	$105,164	$212,532	$207,257
Provision for loan losses, net	2,592	2,726	4,281	6,837
Noninterest income	49,639	47,391	91,130	94,184
Noninterest expense	106,101	103,800	212,122	206,265
Income before income taxes	48,670	46,029	87,259	88,339
Income taxes	6,530	6,216	11,780	11,696
Consolidated net income	$42,140	$39,813	$75,479	$76,643

Selected Financial Information
Total assets	$13,548,958	$13,525,265	$13,548,958	$13,525,265
Depreciation and amortization	$9,786	$10,158	$19,123	$19,534

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

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13 are effective for interim and annual periods beginning after December 15, 2019.  Earlier application is permitted for interim and annual periods beginning after December 15, 2018.  Trustmark has established a cross-functional Current Expected Credit Loss (CECL) Steering Committee, a CECL Solution Development Working Group and a CECL Working Group which include the appropriate members of Management to evaluate the impact this ASU, and all subsequent ASUs issued by FASB to provide clarification related to this Topic, will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in these ASUs as well as any resources needed to implement the amendments.  Trustmark plans to adopt the amendments of ASU 2016-13, and all subsequently issued ASUs, during the first quarter of 2020.  Trustmark selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with amendments of ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate the impact to Trustmark.  During 2019, Trustmark is focused on model validations as well as development of process and related controls.  Trustmark is on schedule to fully comply with all CECL requirements within its internally established timeframe for implementation.  Management will continue to evaluate the impact this ASU will have on Trustmark’s consolidated financial statements through its effective date.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2019, TNB had total assets of $13.546 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 193 offices and 2,819 full-time equivalent associates (measured at June 30, 2019) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report on Form 10-K.

Executive Overview

During the first six months of 2019, Trustmark continued to focus on its strategic initiatives of profitably growing each of its financial services businesses, optimizing its balance sheet, deploying capital through stock repurchases and maintaining disciplined expense management.  Trustmark achieved solid financial results with total revenue of $157.4 million and $303.7 million for the three and six months ended June 30, 2019, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $280.9 million, or 3.2%, and growth in deposits of $202.2 million, or 1.8%, during the first six months of 2019.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2019, to shareholders of record on September 1, 2019.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during the first six months of 2019; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in emerging markets, combined with uncertainty regarding the potential monetary policy changes by the FRB, the consequences of the decision of the United Kingdom to exit the European Union, the potential impact on the economy of the current United States presidential administration’s policies and United States trade relations, particularly with China.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the July 2019 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested national economic activity continued to expand at a modest pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted overall retail sales increased slightly, tourism activity was solid, home sales increased somewhat, nonresidential construction activity increased, commercial rents rose, increased demand for loans and agricultural output declined modestly due to the impact of rainfall, flooding, other weather-related conditions.  Reports by the twelve Federal Reserve Districts also noted employment increased modestly with modest-to-moderate gains in wages; however, tight labor markets continue to restrain the rate of growth and place pressures on wages, particularly for skilled workers.  Reports by the twelve Federal Reserve Districts noted the rate of price inflation was stable to down slightly and increases in input costs citing rising wages and higher tariffs as contributing factors.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace, labor markets remained tight and wage growth remained steady, retail sales and tourism improved, residential real estate activity improved and commercial real estate activity was steady, manufacturing activity increased and banking conditions softened slightly.  The Federal Reserve’s Sixth District also reported that the overall outlook among businesses remained positive with expectation of modest growth during the second half of 2019 despite concerns over uncertainty related to tariffs.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved slightly, labor markets remained tight with slight growth in employment and moderate growth in wages, price pressures strengthened slightly with tariffs cited as a contributing factor to higher input prices, moderate improvements in manufacturing activity, residential real estate activity increased slightly, loan volumes increased, though at a slightly slower pace, and modest declines in agricultural conditions due to recent flooding.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded at a moderate pace, noting improvements in nonfinancial services and manufacturing activity, while retail sales and drilling activity declined, loan volumes expanded at a faster pace, increased home sales, moderate growth in employment despite tight labor markets and wage growth remained elevated. The Federal Reserve’s Eleventh District also reported that outlooks were mixed with increased uncertainty due to growing concerns related to tariffs and trade tensions.

The FRB did not increase the target range for the federal funds rate during the first six months of 2019 and indicated that there would be no additional increase during the remainder of 2019.  Instead, recent reports indicate possible decreases in the target range for the federal funds rate by the FRB during the second half of 2019.  Interest rates remain within a low range that, when combined with the extended period of historically low interest rates in recent years, continue to place pressure on net interest margins for Trustmark (as well as its competitors).  Declines in interest rates will place additional competitive pressure on net interest margins.  Conversely, further increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $42.1 million, or basic and diluted EPS of $0.65, in the second quarter of 2019, compared to $39.8 million, or basic and diluted EPS of $0.59, in the second quarter of 2018.  Trustmark’s reported performance during the quarter ended June 30, 2019 produced a return on average tangible equity of 14.14%, a return on average assets of 1.24%, an average equity to average assets ratio of 11.78% and a dividend payout ratio of 35.38%, compared to a return on average tangible equity of 13.77%, a return on average assets of 1.19%, an average equity to average assets ratio of 11.75% and a dividend payout ratio of 38.98% during the quarter ended June 30, 2018.

Trustmark reported net income of $75.5 million, or basic and diluted EPS of $1.16, for the first six months of 2019, compared to $76.6 million, or basic and diluted EPS of $1.13, for the first six months of 2018.  Trustmark’s reported performance during the six months ended June 30, 2019 produced a return on average tangible equity of 12.86%, a return on average assets of 1.12%, an average equity to average assets ratio of 11.81% and a dividend payout ratio of 39.66%, compared to a return on average tangible equity of 13.41%, a return on average assets of 1.14%, an average equity to average assets ratio of 11.65% and a dividend payout ratio of 40.71% for the six months ended June 30, 2018.

Total revenue, which is defined as net interest income plus noninterest income, for the three and six months ended June 30, 2019 was $157.4 million and $303.7 million, respectively, an increase of $4.8 million, or 3.2%, and $2.2 million, or 0.7%, respectively, when compared to the same time periods in 2018.  The increase in total revenue for the three months ended June 30, 2019 when compared to the same time period in 2018, resulted from increases in both net interest income and noninterest income.  The increase in total revenue for the first six months of 2019 compared to the first six months of 2018 resulted from an increase in net interest income partially offset by a decline in noninterest income.  These factors are discussed in further detail below.

Net interest income for the three and six months ended June 30, 2019 totaled $107.7 million and $212.5 million, respectively, an increase of $2.6 million, or 2.4%, and $5.3 million, or 2.5%, respectively, when compared to the same time periods in 2018, principally due to increases in interest and fees on LHFS and LHFI and other interest income and declines in interest on federal funds purchased and securities sold under repurchase agreements and other interest expense, which were largely offset by an increase in interest on deposits and declines in interest and fees on securities and acquired loans.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2019 increased $15.0 million, or 15.5%, and $30.2 million, or 16.0%, respectively, when compared to the same time periods in 2018, primarily due to an increase in interest on LHFI as a result of growth in the LHFI portfolio as well as higher yields on LHFI.  LHFI totaled $9.117 billion at June 30, 2019, an increase of $437.8 million, or 5.0%, when compared to June 30, 2018, principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi and Florida market regions and state and other political subdivision loans across all five market regions.  Other interest income for the three and six months ended June 30, 2019 increased $766 thousand, or 72.7%, and $1.4 million, or 72.2%, respectively, when compared to the same time periods in 2018, principally due to higher balances in interest-bearing accounts held at other banks.  Interest on federal funds purchased and securities sold under repurchase agreements declined $1.2 million, or 93.5%, and $1.5 million, or 80.7%, when the three and six months ended June 30, 2019 are compared to the same time periods in 2018, primarily due to Trustmark’s reduction of its funding from external sources at the end of 2018.  Other interest expense for the three and six months ended June 30, 2019 decreased $882 thousand, or 51.5%, and $3.5 million, or 67.6%, respectively, when compared to the same time periods in 2018, principally due to a decline in interest on Federal Home Loan Bank (FHLB) advances as a result of prepayments and maturities of all remaining outstanding short-term FHLB advances with the FHLB of Dallas during 2018.  Interest expense on deposits for the three and six months ended June 30, 2019 increased $9.4 million, or 77.1%, and $19.4 million, or 89.9%, respectively, when compared to the same time periods in 2018, principally due to rising interest rates in general, accompanied by increases in average balances of interest-bearing demand deposit accounts and time deposits.  Interest on total securities for the three and six months ended June 30, 2019 declined $3.1 million, or 17.9%, and $6.1 million, or 17.1%, respectively, when compared to the same time periods in 2018, primarily as a result of the run-off of maturing investment securities.  Interest and fees on acquired loans for the three and six months ended June 30, 2019 decreased $3.0 million, or 60.0%, and $6.0 million, or 60.3%, respectively, when compared to the same time periods in 2018, principally due to a decline in the acquired loan portfolio as a result of the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions which were transferred from acquired impaired loans to LHFI during 2018 and declines in recoveries from settlement of debt and accretion income from loans acquired in the BancTrust merger as a result of pay-offs and pay-downs of these loans.

Noninterest income for the three and six months ended June 30, 2019 totaled $49.6 million and $91.1 million, respectively, an increase of $2.2 million, or 4.7%, and a decline of $3.1 million, or 3.2%, respectively, when compared to the same time periods in 2018.  The increase in noninterest income for the second quarter of 2019 when compared to the same time period in 2018 was primarily due to increases in mortgage banking, net (principally due to an increase in the mortgage loan valuation adjustment and a decrease in the change in the fair value of the MSR due to run-off) and bank card and other fees (principally due to increases in income from customer derivatives, interchange income and automated teller machine (ATM) surcharges).  The decrease in noninterest income when the first six months of 2019 is compared to the same time period in 2018 was primarily due to a decline in mortgage banking, net (principally due to a decline in the net hedge ineffectiveness partially offset by an increase in the mortgage loan valuation adjustment), partially offset by increases in insurance commissions (principally due to improvements in the commercial property and casualty line of business) and bank card and other fees (principally due to increases in income from customer derivatives, ATM surcharges and interchange income).

Noninterest expense for the three and six months ended June 30, 2019 totaled $106.1 million and $212.1 million, respectively, an increase of $2.3 million, or 2.2%, and $5.9 million, or 2.8%, respectively, when compared to the same time periods in 2018.  The increase in noninterest expense for the three months ended June 30, 2019 when compared to the same time period in 2018 was principally due to increases in salaries and employee benefits and services and fees, partially offset by a decrease in FDIC assessment expense.  The increase in noninterest expense for the six months ended June 30, 2019 when compared to the same time period in 2018 was principally due to increases in salaries and employee benefits, services and fees and other real estate expense, partially offset by a decrease in FDIC assessment expense.  Salaries and employee benefits increased $2.0 million, or 3.3%, and $4.5 million, or 3.8%, respectively, when the three and six months ended June 30, 2019 are compared to the same time periods in 2018, primarily due to general merit increases, higher commission expense related to improvements in the insurance line of business and mortgage originations, increases in insurance expense related to Trustmark’s health plans and higher stock compensation expense.  Services and fees increased $1.7 million, or 10.3%, and $2.9 million, or 9.1%, respectively, when the three and six months ended June 30, 2019 are compared to the same time periods in 2018, principally due to increases in data processing expenses related to software and advertising expenses.  Other real estate expense increased $1.1 million when the six months ended June 30, 2019 is compared to the same time period in 2018, primarily due to a decline in the net gain on sales of other real estate properties and an increase in the reserve for other real estate write-downs.  FDIC assessment expense decreased $702 thousand, or 27.7%, and $1.9 million, or 35.0%, respectively, when the three and six months ended June 30, 2019 are compared to the same time periods in 2018, principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

Trustmark’s provision for loan losses, LHFI for the three and six months ended June 30, 2019 totaled $2.5 million and $4.1 million, respectively, a decrease of $681 thousand, or 21.5%, and $3.0 million, or 42.5%, respectively, when compared to the provision for loan losses, LHFI for the three and six months ended June 30, 2018.  Please see the section captioned “Provision for Loan Losses, LHFI” for additional information regarding the provision for loan losses, LHFI.  The provision for loan losses, acquired loans for the three and six months ended June 30, 2019 totaled $106 thousand and $184 thousand, respectively, an increase of $547 thousand and $475 thousand, respectively, when compared to a negative provision of $441 thousand and $291 thousand for the three and six months ended June 30, 2018, respectively.  Please see the section captioned “Provision for Loan Losses, Acquired Loans” for additional information regarding the provision for loan losses, acquired loans.  In total, the provision for loan losses, net was $2.6 million and $4.3 million for the three and six months ended June 30, 2019, respectively, a decrease of $134 thousand, or 4.9%, and $2.6 million, or 37.4%, respectively, when compared to the same time periods in 2018.

At June 30, 2019, nonperforming assets, excluding acquired loans, totaled $84.1 million, a decrease of $12.2 million, or 12.6%, compared to December 31, 2018, reflecting declines in both nonaccrual LHFI and other real estate.  Nonaccrual LHFI totaled $52.9 million at June 30, 2019, a decrease of $8.7 million, or 14.2%, relative to December 31, 2018, primarily due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region for which reserves were previously established.  Other real estate totaled $31.2 million at June 30, 2019, a decline of $3.4 million, or 9.9%, compared to December 31, 2018, primarily due to properties sold and write-downs on foreclosed properties in Trustmark’s Mississippi, Florida, Alabama and Tennessee market regions, partially offset by new properties foreclosed in the Mississippi and Alabama market regions.

LHFI totaled $9.117 billion at June 30, 2019, an increase of $280.9 million, or 3.2%, compared to December 31, 2018.  The increase in LHFI during the first six months of 2019 was primarily due to net growth in loans secured by real estate in Trustmark’s Alabama, Texas and Florida market regions and other loans in the Mississippi and Alabama market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $11.567 billion at June 30, 2019, an increase of $202.2 million, or 1.8%, compared to December 31, 2018.  During the first six months of 2019, noninterest-bearing deposits decreased $28.5 million, or 1.0%, primarily due to declines in public noninterest-bearing deposit accounts, while interest-bearing deposits increased $230.7 million, or 2.7%, primarily due to growth in all types of money market deposit accounts and commercial interest checking accounts.

Recent Legislative and Regulatory Developments

In June 2019, the Consumer Financial Protection Bureau (CFPB) issued a final rule to delay parts of the CFPB’s 2017 final rule addressing certain covered short-term loans, longer-term balloon-payment loans and longer-term loans with certain costs and features.  The June 2019 final rule delays from the third quarter of 2019 to the fourth quarter of 2020 the compliance date of the 2017 final rule’s requirements for a lender to determine a consumer’s ability to repay a covered loan and report covered loans to registered information systems.  In February 2019, the CFPB issued a proposal that would rescind such requirements.  Based on TNB’s current credit portfolio, any covered loans made by TNB are considered exempt “accommodation loans” under the CFPB’s 2017 final rule, and accordingly, Trustmark does not expect that the 2017 final rule, the June 2019 final rule, or the February 2019 proposal will have a material impact on its operations.

In July 2019, the Office of the Comptroller of the Currency, the FRB, and the FDIC issued a final rule intended to simplify aspects of the regulatory capital rules for banking organizations, such as Trustmark and TNB, that are not advanced approaches banking organizations.  The final rule includes amendments to the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.  These amendments will be effective as of April 1, 2020.  Management does not expect these amendments to have a material effect on Trustmark’s or TNB’s regulatory capital ratios.  Additionally, the final rule revises the FRB’s regulatory capital rule to allow bank holding companies to redeem common stock without obtaining prior regulatory approval unless otherwise required by law or regulation.  This revision will be effective as of October 1, 2019, though bank holding companies are permitted to adopt the revision immediately.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Income
Total interest income	$130,136	$120,266	$255,627	$235,906
Total interest expense	22,412	15,102	43,095	28,649
Net interest income	107,724	105,164	212,532	207,257
Provision for loan losses, LHFI	2,486	3,167	4,097	7,128
Provision for loan losses, acquired loans	106	(441)	184	(291)
Noninterest income	49,639	47,391	91,130	94,184
Noninterest expense	106,101	103,800	212,122	206,265
Income before income taxes	48,670	46,029	87,259	88,339
Income taxes	6,530	6,216	11,780	11,696
Net Income	$42,140	$39,813	$75,479	$76,643

Total Revenue (1)	$157,363	$152,555	$303,662	$301,441

Per Share Data
Basic earnings per share	$0.65	$0.59	$1.16	$1.13
Diluted earnings per share	0.65	0.59	1.16	1.13
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	10.53%	10.09%	9.52%	9.80%
Return on average tangible equity	14.14%	13.77%	12.86%	13.41%
Return on average assets	1.24%	1.19%	1.12%	1.14%
Average equity/average assets	11.78%	11.75%	11.81%	11.65%
Net interest margin (fully taxable equivalent)	3.64%	3.57%	3.63%	3.51%
Dividend payout ratio	35.38%	38.98%	39.66%	40.71%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.05%	0.07%	0.07%	0.03%
Provision for loan losses/average loans	0.11%	0.15%	0.09%	0.17%
Nonperforming loans/total loans (incl LHFS)	0.57%	0.69%
Nonperforming assets/total loans (incl LHFS) plus other real estate	0.90%	1.13%
Allowance for loan losses/total loans (excl LHFS)	0.88%	0.96%
(1)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)	Excludes acquired loans.

June 30,	2019	2018
Consolidated Balance Sheets
Total assets	$13,548,958	$13,525,265
Securities	2,469,261	2,960,520
Total loans (incl LHFS and acquired loans)	9,445,023	9,048,307
Deposits	11,566,629	11,072,435
Total shareholders' equity	1,618,550	1,584,072

Stock Performance
Market value - close	$33.25	$32.63
Book value	25.13	23.43
Tangible book value	19.10	17.61

Capital Ratios
Total equity/total assets	11.95%	11.71%
Tangible equity/tangible assets	9.34%	9.07%
Tangible equity/risk-weighted assets	11.39%	11.20%
Tier 1 leverage ratio	10.03%	10.22%
Common equity tier 1 risk-based capital ratio	11.76%	12.01%
Tier 1 risk-based capital ratio	12.31%	12.58%
Total risk-based capital ratio	13.07%	13.39%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,605,745	$1,581,906	$1,598,009	$1,577,236
Less: Goodwill		(379,627)	(379,627)	(379,627)	(379,627)
Identifiable intangible assets		(9,631)	(14,380)	(10,146)	(15,077)
Total average tangible equity		$1,216,487	$1,187,899	$1,208,236	$1,182,532

PERIOD END BALANCES
Total shareholders' equity		$1,618,550	$1,584,072
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(9,101)	(13,677)
Total tangible equity	(a)	$1,229,822	$1,190,768

TANGIBLE ASSETS
Total assets		$13,548,958	$13,525,265
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(9,101)	(13,677)
Total tangible assets	(b)	$13,160,230	$13,131,961
Risk-weighted assets	(c)	$10,796,903	$10,633,646

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$42,140	$39,813	$75,479	$76,643
Plus: Intangible amortization net of tax		744	965	1,570	2,014
Net income adjusted for intangible amortization		$42,884	$40,778	$77,049	$78,657
Period end shares outstanding	(d)	64,398,846	67,621,111

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		14.14%	13.77%	12.86%	13.41%
Tangible equity/tangible assets	(a)/(b)	9.34%	9.07%
Tangible equity/risk-weighted assets	(a)/(c)	11.39%	11.20%
Tangible book value	(a)/(d)*1,000	$19.10	$17.61

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,618,550	$1,584,072
AOCI-related adjustments		24,816	73,739
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(365,745)	(366,036)
Other adjustments and deductions for CET1 (2)		(8,268)	(14,204)
CET1 capital	(e)	1,269,353	1,277,571
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,329,353	$1,337,571

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.76%	12.01%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

Net interest income-FTE for the three and six months ended June 30, 2019 increased $2.6 million, or 2.4%, and $5.3 million, or 2.5%, respectively, when compared with the same time periods in 2018.  The net interest margin for the three and six months ended June 30, 2019 increased 7 basis points to 3.64% and 12 basis points to 3.63%, respectively, when compared to the same time periods in 2018.  The increase in the net interest margin for the three and six months ended June 30, 2019 was principally due to growth in the yield on the LHFI and LHFS portfolios, run-off of maturing investment securities and a favorable funding mix, partially offset by higher costs of interest-bearing deposits.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, was 3.60% for both the three and six months ended June 30, 2019, an increase of 14 and 19 basis points, respectively, when compared to the same time periods in 2018, due to the factors discussed above.

Average interest-earning assets for the first six months of 2019 were $12.160 billion compared to $12.260 billion for the same time period in 2018, a decrease of $100.4 million, or 0.8%.  The decline in average earning assets during the first six months of 2019 was primarily due to decreases in average total securities of $549.6 million, or 17.4%, and average acquired loans of $124.8 million, or 56.1%, which were partially offset by an increase in average loans (LHFS and LHFI) of $477.3 million, or 5.5%.  The decrease in average total securities was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.  The decrease in average acquired loans when the first six months of 2019 is compared to the same time period in 2018 was primarily due to acquired loans that were transferred to LHFI during 2018 as well as pay-downs and pay-offs of the acquired loans.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $437.8 million, or 5.0%, increase in the LHFI portfolio when balances at June 30, 2019 are compared to balances at June 30, 2018.  This increase was principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi and Florida market regions and state and other political subdivision loans across all five market regions.

During the first six months of 2019, interest and fees on LHFS and LHFI-FTE increased $30.3 million, or 15.6%, when compared to the same time period in 2018, due principally to the growth in the LHFI portfolio, while the yield on loans (LHFS and LHFI) increased 43 basis points to 4.95% as a result of increases in interest rates. During the first six months of 2019, interest on total securities-FTE decreased $6.2 million, or 17.2%, while the yield on total securities increased 1 basis point to 2.30% when compared to the same time period in 2018, primarily due to the run off of maturing investment securities.  Interest on acquired loans declined $6.0 million, or 60.3%, and the yield on acquired loans declined 87 basis points to 8.10% when the first six months of 2019 is compared to the same time period in 2018, primarily due to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions which were transferred from acquired impaired loans to LHFI during 2018 and a decrease in accretion income and recovery from settlement of debt from loans acquired in the BancTrust merger as a result of pay-offs and pay-downs of these loans.  As a result of these factors, interest income-FTE increased $19.8 million, or 8.2%, while the yield on total earning assets increased 36 basis points to 4.35% when the first six months of 2019 is compared to the same time period in 2018.

Average interest-bearing liabilities for the first six months of 2019 totaled $8.845 billion compared to $8.872 billion for the same time period in 2018, a decrease of $27.0 million, or 0.3%.  The decrease in average interest-bearing liabilities represented declines in average other borrowings and average federal funds purchased and securities sold under repurchase agreements which were largely offset by an increase in average interest-bearing deposits.  Average other borrowings decreased $413.6 million, or 73.7%, when the first six months of 2019 is compared to the same time period in 2018, primarily reflecting a decrease in the balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.  Average federal funds purchased and securities sold under repurchase agreements for the first six months of 2019 declined $247.6 million, or 78.5%, when compared to the same time period in 2018, primarily due to a decrease in upstream federal funds purchased as a result of the reduction of Trustmark’s external funding needs during 2018 due to deposit growth out-pacing growth in LHFI and the run-off of maturing investment securities.  Average interest-bearing deposits for the first six months of 2019 increased $634.1 million, or 7.9%, when compared to the same time period in 2018, as a result of growth in average interest-bearing demand deposits and time deposits primarily due to increases in interest rates in general.

Total interest expense for the first six months of 2019 increased $14.4 million, or 50.4%, while the yield on total interest-bearing liabilities increased 33 basis points to 0.98% when compared with the same time period in 2018, reflecting an increase in interest on deposits, in conjunction with increasing interest rates in general, partially offset by a declines in other interest expense and interest on federal funds purchased and securities sold under repurchase agreements.  Interest on deposits increased $19.4 million, or 89.9%, while the rate on interest-bearing deposits increased 41 basis points to 0.96% when the first six months of 2019 is compared to the same time period in 2018, primarily due to increases in average balances of interest-bearing deposits and rising interest rates in general.  Other interest expense decreased $3.5 million, or 67.6%, when the first six months of 2019 is compared to the same time period in 2018, primarily due to the decline in the balance of outstanding short-term FHLB advances with the FHLB of Dallas, while the rate on other borrowings increased 43 basis points to 2.26% reflecting an increase in rates.  Interest on federal funds purchased and securities sold under repurchase agreements decreased $1.5 million, or 80.7%, when the first six months of 2019 is compared to the same time period in 2018, while the rate on federal funds purchased and securities sold under repurchase agreements decreased 12 basis points to 1.10% reflecting the decline in upstream federal funds purchased.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2019			2018

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$34,057	$214	2.52%	$1,063	$5	1.89%
Securities - taxable	2,482,821	13,916	2.25%	3,011,330	16,894	2.25%
Securities - nontaxable	58,509	551	3.78%	80,372	733	3.66%
Loans (LHFS and LHFI)	9,260,028	114,873	4.98%	8,707,466	99,761	4.60%
Acquired loans	91,217	2,010	8.84%	202,140	5,022	9.96%
Other earning assets	316,604	1,820	2.31%	186,224	1,054	2.27%
Total interest-earning assets	12,243,236	133,384	4.37%	12,188,595	123,469	4.06%
Cash and due from banks	478,384			319,075
Other assets	989,078			1,042,156
Allowance for loan losses, net	(81,996)			(86,315)
Total Assets	$13,628,702			$13,463,511

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,690,128	21,500	0.99%	$8,098,728	12,139	0.60%
Federal funds purchased and securities sold under repurchase agreements	51,264	81	0.63%	352,256	1,250	1.42%
Other borrowings	143,208	831	2.33%	311,709	1,713	2.20%
Total interest-bearing liabilities	8,884,600	22,412	1.01%	8,762,693	15,102	0.69%
Noninterest-bearing demand deposits	2,898,266			2,930,726
Other liabilities	240,091			188,186
Shareholders' equity	1,605,745			1,581,906
Total Liabilities and Shareholders' Equity	$13,628,702			$13,463,511
Net Interest Margin		110,972	3.64%		108,367	3.57%

Less tax equivalent adjustment		3,248			3,203

Net Interest Margin per Consolidated Statements of Income		$107,724			$105,164

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$17,260	$216	2.52%	$772	$7	1.83%
Securities - taxable	2,550,998	28,581	2.26%	3,078,723	34,400	2.25%
Securities - nontaxable	63,661	1,197	3.79%	85,511	1,557	3.67%
Loans (LHFS and LHFI)	9,149,729	224,763	4.95%	8,672,411	194,473	4.52%
Acquired loans	97,730	3,926	8.10%	222,533	9,899	8.97%
Other earning assets	280,250	3,423	2.46%	200,028	1,988	2.00%
Total interest-earning assets	12,159,628	262,106	4.35%	12,259,978	242,324	3.99%
Cash and due from banks	451,217			327,810
Other assets	1,006,375			1,036,478
Allowance for loan losses, net	(82,111)			(84,321)
Total Assets	$13,535,109			$13,539,945

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,629,331	41,070	0.96%	$7,995,229	21,630	0.55%
Federal funds purchased and securities sold under repurchase agreements	67,717	369	1.10%	315,272	1,912	1.22%
Other borrowings	147,908	1,656	2.26%	561,473	5,107	1.83%
Total interest-bearing liabilities	8,844,956	43,095	0.98%	8,871,974	28,649	0.65%
Noninterest-bearing demand deposits	2,861,448			2,906,186
Other liabilities	230,696			184,549
Shareholders' equity	1,598,009			1,577,236
Total Liabilities and Shareholders' Equity	$13,535,109			$13,539,945

Net Interest Margin		219,011	3.63%		213,675	3.51%

Less tax equivalent adjustment		6,479			6,418

Net Interest Margin per Consolidated Statements of Income		$212,532			$207,257

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $2.5 million and $4.1 million for the three and six months ended June 30, 2019, respectively, a decrease of $681 thousand, or 21.5%, and $3.0 million, or 42.5%, respectively, when compared to the same time periods in 2018.  The decrease in the provision for loan losses, LHFI when the three months ended June 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by an increase in provision expense related to changes in qualitative reserve factors.  The decrease in the provision for loan losses, LHFI when the six months ended June 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by increases in provision expense related to changes in qualitative and quantitative reserve factors.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

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

The provision for loan losses, acquired loans increased $547 thousand and $475 thousand, respectively, when the three and six months ended June 30, 2019 are compared to the same time periods in 2018.  The increase in the provision for loan losses, acquired loans when the second quarter of 2019 is compared to the second quarter of 2018 was primarily due to an increase in the provision expense related to the loans acquired in the BancTrust merger due to changes in expectations based on the periodic re-estimations performed during the respective periods.  The increase in the provision for loan losses, acquired loans when the first six months of 2019 is compared to the same time period in 2018 was principally due to an increase in provision expense related to loans acquired in the BancTrust merger, partially offset by the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions that were transferred from acquired impaired loans to LHFI during 2018.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
BancTrust	$106	$(419)	$184	$(702)
Bay Bank	—	—	—	377
Heritage	—	(7)	—	61
Reliance	—	(15)	—	(27)
Total provision for loan losses, acquired loans	$106	$(441)	$184	$(291)

Noninterest Income

Noninterest income represented 31.5% and 30.0% of total revenue, before securities gains (losses), net, for the three and six months ended June 30, 2019, respectively, compared to 31.1% and 31.2% for the three and six months ended June 30, 2018, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Service charges on deposit accounts	$10,379	$10,647	$(268)	-2.5%	$20,644	$21,504	$(860)	-4.0%
Bank card and other fees	8,004	7,070	934	13.2%	15,195	13,696	1,499	10.9%
Mortgage banking, net	10,295	9,046	1,249	13.8%	13,737	20,311	(6,574)	-32.4%
Insurance commissions	11,089	10,735	354	3.3%	21,960	20,154	1,806	9.0%
Wealth management	7,742	7,478	264	3.5%	15,225	15,045	180	1.2%
Other, net	2,130	2,415	(285)	-11.8%	4,369	3,474	895	25.8%
Total noninterest income	$49,639	$47,391	$2,248	4.7%	$91,130	$94,184	$(3,054)	-3.2%

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Bank Card and Other Fees

The increase in bank card and other fees for the three and six months ended June 30, 2019 compared to the same time periods in 2018 was principally due to increases in income from customer derivatives, interchange income and ATM surcharges.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Mortgage servicing income, net	$5,734	$5,502	$232	4.2%	$11,341	$11,090	$251	2.3%
Change in fair value-MSR from runoff	(2,918)	(3,334)	416	12.5%	(5,316)	(5,841)	525	9.0%
Gain on sales of loans, net	5,522	5,414	108	2.0%	9,098	9,999	(901)	-9.0%
Other, net	2,010	1,365	645	47.3%	3,415	1,660	1,755	n/m
Mortgage banking income before net hedge ineffectiveness	10,348	8,947	1,401	15.7%	18,538	16,908	1,630	9.6%
Change in fair value-MSR from market changes	(8,209)	1,743	(9,952)	n/m	(17,072)	11,264	(28,336)	n/m
Change in fair value of derivatives	8,156	(1,644)	9,800	n/m	12,271	(7,861)	20,132	n/m
Net hedge ineffectiveness	(53)	99	(152)	n/m	(4,801)	3,403	(8,204)	n/m
Mortgage banking, net	$10,295	$9,046	$1,249	13.8%	$13,737	$20,311	$(6,574)	-32.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three months ended June 30, 2019 when compared to the same time period in 2018 was primarily due to an increase in the mortgage loan valuation adjustment and a decrease in the change in the fair value of the MSR due to run-off.  The decrease in mortgage banking, net for the six months ended June 30, 2019 when compared to the same time period in 2018 was principally due to a decline in the net hedge ineffectiveness partially offset by an increase in the mortgage loan valuation adjustment.  The net negative hedge ineffectiveness for the six months ended June 30, 2019 was the result of tightening mortgage spreads and increased market volatility.  Mortgage loan production for the three and six months ended June 30, 2019 was $414.1 million and $697.6 million, respectively, and increase of $3.6 million, or 0.9%, and a decrease of $2.1 million, or 0.3%, respectively, when compared to the same time periods in 2018.  Loans serviced for others totaled $6.897 billion at June 30, 2019, compared with $6.687 billion at June 30, 2018, an increase of $210.0 million, or 3.1%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The decrease in the gain on sales of loans, net when the six months ended June 30, 2019 is compared to the same time period in 2018, was primarily the result of lower profit margins in secondary marketing activities as well as a decline in the volume of loans sold.  Loan sales totaled $488.1 million for the six months ended June 30, 2019, a decrease of $27.5 million, or 5.3%, when compared with the same time period in 2018.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,010)	$(2,202)	$192	8.7%	$(4,020)	$(4,404)	$384	8.7%
Increase in life insurance cash surrender value	1,803	1,770	33	1.9%	3,586	3,508	78	2.2%
Other miscellaneous income	2,337	2,847	(510)	-17.9%	4,803	4,370	433	9.9%
Total other, net	$2,130	$2,415	$(285)	-11.8%	$4,369	$3,474	$895	25.8%

The decrease in other miscellaneous income when the three months ended June 30, 2019 is compared to the same time period in 2018 was primarily due to life insurance proceeds received during the second quarter of 2018, partially offset by increases in the net gain on sales of premises and equipment and cash management services fee income.  The increase in other miscellaneous income when the six months ended June 30, 2019 is compared to the same time period in 2018 was primarily due to increases in the net gain on sales of premises and equipment and cash management services fee income, partially offset by life insurance proceeds received during the second quarter of 2018.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and employee benefits	$61,949	$59,975	$1,974	3.3%	$122,903	$118,450	$4,453	3.8%
Services and fees	18,009	16,322	1,687	10.3%	34,977	32,068	2,909	9.1%
Net occupancy-premises	6,403	6,550	(147)	-2.2%	12,857	13,052	(195)	-1.5%
Equipment expense	5,958	6,202	(244)	-3.9%	11,882	12,301	(419)	-3.4%
Other real estate expense:
Write-downs	11	177	(166)	-93.8%	1,667	965	702	72.7%
Net (gain) loss on sale	(124)	(588)	464	78.9%	(246)	(1,002)	756	75.4%
Carrying costs	245	318	(73)	-23.0%	463	810	(347)	-42.8%
Total other real estate expense, net	132	(93)	225	n/m	1,884	773	1,111	n/m
FDIC assessment expense	1,836	2,538	(702)	-27.7%	3,594	5,533	(1,939)	-35.0%
Other expense	11,814	12,306	(492)	-4.0%	24,025	24,088	(63)	-0.3%
Total noninterest expense	$106,101	$103,800	$2,301	2.2%	$212,122	$206,265	$5,857	2.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three and six months ended June 30, 2019 are compared to the same time periods in 2018 was principally due to increases in salaries and incentive compensation as a result of general merit increases and higher commission expense as a result of improvements in the insurance and mortgage origination lines of business, increases in insurance expense related to Trustmark’s health plans and higher stock compensation expense.

Services and Fees

The increase in services and fees when the three and six months ended June 30, 2019 are compared to the same time periods in 2018 was primarily the result of investments in new data processing software designed to improve efficiency and customer experience and increases in advertising expense.

Other Real Estate Expense, Net

The increase in other real estate expense for the six months ended June 30, 2019 when compared to the same time period in 2018 was primarily due to a decline in the net gain on sales of other real estate properties and an increase in the reserve for other real estate write-downs.  Please see the section captioned “Other Real Estate” for additional information regarding other real estate expense.

FDIC Assessment Expense

The decrease in the FDIC assessment expense when the three and six months ended June 30, 2019 are compared to the same time periods in 2018 was principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Loan expense	$3,003	$3,046	$(43)	-1.4%	$5,700	$5,837	$(137)	-2.3%
Amortization of intangibles	992	1,286	(294)	-22.9%	2,093	2,683	(590)	-22.0%
Other miscellaneous expense	7,819	7,974	(155)	-1.9%	16,232	15,568	664	4.3%
Total other expense	$11,814	$12,306	$(492)	-4.0%	$24,025	$24,088	$(63)	-0.3%

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  The prior period amounts include reclassifications to conform to the current period presentation.  The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2019 and 2018.

General Banking

Net interest income for the General Banking Segment increased $5.8 million, or 2.8%, when the six months ended June 30, 2019 is compared with the same time period in 2018.  The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI and other interest income and declines in interest on federal funds purchased and securities sold under repurchase agreements and other interest expense, which were largely offset by an increase in interest on deposits and declines in interest and fees on securities and acquired loans.  The provision for loan losses, net for the six months ended June 30, 2019 totaled $4.3 million compared to $6.8 million for the same period in 2018, a decrease of $2.6 million, or 37.4%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $5.2 million, or 8.8%, when the first six months of 2019 is compared to the same time period in 2018, primarily due to the decrease in mortgage banking, net, principally due to the decrease in the net hedge ineffectiveness partially offset by an increased in the mortgage loan valuation adjustment, partially offset by the increase in bank card and other fees, principally related to increases in income from customer derivatives, interchange income and ATM surcharges.  Noninterest income for the General Banking Segment represented 20.3% of total revenue for this segment for the first six months of 2019 as opposed to 22.4% for the same time period in 2018.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $4.9 million, or 2.8%, when the first six months of 2019 is compared with the same time period in 2018, principally due to increases in salaries and employee benefits, primarily as a result of general merit increases, higher medical insurance contributions, higher mortgage origination commission expense and increased stock compensation expense; services and fees, primarily related to data processing software and advertising expenses; and other real estate expense, primarily related to a decrease in the net gain on sales of other real estate properties and an increase in the reserve for other real estate write-downs; partially offset by the decline in FDIC assessment expense, primarily due to the lower regular assessment base and elimination of the additional surcharge.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2019 decreased $263 thousand, or 9.7%, when compared to the same time period in 2018.  Net interest income for the Wealth Management Segment totaled $2.0 million for the first six months of 2019, a decrease of $513 thousand, or 20.8%, when compared to the same time period in 2018, primarily due to an increase in interest expense on deposit accounts.  Noninterest income, which primarily includes income related to investment management, trust and brokerage services, increased $349 thousand, or 2.3%, when the first six months of 2019 is compared to the same time period in 2018, primarily due to increases in other miscellaneous income and income from annuity services.  Noninterest expense for the Wealth Management Segment increased $191 thousand, or 1.4%, when the first six months of 2019 is compared to the same time period in 2018, principally due to an increase in data processing expense related to software partially offset by a decline in outside services and fees.

At June 30, 2019 and 2018, Trustmark held assets under management and administration of $12.198 billion and $11.106 billion, respectively, and brokerage assets of $1.910 billion and $1.814 billion, respectively.

Insurance

Net income for the Insurance Segment for the first six months of 2019 increased $803 thousand, or 24.5%, when compared to the same time period in 2018.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $1.8 million, or 9.0%, when the first six months of 2019 is compared to the same time period in 2018, primarily due to new business commission volume in the commercial property and casualty coverage.  Noninterest expense for the Insurance Segment increased $734 thousand, or 4.6%, when the first six months of 2019 is compared to the same time period in 2018, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes.

Income Taxes

For the three and six months ended June 30, 2019, Trustmark’s combined effective tax rate was 13.4% and 13.5%, respectively, compared to 13.5% and 13.2% for the same time periods in 2018, respectively.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.160 billion, or 89.8% of total average assets, for the six months ended June 30, 2019, compared to $12.260 billion, or 90.5% of total average assets, for the six months ended June 30, 2018, a decrease of $100.4 million, or 0.8%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.4 years at June 30, 2019 compared to 3.8 years at December 31, 2018.

When compared with December 31, 2018, total investment securities decreased by $252.2 million, or 9.3%, during the first six months of 2019.  This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities, partially offset by an increase in the fair market value of the securities available for sale.  Trustmark sold no securities during the first six months of 2019 or 2018.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At June 30, 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss, net of tax, (AOCL) in the accompanying consolidated balance sheets totaled $13.7 million ($10.3 million net of tax) compared to $15.7 million ($11.8 million net of tax) at December 31, 2018.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At June 30, 2019, available for sale securities totaled $1.644 billion, which represented 66.6% of the securities portfolio, compared to $1.812 billion, or 66.6%, at December 31, 2018.  At June 30, 2019, unrealized losses, net on available for sale securities totaled $3.8 million compared to $42.7 million at December 31, 2018.  At June 30, 2019, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2019, held to maturity securities totaled $825.5 million and represented 33.4% of the total securities portfolio, compared with $909.6 million, or 33.4%, at December 31, 2018.

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

As of June 30, 2019, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2019 ($ in thousands):

	June 30, 2019
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,609,335	97.7%	$1,605,027	97.6%
Aa1 to Aa3	25,404	1.5%	25,516	1.6%
A1 to A3	200	—	201	—
Baa1 to Baa3	1,091	0.1%	1,102	0.1%
Not Rated (1)	11,508	0.7%	11,879	0.7%
Total securities available for sale	$1,647,538	100.0%	$1,643,725	100.0%

Securities Held to Maturity
Aaa	$792,675	96.0%	$799,111	96.0%
Aa1 to Aa3	26,783	3.3%	27,015	3.2%
Not Rated (1)	6,078	0.7%	6,235	0.8%
Total securities held to maturity	$825,536	100.0%	$832,361	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2019, approximately 97.6% of the available for sale securities, measured at the estimated fair value, and 96.0% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At June 30, 2019, LHFS totaled $240.4 million, consisting of $190.6 million of residential real estate mortgage loans in the process of being sold to third parties and $49.8 million of GNMA optional repurchase loans.  At December 31, 2018, LHFS totaled $153.8 million, consisting of $92.2 million of residential real estate mortgage loans in the process of being sold to third parties and $61.6 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2019 or 2018.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$1,111,297	12.2%	$1,056,601	12.0%
Secured by 1-4 family residential properties	1,818,126	19.9%	1,825,492	20.7%
Secured by nonfarm, nonresidential properties	2,326,312	25.5%	2,220,914	25.1%
Other real estate secured	635,839	7.0%	543,820	6.1%
Commercial and industrial loans	1,533,318	16.8%	1,538,715	17.4%
Consumer loans	176,133	1.9%	182,448	2.1%
State and other political subdivision loans	982,187	10.8%	973,818	11.0%
Other loans	533,547	5.9%	494,060	5.6%
LHFI	$9,116,759	100.0%	$8,835,868	100.0%

LHFI increased $280.9 million, or 3.2%, compared to December 31, 2018.  The increase in LHFI during the first six months of 2019 was primarily due to net growth in loans secured by real estate in Trustmark’s Alabama, Texas and Florida market regions and other loans in the Mississippi and Alabama market regions.

LHFI secured by real estate increased $244.7 million, or 4.3%, during the first six months of 2019 representing net growth in LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), LHFI secured by other real estate and construction, land development and other land loans, partially offset by a net decline in LHFI secured by 1-4 family residential properties.  NFNR LHFI increased $105.4 million, or 4.7%, during the first six months of 2019, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $108.2 million, or 4.9%, during the first six months of 2019 primarily due to declines in non-owner occupied loans in the Mississippi and Texas market regions and owner occupied loans in the Texas, Alabama, Tennessee and Florida market regions, partially offset by growth in non-owner occupied loans in the Alabama market region and owner occupied loans in the Mississippi market region.  LHFI secured by other real estate increased $92.0 million, or 16.9%, during the first six months of 2019, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Texas and Mississippi market regions partially offset by declines in LHFI secured by multi-family residential properties in the Texas and Mississippi market regions.  LHFI secured by construction, land development and other land increased $54.7 million, or 5.2%, during the first six months of 2019 primarily due to new loans in the other construction category, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first six months of 2019, $358.8 million loans were moved from other construction to other loan categories, including $185.7 million to non-owner occupied loans, $27.9 million to owner occupied loans, and $145.2 million to multi-family residential loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $389.2 million during the first six months of 2019.  LHFI secured by 1-4 family residential properties declined $7.4 million, or 0.4%, during the first six months of 2019, primarily due to decreases in mortgage loans in the Mississippi and Florida market regions, partially offset by growth in the Alabama market region.

Other LHFI, which include loans to non-depository financial institutions, non-profit and charitable organizations and real estate investment trusts, increased $39.5 million, or 8.0%, during the first six months of 2019, primarily due to growth in the Mississippi and Alabama market regions.

Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At June 30, 2019 and December 31, 2018, energy-related LHFI had outstanding balances of approximately $137.6 million and $172.1 million, respectively, which represented approximately 1.5% of Trustmark’s total LHFI portfolio at June 30, 2019 compared to approximately 2.0% of the total LHFI portfolio at December 31, 2018.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2019	December 31, 2018
Home equity loans	$54,407	$54,778
Home equity lines of credit	386,298	393,134
Percentage of loans and lines for which Trustmark holds first lien	59.9%	59.8%
Percentage of loans and lines for which Trustmark does not hold first lien	40.1%	40.2%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2019 and December 31, 2018 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	June 30, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$224,350	$886,947	$1,111,297
Secured by 1- 4 family residential properties	999,290	818,836	1,818,126
Secured by nonfarm, nonresidential properties	1,402,896	923,416	2,326,312
Other real estate secured	258,371	377,468	635,839
Commercial and industrial loans	592,845	940,473	1,533,318
Consumer loans	155,966	20,167	176,133
State and other political subdivision loans	928,378	53,809	982,187
Other loans	284,203	249,344	533,547
LHFI	$4,846,299	$4,270,460	$9,116,759

	December 31, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$306,590	$750,011	$1,056,601
Secured by 1- 4 family residential properties	1,051,290	774,202	1,825,492
Secured by nonfarm, nonresidential properties	1,490,035	730,879	2,220,914
Other real estate secured	197,549	346,271	543,820
Commercial and industrial loans	821,343	717,372	1,538,715
Consumer loans	162,940	19,508	182,448
State and other political subdivision loans	907,685	66,133	973,818
Other loans	265,277	228,783	494,060
LHFI	$5,202,709	$3,633,159	$8,835,868

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

The following table presents the LHFI composition by region at June 30, 2019 and reflects a diversified mix of loans by region ($ in thousands):

	June 30, 2019
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$1,111,297	$393,466	$78,135	$309,533	$22,219	$307,944
Secured by 1-4 family residential properties	1,818,126	117,564	43,874	1,559,348	84,045	13,295
Secured by nonfarm, nonresidential properties	2,326,312	613,170	245,085	882,457	151,108	434,492
Other real estate secured	635,839	186,048	11,466	275,374	10,035	152,916
Commercial and industrial loans	1,533,318	214,487	21,102	743,969	383,781	169,979
Consumer loans	176,133	24,721	4,798	125,420	18,945	2,249
State and other political subdivision loans	982,187	92,069	40,968	612,021	27,283	209,846
Other loans	533,547	78,854	18,390	355,468	37,084	43,751
LHFI	$9,116,759	$1,720,379	$463,818	$4,863,590	$734,500	$1,334,472

Construction, Land Development and Other Land Loans by Region
Lots	$60,421	$13,394	$17,909	$22,643	$1,228	$5,247
Development	70,285	12,384	7,064	28,523	2,090	20,224
Unimproved land	105,318	20,528	16,002	35,467	12,721	20,600
1-4 family construction	228,702	107,017	14,960	78,906	2,821	24,998
Other construction	646,571	240,143	22,200	143,994	3,359	236,875
Construction, land development and other land loans	$1,111,297	$393,466	$78,135	$309,533	$22,219	$307,944

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$401,042	$177,183	$48,539	$97,283	$24,928	$53,109
Office	190,039	46,500	17,813	62,097	7,683	55,946
Nursing homes/senior living	226,943	79,605	—	141,341	5,997	—
Hotel/motel	302,574	111,673	90,315	53,697	35,806	11,083
Mini-storage	106,474	11,602	5,757	41,123	582	47,410
Industrial	121,559	29,912	6,567	26,757	2,353	55,970
Health care	45,230	11,627	3,295	26,458	—	3,850
Convenience stores	21,533	3,237	—	7,456	675	10,165
Other	55,602	4,409	7,554	9,446	6,604	27,589
Total non-owner occupied loans	1,470,996	475,748	179,840	465,658	84,628	265,122
Owner-occupied:
Office	146,501	35,970	27,697	53,173	4,559	25,102
Churches	101,947	19,695	6,537	45,935	14,674	15,106
Industrial warehouses	152,020	12,445	3,617	66,798	12,771	56,389
Health care	106,113	22,876	6,474	60,880	2,594	13,289
Convenience stores	108,487	13,376	6,599	65,411	1,159	21,942
Retail	74,396	17,107	7,603	28,457	4,511	16,718
Restaurants	57,243	3,850	1,371	33,309	16,875	1,838
Auto dealerships	30,462	7,729	310	13,786	8,637	—
Other	78,147	4,374	5,037	49,050	700	18,986
Total owner-occupied loans	855,316	137,422	65,245	416,799	66,480	169,370
Loans secured by nonfarm, nonresidential properties	$2,326,312	$613,170	$245,085	$882,457	$151,108	$434,492

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

At June 30, 2019, the allowance for loan losses, LHFI, was $80.4 million, an increase of $1.1 million, or 1.4%, when compared with December 31, 2018.  The increase in the allowance for loan loss during the first six months of 2019 was principally due to an increase in reserves required related to changes in quantitative and qualitative reserve factors for commercial LHFI, partially offset by a decrease in specific reserves for new and existing impaired LHFI.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 383.19% at June 30, 2019, compared to 350.77% at December 31, 2018 principally due to an increase in allowance for loan losses, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $80.4 million allowance for loan losses, LHFI, represented 0.96% of commercial LHFI and 0.60% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.88% as of June 30, 2019.  This compares with an allowance to total LHFI of 0.90% at December 31, 2018, which was allocated to commercial LHFI at 0.99% and to consumer and mortgage LHFI at 0.57%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$79,005	$11,951	$2,874	$38,581	$8,138	$17,461
LHFI charged-off	(2,937)	(378)	(105)	(2,115)	(203)	(136)
Recoveries	1,845	100	235	1,208	159	143
Net (charge-offs) recoveries	(1,092)	(278)	130	(907)	(44)	7
Provision for loan losses, LHFI	2,486	1,187	48	1,970	514	(1,233)
Balance at end of period	$80,399	$12,860	$3,052	$39,644	$8,608	$16,235

	Three Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$81,235	$11,007	$2,916	$46,785	$5,050	$15,477
Transfers (1)	782	—	782	—	—	—
LHFI charged-off	(3,421)	(189)	(34)	(2,903)	(260)	(35)
Recoveries	1,803	77	156	1,198	190	182
Net (charge-offs) recoveries	(1,618)	(112)	122	(1,705)	(70)	147
Provision for loan losses, LHFI	3,167	434	(811)	2,768	82	694
Balance at end of period	$83,566	$11,329	$3,009	$47,848	$5,062	$16,318

	Six Months Ended June 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$79,290	$11,175	$3,242	$40,592	$8,422	$15,859
LHFI charged-off	(6,970)	(607)	(168)	(5,611)	(406)	(178)
Recoveries	3,982	314	525	2,574	312	257
Net (charge-offs) recoveries	(2,988)	(293)	357	(3,037)	(94)	79
Provision for loan losses, LHFI	4,097	1,978	(547)	2,089	280	297
Balance at end of period	$80,399	$12,860	$3,052	$39,644	$8,608	$16,235

	Six Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
Transfers (1)	782	—	782	—	—	—
LHFI charged-off	(5,963)	(420)	(88)	(4,853)	(557)	(45)
Recoveries	4,886	224	1,170	2,881	378	233
Net (charge-offs) recoveries	(1,077)	(196)	1,082	(1,972)	(179)	188
Provision for loan losses, LHFI	7,128	1,052	(1,674)	5,432	(186)	2,504
Balance at end of period	$83,566	$11,329	$3,009	$47,848	$5,062	$16,318
(1)	The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired impaired loans to LHFI in the second quarter of 2018.

Charge-offs exceeded recoveries for the three and six months ended June 30, 2019 and 2018.  Net charge-offs for the three months ended June 30, 2019 declined $526 thousand, or 32.5%, when compared to the same time period in 2018, primarily due to a decrease in charge-offs in the Mississippi market region.  Net charge-offs for the six months ended June 30, 2019 increased $1.9 million when compared to the same time period in 2018, principally due to an increase in charge-offs in the Mississippi market region, primarily due to the charge off of one large nonaccrual commercial credit for which reserves were previously established, and a decline in recoveries of amounts previously charged off in the Florida and Mississippi market regions, primarily due to two large recoveries received during the first six months of 2018.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the three and six months ended June 30, 2019 totaled 0.11% and 0.09% of average loans (LHFS and LHFI), respectively, compared to 0.15% and 0.17% of average loans (LHFS and LHFI), respectively, for the same time periods in 2018.  The decrease in the provision for loan losses, LHFI when the three months ended June 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by increases in provision expense related to changes in qualitative reserve factors.  The decrease in the provision for loan losses, LHFI when the six months ended June 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by increases in provision expense related to changes in qualitative and quantitative reserve factors.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at June 30, 2019 and December 31, 2018 ($ in thousands):

	June 30, 2019	December 31, 2018
Nonaccrual LHFI
Alabama	$2,327	$3,361
Florida	330	1,175
Mississippi	39,373	44,331
Tennessee	8,455	8,696
Texas	2,403	4,061
Total nonaccrual LHFI	52,888	61,624
Other real estate
Alabama	6,451	6,873
Florida	7,826	8,771
Mississippi	15,511	17,255
Tennessee	815	1,025
Texas	640	744
Total other real estate	31,243	34,668
Total nonperforming assets	$84,131	$96,292

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.90%	1.07%

Loans past due 90 days or more
LHFI	$1,245	$856

LHFS - Guaranteed GNMA serviced loans (1)	$38,355	$37,384

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2019, nonaccrual LHFI totaled $52.9 million, or 0.57% of total LHFS and LHFI, reflecting a decrease of $8.7 million, or 0.10% of total LHFS and LHFI, relative to December 31, 2018.  The decrease in nonaccrual LHFI during the first six months of 2019 was primarily due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region for which reserves were previously established.

As of June 30, 2019, nonaccrual energy-related LHFI totaled $11.6 million and represented 8.5% of Trustmark’s total energy-related portfolio, compared to $12.0 million, or 7.0% of Trustmark’s total energy-related portfolio, as of December 31, 2018.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2019 decreased $3.4 million, or 9.9%, when compared with December 31, 2018.  The decrease in other real estate was primarily due to properties sold and write-downs on foreclosed properties in Trustmark’s Mississippi, Florida, Alabama and Tennessee market regions, partially offset by new properties foreclosed in the Mississippi and Alabama market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$32,139	$6,878	$8,120	$15,421	$994	$726
Additions	1,317	44	—	1,232	41	—
Disposals	(2,202)	(503)	(354)	(1,136)	(209)	—
Write-downs	(11)	32	60	(6)	(11)	(86)
Balance at end of period	$31,243	$6,451	$7,826	$15,511	$815	$640

	Three Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$39,554	$8,962	$12,550	$15,737	$1,523	$782
Additions	5,074	(6)	—	5,080	—	—
Disposals	(4,784)	(534)	(2,761)	(1,459)	(30)	—
Write-downs	(177)	(132)	—	—	(7)	(38)
Balance at end of period	$39,667	$8,290	$9,789	$19,358	$1,486	$744

	Six Months Ended June 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	2,101	569	—	1,491	41	—
Disposals	(3,859)	(609)	(674)	(2,346)	(230)	—
Write-downs	(1,667)	(382)	(271)	(889)	(21)	(104)
Balance at end of period	$31,243	$6,451	$7,826	$15,511	$815	$640

	Six Months Ended June 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	7,084	219	773	6,092	—	—
Disposals	(9,680)	(1,956)	(4,865)	(1,871)	(988)	—
Write-downs	(965)	(633)	(56)	(177)	(61)	(38)
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$39,667	$8,290	$9,789	$19,358	$1,486	$744

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate increased $702 thousand, or 72.7%, when the first six months of 2019 is compared to the same time period in 2018, primarily due to $570 thousand of reserves for other real estate write-downs recorded during the first six months of 2019.

For additional information regarding other real estate, including covered other real estate, see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

As of June 30, 2019 and December 31, 2018, acquired loans consisted of the following ($ in thousands):

	June 30, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$5,705	$5,878
Secured by 1-4 family residential properties	19,967	22,556
Secured by nonfarm, nonresidential properties	43,444	47,979
Other real estate secured	7,416	8,253
Commercial and industrial loans	6,193	15,267
Consumer loans	852	1,356
Other loans	4,307	5,643
Acquired loans	87,884	106,932
Less allowance for loan losses, acquired loans	1,398	1,231
Net acquired loans	$86,486	$105,701
During the first six months of 2019, acquired loans decreased $19.0 million, or 17.8%, compared to balances at December 31, 2018, primarily due to pay-downs and pay-offs of these acquired loans.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $11.567 billion at June 30, 2019 compared to $11.364 billion at December 31, 2018, an increase of $202.2 million, or 1.8%.  During the first six months of 2019, noninterest-bearing deposits decreased $28.5 million, or 1.0%, primarily due to declines in public noninterest-bearing deposit accounts, while interest-bearing deposits increased $230.7 million, or 2.7%, primarily due to growth in all types of money market deposit accounts and commercial interest checking accounts.

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

Federal funds purchased and securities sold under repurchase agreements totaled $51.8 million at June 30, 2019 compared to $50.5 million at December 31, 2018, an increase of $1.3 million, or 2.6%.  These amounts represented customer related transactions, such as commercial sweep repurchase balances.

Other borrowings totaled $79.0 million at June 30, 2019, a decrease of $873 thousand, or 1.1%, when compared with $79.9 million at December 31, 2018, primarily due to decreases in GNMA optional repurchase loans, which were mostly offset by the addition of building and equipment finance lease liabilities resulting from the adoption of FASB ASU 2016-02, “Leases (Topic 842).”  GNMA optional repurchase loans totaled $49.8 million at June 30, 2019, a decrease of $11.8 million, or 19.1%, compared to December 31, 2018.  See the section captioned “LHFS” for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

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

Capital Resources

At June 30, 2019, Trustmark’s total shareholders’ equity was $1.619 billion, an increase of $27.1 million, or 1.7%, when compared to December 31, 2018.  During the first six months of 2019, shareholders’ equity increased primarily as a result of net income of $75.5 million and an increase in the fair market value of available for sale securities, net of tax, of $29.2 million, partially offset by common stock repurchases of $49.9 million and common stock dividends of $30.0 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report on Form 10-K, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at June 30, 2019 and 1.875% at December 31, 2018.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2019 and December 31, 2018.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2019 and 2018 were $0.46.  Trustmark’s indicated dividend for 2019 is $0.92 per common share, which is the same as dividends per common share in 2018.

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

Following receipt of non-objection from the FRB, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares may be acquired through March 31, 2020.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  During the second quarter of 2019, Trustmark repurchased approximately 398 thousand shares of its outstanding common stock valued at $13.0 million.

Together, with repurchases under the previous program, Trustmark repurchased approximately 1.6 million shares of its common stock valued at $49.9 million during the six months ended June 30, 2019.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $11.491 billion for the first six months of 2019 and represented approximately 84.9% of average liabilities and shareholders’ equity, compared to average deposits of $10.901 billion, which represented 80.5% of average liabilities and shareholders’ equity for the first six months of 2018.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2019, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $17.4 million compared to $23.9 million at December 31, 2018.  At both June 30, 2019 and December 31, 2018, Trustmark had no outstanding brokered CDs.

At both June 30, 2019 and December 31, 2018, Trustmark had no upstream federal funds purchased.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at June 30, 2019 and December 31, 2018.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $2.939 billion at June 30, 2019.

In addition, at June 30, 2019, Trustmark had $845 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $879 thousand at December 31, 2018.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At June 30, 2019, Trustmark had approximately $318.0 million available in unencumbered agency securities compared to $496.2 million at December 31, 2018.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017, partially offset by a seasonal decrease in the collateral requirements for public deposits.

Another borrowing source is the Discount Window.  At June 30, 2019, Trustmark had approximately $1.005 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.012 billion at December 31, 2018.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2019, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2019 and 2018.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $112 thousand at June 30, 2019 compared to a net after-tax gain of $469 thousand at December 31, 2018.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next six months, Trustmark estimates that $149 thousand will be reclassified as a decrease to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $465.5 million at June 30, 2019, with a negative valuation adjustment of $61 thousand, compared to $203.2 million, with a negative valuation adjustment of $586 thousand at December 31, 2018.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $433.0 million at June 30, 2019 compared to $318.0 million at December 31,

2018.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $53 thousand and a net positive ineffectiveness of $99 thousand for the three months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, the impact was a net negative ineffectiveness of $4.8 million and a net positive ineffectiveness of $3.4 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $664.9 million related to this program, compared to $475.8 million as of December 31, 2018.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of June 30, 2019, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $900 thousand compared to $75 thousand at December 31, 2018.  As of June 30, 2019, Trustmark had posted collateral of $1.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both June 30, 2019 and December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $38.0 million and $23.1 million, respectively.  At June 30, 2019, Trustmark had entered into nine risk participation agreements as a guarantor with an aggregate notional amount of $55.5 million, compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at June 30, 2019 and December 31, 2018.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2019 and 2018.  At June 30, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2019	2018
+200 basis points	2.5%	-2.2%
+100 basis points	1.3%	-1.2%
-100 basis points	-2.0%	-2.0%

As shown in the table above, the interest rate shocks for the first six months of 2019 illustrate little change in net interest income in rising rate scenarios or a falling rate environment.  Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2019 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2019 and 2018.  At June 30, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2019	2018
+200 basis points	2.3%	1.3%
+100 basis points	2.0%	1.0%
-100 basis points	-4.6%	-6.2%

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

At June 30, 2019, the MSR fair value was $79.3 million, compared to $97.4 million at June 30, 2018.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2019, would be a decline in fair value of approximately $3.4 million and $2.7 million, respectively, compared to a decline in fair value of approximately $2.9 million and $3.9 million, respectively, at June 30, 2018.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2018 Annual Report on Form 10-K.  There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2019.

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

Following receipt of non-objection from the FRB, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares may be acquired through March 31, 2020.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2019 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2019 to April 30, 2019	58,119	$34.43	58,119	$97,999
May 1, 2019 to May 31, 2019	68,202	32.36	68,202	95,792
June 1, 2019 to June 30, 2019	271,863	32.37	271,863	86,992
Total	398,184		398,184
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	August 6, 2019	DATE:	August 6, 2019