Form 10-Q
period 2019-09-30
TRUSTMARK CORP
filed 2019-11-07
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, there were 64,260,163 shares outstanding of the registrant’s common stock (no par value).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seek,” “continue,” “could,” “would,” “future” or the negative of those terms or other words of similar meaning.  You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information.  These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things, and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements.  You should be aware that the occurrence of the events described under the caption “Risk Factors” in Trustmark’s filings with the Securities and Exchange Commission could have an adverse effect on our business, results of operations and financial condition.  Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and due from banks (noninterest-bearing)	$486,263	$349,561
Federal funds sold and securities purchased under reverse repurchase agreements	—	830
Securities available for sale (at fair value)	1,553,705	1,811,813
Securities held to maturity (fair value: $794,685-2019; $889,733-2018)	785,422	909,643
Loans held for sale (LHFS)	292,800	153,799
Loans held for investment (LHFI)	9,223,668	8,835,868
Less allowance for loan losses, LHFI	83,226	79,290
Net LHFI	9,140,442	8,756,578
Acquired loans	81,004	106,932
Less allowance for loan losses, acquired loans	1,249	1,231
Net acquired loans	79,755	105,701
Net LHFI and acquired loans	9,220,197	8,862,279
Premises and equipment, net	188,423	178,668
Mortgage servicing rights	73,016	95,596
Goodwill	379,627	379,627
Identifiable intangible assets, net	8,345	11,112
Other real estate	31,974	34,668
Operating lease right-of-use assets	33,180	—
Other assets	531,834	498,864
Total Assets	$13,584,786	$13,286,460

Liabilities
Deposits:
Noninterest-bearing	$3,064,127	$2,937,594
Interest-bearing	8,190,056	8,426,817
Total deposits	11,254,183	11,364,411
Federal funds purchased and securities sold under repurchase agreements	376,712	50,471
Other borrowings	76,685	79,885
Junior subordinated debt securities	61,856	61,856
Operating lease liabilities	34,319	—
Other liabilities	135,669	138,384
Total Liabilities	11,939,424	11,695,007

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 64,262,779 shares - 2019; 65,834,395 shares - 2018	13,390	13,717
Capital surplus	257,370	309,545
Retained earnings	1,395,460	1,323,870
Accumulated other comprehensive loss, net of tax	(20,858)	(55,679)
Total Shareholders' Equity	1,645,362	1,591,453
Total Liabilities and Shareholders' Equity	$13,584,786	$13,286,460

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Interest and fees on LHFS & LHFI	$113,285	$102,980	$331,820	$291,362
Interest and fees on acquired loans	2,309	4,033	6,235	13,932
Interest on securities:
Taxable	13,184	16,186	41,765	50,586
Tax exempt	383	518	1,329	1,748
Interest on federal funds sold and securities purchased under reverse repurchase agreements	23	3	239	10
Other interest income	1,044	1,050	4,467	3,038
Total Interest Income	130,228	124,770	385,855	360,676
Interest Expense
Interest on deposits	20,385	14,972	61,455	36,602
Interest on federal funds purchased and securities sold under repurchase agreements	547	1,348	916	3,260
Other interest expense	830	1,467	2,486	6,574
Total Interest Expense	21,762	17,787	64,857	46,436
Net Interest Income	108,466	106,983	320,998	314,240
Provision for loan losses, LHFI	3,039	8,673	7,136	15,801
Provision for loan losses, acquired loans	(140)	(467)	44	(758)
Net Interest Income After Provision for Loan Losses	105,567	98,777	313,818	299,197
Noninterest Income
Service charges on deposit accounts	11,065	11,075	31,709	32,579
Bank card and other fees	8,349	7,459	23,544	21,155
Mortgage banking, net	8,171	8,647	21,908	28,958
Insurance commissions	11,072	10,765	33,032	30,919
Wealth management	7,691	7,789	22,916	22,834
Other, net	1,989	1,358	6,358	4,832
Security gains (losses), net	—	—	—	—
Total Noninterest Income	48,337	47,093	139,467	141,277
Noninterest Expense
Salaries and employee benefits	62,495	60,847	185,398	179,297
Services and fees	18,838	16,404	53,815	48,472
Net occupancy - premises	6,831	6,910	19,688	19,962
Equipment expense	5,971	6,200	17,853	18,501
Other real estate expense, net	531	1,168	2,415	1,941
FDIC assessment expense	1,400	1,999	4,994	7,532
Other expense	10,787	11,695	34,812	35,783
Total Noninterest Expense	106,853	105,223	318,975	311,488
Income Before Income Taxes	47,051	40,647	134,310	128,986
Income taxes	6,016	4,394	17,796	16,090
Net Income	$41,035	$36,253	$116,514	$112,896

Earnings Per Share
Basic	$0.64	$0.54	$1.80	$1.67
Diluted	$0.64	$0.54	$1.80	$1.67

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income per consolidated statements of income	$41,035	$36,253	$116,514	$112,896
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	3,116	(7,246)	32,293	(35,231)
Change in net unrealized holding loss on securities transferred to held to maturity	637	730	2,139	2,182
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	46	47	140	140
Recognized net loss due to lump sum settlement	34	31	105	92
Change in net actuarial loss	186	271	562	819
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	14	39	(109)	458
Reclassification adjustment for (gain) loss realized in net income	(75)	(79)	(309)	(157)
Other comprehensive income (loss), net of tax	3,958	(6,207)	34,821	(31,697)
Comprehensive income	$44,993	$30,046	$151,335	$81,199

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2019	65,834,395	$13,717	$309,545	$1,323,870	$(55,679)	$1,591,453
Net income per consolidated statements of income	—	—	—	33,339	—	33,339
Other comprehensive income (loss), net of tax	—	—	—	—	14,764	14,764
Common stock dividends paid ($0.23 per share)	—	—	—	(15,033)	—	(15,033)
Shares withheld to pay taxes, long-term incentive plan	123,821	25	(1,629)	—	—	(1,604)
Repurchase and retirement of common stock	(1,168,273)	(243)	(36,650)	—	—	(36,893)
Compensation expense, long-term incentive plan	—	—	1,002	—	—	1,002
Balance, March 31, 2019	64,789,943	13,499	272,268	1,342,176	(40,915)	1,587,028
Net income per consolidated statements of income	—	—	—	42,140	—	42,140
Other comprehensive income (loss), net of tax	—	—	—	—	16,099	16,099
Common stock dividends paid ($0.23 per share)	—	—	—	(14,987)	—	(14,987)
Shares withheld to pay taxes, long-term incentive plan	7,087	2	(3)	—	—	(1)
Repurchase and retirement of common stock	(398,184)	(83)	(12,925)	—	—	(13,008)
Compensation expense, long-term incentive plan	—	—	1,279	—	—	1,279
Balance, June 30, 2019	64,398,846	13,418	260,619	1,369,329	(24,816)	1,618,550
Net income per consolidated statements of income	—	—	—	41,035	—	41,035
Other comprehensive income (loss), net of tax	—	—	—	—	3,958	3,958
Common stock dividends paid ($0.23 per share)	—	—	—	(14,904)	—	(14,904)
Shares withheld to pay taxes, long-term incentive plan	2,502	1	(35)	—	—	(34)
Repurchase and retirement of common stock	(138,569)	(29)	(4,486)	—	—	(4,515)
Compensation expense, long-term incentive plan	—	—	1,272	—	—	1,272
Balance, September 30, 2019	64,262,779	$13,390	$257,370	$1,395,460	$(20,858)	$1,645,362

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2018	67,746,094	$14,115	$369,124	$1,228,187	$(39,725)	$1,571,701
Accumulated other comprehensive loss adjustment, Tax Cuts and Jobs Act of 2017 (Tax Reform Act)	—	—	—	8,524	(8,524)	—
Net income per consolidated statements of income	—	—	—	36,830	—	36,830
Other comprehensive income (loss), net of tax	—	—	—	—	(19,637)	(19,637)
Common stock dividends paid ($0.23 per share)	—	—	—	(15,660)	—	(15,660)
Shares withheld to pay taxes, long-term incentive plan	109,558	23	(1,403)	—	—	(1,380)
Repurchase and retirement of common stock	(80,584)	(17)	(2,485)	—	—	(2,502)
Compensation expense, long-term incentive plan	—	—	785	—	—	785
Balance, March 31, 2018	67,775,068	14,121	366,021	1,257,881	(67,886)	1,570,137
Net income per consolidated statements of income	—	—	—	39,813	—	39,813
Other comprehensive income (loss), net of tax	—	—	—	—	(5,853)	(5,853)
Common stock dividends paid ($0.23 per share)	—	—	—	(15,687)	—	(15,687)
Shares withheld to pay taxes, long-term incentive plan	8,292	1	(43)	—	—	(42)
Repurchase and retirement of common stock	(162,249)	(33)	(5,342)	—	—	(5,375)
Compensation expense, long-term incentive plan	—	—	1,079	—	—	1,079
Balance, June 30, 2018	67,621,111	14,089	361,715	1,282,007	(73,739)	1,584,072
Net income per consolidated statements of income	—	—	—	36,253	—	36,253
Other comprehensive income (loss), net of tax	—	—	—	—	(6,207)	(6,207)
Common stock dividends paid ($0.23 per share)	—	—	—	(15,667)	—	(15,667)
Shares withheld to pay taxes, long-term incentive plan	258	—	(5)	—	—	(5)
Repurchase and retirement of common stock	—	—	—	—	—	—
Compensation expense, long-term incentive plan	—	—	1,158	—	—	1,158
Balance, September 30, 2018	67,621,369	$14,089	$362,868	$1,302,593	$(79,946)	$1,599,604

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income per consolidated statements of income	$116,514	$112,896
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	7,180	15,043
Depreciation and amortization	29,585	29,512
Net amortization of securities	5,699	7,197
Gains on sales of loans, net	(17,556)	(16,409)
Compensation expense, long-term incentive plan	3,553	3,022
Deferred income tax provision	(6,400)	5,612
Proceeds from sales of loans held for sale	943,309	836,971
Purchases and originations of loans held for sale	(1,078,222)	(823,134)
Originations of mortgage servicing rights	(11,431)	(12,248)
Earnings on bank-owned life insurance	(4,239)	(3,994)
Net change in other assets	(31,241)	521
Net change in other liabilities	(1,625)	14
Other operating activities, net	26,874	(13,290)
Net cash from operating activities	(18,000)	141,713

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	125,652	114,531
Proceeds from maturities, prepayments and calls of securities available for sale	306,630	334,852
Purchases of securities available for sale	(9,744)	(14,040)
Net proceeds from bank-owned life insurance	4,159	1,843
Net change in federal funds sold and securities purchased under reverse repurchase agreements	830	(385)
Net change in member bank stock	(285)	26,970
Net change in loans	(370,781)	(63,796)
Purchases of premises and equipment	(11,335)	(10,870)
Proceeds from sales of premises and equipment	2,374	651
Proceeds from sales of other real estate	6,698	16,490
Purchases of software	(9,541)	(10,701)
Investments in tax credit and other partnerships	(3,426)	(17)
Purchase of insurance book of business	(347)	—
Net cash from investing activities	40,884	395,528

Financing Activities
Net change in deposits	(110,228)	379,398
Net change in federal funds purchased and securities sold under repurchase agreements	326,241	17,038
Net change in short-term borrowings	344	(780,606)
Payments on long-term FHLB advances	(51)	(50)
Payments under finance lease obligations	(1,509)	—
Common stock dividends	(44,924)	(47,014)
Repurchase and retirement of common stock	(54,416)	(7,877)
Shares withheld to pay taxes, long-term incentive plan	(1,639)	(1,427)
Net cash from financing activities	113,818	(440,538)

Net change in cash and cash equivalents	136,702	96,703
Cash and cash equivalents at beginning of period	349,561	335,768
Cash and cash equivalents at end of period	$486,263	$432,471

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 193 offices at September 30, 2019 in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018 (2018 Annual Report).

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2019 and December 31, 2018 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$25,359	$75	$(737)	$24,697	$3,770	$232	$—	$4,002
Obligations of states and political subdivisions	34,463	538	—	35,001	31,806	446	(66)	32,186
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	63,143	551	(303)	63,391	10,994	302	(5)	11,291
Issued by FNMA and FHLMC	593,049	1,137	(4,224)	589,962	102,048	465	(335)	102,178
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	703,162	3,935	(1,496)	705,601	510,770	7,499	(731)	517,538
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	134,188	1,088	(223)	135,053	126,034	1,508	(52)	127,490
Total	$1,553,364	$7,324	$(6,983)	$1,553,705	$785,422	$10,452	$(1,189)	$794,685

December 31, 2018
U.S. Government agency obligations	$31,235	$109	$(1,009)	$30,335	$3,736	$78	$—	$3,814
Obligations of states and political subdivisions	50,503	200	(27)	50,676	35,783	255	(139)	35,899
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,648	147	(2,301)	67,494	12,090	45	(257)	11,878
Issued by FNMA and FHLMC	685,520	127	(18,963)	666,684	115,133	43	(2,887)	112,289
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	830,129	67	(18,595)	811,601	578,827	189	(15,441)	563,575
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	187,494	191	(2,662)	185,023	164,074	299	(2,095)	162,278
Total	$1,854,529	$841	$(43,557)	$1,811,813	$909,643	$909	$(20,819)	$889,733

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $12.9 million ($9.6 million, net of tax) compared to approximately $15.7 million ($11.8 million, net of tax) at December 31, 2018.

Temporarily Impaired Securities

The tables below include securities with gross unrealized losses segregated by length of impairment at September 30, 2019 and December 31, 2018 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$6,881	$(46)	$14,729	$(691)	$21,610	$(737)
Obligations of states and political subdivisions	—	—	6,216	(66)	6,216	(66)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	4,019	(7)	20,111	(301)	24,130	(308)
Issued by FNMA and FHLMC	163,210	(302)	299,860	(4,257)	463,070	(4,559)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	155,071	(550)	165,713	(1,677)	320,784	(2,227)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	57,642	(183)	11,449	(92)	69,091	(275)
Total	$386,823	$(1,088)	$518,078	$(7,084)	$904,901	$(8,172)

December 31, 2018
U.S. Government agency obligations	$—	$—	$25,045	$(1,009)	$25,045	$(1,009)
Obligations of states and political subdivisions	4,954	(9)	12,802	(157)	17,756	(166)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,163	(54)	61,141	(2,504)	70,304	(2,558)
Issued by FNMA and FHLMC	31,931	(172)	731,749	(21,678)	763,680	(21,850)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,643	(110)	1,296,221	(33,926)	1,342,864	(34,036)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	5,497	(37)	272,789	(4,720)	278,286	(4,757)
Total	$98,188	$(382)	$2,399,747	$(63,994)	$2,497,935	$(64,376)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at September 30, 2019.  There were no other-than-temporary impairments for the nine months ended September 30, 2019 and 2018.

Security Gains and Losses

During the nine months ended September 30, 2019 and 2018, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $1.877 billion and $2.144 billion at September 30, 2019 and December 31, 2018, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both September 30, 2019 and December 31, 2018, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2019, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,699	$29,834	$105	$105
Due after one year through five years	4,125	4,164	31,701	32,081
Due after five years through ten years	2,622	2,571	3,770	4,002
Due after ten years	23,376	23,129	—	—
	59,822	59,698	35,576	36,188
Mortgage-backed securities	1,493,542	1,494,007	749,846	758,497
Total	$1,553,364	$1,553,705	$785,422	$794,685

Note 3 – LHFI and Allowance for Loan Losses, LHFI

At September 30, 2019 and December 31, 2018, LHFI consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$1,135,999	$1,056,601
Secured by 1-4 family residential properties	1,820,455	1,825,492
Secured by nonfarm, nonresidential properties	2,442,308	2,220,914
Other real estate secured	668,667	543,820
Commercial and industrial loans	1,491,367	1,538,715
Consumer loans	176,894	182,448
State and other political subdivision loans	978,456	973,818
Other loans	509,522	494,060
LHFI	9,223,668	8,835,868
Less allowance for loan losses, LHFI	83,226	79,290
Net LHFI	$9,140,442	$8,756,578

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2019, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

At September 30, 2019 and December 31, 2018, the carrying amounts of nonaccrual LHFI were $59.0 million and $61.6 million, respectively.  Included in these amounts were $29.2 million and $16.7 million, respectively, of nonaccrual LHFI classified as troubled debt restructurings (TDRs).  No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2019 and 2018.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$240	$39	$—	$279	$1,144	$1,134,576	$1,135,999
Secured by 1-4 family residential properties	3,928	715	540	5,183	18,598	1,796,674	1,820,455
Secured by nonfarm, nonresidential properties	1,453	765	—	2,218	7,757	2,432,333	2,442,308
Other real estate secured	177	—	—	177	1,067	667,423	668,667
Commercial and industrial loans	973	181	40	1,194	25,313	1,464,860	1,491,367
Consumer loans	1,554	227	298	2,079	110	174,705	176,894
State and other political subdivision loans	—	—	—	—	4,078	974,378	978,456
Other loans	161	36	—	197	963	508,362	509,522
Total	$8,486	$1,963	$878	$11,327	$59,030	$9,153,311	$9,223,668
(1)	Past due 90 days or more but still accruing interest.
	December 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$284	$—	$—	$284	$2,218	$1,054,099	$1,056,601
Secured by 1-4 family residential properties	8,600	1,700	569	10,869	14,718	1,799,905	1,825,492
Secured by nonfarm, nonresidential properties	1,887	—	—	1,887	9,621	2,209,406	2,220,914
Other real estate secured	197	99	—	296	927	542,597	543,820
Commercial and industrial loans	1,346	300	—	1,646	23,938	1,513,131	1,538,715
Consumer loans	1,800	353	287	2,440	205	179,803	182,448
State and other political subdivision loans	186	—	—	186	8,595	965,037	973,818
Other loans	83	—	—	83	1,402	492,575	494,060
Total	$14,383	$2,452	$856	$17,691	$61,624	$8,756,553	$8,835,868
(1)	Past due 90 days or more but still accruing interest.

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

No material interest income was recognized in the income statement on impaired LHFI for each of the periods ended September 30, 2019 and 2018.

At September 30, 2019 and December 31, 2018, individually evaluated impaired LHFI consisted of the following ($ in thousands):

	September 30, 2019
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Recorded Investment	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$937	$631	$18	$649	$—	$1,100
Secured by 1-4 family residential properties	6,079	2,244	2,880	5,124	29	4,543
Secured by nonfarm, nonresidential properties	6,892	6,087	329	6,416	228	7,946
Other real estate secured	69	69	—	69	—	159
Commercial and industrial loans	26,786	11,898	12,543	24,441	3,435	27,579
Consumer loans	24	—	23	23	—	12
State and other political subdivision loans	4,079	4,079	—	4,079	—	6,337
Other loans	1,330	230	685	915	685	1,099
Total	$46,196	$25,238	$16,478	$41,716	$4,377	$48,775

	December 31, 2018
	LHFI
	Unpaid Principal Balance	With No Related Allowance Recorded	With an Allowance Recorded	Total Recorded Investment	Related Allowance	Average Recorded Investment
Loans secured by real estate:
Construction, land development and other land	$1,794	$1,528	$24	$1,552	$—	$1,738
Secured by 1-4 family residential properties	4,951	95	3,868	3,963	39	4,328
Secured by nonfarm, nonresidential properties	8,282	6,728	2,748	9,476	413	8,898
Other real estate secured	—	—	248	248	—	124
Commercial and industrial loans	37,786	12,893	17,824	30,717	4,334	26,725
Consumer loans	2	—	2	2	—	6
State and other political subdivision loans	8,688	4,079	4,516	8,595	516	4,297
Other loans	1,418	230	1,052	1,282	1,052	804
Total	$62,921	$25,553	$30,282	$55,835	$6,354	$46,920

Troubled Debt Restructurings

At September 30, 2019 and 2018, LHFI classified as TDRs totaled $30.5 million and $36.0 million, respectively, and were primarily comprised of both credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk and totaled $20.2 million and $24.7 million, respectively.  The remaining TDRs at September 30, 2019 and 2018 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $7.9 million of unused commitments on TDRs at September 30, 2019 compared to $7.7 million of unused commitments on TDRs at September 30, 2018.

For TDRs, Trustmark had a related loan loss allowance of $2.9 million and $14.3 million at September 30, 2019 and 2018, respectively.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $472 thousand for the nine months ended September 30, 2019 compared to $4.7 million for the nine months ended September 30, 2018.

The following tables illustrate the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2019			2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Secured by 1-4 family residential properties	4	$113	$102	3	$121	$121
Commercial and industrial loans	—	—	—	9	11,153	10,062
Total	4	$113	$102	12	$11,274	$10,183

	Nine Months Ended September 30,
	2019			2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	$—	1	$22	$22
Secured by 1-4 family residential properties	11	992	980	19	1,873	1,432
Secured by nonfarm, nonresidential properties	1	5,055	5,055	—	—	—
Commercial and industrial loans	8	9,167	9,054	15	22,899	21,791
Consumer loans	2	30	30	3	4	4
Total	22	$15,244	$15,119	38	$24,798	$23,249

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	1	$21
Secured by 1-4 family residential properties	1	46	6	321
Commercial and industrial loans	8	254	6	13,985
Consumer loans	1	27	—	—
Total	10	$327	13	$14,327

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

The following tables detail LHFI classified as TDRs by loan type at September 30, 2019 and 2018 ($ in thousands):

	September 30, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$18	$18
Secured by 1-4 family residential properties	101	3,373	3,474
Secured by nonfarm, nonresidential properties	—	5,243	5,243
Commercial and industrial loans	1,246	20,262	21,508
Consumer loans	—	23	23
Other loans	—	244	244
Total TDRs	$1,347	$29,163	$30,510

	September 30, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$26	$26
Secured by 1-4 family residential properties	563	3,052	3,615
Secured by nonfarm, nonresidential properties	—	360	360
Commercial and industrial loans	1,783	29,636	31,419
Consumer loans	—	3	3
Other loans	—	540	540
Total TDRs	$2,346	$33,617	$35,963

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

In addition, a semi-annual review of significant development and commercial construction projects and an annual review of certain existing non-owner occupied projects and multi-family projects is performed.  The review assesses each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information as applicable.  Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit Officer with a determination as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present LHFI by loan type and credit quality indicator at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,052,274	$67	$4,361	$187	$1,056,889
Secured by 1-4 family residential properties	115,855	45	3,061	44	119,005
Secured by nonfarm, nonresidential properties	2,397,641	—	44,290	346	2,442,277
Other real estate secured	666,967	—	961	—	667,928
Commercial and industrial loans	1,416,225	948	73,498	671	1,491,342
Consumer loans	—	—	—	—	—
State and other political subdivision loans	968,335	4,650	5,471	—	978,456
Other loans	484,729	3,409	17,302	33	505,473
Total	$7,102,026	$9,119	$148,944	$1,281	$7,261,370

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$78,814	$70	$—	$226	$79,110	$1,135,999
Secured by 1-4 family residential properties	1,679,502	4,523	539	16,886	1,701,450	1,820,455
Secured by nonfarm, nonresidential properties	31	—	—	—	31	2,442,308
Other real estate secured	739	—	—	—	739	668,667
Commercial and industrial loans	25	—	—	—	25	1,491,367
Consumer loans	174,706	1,781	298	109	176,894	176,894
State and other political subdivision loans	—	—	—	—	—	978,456
Other loans	4,049	—	—	—	4,049	509,522
Total	$1,937,866	$6,374	$837	$17,221	$1,962,298	$9,223,668

	December 31, 2018
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$982,305	$75	$5,645	$203	$988,228
Secured by 1-4 family residential properties	123,191	216	2,731	229	126,367
Secured by nonfarm, nonresidential properties	2,182,106	1,250	37,025	473	2,220,854
Other real estate secured	537,958	323	4,610	—	542,891
Commercial and industrial loans	1,468,262	12,431	55,943	2,079	1,538,715
Consumer loans	—	—	—	—	—
State and other political subdivision loans	958,214	5,250	10,354	—	973,818
Other loans	460,568	17,842	10,323	49	488,782
Total	$6,712,604	$37,387	$126,631	$3,033	$6,879,655

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$67,913	$124	$—	$336	$68,373	$1,056,601
Secured by 1-4 family residential properties	1,675,455	9,872	569	13,229	1,699,125	1,825,492
Secured by nonfarm, nonresidential properties	60	—	—	—	60	2,220,914
Other real estate secured	929	—	—	—	929	543,820
Commercial and industrial loans	—	—	—	—	—	1,538,715
Consumer loans	179,802	2,153	288	205	182,448	182,448
State and other political subdivision loans	—	—	—	—	—	973,818
Other loans	5,278	—	—	—	5,278	494,060
Total	$1,929,437	$12,149	$857	$13,770	$1,956,213	$8,835,868

Past Due LHFS

LHFS past due 90 days or more totaled $36.4 million and $37.4 million at September 30, 2019 and December 31, 2018, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2019 or 2018.

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,701	$7,701
Secured by 1-4 family residential properties	29	8,415	8,444
Secured by nonfarm, nonresidential properties	228	24,974	25,202
Other real estate secured	—	3,554	3,554
Commercial and industrial loans	3,435	25,432	28,867
Consumer loans	—	3,312	3,312
State and other political subdivision loans	—	472	472
Other loans	685	4,989	5,674
Total allowance for loan losses, LHFI	$4,377	$78,849	$83,226

	December 31, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,390	$7,390
Secured by 1-4 family residential properties	39	8,602	8,641
Secured by nonfarm, nonresidential properties	413	21,963	22,376
Other real estate secured	—	3,450	3,450
Commercial and industrial loans	4,334	23,025	27,359
Consumer loans	—	2,890	2,890
State and other political subdivision loans	516	474	990
Other loans	1,052	5,142	6,194
Total allowance for loan losses, LHFI	$6,354	$72,936	$79,290

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$649	$1,135,350	$1,135,999
Secured by 1-4 family residential properties	5,124	1,815,331	1,820,455
Secured by nonfarm, nonresidential properties	6,416	2,435,892	2,442,308
Other real estate secured	69	668,598	668,667
Commercial and industrial loans	24,441	1,466,926	1,491,367
Consumer loans	23	176,871	176,894
State and other political subdivision loans	4,079	974,377	978,456
Other loans	915	508,607	509,522
Total	$41,716	$9,181,952	$9,223,668

	December 31, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,552	$1,055,049	$1,056,601
Secured by 1-4 family residential properties	3,963	1,821,529	1,825,492
Secured by nonfarm, nonresidential properties	9,476	2,211,438	2,220,914
Other real estate secured	248	543,572	543,820
Commercial and industrial loans	30,717	1,507,998	1,538,715
Consumer loans	2	182,446	182,448
State and other political subdivision loans	8,595	965,223	973,818
Other loans	1,282	492,778	494,060
Total	$55,835	$8,780,033	$8,835,868

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$80,399	$83,566	$79,290	$76,733
Transfers (1)	—	772	—	1,554
Loans charged-off	(2,892)	(7,017)	(9,862)	(12,980)
Recoveries	2,680	2,880	6,662	7,766
Net (charge-offs) recoveries	(212)	(4,137)	(3,200)	(5,214)
Provision for loan losses, LHFI	3,039	8,673	7,136	15,801
Balance at end of period	$83,226	$88,874	$83,226	$88,874
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired loans to LHFI during the second quarter of 2018, and the remaining loans acquired in the Heritage and Reliance mergers, which were transferred from acquired loans to LHFI during the third quarter of 2018.

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the periods presented ($ in thousands):

	2019
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$7,390	$(35)	$807	$(461)	$7,701
Secured by 1-4 family residential properties	8,641	(310)	530	(417)	8,444
Secured by nonfarm, nonresidential properties	22,376	(261)	285	2,802	25,202
Other real estate secured	3,450	—	22	82	3,554
Commercial and industrial loans	27,359	(3,090)	980	3,618	28,867
Consumer loans	2,890	(1,712)	1,432	702	3,312
State and other political subdivision loans	990	—	—	(518)	472
Other loans	6,194	(4,454)	2,606	1,328	5,674
Total allowance for loan losses, LHFI	$79,290	$(9,862)	$6,662	$7,136	$83,226

	2018
	Balance January 1,	Transfers (1)	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land loans	$7,865	$584	$(123)	$1,039	$(951)	$8,414
Secured by 1-4 family residential properties	10,874	182	(1,435)	439	(752)	9,308
Secured by nonfarm, nonresidential properties	23,428	446	(1,117)	120	1,982	24,859
Other real estate secured	2,790	291	—	17	(149)	2,949
Commercial and industrial loans	22,851	46	(4,658)	2,285	12,793	33,317
Consumer loans	3,470	5	(1,585)	1,545	(41)	3,394
State and other political subdivision loans	789	—	—	—	404	1,193
Other loans	4,666	—	(4,062)	2,321	2,515	5,440
Total allowance for loan losses, LHFI	$76,733	$1,554	$(12,980)	$7,766	$15,801	$88,874

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired loans to LHFI during the second quarter of 2018, and the remaining loans acquired in the Heritage and Reliance mergers, which were transferred from acquired loans to LHFI during the third quarter of 2018.

Note 4 – Acquired Loans

Trustmark’s loss-share agreement with the Federal Deposit Insurance Corporation (FDIC) covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

At September 30, 2019 and December 31, 2018, acquired loans consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$5,417	$5,878
Secured by 1-4 family residential properties	18,437	22,556
Secured by nonfarm, nonresidential properties	40,930	47,979
Other real estate secured	6,887	8,253
Commercial and industrial loans	4,925	15,267
Consumer loans	593	1,356
Other loans	3,815	5,643
Acquired loans	81,004	106,932
Less allowance for loan losses, acquired loans	1,249	1,231
Net acquired loans	$79,755	$105,701

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2018	$179,570	$77,868
Transfers (2)(3)	(26,497)	(59,916)
Accretion to interest income	9,514	1,019
Payments received, net	(62,519)	(16,234)
Other (4)	(26)	74
Change in allowance for loan losses, acquired loans	2,848	—
Carrying value, net at December 31, 2018	102,890	2,811
Transfers (3)	—	(2,926)
Accretion to interest income	4,290	115
Payments received, net	(27,439)	—
Other (4)	32	—
Change in allowance for loan losses, acquired loans	(18)	—
Carrying value, net at September 30, 2019	$79,755	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Topic 310-30.
(2)	During 2018, Trustmark transferred the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions from acquired impaired loans to LHFI.
(3)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Nine Months Ended September 30,
	2019	2018
Accretable yield at beginning of period	$(17,722)	$(31,426)
Accretion to interest income	4,290	7,870
Disposals, net	1,903	3,452
Transfers (1)	—	5,874
Reclassification from nonaccretable difference (2)	(3,596)	(4,204)
Accretable yield at end of period	$(15,125)	$(18,434)

(1)	During 2018, Trustmark transferred the remaining loans acquired in the Bay Bank, Heritage and Reliance mergers from acquired impaired loans to LHFI.
(2)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following table presents the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$1,398	$3,046	$1,231	$4,079
Transfers (1)	—	(772)	—	(1,554)
Net (charge-offs) recoveries	(9)	(93)	(26)	(53)
Provision for loan losses, acquired loans	(140)	(467)	44	(758)
Balance at end of period	$1,249	$1,714	$1,249	$1,714
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank merger, which were transferred from acquired loans to LHFI during the second quarter of 2018, and the remaining loans acquired in the Heritage acquisition and the Reliance merger, which were transferred from acquired impaired loans to LHFI during the third quarter of 2018.

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

The tables below present the acquired loans by loan type and credit quality indicator at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,633	$—	$196	$—	$4,829
Secured by 1-4 family residential properties		3,294	43	581	—	3,918
Secured by nonfarm, nonresidential properties		29,471	—	11,062	397	40,930
Other real estate secured		6,817	—	70	—	6,887
Commercial and industrial loans		3,269	—	—	1,656	4,925
Consumer loans		—	—	—	—	—
Other loans		2,526	—	1,289	—	3,815
Total acquired loans		$50,010	$43	$13,198	$2,053	$65,304

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$527	$61	$—	$—	$588	$5,417
Secured by 1-4 family residential properties	13,648	491	380	—	14,519	18,437
Secured by nonfarm, nonresidential properties	—	—	—	—	—	40,930
Other real estate secured	—	—	—	—	—	6,887
Commercial and industrial loans	—	—	—	—	—	4,925
Consumer loans	577	16	—	—	593	593
Other loans	—	—	—	—	—	3,815
Total acquired loans	$14,752	$568	$380	$—	$15,700	$81,004

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2018
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,923	$26	$278	$—	$5,227
Secured by 1-4 family residential properties		4,341	45	534	451	5,371
Secured by nonfarm, nonresidential properties		34,933	—	12,614	432	47,979
Other real estate secured		7,653	—	190	410	8,253
Commercial and industrial loans		6,560	—	6,942	1,765	15,267
Consumer loans		—	—	—	—	—
Other loans		4,027	—	1,616	—	5,643
Total acquired loans		$62,437	$71	$22,174	$3,058	$87,740

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$642	$5	$4	$—	$651	$5,878
Secured by 1-4 family residential properties	16,133	571	481	—	17,185	22,556
Secured by nonfarm, nonresidential properties	—	—	—	—	—	47,979
Other real estate secured	—	—	—	—	—	8,253
Commercial and industrial loans	—	—	—	—	—	15,267
Consumer loans	1,346	10	—	—	1,356	1,356
Other loans	—	—	—	—	—	5,643
Total acquired loans	$18,121	$586	$485	$—	$19,192	$106,932

(1)	Acquired loans not accounted for under FASB ASC Topic 310-30.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$89	$—	$41	$130	$—	$5,287	$5,417
Secured by 1-4 family residential properties	489	112	380	981	—	17,456	18,437
Secured by nonfarm, nonresidential properties	33	716	910	1,659	—	39,271	40,930
Other real estate secured	—	—	51	51	—	6,836	6,887
Commercial and industrial loans	—	—	—	—	—	4,925	4,925
Consumer loans	16	—	—	16	—	577	593
Other loans	—	—	1,280	1,280	—	2,535	3,815
Total acquired loans	$627	$828	$2,662	$4,117	$—	$76,887	$81,004

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

	December 31, 2018
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$5	$—	$87	$92	$—	$5,786	$5,878
Secured by 1-4 family residential properties	664	108	481	1,253	—	21,303	22,556
Secured by nonfarm, nonresidential properties	206	—	978	1,184	—	46,795	47,979
Other real estate secured	2	14	—	16	—	8,237	8,253
Commercial and industrial loans	—	—	—	—	—	15,267	15,267
Consumer loans	1	9	—	10	—	1,346	1,356
Other loans	—	—	—	—	—	5,643	5,643
Total acquired loans	$878	$131	$1,546	$2,555	$—	$104,377	$106,932

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Topic 310-30.

Note 5 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$95,596	$84,269
Origination of servicing assets	11,431	12,248
Change in fair value:
Due to market changes	(25,126)	13,879
Due to run-off	(8,885)	(9,022)
Balance at end of period	$73,016	$101,374

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At September 30, 2019, the fair value of the MSR included an assumed average prepayment speed of 13 CPR and an average discount rate of 10.04% compared to an assumed average prepayment speed of 7 CPR and an average discount rate of 10.04% at September 30, 2018.

Mortgage Loans Serviced/Sold

During the first nine months of 2019 and 2018, Trustmark sold $925.8 million and $820.6 million, respectively, of residential mortgage loans.  Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $17.6 million for the first nine months of 2019 compared to $16.4 million for the first nine months of 2018.  The table below details the mortgage loans sold and serviced for others at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	December 31, 2018
Federal National Mortgage Association	$4,295,468	$4,204,336
Government National Mortgage Association	2,602,577	2,537,238
Federal Home Loan Mortgage Corporation	74,572	71,343
Other	19,913	21,957
Total mortgage loans sold and serviced for others	$6,992,530	$6,834,874

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

Changes in the reserve for mortgage loan servicing putback expense for mortgage loans were as follows for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$1,000	$1,000
Provision for putback expenses	—	—
Other (1)	(423)	—
Balance at end of period	$577	$1,000
(1)	Includes fair value adjustments for loans transferred due to underwriting issues as well as adjustments based on Trustmark’s mortgage loan servicing putback reserve analysis.

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

Note 6 – Other Real Estate

At September 30, 2019, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$34,668	$43,228
Additions	5,684	10,368
Disposals	(6,574)	(15,264)
Write-downs	(1,804)	(1,857)
Balance at end of period	$31,974	$36,475

Gains (losses), net on the sale of other real estate included in other real estate expense	$124	$1,226

At September 30, 2019 and December 31, 2018, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Construction, land development and other land properties	$14,335	$16,206
1-4 family residential properties	2,762	4,983
Nonfarm, nonresidential properties	14,717	13,296
Other real estate properties	160	183
Total other real estate	$31,974	$34,668

At September 30, 2019 and December 31, 2018, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Alabama	$6,501	$6,873
Florida	6,983	8,771
Mississippi (1)	17,646	17,255
Tennessee (2)	844	1,025
Texas	—	744
Total other real estate	$31,974	$34,668

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At September 30, 2019 and December 31, 2018, the balance of other real estate included $2.8 million and $5.0 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At September 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $946 thousand and $1.1 million, respectively.

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

The table below details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance leases
Amortization of right-of-use assets	$520	$1,665
Interest on lease liabilities	75	236
Operating lease cost	1,303	3,892
Short-term lease cost	85	288
Variable lease cost	349	1,039
Sublease income	(81)	(250)
Net lease cost	$2,251	$6,870

The table below details the cash payments included in the measurement of lease liabilities during the period presented ($ in thousands):

Nine Months Ended September 30, 2019
Finance leases
Operating cash flows included in other activities, net	$779
Financing cash flows included in payments under finance lease obligations	1,509
Operating leases
Operating cash flows (fixed payments) included in other activities, net	3,759
Operating cash flows (liability reduction) included in other activities, net	2,850

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2019 ($ in thousands):

September 30, 2019
Finance lease right-of-use assets, net of accumulated depreciation	$9,823
Finance lease liabilities	9,975
Operating lease right-of-use assets	33,180
Operating lease liabilities	34,319

Weighted-average lease term
Finance leases	8.66 years
Operating leases	9.32 years

Weighted-average discount rate
Finance leases	2.99%
Operating leases	3.57%

At September 30, 2019, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2019 (excluding the nine months ended September 30, 2019)	$525	$1,255
2020	1,970	5,019
2021	1,615	4,680
2022	1,556	4,215
2023	871	4,178
Thereafter	5,024	21,262
Total minimum lease payments	11,561	40,609
Less imputed interest	(1,586)	(6,290)
Lease liabilities	$9,975	$34,319

In accordance with the modified-retrospective transition approach for adopting FASB ASC Topic 842, Trustmark did not restate the prior period unaudited consolidated financial statements and all prior period amounts and disclosures are presented under FASB ASC Topic 840.  At December 31, 2018, future minimum rental commitments under non-cancellable operating leases were as follows ($ in thousands):

2019	$8,680
2020	8,063
2021	7,274
2022	6,680
2023	5,788
Thereafter	29,673
Total	$66,158

Note 8 – Deposits

At September 30, 2019 and December 31, 2018, deposits consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Noninterest-bearing demand	$3,064,127	$2,937,594
Interest-bearing demand	3,004,977	2,633,259
Savings	3,493,535	3,905,659
Time	1,691,544	1,887,899
Total	$11,254,183	$11,364,411

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Topic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $111.4 million and $163.3 million at September 30, 2019 and December 31, 2018, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of September 30, 2019, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	December 31, 2018
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$15,562	$6,721
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,523	38,788
Total securities sold under repurchase agreements	$45,085	$45,509

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the three and nine months ended September 30, 2019 resulted in a net loss of $122 thousand and a net gain of $124 thousand, respectively, compared to net gains of $224 thousand and $1.2 million for the three and nine months ended September 30, 2018, respectively.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Segment
Service charges on deposit accounts	$11,041	$—	$11,041	$11,054	$—	$11,054
Bank card and other fees	6,959	1,383	8,342	6,498	936	7,434
Mortgage banking, net	—	8,171	8,171	—	8,647	8,647
Wealth management	92	—	92	70	—	70
Other, net	1,791	138	1,929	1,670	(366)	1,304
Total noninterest income	$19,883	$9,692	$29,575	$19,292	$9,217	$28,509

Wealth Management Segment
Service charges on deposit accounts	$24	$—	$24	$21	$—	$21
Bank card and other fees	7	—	7	25	—	25
Wealth management	7,599	—	7,599	7,719	—	7,719
Other, net	23	32	55	18	34	52
Total noninterest income	$7,653	$32	$7,685	$7,783	$34	$7,817

Insurance Segment
Insurance commissions	$11,072	$—	$11,072	$10,765	$—	$10,765
Other, net	5	—	5	2	—	2
Total noninterest income	$11,077	$—	$11,077	$10,767	$—	$10,767

Consolidated
Service charges on deposit accounts	$11,065	$—	$11,065	$11,075	$—	$11,075
Bank card and other fees	6,966	1,383	8,349	6,523	936	7,459
Mortgage banking, net	—	8,171	8,171	—	8,647	8,647
Insurance commissions	11,072	—	11,072	10,765	—	10,765
Wealth management	7,691	—	7,691	7,789	—	7,789
Other, net	1,819	170	1,989	1,690	(332)	1,358
Total noninterest income	$38,613	$9,724	$48,337	$37,842	$9,251	$47,093
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

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Segment
Service charges on deposit accounts	$31,638	$—	$31,638	$32,513	$—	$32,513
Bank card and other fees	20,986	2,508	23,494	19,848	1,227	21,075
Mortgage banking, net	—	21,908	21,908	—	28,958	28,958
Wealth management	280	—	280	210	—	210
Other, net	6,368	(392)	5,976	4,620	68	4,688
Total noninterest income	$59,272	$24,024	$83,296	$57,191	$30,253	$87,444

Wealth Management Segment
Service charges on deposit accounts	$71	$—	$71	$66	$—	$66
Bank card and other fees	50	—	50	80	—	80
Wealth management	22,636	—	22,636	22,624	—	22,624
Other, net	284	87	371	49	92	141
Total noninterest income	$23,041	$87	$23,128	$22,819	$92	$22,911

Insurance Segment
Insurance commissions	$33,032	$—	$33,032	$30,919	$—	$30,919
Other, net	11	—	11	3	—	3
Total noninterest income	$33,043	$—	$33,043	$30,922	$—	$30,922

Consolidated
Service charges on deposit accounts	$31,709	$—	$31,709	$32,579	$—	$32,579
Bank card and other fees	21,036	2,508	23,544	19,928	1,227	21,155
Mortgage banking, net	—	21,908	21,908	—	28,958	28,958
Insurance commissions	33,032	—	33,032	30,919	—	30,919
Wealth management	22,916	—	22,916	22,834	—	22,834
Other, net	6,663	(305)	6,358	4,672	160	4,832
Total noninterest income	$115,356	$24,111	$139,467	$110,932	$30,345	$141,277
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$53	$69	$159	$208
Interest cost	90	83	270	249
Expected return on plan assets	(51)	(57)	(152)	(171)
Recognized net loss due to lump sum settlements	47	41	141	121
Recognized net actuarial loss	92	143	278	428
Net periodic benefit cost	$231	$279	$696	$835

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$27	$29	$82	$87
Interest cost	502	457	1,544	1,409
Amortization of prior service cost	62	63	187	188
Recognized net actuarial loss	155	218	471	664
Net periodic benefit cost	$746	$767	$2,284	$2,348

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2019
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	149,914	311,268
Granted	—	—
Released from restriction	—	(3,571)
Forfeited	—	(3,608)
Nonvested shares, end of period	149,914	304,089

	Nine Months Ended September 30, 2019
	Performance Awards	Time-Vested Awards
Nonvested shares, beginning of period	177,695	321,870
Granted	50,862	113,673
Released from restriction	(61,347)	(122,939)
Forfeited	(17,296)	(8,515)
Nonvested shares, end of period	149,914	304,089

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Performance awards	$481	$435	$1,043	$725
Time-vested awards	791	723	2,510	2,297
Total compensation expense	$1,272	$1,158	$3,553	$3,022

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At September 30, 2019 and 2018, Trustmark had unused commitments to extend credit of $4.205 billion and $3.666 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At September 30, 2019 and 2018, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $103.1 million and $102.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2019 and 2018, the fair value of collateral held was $28.7 million and $31.2 million, respectively.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in several lawsuits related to the collapse of the Stanford Financial Group.

On August 23, 2009, a purported class action complaint was filed in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants (the Rotstain Complaint).  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  On November 4, 2016, the OSIC filed a First Amended Intervenor Complaint, which added claims for (i) aiding, abetting or participation in violations of the Texas Securities Act and (ii) aiding, abetting or participation in breach of fiduciary duty.  On November 7, 2017, the court denied the Class Plaintiffs’ motion seeking class certification and designation of class representatives and counsel, finding that common issues of fact did not predominate.  The court granted the OSIC’s motion to lift the discovery stay that it had previously ordered.

On May 3, 2019, individual investors and entities filed motions to intervene in the action.  On September 18, 2019, the court denied the motions to intervene.  On October 14, 2019, certain of the proposed intervenors filed a notice of appeal.

On December 14, 2009, a different Stanford-related lawsuit was filed in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine and Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with Trustmark as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28, 2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

On April 11, 2016, Trustmark learned that a different Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  To date, TNB has not been served in connection with this action.

On November 1, 2019, TNB was named as a defendant in a complaint filed by Paul Blaine Smith, Carolyn Bass Smith and other plaintiffs identified therein (the Smith Complaint).  The Smith Complaint was filed in District Court, Harris County, Texas and named TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants.  The Smith Complaint relates to the collapse of the Stanford Financial Group, as does the other pending litigation relating to Stanford summarized above.  Plaintiffs in the Smith Complaint have demanded a jury trial.

Trustmark has only recently become aware of the Smith Complaint (which has not yet been served upon TNB).  Trustmark and its counsel are carefully evaluating the Smith Complaint in the form that is publicly available, and will update the foregoing description to the extent that additional material facts are ascertained.

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

All pending legal proceedings described above are being vigorously contested.  In accordance with FASB ASC Topic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and a reasonable estimate cannot reasonably be made.

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic shares	64,359	67,621	64,755	67,729
Dilutive shares	156	175	135	147
Diluted shares	64,515	67,796	64,890	67,876

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average antidilutive stock awards	7	8	85	87

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Income taxes paid	$17,277	$11,629
Interest expense paid on deposits and borrowings	64,881	46,506
Noncash transfers from loans to other real estate	5,684	10,368
Finance right-of-use assets resulting from lease liabilities	9,823	—
Operating right-of-use assets resulting from lease liabilities	33,180	—

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at September 30, 2019 and 1.875% at December 31, 2018.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2019 and December 31, 2018 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,293,808	11.83%	7.000%	n/a
Trustmark National Bank	1,333,692	12.20%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,353,808	12.38%	8.500%	n/a
Trustmark National Bank	1,333,692	12.20%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,438,283	13.15%	10.500%	n/a
Trustmark National Bank	1,418,167	12.97%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,353,808	10.34%	4.00%	n/a
Trustmark National Bank	1,333,692	10.21%	4.00%	5.00%

At December 31, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,271,538	11.77%	6.375%	n/a
Trustmark National Bank	1,311,548	12.14%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,331,538	12.33%	7.875%	n/a
Trustmark National Bank	1,311,548	12.14%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,412,059	13.07%	9.875%	n/a
Trustmark National Bank	1,392,069	12.89%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,331,538	10.26%	4.00%	n/a
Trustmark National Bank	1,311,548	10.13%	4.00%	5.00%

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

The Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019 under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2020.  The adoption of this new stock repurchase program followed the receipt of non-objection from the FRB.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. Under this authority, Trustmark repurchased approximately 537 thousand shares of its common stock valued at $17.5 million between April 1, 2019 and September 30, 2019.

Together, with the repurchases under the previous program, Trustmark purchased approximately 1.7 million shares of its common stock valued at $54.4 million during the nine months ended September 30, 2019, compared to 243 thousand shares valued at $7.9 million repurchased during the nine months ended September 30, 2018.

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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$4,154	$(1,038)	$3,116	$(9,660)	$2,414	$(7,246)
Change in net unrealized holding loss on securities transferred to held to maturity	849	(212)	637	973	(243)	730
Total securities available for sale and transferred securities	5,003	(1,250)	3,753	(8,687)	2,171	(6,516)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	62	(16)	46	63	(16)	47
Recognized net loss due to lump sum settlements	47	(13)	34	41	(10)	31
Change in net actuarial loss	247	(61)	186	361	(90)	271
Total pension and other postretirement benefit plans	356	(90)	266	465	(116)	349
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	19	(5)	14	52	(13)	39
Reclassification adjustment for (gain) loss realized in net income	(101)	26	(75)	(104)	25	(79)
Total cash flow hedge derivatives	(82)	21	(61)	(52)	12	(40)
Total other comprehensive income (loss)	$5,277	$(1,319)	$3,958	$(8,274)	$2,067	$(6,207)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$43,057	$(10,764)	$32,293	$(46,974)	$11,743	$(35,231)
Change in net unrealized holding loss on securities transferred to held to maturity	2,852	(713)	2,139	2,909	(727)	2,182
Total securities available for sale and transferred securities	45,909	(11,477)	34,432	(44,065)	11,016	(33,049)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	187	(47)	140	188	(48)	140
Recognized net loss due to lump sum settlements	141	(36)	105	121	(29)	92
Change in net actuarial loss	749	(187)	562	1,092	(273)	819
Total pension and other postretirement benefit plans	1,077	(270)	807	1,401	(350)	1,051
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(145)	36	(109)	611	(153)	458
Reclassification adjustment for (gain) loss realized in net income	(413)	104	(309)	(209)	52	(157)
Total cash flow hedge derivatives	(558)	140	(418)	402	(101)	301
Total other comprehensive income (loss)	$46,428	$(11,607)	$34,821	$(42,262)	$10,565	$(31,697)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2019	$(43,824)	$(12,324)	$469	$(55,679)
Other comprehensive income (loss) before reclassification	34,432	—	(109)	34,323
Amounts reclassified from accumulated other comprehensive loss	—	807	(309)	498
Net other comprehensive income (loss)	34,432	807	(418)	34,821
Balance at September 30, 2019	$(9,392)	$(11,517)	$51	$(20,858)

Balance at January 1, 2018	$(26,535)	$(13,468)	$278	$(39,725)
Other comprehensive income (loss) before reclassification	(33,049)	—	458	(32,591)
Amounts reclassified from accumulated other comprehensive loss	—	1,051	(157)	894
Net other comprehensive income (loss)	(33,049)	1,051	301	(31,697)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Reform Act	(5,694)	(2,890)	60	(8,524)
Balance at September 30, 2018	$(65,278)	$(15,307)	$639	$(79,946)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$24,697	$—	$24,697	$—
Obligations of states and political subdivisions	35,001	—	35,001	—
Mortgage-backed securities	1,494,007	—	1,494,007	—
Securities available for sale	1,553,705	—	1,553,705	—
Loans held for sale	292,800	—	292,800	—
Mortgage servicing rights	73,016	—	—	73,016
Other assets - derivatives	24,433	438	21,779	2,216
Other liabilities - derivatives	4,864	2,963	1,901	—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$30,335	$—	$30,335	$—
Obligations of states and political subdivisions	50,676	—	50,676	—
Mortgage-backed securities	1,730,802	—	1,730,802	—
Securities available for sale	1,811,813	—	1,811,813	—
Loans held for sale	153,799	—	153,799	—
Mortgage servicing rights	95,596	—	—	95,596
Other assets - derivatives	12,347	5,006	6,154	1,187
Other liabilities - derivatives	4,213	66	4,147	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2019 and 2018 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(34,011)	5,741
Additions	11,431	—
Sales	—	(4,712)
Balance, September 30, 2019	$73,016	$2,216

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2019	$(25,126)	$924

Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	4,857	3,345
Additions	12,248	—
Sales	—	(3,352)
Balance, September 30, 2018	$101,374	$893

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2018	$13,879	$247

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2019, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At September 30, 2019, Trustmark had outstanding balances of $41.7 million with a related allowance of $4.4 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $55.8 million with a related allowance of $6.4 million at December 31, 2018.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $12.0 million were remeasured during the first nine months of 2019, requiring write-downs of $1.4 million to reach their current fair values compared to $18.4 million of foreclosed assets that were remeasured during the first nine months of 2018, requiring write-downs of $1.9 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2019 and December 31, 2018, are as follows ($ in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$486,263	$486,263	$350,391	$350,391
Securities held to maturity	785,422	794,685	909,643	889,733
Level 3 Inputs:
Net LHFI	9,140,442	9,217,088	8,756,578	8,757,817
Net acquired loans	79,755	79,755	105,701	105,701

Financial Liabilities:
Level 2 Inputs:
Deposits	11,254,183	11,259,381	11,364,411	11,365,203
Federal funds purchased and securities sold under repurchase agreements	376,712	376,712	50,471	50,471
Other borrowings	76,685	76,663	79,885	79,827
Junior subordinated debt securities	61,856	50,413	61,856	53,196

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and nine months ended September 30, 2019, a net loss of $544 thousand and a net gain of $2.3 million, respectively, was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net loss of $1.3 million and a net gain of $416 thousand for the three and nine months ended September 30, 2018, respectively.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2019 included $1.7 million and $4.1 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.5 million and $3.8 million for the three and nine months ended September 30, 2018, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $48.1 million and $61.6 million at September 30, 2019 and December 31, 2018, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	December 31, 2018
Fair value of LHFS	$244,703	$92,235
LHFS contractual principal outstanding	238,562	89,056
Fair value less unpaid principal	$6,141	$3,179

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the nine months ended September 30, 2019 and 2018.  The accumulated net after-tax gain related to the effective cash flow hedge included in accumulated other comprehensive loss totaled $50 thousand at September 30, 2019 compared to a net after-tax gain of $469 thousand at December 31, 2018.  Amounts reported in accumulated other comprehensive loss related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next three months, Trustmark estimates that $67 thousand will be reclassified as a decrease to other interest expense.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $426.5 million at September 30, 2019 compared to $318.0 million at December 31, 2018.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $3.7 million and a net positive ineffectiveness of $72 thousand for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the impact was a net negative ineffectiveness of $8.5 million and a net positive ineffectiveness of $3.5 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $371.0 million at September 30, 2019, with a negative valuation adjustment of $392 thousand, compared to $132.0 million, with a negative valuation adjustment of $1.8 million, at December 31, 2018.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $183.2 million at September 30, 2019, with a positive valuation adjustment of $2.2 million, compared to $71.2 million, with a positive valuation adjustment of $1.2 million, as of December 31, 2018.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $854.0 million related to this program, compared to $475.8 million as of December 31, 2018.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of September 30, 2019 and December 31, 2018, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million and $75 thousand, respectively.  As of September 30, 2019, Trustmark had posted collateral of $1.6 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2019 and December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $37.8 million and $23.1 million, respectively.  Trustmark had entered into ten risk participation agreements as a guarantor with an aggregate notional amount of $80.4 million at September 30, 2019 compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2019 and December 31, 2018.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of September 30, 2019 and December 31, 2018 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2019	December 31, 2018
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$67	$625

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$—	$4,445
Exchange traded purchased options included in other assets	438	561
OTC written options (rate locks) included in other assets	2,216	1,187
Interest rate swaps included in other assets	21,625	5,487
Credit risk participation agreements included in other assets	87	42
Futures contracts included in other liabilities	2,426	—
Forward contracts included in other liabilities	392	1,773
Exchange traded written options included in other liabilities	537	66
Interest rate swaps included in other liabilities	1,436	2,369
Credit risk participation agreements included in other liabilities	73	5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$101	$104	$413	$209

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$6,191	$(1,302)	$18,988	$(9,243)
Amount of gain (loss) recognized in bank card and other fees	(600)	(86)	(1,343)	(41)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$14	$39	$(109)	$458

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$21,692	$—	$21,692	$(67)	$—	$21,625

Offsetting of Derivative Liabilities
As of September 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,436	$—	$1,436	$(67)	$(1,640)	$(271)

Offsetting of Derivative Assets
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,112	$—	$6,112	$(339)	$(620)	$5,153

Offsetting of Derivative Liabilities
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,369	$—	$2,369	$(339)	$—	$2,030

Note 19 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For a complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2018 Annual Report.  During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  The prior period amounts presented include reclassifications to conform to the current period presentation.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General Banking
Net interest income	$107,540	$105,935	$318,008	$310,620
Provision for loan losses, net	2,895	8,212	7,179	15,054
Noninterest income	29,575	28,509	83,296	87,444
Noninterest expense	93,709	89,288	275,052	265,699
Income before income taxes	40,511	36,944	119,073	117,311
Income taxes	4,432	3,460	14,033	13,162
General banking net income	$36,079	$33,484	$105,040	$104,149

Selected Financial Information
Total assets	$13,421,295	$13,269,567	$13,421,295	$13,269,567
Depreciation and amortization	$10,255	$9,758	$28,987	$28,955

Wealth Management
Net interest income	$854	$983	$2,808	$3,450
Provision for loan losses, net	4	(6)	1	(11)
Noninterest income	7,685	7,817	23,128	22,911
Noninterest expense	5,191	7,795	19,346	21,759
Income before income taxes	3,344	1,011	6,589	4,613
Income taxes	836	253	1,643	1,154
Wealth management net income	$2,508	$758	$4,946	$3,459

Selected Financial Information
Total assets	$90,405	$104,480	$90,405	$104,480
Depreciation and amortization	$66	$65	$202	$120

Insurance
Net interest income	$72	$65	$182	$170
Noninterest income	11,077	10,767	33,043	30,922
Noninterest expense	7,953	8,140	24,577	24,030
Income before income taxes	3,196	2,692	8,648	7,062
Income taxes	748	681	2,120	1,774
Insurance net income	$2,448	$2,011	$6,528	$5,288

Selected Financial Information
Total assets	$73,086	$65,765	$73,086	$65,765
Depreciation and amortization	$141	$155	$396	$437

Consolidated
Net interest income	$108,466	$106,983	$320,998	$314,240
Provision for loan losses, net	2,899	8,206	7,180	15,043
Noninterest income	48,337	47,093	139,467	141,277
Noninterest expense	106,853	105,223	318,975	311,488
Income before income taxes	47,051	40,647	134,310	128,986
Income taxes	6,016	4,394	17,796	16,090
Consolidated net income	$41,035	$36,253	$116,514	$112,896

Selected Financial Information
Total assets	$13,584,786	$13,439,812	$13,584,786	$13,439,812
Depreciation and amortization	$10,462	$9,978	$29,585	$29,512

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2019, TNB had total assets of $13.583 billion, which represented approximately 99.98% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 193 offices and 2,835 full-time equivalent associates (measured at September 30, 2019) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report.

Executive Overview

During the first nine months of 2019, Trustmark continued to focus on its strategic initiatives of profitably growing each of its financial services businesses, optimizing its balance sheet, deploying capital through stock repurchases and maintaining disciplined expense management.  Trustmark achieved solid financial results with total revenue of $156.8 million and $460.5 million for the three and nine months ended September 30, 2019, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $387.8 million, or 4.4%, during the first nine months of 2019.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable December 15, 2019, to shareholders of record on December 1, 2019.

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during the first nine months of 2019; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in emerging markets, combined with uncertainty regarding the potential monetary policy changes by the FRB, the consequences of the decision of the United Kingdom to exit the European Union, the potential impact on the economy of the current United States presidential administration’s policies and United States trade relations, particularly with China.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the October 2019 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested national economic activity expanded at a slight to modest pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted retail sales increased modestly, while light vehicle sales were generally robust, tourism and travel-related spending increased modestly, nonresidential construction increased at a slightly slower yet modest pace, leasing activity advanced at a slow but steady rate, manufacturing activity continued to edge downward, a moderate rise in loan volumes, nonfinancial services activity increased solidly, and agricultural conditions continued to deteriorate due to adverse weather, weak commodity prices and trade disruptions.  Reports by the twelve Federal Reserve Districts also noted employment rose slightly with moderate gains in wages in most districts; however, tight labor markets continue to restrain the rate of growth and place pressures on wages, particularly for skilled workers and lower skilled workers in the retail and hospitality industries.  Reports by the twelve Federal Reserve Districts noted the rate of price inflation was modest and increases in input costs, particularly for items subject to new tariffs.  The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace, labor markets remained tight and wage pressures increased particularly for lower-skilled positions, auto sales improved for trucks and SUVs, residential real estate activity improved as lower mortgage rates increased demand for housing and commercial real estate activity was stable, manufacturing activity increased and banking activity was steady.  The Federal Reserve’s Sixth District also reported that the overall outlook among businesses was that economic activity would continue to expand at a similar pace for the remainder of 2019.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved slightly, labor markets remained tight and moderate growth in wages, price pressures increased modestly, consumer spending activity increased slightly, slight declines in manufacturing activity, residential construction activity increased slightly, while commercial construction activity was mixed, loan volumes increased, though at a slightly slower pace, and modest declines in agricultural conditions due to adverse weather conditions.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity continued to expand at a moderate pace, noting growth continued in nonfinancial services and manufacturing activity and retail sales strengthened slightly, while drilling activity continued to decline, loan demand accelerated, home sales continued to increase, solid growth in employment despite tight labor markets and wage pressures retreated slightly to more average levels. The Federal

Reserve’s Eleventh District also reported that outlooks were mixed with increased uncertainty due to growing concerns related to trade tensions, the political climate, recession concerns and weaker global growth.

The FRB lowered the target range for the federal funds rate twice during the third quarter of 2019 and announced a third rate cut in October of 2019.  Interest rates remain within a low range that, when combined with the extended period of historically low interest rates in recent years, continue to place pressure on net interest margins for Trustmark (as well as its competitors).  Any further declines in interest rates will place additional competitive pressure on net interest margins.  Conversely, increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

Financial Highlights

Trustmark reported net income of $41.0 million, or basic and diluted EPS of $0.64, in the third quarter of 2019, compared to $36.3 million, or basic and diluted EPS of $0.54, in the third quarter of 2018.  Trustmark’s reported performance during the quarter ended September 30, 2019 produced a return on average tangible equity of 13.31%, a return on average assets of 1.21%, an average equity to average assets ratio of 12.14% and a dividend payout ratio of 35.94%, compared to a return on average tangible equity of 12.26%, a return on average assets of 1.07%, an average equity to average assets ratio of 11.86% and a dividend payout ratio of 42.59% during the quarter ended September 30, 2018.

Trustmark reported net income of $116.5 million, or basic and diluted EPS of $1.80, for the first nine months of 2019, compared to $112.9 million, or basic and diluted EPS of $1.67, for the first nine months of 2018.  Trustmark’s reported performance during the nine months ended September 30, 2019 produced a return on average tangible equity of 13.01%, a return on average assets of 1.15%, an average equity to average assets ratio of 11.92% and a dividend payout ratio of 38.33%, compared to a return on average tangible equity of 13.02%, a return on average assets of 1.12%, an average equity to average assets ratio of 11.72% and a dividend payout ratio of 41.32% for the nine months ended September 30, 2018.

Total revenue, which is defined as net interest income plus noninterest income, for the three and nine months ended September 30, 2019 was $156.8 million and $460.5 million, respectively, an increase of $2.7 million, or 1.8%, and $4.9 million, or 1.1%, respectively, when compared to the same time periods in 2018.  The increase in total revenue for the three months ended September 30, 2019 when compared to the same time period in 2018, resulted from increases in both net interest income and noninterest income.  The increase in total revenue for the first nine months of 2019 compared to the first nine months of 2018 resulted from an increase in net interest income partially offset by a decline in noninterest income.  These factors are discussed in further detail below.

Net interest income for the three and nine months ended September 30, 2019 totaled $108.5 million and $321.0 million, respectively, an increase of $1.5 million, or 1.4%, and $6.8 million, or 2.2%, respectively, when compared to the same time periods in 2018, principally due to an increase in interest and fees on LHFS and LHFI and declines in interest on federal funds purchased and securities sold under repurchase agreements and other interest expense, which were largely offset by an increase in interest on deposits and declines in interest and fees on securities and acquired loans.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2019 increased $10.3 million, or 10.0%, and $40.5 million, or 13.9%, respectively, when compared to the same time periods in 2018, primarily due to an increase in interest on LHFI as a result of growth in the LHFI portfolio as well as higher yields on LHFI.  LHFI totaled $9.224 billion at September 30, 2019, an increase of $476.6 million, or 5.4%, when compared to September 30, 2018, principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Texas, Mississippi and Florida market regions.  Interest on federal funds purchased and securities sold under repurchase agreements declined $801 thousand, or 59.4%, and $2.3 million, or 71.9%, respectively, when the three and nine months ended September 30, 2019 are compared to the same time periods in 2018, primarily due to Trustmark’s reduction of its funding from external sources at the end of 2018.  See the section captioned “Borrowings” for further discussion on funding from external sources.  Other interest expense for the three and nine months ended September 30, 2019 decreased $637 thousand, or 43.4%, and $4.1 million, or 62.2%, respectively, when compared to the same time periods in 2018, principally due to a decline in interest on Federal Home Loan Bank (FHLB) advances as a result of prepayments and maturities of all remaining outstanding short-term FHLB advances with the FHLB of Dallas during 2018.

Interest expense on deposits for the three and nine months ended September 30, 2019 increased $5.4 million, or 36.2%, and $24.9 million, or 67.9%, respectively, when compared to the same time periods in 2018.  The increase in interest expense on deposits when the third quarter of 2019 is compared to the same time period in 2018 was principally due to rising interest rates in general, accompanied by increases in average balances of interest-bearing demand deposit accounts partially offset by declines in average balances of savings and time deposits.  The increase in interest expense on deposits when the first nine months of 2019 is compared to the same time period in 2018 was principally due to rising interest rates in general, accompanied by increases in average balances of interest-bearing demand deposit accounts and time deposits.  Interest on total securities for the three and nine months ended September 30, 2019 declined $3.1 million, or 18.8%, and $9.2 million, or 17.7%, respectively, when compared to the same time periods in 2018, primarily as a result of the run-off of maturing investment securities.  Interest and fees on acquired loans for the three months ended September 30, 2019 decreased $1.7 million, or 42.7%, when compared to the same time period in 2018, principally due to declines in accretion income and recoveries from settlement of debt from loans acquired in the BancTrust merger as well as declines in deferred fee amortization and other interest and fees related to loans acquired in the Reliance merger as a result of pay-offs and pay-downs of these loans. Interest and fees on acquired loans for the nine months ended September 30, 2019 decreased $7.7 million, or 55.2%, when compared to the same time period in 2018, principally due to declines in accretion income and recoveries from settlement of debt from loans acquired in the BancTrust, Bay Bank, Heritage and Reliance acquisitions as well as declines in deferred fee amortization and other interest and fees related to loans acquired in the Reliance merger, as a result of pay-offs and pay-downs of these loans and the acquired loans transferred to LHFI during 2018.

Noninterest income for the three and nine months ended September 30, 2019 totaled $48.3 million and $139.5 million, respectively, an increase of $1.2 million, or 2.6%, and a decline of $1.8 million, or 1.3%, respectively, when compared to the same time periods in 2018.  The increase in noninterest income for the third quarter of 2019 when compared to the same time period in 2018 was primarily due to increases in bank card and other fees (principally due to increases in income from customer derivatives, interchange income and automated teller machine (ATM) surcharges) and other income, net (principally due to nontaxable proceeds related to Trustmark’s bank owned life insurance received during the third quarter of 2019 as well as an increase in cash management service fees and a decrease in amortization of tax credit partnerships).  The decrease in noninterest income when the first nine months of 2019 is compared to the same time period in 2018 was primarily due to a decline in mortgage banking, net (principally due to the negative net hedge ineffectiveness partially offset by increases in the mortgage loan valuation adjustment and gain on sales of loans, net), partially offset by increases in bank card and other fees (principally due to increases in income from customer derivatives, interchange income and ATM surcharges), insurance commissions (principally due to improvements in commission income across all lines of business) and other income, net (principally due to increases in the net gain on sales of premises and equipment and cash management services fee income and a decrease in amortization of tax credit partnerships, partially offset by nontaxable proceeds related to Trustmark’s bank owned life insurance received during the second quarter of 2018).

Noninterest expense for the three and nine months ended September 30, 2019 totaled $106.9 million and $319.0 million, respectively, an increase of $1.6 million, or 1.5%, and $7.5 million, or 2.4%, respectively, when compared to the same time periods in 2018.  The increase in noninterest expense for the three months ended September 30, 2019 when compared to the same time period in 2018 was principally due to increases in services and fees and salaries and employee benefits, partially offset by a decrease in other expense.  The increase in noninterest expense for the nine months ended September 30, 2019 when compared to the same time period in 2018 was principally due to increases in salaries and employee benefits and services and fees, partially offset by decreases in FDIC assessment expense and other expense.  Salaries and employee benefits increased $1.6 million, or 2.7%, when the three months ended September 30, 2019 is compared to the same time period in 2018, primarily due to increases in commission expense related to improvements in mortgage originations and salaries expense related to general merit increases. Salaries and employee benefits increased $6.1 million, or 3.4%, when the nine months ended September 30, 2019 is compared to the same time period in 2018, primarily due to general merit increases, higher commission expense related to improvements in mortgage originations and the insurance lines of business, increases in insurance expense related to Trustmark’s health plans and higher stock compensation expense.  Services and fees increased $2.4 million, or 14.8%, and $5.3 million, or 11.0%, respectively, when the three and nine months ended September 30, 2019 are compared to the same time periods in 2018, principally due to increases in data processing expenses related to software, professional fees and advertising expenses.  Other expense decreased $908 thousand, or 7.8%, and $971 thousand, or 2.7%, respectively, when the three and nine months ended September 30, 2019 are compared to the same time periods in 2018, primarily due to insurance settlement proceeds received in the third quarter of 2019 related to a legal case settled during 2018, partially offset by an increase in charitable contributions related to the Mississippi Children’s Promise Act.  FDIC assessment expense decreased $2.5 million, or 33.7%, when the nine months ended September 30, 2019 is compared to the same time period in 2018, principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

Trustmark’s provision for loan losses, LHFI for the three and nine months ended September 30, 2019 totaled $3.0 million and $7.1 million, respectively, a decrease of $5.6 million, or 65.0%, and $8.7 million, or 54.8%, respectively, when compared to the provision for loan losses, LHFI for the three and nine months ended September 30, 2018.  Please see the section captioned “Provision for Loan Losses, LHFI” for additional information regarding the provision for loan losses, LHFI.

At September 30, 2019, nonperforming assets, excluding acquired loans, totaled $91.0 million, a decrease of $5.3 million, or 5.5%, compared to December 31, 2018, reflecting declines in both nonaccrual LHFI and other real estate.  Nonaccrual LHFI totaled $59.0 million at September 30, 2019, a decrease of $2.6 million, or 4.2%, relative to December 31, 2018, primarily due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region, for which reserves were previously established, foreclosure of one large nonaccrual healthcare credit in the Mississippi market region and reduction of two large commercial nonaccrual credits in the Mississippi and Texas market regions, which were largely offset by a large commercial credit in the Mississippi market region that was placed on nonaccrual during the third quarter of 2019.  Other real estate totaled $32.0 million at September 30, 2019, a decline of $2.7 million, or 7.8%, compared to December 31, 2018, as a result of properties sold and write-

downs on foreclosed properties across all five market regions, partially offset by new properties foreclosed in the Mississippi, Alabama and Tennessee market regions.

LHFI totaled $9.224 billion at September 30, 2019, an increase of $387.8 million, or 4.4%, compared to December 31, 2018.  The increase in LHFI during the first nine months of 2019 was primarily due to net growth in loans secured by real estate across all five market regions, partially offset by declines in commercial and industrial loans in Trustmark’s Tennessee and Mississippi market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $11.254 billion at September 30, 2019, a decrease of $110.2 million, or 1.0%, compared to December 31, 2018.  During the first nine months of 2019, noninterest-bearing deposits increased $126.5 million, or 4.3%, primarily due to growth in commercial and public noninterest-bearing deposit accounts, partially offset by a decline in consumer noninterest-bearing deposit accounts.  During the first nine months of 2019, interest-bearing deposits decreased $236.8 million, or 2.8%, primarily due to declines in public and consumer interest checking accounts, time deposit accounts and savings accounts, partially offset by growth in consumer and commercial money market deposit accounts.

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

In July 2019, the Office of the Comptroller of the Currency, the FRB, and the FDIC issued a final rule intended to simplify aspects of the regulatory capital rules for banking organizations, such as Trustmark and TNB, that are not advanced approaches banking organizations.  The final rule includes amendments to the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.  These amendments will be effective as of April 1, 2020.  Management does not expect these amendments to have a material effect on Trustmark’s or TNB’s regulatory capital ratios.  Additionally, the final rule revises the FRB’s regulatory capital rule to allow bank holding companies to redeem common stock without obtaining prior regulatory approval unless otherwise required by law or regulation.  This revision became effective as of October 1, 2019.

In October 2019, five federal financial agencies finalized revisions to the Volcker Rule to simplify and tailor compliance requirements relating to the rule.  The revisions replace the Volcker Rule’s compliance program requirements for a banking entity with trading assets and liabilities of less than $1 billion, including Trustmark and TNB, with a rebuttable presumption of the entity’s compliance with the rule, and simplify compliance requirements associated with exempt market making, underwriting and risk-mitigating hedging activities for such an entity.  The revisions also change the “short-term intent” prong of the Volcker Rule’s definition of “trading account” by replacing the prong’s presumption that financial instruments held for fewer than 60 days are for the trading account with a new presumption that financial instruments held for 60 days or more are not for the trading account.  Finally, the revisions adopt an exclusion for customer-driven swaps and matched swaps from the proprietary trading restrictions of the Volcker Rule.  Management is reviewing the potential impact of the revisions on Trustmark and TNB.  The revisions will be effective on January 1, 2020, with a compliance date of January 1, 2021, but banking organizations may voluntarily comply with the revisions earlier than the compliance date.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statements of Income
Total interest income	$130,228	$124,770	$385,855	$360,676
Total interest expense	21,762	17,787	64,857	46,436
Net interest income	108,466	106,983	320,998	314,240
Provision for loan losses, LHFI	3,039	8,673	7,136	15,801
Provision for loan losses, acquired loans	(140)	(467)	44	(758)
Noninterest income	48,337	47,093	139,467	141,277
Noninterest expense	106,853	105,223	318,975	311,488
Income before income taxes	47,051	40,647	134,310	128,986
Income taxes	6,016	4,394	17,796	16,090
Net Income	$41,035	$36,253	$116,514	$112,896

Total Revenue (1)	$156,803	$154,076	$460,465	$455,517

Per Share Data
Basic earnings per share	$0.64	$0.54	$1.80	$1.67
Diluted earnings per share	0.64	0.54	1.80	1.67
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	9.96%	9.00%	9.67%	9.53%
Return on average tangible equity	13.31%	12.26%	13.01%	13.02%
Return on average assets	1.21%	1.07%	1.15%	1.12%
Average equity/average assets	12.14%	11.86%	11.92%	11.72%
Net interest margin (fully taxable equivalent)	3.66%	3.59%	3.64%	3.54%
Dividend payout ratio	35.94%	42.59%	38.33%	41.32%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.01%	0.18%	0.05%	0.08%
Provision for loan losses/average loans	0.13%	0.39%	0.10%	0.24%
Nonperforming loans/total loans (incl LHFS)	0.62%	0.76%
Nonperforming assets/total loans (incl LHFS) plus other real estate	0.95%	1.16%
Allowance for loan losses/total loans (excl LHFS)	0.90%	1.02%
(1)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)	Excludes acquired loans.

September 30,	2019	2018
Consolidated Balance Sheets
Total assets	$13,584,786	$13,439,812
Securities	2,339,127	2,808,516
Total loans (incl LHFS and acquired loans)	9,597,472	9,062,309
Deposits	11,254,183	10,956,910
Total shareholders' equity	1,645,362	1,599,604

Stock Performance
Market value - close	$34.11	$33.65
Book value	25.60	23.66
Tangible book value	19.57	17.86

Capital Ratios
Total equity/total assets	12.11%	11.90%
Tangible equity/tangible assets	9.53%	9.26%
Tangible equity/risk-weighted assets	11.50%	11.31%
Tier 1 leverage ratio	10.34%	10.41%
Common equity tier 1 risk-based capital ratio	11.83%	12.20%
Tier 1 risk-based capital ratio	12.38%	12.76%
Total risk-based capital ratio	13.15%	13.61%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,634,646	$1,597,588	$1,610,356	$1,584,095
Less: Goodwill		(379,627)	(379,627)	(379,627)	(379,627)
Identifiable intangible assets		(8,706)	(13,083)	(9,660)	(14,405)
Total average tangible equity		$1,246,313	$1,204,878	$1,221,069	$1,190,063

PERIOD END BALANCES
Total shareholders' equity		$1,645,362	$1,599,604
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(8,345)	(12,391)
Total tangible equity	(a)	$1,257,390	$1,207,586

TANGIBLE ASSETS
Total assets		$13,584,786	$13,439,812
Less: Goodwill		(379,627)	(379,627)
Identifiable intangible assets		(8,345)	(12,391)
Total tangible assets	(b)	$13,196,814	$13,047,794
Risk-weighted assets	(c)	$10,935,018	$10,681,621

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$41,035	$36,253	$116,514	$112,896
Plus: Intangible amortization net of tax		766	965	2,336	2,979
Net income adjusted for intangible amortization		$41,801	$37,218	$118,850	$115,875
Period end shares outstanding	(d)	64,262,779	67,621,369

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		13.31%	12.26%	13.01%	13.02%
Tangible equity/tangible assets	(a)/(b)	9.53%	9.26%
Tangible equity/risk-weighted assets	(a)/(c)	11.50%	11.31%
Tangible book value	(a)/(d)*1,000	$19.57	$17.86

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,645,362	$1,599,604
AOCI-related adjustments		20,858	79,946
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(365,741)	(365,823)
Other adjustments and deductions for CET1 (2)		(6,671)	(10,868)
CET1 capital	(e)	1,293,808	1,302,859
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,353,808	$1,362,859

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.83%	12.20%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

Net interest income-FTE for the three and nine months ended September 30, 2019 increased $1.6 million, or 1.4%, and $6.9 million, or 2.1%, respectively, when compared with the same time periods in 2018.  The net interest margin for the three and nine months ended September 30, 2019 increased 7 basis points to 3.66% and 10 basis points to 3.64%, respectively, when compared to the same time periods in 2018.  The increase in the net interest margin for the three and nine months ended September 30, 2019 was principally due to growth in the yield on the LHFI and LHFS portfolios, run-off of maturing investment securities and a favorable funding mix, partially offset by higher costs of interest-bearing deposits.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, was 3.61% and 3.60% for the three and nine months ended September 30, 2019, respectively, an increase of 11 and 16 basis points, respectively, when compared to the same time periods in 2018, due to the factors discussed above.

Average interest-earning assets for the first nine months of 2019 were $12.139 billion compared to $12.236 billion for the same time period in 2018, a decrease of $96.4 million, or 0.8%.  The decline in average earning assets during the first nine months of 2019 was primarily due to decreases in average total securities of $547.1 million, or 17.7%, and average acquired loans of $104.7 million, or 53.1%, which were partially offset by an increase in average loans (LHFS and LHFI) of $494.6 million, or 5.7%.  The decrease in average total securities was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.  The decrease in average acquired loans when the first nine months of 2019 is compared to the same time period in 2018 was primarily due to acquired loans that were transferred to LHFI during 2018 as well as pay-downs and pay-offs of the acquired loans.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $476.6 million, or 5.4%, increase in the LHFI portfolio when balances at September 30, 2019 are compared to balances at September 30, 2018.  This increase was principally due to net growth in loans secured by real estate in Trustmark’s Alabama, Mississippi, Texas and Florida market regions.

During the first nine months of 2019, interest and fees on LHFS and LHFI-FTE increased $40.7 million, or 13.6%, when compared to the same time period in 2018, due principally to the growth in the LHFI portfolio, while the yield on loans (LHFS and LHFI) increased 34 basis points to 4.93% as a result of increases in interest rates for the respective periods. During the first nine months of 2019, interest on total securities-FTE decreased $9.4 million, or 17.7%, while the yield on total securities was unchanged at 2.28% when compared to the same time period in 2018, primarily due to the run off of maturing investment securities.  Interest on acquired loans declined $7.7 million, or 55.2%, and the yield on acquired loans declined 44 basis points to 9.00% when the first nine months of 2019 is compared to the same time period in 2018, primarily due to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions which were transferred from acquired impaired loans to LHFI during 2018 and a decrease in accretion income and recovery from settlement of debt from loans acquired in the BancTrust merger as a result of pay-offs and pay-downs of these loans.  As a result of these factors, interest income-FTE increased $25.3 million, or 6.8%, while the yield on total earning assets increased 31 basis points to 4.36% when the first nine months of 2019 is compared to the same time period in 2018.

Average interest-bearing liabilities for the first nine months of 2019 totaled $8.793 billion compared to $8.839 billion for the same time period in 2018, a decrease of $46.2 million, or 0.5%.  The decrease in average interest-bearing liabilities represented declines in average other borrowings and average federal funds purchased and securities sold under repurchase agreements which were largely offset by an increase in average interest-bearing deposits.  Average other borrowings decreased $310.9 million, or 68.1%, when the first nine months of 2019 is compared to the same time period in 2018, primarily reflecting a decrease in the balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.  Average federal funds purchased and securities sold under repurchase agreements for the first nine months of 2019 declined $233.4 million, or 71.6%, when compared to the same time period in 2018, primarily due to a decrease in upstream federal funds purchased as a result of the reduction of Trustmark’s external funding needs during 2018 due to deposit growth out-pacing growth in LHFI and the run-off of maturing investment securities.  Average interest-bearing deposits for the first nine months of 2019 increased $498.0 million, or 6.2%, when compared to the same time period in 2018, as a result of growth in average interest-bearing demand deposits and time deposits primarily due to increases in interest rates in general.

Total interest expense for the first nine months of 2019 increased $18.4 million, or 39.7%, while the rate on total interest-bearing liabilities increased 29 basis points to 0.99% when compared with the same time period in 2018, reflecting an increase in interest on deposits, in conjunction with increasing interest rates in general, partially offset by a declines in other interest expense and interest on federal funds purchased and securities sold under repurchase agreements.  Interest on deposits increased $24.9 million, or 67.9%, while the rate on interest-bearing deposits increased 35 basis points to 0.96% when the first nine months of 2019 is compared to the same time period in 2018, primarily due to increases in average balances of interest-bearing deposits and rising interest rates in general.  Other interest expense decreased $4.1 million, or 62.2%, when the first nine months of 2019 is compared to the same time period in 2018, primarily due to the decline in the balance of outstanding short-term FHLB advances with the FHLB of Dallas, while the rate on other borrowings increased 36 basis points to 2.29% reflecting an increase in rates.  Interest on federal funds purchased and securities sold under repurchase agreements decreased $2.3 million, or 71.9%, when the first nine months of 2019 is compared to the same time period in 2018, while the rate on federal funds purchased and securities sold under repurchase agreements decreased 2 basis points to 1.32% reflecting the decline in upstream federal funds purchased.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2019			2018

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$3,662	$23	2.49%	$477	$3	2.50%
Securities - taxable	2,348,901	13,184	2.23%	2,871,101	16,186	2.24%
Securities - nontaxable	51,184	485	3.76%	71,072	656	3.66%
Loans (LHFS and LHFI)	9,436,287	116,432	4.90%	8,907,588	105,993	4.72%
Acquired loans	82,641	2,309	11.08%	147,811	4,033	10.82%
Other earning assets	176,163	1,044	2.35%	189,471	1,050	2.20%
Total interest-earning assets	12,098,838	133,477	4.38%	12,187,520	127,921	4.16%
Other assets	1,447,977			1,366,276
Allowance for loan losses, net	(83,756)			(86,496)
Total Assets	$13,463,059			$13,467,300

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,407,244	20,385	0.96%	$8,177,057	14,972	0.73%
Federal funds purchased and securities sold under repurchase agreements	142,064	547	1.53%	347,489	1,348	1.54%
Other borrowings	140,260	830	2.35%	249,052	1,467	2.34%
Total interest-bearing liabilities	8,689,568	21,762	0.99%	8,773,598	17,787	0.80%
Noninterest-bearing demand deposits	2,932,754			2,894,061
Other liabilities	206,091			202,053
Shareholders' equity	1,634,646			1,597,588
Total Liabilities and Shareholders' Equity	$13,463,059			$13,467,300
Net Interest Margin		111,715	3.66%		110,134	3.59%

Less tax equivalent adjustment		3,249			3,151

Net Interest Margin per Consolidated Statements of Income		$108,466			$106,983

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$12,678	$239	2.52%	$673	$10	1.99%
Securities - taxable	2,482,893	41,765	2.25%	3,008,755	50,586	2.25%
Securities - nontaxable	59,456	1,682	3.78%	80,644	2,213	3.67%
Loans (LHFS and LHFI)	9,246,298	341,195	4.93%	8,751,665	300,466	4.59%
Acquired loans	92,645	6,235	9.00%	197,352	13,932	9.44%
Other earning assets	245,173	4,467	2.44%	196,470	3,038	2.07%
Total interest-earning assets	12,139,143	395,583	4.36%	12,235,559	370,245	4.05%
Other assets	1,454,350			1,364,959
Allowance for loan losses, net	(82,665)			(85,054)
Total Assets	$13,510,828			$13,515,464

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,554,488	61,455	0.96%	$8,056,505	36,602	0.61%
Federal funds purchased and securities sold under repurchase agreements	92,771	916	1.32%	326,129	3,260	1.34%
Other borrowings	145,331	2,486	2.29%	456,189	6,574	1.93%
Total interest-bearing liabilities	8,792,590	64,857	0.99%	8,838,823	46,436	0.70%
Noninterest-bearing demand deposits	2,885,478			2,902,100
Other liabilities	222,404			190,446
Shareholders' equity	1,610,356			1,584,095
Total Liabilities and Shareholders' Equity	$13,510,828			$13,515,464

Net Interest Margin		330,726	3.64%		323,809	3.54%

Less tax equivalent adjustment		9,728			9,569

Net Interest Margin per Consolidated Statements of Income		$320,998			$314,240

Provision for Loan Losses, LHFI

The provision for loan losses, LHFI is determined by Management as the amount necessary to adjust the allowance for loan losses, LHFI to a level, which, in Management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio.  The provision for loan losses, LHFI reflects loan quality trends, including the levels of and trends related to nonaccrual LHFI, past due LHFI, potential problem LHFI, criticized LHFI, net charge-offs or recoveries and growth in the LHFI portfolio among other factors.  Accordingly, the amount of the provision reflects the necessary increases or decreases in the allowance for loan losses, LHFI related to adjustments for specific loans or loan pools as a result of growth in the portfolio and evaluation of current impairment analyses, actions taken with respect to risk ratings on loans and other adjustments resulting from changes in qualitative factors.  The provision for loan losses, LHFI totaled $3.0 million and $7.1 million for the three and nine months ended September 30, 2019, respectively, a decrease of $5.6 million, or 65.0%, and $8.7 million, or 54.8%, respectively, when compared to the same time periods in 2018.  The decrease in the provision for loan losses, LHFI when the three months ended September 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI and a decline in net charge-offs, partially offset by an increase in provision expense related to loan growth.  The decrease in the provision for loan losses, LHFI when the nine months ended September 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by increases in provision expense related to loan growth and changes in qualitative and quantitative reserve factors.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

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

The provision for loan losses, acquired loans increased $327 thousand and $802 thousand, respectively, when the three and nine months ended September 30, 2019 are compared to the same time periods in 2018.  The increase in the provision for loan losses, acquired loans when the third quarter of 2019 is compared to the third quarter of 2018 was primarily due to an increase in the provision expense related to the loans acquired in the BancTrust merger due to changes in expectations based on the periodic re-estimations performed during the respective periods.  The increase in the provision for loan losses, acquired loans when the first nine months of 2019 is compared to the same time period in 2018 was principally due to an increase in provision expense related to loans acquired in the BancTrust merger, partially offset by the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions that were transferred from acquired impaired loans to LHFI during 2018.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
BancTrust	$(140)	$(467)	$44	$(1,169)
Bay Bank	—	—	—	377
Heritage	—	—	—	61
Reliance	—	—	—	(27)
Total provision for loan losses, acquired loans	$(140)	$(467)	$44	$(758)

Noninterest Income

Noninterest income represented 30.8% and 30.3% of total revenue, before securities gains (losses), net, for the three and nine months ended September 30, 2019, respectively, compared to 30.6% and 31.0% for the three and nine months ended September 30, 2018, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Service charges on deposit accounts	$11,065	$11,075	$(10)	-0.1%	$31,709	$32,579	$(870)	-2.7%
Bank card and other fees	8,349	7,459	890	11.9%	23,544	21,155	2,389	11.3%
Mortgage banking, net	8,171	8,647	(476)	-5.5%	21,908	28,958	(7,050)	-24.3%
Insurance commissions	11,072	10,765	307	2.9%	33,032	30,919	2,113	6.8%
Wealth management	7,691	7,789	(98)	-1.3%	22,916	22,834	82	0.4%
Other, net	1,989	1,358	631	46.5%	6,358	4,832	1,526	31.6%
Total noninterest income	$48,337	$47,093	$1,244	2.6%	$139,467	$141,277	$(1,810)	-1.3%

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Bank Card and Other Fees

The increase in bank card and other fees for the three and nine months ended September 30, 2019 compared to the same time periods in 2018 was principally due to increases in income from customer derivatives, interchange income and ATM surcharges.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Mortgage servicing income, net	$5,688	$5,428	$260	4.8%	$17,029	$16,518	$511	3.1%
Change in fair value-MSR from runoff	(3,569)	(3,181)	(388)	-12.2%	(8,885)	(9,022)	137	1.5%
Gain on sales of loans, net	8,458	6,411	2,047	31.9%	17,556	16,410	1,146	7.0%
Other, net	1,341	(83)	1,424	n/m	4,756	1,577	3,179	n/m
Mortgage banking income before net hedge ineffectiveness	11,918	8,575	3,343	39.0%	30,456	25,483	4,973	19.5%
Change in fair value-MSR from market changes	(8,054)	2,615	(10,669)	n/m	(25,126)	13,879	(39,005)	n/m
Change in fair value of derivatives	4,307	(2,543)	6,850	n/m	16,578	(10,404)	26,982	n/m
Net hedge ineffectiveness	(3,747)	72	(3,819)	n/m	(8,548)	3,475	(12,023)	n/m
Mortgage banking, net	$8,171	$8,647	$(476)	-5.5%	$21,908	$28,958	$(7,050)	-24.3%
n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three and nine months ended September 30, 2019 when compared to the same time periods in 2018 was principally due to the negative net hedge ineffectiveness partially offset by increases in the mortgage loan valuation adjustment and gain on sales of loans, net.  The net negative hedge ineffectiveness for the nine months ended September 30, 2019 was primarily the result of lower interest rates and increased market volatility.  Mortgage loan production for the three and nine months ended September 30, 2019 was $566.2 million and $1.264 billion, respectively, an increase of $168.5 million, or 42.4%, and $166.3 million, or 15.2%, respectively, when compared to the same time periods in 2018.  Loans serviced for others totaled $6.993 billion at September 30, 2019, compared with $6.759 billion at September 30, 2018, an increase of $233.1 million, or 3.4%.

Representing a significant component of mortgage banking income is gain on the sales of loans, net.  The increase in the gain on sales of loans, net for the third quarter of 2019 when compared to the same time period in 2018, was primarily due to increases in the volume of loans sold.  The increase in the gain on sales of loans, net when the nine months ended September 30, 2019 is compared to the same time period in 2018, was primarily the result of an increase in the volume of loans sold partially offset by lower profit margins in secondary marketing activities.  Loan sales totaled $437.7 million and $925.8 million for the three and nine months ended September 30, 2019, respectively, an increase of $132.7 million, or 43.5%, and $105.2 million, or 12.8%, when compared with the same time periods in 2018.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,994)	$(2,202)	$208	9.4%	$(6,014)	$(6,606)	$592	9.0%
Increase in life insurance cash surrender value	1,814	1,805	9	0.5%	5,400	5,313	87	1.6%
Other miscellaneous income	2,169	1,755	414	23.6%	6,972	6,125	847	13.8%
Total other, net	$1,989	$1,358	$631	46.5%	$6,358	$4,832	$1,526	31.6%

The increase in other income, net when the three and nine months ended September 30, 2019 are compared to the same time periods in 2018, was principally due to increases in other miscellaneous income and a decrease in amortization of tax credit partnerships.  The increase in other miscellaneous income when the three months ended September 30, 2019 is compared to the same time period in 2018 was primarily due to nontaxable proceeds related to Trustmark’s bank owned life insurance received during the third quarter of 2019 as well as an increase in cash management service fees.  The increase in other miscellaneous income when the nine months ended September 30, 2019 is compared to the same time period in 2018 was primarily due to increases in the net gain on sales of premises and equipment and cash management services fee income, partially offset by nontaxable proceeds related to Trustmark’s bank owned life insurance received during the second quarter of 2018.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and employee benefits	$62,495	$60,847	$1,648	2.7%	$185,398	$179,297	$6,101	3.4%
Services and fees	18,838	16,404	2,434	14.8%	53,815	48,472	5,343	11.0%
Net occupancy-premises	6,831	6,910	(79)	-1.1%	19,688	19,962	(274)	-1.4%
Equipment expense	5,971	6,200	(229)	-3.7%	17,853	18,501	(648)	-3.5%
Other real estate expense:
Write-downs	137	892	(755)	-84.6%	1,804	1,857	(53)	-2.9%
Net (gain) loss on sale	122	(224)	346	n/m	(124)	(1,226)	1,102	89.9%
Carrying costs	272	500	(228)	-45.6%	735	1,310	(575)	-43.9%
Total other real estate expense, net	531	1,168	(637)	-54.5%	2,415	1,941	474	24.4%
FDIC assessment expense	1,400	1,999	(599)	-30.0%	4,994	7,532	(2,538)	-33.7%
Other expense	10,787	11,695	(908)	-7.8%	34,812	35,783	(971)	-2.7%
Total noninterest expense	$106,853	$105,223	$1,630	1.5%	$318,975	$311,488	$7,487	2.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended September 30, 2019 is compared to the same time period in 2018, was primarily due to increases in commission expense related to improvements in mortgage originations and salaries expense related to general merit increases.  The increase in salaries and employee benefits when the nine months ended September 30, 2019 is compared to the same time period in 2018, was primarily due to general merit increases, higher commission expense related to improvements in mortgage originations and the insurance line of business, increases in insurance expense related to Trustmark’s health plans and higher stock compensation expense.

Services and Fees

The increase in services and fees when the three and nine months ended September 30, 2019 are compared to the same time periods in 2018, was primarily the result of investments in new data processing software designed to improve efficiency and customer experience and increases in professional fees and advertising expense.

FDIC Assessment Expense

The decrease in the FDIC assessment expense when the nine months ended September 30, 2019 is compared to the same time period in 2018 was principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Loan expense	$2,886	$2,824	$62	2.2%	$8,586	$8,661	$(75)	-0.9%
Amortization of intangibles	1,021	1,286	(265)	-20.6%	3,114	3,969	(855)	-21.5%
Other miscellaneous expense	6,880	7,585	(705)	-9.3%	23,112	23,153	(41)	-0.2%
Total other expense	$10,787	$11,695	$(908)	-7.8%	$34,812	$35,783	$(971)	-2.7%

The decrease in other expense when the three and nine months ended September 30, 2019 are compared to the same time periods in 2018, was primarily due to insurance settlement proceeds received in the third quarter of 2019 related to a legal case settled during 2018, partially offset by an increase in charitable contributions related to the Mississippi Children’s Promise Act.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  The prior period amounts include reclassifications to conform to the current period presentation.  The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2019 and 2018.

General Banking

Net interest income for the General Banking Segment increased $7.4 million, or 2.4%, when the nine months ended September 30, 2019 is compared with the same time period in 2018.  The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI and other interest income and declines in interest on federal funds purchased and securities sold under repurchase agreements and other interest expense, which were largely offset by an increase in interest on deposits and declines in interest and fees on securities and acquired loans.  The provision for loan losses, net for the nine months ended September 30, 2019 totaled $7.2 million compared to $15.1 million for the same period in 2018, a decrease of $7.9 million, or 52.3%.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $4.1 million, or 4.7%, when the first nine months of 2019 is compared to the same time period in 2018, primarily due to the decrease in mortgage banking, net, principally due to the negative net hedge ineffectiveness partially offset by increases in the mortgage loan valuation adjustment and gain on sales of loans, net; partially offset by increases in bank card and other fees, principally related to increases in income from customer derivatives, interchange income and ATM surcharges; and other income, net, principally due to increases in the net gain on sales of premises and equipment and cash management services fee income and a decrease in amortization of tax credit partnerships, partially offset by life insurance proceeds received during the second quarter of 2018.  Noninterest income for the General Banking Segment represented 20.8% of total revenue for this segment for the first nine months of 2019 as opposed to 22.0% for the same time period in 2018.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $9.4 million, or 3.5%, when the first nine months of 2019 is compared with the same time period in 2018, principally due to increases in salaries and employee benefits, primarily as a result of general merit increases, higher mortgage origination commission expense, higher medical insurance contributions and increased stock compensation expense; services and fees, primarily related to data processing software, professional fees and advertising expenses; and other expense, primarily due to an increase in charitable contributions related to the Mississippi Children’s Promise Act; partially offset by the decline in FDIC assessment expense, primarily due to the lower regular assessment base and elimination of the additional surcharge.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2019 increased $1.5 million, or 43.0%, when compared to the same time period in 2018.  Net interest income for the Wealth Management Segment totaled $2.8 million for the first nine months of 2019, a decrease of $642 thousand, or 18.6%, when compared to the same time period in 2018, primarily due to an increase in interest expense on deposit accounts.  Noninterest income, which primarily includes income related to investment management, trust and brokerage services, increased $217 thousand, or 0.9%, when the first nine months of 2019 is compared to the same time period in 2018, primarily due to increases in other miscellaneous income and income from annuity services.  Noninterest expense for the Wealth Management Segment decreased $2.4 million, or 11.1%, when the first nine months of 2019 is compared to the same time period in 2018, principally due to a decrease in professional fees as well as insurance settlement proceeds received in the third quarter of 2019 related to a legal case settled during 2018.

At September 30, 2019 and 2018, Trustmark held assets under management and administration of $11.908 billion and $10.920 billion, respectively, and brokerage assets of $1.918 billion and $1.867 billion, respectively.

Insurance

Net income for the Insurance Segment for the first nine months of 2019 increased $1.2 million, or 23.4%, when compared to the same time period in 2018.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $2.1 million, or 6.9%, when the first nine months of 2019 is compared to the same time period in 2018, primarily due to new business commission volume across all lines of business.  Noninterest expense for the Insurance Segment increased $547 thousand, or 2.3%, when the first nine months of 2019 is compared to the same time period in 2018, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes.

Income Taxes

For the three and nine months ended September 30, 2019, Trustmark’s combined effective tax rate was 12.8% and 13.2%, respectively, compared to 10.8% and 12.5% for the same time periods in 2018, respectively.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.139 billion, or 89.8% of total average assets, for the nine months ended September 30, 2019, compared to $12.236 billion, or 90.5% of total average assets, for the nine months ended September 30, 2018, a decrease of $96.4 million, or 0.8%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.4 years at September 30, 2019 compared to 3.8 years at December 31, 2018.

When compared with December 31, 2018, total investment securities decreased by $382.3 million, or 14.0%, during the first nine months of 2019.  This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities, partially offset by an increase in the fair market value of the securities available for sale.  Trustmark sold no securities during the first nine months of 2019 or 2018.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At September 30, 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss, net of tax, (AOCL) in the accompanying consolidated balance sheets totaled $12.9 million ($9.6 million net of tax) compared to $15.7 million ($11.8 million net of tax) at December 31, 2018.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At September 30, 2019, available for sale securities totaled $1.554 billion, which represented 66.4% of the securities portfolio, compared to $1.812 billion, or 66.6%, at December 31, 2018.  At September 30, 2019, unrealized gains, net on available for sale securities totaled $341 thousand compared to unrealized losses, net of $42.7 million at December 31, 2018.  At September 30, 2019, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2019, held to maturity securities totaled $785.4 million, which represented 33.6% of the total securities portfolio, compared with $909.6 million, or 33.4%, at December 31, 2018.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 97.1% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of September 30, 2019, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2019 ($ in thousands):

	September 30, 2019
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,518,902	97.8%	$1,518,703	97.7%
Aa1 to Aa3	24,685	1.6%	24,760	1.6%
A1 to A3	200	—	200	—
Baa1 to Baa3	1,086	0.1%	1,103	0.1%
Not Rated (1)	8,491	0.5%	8,939	0.6%
Total securities available for sale	$1,553,364	100.0%	$1,553,705	100.0%

Securities Held to Maturity
Aaa	$753,616	96.0%	$762,498	96.0%
Aa1 to Aa3	26,251	3.3%	26,480	3.3%
Not Rated (1)	5,555	0.7%	5,707	0.7%
Total securities held to maturity	$785,422	100.0%	$794,685	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2019, approximately 97.7% of the available for sale securities, measured at the estimated fair value, and 96.0% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At September 30, 2019, LHFS totaled $292.8 million, consisting of $244.7 million of residential real estate mortgage loans in the process of being sold to third parties and $48.1 million of GNMA optional repurchase loans.  At December 31, 2018, LHFS totaled $153.8 million, consisting of $92.2 million of residential real estate mortgage loans in the process of being sold to third parties and $61.6 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2019 or 2018.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The table below shows the carrying value of the LHFI portfolio by loan type at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$1,135,999	12.3%	$1,056,601	12.0%
Secured by 1-4 family residential properties	1,820,455	19.7%	1,825,492	20.7%
Secured by nonfarm, nonresidential properties	2,442,308	26.5%	2,220,914	25.1%
Other real estate secured	668,667	7.3%	543,820	6.1%
Commercial and industrial loans	1,491,367	16.2%	1,538,715	17.4%
Consumer loans	176,894	1.9%	182,448	2.1%
State and other political subdivision loans	978,456	10.6%	973,818	11.0%
Other loans	509,522	5.5%	494,060	5.6%
LHFI	$9,223,668	100.0%	$8,835,868	100.0%

LHFI increased $387.8 million, or 4.4%, compared to December 31, 2018.  The increase in LHFI during the first nine months of 2019 was primarily due to net growth in loans secured by real estate across all five market regions, partially offset by declines in commercial and industrial loans in Trustmark’s Tennessee and Mississippi market regions.

LHFI secured by real estate increased $420.6 million, or 7.4%, during the first nine months of 2019 primarily due to net growth in LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), LHFI secured by other real estate and construction, land development and other land loans.  NFNR LHFI increased $221.4 million, or 10.0%, during the first nine months of 2019, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $127.8 million, or 5.8%, during the first nine months of 2019 primarily due to declines in non-owner occupied loans in the Mississippi, Alabama, Texas and Florida market regions and owner occupied loans in the Texas, Mississippi, Tennessee and Florida market regions.  LHFI secured by other real estate increased $124.8 million, or 23.0%, during the first nine months of 2019, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama, Mississippi and Florida market regions.  LHFI secured by construction, land development and other land increased $79.4 million, or 7.5%, during the first nine months of 2019 primarily due to new loans in the other construction and 1-4 family construction categories, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first nine months of 2019, $564.5 million loans were moved from other construction to other loan categories, including $271.1 million to non-owner occupied loans, $78.1 million to owner occupied loans, and $215.2 million to multi-family residential loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $605.7 million during the first nine months of 2019.

Commercial and industrial LHFI decreased $47.3 million, or 3.1%, during the first nine months of 2019 primarily due to declines in the Tennessee and Mississippi market regions as a result of credits that were paid down or paid off during the third quarter of 2019.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At September 30, 2019 and December 31, 2018, energy-related LHFI had outstanding balances of $132.5 million and $172.1 million, respectively, which represented 1.4% of Trustmark’s total LHFI portfolio at September 30, 2019 compared to 2.0% of the total LHFI portfolio at December 31, 2018.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2019	December 31, 2018
Home equity loans	$54,396	$54,778
Home equity lines of credit	388,850	393,134
Percentage of loans and lines for which Trustmark holds first lien	59.8%	59.8%
Percentage of loans and lines for which Trustmark does not hold first lien	40.2%	40.2%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2019 and December 31, 2018 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$175,955	$960,044	$1,135,999
Secured by 1- 4 family residential properties	982,490	837,965	1,820,455
Secured by nonfarm, nonresidential properties	1,465,361	976,947	2,442,308
Other real estate secured	222,242	446,425	668,667
Commercial and industrial loans	658,654	832,713	1,491,367
Consumer loans	156,585	20,309	176,894
State and other political subdivision loans	934,486	43,970	978,456
Other loans	261,009	248,513	509,522
LHFI	$4,856,782	$4,366,886	$9,223,668

	December 31, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$306,590	$750,011	$1,056,601
Secured by 1- 4 family residential properties	1,051,290	774,202	1,825,492
Secured by nonfarm, nonresidential properties	1,490,035	730,879	2,220,914
Other real estate secured	197,549	346,271	543,820
Commercial and industrial loans	821,343	717,372	1,538,715
Consumer loans	162,940	19,508	182,448
State and other political subdivision loans	907,685	66,133	973,818
Other loans	265,277	228,783	494,060
LHFI	$5,202,709	$3,633,159	$8,835,868

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

The following table presents the LHFI composition by region at September 30, 2019 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2019
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$1,135,999	$392,477	$66,158	$333,988	$26,091	$317,285
Secured by 1-4 family residential properties	1,820,455	121,831	38,897	1,562,384	82,598	14,745
Secured by nonfarm, nonresidential properties	2,442,308	659,792	240,514	913,696	154,075	474,231
Other real estate secured	668,667	190,140	28,558	265,986	10,081	173,902
Commercial and industrial loans	1,491,367	213,605	22,804	768,433	309,075	177,450
Consumer loans	176,894	24,232	7,220	124,288	18,577	2,577
State and other political subdivision loans	978,456	106,533	40,628	608,661	27,691	194,943
Other loans	509,522	78,614	17,333	311,756	59,367	42,452
LHFI	$9,223,668	$1,787,224	$462,112	$4,889,192	$687,555	$1,397,585

Construction, Land Development and Other Land Loans by Region
Lots	$63,792	$17,389	$13,804	$23,876	$1,955	$6,768
Development	65,661	10,008	7,148	27,030	4,666	16,809
Unimproved land	104,624	21,497	15,442	34,692	12,880	20,113
1-4 family construction	244,493	110,665	18,765	83,839	2,729	28,495
Other construction	657,429	232,918	10,999	164,551	3,861	245,100
Construction, land development and other land loans	$1,135,999	$392,477	$66,158	$333,988	$26,091	$317,285

Loans Secured by Nonfarm, Nonresidential Properties by Region
Non-owner occupied:
Retail	$403,515	$172,009	$47,835	$97,741	$23,734	$62,196
Office	238,781	60,140	17,465	61,779	7,839	91,558
Hotel/motel	306,027	110,834	90,205	53,726	40,188	11,074
Mini-storage	103,819	11,587	3,225	41,274	569	47,164
Industrial	181,466	88,938	6,290	27,012	2,254	56,972
Health care	52,598	11,199	3,267	34,321	—	3,811
Convenience stores	22,339	3,189	—	8,481	657	10,012
Other	54,467	4,314	6,679	10,125	5,965	27,384
Total non-owner occupied loans	1,363,012	462,210	174,966	334,459	81,206	310,171
Owner-occupied:
Office	143,386	35,961	26,856	50,830	5,336	24,403
Churches	102,277	22,837	6,454	43,770	14,321	14,895
Industrial warehouses	145,760	11,818	3,420	65,102	12,483	52,937
Health care	124,138	18,622	7,453	82,350	2,568	13,145
Convenience stores	106,546	13,072	7,159	63,830	908	21,577
Retail	70,423	16,398	7,422	25,770	4,379	16,454
Restaurants	54,942	3,897	1,339	31,144	16,698	1,864
Auto dealerships	29,944	7,657	305	13,512	8,470	—
Nursing homes/senior living	216,863	62,871	—	148,061	5,931	—
Other	85,017	4,449	5,140	54,868	1,775	18,785
Total owner-occupied loans	1,079,296	197,582	65,548	579,237	72,869	164,060
Loans secured by nonfarm, nonresidential properties	$2,442,308	$659,792	$240,514	$913,696	$154,075	$474,231

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

At September 30, 2019, the allowance for loan losses, LHFI, was $83.2 million, an increase of $3.9 million, or 5.0%, when compared with December 31, 2018.  The increase in the allowance for loan loss during the first nine months of 2019 was principally due to an increase in reserves required related to changes in quantitative and qualitative reserve factors for commercial LHFI.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 357.15% at September 30, 2019, compared to 350.77% at December 31, 2018 principally due to an increase in allowance for loan losses, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s $83.2 million allowance for loan losses, LHFI, represented 0.98% of commercial LHFI and 0.61% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.90% as of September 30, 2019.  This compares with an allowance to total LHFI of 0.90% at December 31, 2018, which was allocated to commercial LHFI at 0.99% and to consumer and mortgage LHFI at 0.57%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$80,399	$12,860	$3,052	$39,644	$8,608	$16,235
LHFI charged-off	(2,892)	(436)	(61)	(1,697)	(673)	(25)
Recoveries	2,680	107	197	2,088	190	98
Net (charge-offs) recoveries	(212)	(329)	136	391	(483)	73
Provision for loan losses, LHFI	3,039	561	(154)	1,528	2,175	(1,071)
Balance at end of period	$83,226	$13,092	$3,034	$41,563	$10,300	$15,237

	Three Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$83,566	$11,329	$3,009	$47,848	$5,062	$16,318
Transfers (1)	772	—	—	772	—	—
LHFI charged-off	(7,017)	(301)	(48)	(6,380)	(247)	(41)
Recoveries	2,880	103	634	1,703	343	97
Net (charge-offs) recoveries	(4,137)	(198)	586	(4,677)	96	56
Provision for loan losses, LHFI	8,673	593	(431)	(1,630)	8,100	2,041
Balance at end of period	$88,874	$11,724	$3,164	$42,313	$13,258	$18,415

	Nine Months Ended September 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$79,290	$11,175	$3,242	$40,592	$8,422	$15,859
LHFI charged-off	(9,862)	(1,043)	(229)	(7,308)	(1,079)	(203)
Recoveries	6,662	421	722	4,662	502	355
Net (charge-offs) recoveries	(3,200)	(622)	493	(2,646)	(577)	152
Provision for loan losses, LHFI	7,136	2,539	(701)	3,617	2,455	(774)
Balance at end of period	$83,226	$13,092	$3,034	$41,563	$10,300	$15,237

	Nine Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
Transfers (2)	1,554	—	782	772	—	—
LHFI charged-off	(12,980)	(722)	(136)	(11,233)	(803)	(86)
Recoveries	7,766	328	1,804	4,584	720	330
Net (charge-offs) recoveries	(5,214)	(394)	1,668	(6,649)	(83)	244
Provision for loan losses, LHFI	15,801	1,645	(2,105)	3,802	7,914	4,545
Balance at end of period	$88,874	$11,724	$3,164	$42,313	$13,258	$18,415

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Heritage and Reliance mergers, which were transferred from acquired impaired loans to LHFI in the third quarter of 2018.

(2)	The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance mergers, which were transferred from acquired impaired loans to LHFI in 2018.

Charge-offs exceeded recoveries for the three and nine months ended September 30, 2019 and 2018.  Net charge-offs for the three months ended September 30, 2019 declined $3.9 million, or 94.9%, when compared to the same time period in 2018, primarily due to a large commercial credit in the Mississippi market region that was charged off during the third quarter of 2018.  Net charge-offs for the nine months ended September 30, 2019 decreased $2.0 million, or 38.6%, when compared to the same time period in 2018, principally due to one large commercial credit in the Mississippi market region that was charged off during the third quarter of 2018, partially offset by a decline in recoveries of amounts previously charged off in the Florida market region.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for the three and nine months ended September 30, 2019 totaled 0.13% and 0.10% of average loans (LHFS and LHFI), respectively, compared to 0.39% and 0.24% of average loans (LHFS and LHFI), respectively, for the same time periods in 2018.  The decrease in the provision for loan losses, LHFI when the three months ended September 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI and a decline in net charge-offs, partially offset by an increase in provision expense related to loan growth.  The decrease in the provision for loan losses, LHFI when the nine months ended September 30, 2019 is compared to the same time period in 2018 was primarily due to a decrease in the amount of provision expense related to new and existing impaired LHFI partially offset by increases in provision expense related to loan growth and changes in qualitative and quantitative reserve factors.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at September 30, 2019 and December 31, 2018 ($ in thousands):

	September 30, 2019	December 31, 2018
Nonaccrual LHFI
Alabama	$2,936	$3,361
Florida	311	1,175
Mississippi	43,895	44,331
Tennessee	10,193	8,696
Texas	1,695	4,061
Total nonaccrual LHFI	59,030	61,624
Other real estate
Alabama	6,501	6,873
Florida	6,983	8,771
Mississippi	17,646	17,255
Tennessee	844	1,025
Texas	—	744
Total other real estate	31,974	34,668
Total nonperforming assets	$91,004	$96,292

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.95%	1.07%

Loans past due 90 days or more
LHFI	$878	$856

LHFS - Guaranteed GNMA serviced loans (1)	$36,445	$37,384

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2019, nonaccrual LHFI totaled $59.0 million, or 0.62% of total LHFS and LHFI, reflecting a decrease of $2.6 million, or 0.03% of total LHFS and LHFI, relative to December 31, 2018.  The decrease in nonaccrual LHFI during the first nine months of 2019 was primarily due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region, for which reserves were previously established, foreclosure of one large nonaccrual healthcare credit in the Mississippi market region and reduction of two large commercial nonaccrual credits in the Mississippi and Texas market regions, which were largely offset by a large commercial credit in the Mississippi market region that was placed on nonaccrual during the third quarter of 2019.

As of September 30, 2019, nonaccrual energy-related LHFI totaled $11.0 million and represented 8.3% of Trustmark’s total energy-related portfolio, compared to $12.0 million, or 7.0% of Trustmark’s total energy-related portfolio, as of December 31, 2018.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2019 decreased $2.7 million, or 7.8%, when compared with December 31, 2018.  The decrease in other real estate was a result of properties sold and write-downs on foreclosed properties across all five market regions, partially offset by new properties foreclosed in the Mississippi, Alabama and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$31,243	$6,451	$7,826	$15,511	$815	$640
Additions	3,583	—	—	3,509	74	—
Disposals	(2,715)	(117)	(843)	(1,029)	—	(726)
Write-downs	(137)	167	—	(345)	(45)	86
Balance at end of period	$31,974	$6,501	$6,983	$17,646	$844	$—

	Three Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$39,667	$8,290	$9,789	$19,358	$1,486	$744
Additions	3,284	161	1,967	774	382	—
Disposals	(5,584)	(938)	(2,825)	(1,064)	(757)	—
Write-downs	(892)	13	—	(877)	(28)	—
Balance at end of period	$36,475	$7,526	$8,931	$18,191	$1,083	$744

	Nine Months Ended September 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	5,684	569	—	5,000	115	—
Disposals	(6,574)	(726)	(1,517)	(3,375)	(230)	(726)
Write-downs	(1,804)	(215)	(271)	(1,234)	(66)	(18)
Balance at end of period	$31,974	$6,501	$6,983	$17,646	$844	$—

	Nine Months Ended September 30, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	10,368	380	2,740	6,866	382	—
Disposals	(15,264)	(2,894)	(7,690)	(2,935)	(1,745)	—
Write-downs	(1,857)	(620)	(56)	(1,054)	(89)	(38)
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$36,475	$7,526	$8,931	$18,191	$1,083	$744

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $53 thousand, or 2.9%, when the first nine months of 2019 is compared to the same time period in 2018, as the decline in write-downs on other real estate was mostly offset by an increase in the amount of reserves for other real estate write-downs.

For additional information regarding other real estate, please see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

As of September 30, 2019 and December 31, 2018, acquired loans consisted of the following ($ in thousands):

	September 30, 2019	December 31, 2018
Loans secured by real estate:
Construction, land development and other land	$5,417	$5,878
Secured by 1-4 family residential properties	18,437	22,556
Secured by nonfarm, nonresidential properties	40,930	47,979
Other real estate secured	6,887	8,253
Commercial and industrial loans	4,925	15,267
Consumer loans	593	1,356
Other loans	3,815	5,643
Acquired loans	81,004	106,932
Less allowance for loan losses, acquired loans	1,249	1,231
Net acquired loans	$79,755	$105,701

During the first nine months of 2019, acquired loans decreased $25.9 million, or 24.2%, compared to balances at December 31, 2018, primarily due to pay-downs and pay-offs of these acquired loans.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $11.254 billion at September 30, 2019 compared to $11.364 billion at December 31, 2018, a decrease of $110.2 million, or 1.0%.  During the first nine months of 2019, noninterest-bearing deposits increased $126.5 million, or 4.3%, primarily due to growth in commercial and public noninterest-bearing deposit accounts, partially offset by a decline in consumer noninterest-bearing deposit accounts.  During the first nine months of 2019, interest-bearing deposits decreased $236.8 million, or 2.8%, primarily due to declines in public and consumer interest checking accounts, time deposit accounts and savings accounts, partially offset by growth in consumer and commercial money market deposit accounts.

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

Federal funds purchased and securities sold under repurchase agreements totaled $376.7 million at September 30, 2019 compared to $50.5 million at December 31, 2018, an increase of $326.2 million.  Of these amounts $51.7 million and $50.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, federal funds purchased totaled $325.0 million at September 30, 2019, compared to none at December 31, 2018.  The increase in the upstream federal funds purchased during the first nine months of 2019, was primarily due to a seasonal decline in public deposits.

Other borrowings totaled $76.7 million at September 30, 2019, a decrease of $3.2 million, or 4.0%, when compared with $79.9 million at December 31, 2018, primarily due to a decline in GNMA optional repurchase loans, which was mostly offset by the addition of building and equipment finance lease liabilities resulting from the adoption of FASB ASU 2016-02, “Leases (Topic 842).”  GNMA optional repurchase loans totaled $48.1 million at September 30, 2019, a decrease of $13.5 million, or 21.9%, compared to December 31, 2018.  See the section captioned “LHFS” for more information on Trustmark’s serviced GNMA loans eligible for repurchase.

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

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in Trustmark’s 2018 Annual Report.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At September 30, 2019, Trustmark’s total shareholders’ equity was $1.645 billion, an increase of $53.9 million, or 3.4%, when compared to December 31, 2018.  During the first nine months of 2019, shareholders’ equity increased primarily as a result of net income of $116.5 million and improvements in the fair market value of securities available for sale, net of tax, of $32.3 million, partially offset by common stock repurchases of $54.4 million and common stock dividends of $44.9 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2018 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at September 30, 2019 and 1.875% at December 31, 2018.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2019 and December 31, 2018.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2019 and 2018 were $0.69.  Trustmark’s indicated dividend for 2019 is $0.92 per common share, which is the same as dividends per common share in 2018.

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

Following receipt of non-objection from the FRB, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares may be acquired through March 31, 2020.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Under this authority, Trustmark repurchased approximately 537 thousand shares of its outstanding common stock valued at $17.5 million between April 1, 2019 and September 30, 2019.

Together, with repurchases under the previous program, Trustmark repurchased approximately 1.7 million shares of its common stock valued at $54.4 million during the nine months ended September 30, 2019.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $11.440 billion for the first nine months of 2019 and represented approximately 84.7% of average liabilities and shareholders’ equity, compared to average deposits of $10.959 billion, which represented 81.1% of average liabilities and shareholders’ equity for the first nine months of 2018.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2019, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $16.9 million compared to $23.9 million at December 31, 2018.  At both September 30, 2019 and December 31, 2018, Trustmark had no outstanding brokered CDs.

At September 30, 2019, Trustmark had $325.0 million of upstream federal funds purchased, compared to none at December 31, 2018.  The increase in the upstream federal funds purchased during the first nine months of 2019, was primarily due to a seasonal decline in public deposits.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at September 30, 2019 and December 31, 2018.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $3.055 billion at September 30, 2019.

In addition, at September 30, 2019, Trustmark had $828 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $879 thousand at December 31, 2018.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At September 30, 2019, Trustmark had approximately $429.0 million available in unencumbered agency securities compared to $496.2 million at December

31, 2018.  The decrease was primarily due to Management’s decision to suspend reinvestment of security cash flows during the fourth quarter of 2017, partially offset by a seasonal decrease in the collateral requirements for public deposits.

Another borrowing source is the Discount Window.  At September 30, 2019, Trustmark had approximately $979.2 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.012 billion at December 31, 2018.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2019, Trustmark had no shares of preferred stock issued and outstanding.

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2019 and 2018.  The accumulated net after-tax gain related to the effective cash flow hedge included in AOCL totaled $50 thousand at September 30, 2019 compared to a net after-tax gain of $469 thousand at

December 31, 2018.  Amounts reported in AOCL related to this derivative are reclassified to other interest expense as interest payments are made on Trustmark’s variable rate junior subordinated debentures.  During the next three months, Trustmark estimates that $67 thousand will be reclassified as a decrease to other interest expense.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $554.2 million at September 30, 2019, with a positive valuation adjustment of $1.8 million, compared to $203.2 million, with a negative valuation adjustment of $586 thousand at December 31, 2018.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $426.5 million at September 30, 2019 compared to $318.0 million at December 31, 2018.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $3.7 million and a net positive ineffectiveness of $72 thousand for the three months ended September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018, the impact was a net negative ineffectiveness of $8.5 million and a net positive ineffectiveness of $3.5 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $854.0 million related to this program, compared to $475.8 million as of December 31, 2018.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of September 30, 2019, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million compared to $75 thousand at December 31, 2018.  As of September 30, 2019, Trustmark had posted collateral of $1.6 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both September 30, 2019 and December 31, 2018, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $37.8 million and $23.1 million, respectively.  At September 30, 2019, Trustmark had entered into ten risk participation agreements as a guarantor with an aggregate notional amount of $80.4 million, compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at September 30, 2019 and December 31, 2018.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2019 and 2018.  At September 30, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2019	2018
+200 basis points	6.7%	-0.8%
+100 basis points	3.4%	-0.4%
-100 basis points	-4.8%	-1.7%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2019 and 2018.  At September 30, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2019	2018
+200 basis points	8.0%	0.7%
+100 basis points	4.8%	0.7%
-100 basis points	-8.6%	-4.2%

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

At September 30, 2019, the MSR fair value was $73.0 million, compared to $101.4 million at September 30, 2018.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2019, would be a decline in fair value of approximately $3.4 million and $2.3 million, respectively, compared to a decline in fair value of approximately $3.0 million and $4.2 million, respectively, at September 30, 2018.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2018 Annual Report.  There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2019.

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

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in several lawsuits related to the collapse of the Stanford Financial Group.

On August 23, 2009, a purported class action complaint was filed in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants (the Rotstain Complaint).  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Plaintiffs have demanded a jury trial.  Plaintiffs did not quantify damages.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  On November 4, 2016, the OSIC filed a First Amended Intervenor Complaint, which added claims for (i) aiding, abetting or participation in violations of the Texas Securities Act and (ii) aiding, abetting or participation in breach of fiduciary duty.  On November 7, 2017, the court denied the Class Plaintiffs’ motion seeking class certification and designation of class representatives and counsel, finding that common issues of fact did not predominate.  The court granted the OSIC’s motion to lift the discovery stay that it had previously ordered.

On May 3, 2019, individual investors and entities filed motions to intervene in the action.  On September 18, 2019, the court denied the motions to intervene.  On October 14, 2019, certain of the proposed intervenors filed a notice of appeal.

On December 14, 2009, a different Stanford-related lawsuit was filed in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine and Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with Trustmark as defendants.  The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws.  The complaint does not quantify the amount of money the plaintiffs seek to recover.  In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings.  On March 29, 2010, the court stayed the case.  TNB filed a motion to lift the stay, which was denied on February 28,

2012.  In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

On April 11, 2016, Trustmark learned that a different Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  To date, TNB has not been served in connection with this action.

On November 1, 2019, TNB was named as a defendant in a complaint filed by Paul Blaine Smith, Carolyn Bass Smith and other plaintiffs identified therein (the Smith Complaint).  The Smith Complaint was filed in District Court, Harris County, Texas and named TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants.  The Smith Complaint relates to the collapse of the Stanford Financial Group, as does the other pending litigation relating to Stanford summarized above.  Plaintiffs in the Smith Complaint have demanded a jury trial.

Trustmark has only recently become aware of the Smith Complaint (which has not yet been served upon TNB).  Trustmark and its counsel are carefully evaluating the Smith Complaint in the form that is publicly available, and will update the foregoing description to the extent that additional material facts are ascertained.

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

All pending legal proceedings described above are being vigorously contested.  In accordance with FASB Accounting Standards Codification (ASC) Topic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that a loss in any such proceeding is not probable and reasonably estimable.  All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable.  In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution.  Management currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s 2018 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following receipt of non-objection from the FRB, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares may be acquired through March 31, 2020.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2019 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2019 to July 31, 2019	—	$—	—	$86,992
August 1, 2019 to August 31, 2019	71,600	32.79	71,600	84,644
September 1, 2019 to September 30, 2019	66,969	32.35	66,969	82,478
Total	138,569		138,569
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	President and Chief Executive Officer		Treasurer, Principal Financial Officer and
Principal Accounting Officer

DATE:	November 7, 2019	DATE:	November 7, 2019