Form 10-K
period 2019-12-31
TRUSTMARK CORP
filed 2020-02-20
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-3683

TRUSTMARK CORPORATION

(Exact name of Registrant as specified in its charter)

Mississippi		64-0471500
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

248 East Capitol Street, Jackson, Mississippi		39201
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:		(601) 208-5111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	TRMK	Nasdaq Global Select Market
(Title of Class)	(Trading Symbol)	(Name of Exchange on Which Registered)

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

Based on the closing sales price at June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.217 billion.

As of January 31, 2020, there were issued and outstanding 63,843,049 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2020 Annual Meeting of Shareholders to be held April 28, 2020 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, local, state and national economic and market conditions, including potential market impacts of efforts by the Board of Governors of the Federal Reserve Board (FRB) to reduce the size of its balance sheet, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets as well as crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission (SEC).

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1.	BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2019, TNB had total assets of $13.496 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 193 offices and 2,844 full-time equivalent associates (measured at December 31, 2019) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

Wealth Management and Trust Services – TNB offers specialized services and expertise in the areas of wealth management, trust, investment and custodial services for corporate and individual customers.  These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations.  TNB also provides corporate trust and institutional custody, securities brokerage, financial and estate planning and retirement plan services.  TNB’s Wealth Management Segment is also assisted by Trustmark Investment Advisors, Inc. (TIA), a SEC-registered investment adviser and a wholly-owned subsidiary of TNB.  TIA provides customized investment management services to TNB’s Wealth Management Segment, which in turn relies upon that advice to provide investment management services to TNB’s wealth management customers.

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past five years ($ in thousands):

December 31,	2019	2018	2017	2016	2015
Securities	$2,340,503	$2,721,456	$3,295,121	$3,515,325	$3,533,240
Total securities growth (decline)	$(380,953)	$(573,665)	$(220,204)	$(17,915)	$(12,012)
Total securities growth (decline)	-14.00%	-17.41%	-6.26%	-0.51%	-0.34%

Loans *	$9,408,229	$8,942,800	$8,831,484	$8,123,460	$7,481,796
Total loans growth (decline)	$465,429	$111,316	$708,024	$641,664	$482,918
Total loans growth (decline)	5.20%	1.26%	8.72%	8.58%	6.90%

Assets	$13,497,877	$13,286,460	$13,797,953	$13,352,333	$12,678,896
Total assets growth (decline)	$211,417	$(511,493)	$445,620	$673,437	$428,263
Total assets growth (decline)	1.59%	-3.71%	3.34%	5.31%	3.50%

Deposits	$11,245,557	$11,364,411	$10,577,512	$10,056,012	$9,588,230
Total deposits growth (decline)	$(118,854)	$786,899	$521,500	$467,782	$(110,128)
Total deposits growth (decline)	-1.05%	7.44%	5.19%	4.88%	-1.14%

Equity	$1,660,702	$1,591,453	$1,571,701	$1,520,208	$1,473,057
Total equity growth (decline)	$69,249	$19,752	$51,493	$47,151	$53,117
Total equity growth (decline)	4.35%	1.26%	3.39%	3.20%	3.74%

Years Ended December 31,
Revenue **	$613,634	$604,256	$592,213	$561,476	$564,914
Total revenue growth (decline)	$9,378	$12,043	$30,737	$(3,438)	$(13,564)
Total revenue growth (decline)	1.55%	2.03%	5.47%	-0.61%	-2.34%

*	Includes loans held for investment and acquired loans.
**	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income.

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

LHFI Secured by Construction, Land Development, and Other Land – Construction and land development loans include loans for both commercial and residential properties to builders/developers, other commercial borrowers and consumers.  This category also includes loans secured by vacant land, except land known to be used or usable for agricultural purposes, such as crop and livestock production.  Repayment is normally derived from the sale of the underlying property or from permanent financing, which refinances Trustmark’s initial loan.  Trustmark’s engagement in this type of lending is generally extended to those builders and developers exhibiting the highest credit quality with significant equity invested in the project and is primarily restricted to projects within Trustmark’s geographic markets.  The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral and availability of permanent financing.  Risk within this portfolio is mitigated through adherence to policies and lending limits, periodic target credit reviews of the different segments of this portfolio, inspection of projects throughout the life of the loan and routine monitoring of financial information and collateral values as they are updated.

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

Recent Economic and Industry Developments

The economy continued to show moderate signs of improvement during 2019; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in emerging markets, combined with uncertainty regarding the potential monetary policy changes by the FRB, the consequences of the decision of the United Kingdom to exit the European Union, the potential impact on the economy of the current United States presidential administration’s policies and United States trade relations, particularly with China.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations.

In the January 2020 “Summary of Commentary on Current Economic Conditions by Federal Reserve Districts,” the twelve Federal Reserve Districts’ reports suggested national economic activity expanded at a modest pace during the reporting period.  Reports by the twelve Federal Reserve Districts noted loan volumes were mostly characterized as steady to expanding moderately, home sales trend varied widely but were flat overall, residential rental markets strengthened, new residential construction expanded modestly, commercial real estate activity varied substantially and little change in activity in the energy sector.  Reports by the twelve Federal Reserve Districts also noted employment was steady to rising modestly, though labor markets remained tight throughout the nation, wages rose at a modest to moderate pace and prices continued to rise at a modest pace.  Most Federal Reserve Districts cited widespread labor shortages as a factor constraining job growth.  Reports by the twelve Federal Reserve Districts noted tariffs and trade uncertainty continued to weigh on some businesses, but expectations for the near-term outlook remained modestly favorable across the nation.

The Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), reported that economic activity expanded at a modest pace, labor markets remained tight and wage pressures persisted for lower-skilled positions, residential real estate conditions continued to improve as lower mortgage rates increased demand for housing, commercial real estate leasing and sales activity was steady and financial conditions at banking institutions within the District remained healthy, noting improved earnings as increases in noninterest income helped to offset ongoing declines in the net interest margin, asset quality remained stable and moderate loan growth.  The Federal Reserve’s Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), reported that economic conditions improved slightly, employment levels were unchanged, as labor markets remained tight, and moderate growth in wages, residential real estate activity declined slightly and residential construction activity increased slightly while builders remain confident that housing demand will remain robust due to low mortgage rates, commercial construction activity increased modestly, and banking conditions improved modestly as outstanding loan volumes increased by 4.0% during the fourth quarter compared to one year ago.  The Federal Reserve’s Eleventh District, Dallas (which includes Trustmark’s Texas market region), reported economic activity expanded solidly, moderate employment growth and upward wage pressures continued, home sales increased broadly with demand exceeding expectations in some areas due to healthy job growth and low mortgage rates, apartment demand remained healthy, activity in the office market was mixed in Houston, increased growth in loan demand, growth in loan volumes was broad based with both commercial and residential real estate lending continuing to lead the growth and loan pricing continued to decline.  The Federal Reserve’s Eleventh District also reported that drilling activity was up slightly, though the energy sector remains distressed as access to capital was limited, particularly for small firms, and bankruptcies could likely rise; however, U.S. crude oil production is projected to grow in 2020.

During October 2019, the FRB lowered the target range for the federal funds rate for the third time in 2019 as anticipated.  While recently-released FRB minutes indicate that a majority of the Board believe that there is not a need to cut rates further, the level of future rates will likely depend upon the performance of the economy. Interest rates remain within a low range that, when combined with the extended period of historically low interest rates in recent years, continue to place pressure on net interest margins for Trustmark (as well as its competitors).  Any further declines in interest rates will place additional competitive pressure on net interest margins.  Conversely, any increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

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

At June 30, 2019, Trustmark’s deposit market share ranked within the top three positions in 55% of the 56 counties served and within the top five positions in 71% of the counties served.  The table below presents FDIC deposit data regarding TNB’s deposit market share by state as of June 30, 2019.  The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.66%
Florida	0.17%
Mississippi	13.92%
Tennessee	0.36%
Texas	0.06%

Services provided by the Wealth Management Segment face competition from many national, regional and local financial institutions.  Companies that offer broad services similar to those provided by Trustmark, such as other banks, trust companies and full-service brokerage firms, as well as companies that specialize in particular services offered by Trustmark, such as investment advisors and mutual fund providers, all compete with Trustmark’s Wealth Management Segment.

Trustmark’s insurance subsidiary faces competition from local, regional and national insurance companies, independent insurance agencies as well as from other financial institutions offering insurance products.

Trustmark’s ability to compete effectively is a result of providing customers with desired products and services in a convenient and cost-effective manner.  Customers for commercial, consumer and mortgage banking as well as wealth management and insurance services are influenced by convenience, quality of service, personal contacts, availability of products and services and competitive pricing.  Trustmark continually reviews its products, locations, alternative delivery channels, and pricing strategies to maintain and enhance its competitive position.  While Trustmark’s position varies by market, Management believes it can compete effectively as a result of the quality of Trustmark’s products and services, local market knowledge and awareness of customer needs.

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

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act), permits a bank holding company, such as Trustmark, to acquire a bank located in any other state, regardless of state law to the contrary, subject to certain deposit-percentage, aging requirements, and other restrictions, if the company is well-capitalized.  The Riegle-Neal Act also generally permits national and state-chartered banks to branch interstate through acquisitions of banks in other states, if the resulting institution would be well-capitalized and well-managed.

The CRA requires an insured depository institution’s appropriate federal banking regulator to evaluate the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch.  A rating of less than “Satisfactory” may provide a basis for denial of such an application.  As of its last examination from the Office of the Comptroller of the Currency (OCC), TNB received a CRA rating of “Satisfactory.”  On December 12, 2019, the OCC and the FDIC released a proposal that would, among other things, establish a new evaluation framework to assess the distribution of an institution’s retail loans in major retail lending business lines within each assessment area and the value of the institution’s qualifying CRA activities relative to its retail domestic deposits, and would clarify the types of loans, investments, and services that are qualifying CRA activities.  Management is reviewing the potential impact of the proposal on TNB.

Under provisions of the BHC Act referred to as the “Volcker Rule,” limitations are placed on the ability of certain insured depository institutions, insured depository institution holding companies and their affiliates (“banking entities”), including Trustmark and TNB, to acquire or retain ownership interests in, or act as sponsor to, certain investment funds, including hedge funds and private equity funds.  The Volcker Rule also places restrictions on proprietary trading by a banking entity.  In October 2019, five federal financial agencies finalized revisions to the Volcker Rule to simplify and tailor compliance requirements relating to the rule.  The revisions replace the Volcker Rule’s compliance program requirements for a banking entity with trading assets and liabilities of less than $1 billion, including Trustmark and TNB, with a rebuttable presumption of the entity’s compliance with the rule, and simplify compliance requirements associated with exempt market making, underwriting and risk-mitigating hedging activities for such an entity.  The revisions also changed the “short-term intent” prong of the Volcker Rule’s definition of “trading account” by replacing the prong's presumption that financial instruments held for fewer than 60 days are for the trading account with a new presumption that financial instruments held for 60 days or more are not for the trading account.  Finally, the revisions adopt an exclusion for customer-driven swaps and matched swaps from the proprietary trading restrictions of the Volcker Rule.  Management is reviewing the potential impact of the revisions on Trustmark and TNB.  The revisions became effective on January 1, 2020, with a compliance date of January 1, 2021, but banking organizations may voluntarily comply with the revisions earlier than the compliance date.

The OCC has the authority to approve applications by national banks to establish de novo branches, including, under the Riegle-Neal Act, in states other than the bank’s home state if the law of the State in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a State bank chartered by such State.

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

In July 2019, the OCC, the FRB, and the FDIC issued a final rule intended to simplify aspects of the regulatory capital rules for banking organizations, such as Trustmark and TNB, that are not advanced approaches banking organizations.  The final rule includes amendments to the capital treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.  Trustmark and TNB have adopted these amendments as of January 1, 2020.   Management does not expect these amendments to have a material effect on Trustmark’s or TNB’s regulatory capital ratios.

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

At December 31, 2019, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.93%, 12.48% and 13.25% of its total risk-weighted assets, respectively.  At December 31, 2019, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.30%, 12.30% and 13.07% of its total risk-weighted assets, respectively.  At December 31, 2019, the leverage ratios for Trustmark and TNB were 10.48% and 10.35%, respectively.  As of December 31, 2019, the most recent notification from the OCC categorized TNB as well-capitalized based on the ratios and guidelines described above.

In December 2018, the federal banking agencies issued a final rule to revise their regulatory capital rules to address the Current Expected Credit Losses (CECL) accounting standard and provide an option to phase in the day-one regulatory capital effects of the adoption of the CECL accounting standard over three years.  Under the final rule, an institution that is required to adopt the CECL accounting standard beginning the first quarter of 2020, such as Trustmark, can make a one-time election to phase in the effects of the accounting standard on its regulatory capital calculations, such that the effects of adopting the CECL accounting standard on regulatory capital are fully phased in as of the first quarter of 2023.  Based on Trustmark’s assessment of the CECL accounting standard and the impact of adoption on Trustmark’s consolidated financial statements and regulatory capital calculations, Trustmark did not make this one-time election to phase in the effects of the accounting standard on its regulatory capital calculations.  For additional information regarding Trustmark’s implementation of the CECL accounting standard, see the section captioned “Pending Accounting Pronouncements – ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” included in Note 1 – Significant Accounting Policies – Accounting Policies Recently Adopted and Pending Accounting Pronouncements in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

Trustmark also is expected to consult, and in some cases obtain the approval of, the FRB in advance of redeeming or repurchasing its stock.  In evaluating the appropriateness of a proposed redemption or repurchase of stock, the FRB will consider, among other things, the potential loss that a bank holding company may suffer from the prospective need to increase reserves and write down assets as a result of continued asset deterioration, and its ability to raise additional common equity and other capital to replace the stock that will be redeemed or repurchased.  The FRB also will consider the potential negative effects on the bank holding company’s capital structure of replacing common stock with any lower-tier form of regulatory capital issued.

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

The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  OFAC administers and enforces applicable economic and trade sanctions programs.  These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers and those believed to be involved in the proliferation of weapons of mass destruction.  These regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals.  Trustmark maintains policies, procedures and other internal controls designed to comply with these sanctions programs.

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

Sections 23A and 23B of the Federal Reserve Act establish parameters for an insured bank to conduct “covered transactions” with its affiliates, generally (i) limiting the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limiting the aggregate of all such transactions with all affiliates to an amount equal to 20% of the bank’s capital stock and surplus, and (ii) requiring that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate.  In addition, an insured bank’s loans to affiliates must be fully collateralized.  The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guarantee on behalf of the affiliate and several other types of transactions.

Payment of Dividends

The principal source of Trustmark’s cash revenue is dividends from TNB.  There are various legal and regulatory provisions that limit the amount of dividends TNB can pay to Trustmark without regulatory approval.  Under the National Bank Act, approval of the OCC is required if the total of all dividends declared in any calendar year exceeds the total of TNB’s net income for that year combined with its retained net income from the preceding two years. Also, under the National Bank Act, TNB may not pay any dividends in excess of undivided profits (retained earnings).  In addition, subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or any of its subsidiaries.  Further, subsidiary banks of a bank holding company are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services to the bank holding company.  Moreover, an institution’s failure to exceed the capital conservation buffer set forth in the capital rules with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.

CFPB

The Dodd-Frank Act established the CFPB within the Federal Reserve System as an independent bureau with responsibility for consumer financial protection.  The CFPB is responsible for issuing rules, orders and guidance implementing federal consumer financial laws.  The CFPB has primary enforcement authority over “very large” insured depository institutions or insured credit unions and their affiliates.  An insured depository institution is deemed “very large” if it reports assets of more than $10.0 billion in its quarterly Call Report for four consecutive quarters.  The CFPB has near exclusive supervision authority, including examination authority, over these “very large” institutions and their affiliates to assess compliance with federal consumer financial laws, to obtain information about the institutions’ activities and compliance systems and procedures, and to detect and assess risks to consumers and markets.  The CFPB has broad authority to prevent “unfair, deceptive or abusive acts or practices” and ensure consistent enforcement of laws so that all consumers have access to markets for consumer financial products and services that are fair, transparent and competitive.  The CFPB has rulemaking and interpretive authority under the Dodd-Frank Act and other federal consumer financial services laws, as well as broad supervisory, examination and enforcement authority over large providers of consumer financial products and services, such as TNB.  TNB’s total assets exceeded $10.0 billion for the four quarters ended December 31, 2019, and therefore, TNB is subject to CFPB supervision.

In October 2017, the CFPB issued a final rule generally requiring lenders that make certain covered short-term loans, longer-term balloon-payment loans, or longer-term loans with certain costs and features, to reasonably determine that a borrower of a covered loan has the ability to repay such a loan, make certain disclosures to the borrower before attempting to withdraw payment from the borrower’s account, forego from making three consecutive attempts to withdraw payments and report covered loans to registered information systems.  In June 2019, the CFPB issued a final rule to delay from the third quarter of 2019 to the fourth quarter of 2020 the compliance date of the 2017 final rule’s requirements for a lender to determine a consumer’s ability to repay a covered loan and report covered loans to registered information systems.  In February 2019, the CFPB issued a proposal that would rescind such requirements.  Based on TNB’s current credit portfolio, any covered loans made by TNB are considered exempt “accommodation loans” under the CFPB’s 2017 final rule, and accordingly, Trustmark does not expect that the 2017 final rule, the June 2019 final rule, or the February 2019 proposal will have a material impact on its operations.

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

FDIC Deposit Insurance Assessments

The deposits of TNB are insured by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute.  The Dodd-Frank Act increased the minimum reserve ratio requirement for the DIF to 1.35% of total estimated insured deposits or the comparable percentage of the deposit assessment base.

The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate.  The Dodd-Frank Act revised the deposit insurance assessment base to be equal to a bank’s total assets minus the sum of (1) its average tangible equity during the assessment period, and (2) any additional amount the FDIC determines is warranted for custodial and banker’s banks.

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

In the third quarter of 2018, the DIF reserve ratio reached the statutorily required minimum level of 1.35%, which ended surcharges on institutions with $10.0 billion or more in assets, such as Trustmark, that had been in effect.

TNB’s FDIC assessment expenses declined during 2018 as the lower regular assessment rates and the allowable adjustments more than offset the surcharge of 4.5 cents per $100 of assessment base that had been in effect.  In 2019, TNB’s expenses related to deposit insurance premiums totaled $6.4 million.

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

Employees

At December 31, 2019, Trustmark employed 2,844 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Information about Executive Officers of Trustmark

The executive officers of Trustmark and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 65

Trustmark Corporation

President and Chief Executive Officer since January 2011

Trustmark National Bank

Chief Executive Officer since January 2011

President from January 2011 to December 2019

Louis E. Greer, 65

Trustmark Corporation

Treasurer and Principal Financial Officer since January 2007

Trustmark National Bank

Executive Vice President and Chief Financial Officer since February 2007

Granville Tate, Jr., 63

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

Brunini, Grantham, Grower & Hewes, PLLC

Partner from January 1990 to December 2015

Board of Directors from January 2010 to November 2015

Chairman of the Board of Directors from January 2010 to May 2015

Monica A. Day, 59

Trustmark National Bank

President – Institutional Banking since April 2019

Executive Vice President and Real Estate Banking Manager from May 2017 to April 2019

Senior Vice President and Corporate Commercial Real Estate Manager from October 2008 to May 2017

Duane A. Dewey, 61

Trustmark National Bank

President since January 2020

Chief Operating Officer since January 2019

President – Corporate Banking from September 2011 to December 2018

Robert Barry Harvey, 60

Trustmark National Bank

Executive Vice President and Chief Credit Officer since March 2010

David Kennedy, 44

Trustmark National Bank

Executive Vice President and Chief Information Officer since December 2018

Chief Information Security Consultant from May 2018 to December 2018

Stone Energy Corporation

Chief Technology Officer from July 2013 to May 2018

Technology Management Consultant from July 2012 to November 2017

James M. Outlaw, Jr., 67

Trustmark National Bank

Executive Vice President and Chief Administrative Officer since August 2014

Thomas C. Owens, 55

Trustmark National Bank

Executive Vice President and Bank Treasurer since September 2013

W. Arthur Stevens, 55

Trustmark National Bank

President – Retail Banking since September 2011

Breck W. Tyler, 61

Trustmark National Bank

President – Mortgage Services since March 2012

C. Scott Woods, 63

Trustmark National Bank

President – Insurance and Wealth Management since November 2017

President – Insurance Services from March 2012 to November 2017

On December 10, 2019, Trustmark announced that the Board of Directors of Trustmark appointed Gerard R. Host to succeed R. Michael Summerford as Chairman of the Board of Trustmark effective April 28, 2020, the date of the 2020 Annual Shareholders’ Meeting.  Additionally, on December 10, 2019, the Board of Directors of TNB appointed Duane A. Dewey to serve as President and to continue to serve as Chief Operating Officer of TNB effective January 1, 2020.  Mr. Host will continue to serve as President and Chief Executive Officer of Trustmark and as Chief Executive Officer of TNB.

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings.  Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change.  Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.  During October 2019, the FRB lowered the target range for the federal funds rate for the third time in 2019 as anticipated.  While recently-released FRB minutes indicate that a majority of the Board believe that there is not a need to cut rates further, the level of future rates will likely depend upon the performance of the economy. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2019, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may increase 5.7%, while a hypothetical 100 basis point increase in interest rates, may increase net interest income 3.0%.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2019, it is estimated net interest income may decrease by 5.2%.

Net interest income is Trustmark’s largest revenue source, and it is important to discuss how Trustmark’s interest rate risk may be influenced by the various factors shown below:

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

The economy continued to show moderate signs of improvement in 2019; however, economic concerns remain as a result of the cumulative weight of volatility in crude oil prices and uncertain growth prospects in emerging markets, combined with uncertainty regarding the potential monetary policy changes by the FRB, the consequences of the decision of the United Kingdom to exit the European Union, the potential impact on the economy of the current United States presidential administration’s policies and United States trade relations, particularly with China.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations. While domestic demand for loans has improved, further meaningful gains will depend on sustained economic growth.  Strategic risk, including threats to business models from rising rates and modest economic growth, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

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

•

The price per barrel of crude oil remained volatile during 2019.  As of December 31, 2019, energy-related LHFI represented approximately 1.3% of Trustmark’s total LHFI portfolio and consisted principally of loans within the oilfield services and midstream segments.  Additionally, as of December 31, 2019, approximately 8.6% of Trustmark’s energy-

related LHFI, or 0.1% of Trustmark’s total LHFI portfolio, were classified as nonperforming or nonaccrual.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Nonetheless, if oil prices fall below current levels for an extended period of time, Trustmark could experience weakening or increased losses within its energy-related LHFI portfolio.

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

Liquidity refers to Trustmark’s ability to ensure that sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposit withdrawals, funding operating costs and other corporate purposes.  Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ or when assets cannot be liquidated at fair market value as needed.  Trustmark obtains funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased and securities sold under repurchase agreements, the Federal Reserve Discount Window (Discount Window) and Federal Home Loan Bank (FHLB) advances.  Any significant restriction or disruption of Trustmark’s ability to obtain funding from these or other sources could have a negative effect on Trustmark’s ability to satisfy its current and future financial obligations, which could materially affect Trustmark’s financial condition or results of operations.

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

Additionally, the Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which implements CECL as a new impairment model based on expected credit losses, will require Trustmark to recognize all expected credit losses over the life of a loan based on historical experience, current conditions and reasonable and supportable forecasts.  CECL generally is expected to result in earlier recognition of credit losses, which would increase reserves and decrease capital.  Additionally, the CECL model could be materially impacted by changes in current and forecasted macroeconomic conditions.  It is not possible to predict the timing or magnitude of changes in macroeconomic conditions or the impact such changes could have on Trustmark’s allowance for expected credit losses; however, material changes in the allowance for expected credit losses could have a material impact on Trustmark’s reserves and capital.

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

Trustmark may be adversely affected by the transition from the London Interbank Offered Rate (LIBOR) as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, has proposed the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.  However, there are conceptual and technical differences between LIBOR and SOFR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.

Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change Trustmark’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Trustmark has organized an internal initiative to identify operational and contractual best practices, assess its risks, manage the transition, facilitate communication with its customers, and monitor the impacts.  Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition, results of operations and reputation with its customers.

Trustmark could be required to write down goodwill and other intangible assets.

If Trustmark consummates an acquisition, a portion of the purchase price would generally be allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2019, goodwill and other identifiable intangible assets were $387.0 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2019 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2019, Trustmark held $29.2 million of other real estate, compared to $34.7 million at December 31, 2018.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for impairment indicators.  As of December 31, 2019, gross unrealized losses on temporarily impaired securities totaled $7.3 million.  Trustmark may be required to record impairment charges if these investments suffer a decline in value that is other-than-temporary.  If it is determined that a significant impairment has occurred, Trustmark would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on results of operations in the period in which a write-off, if any, occurs.

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

Changes in retail distribution strategies and consumer behavior may adversely impact Trustmark’s investments in premises, equipment, technology and other assets and may lead to increased expenditures to change its retail distribution channel.

Trustmark has significant investments in bank premises and equipment for its branch network. Advances in technology such as ecommerce, telephone, internet and mobile banking, and in-branch self-service technologies including interactive teller machines and other equipment, as well as an increasing customer preference for these other methods of accessing Trustmark’s products and services, could decrease the value of its branch network, technology, or other retail distribution physical assets and may cause Trustmark to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate, reconfigure or close a number of Trustmark’s remaining branches or to otherwise reform its retail distribution channel.

Potential acquisitions by Trustmark may disrupt Trustmark’s business and dilute shareholder value.

Trustmark continuously monitors the market for merger or acquisition opportunities and, depending upon business and other considerations, may elect to pursue one or more such opportunities in the future. Any such merger or acquisition candidate would need to have a similar culture to Trustmark, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including: potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, difficulty and expense of integrating the operations and personnel of the target company, potential disruption to Trustmark’s business, potential diversion of Trustmark’s Management’s time and attention, the possible loss of key employees and customers of the target company, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company.  Acquisitions may involve the payment of a premium over book and market values, and, therefore, some dilution of Trustmark’s tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue projections, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

In order to deliver new products and services and to improve the productivity of existing products and services, the banking industry relies on rapidly evolving technologies.  Trustmark continues to invest in technology to facilitate the ability of its customers to engage in financial transactions, and otherwise enhance the customer experience with respect to its products and services.  Trustmark’s ability to effectively utilize new technologies to address customer needs and create operating efficiencies could materially affect future prospects.  Management cannot provide any assurances that Trustmark will be successful in utilizing such new technologies.  Incorporation of new products and services, such as internet and mobile banking services, may require significant resources and expose Trustmark to additional risks, including cyber-security risks.

Trustmark’s use of third-party service providers and Trustmark’s other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

Trustmark regularly uses third-party service providers and subcontractors as part of its business.  Trustmark also has substantial ongoing business relationships with partners and other third-parties and relies on certain third-parties to provide products and services necessary to maintain day-to-day operations.  These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, OCC, CFPB and FDIC.  Under regulatory guidance, Trustmark is required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third-party service providers and subcontractors and other ongoing third-party business relationships.  Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships.  Trustmark maintains a system of policies and procedures designed to ensure adequate due diligence is performed and to monitor vendor risks.  While Trustmark believes these policies and procedures effectively mitigate risk, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

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

Trustmark’s success depends substantially on its ability to attract and retain skilled, experienced personnel.  Competition for qualified candidates in the activities and markets that Trustmark serves is intense.  While Trustmark invests significantly in the training and development of its employees, it is possible that Trustmark may not be able to retain key employees.  If Trustmark were unable to retain its most qualified employees, its performance and competitive positioning could be materially adversely affected.

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

Substantial legal liability against Trustmark, including its subsidiaries, could materially adversely affect Trustmark’s business, financial condition or results of operations, or cause significant harm to its reputation.

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

Trustmark’s principal offices are housed in its main office building located in downtown Jackson, Mississippi and owned by TNB.  Trustmark’s main office building is primarily allocated for bank use with a small portion available for occupancy by tenants on a lease basis, although such incidental leasing activity is not material to Trustmark’s operations.  As of December 31, 2019, Trustmark, through TNB, operated 178 full-service branches, 15 limited-service branches and an ATM network, which included 236 automated teller machines (ATMs) and 14 interactive teller machines (ITMs) at its branches and other locations.  In addition, Trustmark operated 11 offices in various locations providing mortgage banking, wealth management and insurance services.  Trustmark leases 32 of its branch and other office locations with the remainder being owned.  Trustmark believes its properties are suitable and adequate to operate its financial services business.

ITEM 3.	LEGAL PROCEEDINGS

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in several lawsuits related to the collapse of the Stanford Financial Group.

On August 23, 2009, a purported class action complaint was filed in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Class Plaintiffs have demanded a jury trial.  Class Plaintiffs did not quantify damages.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  On November 4, 2016, the OSIC filed a First Amended Intervenor Complaint, which added claims for (i) aiding, abetting or participation in violations of the Texas Securities Act and (ii) aiding, abetting or participation in the breach of fiduciary duty.  On November 7, 2017, the court denied the Class Plaintiffs’ motion seeking class certification and designation of class representatives and counsel, finding that common issues of fact did not predominate.  The court granted the OSIC’s motion to lift the discovery stay that it had previously ordered.

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

On December 30, 2019, a complaint was filed in the United States District Court for the Southern District of Mississippi, Northern Division (the Court) by Alysson Mills in her capacity as Court-appointed Receiver (the Receiver) for Arthur Lamar Adams (Adams) and Madison Timber Properties, LLC (Madison Timber), naming TNB, two other Mississippi-based financial institutions both of which are unaffiliated with Trustmark and two individuals, one of who was employed by TNB at all times relevant to the complaint and the other was employed either by TNB or one of the other defendant financial institutions, as defendants.  The complaint seeks to recover from the defendants, for the benefit of the receivership estate and also for certain investors who were allegedly defrauded by Adams and Madison Timber, damages (including punitive damages) and related costs allegedly attributable to actions of the defendants that allegedly enabled illegal and fraudulent activities engaged in by Adams and Madison Timber.  The Receiver did not quantify damages.

TNB’s relationship with Adams and Madison Timber consisted of traditional banking services in the ordinary course of business.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested.  In accordance FASB Accounting Standards Codification (ASC) Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Management believes, based on the advice of legal counsel and Management’s evaluation, that a loss in any such proceeding is not probable and reasonably estimable.  All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable.  In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution.  Management currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the Nasdaq Stock Market and is traded under the symbol “TRMK.”

Trustmark paid quarterly cash dividends to shareholders of $0.23 per share, or $0.92 per share annually, in 2019.  As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so.  All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2020, there were approximately 3,435 registered shareholders of record and approximately 21,264 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 19 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock could be acquired through March 31, 2019.  Trustmark repurchased approximately 1.2 million shares of its common stock valued at $36.9 million during the year ended December 31, 2019, compared to approximately 2.0 million shares of its common stock valued at $62.4 million repurchased during the year ended December 31, 2018.  Under the 2016 program, Trustmark repurchased approximately 3.2 million shares valued at $100.0 million.

The Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2019 under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2020.  The adoption of this new stock repurchase program followed the receipt of non-objection from the FRB.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Under this authority, Trustmark repurchased approximately 601 thousand shares of its common stock valued at $19.7 million during the year ended December 31, 2019.

Together, with the repurchases under the previous program, Trustmark purchased approximately 1.8 million shares of its common stock valued at $56.6 million during the year ended December 31, 2019.

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions.  There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue purchases under the program at any time at Management’s discretion.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the Morningstar Banks – Regional – US index.  The Morningstar Banks – Regional – US index is an industry index published by Morningstar and consists of 1,000 large, regional, diverse financial institutions serving the corporate, government and consumer needs of retail banking, investment banking, trust management, credit cards and mortgage banking in the United States.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2014, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2014	2015	2016	2017	2018	2019
Trustmark	100.00	97.57	156.24	143.70	131.89	164.51
Morningstar Banks - Regional - US	100.00	93.77	120.37	142.21	125.41	152.82
NASDAQ Composite-Total Return	100.00	106.96	116.45	150.96	146.67	200.49

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2019 ($ in thousands, except per share data).  The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2019	2018	2017	2016	2015
Consolidated Statements of Income
Total interest income	$510,492	$485,612	$449,795	$412,080	$412,225
Total interest expense	83,903	66,192	42,245	24,547	20,460
Net interest income	426,589	419,420	407,550	387,533	391,765
Provision for loan losses, LHFI	10,797	17,993	15,094	10,957	8,375
Provision for loan losses, acquired loans	42	(1,005)	(7,395)	3,757	3,425
Noninterest income	187,045	184,836	184,663	173,943	173,149
Noninterest expense	429,002	415,415	430,169	407,298	401,662
Income before income taxes	173,793	171,853	154,345	139,464	151,452
Income taxes	23,333	22,269	48,715	31,053	35,414
Net Income	$150,460	$149,584	$105,630	$108,411	$116,038

Revenue (1)
Total revenue	$613,634	$604,256	$592,213	$561,476	$564,914

Per Share Data
Basic earnings per share	$2.33	$2.22	$1.56	$1.60	$1.72
Diluted earnings per share	2.32	2.21	1.56	1.60	1.71
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average equity	9.28%	9.43%	6.77%	7.14%	7.94%
Return on average tangible equity	12.45%	12.86%	9.39%	9.99%	11.36%
Return on average assets	1.11%	1.11%	0.77%	0.84%	0.95%
Average equity/average assets	12.02%	11.78%	11.38%	11.73%	11.90%
Net interest margin (fully taxable equivalent)	3.62%	3.54%	3.48%	3.53%	3.78%
Dividend payout ratio	39.48%	41.44%	58.97%	57.50%	53.49%

Credit Quality Ratios (2)
Net charge-offs (recoveries)/average loans	0.06%	0.19%	0.11%	0.10%	0.15%
Provision for loan losses/average loans	0.12%	0.20%	0.18%	0.14%	0.12%
Nonperforming loans/total loans (incl LHFS)	0.56%	0.69%	0.77%	0.61%	0.76%
Nonperforming assets/total loans (incl LHFS) plus other real estate	0.86%	1.07%	1.26%	1.38%	1.81%
Allowance for loan losses/total loans (excl LHFS)	0.90%	0.90%	0.90%	0.91%	0.95%

(1)	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income.
(2)	Excludes Acquired Loans and Covered Other Real Estate.

December 31,	2019	2018	2017	2016	2015
Consolidated Balance Sheets
Total assets	$13,497,877	$13,286,460	$13,797,953	$13,352,333	$12,678,896
Securities	2,340,503	2,721,456	3,295,121	3,515,325	3,533,240
Total loans (incl LHFS and acquired loans)	9,634,576	9,096,599	9,011,996	8,299,387	7,641,985
Deposits	11,245,557	11,364,411	10,577,512	10,056,012	9,588,230
Total shareholders' equity	1,660,702	1,591,453	1,571,701	1,520,208	1,473,057

Stock Performance
Market value - close	$34.51	$28.43	$31.86	$35.65	$23.04
Book value	25.87	24.17	23.20	22.48	21.80
Tangible book value	19.84	18.24	17.35	16.76	15.98

Capital Ratios
Total equity/total assets	12.30%	11.98%	11.39%	11.39%	11.62%
Tangible equity/tangible assets	9.72%	9.31%	8.77%	8.74%	8.79%
Tangible equity/risk-weighted assets	11.58%	11.11%	11.13%	11.39%	11.68%
Tier 1 leverage ratio	10.48%	10.26%	9.67%	9.90%	10.03%
Common equity tier 1 risk-based capital ratio	11.93%	11.77%	11.77%	12.16%	12.57%
Tier 1 risk-based capital ratio	12.48%	12.33%	12.33%	12.76%	13.21%
Total risk-based capital ratio	13.25%	13.07%	13.10%	13.59%	14.07%

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2019 and 2018 ($ in thousands, except per share data):

2019	1Q	2Q	3Q	4Q
Interest income	$125,491	$130,136	$130,228	$124,637
Interest expense	20,683	22,412	21,762	19,046
Net interest income	104,808	107,724	108,466	105,591
Provision for loan losses, LHFI	1,611	2,486	3,039	3,661
Provision for loan losses, acquired loans	78	106	(140)	(2)
Noninterest income	41,491	49,639	48,337	47,578
Noninterest expense	106,021	106,101	106,853	110,027
Income before income taxes	38,589	48,670	47,051	39,483
Income taxes	5,250	6,530	6,016	5,537
Net income	$33,339	$42,140	$41,035	$33,946
Earnings per share
Basic	$0.51	$0.65	$0.64	$0.53
Diluted	0.51	0.65	0.64	0.53

2018	1Q	2Q	3Q	4Q
Interest income	$115,640	$120,266	$124,770	$124,936
Interest expense	13,547	15,102	17,787	19,756
Net interest income	102,093	105,164	106,983	105,180
Provision for loan losses, LHFI	3,961	3,167	8,673	2,192
Provision for loan losses, acquired loans	150	(441)	(467)	(247)
Noninterest income	46,793	47,391	47,093	43,559
Noninterest expense	102,465	103,800	105,223	103,927
Income before income taxes	42,310	46,029	40,647	42,867
Income taxes	5,480	6,216	4,394	6,179
Net income	$36,830	$39,813	$36,253	$36,688
Earnings per share
Basic	$0.54	$0.59	$0.54	$0.55
Diluted	0.54	0.59	0.54	0.55

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.  Discussion and analysis of Trustmark’s financial condition and results of operations for the years ended December 31, 2018 and 2017 are included in the respective sections within Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trustmark’s Annual Report filed on Form 10-K for the year ended December 31, 2018.

Executive Overview

During 2019, Trustmark remained focused on its strategic initiatives of profitably increasing revenue across its financial services businesses, optimizing its balance sheet, deploying capital through stock repurchases and maintaining disciplined expense management.  Trustmark achieved solid financial results with total revenue of $153.2 million and $613.6 million for the three months and year ended December 31, 2019, respectively.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $499.8 million, or 5.7%, during the year ended December 31, 2019.  Credit quality remained strong and continued to be an important contributor to Trustmark’s financial success.  Trustmark remains committed to supporting investments to promote profitable revenue growth, reengineering processes to enhance operational efficiency, realigning delivery channels to support changing customer preferences and managing the franchise for the long-term.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  The Board of Directors of Trustmark declared a quarterly cash dividend of $0.23 per share.  The dividend is payable March 15, 2020, to shareholders of record on March 1, 2020.

Financial Highlights

Trustmark reported net income of $33.9 million, or basic and diluted earnings per share (EPS) of $0.53, for the fourth quarter of 2019, compared to $36.7 million, or basic and diluted EPS of $0.55, in the fourth quarter of 2018.  The decrease in net income when the fourth quarter of 2019 is compared to the same time period in 2018 was principally due to increases in total noninterest expense of $6.1 million, or 5.9%, and the provision for loan losses, LHFI of $1.5 million, or 67.0%, partially offset by an increase in total noninterest income of $4.0 million, or 9.2%.  Trustmark’s reported performance during the quarter ended December 31, 2019, produced a return on average tangible equity of 10.85%, a return on average assets of 1.00%, an average equity to average assets ratio of 12.30% and a dividend payout ratio of 43.40%, compared to a return on average tangible equity of 12.41%, a return on average assets of 1.09%, an average equity to average assets ratio of 11.95% and a dividend payout ratio of 41.82% during the quarter ended December 31, 2018.

Revenue, which is defined as net interest income plus noninterest income, totaled $153.2 million for the quarter ended December 31, 2019 compared to $148.7 million for the quarter ended December 31, 2018, an increase of $4.4 million, or 3.0%.  The increase in total revenue for the fourth quarter of 2019 was principally due to an increase in total noninterest income primarily as a result of increases in mortgage banking, net and other noninterest income, net.

Mortgage banking, net increased $2.2 million, or 38.5%, when the fourth quarter of 2019 is compared to the same time period in 2018, primarily due to an increase gain of sales or loans, net partially offset by an increase in the negative net hedge ineffectiveness.  The net negative hedge ineffectiveness was primarily due to market volatility and adjustments to asset valuation assumptions during the fourth quarter of 2019.  See the section captioned “Derivatives” for further discussion of the MSR hedge ineffectiveness.  Other noninterest income, net increased $1.5 million, or 81.3%, when the fourth quarter of 2019 is compared to the same time period in 2018, primarily due to increases in other miscellaneous income and gains on sales of premises and equipment, net as well as a decline in amortization of tax credit partnerships.

Trustmark’s provision for loan losses, LHFI for the three months ended December 31, 2019 totaled $3.7 million, an increase of $1.5 million, or 67.0%, when compared to a provision for loan losses, LHFI of $2.2 million for the three months ended December 31, 2018.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.

The increase in noninterest expense when the fourth quarter of 2019 is compared to the same time period in 2018 was principally due to increases in salaries and employee benefits, services and fees and other real estate expense, net.  Salaries and employee benefits increased $3.6 million or 6.1% when the fourth quarter of 2019 is compared to the fourth quarter of 2018, primarily due to higher commission expense related to improvements in mortgage originations and the insurance lines of business and an increase in salaries expense primarily due to general merit increases.  Services and fees increased $1.6 million, or 8.9%, when the fourth quarter of 2019 is compared to the fourth quarter of 2018, principally due to increases in data processing charges related to software, professional services and fees and advertising expense.  Other real estate expense, net increased $1.4 million principally due to an increase in write-downs of other real estate properties.

For the year ended December 31, 2019, Trustmark reported net income of $150.5 million, or basic and diluted EPS of $2.33 and $2.32, respectively, compared to $149.6 million, or basic and diluted EPS of $2.22 and $2.21, respectively, for the year ended December 31, 2018 and $105.6 million, or basic and diluted EPS of $1.56, for the year ended December 31, 2017.  The increase in net income when 2019 is compared to 2018 was principally due to an increase in net interest income of $7.2 million, or 1.7%, and a decrease in the provision for loan losses, LHFI, of $7.2 million, or 40.0%, partially offset by an increase in total noninterest expense of $13.6 million, or 3.3%.  Trustmark’s reported performance for the year ended December 31, 2019, produced a return on average tangible equity of 12.45%, a return on average assets of 1.11% and a dividend payout ratio of 39.48%, compared to a return on average tangible equity of 12.86%, a return on average assets of 1.11% and a dividend payout ratio of 41.44% for the year ended December 31, 2018 and a return on average tangible equity of 9.39%, a return on average assets of 0.77% and a dividend payout ratio of 58.97% for the year ended December 31, 2017.  Trustmark’s average equity to average assets ratio was 12.02%, 11.78% and 11.38% for the years ended December 31, 2019, 2018 and 2017, respectively.

Revenue totaled $613.6 million for the year ended December 31, 2019, compared to $604.3 million and $592.2 million for the years ended December 31, 2018 and 2017, respectively.  The increase in total revenue for 2019 compared to 2018 was principally the result of an increase in interest and fees on LHFS and LHFI and declines in other interest expense and interest expense on federal funds purchased and securities sold under repurchase agreements (repurchase agreements), partially offset by an increase in interest expense on deposits and decreases in interest on total securities and interest and fees on acquired loans.

Interest and fees on LHFS and LHFI for 2019 increased $44.2 million, or 11.2%, compared to 2018, primarily due to an increase in interest earned on the LHFI portfolio as a result of the $499.8 million, or 5.7%, year-over-year increase in the LHFI portfolio and higher interest rates.  Other interest expense declined $4.2 million, or 55.7%, when 2019 is compared to 2018, principally due to a decrease in interest expense on FHLB advances.  Interest expense on federal funds purchased and repurchase agreements declined $3.4 million, or 70.3%, when 2019 is compared to 2018, primarily due to Trustmark’s reduction of its funding from external sources at the end of 2018 as well as the FRB’s reduction of the target rate for federal funds during the second half of 2019.  See the section captioned “Borrowings” for further discussion on funding from external sources.  Interest expense on deposits for 2019 increased $25.2 million, or 46.8%, when compared to 2018, principally due to increases in average balances of interest-bearing demand deposits as well as higher interest rates in general.  Interest on total securities for 2019 declined $12.0 million, or 17.5%, compared to 2018, principally due to a $381.0 million, or 14.0%, decline in total securities primarily due to the run-off of maturing investment securities.  Interest and fees on acquired loans for 2019 decreased $8.7 million, or 51.1%, compared to 2018, primarily due to declines in accretion income and loan recovery from settlement of debt related to loans acquired in all four acquisitions and deferred fee amortization and other interest and fees related to loans acquired in the Reliance merger, as a result of paydowns/pay-offs of these loans as well as acquired loans transferred to LHFI during 2018.

Trustmark’s provision for loan losses, LHFI, for 2019 totaled $10.8 million, a decrease of $7.2 million, or 40.0%, when compared to a provision for loan losses, LHFI of $18.0 million for 2018.  Please see the section captioned “Provision for Loan Losses, LHFI,” for additional information regarding the provision for loan losses, LHFI.

The increase in noninterest expense during 2019 was principally due to increases in salaries and employee benefits and services and fees, partially offset by a decline in FDIC assessment expense.  Salaries and employee benefits increased $9.7 million, or 4.1%, when 2019 is compared to 2018, primarily due to increases in commission expense related to improvements in mortgage originations and the insurance lines of business, salaries expense primarily due to general merit increases, insurance expense related to Trustmark’s health plans and stock compensation.  Services and fees for 2019 increased $6.9 million, or 10.4%, compared to 2018 primarily due to increases in data processing charges related to software, professional services and fees and advertising expense.  FDIC assessment expense declined $3.0 million, or 31.7%, when 2019 is compared to 2018, principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

LHFI totaled $9.336 billion at December 31, 2019, an increase of $499.8 million, or 5.7%, compared to the balance at December 31, 2018.  The increase in LHFI during 2019 was principally due to net increases in loans secured by real estate in all five market regions partially offset by declines in commercial and industrial loans in Trustmark’s Mississippi and Tennessee market regions.

At December 31, 2019, nonperforming assets, excluding acquired loans, totaled $82.5 million, a decrease of $13.8 million, or 14.4%, compared to December 31, 2018 due to declines in both nonaccrual LHFI and other real estate.  Total nonaccrual LHFI were $53.2 million at December 31, 2019, representing a decrease of $8.4 million, or 13.6%, relative to December 31, 2018 principally due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region and one large commercial nonaccrual credit in the Texas market region, for which reserves were previously established, as well as foreclosure of one large nonaccrual healthcare credit and reduction of one large commercial nonaccrual credit in the Mississippi market, which were largely offset by a large commercial nonaccrual credit in the Mississippi market region that was placed on nonaccrual during 2019.  The percentage of loans, excluding acquired loans, that are 30 days or more past due and nonaccrual LHFI decreased in 2019 to 1.28% compared to 1.56% in 2018 and 1.53% in 2017.  Other real estate declined $5.4 million, or 15.6%, during 2019 as a result of properties sold and write-downs on foreclosed properties across all five market regions, partially offset by new properties foreclosed in Trustmark’s Mississippi, Alabama, and Tennessee market regions.

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

Total deposits were $11.246 billion at December 31, 2019, a decrease of $118.9 million, or 1.0% compared to December 31, 2018, as a result of declines in both noninterest-bearing and interest-bearing deposits.  During 2019, noninterest-bearing deposits decreased $46.4 million, or 1.6%, primarily due to a decline in public demand deposit accounts partially offset by growth in commercial and consumer demand deposit accounts. Interest-bearing deposits decreased $72.5 million, or 0.9%, principally due to declines in public interest checking accounts and all categories of time deposits, which were largely offset by growth in consumer money market deposit accounts and commercial interest checking accounts.

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposits growth.  Federal funds purchased and repurchase agreements totaled $256.0 million at December 31, 2019, an increase of $205.5 million when compared to December 31, 2018, primarily due to an increase in upstream federal funds purchased principally as a result of the decline in public deposits.

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

Trustmark’s allowance for loan losses, LHFI consists of three components: (i) a historical valuation allowance determined in accordance with FASB ASC Topic 450, “Contingencies,” based on historical loan loss experience for LHFI with similar characteristics and trends, (ii) a specific valuation allowance determined in accordance with FASB ASC Topic 310 based on probable losses on specific LHFI and (iii) a qualitative risk valuation allowance determined in accordance with FASB ASC Topic 450 based on general economic conditions and other specific internal and external qualitative risk factors.  Each of these components calls for estimates, assumptions and judgments, in particular, the qualitative risk valuation allowance requires significant judgment by Management in developing their estimate.  Trustmark’s independent auditor, Crowe LLP, identified Management’s estimate of the qualitative risk valuation allowance as a critical audit matter, please see Report of Independent Registered Public Accounting Firm included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

At December 31, 2019, the MSR fair value was $79.4 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2019, would be a decline in fair value of approximately $3.5 million and $2.7 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2019 totaled $334.6 million for the General Banking Segment and $45.0 million for the Insurance Segment, a consolidated total of $379.6 million.  Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $7.3 million at December 31, 2019, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed in two phases. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure, or a second step, compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  An impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance Segments as of October 1, 2019, 2018, and 2017, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking Segment utilized valuations based on comparable deal values for financial institutions while the test for the Insurance Segment utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that the fair value of the reporting units exceeded the carrying value for both the General Banking Segment and the Insurance Segment; therefore, no impairment charge was required.  Significant changes in future profitability and value of its reporting units could affect Trustmark’s impairment evaluation.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2019	2018	2017
AVERAGE BALANCES
Total shareholders' equity		$1,622,013	$1,586,877	$1,560,884
Less: Goodwill		(379,627)	(379,627)	(375,947)
Identifiable intangible assets		(9,212)	(13,751)	(18,885)
Total average tangible equity		$1,233,174	$1,193,499	$1,166,052
PERIOD END BALANCES
Total shareholders' equity		$1,660,702	$1,591,453	$1,571,701
Less: Goodwill		(379,627)	(379,627)	(379,627)
Identifiable intangible assets		(7,343)	(11,112)	(16,360)
Total tangible equity	(a)	$1,273,732	$1,200,714	$1,175,714

TANGIBLE ASSETS
Total assets		$13,497,877	$13,286,460	$13,797,953
Less: Goodwill		(379,627)	(379,627)	(379,627)
Identifiable intangible assets		(7,343)	(11,112)	(16,360)
Total tangible assets	(b)	$13,110,907	$12,895,721	$13,401,966
Risk-weighted assets	(c)	$11,002,877	$10,803,313	$10,566,818

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$150,460	$149,584	$105,630
Plus: Intangible amortization net of tax		3,088	3,938	3,810
Net income adjusted for intangible amortization		$153,548	$153,522	$109,440
Period end common shares outstanding	(d)	64,200,111	65,834,395	67,746,094
TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.45%	12.86%	9.39%
Tangible equity/tangible assets	(a)/(b)	9.72%	9.31%	8.77%
Tangible equity/risk-weighted assets	(a)/(c)	11.58%	11.11%	11.13%
Tangible book value	(a)/(d)*1,000	$19.84	$18.24	$17.35
COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,660,702	$1,591,453	$1,571,701
AOCI-related adjustments (2)		23,600	55,679	48,248
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(365,738)	(365,779)	(366,461)
Other adjustments and deductions for CET1 (3)		(5,896)	(9,815)	(10,248)
CET1 capital	(e)	1,312,668	1,271,538	1,243,240
Additional tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Less: Additional tier 1 capital deductions		—	—	(2)
Additional tier 1 capital		60,000	60,000	59,998
Tier 1 capital		$1,372,668	$1,331,538	$1,303,238
Common equity tier 1 risk-based capital ratio	(e)/(c)	11.93%	11.77%	11.77%

(1)	Calculated using net income adjusted for intangible amortization divided by total average tangible equity.
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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2019		2018		2017
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$150,460	$2.323	$149,584	$2.211	$105,630	$1.556

Significant non-routine transactions:
Re-measurement of net deferred taxes	—	—	—	—	25,619	0.377
Elimination of deferred tax valuation allowance	—	—	—	—	(8,650)	(0.127)
Defined benefit plan termination, net of tax	—	—	—	—	10,895	0.160
Reliance merger transaction expenses, net of tax	—	—	—	—	1,999	0.029
Non-taxable gain on acquired life insurance proceeds	—	—	—	—	(4,894)	(0.072)
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$150,460	$2.323	$149,584	$2.211	$130,599	$1.923

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	9.28%	n/a	9.43%	n/a	6.77%	8.37%
Return on average tangible equity	12.45%	n/a	12.86%	n/a	9.39%	11.53%
Return on average assets	1.11%	n/a	1.11%	n/a	0.77%	0.95%

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

Net interest income-FTE for 2019 increased $7.2 million, or 1.7%, when compared with 2018.  The net interest margin increased 8 basis points to 3.62% for 2019 when compared to 2018.  The increase in the net interest margin was principally due to growth in the yield on the LHFI and LHFS portfolios, run-off of maturing investment securities and a favorable funding mix, partially offset by higher costs of interest-bearing deposits.  The net interest margin excluding acquired loans, which equals the reported net interest income-FTE excluding interest and fees on acquired loans, as a percentage of average earning assets excluding average acquired loans, for 2019 was 3.58%, an increase of 12 basis point when compared to 2018, due to the factors discussed above.

Average interest-earning assets for 2019 totaled $12.131 billion compared to $12.194 billion for 2018 a decrease of $62.9 million, or 0.5%.  The decline in average earning assets during 2019 was primarily due to decreases in average taxable securities of $507.9 million, or 17.3%, and average acquired loans of $90.9 million, or 50.6%, partially offset by an increase in average loans (LHFS and LHFI) of $504.5 million, or 5.7%.  The decrease in average taxable securities was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.  The decline in average acquired loans during 2019 was primarily attributable to pay-downs and pay-offs of the acquired loans.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $499.8 million, or 5.7%, increase in the LHFI portfolio when balances at December 31, 2019 are compared to balances at December 31, 2018.  This increase primarily represented net increases in loans secured by real estate in all five market regions partially offset by declines commercial and industrial loans in Trustmark’s Mississippi and Tennessee market regions.

During 2019, interest and fees on LHFS and LHFI-FTE increased $44.4 million, or 10.9%, when compared to 2018, due principally to growth in the LHFI portfolio, while the yield on loans (LHFS and LHFI) increased 23 basis points to 4.87% as a result of higher interest rates during 2019.  During 2019, interest on taxable securities decreased $11.4 million, or 17.3%, compared to 2018, primarily due to the run-off of maturing investment securities.  The yield on total securities for 2019 remained flat at 2.28% compared to 2018.  Interest and fees on acquired loans declined $8.7 million, or 51.1%, when 2019 is compared to 2018, while the yield on acquired loans decreased 10 basis points to 9.42%, primarily due to declines in accretion income and loan recovery from settlement of debt related to loans acquired in each of the BancTrust, Bay Bank, Heritage and Reliance transactions and deferred fee amortization and other interest and fees related to loans acquired in the Reliance merger, as a result of paydowns/pay-offs of these loans as well as acquired loans transferred to LHFI during 2018.  As a result of these factors, interest income-FTE increased $25.0 million, or 5.0%, when 2019 is compared to 2018, while the yield on total earning assets increased 22 basis points to 4.31%.

Average interest-bearing liabilities for 2019 totaled $8.741 billion compared to $8.797 billion for 2018, a decrease of $56.7 million, or 0.6%.  The decrease in average interest-bearing liabilities was principally due to declines in average other borrowings and average federal funds purchased and repurchase agreements which were largely offset by an increase in average interest-bearing deposits.  Average other borrowings for 2019 decreased $235.2 million, or 74.0%, when compared to 2018, primarily reflecting a decline in the average balance of outstanding short-term FHLB advances obtained from the FHLB of Dallas.  Average federal funds purchased and repurchase agreements for 2019 declined $218.7 million, or 66.4%, when compared to 2018, primarily due to a decrease in upstream federal funds purchased as a result of the reduction in Trustmark’s external funding needs during 2018 due to deposit growth out-pacing growth in LHFI and the run-off of maturing investment securities.  Average interest-bearing deposits for 2019 increased $397.3 million, or 4.9%, when compared to 2018 due principally to growth in average interest-bearing demand deposits primarily as a result of increases in interest rates in general.

Total interest expense for 2019 increased $17.7 million, or 26.8%, when compared with 2018, principally due to an increase in interest on deposits, in conjunction with rising interest rates in general, partially offset by declines in other interest expense (excluding interest on junior subordinated debt securities) and interest expense on federal funds purchased and repurchase agreements.  Interest on deposits for 2019 increased $25.2 million, or 46.8%, while the rate on interest-bearing deposits increased 26 basis points to 0.93% when compared to 2018, principally due to increases in average balances of interest-bearing demand deposits as well as higher interest rates in general.  Other interest expense for 2019 decreased $4.3 million, or 86.1%, while the rate on other borrowings decreased 73 basis points to 0.85% when compared to 2018, principally due to a decrease in the average balance of and the related interest expense on short-term FHLB advances.  Interest expense on federal funds purchased and repurchase agreements declined $3.4 million, or 70.3%, while the rate of federal fund purchased and repurchase agreements declined 17 basis points to 1.28% when 2019 is compared to 2018, primarily due to Trustmark’s reduction of its funding from external sources at the end of 2018 as well as the FRB’s reduction of the target rate for federal funds during the second half of 2019.  As a result of these factors, the overall rate on interest-bearing liabilities increased 21 basis points to 0.96% when 2019 is compared with 2018.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2019			2018			2017
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$9,529	$240	2.52%	$716	$14	1.96%	$2,229	$33	1.48%
Securities available for sale:
Taxable	1,633,496	37,717	2.31%	1,990,332	45,380	2.28%	2,296,070	52,806	2.30%
Nontaxable	29,948	1,116	3.73%	47,112	1,636	3.47%	73,373	3,042	4.15%
Securities held to maturity:
Taxable	799,726	16,932	2.12%	950,836	20,702	2.18%	1,091,108	23,386	2.14%
Nontaxable	26,874	1,050	3.91%	30,336	1,194	3.94%	32,874	1,575	4.79%
Loans (LHFS and LHFI)	9,302,037	452,578	4.87%	8,797,498	408,175	4.64%	8,412,673	362,795	4.31%
Acquired loans	88,903	8,373	9.42%	179,808	17,115	9.52%	284,898	24,478	8.59%
Other earning assets	240,622	5,363	2.23%	197,431	4,196	2.13%	80,468	1,466	1.82%
Total interest-earning assets	12,131,135	523,369	4.31%	12,194,069	498,412	4.09%	12,273,693	469,581	3.83%
Other assets	1,452,012			1,364,420			1,526,661
Allowance for loan losses	(83,559)			(85,252)			(84,708)
Total Assets	$13,499,588			$13,473,237			$13,715,646

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,051,170	35,428	1.16%	$2,543,463	18,479	0.73%	$2,114,475	6,820	0.32%
Savings deposits	3,650,178	19,462	0.53%	3,720,987	17,980	0.48%	3,308,027	6,047	0.18%
Time deposits	1,783,928	24,281	1.36%	1,823,562	17,477	0.96%	1,730,569	9,850	0.57%
Federal funds purchased and securities sold under repurchase agreements	110,915	1,420	1.28%	329,649	4,788	1.45%	512,085	4,152	0.81%
Other borrowings	82,476	697	0.85%	317,687	5,016	1.58%	1,235,914	13,547	1.10%
Junior subordinated debt securities	61,856	2,615	4.23%	61,856	2,452	3.96%	61,856	1,829	2.96%
Total interest-bearing liabilities	8,740,523	83,903	0.96%	8,797,204	66,192	0.75%	8,962,926	42,245	0.47%
Noninterest-bearing demand deposits	2,918,836			2,892,033			3,028,982
Other liabilities	218,216			197,123			162,854
Shareholders' equity	1,622,013			1,586,877			1,560,884
Total Liabilities and Shareholders' Equity	$13,499,588			$13,473,237			$13,715,646

Net Interest Margin		439,466	3.62%		432,220	3.54%		427,336	3.48%

Less tax equivalent adjustments:
Investments		455			594			1,616
Loans		12,422			12,206			18,170
Net Interest Margin per Consolidated Statements of Income		$426,589			$419,420			$407,550

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$221	$5	$226	$(27)	$8	$(19)
Securities available for sale:
Taxable	(8,252)	589	(7,663)	(6,971)	(455)	(7,426)
Nontaxable	(634)	114	(520)	(964)	(442)	(1,406)
Securities held to maturity:
Taxable	(3,213)	(557)	(3,770)	(3,105)	421	(2,684)
Nontaxable	(135)	(9)	(144)	(116)	(265)	(381)
Loans, net of unearned income (LHFS and LHFI)	23,818	20,585	44,403	16,972	28,408	45,380
Acquired loans	(8,564)	(178)	(8,742)	(9,789)	2,426	(7,363)
Other earning assets	961	206	1,167	2,444	286	2,730
Total interest-earning assets	4,202	20,755	24,957	(1,556)	30,387	28,831

Interest paid on:
Interest-bearing demand deposits	4,290	12,659	16,949	1,594	10,065	11,659
Savings deposits	(346)	1,828	1,482	831	11,102	11,933
Time deposits	(385)	7,189	6,804	555	7,072	7,627
Federal funds purchased and securities sold under repurchase agreements	(2,863)	(505)	(3,368)	(1,839)	2,475	636
Other borrowings	(2,659)	(1,660)	(4,319)	(12,849)	4,318	(8,531)
Junior subordinated debt securities	—	163	163	—	623	623
Total interest-bearing liabilities	(1,963)	19,674	17,711	(11,708)	35,655	23,947
Change in net interest income on a tax equivalent basis	$6,165	$1,081	$7,246	$10,152	$(5,268)	$4,884

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

The provision for loan losses, LHFI totaled $10.8 million for 2019, $18.0 million for 2018 and $15.1 million for 2017.  The decrease in the provision for loan losses, LHFI when 2019 is compared to 2018 was primarily due to decreases in net charge-offs and specific reserves for impaired LHFI, partially offset by increases in reserves required as a result of changes in qualitative reserve factors and growth of the LHFI portfolio.  See the section captioned “Allowance for Loan Losses, LHFI” for further analysis of the provision for loan losses, LHFI.

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

The increase in the provision for loan losses, acquired loans when 2019 is compared to 2018 was principally due to changes in expectations based on the periodic re-estimations performed during the respective periods related to the loans acquired in the BancTrust merger, partially offset by the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions that were transferred from acquired impaired loans to LHFI during 2018.

The following table presents the provision for loan losses, acquired loans, by acquisition for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
BancTrust	$42	$(1,415)	$(6,089)
Bay Bank	—	377	(1,323)
Heritage	—	60	(122)
Reliance	—	(27)	139
Total provision for loan losses, acquired loans	$42	$(1,005)	$(7,395)

Noninterest Income

Noninterest income represented 30.5%, 30.6% and 31.2% of total revenue, before securities gains (losses), net in 2019, 2018 and 2017, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$42,603	-2.5%	$43,702	-0.7%	$44,003	-2.8%
Bank card and other fees	31,736	9.8%	28,905	2.2%	28,286	1.4%
Mortgage banking, net	29,822	-14.0%	34,674	16.0%	29,902	6.0%
Insurance commissions	42,396	4.7%	40,481	6.1%	38,168	3.8%
Wealth management	30,679	1.1%	30,338	—	30,340	-0.5%
Other, net	9,809	45.6%	6,736	-51.7%	13,949	n/m
Total Noninterest Income before securities gains (losses), net	187,045	1.2%	184,836	0.1%	184,648	6.0%
Securities gains (losses), net	—	—	—	-100.0%	15	n/m
Total Noninterest Income	$187,045	1.2%	$184,836	0.1%	$184,663	6.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income for the year ended December 31, 2019 are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Bank Card and Other Fees

The increase in bank card and other fees when 2019 is compared to 2018 was principally due to increases in income from customer derivatives, interchange income and ATM surcharges.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$22,883	2.9%	$22,248	2.7%	$21,663	4.5%
Change in fair value-MSR from runoff	(11,835)	0.5%	(11,774)	9.2%	(10,780)	6.7%
Gain on sales of loans, net (1)	30,296	39.0%	21,800	16.2%	18,765	-8.2%
Mortgage banking income before net hedge ineffectiveness	41,344	28.1%	32,274	8.9%	29,648	-4.6%
Change in fair value-MSR from market changes	(21,078)	n/m	7,342	n/m	(1,050)	n/m
Change in fair value of derivatives	9,556	n/m	(4,942)	n/m	1,304	n/m
Net hedge ineffectiveness	(11,522)	n/m	2,400	n/m	254	n/m
Mortgage banking, net	$29,822	-14.0%	$34,674	16.0%	$29,902	6.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)	The mortgage loan valuation adjustment, previously shown as “Other, net”, has been included in “Gain on sales of loans, net” for all periods presented.

The decrease in mortgage banking, net for 2019 when compared to 2018 was principally due to the net negative hedge ineffectiveness partially offset by an increase in the gain on sales of loans, net.  The net negative hedge ineffectiveness for the year ended December 31, 2019 was primarily the result of lower interest rates, a flatter yield curve, increased market volatility and greater borrower prepayment capacity.  Mortgage loan production increased $361.1 million, or 25.8%, during 2019 to total $1.762 billion. Mortgage loan production increased $45.8 million, or 3.4%, during 2018 to total $1.401 billion.  Loans serviced for others totaled $7.157 billion at December 31, 2019, compared with $6.835 billion at December 31, 2018, and $6.624 billion at December 31, 2017.

Representing a significant component of mortgage banking income is gain on sales of loans, net.  The increase in the gain on sales of loans, net when 2019 is compared to 2018 resulted primarily from higher volumes of loans sold and an increase in the mortgage loan valuation adjustment.  Loan sales increased $311.3 million, or 28.5%, during 2019 to total $1.404 billion compared to a decrease of $86.5 million, or 7.3%, during 2018 to total $1.092 billion.  The increases in loan sales during 2019 was principally due to the increase in mortgage lending activity as a result of lower interest rates.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(7,644)	-12.2%	$(8,707)	-8.9%	$(9,560)	-3.6%
Increase in life insurance cash surrender value	7,202	1.1%	7,121	-0.1%	7,125	3.4%
Other miscellaneous income	10,251	23.2%	8,322	-49.2%	16,384	89.4%
Total other, net	$9,809	45.6%	$6,736	-51.7%	$13,949	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in other income, net when 2019 is compared to 2018 was primarily due to an increase in other miscellaneous income, principally due to net gains on sales of premises and equipment and an increase in cash management fees, and a decrease in the amortization of tax credit partnerships.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$247,717	4.1%	$238,033	3.8%	$229,265	—
Defined benefit plan termination	—	—	—	-100.0%	17,644	n/m
Services and fees	73,315	10.4%	66,382	9.0%	60,893	3.7%
Net occupancy-premises	26,149	-2.1%	26,703	3.6%	25,767	3.1%
Equipment expense	23,733	-4.4%	24,830	1.5%	24,453	0.9%
Other real estate expense:
Write-downs	2,544	n/m	873	-73.5%	3,296	-26.1%
Net (gain)/loss on sale	291	n/m	(700)	-66.5%	(2,091)	-70.3%
Carrying costs	1,071	-41.4%	1,829	-25.9%	2,467	-21.8%
Total other real estate expense, net	3,906	95.1%	2,002	-45.5%	3,672	n/m
FDIC assessment expense	6,444	-31.7%	9,429	-14.4%	11,010	-2.1%
Other expense	47,738	-0.6%	48,036	-16.4%	57,465	-1.5%
Total noninterest expense	$429,002	3.3%	$415,415	-3.4%	$430,169	5.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense for the year ended December 31, 2019 are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits, the largest component of noninterest expense, when 2019 is compared to 2018 was primarily due to increases in commission expense related to improvements in mortgage originations and the insurance lines of business, salaries expense primarily due to general merit increases, insurance expense related to Trustmark’s health plans and stock compensation.

Services and Fees

The increase in services and fees expense when 2019 is compared to 2018 was primarily due to increases in data processing charges related to software, professional services and fees and advertising expense.

Other Real Estate Expense, Net

The increase in other real estate expense, net for 2019 compared to 2018 was principally due to an increase in write-downs of other real estate as well as a net loss on sales of other real estate properties.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding Acquired Loans.”

FDIC Assessment Expense

The decrease in the FDIC assessment expense when 2019 is compared to 2018 was principally due to the lower regular assessment base and elimination of the additional surcharge of 4.5 cents per $100 of assessment base during the third quarter of 2018.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$11,554	4.2%	$11,086	1.6%	$10,908	-10.8%
Amortization of intangibles	4,116	-21.6%	5,248	-14.9%	6,169	-10.2%
Other miscellaneous expense	32,068	1.2%	31,702	-21.5%	40,388	3.0%
Total other expense	$47,738	-0.6%	$48,036	-16.4%	$57,465	-1.5%

The slight decrease in other expense for 2019 when compared to 2018 was principally due to the decrease in amortization of intangibles, which was largely offset by an increase in other miscellaneous expense due to charitable contributions related to the Mississippi Children’s Promise Act.

Results of Segment Operations

Trustmark’s operations are managed along three operating segments: General Banking, Wealth Management and Insurance.  A description of each segment and the methodologies used to measure financial performance and financial information by reportable segment are included in Note 22 – Segment Information located in Part II. Item 8. – Financial Statements and Supplementary Data of this report.  During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  Prior periods include reclassifications to conform to current period presentation.

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
General Banking	$136,364	$138,541	$96,846
Wealth Management	6,141	3,671	3,104
Insurance	7,955	7,372	5,680
Consolidated Net Income	$150,460	$149,584	$105,630

General Banking

Net interest income for the General Banking Segment for 2019 increased $7.1 million, or 1.7%, when compared with 2018.  The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI and decreases in other interest expense and interest expense on federal funds purchased and repurchase agreements, which were largely offset by an increase in interest on deposits and declines in interest on securities and interest and fees on acquired loans.  Net interest income for the General Banking Segment for 2018 increased $13.1 million, or 3.2%, when compared with 2017.  The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI and other interest income and a decrease in other interest expense, partially offset by an increase in interest on deposits and declines in interest on securities and interest and fees on acquired loans.  The provision for loan losses, net during 2019 totaled $10.8 million compared with $17.0 million during 2018 and $7.5 million during 2017.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $175 thousand, or 0.2%, during 2019 compared to a decrease of $2.1 million, or 1.8%, during 2018.  The slight decrease in noninterest income for the General Banking Segment during 2019 was primarily due to the declines in mortgage banking, net and service charges on deposit accounts, which were largely offset by increases in bank card and other fees and other noninterest income, net.  The decrease in noninterest income for the General Banking Segment during 2018 was primarily due to the non-taxable life insurance proceeds received during 2017 partially offset by an increase in mortgage banking, net.  During 2017, Trustmark received $4.9 million in non-taxable proceeds related to life insurance acquired in a previous acquisition and $4.4 million of non-taxable proceeds related to bank-owned life insurance.  Noninterest income for the General Banking Segment represented 21.2% of total revenue for 2019, 21.5% for 2018 and 22.4% for 2017.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $15.1 million, or 4.2%, during 2018 compared to a decrease of $15.4 million, or 4.2%, during 2018.  The increase in noninterest expense for 2019 was principally due to increases in salaries and employee benefits, principally as a result of increases in commission expense related to improvements in mortgage originations, salaries expense primarily due to general merit increases, insurance expense related to Trustmark’s health plans and stock compensation; increases in services and fees, primarily related to increases in data processing charges related to software, professional services and fees and advertising expense; increases in other real estate expense, net, primarily due to an increase in write-downs of other real estate; and the increase in charitable contributions related to the Mississippi Children’s Promise Act.  The decrease in noninterest expense for 2018 was principally due to non-routine transaction expenses related to the termination of the defined benefit pension plan and the Reliance merger incurred during 2017, partially offset by increases in salaries and employee benefits, primarily as a result of general merit increases and higher mortgage origination commission expense, and services and fees, primarily related to data processing software expense.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2019, net income for the Wealth Management Segment increased $2.5 million, or 67.3%, compared to an increase of $567 thousand, or 18.3%, during 2018.  Net interest income for the Wealth Management Segment increased $53 thousand, or 1.5%, during 2019 compared to a decrease of $1.2 million, or 24.5%, during 2018.  Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, increased $441 thousand, or 1.4%, during 2019.  The slight increase in noninterest income for the Wealth Management Segment during 2019 was primarily attributable to an increase in trust management fees. Noninterest income for the Wealth Management Segment was unchanged during 2018 as declines in trust management fees were offset by increases in fees from investment services.  Noninterest expense decreased $2.8 million, or 9.6%, during 2019 compared to a decrease of $819 thousand, or 2.7%, during 2018.  The decrease in noninterest expense for the Wealth Management Segment during 2019 was principally due to a decrease in professional service fees as well as insurance settlement proceeds received during 2019 related to a legal case settled in 2018. The decrease in noninterest expense for the Wealth Management Segment during 2018 was principally due to a decrease in other miscellaneous expense partially offset by increases in data processing expense related to software and salaries and employee benefits resulting from improvements in retail brokerage activity.

At December 31, 2019 and 2018, Trustmark held assets under management and administration of $11.782 billion and $10.592 billion and brokerage assets of $1.993 billion and $1.723 billion, respectively.

Insurance

Net income for the Insurance Segment during 2019 increased $583 thousand, or 7.9%, compared to an increase of $1.7 million, or 29.8%, during 2018.  Noninterest income for the Insurance Segment, which predominately consists of insurance commissions, increased $1.9 million, or 4.8%, during 2019, compared to an increase of $2.3 million, or 6.0%, during 2018.  The increase in noninterest income for the Insurance Segment during 2019 was primarily due to new insurance commission volume across all lines of business.  The increase in noninterest income for the Insurance Segment during 2018 was primarily due to new insurance commission volume primarily in property and casualty coverage.

Noninterest expense for the Insurance Segment increased $1.3 million, or 4.2%, during 2019 and $1.5 million, or 5.0%, during 2018.  Increases in noninterest expense for the Insurance Segment during 2019 and 2018 were primarily due to higher commission expense due to improvements in business volumes and higher salaries expense resulting from modest general merit increases.

Trustmark performed an annual impairment test of the book value of goodwill held in the Insurance Segment as of October 1, 2019, 2018, and 2017.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Segment could result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2019, Trustmark’s combined effective tax rate was 13.4% compared to 13.0% in 2018 and 31.6% in 2017.  During the fourth quarter of 2017, Trustmark incurred non-routine income tax expenses of $17.0 million related to the re-measurement of Trustmark’s net deferred tax assets due to the enactment of the Tax Reform Act and the elimination of a deferred tax valuation allowance related to a prior merger.  Excluding the effect of these non-routine income tax expenses, Trustmark’s combined effective tax rate for 2017 was 20.6%.  The decrease in the effective tax rate for 2018 compared to 2017, was primarily due to the lower statutory corporate tax rate as a result of the enactment of the Tax Reform Act.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., NMTC, low income housing tax credits and historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.  The Tax Reform Act did not impact the availability or accounting for these income tax credits in general; however, as a result of the lower combined effective tax rate, Trustmark is limited in its ability to invest in any new tax credits.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $12.131 billion, or 89.9% of total average assets, at December 31, 2019, compared with $12.194 billion, or 90.5% of total average assets, at December 31, 2018, a decrease of $62.9 million, or 0.5%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio at December 31, 2019 and 2018 was 3.5 and 3.8 years, respectively.

When compared with December 31, 2018, total investment securities decreased by $381.0 million, or 14.0%, during 2019.  This decrease resulted primarily from calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities, partially offset by purchases of available for sale securities as well as a net increase in the fair market value of the securities available for sale.  Trustmark sold no securities during 2019 or 2018.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At December 31, 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss (AOCL) in the accompanying consolidated balance sheets totaled $12.1 million ($9.1 million net of tax) compared to $15.7 million ($11.8 million net of tax) at December 31, 2018.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCL, a separate component of shareholders’ equity.  At December 31, 2019, available for sale securities totaled $1.602 billion, which represented 68.5% of the securities portfolio, compared to $1.812 billion, or 66.6%, at December 31, 2018.  At December 31, 2019, unrealized gains, net on available for sale securities totaled $1.4 million compared to unrealized losses, net of $42.7 million at December 31, 2018.  At December 31, 2019, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2019, held to maturity securities totaled $738.1 million and represented 31.5% of the total securities portfolio, compared with $909.6 million, or 33.4%, at December 31, 2018.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at December 31, 2019, 2018 and 2017 ($ in thousands):

	December 31,
	2019	2018	2017
Securities available for sale
U.S. Government agency obligations	$22,965	$31,235	$45,763
Obligations of states and political subdivisions	24,952	50,503	78,433
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,196	69,648	66,634
Issued by FNMA and FHLMC	714,350	685,520	824,872
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	656,162	830,129	1,028,176
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	113,359	187,494	218,252
Total securities available for sale	$1,600,984	$1,854,529	$2,262,130

Securities held to maturity
U.S. Government agency obligations	$3,781	$3,736	$3,692
Obligations of states and political subdivisions	31,781	35,783	46,039
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	10,820	12,090	13,539
Issued by FNMA and FHLMC	96,631	115,133	133,975
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	485,324	578,827	678,926
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	109,762	164,074	180,315
Total securities held to maturity	$738,099	$909,643	$1,056,486

The following table details the maturities of securities available for sale and held to maturity using the amortized cost at December 31, 2019, and the weighted-average yield for each range of maturities (tax equivalent basis) ($ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations	$251	3.85%	$643	4.33%	$4,715	4.01%	$17,356	3.31%	$22,965
Obligations of states and political subdivisions	19,693	3.83%	1,064	2.57%	273	2.87%	3,922	4.52%	24,952
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	8	—	1,380	2.18%	3,399	2.13%	64,409	2.76%	69,196
Issued by FNMA and FHLMC	—	—	2,635	3.29%	330,414	2.04%	381,301	2.24%	714,350
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	88	2.50%	4,867	2.35%	24,088	2.44%	627,119	2.41%	656,162
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	105,249	2.34%	1,396	3.41%	6,714	2.77%	113,359
Total securities available for sale	$20,040	3.82%	$115,838	2.37%	$364,285	2.10%	$1,100,821	2.39%	$1,600,984

Securities held to maturity
U.S. Government agency obligations	$—	—	$3,781	2.52%	$—	—	$—	—	$3,781
Obligations of states and political subdivisions	5,071	4.81%	26,710	4.08%	—	—	—	—	31,781
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	—	—	—	10,820	3.14%	10,820
Issued by FNMA and FHLMC	—	—	—	—	27,060	1.98%	69,571	2.40%	96,631
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	—	—	—	—	485,324	2.01%	485,324
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	86,123	2.17%	—	—	23,639	2.43%	109,762
Total securities held to maturity	$5,071	4.81%	$116,614	2.62%	$27,060	1.98%	$589,354	2.09%	$738,099

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 97.5% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of December 31, 2019, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2019 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,576,031	98.4%	$1,576,939	98.4%
Aa1 to Aa3	16,630	1.0%	16,690	1.0%
A1 to A3	200	—	200	—
Baa1 to Baa3	1,082	0.1%	1,105	0.1%
Not Rated (1)	7,041	0.5%	7,470	0.5%
Total securities available for sale	$1,600,984	100.0%	$1,602,404	100.0%

Securities Held to Maturity
Aaa	$706,318	95.7%	$714,041	95.7%
Aa1 to Aa3	26,229	3.6%	26,456	3.5%
Not Rated (1)	5,552	0.7%	5,705	0.8%
Total securities held to maturity	$738,099	100.0%	$746,202	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2019, approximately 98.4% of the available for sale securities, measured at the estimated fair value, and 95.7% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At December 31, 2019, LHFS totaled $226.3 million, consisting of $169.3 million of residential real estate mortgage loans in the process of being sold to third parties and $57.1 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2018, LHFS totaled $153.8 million, consisting of $92.2 million of residential real estate mortgage loans in the process of being sold to third parties and $61.6 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2019 or 2018.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 5 – LHFI and Allowance for Loan Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan type for each year of the five-year period ended
December 31, 2019 ($ in thousands):

	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$1,162,791	12.4%	$1,056,601	12.0%	$987,624	11.5%	$831,437	10.6%	$824,723	11.6%
Secured by 1-4 family residential properties	1,855,913	19.9%	1,825,492	20.7%	1,675,311	19.6%	1,660,043	21.1%	1,649,501	23.3%
Secured by nonfarm, nonresidential properties	2,475,245	26.5%	2,220,914	25.1%	2,193,823	25.6%	2,034,176	25.9%	1,736,476	24.5%
Other real estate secured	724,480	7.8%	543,820	6.1%	517,956	6.1%	318,148	4.0%	211,228	3.0%
Commercial and industrial loans	1,477,896	15.8%	1,538,715	17.4%	1,570,345	18.3%	1,528,434	19.5%	1,343,211	18.9%
Consumer loans	175,738	1.9%	182,448	2.1%	171,918	2.0%	170,562	2.2%	169,135	2.4%
State and other political subdivision loans	967,944	10.4%	973,818	11.0%	952,483	11.1%	917,515	11.7%	734,615	10.4%
Other loans	495,621	5.3%	494,060	5.6%	500,507	5.8%	390,898	5.0%	422,496	5.9%
LHFI	$9,335,628	100.0%	$8,835,868	100.0%	$8,569,967	100.0%	$7,851,213	100.0%	$7,091,385	100.0%

LHFI at December 31, 2019 increased $499.8 million, or 5.7%, compared to December 31, 2018.  The increase in LHFI during 2019 was principally due to net increases in loans secured by real estate in all five market regions partially offset by declines in commercial and industrial loans in Trustmark’s Mississippi and Tennessee market regions.

During 2019, LHFI secured by real estate increased $571.6 million, or 10.1%, due to net growth in loans secured by nonfarm, nonresidential properties, other real estate secured loans, construction, land development and other land loans and loans secured by 1-4 family residential properties.  LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $254.3 million, or 11.5%, during 2019, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $184.1 million, or 8.3%, during 2019.  The decrease in the NFNR LHFI portfolio, excluding the other construction reclassifications, was primarily attributable to declines in nonowner-occupied loans in Trustmark’s Mississippi and Alabama market regions as well as declines in owner-occupied loans in all five market regions.  Other real estate secured LHFI increased $180.7 million, or 33.2%, during 2019, primarily due to multi-family residential loans in Trustmark’s Alabama, Texas, Mississippi and Florida market regions that were moved from the other construction loan category.  Excluding the other construction loan reclassifications, other real estate secured LHFI decreased $152.1 million, or 28.0%, during 2019 principally due to declines in multi-family residential properties in all five market regions.  LHFI secured by construction, land development and other land increased $106.2 million, or 10.1%, during 2019, principally due to new loan growth in the other construction category, partially offset by other construction loans that were moved to other loan categories upon completion of the related construction project.  During 2019, $773.8 million loans were moved from other construction to other loan categories, including $334.2 million in multi-family residential loans, $353.4 million in nonowner-occupied loans and $86.2 million in owner-occupied loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $833.9 million for 2019.  LHFI secured by 1-4 family residential properties increased $30.4 million, or 1.7%, during 2019 primarily due to growth in mortgage loans in the Mississippi and Alabama market regions.

The commercial and industrial loan portfolio decreased $60.8 million, or 4.0%, during 2019, due to declines in the Mississippi and Tennessee market regions, partially offset by growth in the Alabama market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At December 31, 2019 and 2018, energy-related LHFI had outstanding balances of approximately $122.9 million and $172.1 million, respectively, which represented approximately 1.3% of Trustmark’s total LHFI portfolio at December 31, 2019 compared to approximately 2.0% of the total LHFI portfolio at December 31, 2018.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties as of December 31, 2019 and 2018 ($ in thousands):

	December 31,
	2019	2018
Home equity loans	$52,348	$54,778
Home equity lines of credit	388,217	393,134
Percentage of loans and lines for which Trustmark holds first lien	59.4%	59.8%
Percentage of loans and lines for which Trustmark does not hold first lien	40.6%	40.2%

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

The following table presents the LHFI composition by region at December 31, 2019 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$1,162,791	$396,640	$87,073	$360,458	$22,998	$295,622
Secured by 1-4 family residential properties	1,855,913	126,541	39,111	1,594,235	82,644	13,382
Secured by nonfarm, nonresidential properties	2,475,245	622,714	255,996	923,335	165,393	507,807
Other real estate secured	724,480	190,099	26,011	283,201	9,627	215,542
Commercial and industrial loans	1,477,896	227,792	22,479	721,854	315,794	189,977
Consumer loans	175,738	24,124	5,002	124,395	19,777	2,440
State and other political subdivision loans	967,944	106,218	38,763	613,476	27,447	182,040
Other loans	495,621	79,404	16,452	301,144	67,526	31,095
LHFI	$9,335,628	$1,773,532	$490,887	$4,922,098	$711,206	$1,437,905

Construction, Land Development and Other Land Loans by Region
Lots	$73,058	$16,166	$22,625	$25,592	$2,032	$6,643
Development	60,881	13,327	8,365	28,390	4,714	6,085
Unimproved land	98,550	22,947	17,050	28,202	11,987	18,364
1-4 family construction	252,073	117,405	21,723	84,277	3,437	25,231
Other construction	678,229	226,795	17,310	193,997	828	239,299
Construction, land development and other land loans	$1,162,791	$396,640	$87,073	$360,458	$22,998	$295,622

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$426,995	$165,213	$41,542	$117,382	$27,709	$75,149
Office	232,572	46,550	27,788	60,682	11,816	85,736
Hotel/motel	315,270	114,786	96,401	52,375	40,708	11,000
Mini-storage	110,097	12,301	3,832	47,561	579	45,824
Industrial	169,165	57,741	10,833	28,790	2,322	69,479
Health care	37,366	11,065	3,462	19,055	—	3,784
Convenience stores	24,283	3,137	—	11,680	639	8,827
Nursing homes/senior living	38,370	18,792	—	2,366	—	17,212
Other	63,485	4,219	6,875	11,965	5,804	34,622
Total nonowner-occupied loans	1,417,603	433,804	190,733	351,856	89,577	351,633

Owner-occupied:
Office	155,787	35,147	27,512	58,023	7,389	27,716
Churches	99,737	22,690	6,350	42,265	13,794	14,638
Industrial warehouses	139,685	11,778	3,372	63,204	16,289	45,042
Health care	132,838	18,305	6,175	92,828	2,542	12,988
Convenience stores	106,175	13,277	7,044	63,969	667	21,218
Retail	69,311	15,610	7,377	27,333	2,788	16,203
Restaurants	56,369	3,730	1,857	32,722	16,542	1,518
Auto dealerships	30,123	8,257	300	13,288	8,278	—
Nursing homes/senior living	179,737	55,174	—	118,707	5,856	—
Other	87,880	4,942	5,276	59,140	1,671	16,851
Total owner-occupied loans	1,057,642	188,910	65,263	571,479	75,816	156,174
Loans secured by nonfarm, nonresidential properties	$2,475,245	$622,714	$255,996	$923,335	$165,393	$507,807

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

The following table provides information regarding Trustmark’s LHFI maturities by loan type at December 31, 2019 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$912,570	$201,976	$48,245	$1,162,791
Secured by 1-4 family residential properties	499,633	241,830	1,114,450	1,855,913
Other real estate secured	1,713,273	1,152,947	333,505	3,199,725
Commercial and industrial loans	811,343	579,060	87,493	1,477,896
Consumer loans	50,175	121,041	4,522	175,738
Other loans	428,455	398,748	636,362	1,463,565
LHFI	$4,415,449	$2,695,602	$2,224,577	$9,335,628

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2019 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loan Type
Predetermined interest rates	$858,154	$2,141,050	$1,851,038	$4,850,242
Floating interest rates:
Loans which are at contractual floor	200,087	41,663	20,813	262,563
Loans which are free to float	3,357,208	512,889	352,726	4,222,823
Total floating interest rates	3,557,295	554,552	373,539	4,485,386
LHFI	$4,415,449	$2,695,602	$2,224,577	$9,335,628

Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.  The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$201,055	$961,736	$1,162,791
Secured by 1- 4 family residential properties	1,004,079	851,834	1,855,913
Secured by nonfarm, nonresidential properties	1,430,132	1,045,113	2,475,245
Other real estate secured	189,023	535,457	724,480
Commercial and industrial loans	636,518	841,378	1,477,896
Consumer loans	152,970	22,768	175,738
State and other political subdivision loans	925,990	41,954	967,944
Other loans	310,475	185,146	495,621
LHFI	$4,850,242	$4,485,386	$9,335,628

	December 31, 2018
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$306,590	$750,011	$1,056,601
Secured by 1- 4 family residential properties	1,051,290	774,202	1,825,492
Secured by nonfarm, nonresidential properties	1,490,035	730,879	2,220,914
Other real estate secured	197,549	346,271	543,820
Commercial and industrial loans	821,343	717,372	1,538,715
Consumer loans	162,940	19,508	182,448
State and other political subdivision loans	907,685	66,133	973,818
Other loans	265,277	228,783	494,060
LHFI	$5,202,709	$3,633,159	$8,835,868

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

The table below illustrates the changes in Trustmark’s allowance for loan losses, LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Balance at beginning of period	$79,290	$76,733	$71,265	$67,619	$69,616
Transfers (1)	—	1,554	—	—	—
LHFI charged off:
Construction, land development and other land loans	(40)	(123)	(79)	(311)	(2,435)
Loans secured by 1-4 family residential properties	(531)	(1,629)	(950)	(1,319)	(2,473)
Loans secured by nonfarm, nonresidential properties	(322)	(1,184)	(4,231)	(3,067)	(1,439)
Other loans secured by real estate	—	—	(5)	(27)	(24)
Commercial and industrial loans	(5,344)	(18,823)	(8,286)	(6,602)	(8,081)
Consumer loans	(2,278)	(2,089)	(2,546)	(1,864)	(2,171)
State and other political subdivision loans	—	—	—	—	—
Other loans	(5,966)	(5,641)	(5,050)	(5,740)	(5,846)
Total charge-offs	(14,481)	(29,489)	(21,147)	(18,930)	(22,469)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	894	1,124	1,428	1,380	1,773
Loans secured by 1-4 family residential properties	666	646	1,833	1,122	920
Loans secured by nonfarm, nonresidential properties	472	133	396	976	605
Other loans secured by real estate	29	23	69	7	136
Commercial and industrial loans	1,257	5,410	2,578	732	1,761
Consumer loans	1,829	2,019	1,938	4,007	3,289
State and other political subdivision loans	—	—	—	—	—
Other loans	3,524	3,144	3,279	3,395	3,613
Total recoveries	8,671	12,499	11,521	11,619	12,097
Net (charge-offs) recoveries	(5,810)	(16,990)	(9,626)	(7,311)	(10,372)
Provision for loan losses, LHFI	10,797	17,993	15,094	10,957	8,375
Balance at end of period	$84,277	$79,290	$76,733	$71,265	$67,619

Percentage of net charge-offs (recoveries) during period to average loans (LHFS and LHFI) outstanding during the period	0.06%	0.19%	0.11%	0.10%	0.15%

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were reclassified from acquired impaired loans to LHFI during 2018.

The allowance for loan loss, LHFI increased $5.0 million, or 6.3%, during 2019 principally due to increases in reserves required related to growth in the LHFI portfolio and changes in qualitative reserve factors.  Total allowance coverage of nonperforming LHFI, excluding specifically reviewed impaired LHFI, increased to 410.52% at December 31, 2019, compared to 350.77% at December 31, 2018 principally due to the increase in the allowance for loan losses, LHFI, excluding specific reserves for impaired LHFI.  Allocation of Trustmark’s allowance for loan losses, LHFI, represented 0.98% of commercial LHFI and 0.61% of consumer and home mortgage LHFI, resulting in an allowance to total LHFI of 0.90% as of December 31, 2019.  This compares with an allowance to total LHFI of 0.90% at December 31, 2018, which was allocated to commercial LHFI at 0.99% and to consumer and home mortgage LHFI at 0.57%.

The following tables present changes in the allowance for loan losses, LHFI by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$79,290	$11,175	$3,242	$40,592	$8,422	$15,859
LHFI charged-off	(14,481)	(1,327)	(293)	(10,335)	(1,371)	(1,155)
Recoveries	8,671	573	1,143	5,897	663	395
Net (charge-offs) recoveries	(5,810)	(754)	850	(4,438)	(708)	(760)
Provision for loan losses, LHFI	10,797	2,430	(809)	4,827	4,411	(62)
Balance at end of period	$84,277	$12,851	$3,283	$40,981	$12,125	$15,037

	Year Ended December 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626
Transfers (1)	1,554	—	782	772	—	—
LHFI charged-off	(29,489)	(1,025)	(184)	(13,496)	(8,815)	(5,969)
Recoveries	12,499	428	2,090	8,720	857	404
Net (charge-offs) recoveries	(16,990)	(597)	1,906	(4,776)	(7,958)	(5,565)
Provision for loan losses, LHFI	17,993	1,299	(2,265)	208	10,953	7,798
Balance at end of period	$79,290	$11,175	$3,242	$40,592	$8,422	$15,859

	Year Ended December 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$71,265	$7,188	$2,900	$43,010	$5,801	$12,366
LHFI charged-off	(21,147)	(986)	(339)	(13,910)	(1,157)	(4,755)
Recoveries	11,521	439	3,209	6,555	764	554
Net (charge-offs) recoveries	(9,626)	(547)	2,870	(7,355)	(393)	(4,201)
Provision for loan losses, LHFI	15,094	3,832	(2,951)	8,733	19	5,461
Balance at end of period	$76,733	$10,473	$2,819	$44,388	$5,427	$13,626

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were reclassified from acquired impaired loans to LHFI during 2018.

Charge-offs exceeded recoveries for 2019 resulting in a net charge-off of $5.8 million, or 0.06% of average loans (LHFS and LHFI), compared to a net charge-off of $17.0 million, or 0.19% of average loans (LHFS and LHFI), in 2018, and a net charge-off of $9.6 million, or 0.11% of average loans (LHFS and LHFI), in 2017.  The decrease in net charge-offs during 2019 was principally due to declines in charge-offs in the Tennessee, Texas and Mississippi market regions primarily due to three large problem commercial credits in these market regions that were charged off during 2018.

The provision for loan losses, LHFI represents the change in the estimated loan losses determined utilizing Trustmark’s allowance for loan loss methodology net of charge-offs and recoveries of LHFI charged against net income.  The provision for loan losses, LHFI, for 2019 totaled 0.12% of average loans (LHFS and LHFI), compared to 0.20% of average loans (LHFS and LHFI) in 2018 and 0.18% of average loans (LHFS and LHFI) in 2017.  The decrease in the provision for loan losses, LHFI for 2019 when compared to 2018 was primarily due to decreases in net charge-offs and specific reserves for impaired LHFI, partially offset by increases in reserves required as a result of changes in qualitative reserve factors and growth of the LHFI portfolio.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of the nonperforming assets, excluding acquired loans, by geographic market region for each year in the five-year period ended December 31, 2019 ($ in thousands):

	December 31,
	2019	2018	2017	2016	2015
Nonaccrual LHFI
Alabama	$1,870	$3,361	$3,083	$665	$1,776
Florida	267	1,175	3,034	3,644	5,180
Mississippi	41,493	44,331	49,129	37,771	40,754
Tennessee	8,980	8,696	4,436	6,213	5,106
Texas	616	4,061	7,893	941	2,496
Total nonaccrual LHFI	53,226	61,624	67,575	49,234	55,312
Other real estate
Alabama	8,133	6,873	11,714	15,989	21,578
Florida	5,877	8,771	13,937	22,582	29,579
Mississippi	14,919	17,255	14,260	15,646	14,312
Tennessee	319	1,025	2,535	6,183	9,974
Texas	—	744	782	1,651	1,734
Total other real estate	29,248	34,668	43,228	62,051	77,177
Total nonperforming assets	$82,474	$96,292	$110,803	$111,285	$132,489

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	0.86%	1.07%	1.26%	1.38%	1.81%

Loans Past Due 90 days or more
LHFI	$642	$856	$2,171	$1,832	$2,300
LHFS - Guaranteed GNMA services loans (1)	$41,648	$37,384	$35,544	$28,345	$21,812

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At December 31, 2019, nonaccrual LHFI totaled $53.2 million, or 0.56% of total LHFS and LHFI, reflecting a decrease of $8.4 million, or 0.09% of total LHFS and LHFI, relative to December 31, 2018.  The decrease in nonaccrual LHFI was principally due to a reduction and charge-off of one large commercial nonaccrual credit in the Mississippi market region and one large commercial nonaccrual credit in the Texas market region, for which reserves were previously established, as well as foreclosure of one large nonaccrual healthcare credit and reduction of one large commercial nonaccrual credit in the Mississippi market, which were largely offset by a large commercial nonaccrual credit in the Mississippi market region that was placed on nonaccrual during 2019.  As of December 31, 2019, nonaccrual energy-related LHFI totaled $10.6 million and represented 8.6% of Trustmark’s total energy-related portfolio, compared to $12.0 million, or 7.0% of Trustmark’s total energy-related portfolio at December 31, 2018.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 5 – LHFI and Allowance for Loan Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The following table illustrates nonaccrual LHFI by loan type for each year in the five-year period ended December 31, 2019 ($ in thousands):

	December 31,
	2019	2018	2017	2016	2015
Loans secured by real estate:
Construction, land development and other land	$897	$2,218	$2,105	$3,323	$6,123
Secured by 1-4 family residential properties	16,810	14,718	19,022	20,329	23,079
Secured by nonfarm, nonresidential properties	7,700	9,621	12,608	8,482	17,800
Other real estate secured	1,032	927	212	402	145
Commercial and industrial loans	21,775	23,938	33,338	15,824	7,622
Consumer loans	108	205	135	300	31
State and other political subdivision loans	4,079	8,595	—	—	—
Other loans	825	1,402	155	574	512
Total nonaccrual LHFI	$53,226	$61,624	$67,575	$49,234	$55,312

Other Real Estate

Other real estate at December 31, 2019 decreased $5.4 million, or 15.6%, when compared with December 31, 2018 as a result of properties sold and write-downs on foreclosed properties across all five market regions, partially offset by new properties foreclosed in Trustmark’s Mississippi, Alabama, and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	8,598	2,908	—	5,575	115	—
Disposals	(11,474)	(1,198)	(2,783)	(5,967)	(800)	(726)
Write-downs	(2,544)	(450)	(111)	(1,944)	(21)	(18)
Balance at end of period	$29,248	$8,133	$5,877	$14,919	$319	$—

	Year Ended December 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	12,115	1,563	2,637	7,533	382	—
Disposals	(19,802)	(5,217)	(7,747)	(5,035)	(1,803)	—
Write-downs	(873)	(133)	(56)	(557)	(89)	(38)
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744

	Year Ended December 31, 2017
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$62,051	$15,989	$22,582	$15,646	$6,183	$1,651
Additions	9,235	1,226	504	5,970	753	782
Disposals	(24,762)	(4,562)	(7,993)	(6,183)	(4,373)	(1,651)
Write-downs	(3,296)	(939)	(1,156)	(1,173)	(28)	—
Balance at end of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782

Write-downs of other real estate increased $1.7 million during 2019 compared to a decrease of $2.4 million, or 73.5%, during 2018.  The increase in write-downs of other real estate during 2019 compared to 2018 was principally due to changes in reserves for write-downs of other real estate during the respective periods.

The following table illustrates other real estate by type of property for each year in the five-year period ended December 31, 2019 ($ in thousands):

	December 31,
	2019	2018	2017	2016	2015
Construction, land development and other land properties	$11,482	$16,206	$27,491	$36,871	$47,550
1-4 family residential properties	3,453	4,983	5,081	7,926	10,732
Nonfarm, nonresidential properties	14,313	13,296	10,468	16,817	16,717
Other real estate properties	—	183	188	437	2,178
Total other real estate	$29,248	$34,668	$43,228	$62,051	$77,177

Acquired Loans

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

The table below provides the carrying value of the acquired loan portfolio by loan type for each year of the five-year period ended December 31, 2019 ($ in thousands):

	December 31,
	2019	2018	2017	2016	2015
Loans secured by real estate:
Construction, land development and other land	$4,771	$5,878	$23,586	$20,850	$42,644
Secured by 1-4 family residential properties	17,525	22,556	61,751	69,540	97,008
Secured by nonfarm, nonresidential properties	38,206	47,979	114,694	103,820	140,264
Other real estate secured	3,946	8,253	16,746	19,010	25,146
Commercial and industrial loans	5,035	15,267	31,506	36,896	55,699
Consumer loans	520	1,356	2,600	3,365	5,641
Other loans	2,598	5,643	10,634	18,766	24,009
Acquired loans	72,601	106,932	261,517	272,247	390,411
Less allowance for loan losses, acquired loans	815	1,231	4,079	11,397	11,992
Net acquired loans	$71,786	$105,701	$257,438	$260,850	$378,419

During 2019, acquired loans declined $34.3 million, or 32.1%, compared to balances at December 31, 2018, primarily due to pay-downs and pay-offs of these acquired loans.  As the balances in the acquired loan portfolio continue to run-off, Trustmark expects that the income benefit provided by this portfolio will also decline.

For additional information regarding acquired loans, including changes in the net carrying value, see Note 6 – Acquired Loans included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $11.246 billion at December 31, 2019 compared to $11.364 billion at December 31, 2018, a decrease of $118.9 million, or 1.0%, as a result of declines in both noninterest-bearing and interest-bearing deposits.  During 2019, noninterest-bearing deposits decreased $46.4 million, or 1.6%, primarily due to a decline in public demand deposit accounts partially offset by growth in commercial and consumer demand deposit accounts.  Interest-bearing deposits decreased $72.5 million, or 0.9%, during 2019 principally due to declines in public interest checking accounts and all categories of time deposits, which were largely offset by growth in consumer money market deposit accounts and commercial interest checking accounts.

Borrowings

Trustmark uses short-term borrowings to fund growth of earning assets in excess of deposit growth.

Federal funds purchased and repurchase agreements totaled $256.0 million at December 31, 2019 compared to $50.5 million at December 31, 2018, an increase of $205.5 million.  Of these amounts $62.5 million and $50.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, Trustmark had $193.5 million of upstream federal funds purchased at December 31, 2019 compared to none at December 31, 2018 primarily due to the decline in public deposits.

Other borrowings totaled $85.4 million at December 31, 2019, an increase of $5.5 million, or 6.9%, when compared with $79.9 million at December 31, 2018, primarily due to the addition of building and equipment finance lease liabilities resulting from the adoption of FASB ASU 2016-02, “Leases (Topic 842),” partially offset by a decline in GNMA optional repurchase loans.

During 2018, Trustmark reduced its funding needs from external sources as a result of growth in deposits out-pacing growth in LHFI and Management’s decision to suspend reinvestment of security cash flows and allow the run-off of maturing investment securities.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

The table below presents information concerning qualifying components of Trustmark’s borrowings for each of the last three years ($ in thousands):

	2019	2018	2017
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$256,020	$50,471	$469,827
Weighted average interest rate at end of period	1.31%	0.37%	1.06%
Maximum amount outstanding at any month end during each period	$376,712	$524,208	$620,698
Average amount outstanding during each period	110,915	329,649	512,085
Weighted average interest rate during each period	1.28%	1.45%	0.81%

Other borrowings:
Amount outstanding at end of period	$85,396	$79,885	$971,995
Weighted average interest rate at end of period	1.48%	1.05%	1.35%
Maximum amount outstanding at any month end during each period	$85,396	$977,011	$1,424,760
Average amount outstanding during each period	82,476	317,687	1,235,914
Weighted average interest rate during each period	0.85%	1.58%	1.10%

Benefit Plans

Defined Benefit Plans

As disclosed in Note 16 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data of this report, Trustmark maintained a noncontributory tax-qualified defined benefit pension plan, the Plan, in which substantially all associates who began employment prior to 2007 participated.  As previously reported, on July 26, 2016, the Board of Directors of Trustmark authorized the termination of the Plan, effective as of December 31, 2016.

During the second quarter of 2017, Trustmark fully funded the Plan on a termination basis by contributing additional assets in the amount of $17.6 million in accordance with the IRS and Pension Benefit Guaranty Corporation requirements.  Participants in the plan elected to receive either a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier.  Final distributions were made to participants from the Plan’s assets and a one-time pension settlement expense was recognized totaling $17.6 million.

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

At December 31, 2019, the fair value of the Continuing Plan’s assets totaled $3.4 million and was exceeded by the projected benefit obligation of $9.1 million by $5.6 million.  Net periodic benefit cost equaled $1.1 million in both 2019 and 2018, compared to $20.5 million in 2017.  The decrease in the net periodic benefit cost during 2018 was principally due to the $17.6 million one-time pension settlement expense incurred during 2017 as a result of the termination of the Plan.  Excluding this one-time pension settlement expense, net periodic benefit cost during 2017 totaled $2.8 million.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2019, 2018 and 2017, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2019, Trustmark’s minimum required contribution to the Continuing Plan was $157 thousand; however, Trustmark contributed $285 thousand.  For the plan year ending December 31, 2020, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $175 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2020 to determine any additional funding requirements by the plan’s measurement date.

Supplemental Retirement Plans

As disclosed in Note 16 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data of this report, Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The measurement date for the plan is December 31.  As a result of mergers prior to 2014, Trustmark became the administrator of small nonqualified supplemental retirement plans, for which the plan benefits were frozen prior to the merger dates.

At December 31, 2019, the accrued benefit obligation for the supplemental retirement plans equaled $57.5 million, while the net periodic benefit cost equaled $3.0 million in 2019, $3.1 million in 2018 and $3.4 million in 2017.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date, which is December 31.  The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2019, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

Legal Environment

Information required in this section is set forth under the heading “Legal Proceedings” of Note 18 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Off-Balance Sheet Arrangements

Information required in this section is set forth under the heading “Lending Related” of Note 18 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Contractual Obligations

Trustmark is obligated to make payments under specific long-term and certain other binding contractual arrangements.  The following table provides a schedule of the amount of the payments due under those obligations as of December 31, 2019 ($ in thousands):

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,359,100	$240,918	$35,311	$2,590	$1,637,919
Securities sold under repurchase agreements	53,572	—	—	—	53,572
FHLB advances	—	676	—	135	811
Junior subordinated debt securities	—	—	—	61,856	61,856
Finance lease obligations	1,715	2,764	1,131	3,910	9,520
Operating lease obligations	3,864	6,935	6,749	14,806	32,354
Total	$1,418,251	$251,293	$43,191	$83,297	$1,796,032

Capital Resources

At December 31, 2019, Trustmark’s total shareholders’ equity was $1.661 billion, an increase of $69.2 million, or 4.4%, when compared to December 31, 2018.  During 2019, shareholders’ equity increased primarily as a result of net income of $150.5 million as well as an increase in the fair market value of available for sale securities, net of tax, of $33.1 million, partially offset by common stock dividends of $59.8 million and common stock repurchases of $56.6 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 2.500% and 1.875% at December 31, 2019 and 2018, respectively.  AOCL is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities.  For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2019 and 2018.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 19 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2019 and 2018.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2019, 2018 and 2017 were $0.92.  Trustmark’s dividend payout ratio for 2019, 2018 and 2017 was 39.48%, 41.44%, and 58.97%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  In 2020, TNB will have available approximately $56.8 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2020 by Trustmark will be determined by Trustmark’s Board of Directors.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities as well as the ability to sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits.  Trustmark utilizes federal funds purchased, FHLB advances, repurchase agreements as well as the Discount Window and, on a limited basis as discussed below, brokered deposits to provide additional liquidity.  Access to these additional sources represents Trustmark’s incremental borrowing capacity.

During 2018, Trustmark reduced its funding needs from external sources as a result of growth in deposits out-pacing growth in LHFI and Management’s decision to suspend reinvestment of security cash flows and allow the run-off of maturing investment securities.  The reduction in Trustmark’s funding needs from external sources during 2018 is reflected in the changes in balances from various borrowing sources which are discussed below.

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $11.404 billion for 2019 and represented approximately 84.5% of average liabilities and shareholders’ equity, compared to average deposits of $10.980 billion, which represented 81.5% of average liabilities and shareholders’ equity for 2018.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2019, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $26.2 million compared to $23.9 million at December 31, 2018.

At December 31, 2019, Trustmark had $193.5 million of upstream federal funds purchased, compared to none at December 31, 2018.  The increase in upstream federal funds purchased during 2019 was primarily due to the decline in public deposits.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at December 31, 2019 and 2018.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $3.178 billion at December 31, 2019.

In addition, at December 31, 2019, Trustmark had $811 thousand in FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $879 thousand at December 31, 2018.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At December 31, 2019, Trustmark had approximately $546.0 million available in unencumbered agency securities compared to $496.2 million at December 31, 2018.

Another borrowing source is the Discount Window.  At December 31, 2019, Trustmark had approximately $982.7 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.012 billion at December 31, 2018.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2019, Trustmark had no shares of preferred stock issued and outstanding.

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

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB ASC Topic 815, with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to the Trust throughout the five-year period which began December 31, 2014 and ended December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark paid a fixed interest rate of 1.66% and received a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the years ended December 31, 2019, 2018 and 2017.  The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in AOCL at December 31, 2019 compared to a net after-tax gain of $469 thousand at December 31, 2018.  Amounts reported in AOCL related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $301.1 million at December 31, 2019, with a positive valuation adjustment of $953 thousand, compared to $203.2 million, with a negative valuation adjustment of $586 thousand at December 31, 2018.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $564.0 million at December 31, 2019 compared to $318.0 million at December 31, 2018.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $11.5 million for the year ended December 31, 2019, compared to a net positive ineffectiveness of $2.4 million for the year ended December 31, 2018 and a net positive ineffectiveness of $254 thousand for the year ended December 31, 2017.  The net negative hedge ineffectiveness for the year ended December 31, 2019 was primarily the result of lower interest rates, a flatter yield curve, increased market volatility and greater borrower prepayment capacity.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $893.1 million related to this program, compared to $475.8 million as of December 31, 2018.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of December 31, 2019 and 2018, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.0 million and $75 thousand, respectively.  As of December 31, 2019, Trustmark had posted collateral of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both December 31, 2019 and 2018, Trustmark had entered into three risk participation agreements as a beneficiary with aggregate notional amounts of $37.6 million and $23.1 million, respectively.   As of December 31, 2019, Trustmark had entered into ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2019 and 2018.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2019 and 2018.  At December 31, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2019	2018
+200 basis points	5.7%	-0.9%
+100 basis points	3.0%	-0.5%
-100 basis points	-5.2%	-1.2%

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2020 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2019 and 2018.  At December 31, 2019 and 2018, the impact of a 200 basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2019	2018
+200 basis points	5.3%	-3.2%
+100 basis points	3.4%	-1.1%
-100 basis points	-7.7%	-1.8%

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

At December 31, 2019, the MSR fair value was $79.4 million, compared to $95.6 million at December 31, 2018.  The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2019, would be a decline in fair value of approximately $3.5 million and $2.7 million, respectively, compared to a decline in fair value of approximately $3.3 million and $3.7 million, respectively, at December 31, 2018.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses, Loans Held for Investment – Qualitative Risk Valuation Allowance

As described in Note 1 “Significant Accounting Policies” and Note 5 “LHFI and Allowance for Loan Losses, LHFI” to the consolidated financial statements, the Corporation’s allowance for loan losses consists of three components: (i) a historical valuation allowance on loans collectively evaluated for impairment determined in accordance with ASC topic 450 based on historical loan loss experience, (ii) a specific valuation allowance on loans individually evaluated for impairment determined in accordance with ASC topic 310 based on probable incurred losses on specific loans held for investment (LHFI), and (iii) a qualitative risk valuation allowance on loans collectively evaluated for impairment determined in accordance with ASC topic 450 based on general economic conditions and other specific internal and external qualitative risk factors. The allowance for loan losses is material to the financial statements in total, however the component of the estimate requiring significant judgment by management in developing their estimate is component (iii), the qualitative risk valuation allowance.

The Corporation estimates an allowance for loan losses for LHFI collectively evaluated for impairment in accordance with ASC topic 450 by segregating commercial and consumer loans into pools by loan type and market region, utilizing a 12-quarter rolling average loss rate adjusted for certain qualitative risk factors. Qualitative risk factors used in the allowance methodology for commercial loans include the following within the Corporation’s five key market regions: the experience, ability, and effectiveness of the Corporation’s lending management and staff; adherence to Trustmark’s loans policies, procedures and internal controls; the volume of exceptions relating to collateral, underwriting and financial documentation; credit concentrations; recent performance trends; regional economic trends; the impact of recent acquisitions; and the impact of significant natural disasters. Qualitative factors used in the allowance methodology for consumer loans include: economic indicators, performance trends, management experience, credit concentrations, and loan policy exceptions. Each qualitative risk factor is converted to a scale ranging from 0 (no risk) to 100 (high risk), other than the impact of recent acquisitions and the impact of significant natural disasters, which are applied on a dollar-for-dollar basis to ensure the combination of such factors is proportional. The resulting factors are weighted to establish a weighted-average qualitative risk factor within each key region. The determination of risk measurement for consumer factors is accomplished for all markets combined and converted to a risk scale similar to commercial. The qualitative portion of the allowance for loan loss also incorporates the use of maximum observed gross historical losses through the last economic cycle as a way to calculate the maximum qualitative reserve limit. The historical valuation allowance is deducted from the maximum observed loss through the last economic cycle to determine the maximum possible qualitative reserve limit. The established weighted average qualitative risk factor by region is then applied to determine the qualitative risk valuation allowance.

Significant judgment is exercised by the Corporation in the determination of the qualitative risk valuation allowance, including the following:

•

Assessing the general economic condition in the five key market regions including changes in the housing market, levels of rents and occupancy of commercial real estate, loan demand, and competition which reflects the structure and pricing of current product offerings.

•	Measuring and quantifying risk observed in performance trends for delinquencies, levels of criticized and classified loans, non-performing assets, and loan losses
•	Measuring internal risk encompassing changes in credit administration management
•	Quantifying risk in collateral and financial statement policy exceptions in the loan portfolio
•	Measuring risk related to shifts in loan portfolio concentration by segment

Given these factors, we identified auditing management’s estimate of the qualitative risk valuation allowance as a critical audit matter as it involved especially subjective auditor judgment.

Our primary audit procedures related to auditing management’s estimate of the qualitative risk valuation allowance included the following:

We tested the design and operating effectiveness of management’s controls over the qualitative risk valuation allowance including:

•	Reasonableness and relevance of a maximum reserve limit and risk scaling in the application of qualitative factors
•	Reasonableness of applied qualitative factors
•	Internal loan review
•	Changes in risk ratings of commercial loans
•	Completeness and accuracy of inputs into the computation of the allowance for loan losses and mathematical accuracy
•	Queries and reports utilized in the allowance for loan loss calculation

We also performed substantive testing over the qualitative risk valuation allowance including:

•

Tested qualitative factor adjustments to historical loss rates including comparison to external data and evaluating the reasonableness of management’s key assumptions and accuracy of weighted-average qualitative factors applied

•	Performed data validation of inputs and tested mathematical accuracy of management’s calculation including segmentation of the loan portfolio for loans collectively evaluated for impairment
•	Performed substantive tests of details to test completeness and accuracy of reports utilized in the allowance for loan loss calculation
•	Performed loan file reviews to test the accuracy of risk ratings, and completeness of loans individually evaluated for impairment
•	Tested accuracy of loan type and region for commercial and consumer loans
•	Reviewed loan review reports and verified any resulting risk rating changes were properly made
•	Performed substantive analytical procedures for year-end allowance balance and year-to-date provision expense

We have served as the Corporation’s auditor since 2015, which is the year the engagement letter was signed for the audit of the 2016 financial statements.

/s/ Crowe LLP

Atlanta, Georgia

February 20, 2020

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands except share data)

	December 31,
	2019	2018
Assets
Cash and due from banks	$358,916	$349,561
Federal funds sold and securities purchased under reverse repurchase agreements	—	830
Securities available for sale (at fair value)	1,602,404	1,811,813
Securities held to maturity (fair value: $746,202-2019; $889,733-2018)	738,099	909,643
Loans held for sale (LHFS)	226,347	153,799
Loans held for investment (LHFI)	9,335,628	8,835,868
Less allowance for loan losses, LHFI	84,277	79,290
Net LHFI	9,251,351	8,756,578
Acquired loans	72,601	106,932
Less allowance for loan losses, acquired loans	815	1,231
Net acquired loans	71,786	105,701
Net LHFI and acquired loans	9,323,137	8,862,279
Premises and equipment, net	189,791	178,668
Mortgage servicing rights	79,394	95,596
Goodwill	379,627	379,627
Identifiable intangible assets, net	7,343	11,112
Other real estate	29,248	34,668
Operating lease right-of-use assets	31,182	—
Other assets	532,389	498,864
Total Assets	$13,497,877	$13,286,460

Liabilities
Deposits:
Noninterest-bearing	$2,891,215	$2,937,594
Interest-bearing	8,354,342	8,426,817
Total deposits	11,245,557	11,364,411
Federal funds purchased and securities sold under repurchase agreements	256,020	50,471
Other borrowings	85,396	79,885
Junior subordinated debt securities	61,856	61,856
Operating lease liabilities	32,354	—
Other liabilities	155,992	138,384
Total Liabilities	11,837,175	11,695,007

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 64,200,111 shares - 2019; 65,834,395 shares - 2018	13,376	13,717
Capital surplus	256,400	309,545
Retained earnings	1,414,526	1,323,870
Accumulated other comprehensive loss, net of tax	(23,600)	(55,679)
Total Shareholders' Equity	1,660,702	1,591,453
Total Liabilities and Shareholders' Equity	$13,497,877	$13,286,460

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest Income
Interest and fees on LHFS & LHFI	$440,156	$395,969	$344,625
Interest and fees on acquired loans	8,373	17,115	24,478
Interest on securities:
Taxable	54,649	66,082	76,192
Tax exempt	1,711	2,236	3,001
Interest on federal funds sold and securities purchased under reverse repurchase agreements	240	14	33
Other interest income	5,363	4,196	1,466
Total Interest Income	510,492	485,612	449,795
Interest Expense
Interest on deposits	79,171	53,936	22,717
Interest on federal funds purchased and securities sold under repurchase agreements	1,420	4,788	4,152
Other interest expense	3,312	7,468	15,376
Total Interest Expense	83,903	66,192	42,245
Net Interest Income	426,589	419,420	407,550
Provision for loan losses, LHFI	10,797	17,993	15,094
Provision for loan losses, acquired loans	42	(1,005)	(7,395)
Net Interest Income After Provision for Loan Losses	415,750	402,432	399,851
Noninterest Income
Service charges on deposit accounts	42,603	43,702	44,003
Bank card and other fees	31,736	28,905	28,286
Mortgage banking, net	29,822	34,674	29,902
Insurance commissions	42,396	40,481	38,168
Wealth management	30,679	30,338	30,340
Other, net	9,809	6,736	13,949
Securities gains (losses), net	—	—	15
Total Noninterest Income	187,045	184,836	184,663
Noninterest Expense
Salaries and employee benefits	247,717	238,033	229,265
Defined benefit plan termination	—	—	17,644
Services and fees	73,315	66,382	60,893
Net occupancy - premises	26,149	26,703	25,767
Equipment expense	23,733	24,830	24,453
Other real estate expense	3,906	2,002	3,672
FDIC assessment expense	6,444	9,429	11,010
Other expense	47,738	48,036	57,465
Total Noninterest Expense	429,002	415,415	430,169
Income Before Income Taxes	173,793	171,853	154,345
Income taxes	23,333	22,269	48,715
Net Income	$150,460	$149,584	$105,630

Earnings Per Share
Basic	$2.33	$2.22	$1.56
Diluted	$2.32	$2.21	$1.56

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income per consolidated statements of income	$150,460	$149,584	$105,630
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	33,103	(14,416)	(8,641)
Reclassification adjustment for net (gains) losses realized in net income	—	—	(9)
Change in net unrealized holding loss on securities transferred to held to maturity	2,704	2,821	2,915
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(4,278)	2,806	(760)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	187	187	154
Recognized net loss due to lump sum settlements	235	122	—
Change in net actuarial loss	597	919	1,211
Recognized net loss due to defined benefit plan termination	—	—	10,907
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(109)	373	122
Reclassification adjustment for (gain) loss realized in net income	(360)	(242)	174
Other comprehensive income (loss), net of tax	32,079	(7,430)	6,073
Comprehensive income	$182,539	$142,154	$111,703

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2017	67,628,618	$14,091	$366,563	$1,185,352	$(45,798)	$1,520,208
Net income per consolidated statements of income	—	—	—	105,630	—	105,630
Other comprehensive income (loss), net of tax	—	—	—	—	6,073	6,073
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,795)	—	(62,795)
Shares withheld to pay taxes, long-term incentive plan	117,476	24	(1,748)	—	—	(1,724)
Compensation expense, long-term incentive plan	—	—	4,309	—	—	4,309
Balance, December 31, 2017	67,746,094	14,115	369,124	1,228,187	(39,725)	1,571,701
Net income per consolidated statements of income	—	—	—	149,584	—	149,584
Other comprehensive income (loss), net of tax	—	—	—	—	(7,430)	(7,430)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,425)	—	(62,425)
Shares withheld to pay taxes, long-term incentive plan	118,108	25	(1,451)	—	—	(1,426)
Accumulated other comprehensive loss adjustment, Tax Reform Act	—	—	—	8,524	(8,524)	—
Repurchase and retirement of common stock	(2,029,807)	(423)	(61,998)	—	—	(62,421)
Compensation expense, long-term incentive plan	—	—	3,870	—	—	3,870
Balance, December 31, 2018	65,834,395	13,717	309,545	1,323,870	(55,679)	1,591,453
Net income per consolidated statements of income	—	—	—	150,460	—	150,460
Other comprehensive income (loss), net of tax	—	—	—	—	32,079	32,079
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(59,804)	—	(59,804)
Shares withheld to pay taxes, long-term incentive plan	134,564	28	(1,686)	—	—	(1,658)
Repurchase and retirement of common stock	(1,768,848)	(369)	(56,246)	—	—	(56,615)
Compensation expense, long-term incentive plan	—	—	4,787	—	—	4,787
Balance, December 31, 2019	64,200,111	$13,376	$256,400	$1,414,526	$(23,600)	$1,660,702

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating Activities
Net income per consolidated statements of income	$150,460	$149,584	$105,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses, net	10,839	16,988	7,699
Depreciation and amortization	39,420	38,940	38,471
Net amortization of securities	7,789	9,181	10,964
Securities (gains) losses, net	—	—	(15)
Gains on sales of loans, net	(27,301)	(21,615)	(18,933)
Compensation expense, long-term incentive plan	4,787	3,870	4,309
Deferred income tax provision	(3,880)	11,740	26,068
Proceeds from sales of loans held for sale	1,431,003	1,114,020	1,197,821
Purchases and originations of loans held for sale	(1,480,752)	(1,052,339)	(1,179,187)
Originations of mortgage servicing rights	(16,711)	(15,759)	(15,860)
Earnings on bank-owned life insurance	(5,592)	(5,358)	(5,025)
Net change in other assets	(30,729)	(1,891)	23,451
Net change in other liabilities	13,276	(1,277)	9,093
Other operating activities, net	23,838	(6,886)	2,121
Net cash from operating activities	116,447	239,198	206,607

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	173,385	149,308	174,976
Proceeds from maturities, prepayments and calls of securities available for sale	425,260	423,617	467,194
Proceeds from sales of securities available for sale	—	—	27,682
Purchases of securities held to maturity	—	—	(69,989)
Purchases of securities available for sale	(177,739)	(23,901)	(346,159)
Net proceeds from bank-owned life insurance	4,140	1,824	3,623
Net change in federal funds sold and securities purchased under reverse repurchase agreements	830	(215)	6,785
Net change in member bank stock	262	35,451	4,474
Net change in loans	(480,295)	(140,710)	(608,886)
Purchases of premises and equipment	(17,327)	(14,644)	(13,219)
Proceeds from sales of premises and equipment	3,248	772	8,377
Proceeds from sales of other real estate	11,182	20,502	26,849
Purchases of software	(13,412)	(13,195)	(5,498)
Investments in tax credit and other partnerships	(3,426)	(22)	(5,296)
Purchase of insurance book of business	(347)	—	—
Net cash used in business acquisition	—	—	(19,775)
Net cash from investing activities	(74,239)	438,787	(348,862)

Financing Activities
Net change in deposits	(118,854)	786,899	355,342
Net change in federal funds purchased and securities sold under repurchase agreements	205,549	(419,356)	(69,990)
Net change in short-term borrowings	561	(905,396)	(67,451)
Payments on long-term FHLB advances	(68)	(67)	(65)
Payments under finance lease obligations	(1,964)	—	—
Redemption of junior subordinated debt securities	—	—	(3,000)
Common stock dividends	(59,804)	(62,425)	(62,795)
Repurchase and retirement of common stock	(56,615)	(62,421)	—
Shares withheld to pay taxes, long-term incentive plan	(1,658)	(1,426)	(1,724)
Net cash from financing activities	(32,853)	(664,192)	150,317

Net change in cash and cash equivalents	9,355	13,793	8,062
Cash and cash equivalents at beginning of year	349,561	335,768	327,706
Cash and cash equivalents at end of year	$358,916	$349,561	$335,768

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2020 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations.  Actual results could differ from those estimates.

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

Trustmark defers the upfront loan fees and costs related to the LHFS.  In general, the LHFS are only retained on Trustmark’s balance sheet for 30 to 45 days before they are pooled and sold in the secondary market.  The difference between deferring these loan fees and costs until the loans are sold and recognizing them in earnings as incurred as required by FASB ASC Subtopic 825-10 is considered immaterial.  Deferred loan fees and costs are reflected in the basis of the LHFS and, as such, impact the resulting gain or loss when the loans are sold.

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

Historical Valuation Allowance

The historical valuation allowance is derived by application of a historical net loss percentage to the outstanding balances of LHFI contained in designated pools and risk rating categories.  Pools are established by grouping credits that display similar characteristics and trends such as commercial LHFI for working capital purposes and non-working capital purposes, commercial purpose LHFI secured by real estate (which are further segregated into 1-4 family construction, non 1-4 family construction, land, lots and development, owner-occupied and nonowner-occupied categories), other commercial loans, 1-4 family LHFI, 1-4 family LHFI secured by junior liens and other consumer LHFI.  Within these pools, LHFI are further segregated based on Trustmark’s internal credit risk rating process that evaluates, among other things: the obligor’s ability and willingness to pay, the value of underlying collateral, the ability of guarantors to meet their payment obligations, management experience and effectiveness, and the economic environment and industry in which the borrower operates.  The historical net loss percentages, calculated on a quarterly basis, are proportionally distributed to each risk rate within loan groups based upon degree of risk.  Using third-party default data, which is updated annually to incorporate the most recent year’s information, average cumulative issuer-weighted global default rates by alphanumeric rating are aggregated by Trustmark’s commercial loan risk rates.  Management uses the long-term default rates to measure the relative risk across the risk rates while the 12-quarter quantitative loss rate sets the absolute level of allowance for loan loss reserve.  Further, given the volatility in the default data, the longer look-back period provides for a more stable allowance for loan loss estimate which better reflects the incremental risk across the risk rates.

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

Trustmark accounts for acquired impaired loans under FASB ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that Trustmark would be unable to collect all contractually required payments.  Acquired loans accounted for under FASB ASC Subtopic 310-30 are referred to as “acquired impaired loans.”  Revolving credit agreements, such as home equity lines, and commercial leases are excluded from acquired impaired loan accounting requirements.

For acquired impaired loans, Trustmark (i) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (ii) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under FASB ASC Subtopic 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference.  The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.  The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  Under the effective yield method, the accretable yield is recorded as an accretion of interest income over the life of the loan.

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

As required by FASB ASC Subtopic 310-30, Trustmark periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans.  If, based on current information and events, it is probable that Trustmark will be unable to collect all cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition, the acquired loans are considered impaired.  The decrease in the expected cash flows reduces the carrying value of the acquired impaired loans as well as the accretable yield and results in a charge-off through the allowance for loan losses, acquired loans or the establishment of an allowance for loan losses, acquired loans with a charge to income through the provision for loan losses, acquired loans.  If, based on current information and events, it is probable that there is a significant increase in the cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, Trustmark will reduce any remaining allowance for loan losses, acquired loans established on the acquired impaired loans for the increase in the present value of cash flows expected to be collected.  The increase in the expected cash flows for the acquired impaired loans over those originally estimated at acquisition increases the carrying value of the acquired impaired loans as well as the accretable yield.  The increase in the accretable yield is recognized as interest income prospectively over the remaining life of the acquired impaired loans.  The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

Under FASB ASC Subtopic 310-30, acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable.  Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected.  If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

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

Leases

ASU 2016-02, “Leases (Topic 842),” became effective for Trustmark on January 1, 2019.  Trustmark adopted FASB ASC Topic 842 utilizing the modified-retrospective transition approach prescribed by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. Trustmark did not elect to adopt the package of practical expedients, which includes reassessing whether any expired or existing contracts are or contain leases, reassessing the lease classification and reassessing initial direct costs.  Also, Trustmark did not elect to adopt the hindsight practical expedient therefore maintaining the lease terms previously determined under FASB ASC Topic 840, “Leases”.  Trustmark made an accounting policy election to not recognize short-term leases (12 months or less) on the balance sheet.  Trustmark accounts for the lease and nonlease components separately as such amounts are readily determinable.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Trustmark accounts for its investments in FHLB and Federal Reserve Bank of Atlanta stock in accordance with FASB ASC Subtopic 942-325, “Financial Services-Depository and Lending-Investments-Other.”  FHLB and Federal Reserve Bank stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market.  FHLB and Federal Reserve Bank stock are carried at cost and evaluated for impairment.  Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets.  At December 31, 2019 and 2018, Trustmark’s investment in member bank stock totaled $31.9 million and $32.2 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2019, 2018 and 2017.

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the year ended December 31, 2019 resulted in net losses of $291 thousand compared to net gains of $700 thousand for the year ended December 31, 2018 and $2.1 million for the year ended December 31, 2017.

In general, purchases of Trustmark’s other real estate property are not financed by Trustmark.  Financing the purchase of other real estate is evaluated based upon the same lending policies and procedures as all other types of loans.  Under FASB ASC Subtopic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets,” when Trustmark finances the sale of its other real estate to a buyer, Trustmark is required to assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these two criteria are met, Trustmark derecognizes the other real estate asset and records a gain or loss on the sale once control of the property is transferred to the buyer.

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

Insurance Segment

Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly-owned subsidiary of Trustmark National Bank (TNB), operates as an insurance broker representing the policyholder and has no allegiance with any one insurance provider.  FBBI serves as the agent between the insurance provider (either insurance carrier or broker), the principal, and the policy holder, the customer.  FBBI has four general categories of insurance contracts: commercial, commercial installments, personal and employee benefits.  FBBI’s insurance contracts contain a single performance obligation, policy placement, which is satisfied at a point in time.  FBBI’s performance obligation is satisfied as of the policy effective date.

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

Derivatives Designated as Hedging Instruments

Trustmark entered into a forward interest rate swap contract on its junior subordinated debentures, with the objective of protecting the quarterly interest payments from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate, for the five-year period which began December 31, 2014 and ended December 31, 2019.  This derivative instrument was designated as a cash flow hedge under FASB ASC Topic 815.  The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in accumulated other comprehensive loss at December 31, 2019.  Any accumulated net after-tax gains or losses related to effective cash flow hedge in the relevant periods were included in accumulated other comprehensive income (loss), net of tax.  Any ineffective portion of the interest rate swap was reclassified from accumulated other comprehensive income (loss), net of tax to noninterest expense in the consolidated statements of income for the relevant periods.  Amounts reported in accumulated other comprehensive income (loss), net of tax related to this derivative in the relevant periods were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Income taxes paid	$24,809	$12,435	$7,371
Interest paid on deposits and borrowings	83,997	66,358	41,472
Noncash transfers from loans to other real estate	8,598	12,115	8,760
Investment in tax credit partnership not funded	5,000	—	—
Financing right-of-use assets resulting from lease liabilities	9,326	—	—
Operating right-of-use assets resulting from lease liabilities	31,182	—	—
Transfer of long-term FHLB advances to short-term	—	—	250,038
Assets acquired in business combination	—	—	196,265
Liabilities assumed in business combination	—	—	184,949

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Basic shares	64,630	67,505	67,727
Dilutive shares	142	154	160
Diluted shares	64,772	67,659	67,887

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Weighted-average antidilutive stock awards	—	1	74

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

ASU 2016-02, “Leases (Topic 842).” Issued in February 2016, ASU 2016-02 was issued by the FASB to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  ASU 2016-02, among other things, requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014.  In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842: Leases,” which provides corrections or improvements to a number of areas within FASB ASC Topic 842 and has the same transition guidance and effective date as ASU 2016-02. The FASB also issued ASU 2018-11, “Leases (Topic 842)-Targeted Improvements”, in July 2018, which provides entities with an additional and optional transition method to adopt the new lease standard and, for lessors only, a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component.  The amendments in ASU 2018-11 allow an entity the option to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to at the beginning of the earliest period presented in the financial statements.  The amendments of ASU 2018-11 have the same effective date as ASU 2016-02.  In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which provides targeted improvements and clarification to guidance with FASB ASC Topic 842 specific to lessors.  The amendments of ASU 2018-20 have the same effective date as ASU 2016-02 and may be applied either retrospectively or prospectively to all new and existing leases.  Trustmark has an immaterial amount of leases in which it is the lessor and adoption of ASU 2016-02 did not have a material impact to these leases or the related income.  Trustmark obtained a third-party software application which will provide lease contract maintenance and lease accounting under the guidelines of FASB ASC Topic 842.  All existing lease contracts, with the exception of short-term leases, were loaded into the software application and reviewed by Management.  The amendments of ASU 2016-02 and subsequently issued ASUs, which provided additional guidance and clarifications to various aspects of FASB ASC Topic 842, became effective for Trustmark on January 1, 2019.  Trustmark adopted the amendments in this ASU using the optional transition method allowable under ASU 2018-11, and was not required to recognize any cumulative-effect adjustment to the opening balance of retained earnings.  During the first quarter of 2019, Trustmark recorded operating lease right-of-use assets and operating lease liabilities of $33.9 million and $34.9 million, respectively, in its consolidation balance sheet.  Additionally, Trustmark recorded finance lease right-of-use assets, net of accumulated depreciation, of $11.2 million in premises and equipment, net and finance lease liabilities of $11.2 million in other borrowings.  Trustmark’s total lease right-of-use assets, net represented approximately 0.3% of its total assets as of March 31, 2019; therefore, the adoption of ASU 2016-02 did not have a material impact on Trustmark’s consolidated financial statements.  Disclosures required by the amendments of ASU 2016-02 are included in Note 11 – Leases of this report.

Pending Accounting Pronouncements

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  Issued in December 2019, ASU 2019-12 seeks to simplify the accounting for income taxes by removing certain exceptions to the general principles in FASB ASC Topic 740, Income Taxes.  In particular, the amendments of ASU 2019-12 remove the exceptions to (1) the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (e.g., discontinued operations or other comprehensive income); (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments of ASU 2019-12 (1) require that an entity recognize a franchise tax (or similar tax), that is partially based on income, in accordance with FASB ASC Topic 740 and account for any incremental amount incurred as a non-income-based tax; (2) require that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should instead be considered a separate transaction; (3) specify that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, but rather may elect to do so for a legal entity that is both not subject to tax and disregarded by the taxing authority; and (4) require that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for periods for which financial statements have not yet been issued.  An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period.  Additionally, an entity that elects early adoption must adopt all the amendments in the same period.  The amendments related to separate financial statements of legal entities that are not subject to tax should be applied on a retrospective basis for all periods presented.  The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  The amendments related to franchise taxes that are partially based on income should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  All other amendments should be applied on a prospective basis.  Trustmark intends to adopt the amendments in ASU 2019-12 during the first quarter of 2021.  Adoption of ASU 2019-12 is not expected to have a material impact to Trustmark’s consolidated financial statements.

ASU 2018-15, “Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).”  Issued in August 2018, ASU 2018-15 aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The amendments of ASU 2018-15 require an entity to follow the guidance in FASB ASC Subtopic 350-40, “Intangibles-Goodwill and Other-Internal-Use Software,” in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  The amendments of ASU 2018-15 also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e. the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the entity is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the entity is reasonably certain not to exercise the option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor).  ASU 2018-15 also requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  ASU 2018-15 became effective for Trustmark on January 1, 2020.  Trustmark does not currently have any material amount of implementation costs related to hosting arrangements that are service contracts within the scope of this ASU; therefore, adoption of ASU 2018-15 did not impact to Trustmark’s consolidated financial statements.

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

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.”  Issued in August 2018, the amendments in this ASU remove disclosure requirements in FASB ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for non-public entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU also modifies disclosure requirements such that (1) in place of a rollforward for Level 3 fair value measurements, a non-public entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 became effective for Trustmark on January 1, 2020. Adoption of ASU 2018-13 did not have a material impact on Trustmark’s consolidated financial statements, and changes to disclosures as required by the amendments of ASU 2018-13 will be presented beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2020.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 became effective for Trustmark on January 1, 2020, and the amendments of this ASU will be applicable to the annual goodwill impairment test performed as of October 1, 2020.  Based on Trustmark’s annual goodwill impairment test performed as of October 1, 2019, the fair value of its reporting units exceeded the carrying value and, therefore, the related goodwill was not impaired.  The adoption of ASU 2017-04 is not expected to have a material impact on Trustmark’s consolidated financial statements.

ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Issued in June 2016, ASU 2016-13 will add FASB ASC Topic 326, “Financial Instruments-Credit Losses” and finalizes amendments to FASB ASC Subtopic 825-15, “Financial Instruments-Credit Losses.”  The amendments of ASU 2016-13 are intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.  The amendments of ASU 2016-13 eliminate the probable initial recognition threshold and, in turn, reflect an entity’s current estimate of all expected credit losses.  ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.  The amendments of ASU 2016-13, and all subsequent ASUs issued by FASB to provide additional guidance and clarification related to this Topic, became effective for Trustmark on January 1, 2020.

As previously disclosed, Trustmark established a cross-functional Current Expected Credit Loss (CECL) Steering Committee, a CECL Solution Development Working Group and a CECL Working Group which included the appropriate members of Management to evaluate the impact this ASU, and all subsequent ASUs issued by FASB, will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in these ASUs as well as any resources needed to implement the amendments.  Trustmark selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with amendments of ASU 2016-13, and is working with the approved third-party vendor to finalize the impact to Trustmark.

Based upon preliminary modeling results, Management estimates the allowance related to loans will increase.  Trustmark expects to recognize a one-time cumulative effect adjustment through retained earnings at the date of adoption.  Trustmark intends to estimate losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then revert to longer term historical loss experience over a one-year period to estimate losses.  Currently, Trustmark expects the increase in the allowance to be in the range of $10.0 million to $35.0 million, primarily driven by unfunded commitment exposure, economic forecasts and uncertainty.  This estimated range includes a qualitative adjustment to the allowance for credit losses related to loans and an allowance on unfunded loan commitments.  The estimate is subject to further refinement based on continuing reviews and testing of Management’s judgements, current and forecasted macroeconomic conditions and the composition of the loan portfolio, as well as finalization of internal controls to ensure model effectiveness.

Trustmark does not expect a material allowance for credit losses to be recorded on held-to-maturity securities under the CECL model due to the composition of the portfolio being primarily government agency-backed securities for which the risk of loss is minimal.  Additionally, Trustmark does not expect a material allowance for credit losses to be recorded on available-for-sale debt securities, as the majority of the portfolio consists of government agency-backed securities for which the risk of loss is minimal.

Disclosures required by the amendments ASU 2016-13 will be presented beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2020.

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

Loans acquired from Reliance were evaluated under a fair value process.  Loans with evidence of deterioration in credit quality and for which it was probable at acquisition that Trustmark would not be able to collect all contractually required payments are referred to as acquired impaired loans and accounted for in accordance with FASB ASC Subtopic 310-30.  See Note 6 – Acquired Loans for additional information on acquired loans.

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

Please refer to Note 20 – Fair Value for more information on Trustmark’s classification of financial instruments based on valuation inputs within the fair value hierarchy.

Note 3 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits.  The average amounts of those reserves for the years ended December 31, 2019 and 2018 were $122.4 million and $112.4 million, respectively.

Note 4 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2019 and 2018 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government agency obligations	$22,965	$69	$(707)	$22,327	$3,781	$220	$—	$4,001
Obligations of states and political subdivisions	24,952	513	—	25,465	31,781	434	(53)	32,162
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,196	425	(369)	69,252	10,820	266	(10)	11,076
Issued by FNMA and FHLMC	714,350	2,171	(3,165)	713,356	96,631	286	(370)	96,547
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	656,162	3,777	(1,713)	658,226	485,324	7,026	(656)	491,694
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	113,359	625	(206)	113,778	109,762	1,042	(82)	110,722
Total	$1,600,984	$7,580	$(6,160)	$1,602,404	$738,099	$9,274	$(1,171)	$746,202

December 31, 2018
U.S. Government agency obligations	$31,235	$109	$(1,009)	$30,335	$3,736	$78	$—	$3,814
Obligations of states and political subdivisions	50,503	200	(27)	50,676	35,783	255	(139)	35,899
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,648	147	(2,301)	67,494	12,090	45	(257)	11,878
Issued by FNMA and FHLMC	685,520	127	(18,963)	666,684	115,133	43	(2,887)	112,289
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	830,129	67	(18,595)	811,601	578,827	189	(15,441)	563,575
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	187,494	191	(2,662)	185,023	164,074	299	(2,095)	162,278
Total	$1,854,529	$841	$(43,557)	$1,811,813	$909,643	$909	$(20,819)	$889,733

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2019 and 2018, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $12.1 million ($9.1 million, net of tax) and $15.7 million ($11.8 million, net of tax), respectively.

Temporarily Impaired Securities

The table below includes securities with gross unrealized losses segregated by length of impairment at December 31, 2019 and 2018 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$6,585	$(105)	$12,886	$(602)	$19,471	$(707)
Obligations of states and political subdivisions	—	—	6,216	(53)	6,216	(53)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	23,544	(107)	18,529	(272)	42,073	(379)
Issued by FNMA and FHLMC	112,879	(230)	278,120	(3,305)	390,999	(3,535)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	158,341	(738)	151,271	(1,631)	309,612	(2,369)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,312	(167)	14,155	(121)	65,467	(288)
Total	$352,661	$(1,347)	$481,177	$(5,984)	$833,838	$(7,331)

December 31, 2018
U.S. Government agency obligations	$—	$—	$25,045	$(1,009)	$25,045	$(1,009)
Obligations of states and political subdivisions	4,954	(9)	12,802	(157)	17,756	(166)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	9,163	(54)	61,141	(2,504)	70,304	(2,558)
Issued by FNMA and FHLMC	31,931	(172)	731,749	(21,678)	763,680	(21,850)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	46,643	(110)	1,296,221	(33,926)	1,342,864	(34,036)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	5,497	(37)	272,789	(4,720)	278,286	(4,757)
Total	$98,188	$(382)	$2,399,747	$(63,994)	$2,497,935	$(64,376)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity, Trustmark does not consider these investments to be other-than-temporarily impaired at December 31, 2019. There were no other-than-temporary impairments for the years ended December 31, 2019, 2018 and 2017.

Security Gains and Losses

For the periods presented, gross realized gains or losses as a result of calls and dispositions of securities, as well as any associated proceeds, were as follows ($ in thousands):

	Years Ended December 31,
Available for Sale	2019	2018	2017
Proceeds from calls and sales of securities	$—	$—	$27,682
Gross realized gains	—	—	16
Gross realized losses	—	—	(1)

Securities Pledged

Securities with a carrying value of $1.770 billion and $2.144 billion at December 31, 2019 and 2018, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both December 31, 2019 and 2018, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2019, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$22,480	$22,623	$5,071	$5,115
Due after one year through five years	1,598	1,614	30,491	31,048
Due after five years through ten years	2,561	2,513	—	—
Due after ten years	21,278	21,042	—	—
	47,917	47,792	35,562	36,163
Mortgage-backed securities	1,553,067	1,554,612	702,537	710,039
Total	$1,600,984	$1,602,404	$738,099	$746,202

Note 5 – LHFI and Allowance for Loan Losses, LHFI

At December 31, 2019 and 2018, LHFI consisted of the following ($ in thousands):

	December 31,
	2019	2018
Loans secured by real estate:
Construction, land development and other land	$1,162,791	$1,056,601
Secured by 1-4 family residential properties	1,855,913	1,825,492
Secured by nonfarm, nonresidential properties	2,475,245	2,220,914
Other real estate secured	724,480	543,820
Commercial and industrial loans	1,477,896	1,538,715
Consumer loans	175,738	182,448
State and other political subdivision loans	967,944	973,818
Other loans	495,621	494,060
LHFI	9,335,628	8,835,868
Less allowance for loan losses, LHFI	84,277	79,290
Net LHFI	$9,251,351	$8,756,578

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2019, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2019 and 2018, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $35.5 million and $49.0 million, respectively.  During 2019, $464.6 million of new loan advances were made, while repayments were $478.1 million.  There were no increases in loans due to changes in executive officers and directors.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2019.

The following tables provide an aging analysis of past due and nonaccrual LHFI by loan type at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$380	$256	$—	$636	$897	$1,161,258	$1,162,791
Secured by 1-4 family residential properties	5,254	940	211	6,405	16,810	1,832,698	1,855,913
Secured by nonfarm, nonresidential properties	1,698	—	—	1,698	7,700	2,465,847	2,475,245
Other real estate secured	8	—	—	8	1,032	723,440	724,480
Commercial and industrial loans	617	12	39	668	21,775	1,455,453	1,477,896
Consumer loans	2,208	380	392	2,980	108	172,650	175,738
State and other political subdivision loans	76	—	—	76	4,079	963,789	967,944
Other loans	152	4	—	156	825	494,640	495,621
Total	$10,393	$1,592	$642	$12,627	$53,226	$9,269,775	$9,335,628
(1)	Past due 90 days or more but still accruing interest.

	December 31, 2018
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$284	$—	$—	$284	$2,218	$1,054,099	$1,056,601
Secured by 1-4 family residential properties	8,600	1,700	569	10,869	14,718	1,799,905	1,825,492
Secured by nonfarm, nonresidential properties	1,887	—	—	1,887	9,621	2,209,406	2,220,914
Other real estate secured	197	99	—	296	927	542,597	543,820
Commercial and industrial loans	1,346	300	—	1,646	23,938	1,513,131	1,538,715
Consumer loans	1,800	353	287	2,440	205	179,803	182,448
State and other political subdivision loans	186	—	—	186	8,595	965,037	973,818
Other loans	83	—	—	83	1,402	492,575	494,060
Total	$14,383	$2,452	$856	$17,691	$61,624	$8,756,553	$8,835,868
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

Trustmark’s individually evaluated impaired LHFI include all commercial nonaccrual relationships of $500 thousand or more, which are specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Subtopic 310-10-50-20 “Impaired Loans,” and are primarily collateral dependent loans.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  Once this estimated net realizable value has been determined, the value used in the impairment assessment is updated.  At the time a LHFI that has been specifically reviewed for impairment is deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value is charged off or a specific reserve is established.  As subsequent events dictate and estimated net realizable values change, further adjustments may be necessary.

No material interest income was recognized in the accompanying consolidated statements of income on impaired LHFI for each of the years in the three-year period ended December 31, 2019.

At December 31, 2019 and 2018, individually evaluated for impaired LHFI consisted of the following ($ in thousands):

	December 31, 2019
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$926	$610	$16	$626	$—	$1,089
Secured by 1-4 family residential properties	6,513	2,104	3,360	5,464	35	4,713
Secured by nonfarm, nonresidential properties	7,295	1,462	5,255	6,717	2,355	8,096
Other real estate secured	69	—	68	68	—	158
Commercial and industrial loans	27,178	19,374	4,084	23,458	707	27,088
Consumer loans	22	—	21	21	—	11
State and other political subdivision loans	4,079	—	4,079	4,079	1,809	6,337
Other loans	1,207	—	784	784	553	1,033
Total	$47,289	$23,550	$17,667	$41,217	$5,459	$48,525

	December 31, 2018
	LHFI
	Unpaid	With No Related	With an	Total		Average
	Principal	Allowance	Allowance	Carrying	Related	Recorded
	Balance	Recorded	Recorded	Amount	Allowance	Investment
Loans secured by real estate:
Construction, land development and other land	$1,794	$1,528	$24	$1,552	$—	$1,738
Secured by 1-4 family residential properties	4,951	95	3,868	3,963	39	4,328
Secured by nonfarm, nonresidential properties	8,282	6,728	2,748	9,476	413	8,898
Other real estate secured	—	—	248	248	—	124
Commercial and industrial loans	37,786	12,893	17,824	30,717	4,334	26,725
Consumer loans	2	—	2	2	—	6
State and other political subdivision loans	8,688	4,079	4,516	8,595	516	4,297
Other loans	1,418	230	1,052	1,282	1,052	804
Total	$62,921	$25,553	$30,282	$55,835	$6,354	$46,920

Troubled Debt Restructurings

At December 31, 2019, 2018 and 2017, LHFI classified as TDRs totaled $31.5 million, $28.2 million and $23.9 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $20.8 million, $23.8 million and $20.5 million, respectively.  The remaining TDRs at December 31, 2019, 2018 and 2017 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $7.0 million of unused commitments on TDRs at December 31, 2019, compared to $4.4 million of unused commitments on TDRs at December 31, 2018 and no material unused commitments on TDRs at December 31, 2017.

For TDRs, Trustmark had a related loan loss allowance of $3.2 million at December 31, 2019, $2.3 million at December 31, 2018 and $458 thousand at December 31, 2017.  LHFI classified as TDRs are charged down to the most likely fair value estimate less an estimated cost to sell for collateral dependent loans, which would approximate net realizable value.  Specific charge-offs related to TDRs totaled $1.6 million, $18.4 million and $127 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables illustrate the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Year Ended December 31, 2019
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Secured by 1-4 family residential properties	19	$1,742	$1,738
Secured by nonfarm, nonresidential properties	1	5,055	5,055
Commercial and industrial loans	8	9,167	9,054
Consumer loans	2	30	30
Total	30	$15,994	$15,877

	Year Ended December 31, 2018
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$22	$22
Secured by 1-4 family residential properties	23	2,102	1,660
Secured by nonfarm, nonresidential properties	2	1,780	1,780
Commercial and industrial loans	23	26,970	25,862
Consumer loans	3	4	4
Total	52	$30,878	$29,328

	Year Ended December 31, 2017
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$341	$325
Secured by 1-4 family residential properties	22	1,478	1,487
Secured by nonfarm, nonresidential properties	1	426	426
Commercial and industrial loans	8	12,836	12,836
Other loans	1	556	556
Total	33	$15,637	$15,630

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Years Ended December 31,
	2019		2018		2017
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Construction, land development and other land loans	—	$—	1	$22	—	$—
Loans secured by 1-4 family residential properties	3	446	5	734	4	78
Commercial and industrial loans	7	192	6	15,178	3	9,526
Consumer loans	1	27	1	1	—	—
Total	11	$665	13	$15,935	7	$9,604

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

The following tables detail LHFI classified as TDRs by loan type at December 31, 2019, 2018 and 2017 ($ in thousands):

	December 31, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$15	$15
Secured by 1-4 family residential properties	77	3,865	3,942
Secured by nonfarm, nonresidential properties	—	5,176	5,176
Commercial and industrial loans	3,319	18,913	22,232
Consumer loans	—	21	21
Other loans	—	137	137
Total TDRs	$3,396	$28,127	$31,523

	December 31, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$24	$24
Secured by 1-4 family residential properties	743	3,125	3,868
Secured by nonfarm, nonresidential properties	1,734	395	2,129
Commercial and industrial loans	9,007	12,620	21,627
Consumer loans	—	2	2
Other loans	—	540	540
Total TDRs	$11,484	$16,706	$28,190

	December 31, 2017
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$199	$199
Secured by 1-4 family residential properties	51	3,140	3,191
Secured by nonfarm, nonresidential properties	—	421	421
Commercial and industrial loans	53	19,434	19,487
Consumer loans	—	17	17
Other loans	556	—	556
Total TDRs	$660	$23,211	$23,871

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

In addition, a semi-annual review of significant development and commercial construction projects and an annual review of certain existing nonowner-occupied projects and multi-family projects is performed.  The review assesses each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information as applicable.  Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit Officer with a determination as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present LHFI by loan type and credit quality indicator at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,075,146	$—	$15,726	$42	$1,090,914
Secured by 1-4 family residential properties	116,592	45	6,355	41	123,033
Secured by nonfarm, nonresidential properties	2,430,761	—	44,001	328	2,475,090
Other real estate secured	721,238	—	2,547	—	723,785
Commercial and industrial loans	1,407,837	909	68,262	888	1,477,896
Consumer loans	—	—	—	—	—
State and other political subdivision loans	957,948	4,650	5,346	—	967,944
Other loans	469,095	3,445	16,926	30	489,496
Total	$7,178,617	$9,049	$159,163	$1,329	$7,348,158

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$71,413	$332	$—	$132	$71,877	$1,162,791
Secured by 1-4 family residential properties	1,710,930	5,922	211	15,817	1,732,880	1,855,913
Secured by nonfarm, nonresidential properties	155	—	—	—	155	2,475,245
Other real estate secured	695	—	—	—	695	724,480
Commercial and industrial loans	—	—	—	—	—	1,477,896
Consumer loans	172,649	2,588	393	108	175,738	175,738
State and other political subdivision loans	—	—	—	—	—	967,944
Other loans	6,125	—	—	—	6,125	495,621
Total	$1,961,967	$8,842	$604	$16,057	$1,987,470	$9,335,628

	December 31, 2018
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$982,305	$75	$5,645	$203	$988,228
Secured by 1-4 family residential properties	123,191	216	2,731	229	126,367
Secured by nonfarm, nonresidential properties	2,182,106	1,250	37,025	473	2,220,854
Other real estate secured	537,958	323	4,610	—	542,891
Commercial and industrial loans	1,468,262	12,431	55,943	2,079	1,538,715
Consumer loans	—	—	—	—	—
State and other political subdivision loans	958,214	5,250	10,354	—	973,818
Other loans	460,568	17,842	10,323	49	488,782
Total	$6,712,604	$37,387	$126,631	$3,033	$6,879,655

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$67,913	$124	$—	$336	$68,373	$1,056,601
Secured by 1-4 family residential properties	1,675,455	9,872	569	13,229	1,699,125	1,825,492
Secured by nonfarm, nonresidential properties	60	—	—	—	60	2,220,914
Other real estate secured	929	—	—	—	929	543,820
Commercial and industrial loans	—	—	—	—	—	1,538,715
Consumer loans	179,802	2,153	288	205	182,448	182,448
State and other political subdivision loans	—	—	—	—	—	973,818
Other loans	5,278	—	—	—	5,278	494,060
Total	$1,929,437	$12,149	$857	$13,770	$1,956,213	$8,835,868

Past Due LHFS

LHFS past due 90 days or more totaled $41.6 million and $37.4 million at December 31, 2019 and 2018, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2019 or 2018.

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

Commercial Purpose LHFI

•	Real Estate – Owner-Occupied
•	Real Estate – Nonowner-Occupied
•	Working Capital
•	Non-Working Capital
•	Land
•	Lots and Development
•	Political Subdivisions

Commercial Construction LHFI

•	1 to 4 Family
•	Non-1 to 4 Family

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

The following tables detail the balance in the allowance for loan losses, LHFI allocated to each loan type segmented by the impairment evaluation methodology used at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,260	$8,260
Secured by 1-4 family residential properties	35	8,897	8,932
Secured by nonfarm, nonresidential properties	2,355	23,803	26,158
Other real estate secured	—	4,024	4,024
Commercial and industrial loans	707	25,285	25,992
Consumer loans	—	3,379	3,379
State and other political subdivision loans	1,809	420	2,229
Other loans	553	4,750	5,303
Total allowance for loan losses, LHFI	$5,459	$78,818	$84,277

	December 31, 2018
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$—	$7,390	$7,390
Secured by 1-4 family residential properties	39	8,602	8,641
Secured by nonfarm, nonresidential properties	413	21,963	22,376
Other real estate secured	—	3,450	3,450
Commercial and industrial loans	4,334	23,025	27,359
Consumer loans	—	2,890	2,890
State and other political subdivision loans	516	474	990
Other loans	1,052	5,142	6,194
Total allowance for loan losses, LHFI	$6,354	$72,936	$79,290

The following tables detail LHFI by loan type related to each balance in the allowance for loan losses, LHFI segregated by the impairment evaluation methodology used at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$626	$1,162,165	$1,162,791
Secured by 1-4 family residential properties	5,464	1,850,449	1,855,913
Secured by nonfarm, nonresidential properties	6,717	2,468,528	2,475,245
Other real estate secured	68	724,412	724,480
Commercial and industrial loans	23,458	1,454,438	1,477,896
Consumer loans	21	175,717	175,738
State and other political subdivision loans	4,079	963,865	967,944
Other loans	784	494,837	495,621
Total	$41,217	$9,294,411	$9,335,628

	December 31, 2018
	LHFI Evaluated for Impairment
	Individually	Collectively	Total
Loans secured by real estate:
Construction, land development and other land	$1,552	$1,055,049	$1,056,601
Secured by 1-4 family residential properties	3,963	1,821,529	1,825,492
Secured by nonfarm, nonresidential properties	9,476	2,211,438	2,220,914
Other real estate secured	248	543,572	543,820
Commercial and industrial loans	30,717	1,507,998	1,538,715
Consumer loans	2	182,446	182,448
State and other political subdivision loans	8,595	965,223	973,818
Other loans	1,282	492,778	494,060
Total	$55,835	$8,780,033	$8,835,868

Changes in the allowance for loan losses, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$79,290	$76,733	$71,265
Transfers (1)	—	1,554	—
Loans charged-off	(14,481)	(29,489)	(21,147)
Recoveries	8,671	12,499	11,521
Net (charge-offs) recoveries	(5,810)	(16,990)	(9,626)
Provision for loan losses, LHFI	10,797	17,993	15,094
Balance at end of period	$84,277	$79,290	$76,733
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were transferred from acquired impaired loans to LHFI during 2018.

The following tables detail changes in the allowance for loan losses, LHFI by loan type for the years ended December 31, 2019 and 2018, respectively ($ in thousands):

	2019
	Balance January 1,			Provision for Loan Losses	Balance December 31,
		Charge-offs	Recoveries
Loans secured by real estate:
Construction, land development and other land	$7,390	$(40)	$894	$16	$8,260
Secured by 1-4 family residential properties	8,641	(531)	666	156	8,932
Secured by nonfarm, nonresidential properties	22,376	(322)	472	3,632	26,158
Other real estate secured	3,450	—	29	545	4,024
Commercial and industrial loans	27,359	(5,344)	1,257	2,720	25,992
Consumer loans	2,890	(2,278)	1,829	938	3,379
State and other political subdivision loans	990	—	—	1,239	2,229
Other loans	6,194	(5,966)	3,524	1,551	5,303
Total allowance for loan losses, LHFI	$79,290	$(14,481)	$8,671	$10,797	$84,277

	2018
	Balance January 1,				Provision for Loan Losses	Balance December 31,
		Transfers (1)	Charge-offs	Recoveries
Loans secured by real estate:
Construction, land development and other land	$7,865	$584	$(123)	$1,124	$(2,060)	$7,390
Secured by 1-4 family residential properties	10,874	182	(1,629)	646	(1,432)	8,641
Secured by nonfarm, nonresidential properties	23,428	446	(1,184)	133	(447)	22,376
Other real estate secured	2,790	291	—	23	346	3,450
Commercial and industrial loans	22,851	46	(18,823)	5,410	17,875	27,359
Consumer loans	3,470	5	(2,089)	2,019	(515)	2,890
State and other political subdivision loans	789	—	—	—	201	990
Other loans	4,666	—	(5,641)	3,144	4,025	6,194
Total allowance for loan losses, LHFI	$76,733	$1,554	$(29,489)	$12,499	$17,993	$79,290
(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were transferred from acquired impaired loans to LHFI during 2018.

Note 6 – Acquired Loans

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

At December 31, 2019 and 2018, acquired loans consisted of the following ($ in thousands):

	December 31,
	2019	2018
Loans secured by real estate:
Construction, land development and other land	$4,771	$5,878
Secured by 1-4 family residential properties	17,525	22,556
Secured by nonfarm, nonresidential properties	38,206	47,979
Other real estate secured	3,946	8,253
Commercial and industrial loans	5,035	15,267
Consumer loans	520	1,356
Other loans	2,598	5,643
Acquired loans	72,601	106,932
Less allowance for loan losses, acquired loans	815	1,231
Net acquired loans	$71,786	$105,701

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)

Carrying value, net at January 1, 2018	$179,570	$77,868
Transfers (2)(3)	(26,497)	(59,916)
Accretion to interest income	9,514	1,019
Payments received, net	(62,519)	(16,234)
Other (4)	(26)	74
Change in allowance for loan losses, acquired loans	2,848	—
Carrying value, net at December 31, 2018	102,890	2,811
Transfers (3)	—	(2,926)
Accretion to interest income	5,532	115
Payments received, net	(37,230)	—
Other (4)	178	—
Change in allowance for loan losses, acquired loans	416	—
Carrying value, net at December 31, 2019	$71,786	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Subtopic 310-30.
(2)	During 2018, Trustmark transferred the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions from acquired impaired loans to LHFI.
(3)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(4)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

Under FASB ASC Subtopic 310-30, the accretable yield is the excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable.  The following table presents changes in the accretable yield for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Accretable yield at beginning of period	$(17,722)	$(31,426)	$(38,918)
Additions due to acquisition (1)	—	—	(784)
Accretion to interest income	5,532	9,514	14,924
Disposals, net	2,072	3,926	2,868
Transfers (2)	—	5,874	—
Reclassification from nonaccretable difference (3)	(4,698)	(5,610)	(9,516)
Accretable yield at end of period	$(14,816)	$(17,722)	$(31,426)

(1)	Accretable yield on loans acquired from Reliance on April 7, 2017.
(2)	During 2018, Trustmark transferred the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions from acquired impaired loans to LHFI.
(3)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following tables present the components of the allowance for loan losses on acquired impaired loans for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$1,231	$4,079	$11,397
Transfers (1)	—	(1,554)	—
Provision for loan losses, acquired loans	42	(1,005)	(7,395)
Net (charge-offs) recoveries	(458)	(289)	77
Balance at end of period	$815	$1,231	$4,079

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were transferred from acquired impaired loans to LHFI during 2018.

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

The tables below present the acquired loans by loan type and credit quality indicator at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$4,022	$—	$192	$—	$4,214
Secured by 1-4 family residential properties	3,164	42	580	—	3,786
Secured by nonfarm, nonresidential properties	27,848	—	9,972	386	38,206
Other real estate secured	3,878	—	68	—	3,946
Commercial and industrial loans	3,419	—	—	1,616	5,035
Consumer loans	—	—	—	—	—
Other loans	2,591	—	7	—	2,598
Total acquired loans	$44,922	$42	$10,819	$2,002	$57,785

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (1)	Subtotal	Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$463	$94	$—	$—	$557	$4,771
Secured by 1-4 family residential properties	12,843	615	281	—	13,739	17,525
Secured by nonfarm, nonresidential properties	—	—	—	—	—	38,206
Other real estate secured	—	—	—	—	—	3,946
Commercial and industrial loans	—	—	—	—	—	5,035
Consumer loans	489	31	—	—	520	520
Other loans	—	—	—	—	—	2,598
Total acquired loans	$13,795	$740	$281	$—	$14,816	$72,601

(1)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

	December 31, 2018
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$4,923	$26	$278	$—	$5,227
Secured by 1-4 family residential properties	4,341	45	534	451	5,371
Secured by nonfarm, nonresidential properties	34,933	—	12,614	432	47,979
Other real estate secured	7,653	—	190	410	8,253
Commercial and industrial loans	6,560	—	6,942	1,765	15,267
Consumer loans	—	—	—	—	—
Other loans	4,027	—	1,616	—	5,643
Total acquired loans	$62,437	$71	$22,174	$3,058	$87,740

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (1)	Subtotal	Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$642	$5	$4	$—	$651	$5,878
Secured by 1-4 family residential properties	16,133	571	481	—	17,185	22,556
Secured by nonfarm, nonresidential properties	—	—	—	—	—	47,979
Other real estate secured	—	—	—	—	—	8,253
Commercial and industrial loans	—	—	—	—	—	15,267
Consumer loans	1,346	10	—	—	1,356	1,356
Other loans	—	—	—	—	—	5,643
Total acquired loans	$18,121	$586	$485	$—	$19,192	$106,932

(1)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

The following tables provide an aging analysis of contractually past due and nonaccrual acquired loans by loan type at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$94	$—	$38	$132	$—	$4,639	$4,771
Secured by 1-4 family residential properties	696	131	366	1,193	—	16,332	17,525
Secured by nonfarm, nonresidential properties	36	—	851	887	—	37,319	38,206
Other real estate secured	1	—	52	53	—	3,893	3,946
Commercial and industrial loans	—	—	—	—	—	5,035	5,035
Consumer loans	16	15	—	31	—	489	520
Other loans	—	—	—	—	—	2,598	2,598
Total acquired loans	$843	$146	$1,307	$2,296	$—	$70,305	$72,601

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

	December 31, 2018
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$5	$—	$87	$92	$—	$5,786	$5,878
Secured by 1-4 family residential properties	664	108	481	1,253	—	21,303	22,556
Secured by nonfarm, nonresidential properties	206	—	978	1,184	—	46,795	47,979
Other real estate secured	2	14	—	16	—	8,237	8,253
Commercial and industrial loans	—	—	—	—	—	15,267	15,267
Consumer loans	1	9	—	10	—	1,346	1,356
Other loans	—	—	—	—	—	5,643	5,643
Total acquired loans	$878	$131	$1,546	$2,555	$—	$104,377	$106,932

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

Note 7 – Premises and Equipment, Net

At December 31, 2019 and 2018, premises and equipment, net consisted of the following ($ in thousands):

	December 31,
	2019	2018
Land	$52,454	$52,779
Buildings and leasehold improvements	210,362	202,912
Furniture and equipment	174,257	169,652
Total cost of premises and equipment	437,073	425,343
Less accumulated depreciation and amortization	256,608	247,160
Premises and equipment, net	180,465	178,183
Financing lease right-of-use assets	9,326	—
Assets held for sale	—	485
Total premises and equipment, net	$189,791	$178,668

At December 31, 2019, there were no closed branches in assets held for sale compared to three closed branches at December 31, 2018.  These properties were transferred from premises and equipment, net to assets held for sale while Trustmark sold these properties as a result of its strategic branch initiatives.  As a result, there were no property valuation adjustments for 2019 compared to $173 thousand and $338 thousand recognized and included in other expense for 2018 and 2017, respectively.

Depreciation and amortization of premises and equipment totaled $15.7 million in 2019 and $14.3 million in both 2018 and 2017.

Note 8 – Mortgage Banking

Mortgage Servicing Rights

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018
Balance at beginning of period	$95,596	$84,269
Origination of servicing assets	16,711	15,759
Change in fair value:
Due to market changes	(21,078)	7,342
Due to runoff	(11,835)	(11,774)
Balance at end of period	$79,394	$95,596

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2019, the fair value of the MSR included an assumed average prepayment speed of 11 CPR and an average discount rate of 10.03% compared to an assumed average prepayment speed of 8 CPR and an average discount rate of 10.04% at December 31, 2018.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2019, 2018 and 2017, Trustmark sold $1.404 billion, $1.092 billion and $1.179 billion, respectively, of residential mortgage loans.  Gain on sales of loans, net totaled $30.3 million in 2019, $21.8 million in 2018 and $18.8 million in 2017.  Trustmark receives annual servicing fee income approximating 0.32% of the outstanding balance of the underlying loans, which totaled $22.6 million in 2019, $21.9 million in 2018 and $21.4 million in 2017.  The gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2019 and 2018 ($ in thousands):

	December 31,
	2019	2018
Federal National Mortgage Association	$4,411,914	$4,204,336
Government National Mortgage Association	2,652,782	2,537,238
Federal Home Loan Mortgage Corporation	73,134	71,343
Other	19,404	21,957
Total mortgage loans sold and serviced for others	$7,157,234	$6,834,874

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  The total mortgage loan servicing putback expenses were included in other expense.  At December 31, 2019 and 2018, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand and $1.0 million, respectively.

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

Note 9 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2019 and 2018 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2018	$334,603	$45,024	$379,627
Adjustment during 2018	—	—	—
Balance as of December 31, 2018	334,603	45,024	379,627
Adjustment during 2019	—	—	—
Balance as of December 31, 2019	$334,603	$45,024	$379,627

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.

The Insurance Segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  Trustmark performed goodwill impairment tests for the General Banking and Insurance Segments during 2019, 2018 and 2017.  Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance Segments substantially exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2019 and 2018, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$82,096	$5,578	$87,674	$78,353	$9,321
Insurance intangibles	14,171	12,655	1,516	13,824	12,348	1,476
Banking charters	1,325	1,076	249	1,325	1,010	315
Total	$103,170	$95,827	$7,343	$102,823	$91,711	$11,112

Trustmark recorded $4.1 million of amortization of identifiable intangible assets in 2019, $5.2 million in 2018 and $6.2 million in 2017.  Trustmark estimates that amortization expense for identifiable intangible assets will be $2.8 million in 2020, $2.0 million in 2021, $1.2 million in 2022, $411 thousand in 2023 and $224 thousand in 2024.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2019, 2018 or 2017.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets as of December 31, 2019 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$5,578	3.8
Insurance intangibles	1,516	12.9
Banking charters	249	3.7
Total	$7,343	5.7

Note 10 – Other Real Estate

At December 31, 2019, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$34,668	$43,228	$62,051
Additions (1)	8,598	12,115	9,235
Disposals	(11,474)	(19,802)	(24,762)
Write-downs	(2,544)	(873)	(3,296)
Balance at end of period	$29,248	$34,668	$43,228

Gain (losses), net on the sale of other real estate included in other real estate expense	$(291)	$700	$2,087

(1)	For the year ended December 31, 2017, additions to other real estate included $475 thousand of other real estate acquired in the Reliance merger on April 7, 2017.

At December 31, 2019 and 2018, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2019	2018
Construction, land development and other land properties	$11,482	$16,206
1-4 family residential properties	3,453	4,983
Nonfarm, nonresidential properties	14,313	13,296
Other real estate properties	—	183
Total other real estate	$29,248	$34,668

At December 31, 2019 and 2018, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2019	2018
Alabama	$8,133	$6,873
Florida	5,877	8,771
Mississippi (1)	14,919	17,255
Tennessee (2)	319	1,025
Texas	—	744
Total other real estate	$29,248	$34,668

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2019 and 2018, the balance of other real estate included $3.5 million and $5.0 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2019 and 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $953 thousand and $1.1 million, respectively.

Note 11 – Leases

The table below details the components of net lease cost for the period presented ($ in thousands):

Year Ended December 31, 2019
Finance leases
Amortization of right-of-use assets	$2,162
Interest on lease liabilities	307
Operating lease cost	5,183
Short-term lease cost	370
Variable lease cost	1,387
Sublease income	(331)
Net lease cost	$9,078

The table below details the cash payments included in the measurement of lease liabilities during the period presented ($ in thousands):

Year Ended December 31, 2019
Finance leases
Operating cash flows included in operating activities	$307
Financing cash flows included in payments under finance lease obligations	1,964
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	5,092
Operating cash flows (liability reduction) included in other operating activities, net	5,404

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at December 31, 2019 ($ in thousands):

December 31, 2019
Finance lease right-of-use assets, net of accumulated depreciation	$9,326
Finance lease liabilities	9,520
Operating lease right-of-use assets	31,182
Operating lease liabilities	32,354

Weighted-average lease term
Finance leases	8.62 years
Operating leases	9.05 years

Weighted-average discount rate
Finance leases	3.01%
Operating leases	3.51%

At December 31, 2019, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2020	$1,970	$4,916
2021	1,615	4,576
2022	1,556	4,101
2023	871	4,064
2024	572	3,968
Thereafter	4,451	16,349
Total minimum lease payments	11,035	37,974
Less imputed interest	(1,515)	(5,620)
Lease liabilities	$9,520	$32,354

Note 12 – Deposits

At December 31, 2019 and 2018, deposits consisted of the following ($ in thousands):

	December 31,
	2019	2018
Noninterest-bearing demand	$2,891,215	$2,937,594
Interest-bearing demand	3,125,914	2,633,259
Savings	3,590,509	3,905,659
Time	1,637,919	1,887,899
Total	$11,245,557	$11,364,411

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest-bearing demand	$35,428	$18,479	$6,820
Savings	19,462	17,980	6,047
Time	24,281	17,477	9,850
Total	$79,171	$53,936	$22,717

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $285.7 million and $406.6 million at December 31, 2019 and 2018, respectively.

The maturities of interest-bearing deposits at December 31, 2019, are as follows ($ in thousands):

2020	$1,359,100
2021	190,554
2022	50,364
2023	20,995
2024	14,316
Thereafter	2,590
Total time deposits	1,637,919
Interest-bearing deposits with no stated maturity	6,716,423
Total interest-bearing deposits	$8,354,342

Note 13 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements are secured by securities with a carrying amount of $105.6 million and $163.3 million at December 31, 2019 and 2018, respectively.  As of December 31, 2019, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2019 and 2018 ($ in thousands):

	December 31,
	2019	2018
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$24,282	$6,721
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,290	38,788
Total securities sold under repurchase agreements	$53,572	$45,509

Other Borrowings

At December 31, 2019 and 2018, other borrowings consisted of the following ($ in thousands):

	December 31,
	2019	2018
FHLB advances	$811	$879
Serviced GNMA loans eligible for repurchase	57,062	61,564
Finance lease liabilities	9,520	—
Other	18,003	17,442
Total other borrowings	$85,396	$79,885

FHLB Advances

At both December 31, 2019 and 2018, Trustmark had no outstanding short-term FHLB advances.  At December 31, 2019 and 2018, Trustmark had $3.178 billion and $2.827 billion, respectively, available in additional borrowing capacity from the FHLB of Dallas.

Trustmark incurred no interest expense on short-term FHLB advances in 2019, compared to $4.4 million of interest expense in 2018 and $11.4 million in 2017.

At both December 31, 2019 and 2018, Trustmark had no outstanding long-term FHLB advances with the FHLB of Dallas.

At both December 31, 2019 and 2018, Trustmark had two outstanding long-term FHLB advances totaling $811 thousand and $879 thousand, respectively, with the FHLB of Atlanta. Both of these advances were assumed through the BancTrust merger.  The advances outstanding had fixed interest rates of 0.08% and 0.75% with outstanding balances of $135 thousand and $676 thousand at December 31, 2019 and $153 thousand and $726 thousand at December 31, 2018.  At December 31, 2019, these advances had a weighted-average remaining maturity of 2.37 years with a weighted-average cost of 0.64% during 2019.  At December 31, 2018, the outstanding long-term advances had a weighted-average remaining maturity of 3.41 years with a weighted-average cost of 0.63% during 2018.  There was no fair market value adjustment associated with the BancTrust merger included in the long-term FHLB advances at December 31, 2019 and 2018.  Trustmark’s long-term FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

Trustmark incurred $5 thousand of interest expense on long-term FHLB advances in 2019, compared to $6 thousand of interest expense in 2018 and $566 thousand of interest expense in 2017.

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

The debentures are subordinated to the prior payment of any other indebtedness of Trustmark that, by its terms, is not similarly subordinated.  The trust preferred securities are recorded as a long-term liability on Trustmark’s balance sheet; however, for regulatory purposes the trust preferred securities are treated as Tier 1 capital under the rules of the Federal Reserve Board (FRB), Trustmark’s primary federal regulatory agency.

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

At December 31, 2019 and 2018, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholder’s equity for the Trust also totaled $61.9 million at December 31, 2019 and 2018, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2019, net income for the Trust equaled $79 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $74 thousand during 2018 and $55 thousand during 2017.  Dividends issued to Trustmark by the Trust during 2019 totaled $79 thousand, compared to $74 thousand during 2018 and $55 thousand during 2017.

Note 14 – Revenue from Contracts with Customers

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018 (1)			Year Ended December 31, 2017 (1)(2)
	Topic 606	Not Topic 606 (3)	Total	Topic 606	Not Topic 606 (3)	Total	Topic 606	Not Topic 606 (3)	Total
General Banking Segment
Service charges on deposit accounts	$42,509	$—	$42,509	$43,614	$—	$43,614	$43,928	$—	$43,928
Bank card and other fees	27,972	3,706	31,678	26,904	1,897	28,801	27,958	250	28,208
Mortgage banking, net	—	29,822	29,822	—	34,674	34,674	—	29,902	29,902
Wealth management	379	—	379	296	—	296	210	—	210
Other, net	9,527	(160)	9,367	6,762	(217)	6,545	6,547	7,234	13,781
Security gains (losses), net	—	—	—	—	—	—	—	15	15
Total noninterest income	$80,387	$33,368	$113,755	$77,576	$36,354	$113,930	$78,643	$37,401	$116,044

Wealth Management Segment
Service charges on deposit accounts	$94	$—	$94	$88	$—	$88	$75	$—	$75
Bank card and other fees	58	—	58	104	—	104	78	—	78
Wealth management	30,300	—	30,300	30,042	—	30,042	30,130	—	30,130
Other, net	306	103	409	69	117	186	20	118	138
Total noninterest income	$30,758	$103	$30,861	$30,303	$117	$30,420	$30,303	$118	$30,421

Insurance Segment
Insurance commissions	$42,396	$—	$42,396	$40,481	$—	$40,481	$38,168	$—	$38,168
Other, net	33	—	33	5	—	5	30	—	30
Total noninterest income	$42,429	$—	$42,429	$40,486	$—	$40,486	$38,198	$—	$38,198

Consolidated
Service charges on deposit accounts	$42,603	$—	$42,603	$43,702	$—	$43,702	$44,003	$—	$44,003
Bank card and other fees	28,030	3,706	31,736	27,008	1,897	28,905	28,036	250	28,286
Mortgage banking, net	—	29,822	29,822	—	34,674	34,674	—	29,902	29,902
Insurance commissions	42,396	—	42,396	40,481	—	40,481	38,168	—	38,168
Wealth management	30,679	—	30,679	30,338	—	30,338	30,340	—	30,340
Other, net	9,866	(57)	9,809	6,836	(100)	6,736	6,597	7,352	13,949
Security gains (losses), net	—	—	—	—	—	—	—	15	15
Total noninterest income	$153,574	$33,471	$187,045	$148,365	$36,471	$184,836	$147,144	$37,519	$184,663

(1)

During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  The prior period amounts presented include reclassifications to conform to the current period presentation.

(2)	Trustmark elected the modified retrospective approach of adoption; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current year presentation.
(3)

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

Note 15 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Current
Federal	$20,068	$4,532	$16,959
State	7,145	5,997	5,687
Deferred
Federal	(3,104)	9,392	7,280
State	(776)	2,348	1,820
Income tax provision excluding deferred tax asset revaluation and reversal of valuation allowance	23,333	22,269	31,746

Deferred tax expense (benefit) - re-measurement of deferred tax assets	—	—	25,619
Deferred tax expense (benefit) - reversal of valuation allowance	—	—	(8,650)
Income tax provision	$23,333	$22,269	$48,715

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

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Income tax computed at statutory tax rate	$36,497	$36,089	$54,021
Tax exempt interest	(4,951)	(4,533)	(7,611)
Nondeductible interest expense	564	416	407
State income taxes, net	5,645	4,738	3,697
Income tax credits, net	(13,473)	(15,404)	(15,793)
Death benefit gains	(123)	(268)	(3,268)
Reversal of valuation allowance	—	—	(8,650)
Re-measurement of deferred tax assets	—	—	25,619
Other	(826)	1,231	293
Income tax provision	$23,333	$22,269	$48,715

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2019 and 2018, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Loan purchase accounting	$845	$1,564
Other real estate	5,845	7,284
Allowance for loan losses	21,774	20,638
Deferred compensation	16,498	15,607
Financing and operating lease liabilities	10,469	—
Realized built-in losses	11,431	12,182
Securities	3,028	3,929
Pension and other postretirement benefit plans	5,194	4,108
Interest on nonaccrual loans	942	806
Unrealized losses on securities available for sale	—	10,679
Stock-based compensation	2,527	2,192
Federal carryovers	—	1,606
Other	8,790	9,179
Gross deferred tax asset	87,343	89,774

Deferred tax liabilities:
Goodwill and other identifiable intangibles	15,336	16,229
Premises and equipment	11,913	12,109
Financing and operating lease right-of-use assets	10,127	—
Mortgage servicing rights	11,002	14,415
Securities	2,115	1,519
Other	5,192	5,600
Gross deferred tax liability	55,685	49,872
Net deferred tax asset	$31,658	$39,902

The following table provides a summary of the changes during the 2019 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

Balance at January 1, 2019	$1,249
Change due to tax positions taken during the current year	279
Change due to tax positions taken during a prior year	134
Change due to the lapse of applicable statute of limitations during the current year	(138)
Change due to settlements with taxing authorities during the current year	—
Balance at December 31, 2019	$1,524

Accrued interest, net of federal benefit, at December 31, 2019	$271

Unrecognized tax benefits that would impact the effective tax rate, if recognized, at December 31, 2019	$1,218

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2013 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 16 – Defined Benefit and Other Postretirement Benefits

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

During the second quarter of 2017, Trustmark fully funded the Plan on a termination basis by contributing additional assets in the amount of $17.6 million in accordance with Internal Revenue Service (IRS) and Pension Benefit Guaranty Corporation requirements.  Participants in the Plan elected to receive either a lump sum cash payment or annuity payments under a group annuity contract purchased from an insurance carrier.  Final distributions were made to participants from the Plan assets and a one-time pension settlement expense was recognized totaling $17.6 million.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for the Continuing Plan and the Plan for the periods presented ($ in thousands):

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$9,179	$10,102
Service cost	211	277
Interest cost	361	332
Actuarial (gain) loss	875	(827)
Benefits paid	(1,566)	(705)
Benefit obligation, end of year	$9,060	$9,179

Change in plan assets:
Fair value of plan assets, beginning of year	$3,954	$4,596
Actual return on plan assets	668	(314)
Employer contributions	387	377
Benefit payments	(1,566)	(705)
Fair value of plan assets, end of year	$3,443	$3,954

Funded status at end of year - net liability	$(5,617)	$(5,225)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$1,893	$2,170

	Years Ended December 31,
	2019	2018	2017
Net periodic benefit cost:
Service cost	$211	$277	$253
Interest cost	361	332	1,461
Expected return on plan assets	(202)	(227)	(317)
Recognized net loss due to defined benefit plan termination	—	—	17,662
Recognized net loss due to lump sum settlements	312	161	—
Recognized net actuarial loss	373	571	1,414
Net periodic benefit cost	$1,055	$1,114	$20,473

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$(277)	$(1,017)	$(18,168)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$778	$97	$2,305

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	2.84%	3.97%	3.32%
Discount rate for net periodic benefit cost	3.97%	3.32%	3.71%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2019 and 2018.

	December 31,
	2019	2018
Money market fund	2.0%	8.0%
Exchange traded funds:
Equity securities	46.0%	52.0%
Fixed income	41.0%	29.0%
International	11.0%	11.0%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2019 and 2018 ($ in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market fund	$51	$51	$—	$—
Exchange traded funds:
Equity securities	1,592	1,592	—	—
Fixed income	1,417	1,417	—	—
International	383	383	—	—
Total assets at fair value	$3,443	$3,443	$—	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market fund	$304	$304	$—	$—
Exchange traded funds:
Equity securities	2,044	2,044	—	—
Fixed income	1,162	1,162	—	—
International	444	444	—	—
Total assets at fair value	$3,954	$3,954	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2019.  The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2019, Trustmark’s minimum required contribution to the Continuing Plan was $157 thousand; however, Trustmark contributed $285 thousand.  For the plan year ending December 31, 2020, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $175 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2020 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2020	$1,147
2021	1,056
2022	873
2023	1,220
2024	997
2025 - 2029	2,443

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2020 include a net loss of $324 thousand.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	December 31,
	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$53,257	$57,930
Service cost	109	116
Interest cost	2,044	1,865
Actuarial (gain) loss	5,498	(3,228)
Benefits paid	(3,426)	(3,426)
Benefit obligation, end of year	$57,482	$53,257
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,426	3,426
Benefit payments	(3,426)	(3,426)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(57,482)	$(53,257)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$18,275	$13,403
Prior service cost	609	859
Amounts recognized	$18,884	$14,262

	Years Ended December 31,
	2019	2018	2017
Net periodic benefit cost:
Service cost	$109	$116	$141
Interest cost	2,044	1,865	2,103
Amortization of prior service cost	250	250	250
Recognized net actuarial loss	627	884	866
Net periodic benefit cost	$3,030	$3,115	$3,360

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$4,872	$(4,111)	$(224)
Amortization of prior service cost	(250)	(250)	(250)
Total recognized in other comprehensive income (loss)	$4,622	$(4,361)	$(474)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$7,652	$(1,246)	$2,886

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	2.84%	3.97%	3.32%
Discount rate for net periodic benefit cost	3.97%	3.32%	3.71%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2020	$3,963
2021	4,051
2022	4,284
2023	4,124
2024	4,144
2025 - 2029	17,840

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2020 include a loss of $957 thousand and prior service cost of $149 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation.  Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment.  Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions.  Trustmark’s contributions to this plan were $8.2 million in 2019, $7.9 million in 2018 and $7.5 million in 2017.

Note 17 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan).  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2019, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 909,818 shares.

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

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	177,695	$27.10	213,516	$25.37	237,136	$26.27
Granted	50,862	33.44	51,174	31.88	58,406	33.31
Released from restriction	(61,347)	20.18	(55,351)	25.32	(67,279)	34.78
Forfeited	(17,296)	20.18	(31,644)	26.26	(14,747)	28.42
Nonvested shares, end of year	149,914	$32.88	177,695	$27.10	213,516	$25.37

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.

The following table summarizes Trustmark’s time-vested award activity for the periods presented:

	Years Ended December 31,
	2019		2018		2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	321,870	$28.48	320,357	$25.40	322,056	$22.65
Granted	113,673	33.42	118,325	31.96	105,524	33.79
Released from restriction	(124,598)	21.64	(107,180)	23.02	(101,289)	25.35
Forfeited	(10,939)	32.73	(9,632)	29.30	(5,934)	26.52
Nonvested shares, end of year	300,006	$33.04	321,870	$28.48	320,357	$25.40

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2019
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2019	2018	2017	Expense	Compensation Expense
Performance awards	$1,524	$861	$1,387	$1,914	1.59
Time-vested awards	3,263	3,009	2,922	3,726	1.73
Total	$4,787	$3,870	$4,309	$5,640

Note 18 – Commitments and Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At December 31, 2019 and 2018, Trustmark had unused commitments to extend credit of $4.349 billion and $3.918 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral which are followed in the lending process.  At December 31, 2019 and 2018, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $105.2 million and $100.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2019 and 2018, the fair value of collateral held was $26.3 million and $29.8 million, respectively.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in several lawsuits related to the collapse of the Stanford Financial Group.

On August 23, 2009, a purported class action complaint was filed in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants.  The complaint seeks to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.  Class Plaintiffs have demanded a jury trial.  Class Plaintiffs did not quantify damages.

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

On June 23, 2015, the court allowed the Class Plaintiffs to file a Second Amended Class Action Complaint (SAC), which asserted new claims against TNB and certain of the other defendants for (i) aiding, abetting and participating in a fraudulent scheme, (ii) aiding, abetting and participating in violations of the Texas Securities Act, (iii) aiding, abetting and participating in breaches of fiduciary duty, (iv) aiding, abetting and participating in conversion and (v) conspiracy.  On July 14, 2015, the defendants (including TNB) filed motions to dismiss the SAC and to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims against TNB and the other financial institutions that are defendants in the action.  On July 27, 2016, the court denied the motion by TNB and the other financial institution defendants to dismiss the SAC and also denied the motion by TNB and the other financial institution defendants to reconsider the court’s prior denial to dismiss the OSIC’s constructive fraudulent transfer claims.  On August 24, 2016, TNB filed its answer to the SAC.  On October 20, 2017, the OSIC filed a motion seeking an order lifting the discovery stay and establishing a trial schedule.  On November 4, 2016, the OSIC filed a First Amended Intervenor Complaint, which added claims for (i) aiding, abetting or participation in violations of the Texas Securities Act and (ii) aiding, abetting or participation in the breach of fiduciary duty.  On November 7, 2017, the court denied the Class Plaintiffs’ motion seeking class certification and designation of class representatives and counsel, finding that common issues of fact did not predominate.  The court granted the OSIC’s motion to lift the discovery stay that it had previously ordered.

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

On December 30, 2019, a complaint was filed in the United States District Court for the Southern District of Mississippi, Northern Division (the Court) by Alysson Mills in her capacity as Court-appointed Receiver (the Receiver) for Arthur Lamar Adams (Adams) and Madison Timber Properties, LLC (Madison Timber), naming TNB, two other Mississippi-based financial institutions both of which are unaffiliated with Trustmark and two individuals, one of who was employed by TNB at all times relevant to the complaint and the other was employed either by TNB or one of the other defendant financial institutions, as defendants.  The complaint seeks to recover from the defendants, for the benefit of the receivership estate and also for certain investors who were allegedly defrauded by Adams and Madison Timber, damages (including punitive damages) and related costs allegedly attributable to actions of the defendants that allegedly enabled illegal and fraudulent activities engaged in by Adams and Madison Timber.  The Receiver did not quantify damages.

TNB’s relationship with Adams and Madison Timber consisted of traditional banking services in the ordinary course of business.

Trustmark and its subsidiaries are also parties to other lawsuits and other claims that arise in the ordinary course of business.  Some of the lawsuits assert claims related to the lending, collection, servicing, investment, trust and other business activities, and some of the lawsuits allege substantial claims for damages.

All pending legal proceedings described above are being vigorously contested.  In accordance FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and a reasonable estimate cannot reasonably be made.

Note 19 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 2.500% at December 31, 2019 and 1.875% at December 31, 2018.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2019, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2019.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2019, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2019 and 2018 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,312,668	11.93%	7.000%	n/a
Trustmark National Bank	1,352,893	12.30%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,372,668	12.48%	8.500%	n/a
Trustmark National Bank	1,352,893	12.30%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,457,760	13.25%	10.500%	n/a
Trustmark National Bank	1,437,985	13.07%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,372,668	10.48%	4.00%	n/a
Trustmark National Bank	1,352,893	10.35%	4.00%	5.00%

At December 31, 2018:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,271,538	11.77%	6.375%	n/a
Trustmark National Bank	1,311,548	12.14%	6.375%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,331,538	12.33%	7.875%	n/a
Trustmark National Bank	1,311,548	12.14%	7.875%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,412,059	13.07%	9.875%	n/a
Trustmark National Bank	1,392,069	12.89%	9.875%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,331,538	10.26%	4.00%	n/a
Trustmark National Bank	1,311,548	10.13%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  In 2020, TNB will have available approximately $56.8 million plus its net income for that year to pay as dividends.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock could be acquired through March 31, 2019.  Trustmark repurchased approximately 1.2 million shares of its common stock valued at $36.9 million during the year ended December 31, 2019, compared to 2.0 million shares of its common stock valued at $62.4 million repurchased during the year ended December 31, 2018 and no common stock repurchased during the year ended December 31, 2017.  Under the 2016 program, Trustmark repurchased approximately 3.2 million shares valued at $100.0 million.

The Board of Directors of Trustmark authorized a stock repurchase program effective April 1, 2019 under which $100.0 million of Trustmark’s outstanding common stock may be acquired through March 31, 2020.  The adoption of this stock repurchase program followed the receipt of non-objection from the FRB.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  Under this authority, Trustmark repurchased approximately 601 thousand shares of its common stock valued at $19.7 million during the year ended December 31, 2019.

Together, with the repurchases under the 2016 program, Trustmark purchased approximately 1.8 million shares of its common stock valued at $56.6 million during the year ended December 31, 2019.

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2020 under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue purchases at any time at Management’s discretion.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the net change in the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2019, 2018 and 2017 ($ in thousands).  Reclassification adjustments related to securities available for sale are included in securities gains (losses), net in the accompanying consolidated statements of income.  The amortization of prior service cost, recognized net loss due to lump sum settlements, change in net actuarial loss and recognized net loss due to defined benefit plan termination for pension and other postretirement benefit plans are included in the computation of net periodic benefit cost (see Note 16 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits, defined benefit plan termination and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2019
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$44,136	$(11,033)	$33,103
Change in net unrealized holding loss on securities transferred to held to maturity	3,605	(901)	2,704
Total securities available for sale and transferred securities	47,741	(11,934)	35,807
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(5,703)	1,425	(4,278)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(63)	187
Recognized net loss due to lump sum settlements	312	(77)	235
Change in net actuarial loss	796	(199)	597
Total pension and other postretirement benefit plans	(4,345)	1,086	(3,259)
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(145)	36	(109)
Reclassification adjustment for (gain) loss realized in net income	(479)	119	(360)
Total cash flow hedge derivatives	(624)	155	(469)
Total other comprehensive income (loss)	$42,772	$(10,693)	$32,079

Year Ended December 31, 2018
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(19,221)	$4,805	$(14,416)
Change in net unrealized holding loss on securities transferred to held to maturity	3,761	(940)	2,821
Total securities available for sale and transferred securities	(15,460)	3,865	(11,595)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	3,742	(936)	2,806
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(63)	187
Recognized net loss due to lump sum settlements	161	(39)	122
Change in net actuarial loss	1,225	(306)	919
Total pension and other postretirement benefit plans	5,378	(1,344)	4,034
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	497	(124)	373
Reclassification adjustment for (gain) loss realized in net income	(322)	80	(242)
Total cash flow hedge derivatives	175	(44)	131
Total other comprehensive income (loss)	$(9,907)	$2,477	$(7,430)

Year Ended December 31, 2017
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(13,994)	$5,353	$(8,641)
Reclassification adjustment for net (gains) losses realized in net income	(15)	6	(9)
Change in net unrealized holding loss on securities transferred to held to maturity	4,721	(1,806)	2,915
Total securities available for sale and transferred securities	(9,288)	3,553	(5,735)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(1,231)	471	(760)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(96)	154
Change in net actuarial loss	1,962	(751)	1,211
Recognized net loss due to defined benefit plan termination	17,662	(6,755)	10,907
Total pension and other postretirement benefit plans	18,643	(7,131)	11,512
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	198	(76)	122
Reclassification adjustment for (gain) loss realized in net income	282	(108)	174
Total cash flow hedge derivatives	480	(184)	296
Total other comprehensive income (loss)	$9,835	$(3,762)	$6,073

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2017	$(20,800)	$(24,980)	$(18)	$(45,798)
Other comprehensive income (loss) before reclassification	(5,726)	(760)	122	(6,364)
Amounts reclassified from accumulated other comprehensive loss	(9)	12,272	174	12,437
Net other comprehensive income (loss)	(5,735)	11,512	296	6,073
Balance, December 31, 2017	(26,535)	(13,468)	278	(39,725)
Other comprehensive income (loss) before reclassification	(11,595)	2,806	373	(8,416)
Amounts reclassified from accumulated other comprehensive loss	—	1,228	(242)	986
Net other comprehensive income (loss)	(11,595)	4,034	131	(7,430)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Reform Act	(5,694)	(2,890)	60	(8,524)
Balance, December 31, 2018	(43,824)	(12,324)	469	(55,679)
Other comprehensive income (loss) before reclassification	35,807	(4,278)	(109)	31,420
Amounts reclassified from accumulated other comprehensive loss	—	1,019	(360)	659
Net other comprehensive income (loss)	35,807	(3,259)	(469)	32,079
Balance, December 31, 2019	$(8,017)	$(15,583)	$—	$(23,600)

Note 20 – Fair Value

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2019 and 2018.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$22,327	$—	$22,327	$—
Obligations of states and political subdivisions	25,465	—	25,465	—
Mortgage-backed securities	1,554,612	—	1,554,612	—
Securities available for sale	1,602,404	—	1,602,404	—
Loans held for sale	226,347	—	226,347	—
Mortgage servicing rights	79,394	—	—	79,394
Other assets - derivatives	17,956	244	16,273	1,439
Other liabilities - derivatives	6,063	4,414	1,649	—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$30,335	$—	$30,335	$—
Obligations of states and political subdivisions	50,676	—	50,676	—
Mortgage-backed securities	1,730,802	—	1,730,802	—
Securities available for sale	1,811,813	—	1,811,813	—
Loans held for sale	153,799	—	153,799	—
Mortgage servicing rights	95,596	—	—	95,596
Other assets - derivatives	12,347	5,006	6,154	1,187
Other liabilities - derivatives	4,213	66	4,147	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(32,913)	6,775
Additions	16,711	—
Sales	—	(6,523)
Balance, December 31, 2019	$79,394	$1,439

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2019	$(21,078)	$1,284

Balance, January 1, 2018	$84,269	$900
Total net (loss) gain included in Mortgage banking, net (1)	(4,432)	4,390
Additions	15,759	—
Sales	—	(4,103)
Balance, December 31, 2018	$95,596	$1,187

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2018	$7,342	$636

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2019, which have been measured at fair value on a nonrecurring basis, include impaired LHFI.  Loans for which it is probable Trustmark will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement are considered impaired.  Specific allowances for impaired LHFI are based on comparisons of the recorded carrying values of the loans to the present value of the estimated cash flows of these loans at each loan’s original effective interest rate, the fair value of the collateral or the observable market prices of the loans.  Impaired LHFI are primarily collateral dependent loans and are assessed using a fair value approach.  Fair value estimates for collateral dependent loans are derived from appraised values based on the current market value or as-is value of the property being appraised, normally from recently received and reviewed appraisals.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable.  Appraised values are adjusted down for costs associated with asset disposal.  At December 31, 2019, Trustmark had outstanding balances of $41.2 million with a related allowance of $5.5 million in impaired LHFI that were individually evaluated for impairment and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared to $55.8 million with a related allowance of $6.4 million at December 31, 2018.  These individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.  Impaired LHFI are periodically reviewed and evaluated for additional impairment and adjusted accordingly based on the same factors identified above.

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

Foreclosed assets of $15.0 million were re-measured during 2019, requiring write-downs of $2.4 million to reach their current fair values compared to $19.2 million of foreclosed assets that were re-measured during 2018, requiring write-downs of $873 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The carrying amounts and estimated fair values of financial instruments at December 31, 2019 and 2018 were as follows ($ in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$358,916	$358,916	$350,391	$350,391
Securities held to maturity	738,099	746,202	909,643	889,733
Level 3 Inputs:
Net LHFI	9,251,351	9,235,674	8,756,578	8,757,817
Net acquired loans	71,786	71,786	105,701	105,701

Financial Liabilities:
Level 2 Inputs:
Deposits	11,245,557	11,250,071	11,364,411	11,365,203
Federal funds purchased and securities sold under repurchase agreements	256,020	256,020	50,471	50,471
Other borrowings	85,396	85,374	79,885	79,827
Junior subordinated debt securities	61,856	50,722	61,856	53,196

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the years ended December 31, 2019, 2018 and 2017, a net gain of $1.5 million, $1.4 million and $3.0 million, respectively, was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the years ended December 31, 2019 included $5.9 million of interest earned on the LHFS accounted for under the fair value option compared to $4.9 million for both years ended December 31, 2018 and 2017.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.   The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $57.1 million and $61.6 million at December 31, 2019 and 2018, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of December 31, 2019 and 2018 ($ in thousands):

	December 31,
	2019	2018
Fair value of LHFS	$169,285	$92,235
LHFS contractual principal outstanding	164,420	89,056
Fair value less unpaid principal	$4,865	$3,179

Note 21 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

On April 4, 2013, Trustmark entered into a forward interest rate swap contract on junior subordinated debentures with a total notional amount of $60.0 million.  The interest rate swap contract was designated as a derivative instrument in a cash flow hedge under FASB

ASC Topic 815 with the objective of protecting the quarterly interest payments on Trustmark’s $60.0 million of junior subordinated debentures issued to Trustmark Preferred Capital Trust I throughout the five-year period which began December 31, 2014 and ended December 31, 2019 from the risk of variability of those payments resulting from changes in the three-month LIBOR interest rate.  Under the swap, which became effective on December 31, 2014, Trustmark paid a fixed interest rate of 1.66% and received a variable interest rate based on three-month LIBOR on a total notional amount of $60.0 million, with quarterly net settlements.

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.  The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in accumulated other comprehensive loss at December 31, 2019 compared to a net after-tax gain of $469 thousand at December 31, 2018.  Amounts reported in accumulated other comprehensive loss related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $564.0 million at December 31, 2019 compared to $318.0 million at December 31, 2018.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $11.5 million for the year ended December 31, 2019, compared to a net positive ineffectiveness of $2.4 million for the year ended December 31, 2018 and a net positive ineffectiveness of $254 thousand for the year ended December 31, 2017.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $209.0 million at December 31, 2019, with a negative valuation adjustment of $486 thousand, compared to $132.0 million at December 31, 2018, with a negative valuation adjustment of $1.8 million.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $92.1 million at December 31, 2019, with a positive valuation adjustment of $1.4 million, compared to $71.2 million at December 31, 2018, with a positive valuation adjustment of $1.2 million.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of December 31, 2019, Trustmark had interest rate swaps with an aggregate notional amount of $893.1 million related to this program, compared to $475.8 million as of December 31, 2018.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of December 31, 2019 and 2018, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.0 million and $75 thousand, respectively.  As of December 31, 2019, Trustmark had posted collateral of $1.4 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap.  At both December 31, 2019 and 2018, Trustmark had entered into three risk participation agreements as a beneficiary with aggregate notional amounts of $37.6 million and $23.1 million, respectively.  At December 31, 2019, Trustmark had entered into ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million compared to seven risk participation agreements as a guarantor with an aggregate notional amount of $39.0 million at December 31, 2018.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2019 and 2018.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of December 31, 2019 and 2018 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2019	2018
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other assets	$—	$625

Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$—	$4,445
Exchange traded purchased options included in other assets	244	561
OTC written options (rate locks) included in other assets	1,439	1,187
Interest rate swaps included in other assets	16,209	5,487
Credit risk participation agreements included in other assets	64	42
Futures contracts included in other liabilities	2,654	—
Forward contracts included in other liabilities	486	1,773
Exchange traded written options included in other liabilities	1,760	66
Interest rate swaps included in other liabilities	1,122	2,369
Credit risk participation agreements included in other liabilities	41	5

	Years Ended December 31,
	2019	2018	2017
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive loss and recognized in other interest expense	$479	$322	$(282)

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$11,096	$(6,191)	$(1,873)
Amount of gain (loss) recognized in bank card and other fees	(776)	(357)	(31)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(109)	$373	$122

Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2019 and 2018 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,209	$—	$16,209	$—	$—	$16,209

Offsetting of Derivative Liabilities
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,122	$—	$1,122	$—	$(1,390)	$(268)

Offsetting of Derivative Assets
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,112	$—	$6,112	$(339)	$(620)	$5,153

Offsetting of Derivative Liabilities
As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,369	$—	$2,369	$(339)	$—	$2,030

Note 22 – Segment Information

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

During the first quarter of 2019, Trustmark revised the composition of its operating segments by moving the Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for reporting purposes.  The prior periods presented include reclassifications to conform to the current period presentation.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2019	2018	2017
General Banking
Net interest income	$422,661	$415,561	$402,507
Provision for loan losses, net	10,838	17,001	7,485
Noninterest income	113,755	113,930	116,044
Noninterest expense	370,493	355,389	370,793
Income before income taxes	155,085	157,101	140,273
Income taxes	18,721	18,560	43,427
General banking net income	$136,364	$138,541	$96,846

Selected Financial Information
Total assets	$13,333,518	$13,111,362	$13,627,012
Depreciation and amortization	$38,637	$38,182	$37,704

Wealth Management
Net interest income	$3,686	$3,633	$4,809
Provision for loan losses, net	1	(13)	214
Noninterest income	30,861	30,420	30,421
Noninterest expense	26,365	29,170	29,989
Income before income taxes	8,181	4,896	5,027
Income taxes	2,040	1,225	1,923
Wealth Management net income	$6,141	$3,671	$3,104

Selected Financial Information
Total assets	$90,113	$106,179	$102,773
Depreciation and amortization	$267	$186	$137

Insurance
Net interest income	$242	$226	$234
Noninterest income	42,429	40,486	38,198
Noninterest expense	32,144	30,856	29,387
Income before income taxes	10,527	9,856	9,045
Income taxes	2,572	2,484	3,365
Insurance net income	$7,955	$7,372	$5,680

Selected Financial Information
Total assets	$74,246	$68,919	$68,168
Depreciation and amortization	$516	$572	$630

Consolidated
Net interest income	$426,589	$419,420	$407,550
Provision for loan losses, net	10,839	16,988	7,699
Noninterest income	187,045	184,836	184,663
Noninterest expense	429,002	415,415	430,169
Income before income taxes	173,793	171,853	154,345
Income taxes	23,333	22,269	48,715
Consolidated net income	$150,460	$149,584	$105,630

Selected Financial Information
Total assets	$13,497,877	$13,286,460	$13,797,953
Depreciation and amortization	$39,420	$38,940	$38,471

Note 23 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2019	2018
Assets:
Investment in banks	$1,707,644	$1,637,338
Other assets	15,778	16,975
Total Assets	$1,723,422	$1,654,313

Liabilities and Shareholders' Equity:
Accrued expense	$864	$1,004
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,660,702	1,591,453
Total Liabilities and Shareholders' Equity	$1,723,422	$1,654,313

Condensed Statements of Income	Years Ended December 31,
	2019	2018	2017
Revenue:
Dividends received from banks	$120,297	$128,592	$65,663
Earnings of subsidiaries over distributions	32,971	23,791	42,211
Other income	90	86	71
Total Revenue	153,358	152,469	107,945
Expense:
Other expense	2,898	2,885	2,315
Total Expense	2,898	2,885	2,315
Net Income	$150,460	$149,584	$105,630

Condensed Statements of Cash Flows	Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$150,460	$149,584	$105,630
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(32,971)	(23,791)	(42,211)
Other	(1,800)	(1,395)	(1,697)
Net cash from operating activities	115,689	124,398	61,722

Investing Activities:
Payment for investments in subsidiaries	—	—	(30,755)
Repayment for investments in subsidiaries	—	—	32,000
Net cash from investing activities	—	—	1,245

Financing Activities:
Common stock dividends	(59,804)	(62,425)	(62,795)
Repurchase and retirement of common stock	(56,615)	(62,421)	—
Net cash from financing activities	(116,419)	(124,846)	(62,795)
Net change in cash and cash equivalents	(730)	(448)	172
Cash and cash equivalents at beginning of year	16,437	16,885	16,713
Cash and cash equivalents at end of year	$15,707	$16,437	$16,885

Trustmark (parent company only) paid income taxes of approximately $24.8 million in 2019, $12.4 million in 2018 and $7.4 million in 2017.  During 2019 and 2018, interest received was $482 thousand and $320 thousand, respectively, compared to $283 thousand of interest paid during 2017.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2019.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2019.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2019, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2019 was audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Information about Executive Officers of Trustmark” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2019 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	149,914	$—	908,818
Equity compensation plans not approved by security holders	—	—	—
Total	149,914	$—	908,818

(1)

This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.

(2)	Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)

This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan as of December 31, 2019, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2019 Annual Report to Shareholders and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements (Notes 1 through 23)

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

None

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

3-b

Amended and Restated Bylaws of Trustmark Corporation, as of April 28, 2016 and further amended on December 11, 2018. Filed as Exhibit 3-b to Trustmark’s Form 10-K Annual Report for the year ended December 31, 2018, incorporated herein by reference.

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

4-c	Guarantee Agreement between Trustmark Corporation and Wilmington Trust Company. Filed August 21, 2006, as Exhibit 4.3 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

4-d	Description of Trustmark’s Common Stock.

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

Form of Performance-Based Restricted Stock Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed February 15, 2018, as Exhibit 10-s to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-t

Form of Time-Based Restricted Stock Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed February 15, 2018, as Exhibit 10-t to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-u

Form of Time-Based Restricted Stock Agreement for Director (under the Amended and Restated Stock and Incentive Compensation Plan.)  Filed February 15, 2018, as Exhibit 10-u to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-v

Amendment to Employment Agreement between Trustmark Corporation and Gerard R. Host dated February 15, 2018.  Filed February 20, 2018, as Exhibit 10-v to Trustmark’s Form 10-K Annual Report, incorporated herein by reference. *

10-w

Second Amendment to Trustmark Corporation Deferred Compensation Plan (Master Plan Document).  Filed May 7, 2018, as Exhibit 10-w to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference. *

10-x

First Amendment to Deferred Compensation Plan for Directors (Directors’ Deferred Fee Plan) of Trustmark National Bank.  Filed May 7, 2018, as Exhibit 10-x to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference. *

10-y

First Amendment to Deferred Compensation Plan for Executives (Executive Deferral Plan-Group 1) of Trustmark National Bank. Filed May 7, 2018, as Exhibit 10-y to Trustmark’s Form 10-Q Quarterly Report, incorporated herein by reference. *

10-z

Second Amendment to Employment Agreement between Trustmark Corporation and Gerard R. Host dated December 10, 2019. Filed December 10, 2019, as Exhibit 10.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-aa	Form of Performance Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.)*

10-ab	Form of Time-Based Restricted Stock Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.) *

10-ac	Form of Time-Based Restricted Stock Unit Agreement for Director (under the Amended and Restated Stock and Incentive Compensation Plan.)*

21	List of Subsidiaries.

23	Consent of Crowe LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Label Linkbase Document

101.LAB	Inline XBRL Presentation Linkbase Document

101.PRE	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host
Gerard R. Host
President and Chief Executive Officer

DATE:	February 20, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 20, 2020	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 20, 2020	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 20, 2020	BY:	/s/ James N. Compton
James N. Compton, Director

DATE:	February 20, 2020	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 20, 2020	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE:	February 20, 2020	BY:	/s/ Duane A. Dewey
Duane A. Dewey, Director

DATE:	February 20, 2020	BY:	/s/ Louis E. Greer
Louis E. Greer, Treasurer, Principal Financial Officer
and Principal Accounting Officer

DATE:	February 20, 2020	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 20, 2020	BY:	/s/ Gerard R. Host
Gerard R. Host, President, Chief Executive Officer
and Director

DATE:	February 20, 2020	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 20, 2020	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 20, 2020	BY:	/s/ R. Michael Summerford
R. Michael Summerford, Chairman and Director

DATE:	February 20, 2020	BY:	/s/ Harry M. Walker
Harry M. Walker, Director

DATE:	February 20, 2020	BY:	/s/ Leroy G. Walker, Jr.
Leroy G. Walker, Jr., Director

DATE:	February 20, 2020	BY:	/s/ William G. Yates III
William G. Yates III, Director