Form 10-Q
period 2020-03-31
TRUSTMARK CORP
filed 2020-05-08
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, there were 63,420,866 shares outstanding of the registrant’s common stock (no par value).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential,” “seek,” “continue,” “could,” “would,” “future” or the negative of those terms or other words of similar meaning.  You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information.  These forward-looking statements include, but are not limited to, statements relating to anticipated future operating and financial performance measures, including net interest margin, credit quality, business initiatives, growth opportunities and growth rates, among other things, and encompass any estimate, prediction, expectation, projection, opinion, anticipation, outlook or statement of belief included therein as well as the management assumptions underlying these forward-looking statements.  You should be aware that the occurrence of the events described under the caption “Risk Factors” in Trustmark’s filings with the Securities and Exchange Commission (SEC) could have an adverse effect on our business, results of operations and financial condition.  Should one or more of these risks materialize, or should any such underlying assumptions prove to be significantly different, actual results may vary significantly from those anticipated, estimated, projected or expected.  Furthermore, many of these risks and uncertainties are currently amplified by and may continue to be amplified by or may, in the future, be amplified by, the novel coronavirus (COVID-19) pandemic, and also by the effectiveness of varying governmental responses in ameliorating the impact of the pandemic on our customers and the economies where they operate.

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, the effects of the COVID-19 pandemic on the domestic and global economy, as well as the effectiveness of actions of federal, state and local governments and agencies (including the Board of Governors of the Federal Reserve Board (FRB)) to mitigate its spread and economic impact, local, state and national economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, particularly with respect to the COVID-19 pandemic, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters,  pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$404,341	$358,916
Federal funds sold and securities purchased under reverse repurchase agreements	2,000	—
Securities available for sale, at fair value (amortized cost: $1,791,852; allowance for credit losses: $0)	1,833,779	1,602,404
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $731,441-2020; $746,202-2019)	704,276	738,099
Loans held for sale (LHFS)	325,389	226,347
Loans held for investment (LHFI) (1)	9,567,920	9,335,628
Less allowance for credit losses (ACL), LHFI (1)	100,564	84,277
Net LHFI	9,467,356	9,251,351
Acquired loans (1)	—	72,601
Less allowance for loan losses, acquired loans (1)	—	815
Net acquired loans	—	71,786
Net LHFI and acquired loans	9,467,356	9,323,137
Premises and equipment, net	190,179	189,791
Mortgage servicing rights	56,437	79,394
Goodwill	381,717	379,627
Identifiable intangible assets, net	7,537	7,343
Other real estate	24,847	29,248
Operating lease right-of-use assets	30,839	31,182
Other assets	591,132	532,389
Total Assets	$14,019,829	$13,497,877

Liabilities
Deposits:
Noninterest-bearing	$2,977,058	$2,891,215
Interest-bearing	8,598,706	8,354,342
Total deposits	11,575,764	11,245,557
Federal funds purchased and securities sold under repurchase agreements	421,821	256,020
Other borrowings	84,230	85,396
ACL on off-balance sheet credit exposures (1)	36,421	—
Junior subordinated debt securities	61,856	61,856
Operating lease liabilities	32,055	32,354
Other liabilities	155,283	155,992
Total Liabilities	12,367,430	11,837,175

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 63,396,912 shares - 2020; 64,200,111 shares - 2019	13,209	13,376
Capital surplus	229,403	256,400
Retained earnings	1,402,089	1,414,526
Accumulated other comprehensive income (loss), net of tax	7,698	(23,600)
Total Shareholders' Equity	1,652,399	1,660,702
Total Liabilities and Shareholders' Equity	$14,019,829	$13,497,877
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest Income
Interest and fees on LHFS & LHFI	$106,345	$106,795
Interest and fees on acquired loans (1)	—	1,916
Interest on securities:
Taxable	12,948	14,665
Tax exempt	361	510
Interest on federal funds sold and securities purchased under reverse repurchase agreements	—	2
Other interest income	740	1,603
Total Interest Income	120,394	125,491
Interest Expense
Interest on deposits	14,957	19,570
Interest on federal funds purchased and securities sold under repurchase agreements	625	288
Other interest expense	860	825
Total Interest Expense	16,442	20,683
Net Interest Income	103,952	104,808
Provision for credit losses (PCL) (1)	20,581	1,611
Provision for loan losses, acquired loans (1)	—	78
Net Interest Income After PCL	83,371	103,119
Noninterest Income
Service charges on deposit accounts	10,032	10,265
Bank card and other fees	5,355	7,191
Mortgage banking, net	27,483	3,442
Insurance commissions	11,550	10,871
Wealth management	8,537	7,483
Other, net	2,307	2,239
Total Noninterest Income	65,264	41,491
Noninterest Expense
Salaries and employee benefits	69,148	60,954
Services and fees	19,930	16,968
Net occupancy - premises	6,286	6,454
Equipment expense	5,616	5,924
Other real estate expense, net	1,294	1,752
Credit loss expense related to off-balance sheet credit exposures (1)	6,783	—
Other expense	14,753	13,969
Total Noninterest Expense	123,810	106,021
Income Before Income Taxes	24,825	38,589
Income taxes	2,607	5,250
Net Income	$22,218	$33,339

Earnings Per Share
Basic	$0.35	$0.51
Diluted	$0.35	$0.51

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income per consolidated statements of income	$22,218	$33,339
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	30,380	14,118
Change in net unrealized holding loss on securities transferred to held to maturity	646	560
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	47
Recognized net loss due to lump sum settlement	—	24
Change in net actuarial loss	244	190
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	—	(47)
Reclassification adjustment for (gain) loss realized in net income	—	(128)
Other comprehensive income (loss), net of tax	31,298	14,764
Comprehensive income	$53,516	$48,103

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2020	64,200,111	$13,376	$256,400	$1,414,526	$(23,600)	$1,660,702
FASB ASU 2016-13 adoption adjustment	—	—	—	(19,949)	—	(19,949)
Net income per consolidated statements of income	—	—	—	22,218	—	22,218
Other comprehensive income (loss), net of tax	—	—	—	—	31,298	31,298
Common stock dividends paid ($0.23 per share)	—	—	—	(14,706)	—	(14,706)
Shares withheld to pay taxes, long-term incentive plan	83,759	17	(1,037)	—	—	(1,020)
Repurchase and retirement of common stock	(886,958)	(184)	(27,354)	—	—	(27,538)
Compensation expense, long-term incentive plan	—	—	1,394	—	—	1,394
Balance, March 31, 2020	63,396,912	$13,209	$229,403	$1,402,089	$7,698	$1,652,399

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2019	65,834,395	$13,717	$309,545	$1,323,870	$(55,679)	$1,591,453
Net income per consolidated statements of income	—	—	—	33,339	—	33,339
Other comprehensive income (loss), net of tax	—	—	—	—	14,764	14,764
Common stock dividends paid ($0.23 per share)	—	—	—	(15,033)	—	(15,033)
Shares withheld to pay taxes, long-term incentive plan	123,821	25	(1,629)	—	—	(1,604)
Repurchase and retirement of common stock	(1,168,273)	(243)	(36,650)	—	—	(36,893)
Compensation expense, long-term incentive plan	—	—	1,002	—	—	1,002
Balance, March 31, 2019	64,789,943	$13,499	$272,268	$1,342,176	$(40,915)	$1,587,028

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income per consolidated statements of income	$22,218	$33,339
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net (1)	27,364	1,689
Depreciation and amortization	8,996	9,337
Net amortization of securities	1,918	2,007
Gains on sales of loans, net	(7,085)	(3,576)
Compensation expense, long-term incentive plan	1,394	1,002
Deferred income tax provision	(11,600)	(1,400)
Proceeds from sales of loans held for sale	324,167	212,508
Purchases and originations of loans held for sale	(416,687)	(235,550)
Originations of mortgage servicing rights	(3,649)	(2,507)
Earnings on bank-owned life insurance	(1,292)	(1,354)
Net change in other assets	(49,822)	(1,576)
Net change in other liabilities	(204)	(9,853)
Other operating activities, net	25,119	10,806
Net cash from operating activities	(79,163)	14,872

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	34,459	25,361
Proceeds from maturities, prepayments and calls of securities available for sale	86,129	106,990
Purchases of securities available for sale	(278,691)	—
Net proceeds from bank-owned life insurance	280	—
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(2,000)	830
Net change in member bank stock	(107)	(70)
Net change in loans	(162,097)	(148,108)
Purchases of premises and equipment	(4,154)	(4,407)
Proceeds from sales of premises and equipment	—	1,848
Proceeds from sales of other real estate	3,671	1,780
Purchases of software	(1,805)	(3,753)
Investments in tax credit and other partnerships	(141)	(3,426)
Purchase of insurance book of business	(3,097)	(81)
Net cash from investing activities	(327,553)	(23,036)

Financing Activities
Net change in deposits	330,207	170,404
Net change in federal funds purchased and securities sold under repurchase agreements	165,801	(3,604)
Net change in short-term borrowings	(127)	(90)
Payments on long-term FHLB advances	(17)	(17)
Payments under finance lease obligations	(459)	(513)
Common stock dividends	(14,706)	(15,033)
Repurchase and retirement of common stock	(27,538)	(36,893)
Shares withheld to pay taxes, long-term incentive plan	(1,020)	(1,604)
Net cash from financing activities	452,141	112,650

Net change in cash and cash equivalents	45,425	104,486
Cash and cash equivalents at beginning of period	358,916	349,561
Cash and cash equivalents at end of period	$404,341	$454,047

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 188 offices at March 31, 2020 in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (2019 Annual Report).

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

Subsequent Events

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. In response to the outbreak, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The COVID-19 pandemic may have a significant adverse impact on certain industries Trustmark serves, including restaurants and food services, hotels, retail and energy.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19-related modifications and specified that COVID-19-related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  Through April 23, 2020, Trustmark modified 1,978 individual loans with aggregate principal balances totaling $976.2 million. More of these types of modifications are likely to be executed in the second quarter of 2020. Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect Trustmark’s loan portfolio.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to Trustmark.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.

Note 2 – Securities Available for Sale and Held to Maturity

Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” was adopted by Trustmark on January 1, 2020.  ASU 2016-13 introduces the current expected credit losses methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost, including securities held to maturity, and makes targeted improvements to the accounting for credit losses on securities available for sale.

Under ASU 2016-13, the allowance for credit losses is an estimate measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

In order to comply with ASU 2016-13, Trustmark conducted a review of its investment portfolio and determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero.  This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government.  The reasons behind the adoption of the zero-credit loss assumption are as follows:

•	High credit rating
•	Long history with no credit losses
•	Guaranteed by a sovereign entity
•	Widely recognized as “risk-free rate”
•	Can print its own currency
•	Currency is routinely held by central banks, used in international commerce, and commonly viewed as reserve currency
•	Currently under the U.S. Government conservatorship or receivership

Trustmark will continuously monitor any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration and prompt Trustmark to reconsider its zero-credit loss assumption.

At the date of adoption, Trustmark’s estimated allowance for credit losses on securities available for sale and held to maturity under ASU 2016-13 was deemed immaterial due to the composition of these portfolios. Both portfolios consist primarily of U.S. government agency guaranteed mortgage-backed securities for which the risk of loss is minimal. Therefore, Trustmark did not recognize a cumulative effect adjustment through retained earnings related to the available for sale or held to maturity securities.

Securities Available for Sale

ASU 2016-13 makes targeted improvements to the accounting for credit losses on securities available for sale.  The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses.  Unlike securities held to maturity, securities available for sale are evaluated on an individual level and pooling of securities is not allowed.

Quarterly, Trustmark evaluates if any security has a fair value less than its amortized cost.  Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Trustmark performs further analysis as outlined below:

•	Review the extent to which the fair value is less than the amortized cost and observe the security’s lowest credit rating as reported by third-party credit ratings companies.
•

The securities that violate the credit loss triggers above would be subjected to additional analysis that may include, but is not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer/or obligor of the underlying issue and third-party guarantee.

•

If Trustmark determines that a credit loss exists, the credit portion of the allowance will be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark records will be limited to the amount by which the amortized cost exceeds the fair value.

The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s Investor Service.

At March 31, 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale.  At March 31, 2020, accrued interest receivable totaled $4.5 million for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

ASU 2016-13 requires institutions to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risks exist.  Trustmark uses several levels of segmentation in order to measure expected credit losses:

•	The portfolio is segmented into agency and non-agency securities.
•	The non-agency securities are separated into municipal, mortgage, and corporate securities.

Each individual segment is categorized by third-party credit ratings.

As discussed above, Trustmark has determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero, which include debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. This assumption will be reviewed and attested to quarterly.  Trustmark is using an internally built model to verify the accuracy of third-party provided calculations.

At March 31, 2020, Trustmark’s securities held to maturity totaled $704.3 million.  The potential credit loss exposure was $31.6 million and consisted of municipal securities.  After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at March 31, 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity.  At March 31, 2020, accrued interest receivable totaled $1.7 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At March 31, 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments.  Trustmark had no securities held to maturity classified as nonaccrual at March 31, 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings.  The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at March 31, 2020 ($ in thousands):

Securities Held to Maturity Amortized Cost
March 31, 2020
Aaa	$672,519
Aa1 to Aa3	26,208
Not Rated (1)	5,549
Total	$704,276

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2020 and December 31, 2019 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$21,704	$78	$(592)	$21,190	$—	$—	$—	$—
Obligations of states and political subdivisions	23,084	488	—	23,572	31,758	383	(41)	32,100
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	70,106	1,868	(3)	71,971	10,492	501	—	10,993
Issued by FNMA and FHLMC	949,400	18,854	(925)	967,329	91,971	1,565	—	93,536
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	615,004	19,071	—	634,075	463,175	21,848	—	485,023
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	112,554	3,109	(21)	115,642	106,880	2,915	(6)	109,789
Total	$1,791,852	$43,468	$(1,541)	$1,833,779	$704,276	$27,212	$(47)	$731,441

December 31, 2019
U.S. Government agency obligations	$22,965	$69	$(707)	$22,327	$3,781	$220	$—	$4,001
Obligations of states and political subdivisions	24,952	513	—	25,465	31,781	434	(53)	32,162
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,196	425	(369)	69,252	10,820	266	(10)	11,076
Issued by FNMA and FHLMC	714,350	2,171	(3,165)	713,356	96,631	286	(370)	96,547
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	656,162	3,777	(1,713)	658,226	485,324	7,026	(656)	491,694
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	113,359	625	(206)	113,778	109,762	1,042	(82)	110,722
Total	$1,600,984	$7,580	$(6,160)	$1,602,404	$738,099	$9,274	$(1,171)	$746,202

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $11.2 million ($8.4 million, net of tax) compared to approximately $12.1 million ($9.1 million, net of tax) at December 31, 2019.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at March 31, 2020 and December 31, 2019 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$3,245	$(23)	$12,708	$(569)	$15,953	$(592)
Obligations of states and political subdivisions	—	—	6,217	(41)	6,217	(41)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	65	(1)	774	(2)	839	(3)
Issued by FNMA and FHLMC	17,254	(136)	55,755	(789)	73,009	(925)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	8,468	(17)	672	(10)	9,140	(27)
Total	$29,032	$(177)	$76,126	$(1,411)	$105,158	$(1,588)

December 31, 2019
U.S. Government agency obligations	$6,585	$(105)	$12,886	$(602)	$19,471	$(707)
Obligations of states and political subdivisions	—	—	6,216	(53)	6,216	(53)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	23,544	(107)	18,529	(272)	42,073	(379)
Issued by FNMA and FHLMC	112,879	(230)	278,120	(3,305)	390,999	(3,535)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	158,341	(738)	151,271	(1,631)	309,612	(2,369)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,312	(167)	14,155	(121)	65,467	(288)
Total	$352,661	$(1,347)	$481,177	$(5,984)	$833,838	$(7,331)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Prior to the adoption of FASB ASU 2016-13, Trustmark did not consider these investments to be other-than-temporarily impaired at March 31, 2019.  There were no other-than-temporary impairments for the three months ended 2019.

Security Gains and Losses

During the three months ended March 31, 2020 and 2019, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $1.924 billion and $1.770 billion at March 31, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both March 31, 2020 and December 31, 2019, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2020, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,505	$20,617	$5,079	$5,115
Due after one year through five years	1,304	1,317	26,679	26,985
Due after five years through ten years	2,499	2,456	—	—
Due after ten years	20,480	20,372	—	—
	44,788	44,762	31,758	32,100
Mortgage-backed securities	1,747,064	1,789,017	672,518	699,341
Total	$1,791,852	$1,833,779	$704,276	$731,441

Note 3 – LHFI and Allowance for Credit Losses, LHFI

Trustmark adopted the amendments of FASB ASU 2016-13, on January 1, 2020.  The amendments of ASU 2016-13 created FASB Accounting Standards Codification (ASC) Topic 326, “Financial Instruments – Credit Losses,” which, among other things, replace much of the guidance and disclosures previously provided in FASB ASC Topic 310, “Receivables.”  The guidance in FASB ASC Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  In accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” Trustmark has developed an allowance for credit losses (ACL) methodology effective January 1, 2020, which replaces its previous allowance for loan losses methodology.  See the section captioned “Allowance for Credit Losses (ACL)” within this note for additional information regarding Trustmark’s ACL.  Trustmark adopted FASB ASC Topic 326 using the modified retrospective approach prescribed by the amendments of ASU 2016-13; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

At March 31, 2020 and December 31, 2019, LHFI consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$486,265	$1,162,791
Other secured by 1-4 family residential properties	584,981	1,855,913
Secured by nonfarm, nonresidential properties	2,575,422	2,475,245
Other real estate secured	838,573	724,480
Other loans secured by real estate: (1)
Other construction	650,124	—
Secured by 1-4 family residential properties	1,267,084	—
Commercial and industrial loans	1,476,777	1,477,896
Consumer loans	173,678	175,738
State and other political subdivision loans	938,637	967,944
Other commercial loans (1)	576,379	495,621
LHFI	9,567,920	9,335,628
Less ACL	100,564	84,277
Net LHFI	$9,467,356	$9,251,351

(1)

In accordance with the guidance in FASB ASC Topic 326, Trustmark redefined its LHFI portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. The other loans secured by real estate portfolio segment and related loan classes were separated from the loans secured by real estate portfolio segment. The other construction loans were segregated from the construction, land development and other land loans. The other loans secured by 1-4 family residential properties were segregated from the loans secured by 1-4 family residential properties and the loans secured by 1-4 family residential properties were redefined in the other loans secured by real estate portfolio segment. Other loans were redefined as other commercial loans.

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI.  At March 31, 2020, accrued interest receivable for LHFI totaled $30.8 million with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2020, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

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

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2020 and 2019.

The following table provides the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest as of March 31, 2020 ($ in thousands):

	March 31, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$586	$950	$—
Other secured by 1-4 family residential properties	519	4,991	40
Secured by nonfarm, nonresidential properties	5,476	7,323	—
Other real estate secured	65	1,076	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	1,504	12,466	306
Commercial and industrial loans	18,988	21,156	—
Consumer loans	—	84	296
State and other political subdivision loans	—	4,079	—
Other commercial loans	—	867	66
Total	$27,138	$52,992	$708

The following table provides an aging analysis of the amortized cost basis of past due LHFI at March 31, 2020 ($ in thousands):

	March 31, 2020
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$389	$130	$178	$697	$485,568	$486,265
Other secured by 1-4 family residential properties	3,365	1,137	943	5,445	579,536	584,981
Secured by nonfarm, nonresidential properties	1,583	1,048	283	2,914	2,572,508	2,575,422
Other real estate secured	155	—	354	509	838,064	838,573
Other loans secured by real estate:
Other construction	3	—	—	3	650,121	650,124
Secured by 1-4 family residential properties	2,822	3,335	4,324	10,481	1,256,603	1,267,084
Commercial and industrial loans	1,595	327	1,543	3,465	1,473,312	1,476,777
Consumer loans	1,608	302	297	2,207	171,471	173,678
State and other political subdivision loans	—	—	4,079	4,079	934,558	938,637
Other commercial loans	454	69	480	1,003	575,376	576,379
Total	$11,974	$6,348	$12,481	$30,803	$9,537,117	$9,567,920

The following table provides an aging analysis of past due and nonaccrual LHFI by loan class at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$380	$256	$—	$636	$897	$1,161,258	$1,162,791
Secured by 1-4 family residential properties	5,254	940	211	6,405	16,810	1,832,698	1,855,913
Secured by nonfarm, nonresidential properties	1,698	—	—	1,698	7,700	2,465,847	2,475,245
Other real estate secured	8	—	—	8	1,032	723,440	724,480
Commercial and industrial loans	617	12	39	668	21,775	1,455,453	1,477,896
Consumer loans	2,208	380	392	2,980	108	172,650	175,738
State and other political subdivision loans	76	—	—	76	4,079	963,789	967,944
Other loans	152	4	—	156	825	494,640	495,621
Total	$10,393	$1,592	$642	$12,627	$53,226	$9,269,775	$9,335,628
(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

Prior to the adoption of FASB ASC Topic 326, Trustmark’s individually evaluated impaired LHFI included all commercial nonaccrual relationships of $500 thousand or more, which were specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Subtopic 310-10-50-20 “Impaired Loans.”  Once a LHFI was deemed to be impaired, the full difference between book value and the most likely estimate of the collateral’s net realizable value was charged off or a specific reserve was established.

No material interest income was recognized in the income statement on impaired LHFI for the period ended March 31, 2019.

At December 31, 2019, individually evaluated impaired LHFI consisted of the following ($ in thousands):

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

At March 31, 2020 and 2019, LHFI classified as TDRs totaled $26.5 million and $30.2 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $18.3 million and $24.8 million at March 31, 2020 and 2019, respectively.  The remaining TDRs at March 31, 2020 and 2019 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $10.7 million of unused commitments on TDRs at March 31, 2020 compared to $4.4 million of unused commitments on TDRs at March 31, 2019.

At March 31, 2020, TDRs had a related ACL of $210 thousand, compared to a related allowance for loan loss of $2.8 million at March 31, 2019, and resulted in charge-offs of $2.2 million and $43 thousand for the three months ended March 31, 2020 and 2019, respectively.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	5	$501	$501	2	$86	$86
Commercial and industrial loans	2	1,582	1,582	6	9,054	9,054
Consumer loans	4	20	20	2	30	30
Total	11	$2,103	$2,103	10	$9,170	$9,170

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	1	$22
Other secured by 1-4 family residential properties	3	446	3	684
Commercial and industrial loans	3	194	6	15,178
Consumer loans	—	—	2	28
Total	6	$640	12	$15,912

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

The following tables detail LHFI classified as TDRs by loan class at March 31, 2020 and 2019 ($ in thousands):

	March 31, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$14	$14
Other secured by 1-4 family residential properties	—	3,672	3,672
Secured by nonfarm, nonresidential properties	—	2,899	2,899
Commercial and industrial loans	2,640	17,103	19,743
Consumer loans	17	23	40
Other commercial loans	—	125	125
Total TDRs	$2,657	$23,836	$26,493

	March 31, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$22	$22
Secured by 1-4 family residential properties	58	3,098	3,156
Secured by nonfarm, nonresidential properties	—	339	339
Commercial and industrial loans	13,786	12,380	26,166
Consumer loans	—	31	31
Other loans	—	518	518
Total TDRs	$13,844	$16,388	$30,232

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19- related modifications and specified that COVID-19- related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  Trustmark modified 503 individual loans with aggregate principal balances totaling $344.3 million through March 31, 2020 without treating such modifications as TDRs.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2020 ($ in thousands):

	March 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,804	$—	$—	$—	$—	$1,804
Other secured by 1-4 family residential properties	519	—	—	—	—	519
Secured by nonfarm, nonresidential properties	12,054	—	—	—	—	12,054
Other real estate secured	65	—	—	—	—	65
Other loans secured by real estate:						—
Other construction	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,504	—	—	—	—	1,504
Commercial and industrial loans	115	873	8,970	221	8,888	19,067
Consumer loans	—	—	—	—	—	—
State and other political subdivision loans	4,079	—	—	—	—	4,079
Other commercial loans	623	—	—	—	125	748
Total	$20,763	$873	$8,970	$221	$9,013	$39,840

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The following provides a qualitative description by class of loan of the collateral that secures Trustmark’s collateral-dependent LHFI:

•

Loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

•

Other loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

•

Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts, equipment and other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

•

State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

•

Other loans - Loans within this loan class are secured by liens on real estate properties or priority status of a UCC agreement for non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

Credit Quality Indicators

Trustmark’s LHFI portfolio credit quality indicators focus on six key quality ratios that are compared against bank tolerances.  The loan indicators are total classified outstanding, total criticized outstanding, nonperforming loans, nonperforming assets, delinquencies and net loan losses.  Due to the homogenous nature of consumer loans, Trustmark does not assign a formal internal risk rating to each credit and therefore the criticized and classified measures are primarily composed of commercial loans.

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio segment as it relates to credit file completion and financial statement exceptions, underwriting, collateral documentation and compliance with law as shown below:

•

Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content and completeness and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits.  Also included is an evaluation of the systems/procedures used to insure compliance with policy.

•

Underwriting – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within loan policy requirements.  A properly approved credit is approved by adequate authority in a timely manner with all conditions of approval fulfilled.  Total policy exceptions measure the level of underwriting and other policy exceptions within a portfolio segment.

•

Collateral Documentation – focuses on the adequacy of documentation to perfect Trustmark’s collateral position and substantiate collateral value.  Collateral exceptions measure the level of documentation exceptions within a portfolio segment.  Collateral exceptions occur when certain collateral documentation is either not present or not current.

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

•

Doubtful (RR 9) – a loan with an identified weakness that does not have a valid secondary source of repayment.  Generally, these credits have an impaired primary source of repayment and secondary sources are not sufficient to prevent a loss in the credit.  The exact amount of the loss has not been determined at this time.

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

To enhance this process, Trustmark has determined that loans will be individually assessed, and a formal analysis will be performed and based upon the analysis the loan will be written down to net realizable value.  Trustmark will individually assess and remove loans from the pool in the following circumstances:

•

Commercial nonaccrual loans with total exposure of $500 thousand (excluding those portions of the debt that are government guaranteed or are secured by Trustmark deposits or marketable securities) or more.

•

Commercial accruing substandard loans with total exposure of $1.0 million (excluding those portions of the debt that are government guaranteed or are secured by Trustmark deposits or marketable securities) or more will be reviewed on an individual basis to determine if the risk characteristics of the loan are indictive of the rest of the loan pool.  Any loan that is believed to not share similar risk characteristics with the rest of the pool will be individually assessed.  Otherwise, the loan will be left within the pool based on the results of the assessment.

•

Commercial accruing loans deemed to be a TDR with total exposure of $500 thousand (excluding those portions of the debt that are government guaranteed or are secured by Trustmark deposits or marketable securities) or more.  If the loan is believed to not share similar risk characteristics with the rest of the loan pool, the loan will be individually assessed.  Otherwise, the loan will be left within the pool and monitored on an ongoing basis.

Each loan officer assesses the appropriateness of the internal risk rating assigned to their credits on an ongoing basis.  Trustmark’s Asset Review area conducts independent credit quality reviews of the majority of Trustmark’s commercial loan portfolio both on the underlying credit quality of each individual loan class as well as the adherence to Trustmark’s loan policy and the loan administration process.  In general, Asset Review conducts reviews of each lending area within a six- to eighteen-month window depending on the overall credit quality results of the individual area.

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

In addition, a semi-annual review of significant development, commercial construction, multi-family and nonowner-occupied projects is performed.  This review assesses each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information as applicable.  Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit Officer with a determination made as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed ($ in thousands):

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of March 31, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$77,319	$223,340	$54,232	$7,319	$4,228	$6,771	$36,843	$410,052
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,299	1,190	423	39	680	45	—	3,676
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	78,618	224,530	54,655	7,358	4,908	6,858	36,843	413,770

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$7,746	$32,807	$25,192	$13,745	$14,504	$10,639	$11,512	$116,145
Special Mention - RR 7	—	92	—	—	—	—	—	92
Substandard - RR 8	284	4,016	1,119	244	486	849	114	7,112
Doubtful - RR 9	—	37	—	—	—	—	—	37
Total	8,030	36,952	26,311	13,989	14,990	11,488	11,626	123,386

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$132,966	$542,615	$495,056	$407,125	$350,006	$474,906	$118,137	$2,520,811
Special Mention - RR 7	—	740	—	—	—	4,826	—	5,566
Substandard - RR 8	4,148	14,888	1,859	4,587	9,202	12,885	1,053	48,622
Doubtful - RR 9	60	—	—	—	—	341	—	401
Total	137,174	558,243	496,915	411,712	359,208	492,958	119,190	2,575,400

Other real estate secured:
Pass - RR 1 through RR 6	$18,032	$180,641	$269,166	$177,386	$136,620	$40,741	$12,561	$835,147
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	197	1,304	—	398	843	—	2,742
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	18,032	180,838	270,470	177,386	137,018	41,584	12,561	837,889

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of March 31, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$20,369	$359,717	$203,819	$24,199	$23,154	$—	$4,645	$635,903
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	14,221	—	—	—	—	14,221
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	20,369	359,717	218,040	24,199	23,154	—	4,645	650,124

Commercial and industrial loans:
Pass - RR 1 through RR 6	$175,477	$294,301	$146,947	$115,358	$85,992	$59,924	$540,814	$1,418,813
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	8,103	2,336	19,042	864	724	2,641	23,416	57,126
Doubtful - RR 9	17	540	—	—	269	4	8	838
Total	183,597	297,177	165,989	116,222	86,985	62,569	564,238	1,476,777

State and other political subdivision loans:
Pass - RR 1 through RR 6	$30,645	$134,410	$76,100	$124,088	$147,560	$415,156	$805	$928,764
Special Mention - RR 7	—	—	—	—	—	4,650	—	4,650
Substandard - RR 8	—	—	—	384	—	4,839	—	5,223
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	30,645	134,410	76,100	124,472	147,560	424,645	805	938,637

Other commercial loans:
Pass - RR 1 through RR 6	$37,485	$90,436	$35,815	$15,742	$58,816	$55,347	$267,500	$561,141
Special Mention - RR 7	—	2,028	—	—	—	—	2,995	5,023
Substandard - RR 8	—	299	698	94	1,265	—	7,747	10,103
Doubtful - RR 9	—	89	—	—	—	23	—	112
Total	37,485	92,852	36,513	15,836	60,081	55,370	278,242	576,379

Total commercial LHFI	$513,950	$1,884,719	$1,344,993	$891,174	$833,904	$1,095,472	$1,028,150	$7,592,362

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of March 31, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$4,470	$44,148	$14,499	$2,531	$1,992	$4,557	$—	$72,197
Past due 30-89 days	—	—	64	52	29	43	—	188
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	110	—	110
Total	4,470	44,148	14,563	2,583	2,021	4,710	—	72,495

Other secured by 1-4 family residential properties:
Current	$5,636	$24,558	$17,083	$5,225	$2,833	$17,902	$380,934	$454,171
Past due 30-89 days	—	166	111	30	58	1,384	1,870	3,619
Past due 90 days or more	—	5	—	—	—	2	34	41
Nonaccrual	83	38	211	448	—	678	2,306	3,764
Total	5,719	24,767	17,405	5,703	2,891	19,966	385,144	461,595

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$—	$—	$—	$16	$—	$16
Past due 30-89 days	—	—	—	6	—	—	—	6
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	6	—	16	—	22

Other real estate secured:
Current	$60	$—	$47	$47	$111	$419	$—	$684
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	60	—	47	47	111	419	—	684

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of March 31, 2020	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$42,174	$253,904	$251,953	$128,603	$140,848	$431,984	$—	$1,249,466
Past due 30-89 days	—	271	2,649	123	—	1,803	—	4,846
Past due 90 days or more	—	96	148	—	—	61	—	305
Nonaccrual	—	630	2,252	788	249	8,548	—	12,467
Total	42,174	254,901	257,002	129,514	141,097	442,396	—	1,267,084

Consumer loans:
Current	$23,790	$53,753	$25,875	$10,148	$2,751	$1,390	$53,694	$171,401
Past due 30-89 days	425	469	313	89	31	9	561	1,897
Past due 90 days or more	21	12	11	—	—	—	252	296
Nonaccrual	—	17	28	27	4	8	—	84
Total	24,236	54,251	26,227	10,264	2,786	1,407	54,507	173,678

Total consumer LHFI	$76,659	$378,067	$315,244	$148,117	$148,906	$468,914	$439,651	$1,975,558

Total LHFI	$590,609	$2,262,786	$1,660,237	$1,039,291	$982,810	$1,564,386	$1,467,801	$9,567,920

The table below presents LHFI by loan class and credit quality indicator at  December 31, 2019 ($ in thousands):

	December 31, 2019
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,075,146	$—	$15,726	$42	$1,090,914
Secured by 1-4 family residential properties	116,592	45	6,355	41	123,033
Secured by nonfarm, nonresidential properties	2,430,761	—	44,001	328	2,475,090
Other real estate secured	721,238	—	2,547	—	723,785
Commercial and industrial loans	1,407,837	909	68,262	888	1,477,896
Consumer loans	—	—	—	—	—
State and other political subdivision loans	957,948	4,650	5,346	—	967,944
Other loans	469,095	3,445	16,926	30	489,496
Total	$7,178,617	$9,049	$159,163	$1,329	$7,348,158

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$71,413	$332	$—	$132	$71,877	$1,162,791
Secured by 1-4 family residential properties	1,710,930	5,922	211	15,817	1,732,880	1,855,913
Secured by nonfarm, nonresidential properties	155	—	—	—	155	2,475,245
Other real estate secured	695	—	—	—	695	724,480
Commercial and industrial loans	—	—	—	—	—	1,477,896
Consumer loans	172,649	2,588	393	108	175,738	175,738
State and other political subdivision loans	—	—	—	—	—	967,944
Other loans	6,125	—	—	—	6,125	495,621
Total	$1,961,967	$8,842	$604	$16,057	$1,987,470	$9,335,628

Past Due LHFS

LHFS past due 90 days or more totaled $43.6 million and $41.6 million at March 31, 2020 and December 31, 2019, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2020 or 2019.

Allowance for Credit Losses, LHFI (ACL)

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20 as well as regulatory guidance from its primary regulator.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL for LHFI is adjusted through the provision for credit losses (PCL) and reduced by the charge off of loan amounts, net of recoveries.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments.  These segments are further disaggregated into loan classes, the level at which credit risk is monitored.  When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.  Determining the appropriateness of the allowance is complex and requires judgement by Management about the effect of matters that are inherently uncertain.  In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

Trustmark estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts including the COVID-19 pandemic effects.  Trustmark uses a third-party software application to calculate the quantitative portion of the ACL using a methodology and assumptions specific to each loan pool.  The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI.  Factors considered include the following:  lending policies and procedures, economic conditions and concentrations of credit, nature and volume of the portfolio, performance trends, and external factors.  The quantitative and qualitative portions of the allowance are added together to determine the total allowance for credit losses, which reflects Management’s expectations of future conditions based on reasonable and supportable forecasts.

The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans.  In estimating the allowance for credit losses for the collective component, loans are segregated into loan pools based on loan product types and similar risk characteristics.

The loans secured by real estate and other loans secured by real estate portfolio segments include loans for both commercial and residential properties.  The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral, availability of permanent financing, maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type.  The borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting.  Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance in addition to analysis of the proposed project for income-producing properties.  Additional support offered by guarantors is also considered.  Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.

The commercial and industrial LHFI portfolio segment includes commercial loans made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets and term financing for those within Trustmark’s geographic markets.  Trustmark’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

The consumer LHFI portfolio segment is comprised of loans which are underwritten after evaluating a borrower’s capacity, credit and collateral.  Several factors are considered when assessing a borrower’s capacity, including the borrower’s employment, income, current debt, assets and level of equity in the property.  Credit is assessed using a credit report that provides credit scores and the borrower’s current and past information about their credit history.  Property appraisals are obtained to assist in evaluating collateral.  Loan-to-value and debt-to-income ratios, loan amount and lien position are also considered in assessing whether to originate a loan.  These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

The state and other political subdivision LHFI and the other commercial LHFI portfolio segments primarily consist of loans to non-depository financial institutions, such as mortgage companies, finance companies and other financial intermediaries, loans to state and political subdivisions, and loans to non-profit and charitable organizations.  These loans are underwritten based on the specific nature or purpose of the loan and underlying collateral with special consideration given to the specific source of repayment for the loan.

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	Prime Rate, National GDP
		Lots and development	DCF	Prime Rate, Southern Unemployment
		Unimproved land	DCF	Prime Rate, Southern Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	Prime Rate, Southern Unemployment
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - office	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied- Retail	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
Other loans secured by real estate	Other construction	Other construction	WARM	Prime Rate, National Unemployment
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	Prime Rate, Southern Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans	Other commercial loans	Other loans	DCF	Prime Rate, Southern Unemployment

In general, Trustmark utilizes a DCF method to estimate the quantitative portion of the allowance for credit losses for loan pools.  The DCF model consists of two key components, a loss driver analysis (LDA) and a cash flow analysis.  For loan pools utilizing the DCF methodology, multiple assumptions are in place, depending on the loan pool.  A reasonable and supportable forecast is utilized for each loan pool by developing a LDA for each loan class.  The LDA uses charge off data from Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR).  The PDR is decomposed into a probability of default (PD).  Regressions are run using the data for various macroeconomic variables in order to determine which ones correlate to Trustmark’s losses.  These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast.  In addition to the PD, a loss given default (LGD) is derived using a method referred to as Frye Jacobs.  The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the levels of PD forecasts. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes as well as the all other consumer and other loans pools.

For the commercial and industrial loans related pools, Trustmark uses its own PD and LGD data, instead of the macroeconomic variables and the Frye Jacobs method described above, to calculate the PD and LGD as there were no defensible macroeconomic variables that correlated to Trustmark’s losses.  Trustmark utilizes a third-party Bond Default Study to derive the PD and LGD for the obligations of state and political subdivisions pool.  Due to the lack of losses within this pool, no defensible macroeconomic factors were identified to correlate.

The PD and LGD measures are used in conjunction with prepayment data as inputs into the DCF model to calculate the cash flows at the individual loan level.  Contractual cash flows based on loan terms are adjusted for PD, LGD and prepayments to derive loss cash flows.  These loss cash flows are discounted by the loan’s coupon rate to arrive at the discounted cash flow based quantitative loss.  The prepayment studies are updated quarterly by a third-party for each applicable pool.

An alternate method of estimating the ACL is used for certain loan pools due to specific characteristics of these loans.  For the non-DCF pools, specifically, those using the weighted average remaining maturity (WARM) method, the remaining life is incorporated into the ACL quantitative calculation.

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools.  To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.  For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were adversely affected due to the impact of COVID-19, causing an overall increase in reserve levels.

Qualitative factors used in the ACL methodology include the following:

•	Lending policies and procedures
•	Economic conditions and concentrations of credit
•	Nature and volume of the portfolio
•	Performance trends
•	External factors

While all these factors are incorporated into the overall methodology, only two are currently considered active: economic conditions and concentrations of credit and performance trends.

Two of Trustmark’s largest loan classes are the loans secured by nonfarm, nonresidential properties and the loans secured by other real estate. Trustmark elected to create a qualitative factor specifically for these loan classes which addresses changes in the economic conditions of metropolitan areas and applies additional pool level reserves. This qualitative factor is based on third-party market data and forecast trends and is updated quarterly as information is available, by market and by loan pool.

For the performance trends factor, Trustmark uses migration analyses to allocate additional ACL to non-pass/delinquent loans within each pool. In this way, Management believes the ACL will directly reflect changes in risk, based on the performance of the loans within a pool, whether declining or improving.

The ACL for individual loans that do not share risk characteristics with other loans is measured as the difference between the discounted value of expected future cash flows, based in the effective interest rate at origination, and the amortized cost basis of the loan, or the net realizable value.  The ACL is the difference between the loan’s net realizable value and its amortized cost basis (net of previous charge-offs and deferred loan fees and costs), except for collateral-dependent loans.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell.  Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the ‘as is’ value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of the expected credit loss is charged off.

LHFI are charged off against the ACL, with any subsequent recoveries credited back to the ACL account.  Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.  Trustmark’s loan policy dictates the guidelines to be followed in determining when a loan is charged off.  Commercial purpose LHFI are charged off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted.  Consumer LHFI secured by 1-4 family residential real estate are generally charged off or written down to the fair value of the collateral less cost to sell at no later than 180 days of delinquency.  Non-real estate consumer purpose LHFI, including both secured and unsecured loans, are generally charged off by 120 days of delinquency.  Consumer revolving lines of credit and credit card debt are generally charged off on or prior to 180 days of delinquency.

The following table disaggregates the ACL and the amortized cost basis of the loans by the measurement methodology used at March 31, 2020 ($ in thousands):

	March 31, 2020
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$9,079	$9,079	$1,804	484,461	$486,265
Other secured by 1-4 family residential properties	—	11,711	11,711	519	584,462	584,981
Secured by nonfarm, nonresidential properties	—	28,127	28,127	12,054	2,563,368	2,575,422
Other real estate secured	—	5,273	5,273	65	838,508	838,573
Other loans secured by real estate:
Other construction	—	7,711	7,711	—	650,124	650,124
Secured by 1-4 family residential properties	—	8,042	8,042	1,504	1,265,580	1,267,084
Commercial and industrial loans	26	14,538	14,564	19,067	1,457,710	1,476,777
Consumer loans	—	6,596	6,596	—	173,678	173,678
State and other political subdivision loans	1,809	1,632	3,441	4,079	934,558	938,637
Other commercial loans	518	5,502	6,020	748	575,631	576,379
Total	$2,353	$98,211	$100,564	$39,840	$9,528,080	$9,567,920

The following table disaggregates the allowance for loan losses and LHFI balances by the impairment evaluation methodology used at December 31, 2019 ($ in thousands):

	December 31, 2019
	Allowance for Loan Losses			LHFI
	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,260	$8,260	$626	$1,162,165	$1,162,791
Secured by 1-4 family residential properties	35	8,897	8,932	5,464	1,850,449	1,855,913
Secured by nonfarm, nonresidential properties	2,355	23,803	26,158	6,717	2,468,528	2,475,245
Other real estate secured	—	4,024	4,024	68	724,412	724,480
Commercial and industrial loans	707	25,285	25,992	23,458	1,454,438	1,477,896
Consumer loans	—	3,379	3,379	21	175,717	175,738
State and other political subdivision loans	1,809	420	2,229	4,079	963,865	967,944
Other loans	553	4,750	5,303	784	494,837	495,621
Total	$5,459	$78,818	$84,277	$41,217	$9,294,411	$9,335,628

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$84,277	$79,290
FASB ASU 2016-13 adoption adjustments:
LHFI	(3,039)	—
Allowance for loan losses, acquired loans transfer	815	—
Acquired loans ACL adjustment	1,007	—
Loans charged-off	(5,545)	(4,033)
Recoveries	2,468	2,137
Net (charge-offs) recoveries	(3,077)	(1,896)
PCL	20,581	1,611
Balance at end of period	$100,564	$79,005

The following table details changes in the ACL by loan class for the period presented ($ in thousands):

	2020
	Balance January 1,	FASB ASU 2016-13 Adoption Adjustment	Charge-offs	Recoveries	PCL	Balance March 31,
Loans secured by real estate:
Construction, land development and other land	$6,371	$(188)	$—	$94	$2,802	$9,079
Other secured by 1-4 family residential properties	5,888	4,188	(64)	63	1,636	11,711
Secured by nonfarm, nonresidential properties	26,158	(8,179)	(2,448)	61	12,535	28,127
Other real estate secured	4,024	(765)	(8)	6	2,016	5,273
Other loans secured by real estate:
Other construction	1,889	3,202	—	19	2,601	7,711
Secured by 1-4 family residential properties	3,044	2,891	(19)	93	2,033	8,042
Commercial and industrial loans	25,992	(8,964)	(982)	542	(2,024)	14,564
Consumer loans	3,379	2,059	(690)	473	1,375	6,596
State and other political subdivision loans	2,229	2,455	—	—	(1,243)	3,441
Other commercial loans	5,303	2,084	(1,334)	1,117	(1,150)	6,020
Total	$84,277	$(1,217)	$(5,545)	$2,468	$20,581	$100,564

The increases in the PCL for loans and other loans secured by real estate and consumer loans at March 31, 2020 when compared to the January 1, 2020 adoption adjustments were primarily due to the negative impact of COVID-19 on the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate.

The PCL for the commercial and industrial loan portfolio decreased an additional $2.0 million during the first quarter of 2020 when compared to the January 1, 2020 adoption adjustment primarily due to loans that had been specifically reserved for being charged down as well as a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.  The decrease in state and other political subdivision loans of $1.2 million at March 31, 2020 was primarily due to a decrease in reserves based on routine updates to the qualitative portion of the allowance calculation.  Other commercial loans decreased $1.2 million during this same period due to a pay-off which decreased needed reserves.

The following table details changes in the allowance for loan losses, LHFI by loan class for the period presented ($ in thousands):

	2019
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance March 31,
Loans secured by real estate:
Construction, land development and other land loans	$7,390	$(35)	$306	$(137)	$7,524
Secured by 1-4 family residential properties	8,641	(161)	216	(315)	8,381
Secured by nonfarm, nonresidential properties	22,376	—	15	(912)	21,479
Other real estate secured	3,450	—	10	(383)	3,077
Commercial and industrial loans	27,359	(1,859)	137	3,565	29,202
Consumer loans	2,890	(793)	534	517	3,148
State and other political subdivision loans	990	—	—	(198)	792
Other loans	6,194	(1,185)	919	(526)	5,402
Total	$79,290	$(4,033)	$2,137	$1,611	$79,005

Note 4 – Acquired Loans

Trustmark’s loss-share agreement with the Federal Deposit Insurance Corporation (FDIC) covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

Upon adoption of FASB ASC Topic 326, which was effective for Trustmark on January 1, 2020 in accordance with the amendments in FASB ASU 2016-13, Trustmark elected to account for its existing acquired loans as purchased credit deteriorated (PCD) loans included within the LHFI portfolio. Trustmark elected to maintain pools of loans that were previously accounted for under FASB ASC

Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and will continue to account for these pools as a unit of account.  Loans are only removed from the existing loan pools if they are written off, paid off or sold.  Upon adoption of FASB ASC Topic 326, the ACL was determined for each pool and added to the pool’s carrying value to establish a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool.  Changes to the allowance for credit losses after adoption of FASB ASC Topic 326 are recorded through the PCL.  Consequently, acquired loans of $72.6 million, as well as the allowance for loan losses, acquired loans of $815 thousand, were transferred on January 1, 2020.

At December 31, 2019, acquired loans consisted of the following ($ in thousands):

December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$4,771
Secured by 1-4 family residential properties	17,525
Secured by nonfarm, nonresidential properties	38,206
Other real estate secured	3,946
Commercial and industrial loans	5,035
Consumer loans	520
Other loans	2,598
Acquired loans	72,601
Less allowance for loan losses, acquired loans	815
Net acquired loans	$71,786

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2019	$102,890	$2,811
Transfers (2)	—	(2,926)
Accretion to interest income	5,532	115
Payments received, net	(37,230)	—
Other (3)	178	—
Change in allowance for loan losses, acquired loans	416	—
Carrying value, net at December 31, 2019	71,786	—
FASB ASU 2016-13 adoption adjustment	(71,786)	—
Accretion to interest income	—	—
Payments received, net	—	—
Other (3)	—	—
Change in allowance for loan losses, acquired loans	—	—
Carrying value, net at March 31, 2020	$—	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Subtopic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Three Months Ended March 31,
	2020	2019
Accretable yield at beginning of period	$(14,816)	$(17,722)
FASB ASU 2016-13 adoption adjustment	14,816	—
Accretion to interest income	—	1,563
Disposals, net	—	469
Reclassification from nonaccretable difference (1)	—	(1,725)
Accretable yield at end of period	$—	$(17,415)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following table presents the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$815	$1,231
FASB ASU 2016-13 adoption adjustment	(815)	—
Net (charge-offs) recoveries	—	(12)
Provision for loan losses, acquired loans	—	78
Balance at end of period	$—	$1,297

The table below presents the acquired loans by loan class and credit quality indicator at December 31, 2019 ($ in thousands):

	December 31, 2019
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,022	$—	$192	$—	$4,214
Secured by 1-4 family residential properties		3,164	42	580	—	3,786
Secured by nonfarm, nonresidential properties		27,848	—	9,972	386	38,206
Other real estate secured		3,878	—	68	0	3,946
Commercial and industrial loans		3,419	—	—	1,616	5,035
Consumer loans		—	—	—	—	—
Other loans		2,591	—	7	—	2,598
Total acquired loans		$44,922	$42	$10,819	$2,002	$57,785

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$463	$94	$—	$—	$557	$4,771
Secured by 1-4 family residential properties	12,843	615	281	—	13,739	17,525
Secured by nonfarm, nonresidential properties	—	—	—	—	—	38,206
Other real estate secured	—	—	—	—	—	3,946
Commercial and industrial loans	—	—	—	—	—	5,035
Consumer loans	489	31	—	—	520	520
Other loans	—	—	—	—	—	2,598
Total acquired loans	$13,795	$740	$281	$—	$14,816	$72,601

(1)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$94	$—	$38	$132	$—	$4,639	$4,771
Secured by 1-4 family residential properties	696	131	366	1,193	—	16,332	17,525
Secured by nonfarm, nonresidential properties	36	—	851	887	—	37,319	38,206
Other real estate secured	1	—	52	53	—	3,893	3,946
Commercial and industrial loans	—	—	—	—	—	5,035	5,035
Consumer loans	16	15	—	31	—	489	520
Other loans	—	—	—	—	—	2,598	2,598
Total acquired loans	$843	$146	$1,307	$2,296	$—	$70,305	$72,601

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

Note 5 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$79,394	$95,596
Origination of servicing assets	3,649	2,507
Change in fair value:
Due to market changes	(23,999)	(8,863)
Due to run-off	(2,607)	(2,398)
Balance at end of period	$56,437	$86,842

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At March 31, 2020, the fair value of the MSR included an assumed average prepayment speed of 17 CPR and an average discount rate of 9.52% compared to an assumed average prepayment speed of 10 CPR and an average discount rate of 10.04% at March 31, 2019.

Mortgage Loans Serviced/Sold

During the first three months of 2020 and 2019, Trustmark sold $317.1 million and $208.9 million, respectively, of residential mortgage loans.  Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $14.3 million for the first three months of 2020 compared to $5.0 million for the first three months of 2019.

The table below details the mortgage loans sold and serviced for others at March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Federal National Mortgage Association	$4,383,261	$4,411,914
Government National Mortgage Association	2,685,304	2,652,782
Federal Home Loan Mortgage Corporation	69,389	73,134
Other	18,750	19,404
Total mortgage loans sold and serviced for others	$7,156,704	$7,157,234

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  The total mortgage loan servicing putback expenses are included in other expense.  At March 31, 2020 and 2019, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand and $875 thousand, respectively.

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

Note 6 – Other Real Estate

At March 31, 2020, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$29,248	$34,668
Additions	336	785
Disposals	(3,741)	(1,658)
Write-downs	(996)	(1,656)
Balance at end of period	$24,847	$32,139

Gains (losses), net on the sale of other real estate included in other real estate expense	$(70)	$122

At March 31, 2020 and December 31, 2019, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Construction, land development and other land properties	$9,816	$11,482
1-4 family residential properties	2,499	3,453
Nonfarm, nonresidential properties	12,532	14,313
Total other real estate	$24,847	$29,248

At March 31, 2020 and December 31, 2019, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Alabama	$6,229	$8,133
Florida	4,835	5,877
Mississippi (1)	13,296	14,919
Tennessee (2)	487	319
Texas	—	—
Total other real estate	$24,847	$29,248

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At March 31, 2020 and December 31, 2019, the balance of other real estate included $2.5 million and $3.5 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At March 31, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $767 thousand and $953 thousand, respectively.

Note 7 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Finance leases
Amortization of right-of-use assets	$497	$503
Interest on lease liabilities	67	81
Operating lease cost	1,290	1,300
Short-term lease cost	109	80
Variable lease cost	347	344
Sublease income	(99)	(87)
Net lease cost	$2,211	$2,221

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Finance leases
Operating cash flows included in operating activities	$67	$265
Financing cash flows included in payments under finance lease obligations	459	513
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	1,246	1,246
Operating cash flows (liability reduction) included in other operating activities, net	970	941

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Finance lease right-of-use assets, net of accumulated depreciation	$8,829	$9,326
Finance lease liabilities	9,061	9,520
Operating lease right-of-use assets	30,839	31,182
Operating lease liabilities	32,055	32,354

Weighted-average lease term
Finance leases	8.59 years	8.62 years
Operating leases	8.89 years	9.05 years

Weighted-average discount rate
Finance leases	3.03%	3.01%
Operating leases	3.48%	3.51%

At March 31, 2020, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2020 (excluding the three months ended March 31, 2020)	$1,443	$3,742
2021	1,615	4,648
2022	1,556	4,173
2023	871	4,136
2024	572	4,040
Thereafter	4,452	16,726
Total minimum lease payments	10,509	37,465
Less imputed interest	(1,448)	(5,410)
Lease liabilities	$9,061	$32,055

Note 8 – Deposits

At March 31, 2020 and December 31, 2019, deposits consisted of the following ($ in thousands):

	March 31, 2020	December 31, 2019
Noninterest-bearing demand	$2,977,058	$2,891,215
Interest-bearing demand	3,400,264	3,125,914
Savings	3,602,515	3,590,509
Time	1,595,927	1,637,919
Total	$11,575,764	$11,245,557

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $100.6 million and $105.6 million at March 31, 2020 and December 31, 2019, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of March 31, 2020, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$18,461	$24,282
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,679	29,290
Total securities sold under repurchase agreements	$48,140	$53,572

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net.  Other real estate sales for the three months ended March 31, 2020 resulted in a net loss of $70 thousand, compared to a net gain of $122 thousand for the three months ended March 31, 2019.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,012	$—	$10,012	$10,240	$—	$10,240
Bank card and other fees	6,726	(1,377)	5,349	6,865	302	7,167
Mortgage banking, net	—	27,483	27,483	—	3,442	3,442
Wealth management	86	—	86	91	—	91
Other, net	1,764	482	2,246	2,244	(271)	1,973
Total noninterest income	$18,588	$26,588	$45,176	$19,440	$3,473	$22,913

Wealth Management Segment
Service charges on deposit accounts	$20	$—	$20	$25	$—	$25
Bank card and other fees	6	—	6	24	—	24
Wealth management	8,451	—	8,451	7,392	—	7,392
Other, net	26	13	39	236	26	262
Total noninterest income	$8,503	$13	$8,516	$7,677	$26	$7,703

Insurance Segment
Insurance commissions	$11,550	$—	$11,550	$10,871	$—	$10,871
Other, net	22	—	22	4	—	4
Total noninterest income	$11,572	$—	$11,572	$10,875	$—	$10,875

Consolidated
Service charges on deposit accounts	$10,032	$—	$10,032	$10,265	$—	$10,265
Bank card and other fees	6,732	(1,377)	5,355	6,889	302	7,191
Mortgage banking, net	—	27,483	27,483	—	3,442	3,442
Insurance commissions	11,550	—	11,550	10,871	—	10,871
Wealth management	8,537	—	8,537	7,483	—	7,483
Other, net	1,812	495	2,307	2,484	(245)	2,239
Total noninterest income	$38,663	$26,601	$65,264	$37,992	$3,499	$41,491
(1)

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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$64	$53
Interest cost	60	90
Expected return on plan assets	(38)	(51)
Recognized net loss due to lump sum settlements	—	31
Recognized net actuarial loss	81	93
Net periodic benefit cost	$167	$216

For the plan year ending December 31, 2020, Trustmark’s minimum required contribution to the Continuing Plan is $306 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2020 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$19	$27
Interest cost	414	541
Amortization of prior service cost	37	63
Recognized net actuarial loss	246	162
Net periodic benefit cost	$716	$793

Note 12 – Stock and Incentive Compensation

Trustmark has granted stock and incentive compensation awards and units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan).  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards vest over three years and are granted to Trustmark’s executive and senior management teams.  Performance awards granted vest based on performance goals of return on average tangible equity and total shareholder return.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  The Monte Carlo simulation was performed by an independent valuation consultant and requires the use of subjective modeling assumptions.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement shares if performance measures exceed 100%.  The restricted share agreement for these awards provides for voting rights and dividend privileges.  During 2020, Trustmark began granting performance units instead of performance awards. The performance units have the same attributes as the previously granted performance awards, except for the performance units do not provide voting rights.

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During 2020, Trustmark began granting time-vested units instead of time-vested awards.  The time-vested units have the same attributes as the previously granted time-vested awards, except for the time-vested units do not provide voting rights.

The following table summarize the Stock Plan activity for the periods presented:

	Three Months Ended March 31, 2020
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	149,914	300,006
Granted	53,450	115,520
Released from restriction	(36,357)	(79,441)
Forfeited	(19,474)	(6,353)
Nonvested shares, end of period	147,533	329,732

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Performance awards and units	$(513)	$81
Time-vested awards and units	1,907	921
Total compensation expense	$1,394	$1,002

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At March 31, 2020 and 2019, Trustmark had unused commitments to extend credit of $4.219 billion and $4.011 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2020 and 2019, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $106.9 million and $106.5 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2020 and 2019, the fair value of collateral held was $25.8 million and $30.0 million, respectively.

Trustmark adopted FASB ASC Topic 326, effective January 1, 2020, which requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2020.

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark.  Trustmark generates a loan pool level unfunded amount for the period.  Trustmark views the loan pools as either closed-ended or open-ended.  Closed-ended loan pools are those that typically fund up to 100% such as other construction and nonowner-occupied.  Open-ended loan pools are those that behave similar to a revolver such as the commercial and industrial and home equity line of credit loan pools.  In addition to the unfunded balances, Trustmark uses a funding rate for loan pools that are considered open-ended.  Trustmark calculates the funding rate of the open-ended loan pools each period.  In order to mitigate volatility and incorporate historical experience in the funding rate, Trustmark uses a twelve-quarter moving average.  For the closed-ended loan pools, Trustmark takes a conservative approach and uses a 100% funding rate.  The funding rate is applied to the pool unfunded commitment balances to ensure that reserves will be applied to the pool as Trustmark believes the pool will reach its historical levels.  In addition to the funding rate being applied to the unfunded commitment balance, the total reserve rate is applied.  The total reserve rate incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate.  The total reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools.

Changes in the ACL on off-balance sheet credit exposures were as follows for the period presented ($ in thousands):

Three Months Ended
March 31, 2020
Balance at beginning of period	$—
FASB ASU 2016-13 adoption adjustment	29,638
Credit loss expense related to off-balance sheet credit exposures	6,783
Balance at end of period	$36,421

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense.  The increase in the ACL on off-balance sheet credit exposures for the first quarter of 2020 was primarily due to net changes in the economic forecast due to the negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by Trustmark or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

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

On January 15, 2020, the court granted Stanford Financial Group receiver’s motion to stay the state court action. On February 26, 2020, the lawsuit was removed to federal court in the Southern District of Texas by TNB.  Trustmark and its counsel are carefully evaluating the Smith Complaint in the form that is publicly available, and will update the foregoing description to the extent that additional material facts are ascertained.

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

All pending legal proceedings described above are being vigorously contested.  In accordance with FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and a reasonable estimate cannot reasonably be made.

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Basic shares	63,757	65,239
Dilutive shares	157	140
Diluted shares	63,914	65,379

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted-average antidilutive stock awards	52	55

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Interest expense paid on deposits and borrowings	$16,807	$20,501
Noncash transfers from loans to other real estate	336	785
Securities purchased not settled	—	1,095
Finance right-of-use assets resulting from lease liabilities	—	11,230
Operating right-of-use assets resulting from lease liabilities	671	33,861

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2019 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at March 31, 2020 and December 31, 2019.  Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2020 and December 31, 2019 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,297,083	11.35%	7.00%	n/a
Trustmark National Bank	1,336,080	11.69%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,357,083	11.88%	8.50%	n/a
Trustmark National Bank	1,336,080	11.69%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,460,942	12.78%	10.50%	n/a
Trustmark National Bank	1,439,939	12.60%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,357,083	10.21%	4.00%	n/a
Trustmark National Bank	1,336,080	10.07%	4.00%	5.00%

At December 31, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,312,668	11.93%	7.00%	n/a
Trustmark National Bank	1,352,893	12.30%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,372,668	12.48%	8.50%	n/a
Trustmark National Bank	1,352,893	12.30%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,457,760	13.25%	10.50%	n/a
Trustmark National Bank	1,437,985	13.07%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,372,668	10.48%	4.00%	n/a
Trustmark National Bank	1,352,893	10.35%	4.00%	5.00%

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

On April 1, 2019, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock could be acquired through March 31, 2020.  Trustmark repurchased approximately 887 thousand shares of its common stock valued at $27.5 million during the three months ended March 31, 2020. Under this authority, Trustmark repurchased approximately 1.5 million shares valued at $47.2 million.

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

On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods presented ($ in thousands).  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 11 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$40,507	$(10,127)	$30,380	$18,824	$(4,706)	$14,118
Change in net unrealized holding loss on securities transferred to held to maturity	861	(215)	646	747	(187)	560
Total securities available for sale and transferred securities	41,368	(10,342)	31,026	19,571	(4,893)	14,678
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	37	(9)	28	63	(16)	47
Recognized net loss due to lump sum settlements	—	—	—	31	(7)	24
Change in net actuarial loss	326	(82)	244	255	(65)	190
Total pension and other postretirement benefit plans	363	(91)	272	349	(88)	261
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	—	—	—	(63)	16	(47)
Reclassification adjustment for (gain) loss realized in net income	—	—	—	(171)	43	(128)
Total cash flow hedge derivatives	—	—	—	(234)	59	(175)
Total other comprehensive income (loss)	$41,731	$(10,433)	$31,298	$19,686	$(4,922)	$14,764

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2020	$(8,017)	$(15,583)	$—	$(23,600)
Other comprehensive income (loss) before reclassification	31,026	—	—	31,026
Amounts reclassified from accumulated other comprehensive income (loss)	—	272	—	272
Net other comprehensive income (loss)	31,026	272	—	31,298
Balance at March 31, 2020	$23,009	$(15,311)	$—	$7,698

Balance at January 1, 2019	$(43,824)	$(12,324)	$469	$(55,679)
Other comprehensive income (loss) before reclassification	14,678	—	(47)	14,631
Amounts reclassified from accumulated other comprehensive income (loss)	—	261	(128)	133
Net other comprehensive income (loss)	14,678	261	(175)	14,764
Balance at March 31, 2019	$(29,146)	$(12,063)	$294	$(40,915)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2020 and the year ended December 31, 2019.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$21,190	$—	$21,190	$—
Obligations of states and political subdivisions	23,572	—	23,572	—
Mortgage-backed securities	1,789,017	—	1,789,017	—
Securities available for sale	1,833,779	—	1,833,779	—
Loans held for sale	325,389	—	325,389	—
Mortgage servicing rights	56,437	—	—	56,437
Other assets - derivatives	72,664	21,575	41,263	9,826
Other liabilities - derivatives	12,624	221	12,403	—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$22,327	$—	$22,327	$—
Obligations of states and political subdivisions	25,465	—	25,465	—
Mortgage-backed securities	1,554,612	—	1,554,612	—
Securities available for sale	1,602,404	—	1,602,404	—
Loans held for sale	226,347	—	226,347	—
Mortgage servicing rights	79,394	—	—	79,394
Other assets - derivatives	17,956	244	16,273	1,439
Other liabilities - derivatives	6,063	4,414	1,649	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(26,606)	9,606
Additions	3,649	—
Sales	—	(1,219)
Balance, March 31, 2020	$56,437	$9,826

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2020	$(23,999)	$4,428

Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(11,261)	1,574
Additions	2,507	—
Sales	—	(996)
Balance, March 31, 2019	$86,842	$1,765

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2019	$(8,863)	$382

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2020, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell.  Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  At March 31, 2020, Trustmark had outstanding balances of $39.8 million with a related ACL of $2.4 million in collateral-dependent LHFI.  At December 31, 2019, Trustmark had outstanding balances of $41.2 million with a related allowance of $5.5 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared.  Both the collateral-dependent LHFI and the individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $3.1 million were remeasured during the first three months of 2020, requiring write-downs of $357 thousand to reach their current fair values compared to $5.7 million of foreclosed assets that were remeasured during the first three months of 2019, requiring write-downs of $990 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 and December 31, 2019, are as follows ($ in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$406,341	$406,341	$358,916	$358,916
Securities held to maturity	704,276	731,441	738,099	746,202
Level 3 Inputs:
Net LHFI	9,467,356	9,465,548	9,251,351	9,235,674
Net acquired loans (1)	—	—	71,786	71,786

Financial Liabilities:
Level 2 Inputs:
Deposits	11,575,764	11,584,178	11,245,557	11,250,071
Federal funds purchased and securities sold under repurchase agreements	421,821	421,821	256,020	256,020
Other borrowings	84,230	84,227	85,396	85,374
Junior subordinated debt securities	61,856	46,392	61,856	50,722
(1)

Upon adoption of FASB ASC Topic 326 at January 1, 2020, Trustmark elected to account for its existing acquired loans as purchased credit deteriorated loans included within the LHFI portfolio.  See Note 4 – Acquired Loans for additional details.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2020, a net gain of $7.7 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $668 thousand for the three months ended March 31, 2019.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2020 included $1.3 million of interest earned on LHFS accounted for under the fair value option, compared to $1.0 million for the three months ended March 31, 2019, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $56.5 million and $57.1 million at March 31, 2020 and December 31, 2019, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Fair value of LHFS	$268,891	$169,285
LHFS contractual principal outstanding	256,314	164,420
Fair value less unpaid principal	$12,577	$4,865

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

The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in accumulated other comprehensive income (loss) at December 31, 2019.  No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the three months ended March 31, 2019.  Amounts reported in accumulated other comprehensive income (loss) related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $516.5 million at March 31, 2020 compared to $564.0 million at December 31, 2019.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $9.9 million and a net negative ineffectiveness of $4.7 million for the three months ended March 31, 2020 and 2019, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $454.5 million at March 31, 2020, with a negative valuation adjustment of $9.3 million, compared to $209.0 million, with a negative valuation adjustment of $486 thousand, at December 31, 2019.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $382.2 million at March 31, 2020, with a positive valuation adjustment of $9.8 million, compared to $92.1 million, with a positive valuation adjustment of $1.4 million, as of December 31, 2019.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of nonperformance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $905.6 million related to this program, compared to $893.1 million as of December 31, 2019.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of March 31, 2020 and December 31, 2019, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.8 million and $1.0 million, respectively.  As of March 31, 2020, Trustmark had posted collateral of $2.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At both March 31, 2020 and December 31, 2019, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $37.2 million and $37.6 million, respectively.  Trustmark had entered into nine risk participation agreements as a guarantor with an aggregate notional amount of $74.9 million at March 31, 2020 compared to ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million at December 31, 2019.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2020 and December 31, 2019.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of March 31, 2020 and December 31, 2019 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$13,637	$—
Exchange traded purchased options included in other assets	7,938	244
OTC written options (rate locks) included in other assets	9,826	1,439
Interest rate swaps included in other assets	41,154	16,209
Credit risk participation agreements included in other assets	109	64
Futures contracts included in other liabilities	—	2,654
Forward contracts included in other liabilities	9,318	486
Exchange traded written options included in other liabilities	221	1,760
Interest rate swaps included in other liabilities	2,960	1,122
Credit risk participation agreements included in other liabilities	125	41

	Three Months Ended March 31,
	2020	2019
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in other interest expense	$—	$171

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$33,486	$4,853
Amount of gain (loss) recognized in bank card and other fees	(1,660)	(256)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$—	$(47)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$41,154	$—	$41,154	$(1)	$—	$41,153

Offsetting of Derivative Liabilities
As of March 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,960	$—	$2,960	$(1)	$(2,820)	$139

Offsetting of Derivative Assets
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,209	$—	$16,209	$—	$—	$16,209

Offsetting of Derivative Liabilities
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,122	$—	$1,122	$—	$(1,390)	$(268)

Note 19 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For a complete overview of Trustmark’s operating segments, see Note 22 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2019 Annual Report.  During the first quarter of 2020, Trustmark revised the composition of its operating segments by moving the Retail Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes. The prior period amounts presented include reclassifications to conform to the current period presentation.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
General Banking
Net interest income	$102,403	$103,005
Provision for credit losses	18,374	1,693
Noninterest income	45,176	22,913
Noninterest expense	106,450	90,015
Income before income taxes	22,755	34,210
Income taxes	2,091	4,155
General banking net income	$20,664	$30,055

Selected Financial Information
Total assets	$13,663,877	$13,077,106
Depreciation and amortization	$8,794	$9,139

Wealth Management
Net interest income	$1,504	$1,748
Provision for credit losses	2,207	(4)
Noninterest income	8,516	7,703
Noninterest expense	8,516	7,663
Income before income taxes	(703)	1,792
Income taxes	(176)	444
Wealth management net income	$(527)	$1,348

Selected Financial Information
Total assets	$280,181	$329,319
Depreciation and amortization	$67	$69

Insurance
Net interest income	$45	$55
Noninterest income	11,572	10,875
Noninterest expense	8,844	8,343
Income before income taxes	2,773	2,587
Income taxes	692	651
Insurance net income	$2,081	$1,936

Selected Financial Information
Total assets	$75,771	$71,592
Depreciation and amortization	$135	$129

Consolidated
Net interest income	$103,952	$104,808
Provision for credit losses	20,581	1,689
Noninterest income	65,264	41,491
Noninterest expense	123,810	106,021
Income before income taxes	24,825	38,589
Income taxes	2,607	5,250
Consolidated net income	$22,218	$33,339

Selected Financial Information
Total assets	$14,019,829	$13,478,017
Depreciation and amortization	$8,996	$9,337

Note 20 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Policies Recently Adopted

Except for the changes detailed below, Trustmark has consistently applied its accounting policies to all periods presented in the accompanying consolidated financial statements.

ASU 2018-15, “Intangibles-Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).”  Issued in August 2018, ASU 2018-15 aims to reduce complexity in the accounting for costs of implementing a cloud computing service arrangement.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The amendments of ASU 2018-15 require an entity to follow the guidance in FASB ASC Subtopic 350-40, “Intangibles-Goodwill and Other-Internal-Use Software,” in order to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  The amendments of ASU 2018-15 also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement (i.e. the noncancellable period of the arrangement plus periods covered by (1) an option to extend the arrangement if the entity is reasonably certain to exercise that option, (2) an option to terminate the arrangement if the entity is reasonably certain not to exercise the option, and (3) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor).  ASU 2018-15 also requires an entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement, and to classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element.  ASU 2018-15 became effective for Trustmark on January 1, 2020.  Trustmark does not currently have any material amount of implementation costs related to hosting arrangements that are service contracts within the scope of this ASU; therefore, adoption of ASU 2018-15 did not impact Trustmark’s consolidated financial statements.

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.”  Issued in August 2018, the amendments in this ASU remove disclosure requirements in FASB ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for non-public entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU also modifies disclosure requirements such that (1) in place of a rollforward for Level 3 fair value measurements, a non-public entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 became effective for Trustmark on January 1, 2020. Adoption of ASU 2018-13 did not have a material impact on Trustmark’s consolidated financial statements.  Disclosures required by FASB ASC Topic 820 are presented in Note 17 – Fair Value, of this report.

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

As previously disclosed, Trustmark established a cross-functional Current Expected Credit Loss (CECL) Steering Committee, a CECL Solution Development Working Group and a CECL Working Group which included the appropriate members of Management to evaluate the impact this ASU, and all subsequent ASUs issued by FASB, will have on Trustmark’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing the amendments in these ASUs as well as any resources needed to implement the amendments.  Trustmark selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with amendments of ASU 2016-13.

In accordance with the amendments of ASU 2016-13, Trustmark elected to maintain pools of loans that were previously accounted for under FASB ASC Subtopic 310-30 and will continue to account for these pools as a unit of account.  Loans are only removed from the existing loan pools if they are written off, paid off or sold.  Upon adoption of ASU 2016-13, the allowance for credit losses was determined for each pool and added to the pool’s carrying value to establish a new amortized cost basis.  The difference between the unpaid principle balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool.

As a result of adopting the amendments of ASU 2016-13, Trustmark recorded a decrease to its ACL LHFI of $3.0 million and an increase to its ACL on off-balance sheet credit exposures of $29.6 million resulting in a one-time cumulative effect adjustment through retained earnings of $26.6 million ($19.9 million, net of tax) at the date of adoption.  This adjustment included a qualitative adjustment to the allowance for credit losses related to loans and an allowance on off-balance sheet credit exposures.  Trustmark estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a one-year period.

Trustmark’s estimated allowance for credit losses on both held to maturity securities and available for sale securities under the CECL model was deemed immaterial due to the composition of the portfolios being primarily government agency-backed securities for which the risk of loss is minimal.  Therefore, Trustmark did not recognize a cumulative effective adjustment through retained earnings at the date of adoption related to the held to maturity or available for sale securities.

Disclosures required by the amendments ASU 2016-13 are presented in Note 2 – Securities Available for Sale and Held to Maturity and Note 3 – Loans Held for Investment and Allowance for Credit Losses, of this report.

Pending Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Issued in March 2020, ASU 2020-04 seeks to provided additional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting.  The FASB issued ASU 2020-04 is response to concerns about the structural risks of interbank offered rates (IBORs) and, in particular, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used.  Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation.  Stakeholders have raised operational challenges likely to arise with the reference rate reform, particularly related to contract modifications and hedge accounting.  The amendments of ASU 2020-04, which are elective and apply to all entities, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by the reference rate reform id certain criteria are met.  The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform.  The optional expedients for contract modifications should be applied consistently for all contracts or transactions within the relevant Codification Topic or Subtopic or Industry Subtopic that contains the related guidance.  The optional expedients for hedging relationships can be elected on an individual hedging relationship basis.  As the guidance in ASU 2020-04 is intended to assist entity’s during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022.  Management is currently evaluating the impact to Trustmark as a result of the potential discontinuance of LIBOR, and a determination cannot be made at this time as to the impact the amendments of ASU 2020-04 or the reference rate reform will have on its consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2020, TNB had total assets of $14.018 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 188 offices and 2,761 full-time equivalent associates (measured at March 31, 2020) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (2019 Annual Report).

COVID-19 Update

Trustmark has been proactive in responding to the novel coronavirus (COVID-19) pandemic, and taken comprehensive action to support customers, associates and the communities it serves. Trustmark activated its Pandemic Preparedness Plan to protect the health and safety of its employees and customers, which included temporarily limiting lobby hours at its branches, transitioning approximately 45% of Trustmark’s workforce to work remotely and taking additional precautions to ensure essential employees working within Trustmark’s branches and offices stay safe and healthy.  Trustmark remains committed to serving its customers through drive-through services offered at branches, access to its automated teller machine (ATM) and interactive teller machine (ITM) network and robust digital and mobile banking options which provide additional convenience for Trustmark’s customers.  Trustmark has been proactive in reaching out to customers to discuss challenges and solutions, provided waivers of certain fees and charges, granted extensions, deferrals and forbearance as appropriate, paused all foreclosures and repossessions and refrained from negative credit bureau reporting for previously up-to-date customers. To date, Trustmark has not incurred any significant disruptions to its business activities.

Exposure to Stressed Industries

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and the United States economies, markets and employment. The outbreak may have a significant adverse impact on certain industries Trustmark serves.  The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the loans held for investment (LHFI) portfolio as of March 31, 2020:

•

Restaurants: Aggregate outstanding balance of $116.0 million, credit exposure of $124.0 million, 344 total loans, represents 1.21% of Trustmark’s outstanding LHFI portfolio, 74% of the loans are real estate secured, 55% are full-service restaurants, 24% are limited-service restaurants, 19% are carryout restaurants, and 2% are other.

•

Hotels: Aggregate outstanding balance of $366.0 million, credit exposure of $451.0 million, 95 total loans, represents 3.83% of Trustmark’s outstanding LHFI portfolio, 99% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 91% operate under a major hotel chain, pre COVID-19 (as of December 31, 2019) loan to value was 54%, pre COVID-19 debt service coverage was 1.8x.

•

Retail (Commercial Real Estate): Aggregate outstanding balance of $505.0 million, credit exposure of $635.0 million, 359 total loans, represents 5.28% of Trustmark’s outstanding LHFI portfolio, 23% are stand-alone buildings with strong essential services tenants, 3% are national grocery store-anchored, 14% are investment grade anchored centers, mall exposure in only one borrower with $5 million outstanding.

•

Energy: Aggregate outstanding balance of $131.7 million, credit exposure of $359.6 million, 134 total loans, represents 1.38% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.

•	Higher Risk Commercial and Industrial: Aggregate outstanding balance of $3.0 million, credit exposure of $14.0 million, one loan.

During the first quarter of 2020, Trustmark incurred total credit loss expenses of $27.4 million, primarily due to net changes in the economic forecast due to the negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect Trustmark’s loan portfolio.

Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (FASB) staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (TDRs).  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a $2 trillion stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  Through April 23, 2020, Trustmark had applied this guidance and modified 1,978 individual loans with aggregate principal balances totaling $976.2 million.  More of these types of modifications are likely to be executed in the second quarter of 2020.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Paycheck Protection Program

A provision in the CARES Act included a $349 billion fund for the creation of the Paycheck Protection Program (PPP) through the Small Business Administration (SBA) and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% per annum and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1.0% to 5.0%, based on the size of the loan.  The SBA began accepting submissions for these PPP loans on April 3, 2020 and reached the limit of funds originally available to disburse under this program on April 16, 2020.  Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020.  The SBA began accepting applications for the new funding on April 27, 2020. Under the CARES Act and interim final rules released by the federal banking agencies, PPP loans receive a zero percent risk weight for regulatory capital purposes, and if pledged as part of the Paycheck Protection Program Liquidity Facility (PPPLF), are subtracted from the lender’s tier 1 leverage ratio.  The PPPLF was established by the Federal Reserve Board (FRB) to provide a liquidity source to PPP lenders, through non-recourse credit secured by PPP loans.

TNB is actively participating in the PPP on behalf of its customers.  TNB began submitting applications to the SBA on Saturday, April 4, 2020 and began funding those loans on Monday, April 13, 2020.  As of April 23, 2020, TNB had secured SBA commitments for approximately 6,000 customer requests totaling over $800.0 million with an average loan size of $137 thousand.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2020 as a result of the addition of these low interest rate loans to the LHFI portfolio and the related processing fees earned on these loans.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years.  During the COVID-19 pandemic, Trustmark remains focused on providing support, advice and solutions to meet its customers’ unique needs.  During the first three months of 2020, Trustmark experienced strong growth in its fee businesses as noninterest income increased $23.8 million, or 57.3%, when compared to the same time period in 2019.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $232.3 million, or 2.5%, and growth in deposits of $330.2 million, or 2.9%, during the first three months of 2020.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2020, to shareholders of record on June 1, 2020.

Recent Economic and Industry Developments

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which Trustmark operates.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of actions by the FRB. Market interest rates have declined significantly. On March 3, 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds rate by 100 basis points to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The FRB reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. Trustmark expects that these reductions in interest rates, especially if prolonged, could adversely affect its net interest income and margins and its profitability.

It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last or what the complete financial effect will be to Trustmark.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.

Financial Highlights

Trustmark reported net income of $22.2 million, or basic and diluted earnings per share (EPS) of $0.35, in the first quarter of 2020, compared to $33.3 million, or basic and diluted EPS of $0.51, in the first quarter of 2019.  Trustmark’s reported performance during the quarter ended March 31, 2020 produced a return on average tangible equity of 7.34%, a return on average assets of 0.66%, an average equity to average assets ratio of 12.02% and a dividend payout ratio of 65.71%, compared to a return on average tangible equity of 11.55%, a return on average assets of 1.01%, an average equity to average assets ratio of 11.83% and a dividend payout ratio of 45.10% during the quarter ended March 31, 2019.

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended March 31, 2020 was $169.2 million, an increase of $22.9 million, or 15.7%, when compared to the same time period in 2019.  The increase in total revenue for the three months ended March 31, 2020 when compared to the same time period in 2019, was primarily due to the increase in mortgage banking, net.  These factors are discussed in further detail below.

Net interest income for the three months ended March 31, 2020 totaled $104.0 million, a decrease of $856 thousand, or 0.8%, when compared to the same time period in 2019, as declines in interest income were largely offset by a decrease in interest expense caused by a decline in interest on deposits resulting from both lower average balances and interest rates.  Interest income totaled $120.4 million for the three months ended March 31, 2020, a decline of $5.1 million, or 4.1%, when compared to the same time period in 2019, principally due to decreases in interest and fees on acquired loans, as a result of the remaining balance of acquired loans acquired in the BancTrust merger that were transferred to LHFI as part of the adoption of FASB Accounting Standards Codifications (ASC) Topic 326, “Financial Instruments – Credit Losses,” and interest on securities, principally due to a decline in average balances of securities held and lower interest rates during the respective periods.  Interest expense totaled $16.4 million for the three months ended March 31, 2020, a decrease of $4.2 million, or 20.5%, when compared to the same time period in 2019, principally due to the decline in interest on deposits.

Noninterest income for the three months ended March 31, 2020 totaled $65.3 million, an increase of $23.8 million, or 57.3%, when compared to the same time period in 2019.  The increase in noninterest income for the first quarter of 2020 when compared to the same time period in 2019 was primarily due to an increase in mortgage banking, net.  Mortgage banking, net totaled $27.5 million for the three months ended March 31, 2020, an increase of $24.0 million when compared to the same time period in 2019, principally due to the positive net hedge ineffectiveness and an increase in the gain on sales of loans, net.

Noninterest expense for the three months ended March 31, 2020 totaled $123.8 million, an increase of $17.8 million, or 16.8%, when compared to the same time period in 2019, principally due to increases in salaries and employee benefits and services and fees and the addition of the credit loss expense related to off-balance sheet credit exposures as a result of adopting FASB ASC Topic 326.  Salaries and employee benefits totaled $69.1 million for the first quarter of 2020, an increase of $8.2 million, or 13.4%, when compared to the first quarter of 2019.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $3.9 million, or 6.4%, when the first quarter of 2020 is compared to the same time period in 2019, principally due to higher commissions expense resulting from improvements in mortgage production and the insurance line of business as well as an increase in salary expenses as a result of general merit increases.  Services and fees totaled $19.9 million for the three months ended March 31, 2020, an increase of $3.0 million, or 17.5%, when compared to the same time period in 2019, primarily due to increases in legal fees related to ongoing litigation matters and data processing charges related to software.

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB Accounting Standard Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” effective January 1,

2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses (often referred to as CECL) and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  Trustmark’s allowance for credit losses (ACL) for LHFI is an estimate of expected credit losses inherent within Trustmark’s existing LHFI portfolio.  The ACL, LHFI is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.  FASB ASC Topic 326 also requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the allowance for credit losses on off-balance sheet credit exposures are recorded as noninterest expense in credit loss expense related to off-balance sheet credit exposures.   Trustmark adopted FASB ASC Topic 326 using the modified retrospective approach prescribed by the amendments of FASB ASU 2016-13; therefore, prior period loan loss provision balances are presented under legacy GAAP and may not be comparable to current period credit loss presentation.

Trustmark’s provision for credit losses for the three months ended March 31, 2020 totaled $20.6 million compared to a provision for loan losses, LHFI of $1.6 million for the three months ended March 31, 2019.  Credit loss expense related to off-balance sheet credit exposures for the three months ended March 31, 2020 totaled $6.8 million. The increase in the provision for credit losses and the credit loss expense related to off-balance sheet credit exposures for the first quarter of 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  Please see the section captioned “Provision for Credit Losses” for additional information regarding the provision for credit losses.

At March 31, 2020, nonperforming assets totaled $77.8 million, a decrease of $4.6 million, or 5.6%, compared to December 31, 2019, reflecting declines in both nonaccrual LHFI and other real estate.  Nonaccrual LHFI totaled $53.0 million at March 31, 2020, a decrease of $234 thousand, or 0.4%, relative to December 31, 2019, primarily due to reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions, which were largely offset by LHFI placed on nonaccrual status in the Mississippi and Alabama market regions during the first quarter of 2020.  Other real estate totaled $24.8 million at March 31, 2020, a decline of $4.4 million, or 15.0%, compared to December 31, 2019, principally due to properties sold and write-downs on foreclosed properties in Trustmark’s Alabama, Mississippi and Florida market regions.

LHFI totaled $9.568 billion at March 31, 2020, an increase of $232.3 million, or 2.5%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as purchased credit deteriorated (PCD) loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $159.7 million, or 1.7%, compared to December 31, 2019.  The increase in LHFI, excluding the transferred acquired loans, during the first three months of 2020 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Texas, Mississippi and Florida market regions as well as increases in other commercial loans in the Mississippi and Tennessee market regions, partially offset by declines in state and other political subdivision loans in Trustmark’s Mississippi market region.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $11.576 billion at March 31, 2020, an increase of $330.2 million, or 2.9%, compared to December 31, 2019.  During the first three months of 2020, noninterest-bearing deposits increased $85.8 million, or 3.0%, primarily due to growth in all categories of noninterest-bearing deposit accounts.  Interest-bearing deposits increased $244.4 million, or 2.9%, during the first three months of 2020, primarily due to growth in public and commercial interest checking accounts and commercial money market deposit accounts.

Recent Legislative and Regulatory Developments

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and $349 billion to fund the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. TNB is participating as a lender in the PPP.

In addition, the CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the current and anticipated effects of COVID-19.

The CARES Act permits financial institutions to defer temporarily the use of FASB ASU 2016-13, also known as CECL, for a limited period of time, but Trustmark has elected not to apply such a deferral.  Relatedly, the federal bank regulatory agencies issued an interim final rule effective March 31, 2020 that allows banking organizations that implement CECL this year to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available (five-year phase-in transition period). Trustmark has elected to defer the regulatory capital effects of CECL in accordance with the interim final rule, which will largely delay the effects of the adoption of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the FRB and other federal agencies may or are required to implement.  Under section 4022 of the CARES Act, a mortgage servicer must grant up to two 180-day forbearances to any borrower with a federally backed mortgage loan who affirms that he or she is experiencing financial hardship during the COVID-19 emergency.  Additionally, servicers of federally backed mortgage loans are prohibited from initiating judicial or non-judicial foreclosures, other than with respect to vacant or abandoned property, for at least 60 days beginning March 18, 2020.  Under section 4023 of the CARES Act, a servicer of a multifamily mortgage loan must grant up to three 30-day forbearances to a multifamily borrower that was current on payments as of February 1, 2020, requests forbearance, and affirms that the borrower is experiencing a financial hardship during the COVID-19 emergency.  This provision applies from the date of enactment until the earlier of (i) the termination date of the national emergency declared by the President on March 13, 2020, or (ii) December 31, 2020.  Further, in response to the COVID-19 outbreak, the FRB has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2019 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Consolidated Statements of Income
Total interest income	$120,394	$125,491
Total interest expense	16,442	20,683
Net interest income	103,952	104,808
Provision for credit losses (1)	20,581	1,611
Provision for loan losses, acquired loans (1)	—	78
Noninterest income	65,264	41,491
Noninterest expense	123,810	106,021
Income before income taxes	24,825	38,589
Income taxes	2,607	5,250
Net Income	$22,218	$33,339

Total Revenue (2)	$169,216	$146,299

Per Share Data
Basic earnings per share	$0.35	$0.51
Diluted earnings per share	0.35	0.51
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	5.45%	8.50%
Return on average tangible equity	7.34%	11.55%
Return on average assets	0.66%	1.01%
Average equity/average assets	12.02%	11.83%
Net interest margin (fully taxable equivalent)	3.52%	3.63%
Dividend payout ratio	65.71%	45.10%

Credit Quality Ratios (3)
Net charge-offs (recoveries)/average loans	0.13%	0.09%
Provision for credit losses/average loans (1)	0.86%	0.07%
Nonperforming loans/total loans (incl LHFS)	0.54%	0.62%
Nonperforming assets/total loans (incl LHFS) plus other real estate	0.78%	0.96%
Allowance for credit losses/total loans (excl LHFS) (1)	1.05%	0.88%
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

(2)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(3)	Ratios for the period ended March 31, 2019 exclude acquired loans.

March 31,	2020	2019
Consolidated Balance Sheets
Total assets	$14,019,829	$13,478,017
Securities	2,538,055	2,607,764
Total loans (incl LHFS and acquired loans)	9,893,309	9,260,898
Deposits	11,575,764	11,534,815
Total shareholders' equity	1,652,399	1,587,028

Stock Performance
Market value - close	$23.30	$33.63
Book value	26.06	24.49
Tangible book value	19.92	18.48

Capital Ratios
Total equity/total assets	11.79%	11.77%
Tangible equity/tangible assets	9.27%	9.15%
Tangible equity/risk-weighted assets	11.05%	11.35%
Tier 1 leverage ratio (1)	10.21%	10.05%
Common equity tier 1 risk-based capital ratio (1)	11.35%	11.88%
Tier 1 risk-based capital ratio (1)	11.88%	12.45%
Total risk-based capital ratio (1)	12.78%	13.21%
(1)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2020	2019
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,640,070	$1,590,187
Less: Goodwill		(380,671)	(379,627)
Identifiable intangible assets		(8,049)	(10,666)
Total average tangible equity		$1,251,350	$1,199,894

PERIOD END BALANCES
Total shareholders' equity		$1,652,399	$1,587,028
Less: Goodwill		(381,717)	(379,627)
Identifiable intangible assets		(7,537)	(10,092)
Total tangible equity	(a)	$1,263,145	$1,197,309

TANGIBLE ASSETS
Total assets		$14,019,829	$13,478,017
Less: Goodwill		(381,717)	(379,627)
Identifiable intangible assets		(7,537)	(10,092)
Total tangible assets	(b)	$13,630,575	$13,088,298
Risk-weighted assets	(c)	$11,427,297	$10,548,472

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$22,218	$33,339
Plus: Intangible amortization net of tax		609	826
Net income adjusted for intangible amortization		$22,827	$34,165
Period end shares outstanding	(d)	63,396,912	64,789,943

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		7.34%	11.55%
Tangible equity/tangible assets	(a)/(b)	9.27%	9.15%
Tangible equity/risk-weighted assets	(a)/(c)	11.05%	11.35%
Tangible book value	(a)/(d)*1,000	$19.92	$18.48

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,652,399	$1,587,028
CECL transitional adjustment (2)		26,476	—
AOCI-related adjustments		(7,698)	40,915
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(367,825)	(365,748)
Other adjustments and deductions for CET1 (3)		(6,269)	(9,099)
CET1 capital	(e)	1,297,083	1,253,096
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,357,083	$1,313,096

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.35%	11.88%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.
(3)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

Trustmark discloses certain non-GAAP financial measures, including net income adjusted for significant non-routine transactions, because Management uses these measures for business planning purposes, including to manage Trustmark’s business against internal projected results of operations and to measure Trustmark’s performance.  Trustmark views these as measures of its core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature.  These non-GAAP financial measures also provide another basis for comparing period-to-period results as presented in the accompanying selected financial data table and the consolidated financial statements by excluding potential differences caused by non-operational and unusual or non-recurring items.  Readers are cautioned that these adjustments are not permitted under GAAP.  Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety, and not to rely on any single financial measure.

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2020		2019
	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$22,218	$0.35	$33,339	$0.51

Significant non-routine transactions (net of taxes):
Voluntary early retirement program	3,281	0.05	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$25,499	$0.40	$33,339	$0.51

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	5.45%	6.25%	8.50%	n/a
Return on average tangible equity	7.34%	8.39%	11.55%	n/a
Return on average assets	0.66%	0.75%	1.01%	n/a

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

Net interest income-FTE for the three months ended March 31, 2020 decreased $979 thousand, or 0.9%, when compared with the same time period in 2019.  The net interest margin for the three months ended March 31, 2020 decreased 11 basis points to 3.52% when compared to the same time period in 2019.  The decrease in the net interest margin for the three months ended March 31, 2020 was principally due to declines in the yield on the LHFI and LHFS portfolios and the acquired loans that were transferred to LHFI as a result of the adoption of FASB ASC Topic 326, partially offset by lower costs of interest-bearing deposits.

TNB has been actively participating in the PPP created by the CARES Act on behalf of its customers since April 4, 2020.  As of April 23, 2020, TNB had secured SBA commitments for approximately 6,000 customer requests totaling over $800.0 million.  PPP loans are included in Trustmark’s LHFI portfolio subsequent to April 4, 2020. Processing fees earned by TNB as the originating lender will be amortized over twenty-four months, the maximum life of the loans.  Payments on PPP loans are deferred for six months, at which time they may be forgiven in whole or in part by the SBA.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2020 as a result of the addition of these low interest rate loans to the LHFI portfolio and the related processing fees earned on these loans.

Average interest-earning assets for the first three months of 2020 were $12.229 billion compared to $12.075 billion for the same time period in 2019, an increase of $153.5 million, or 1.3%.  The increase in average earning assets during the first three months of 2020 was primarily due to an increase in average loans (LHFS and LHFI) of $640.0 million, or 7.1%, which was partially offset by decreases in average total securities of $325.9 million, or 12.1%, and average acquired loans of $104.3 million.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $572.9 million, or 6.4%, increase in the LHFI portfolio when balances at March 31, 2020 are compared to balances at March 31, 2019.  This increase was principally due to net growth in loans secured by real estate and other commercial loans, partially offset by net declines in commercial and industrial loans and state and other political subdivision loans.  The decrease in average total securities when the first three months of 2020 is compared to the same time period in 2019 was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.  The decrease in average acquired loans when the first three months of 2020 is compared to the same time period in 2019 was primarily due to acquired loans that were transferred to LHFI as PCD loans on January 1, 2020 as part of Trustmark’s adoption of FASB ASC Topic 326.

During the first three months of 2020, interest income-FTE totaled $123.5 million, a decrease of $5.2 million, or 4.1%, while the yield on total earning assets declined 26 basis points to 4.06% when compared to the first three months of 2019.  The decline in interest income-FTE for the first three months of 2020 was primarily due to declines in interest and fees on acquired loans and interest on securities-taxable.  Interest and fees on acquired loans declined $1.9 million when the first three months of 2020 is compared to the same time period in 2019, primarily due to acquired loans that were transferred to LHFI as PCD loans on January 1, 2020 as part of Trustmark’s adoption of FASB ASC Topic 326.  As a result of this transfer, Trustmark no longer receives the net interest margin benefit that the acquired loan portfolio previously provided.  During the first three months of 2020, interest on securities-taxable decreased $1.7 million, or 11.7%, while the yield on securities-taxable declined 2 basis points to 2.25% when compared to the same time period in 2019, primarily due to the run off of maturing investment securities during 2019. During the first three months of 2020, interest and fees on LHFS and LHFI-FTE declined $533 thousand, or 0.5%, when compared to the same time period in 2019, while the yield on loans (LHFS and LHFI) decreased 39 basis points to 4.54% as a result of decreases in interest rates.

Average interest-bearing liabilities for the first three months of 2020 totaled $8.843 billion compared to $8.805 billion for the same time period in 2019, an increase of $38.2 million, or 0.4%.  The increase in average interest-bearing liabilities was primarily the result of an increase in average federal funds purchased and securities sold under repurchase agreements which was largely offset by a decline in average interest-bearing deposits.  Average federal funds purchased and securities sold under repurchase agreements for the first three months of 2020 increased $163.2 million when compared to the same time period in 2019, primarily due to an increase in upstream federal funds purchased as a result of changes in funding needs as growth in earning assets exceeded deposit growth.  Average interest-bearing deposits for the first three months of 2020 decreased $119.5 million, or 1.4%, when compared to the same time period in 2019, as growth in average interest-bearing demand deposits was more than offset by declines in average savings and time deposits primarily due to decreases in interest rates in general.

Interest expense for the first three months of 2020 totaled $16.4 million, a decrease of $4.2 million, or 20.5%, when compared with the same time period in 2019, while the rate on total interest-bearing liabilities decreased 20 basis points to 0.75%.  The decrease in total interest expense for the first three months of 2020 when compared to the same time period in 2019 was primarily due to a decline in interest on deposits.  Interest on deposits decreased $4.6 million, or 23.6%, while the rate on interest-bearing deposits decreased 22 basis points to 0.71% when the first three months of 2020 is compared to the same time period in 2019, primarily due to declines in both average balances of interest-bearing deposits and interest rates.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$164	$—	—	$277	$2	2.93%
Securities - taxable	2,315,162	12,948	2.25%	2,619,933	14,665	2.27%
Securities - nontaxable	47,729	457	3.85%	68,869	646	3.80%
Loans (LHFS and LHFI)	9,678,174	109,357	4.54%	9,038,204	109,890	4.93%
Acquired loans (1)	—	—	—	104,316	1,916	7.45%
Other earning assets	187,327	740	1.59%	243,493	1,603	2.67%
Total interest-earning assets	12,228,556	123,502	4.06%	12,075,092	128,722	4.32%
Other assets	1,498,725			1,447,611
Allowance for credit losses, LHFI (2)	(85,015)			(82,227)
Total Assets	$13,642,266			$13,440,476

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$8,448,377	14,957	0.71%	$8,567,858	19,570	0.93%
Federal funds purchased and securities sold under repurchase agreements	247,513	625	1.02%	84,352	288	1.38%
Other borrowings	147,135	860	2.35%	152,660	825	2.19%
Total interest-bearing liabilities	8,843,025	16,442	0.75%	8,804,870	20,683	0.95%
Noninterest-bearing demand deposits	2,910,951			2,824,220
Other liabilities	248,220			221,199
Shareholders' equity	1,640,070			1,590,187
Total Liabilities and Shareholders' Equity	$13,642,266			$13,440,476

Net Interest Margin		107,060	3.52%		108,039	3.63%

Less tax equivalent adjustment		3,108			3,231

Net Interest Margin per Consolidated Statements of Income		$103,952			$104,808
(1)	Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio.
(2)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

Provision for Credit Losses

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  The provision for credit losses is the amount necessary to maintain the allowance for credit losses, LHFI at the amount of expected credit losses inherent within the LHFI portfolio.  The amount of provision for credit losses and the related ACL for LHFI are based on Trustmark’s ACL methodology.  The provision for credit losses totaled $20.6 million for the three months ended March 31, 2020, compared to a provision for loan losses, LHFI of $1.6 million for the same time period in 2019.  The increase in the provision for credit losses for the three months ended March 31, 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  See the section captioned “Allowance for Credit Losses, LHFI” for information regarding Trustmark’s ACL methodology as well as further analysis of the provision for credit losses.

Noninterest Income

Noninterest income represented 38.6% of total revenue, before securities gains (losses), net, for the three months ended March 31, 2020, compared to 28.4% for the three months ended March 31, 2019.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Service charges on deposit accounts	$10,032	$10,265	$(233)	-2.3%
Bank card and other fees	5,355	7,191	(1,836)	-25.5%
Mortgage banking, net	27,483	3,442	24,041	n/m
Insurance commissions	11,550	10,871	679	6.2%
Wealth management	8,537	7,483	1,054	14.1%
Other, net	2,307	2,239	68	3.0%
Total noninterest income	$65,264	$41,491	$23,773	57.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Bank Card and Other Fees

The decrease in bank card and other fees for the three months ended March 31, 2020 compared to the same time period in 2019 was principally due to declines in income from customer derivatives primarily related to the credit valuation adjustment as a result of the declining interest rate environment.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Mortgage servicing income, net	$5,819	$5,607	$212	3.8%
Change in fair value-MSR from runoff	(2,607)	(2,398)	(209)	-8.7%
Gain on sales of loans, net	14,339	4,981	9,358	n/m
Mortgage banking income before net hedge ineffectiveness	17,551	8,190	9,361	n/m
Change in fair value-MSR from market changes	(23,999)	(8,863)	(15,136)	n/m
Change in fair value of derivatives	33,931	4,115	29,816	n/m
Net hedge ineffectiveness	9,932	(4,748)	14,680	n/m
Mortgage banking, net	$27,483	$3,442	$24,041	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three months ended March 31, 2020 when compared to the same time period in 2019 was principally due to the positive net hedge ineffectiveness and an increase in the gain on sales of loans, net.  The positive hedge ineffectiveness for the three months ended March 31, 2020 was primarily due to widening spreads between mortgage and ten-year Treasury rates.  Mortgage loan production for the three months ended March 31, 2020 was $457.2 million, an increase of $173.7 million, or 61.3%, when compared to the same time period in 2019.  Loans serviced for others totaled $7.157 billion at March 31, 2020, compared with $6.860 billion at March 31, 2019, an increase of $297.1 million, or 4.3%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net.  The increase in the gain on sales of loans, net when the three months ended March 31, 2020 is compared to the same time period in 2019, was primarily the result of increases in the mortgage valuation adjustment and the volume of loans sold as well as higher profit margins in secondary marketing activities.  Loan sales totaled $317.1 million for the three months ended March 31, 2020, an increase of $108.1 million, or 51.8%, when compared with the same time period in 2019.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,161)	$(2,010)	$849	42.2%
Increase in life insurance cash surrender value	1,722	1,783	(61)	-3.4%
Other miscellaneous income	1,746	2,466	(720)	-29.2%
Total other, net	$2,307	$2,239	$68	3.0%

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Salaries and employee benefits	$69,148	$60,954	$8,194	13.4%
Services and fees	19,930	16,968	2,962	17.5%
Net occupancy-premises	6,286	6,454	(168)	-2.6%
Equipment expense	5,616	5,924	(308)	-5.2%
Other real estate expense:
Write-downs	997	1,656	(659)	-39.8%
Net (gain) loss on sale	70	(122)	192	n/m
Carrying costs	227	218	9	4.1%
Total other real estate expense, net	1,294	1,752	(458)	-26.1%
Credit loss expense related to off-balance sheet credit exposures (1)	6,783	—	6,783	n/m
Other expense	14,753	13,969	784	5.6%
Total noninterest expense	$123,810	$106,021	$17,789	16.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $3.9 million, or 6.4%, when the first quarter of 2020 is compared to the same time period in 2019, principally due to higher commissions expense resulting from improvements in mortgage production and the insurance line of business as well as an increase in salary expenses as a result of general merit increases.

Services and Fees

The increase in services and fees when the three months ended March 31, 2020 is compared to the same time period in 2019, was primarily increases in legal fees related to ongoing litigation matters and data processing charges related to software.

Credit Loss Expense Related to Off-Balance Sheet Credit Exposures

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  FASB ASC Topic 326 also requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the ACL on off-balance sheet credit exposures are recorded as noninterest expense in credit loss expense related to off-balance sheet credit exposures.  The increase in the credit loss expense related to off-balance sheet exposures for the first quarter of 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Loan expense	$2,799	$2,697	$102	3.8%
Amortization of intangibles	812	1,101	(289)	-26.2%
FDIC assessment expense	1,590	1,758	(168)	-9.6%
Other miscellaneous expense	9,552	8,413	1,139	13.5%
Total other expense	$14,753	$13,969	$784	5.6%

The increase in other expense when the three months ended March 31, 2020 is compared to the same time period in 2019, was primarily due to an increase in other miscellaneous expense principally resulting from accrued expense related to the Trust Department.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  During the first quarter of 2020, Trustmark revised the composition of its operating segments by moving the Retail Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  Prior period amounts include reclassifications to conform to the current period presentation.  The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2020 and 2019.

General Banking

Net interest income for the General Banking Segment decreased $602 thousand, or 0.6%, when the three months ended March 31, 2020 is compared with the same time period in 2019.  The decrease in net interest income was principally due to decreases in interest and fees on acquired loans and interest on securities, which were largely offset by a decrease in interest on deposits, primarily due to declines in both average balances of interest-bearing deposits and interest rates.  The provision for credit losses for the three months ended March 31, 2020 totaled $18.4 million compared to a provision for loan losses, net of $1.7 million for the same period in 2019, an increase of $16.7 million primarily due to the impact of the COVID pandemic on the macroeconomic factors used in Trustmark’s ACL methodology.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment increased $22.3 million, or 97.2%, when the first three months of 2020 is compared to the same time period in 2019, primarily due to the increase in mortgage banking, net, principally due to increases in the net hedge ineffectiveness and gain on sales of loans, net.  Noninterest income for the General Banking Segment represented 30.6% of total revenue for this segment for the first three months of 2020 as opposed to 18.2% for the same time period in 2019.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $16.4 million, or 18.3%, when the first three months of 2020 is compared with the same time period in 2019, principally due to increases in salaries and employee benefits, services and fees and the addition of the credit loss expense related to off-balance sheet credit exposures as a result of the adoption of FASB ASC Topic 326.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program which resulted in non-routine transaction expenses of $4.4 million ($4.3 million of salaries and employee benefits expense and $102 thousand of other expense).  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first three months of 2020 decreased $1.9 million when compared to the same time period in 2019, primarily due to $2.2 million increase in the provision for credit losses related to loans generated by the Private Banking Department as a result of the change in allowance methodology and the impact of the COVID-19 pandemic on the macroeconomic factors used in the ACL methodology.  Net interest income for the Wealth Management Segment totaled $1.5 million for the first three months of 2020, a decrease of $244 thousand, or 14.0%, when compared to the same time period in 2019, primarily due to a decrease in interest and fees on loans, primarily caused by a decrease in interest rates generally.  Noninterest income, which primarily includes income related to investment management, trust and brokerage services, increased $813 thousand, or 10.6%, when the first three months of 2020 is compared to the same time period in 2019, primarily due to increases in investment services and trust management income.  Noninterest expense for the Wealth Management Segment increased $853 thousand, or 11.1%, when the first three months of 2020 is compared to the same time period in 2019, principally due to an increase in other miscellaneous expense related to accrued expense for the Trust Department.

At March 31, 2020 and 2019, Trustmark held assets under management and administration of $11.641 billion and $11.381 billion, respectively, and brokerage assets of $1.764 billion and $1.867 billion, respectively.

Insurance

Net income for the Insurance Segment for the first three months of 2020 increased $145 thousand, or 7.5%, when compared to the same time period in 2019.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $697 thousand, or 6.4%, when the first three months of 2020 is compared to the same time period in 2019, primarily due to new business commission volume in the property and casualty business.  Noninterest expense for the Insurance Segment increased $501 thousand, or 6.0%, when the first three months of 2020 is compared to the same time period in 2019, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes.

Income Taxes

For the three months ended March 31, 2020, Trustmark’s combined effective tax rate was 10.5% compared to 13.6% for the same time period in 2019, respectively.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $12.229 billion, or 89.6% of total average assets, for the three months ended March 31, 2020, compared to $12.075 billion, or 89.8% of total average assets, for the three months ended March 31, 2019, an increase of $153.5 million, or 1.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.2 years at March 31, 2020 compared to 3.5 years at December 31, 2019.

When compared with December 31, 2019, total investment securities increased by $197.6 million, or 8.4%, during the first three months of 2020.  This increase resulted primarily from purchases of and improvement in the fair market value of available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.  Trustmark sold no securities during the first three months of 2020 or 2019.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At March 31, 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $11.2 million ($8.4 million net of tax) compared to $12.1 million ($9.1 million net of tax) at December 31, 2019.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At March 31, 2020, available for sale securities totaled $1.834 billion, which represented 72.3% of the securities portfolio, compared to $1.602 billion, or 68.5%, at December 31, 2019.  At March 31, 2020, unrealized gains, net on available for sale securities totaled $41.9 million compared to unrealized gains, net of $1.4 million at December 31, 2019.  At March 31, 2020, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2020, held to maturity securities totaled $704.3 million, which represented 27.7% of the total securities portfolio, compared with $738.1 million, or 31.5%, at December 31, 2019.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 97.7% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of March 31, 2020, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2020 ($ in thousands):

	March 31, 2020
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,768,767	98.7%	$1,810,207	98.7%
Aa1 to Aa3	5,450	0.3%	5,483	0.3%
Baa1 to Baa3	1,078	0.1%	1,098	0.1%
Not Rated (1)	16,557	0.9%	16,991	0.9%
Total securities available for sale	$1,791,852	100.0%	$1,833,779	100.0%

Securities Held to Maturity
Aaa	$672,519	95.5%	$699,341	95.6%
Aa1 to Aa3	26,208	3.7%	26,418	3.6%
Not Rated (1)	5,549	0.8%	5,682	0.8%
Total securities held to maturity	$704,276	100.0%	$731,441	100.0%

(1)	Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2020, approximately 98.7% of the available for sale securities, measured at the estimated fair value, and 95.5% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At March 31, 2020, LHFS totaled $325.4 million, consisting of $268.9 million of residential real estate mortgage loans in the process of being sold to third parties and $56.5 million of GNMA optional repurchase loans.  At December 31, 2019, LHFS totaled $226.3 million, consisting of $169.3 million of residential real estate mortgage loans in the process of being sold to third parties and $57.1 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2020 or 2019.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Loan Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The full impact of the COVID-19 pandemic is unknown and rapidly evolving. It has caused substantial disruption in international and the United States economies, markets and employment. The outbreak may have a significant adverse impact on certain industries Trustmark serves, including the restaurant and food services, hotel, retail and energy industries.  See the section captioned “COVID-19 Update” for further information and discussion regarding the current and anticipated impact of the COVID-19 pandemic.

At March 31, 2020 and December 31, 2019, LHFI consisted of the following ($ in thousands):

	March 31, 2020 (1)		December 31, 2019
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$486,265	5.1%	$1,162,791	12.4%
Other secured by 1-4 family residential properties	584,981	6.1%	1,855,913	19.9%
Secured by nonfarm, nonresidential properties	2,575,422	26.9%	2,475,245	26.5%
Other real estate secured	838,573	8.8%	724,480	7.8%
Other loans secured by real estate: (2)
Other construction	650,124	6.8%	—	—
Secured by 1-4 family residential properties	1,267,084	13.2%	—	—
Commercial and industrial loans	1,476,777	15.4%	1,477,896	15.8%
Consumer loans	173,678	1.8%	175,738	1.9%
State and other political subdivision loans	938,637	9.8%	967,944	10.4%
Other commercial loans (2)	576,379	6.1%	495,621	5.3%
LHFI	$9,567,920	100.0%	$9,335,628	100.0%
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

(2)

In accordance with the guidance in FASB ASC Topic 326, Trustmark redefined its LHFI portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. The other loans secured by real estate portfolio segment and related loan classes were separated from the loans secured by real estate portfolio segment. The other construction loans were segregated from the construction, land development and other land loans. The other loans secured by 1-4 family residential properties were segregated from the loans secured by 1-4 family residential properties and the loans secured by 1-4 family residential properties were redefined in the other loans secured by real estate portfolio segment. Other loans were redefined as other commercial loans.

LHFI increased $232.3 million, or 2.5%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as PCD loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $159.7 million, or 1.7%, compared to December 31, 2019.  The increase in LHFI, excluding the transferred acquired loans, during the first three months of 2020 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Texas, Mississippi and Florida market regions as well as increases in other commercial loans in the Mississippi and Tennessee market regions, partially offset by declines in state and other political subdivision loans in Trustmark’s Mississippi market region.  The following discussion of changes in LHFI excludes the acquired loans transferred on January 1, 2020.

LHFI secured by real estate increased $119.6 million, or 1.9%, during the first three months of 2020 primarily due to net growth in LHFI secured by other real estate and LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), partially offset by declines in other construction loans and LHFI secured by 1-4 family residential properties.  LHFI secured by other real estate increased $110.1 million, or 15.1%, during the first three months of 2020, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Mississippi and Texas market regions.  NFNR LHFI increased $62.0 million, or 2.5%, during the first three months of 2020, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $39.2 million, or 1.6%, during the first three months of 2020 primarily due to declines in nonowner-occupied loans in the Texas and Alabama market regions and owner-occupied loans in the Mississippi and Alabama market regions.  Other construction loans decreased $28.1 million, or 4.1%, during the first three months of 2020 primarily due other construction loans moved to other loan categories upon the completion of the related construction project, which were largely offset by new construction loans.  During the first three months of 2020, $265.7 million loans were moved from other construction to other loan categories, including $164.3 million to multi-family residential loans, $76.4 million to nonowner-occupied loans and $25.0 million to owner-occupied loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $237.4 million during the first three months of 2020.  LHFI secured by 1-4 family residential properties declined $18.1 million, or 1.4%, during the first three months of 2020, primarily due to declines in the Alabama and Mississippi market regions.

Other commercial loans, which include loans to churches, hospitals, finance companies and real estate investment trusts, increased $78.2 million, or 15.7%, during the first three months of 2020, primarily due to growth in the Mississippi and Tennessee market regions.  State and other political subdivision loans declined $29.3 million, or 3.0%, during the first three months of 2020, principally due to declines in the Mississippi market region.

Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At March 31, 2020 and December 31, 2019, energy-related LHFI had outstanding balances of $131.7 million and $122.9 million, respectively, which represented 1.4% of Trustmark’s total LHFI portfolio at March 31, 2020 compared to 1.3% of the total LHFI portfolio at December 31, 2019.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2020	December 31, 2019
Home equity loans	$52,148	$52,348
Home equity lines of credit	385,267	388,217
Percentage of loans and lines for which Trustmark holds first lien	59.0%	59.4%
Percentage of loans and lines for which Trustmark does not hold first lien	41.0%	40.6%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2020 and December 31, 2019 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	March 31, 2020
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$123,285	$362,980	$486,265
Other secured by 1- 4 family residential properties	44,026	540,955	584,981
Secured by nonfarm, nonresidential properties	1,450,469	1,124,953	2,575,422
Other real estate secured	197,661	640,912	838,573
Other loans secured by real estate:
Other construction	68,121	582,003	650,124
Secured by 1- 4 family residential properties	797,599	469,485	1,267,084
Commercial and industrial loans	519,408	957,369	1,476,777
Consumer loans	150,304	23,374	173,678
State and other political subdivision loans	892,764	45,873	938,637
Other commercial loans	283,821	292,558	576,379
LHFI	$4,527,458	$5,040,462	$9,567,920

	December 31, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$201,055	$961,736	$1,162,791
Secured by 1- 4 family residential properties	1,004,079	851,834	1,855,913
Secured by nonfarm, nonresidential properties	1,430,132	1,045,113	2,475,245
Other real estate secured	189,023	535,457	724,480
Commercial and industrial loans	636,518	841,378	1,477,896
Consumer loans	152,970	22,768	175,738
State and other political subdivision loans	925,990	41,954	967,944
Other loans	310,475	185,146	495,621
LHFI	$4,850,242	$4,485,386	$9,335,628

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

The following table presents the LHFI composition by region at March 31, 2020 and reflects each region’s diversified mix of loans ($ in thousands):

	March 31, 2020
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$486,265	$160,160	$68,829	$170,313	$22,243	$64,720
Other secured by 1-4 family residential properties	584,981	131,161	40,346	328,941	71,299	13,234
Secured by nonfarm, nonresidential properties	2,575,422	658,690	280,670	961,998	167,424	506,640
Other real estate secured	838,573	251,741	25,144	341,864	9,276	210,548
Other loans secured by real estate:
Other construction	650,124	198,137	21,055	137,736	1,311	291,885
Secured by 1-4 family residential properties	1,267,084	—	—	1,256,054	11,030	—
Commercial and industrial loans	1,476,777	214,041	20,612	699,930	315,542	226,652
Consumer loans	173,678	23,760	6,396	121,318	19,930	2,274
State and other political subdivision loans	938,637	109,422	38,763	582,098	26,717	181,637
Other commercial loans	576,379	81,241	15,558	365,208	84,024	30,348
LHFI	$9,567,920	$1,828,353	$517,373	$4,965,460	$728,796	$1,527,938

Construction, Land Development and Other Land Loans by Region
Lots	$74,865	$18,309	$23,768	$25,757	$1,647	$5,384
Development	63,640	14,326	7,505	29,130	4,938	7,741
Unimproved land	106,812	28,543	16,678	29,752	11,323	20,516
1-4 family construction	240,948	98,982	20,878	85,674	4,335	31,079
Construction, land development and other land loans	$486,265	$160,160	$68,829	$170,313	$22,243	$64,720

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$443,057	$162,375	$41,536	$137,615	$27,531	$74,000
Office	210,317	45,026	34,397	59,339	12,686	58,869
Hotel/motel	353,666	136,120	100,735	65,604	40,207	11,000
Mini-storage	109,009	12,112	3,520	49,479	420	43,478
Industrial	188,403	63,245	13,418	38,613	2,243	70,884
Health care	42,520	15,414	4,535	18,815	—	3,756
Convenience stores	27,116	3,496	—	11,243	410	11,967
Nursing homes/senior living	57,123	18,696	—	19,856	—	18,571
Other	66,085	5,238	6,892	11,120	5,959	36,876
Total nonowner-occupied loans	1,497,296	461,722	205,033	411,684	89,456	329,401
Owner-occupied:
Office	166,804	38,751	38,062	53,284	10,763	25,944
Churches	103,009	24,506	6,250	46,790	11,201	14,262
Industrial warehouses	152,128	12,425	3,517	49,776	16,829	69,581
Health care	129,995	15,391	6,006	93,260	2,515	12,823
Convenience stores	104,925	13,026	8,071	62,871	640	20,317
Retail	68,057	17,945	6,636	24,610	2,707	16,159
Restaurants	59,617	4,200	1,833	36,612	15,497	1,475
Auto dealerships	31,366	7,947	295	12,883	10,241	—
Nursing homes/senior living	179,065	58,271	—	115,015	5,779	—
Other	83,160	4,506	4,967	55,213	1,796	16,678
Total owner-occupied loans	1,078,126	196,968	75,637	550,314	77,968	177,239
Loans secured by nonfarm, nonresidential properties	$2,575,422	$658,690	$280,670	$961,998	$167,424	$506,640

Allowance for Credit Losses

LHFI

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” as well as regulatory guidance from its primary regulator.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL, LHFI is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments.  These segments are further disaggregated into loan classes, the level at which credit risk is monitored.  When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.  Determining the appropriateness of the allowance is complex and requires judgement by Management about the effect of matters that are inherently uncertain.  In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

For a complete description of Trustmark’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see Note 3 – LHFI and Allowance for Credit Losses, LHFI included in Part I. Item 1. – Financial Statements of this report.

Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded a decrease to the ACL, LHFI of $3.0 million and an increase of $1.8 million for the ACL calculated on the acquired loans transferred to LHFI as PCD loans.  At March 31, 2020, the ACL, LHFI was $100.6 million, an increase of $17.5 million, or 21.1%, when compared with January 1, 2020.  The increase in the ACL, LHFI during the first three months of 2020 was principally due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  Allocation of Trustmark’s $100.6 million ACL, LHFI, represented 0.97% of commercial LHFI and 1.35% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.05% as of March 31, 2020.  This compares with an allowance to total LHFI of 0.90% at December 31, 2019, which was allocated to commercial LHFI at 0.98% and to consumer and mortgage LHFI at 0.61%.

The following table present changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$84,277	$79,290
FASB ASU 2016-13 adoption adjustments:
LHFI	(3,039)	—
Allowance for loan losses, acquired loans transfer	815	—
Acquired loans ACL adjustment	1,007	—
Provision for credit losses	20,581	1,611
LHFI charged-off	(5,545)	(4,033)
Recoveries	2,468	2,137
Net (charge-offs) recoveries	(3,077)	(1,896)
Balance at end of period	$100,564	$79,005

Charge-offs exceeded recoveries for the three months ended March 31, 2020 and 2019.  Net charge-offs for the three months ended March 31, 2020 increased $1.2 million, or 62.3%, when compared to the same time period in 2019, primarily due to two large commercial credits in the Tennessee and Alabama market regions that were charged off during the first quarter of 2020, partially offset by a decline in charge-offs in the Mississippi market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Alabama	$(1,080)	$(15)
Florida	64	227
Mississippi	126	(2,130)
Tennessee	(2,186)	(50)
Texas	(1)	72
Total net (charge-offs) recoveries	$(3,077)	$(1,896)

The provision for credit losses for the three months ended March 31, 2020 totaled 0.86% of average loans (LHFS and LHFI), compared to 0.07% of average loans (LHFS and LHFI) for the same time period in 2019.  The increase in the provision for credit losses when the three months ended March 31, 2020 is compared to the same time period in 2019 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2020.  Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded an ACL on off-balance sheet credit exposures of $29.6 million.

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark.  Trustmark generates a loan pool level unfunded amount for the period.  Trustmark calculates a funding rate each period which is applied to the pool unfunded commitment balances to ensure that reserves will be applied to the pool as Trustmark believes the pool will reach its historical levels.  Additionally, a total reserve rate is applied to the unfunded commitment balance.  The total reserve rate incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate.  The total reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools.  See the section captioned “Lending Related” in Note 13 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense. Trustmark recorded a credit loss expense related to off-balance sheet credit exposures of $6.8 million during the first three months of 2020, resulting in an ACL on off-balance sheet credit exposures of $36.4 million as of March 31, 2020.  The increase in the ACL on off-balance sheet credit exposures for the first three months of 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at March 31, 2020 and December 31, 2019 ($ in thousands):

	March 31, 2020	December 31, 2019
Nonaccrual LHFI
Alabama	$4,769	$1,870
Florida	254	267
Mississippi	40,815	41,493
Tennessee	6,153	8,980
Texas	1,001	616
Total nonaccrual LHFI	52,992	53,226
Other real estate
Alabama	6,229	8,133
Florida	4,835	5,877
Mississippi	13,296	14,919
Tennessee	487	319
Texas	—	—
Total other real estate	24,847	29,248
Total nonperforming assets	$77,839	$82,474

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.78%	0.86%

Loans past due 90 days or more
LHFI	$708	$642

LHFS - Guaranteed GNMA serviced loans (1)	$43,564	$41,648

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2020, nonaccrual LHFI totaled $53.0 million, or 0.54% of total LHFS and LHFI, reflecting a decrease of $234 thousand relative to December 31, 2019.  The decrease in nonaccrual LHFI during the first three months of 2020 was primarily due to reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions, which were largely offset by LHFI placed on nonaccrual status in the Mississippi and Alabama market regions during the first quarter of 2020.

As of March 31, 2020, nonaccrual energy-related LHFI totaled $11.0 million and represented 8.4% of Trustmark’s total energy-related portfolio, compared to $10.6 million, or 8.6% of Trustmark’s total energy-related portfolio, as of December 31, 2019.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2020 decreased $4.4 million, or 15.0%, when compared with December 31, 2019.  The decrease in other real estate was principally a result of properties sold and write-downs on foreclosed properties in Trustmark’s Alabama, Mississippi and Florida market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	336	77	—	27	232	—
Disposals	(3,741)	(1,221)	(987)	(1,493)	(40)	—
Write-downs	(996)	(760)	(55)	(157)	(24)	—
Balance at end of period	$24,847	$6,229	$4,835	$13,296	$487	$—

	Three Months Ended March 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	785	525	—	260	—	—
Disposals	(1,658)	(106)	(320)	(1,211)	(21)	—
Write-downs	(1,656)	(414)	(331)	(883)	(10)	(18)
Balance at end of period	$32,139	$6,878	$8,120	$15,421	$994	$726

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $660 thousand, or 39.9%, when the first three months of 2020 is compared to the same time period in 2019, primarily due to a decrease in write-downs of other real estate properties in the Mississippi market region.

For additional information regarding other real estate, please see Note 6 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Acquired Loans

Trustmark’s loss-share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties will expire in 2021.

Upon adoption of FASB ASC Topic 326, which was effective for Trustmark on January 1, 2020 in accordance with the amendments in FASB ASU 2016-13, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio. Trustmark elected to maintain pools of loans that were previously accounted for under FASB ASC Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and will continue to account for these pools as a unit of account.  Loans are only removed from the existing loan pools if they are written off, paid off or sold.  Upon adoption of FASB ASC Topic 326, the ACL was determined for each pool and added to the pool’s carrying value to establish a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool.  Changes to the ACL after adoption of FASB ASC Topic 326 are recorded through the provision for credit losses.

As a result of adopting FASB ASC Topic 326, Trustmark transferred $72.6 million of acquired loans, $815 thousand of related allowance for loan losses, acquired loans as well as $1.0 million of ACL calculated for these loans to LHFI on January 1, 2020.  The acquired loans and related allowance transferred were acquired in the BancTrust merger.

As of  December 31, 2019, acquired loans consisted of the following ($ in thousands):

December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$4,771
Secured by 1-4 family residential properties	17,525
Secured by nonfarm, nonresidential properties	38,206
Other real estate secured	3,946
Commercial and industrial loans	5,035
Consumer loans	520
Other loans	2,598
Acquired loans	72,601
Less allowance for loan losses, acquired loans	815
Net acquired loans	$71,786

For additional information regarding acquired loans, including changes in the net carrying value, see Note 4 – Acquired Loans included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $11.576 billion at March 31, 2020 compared to $11.246 billion at December 31, 2019, an increase of $330.2 million, or 2.9%.  During the first three months of 2020, noninterest-bearing deposits increased $85.8 million, or 3.0%, primarily due to growth in all categories of noninterest-bearing deposit accounts.  Interest-bearing deposits increased $244.4 million, or 2.9%, during the first three months of 2020, primarily due to growth in public and commercial interest checking accounts and commercial money market deposit accounts.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $421.8 million at March 31, 2020 compared to $256.0 million at December 31, 2019, an increase of $165.8 million, or 64.8%.  Of these amounts $63.8 million and $62.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, Trustmark had $358.0 million of upstream federal funds purchased at March 31, 2020, compared to $193.5 million at December 31, 2019.  The increase in the upstream federal funds purchased during the first three months of 2020, was primarily a result of changes in funding needs as growth in earning assets exceeded deposit growth.

Other borrowings totaled $84.2 million at March 31, 2020, a decrease of $1.2 million, or 1.4%, when compared with $85.4 million at December 31, 2019.

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

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in Trustmark’s 2019 Annual Report.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2020, Trustmark’s total shareholders’ equity was $1.652 billion, a decrease of $8.3 million, or 0.5%, when compared to December 31, 2019.  During the first three months of 2020, shareholders’ equity decreased primarily as a result of a $19.9 million, net of tax, adjustment to the beginning balance of retained earnings as a result of the adoption of FASB ASU 2016-13, common stock repurchases of $27.5 million and common stock dividends of $14.7 million, partially offset by net income of $22.2 million and improvements in the fair market value of securities available for sale, net of tax, of $30.4 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2019 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at March 31, 2020 and December 31, 2019.  AOCI is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2020 and December 31, 2019.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2020 and 2019 were $0.23.  Trustmark’s indicated dividend for 2020 is $0.92 per common share, which is the same as dividends per common share as declared in 2019.

Stock Repurchase Program

The Board of Directors of Trustmark authorized a stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares could be acquired through March 31, 2020.  Trustmark repurchased approximately 887 thousand shares of its outstanding common stock valued at $27.5 million during the three months ended March 31, 2020.  Under this authority, Trustmark repurchased approximately 1.5 million shares valued at $47.2 million.

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

On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $11.359 billion for the first three months of 2020 and represented approximately 83.3% of average liabilities and shareholders’ equity, compared to average deposits of $11.392 billion, which represented 84.8% of average liabilities and shareholders’ equity for the first three months of 2019.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2020, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $27.3 million compared to $26.2 million at December 31, 2019.

At March 31, 2020, Trustmark had $358.0 million of upstream federal funds purchased, compared to $193.5 million at December 31, 2019.  The increase in the upstream federal funds purchased during the first three months of 2020, was primarily a result of changes in funding needs as growth in earning assets exceeded deposit growth.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at March 31, 2020 and December 31, 2019.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $3.196 billion at March 31, 2020.

In addition, at March 31, 2020, Trustmark had $794 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $811 thousand at December 31, 2019.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At March 31, 2020, Trustmark had approximately $594.0 million available in unencumbered agency securities compared to $546.0 million at December 31, 2019.

Another borrowing source is the Discount Window.  At March 31, 2020, Trustmark had approximately $1.002 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $982.7 billion at December 31, 2019.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

The PPPLF was established by the FRB to provide a liquidity source to PPP lenders, through non-recourse credit secured by PPP loans.  The PPPLF is available to Trustmark as a liquidity source as needed.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2020, Trustmark had no shares of preferred stock issued and outstanding.

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

The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in AOCI at December 31, 2019.  No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the three months ended March 31, 2019.  Amounts reported in AOCI related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

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

The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $836.7 million at March 31, 2020, with a positive valuation adjustment of $507 thousand, compared to $301.1 million, with a positive valuation adjustment of $953 thousand at December 31, 2019.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $516.5 million at March 31, 2020 compared to $564.0 million at December 31, 2019.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $9.9 million and a net negative ineffectiveness of $4.7 million for the three months ended March 31, 2020 and 2019, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of March 31, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $905.6 million related to this program, compared to $893.1 million as of December 31, 2019.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of March 31, 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.8 million compared to $1.0 million at December 31, 2019.  As of March 31, 2020, Trustmark had posted collateral of $2.8 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At both March 31, 2020 and December 31, 2019, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $37.2 million and $37.6 million, respectively.  At March 31, 2020, Trustmark had entered into nine risk participation agreements as a guarantor with an aggregate notional amount of $74.9 million, compared to ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million at December 31, 2019.  The aggregate fair values of these risk participation agreements were immaterial at March 31, 2020 and December 31, 2019.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2020 and 2019.  At March 31, 2020 and 2019, the impact of a 200-basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2020	2019
+200 basis points	5.9%	2.0%
+100 basis points	3.0%	1.1%
-100 basis points	-10.9%	-1.8%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2020 and 2019.  At March 31, 2020 and 2019, the impact of a 200-basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2020	2019
+200 basis points	8.7%	0.3%
+100 basis points	5.6%	0.8%
-100 basis points	-13.8%	-3.2%

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

At March 31, 2020, the MSR fair value was $56.4 million, compared to $86.8 million at March 31, 2019.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2020, would be a decline in fair value of approximately $3.8 million and $1.7 million, respectively, compared to a decline in fair value of approximately $3.4 million and $3.1 million, respectively, at March 31, 2019.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

Trustmark’s accounting policies are fundamental to understanding of Management’s discussion and analysis of Trustmark’s results of operations and financial condition.  Trustmark has identified critical accounting policies which involve a higher degree of judgment and complexity in making certain estimates and assumptions that affect amounts reported in its consolidated financial statements.  Certain accounting estimates are important to the portrayal of Trustmark’s financial condition, as they require Management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Accounting estimates are susceptible to material changes as a result of changes in facts and circumstances, which include, but are not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19 related changes and changes in the financial condition of borrowers.  For an overview of Trustmark’s critical accounting policies at December 31, 2019, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2019 Annual Report.

For additional information regarding Trustmark’s basis of presentation and accounting policies, see Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation included in Part I. Item 1. – Financial Statements of this report.

On January 1, 2020, Trustmark adopted FASB ASU 2016-13, which created material changes to Trustmark’s allowance for loan losses, LHFI critical accounting policy that existed at December 31, 2019.  The allowance for loan losses, LHFI critical accounting policy was replaced with the allowance for credit losses, LHFI critical accounting policy presented below effective January 1, 2020.

Allowance for Credit Losses, LHFI

The allowance for credit losses (ACL), LHFI is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL for LHFI is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments.  These segments are further disaggregated into loan classes, the level at which credit risk is monitored.  When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.  Determining the appropriateness of the allowance is complex and requires judgement by Management about the effect of matters that are inherently uncertain.  In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.  Given the nature of many of the factors, forecasts and assumptions in the ACL methodology, it is not possible to provide meaningful estimates of the impact of any such potential change.

For a complete description of Trustmark’s ACL methodology for the LHFI portfolio, please see Note 3 – LHFI and Allowance for Credit Losses, LHFI included in Part I. Item 1. – Financial Statements of this report.

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13.  Trustmark implemented changes to its policies, processes and controls over the estimation of the allowance for credit losses to support the adoption of FASB ASU 2016-13.  Management revised previous internal controls used under legacy GAAP and incorporated new internal controls to ensure adequacy of the reserve levels under the new allowance for credit losses methodology.  Changes to internal controls as a result of adopting FASB ASU 2016-13 were a result of changes in the calculation under the new allowance for credit losses methodology and did not change the overall nature of the controls.  There has been no change in Trustmark’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Trustmark’s internal control over financial reporting.

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

On January 15, 2020, the court granted Stanford Financial Group receiver’s motion to stay the state court action. On February 26, 2020, the lawsuit was removed to federal court in the Southern District of Texas by TNB.  Trustmark and its counsel are carefully evaluating the Smith Complaint in the form that is publicly available, and will update the foregoing description to the extent that additional material facts are ascertained.

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

The following risk factors are intended as a supplement to the risk factors disclosed in Part I. Item 1A. – Risk Factors included in Trustmark’s Annual Report on Form 10-K for the year ended December 31, 2019.

The novel coronavirus (COVID-19) pandemic and actions taken to mitigate its spread and economic impact, or an outbreak of another highly infectious or contagious disease, could adversely affect Trustmark’s business activities, financial condition and results of operations.

The spread of a highly infectious or contagious disease, such as COVID-19, and actions taken by governmental and public health authorities to mitigate its spread, such as instituting quarantines, travel restrictions and “shelter in place” orders, could lead to severe disruptions in the United States economy, which could in turn disrupt the business, activities and operations of Trustmark’s customers, as well as its business and operations. Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States.

Trustmark’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause Trustmark’s customers to be unable to meet existing payment or other obligations, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in Trustmark’s market regions. Although Trustmark maintains contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct its business activities. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for Trustmark. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, Trustmark could experience a material adverse effect to its business, financial condition, and results of operations.

There continue to be broad concerns related to the potential effects of the COVID-19 pandemic. If the COVID-19 pandemic has an adverse effect on (i) customer deposits, (ii) the ability of Trustmark’s borrowers to satisfy their obligations, (iii) the demand for Trustmark’s loans or its other products and services, (iv) other aspects of Trustmark’s business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect Trustmark’s liquidity, financial condition and the results of operations.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of actions by the FRB. Market interest rates have declined significantly. On March 3, 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%. On March 15, 2020, the FRB further reduced the target federal funds rate by 100 basis points to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The FRB reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. Trustmark expects that these reductions in interest rates, especially if prolonged, could adversely affect its net interest income and margins and its profitability.

Management expects Trustmark’s net interest income and noninterest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the COVID-19 pandemic and the actions by the FRB with respect to interest rates. The spread of COVID-19 and its impact on the economy heightens the risk associated with many of the risk factors described in this report, such as those related to credit losses and Trustmark’s reliance on its executives and third-party service providers, for example.  The extent to which the COVID-19 pandemic will impact Trustmark’s business, results of operations and financial condition, as well as its regulatory capital, liquidity ratios and stock price, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

As a participating lender in the Small Business Administration’s (SBA) Paycheck Protection Program (PPP), Trustmark is subject to additional risks of litigation from its customers or other parties regarding TNB’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. TNB is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes Trustmark to risks relating to noncompliance with the PPP. On April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020.  The SBA began accepting applications for the new funding on April 27, 2020.

Since the opening of the PPP, several financial institutions have been subject to litigation regarding the processes and procedures used in processing applications for the PPP. Trustmark may be exposed to the risk of similar litigation, from both customers and non-customers that approached TNB regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP. If any such litigation is filed against Trustmark and is not resolved in a manner favorable to Trustmark, it may result in significant financial liability or adversely affect Trustmark’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on Trustmark’s business, financial condition and results of operations.

Trustmark also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by TNB, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by TNB, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from Trustmark.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors of Trustmark authorized a stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares could be acquired through March 31, 2020.

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

On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2020 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2020 to January 31, 2020	357,062	$33.51	357,062	$68,314
February 1, 2020 to February 29, 2020	338,800	30.84	338,800	57,865
March 1, 2020 to March 31, 2020	191,096	26.82	191,096	52,740
Total	886,958		886,958
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	Chairman of the Board, President and		Treasurer, Principal Financial Officer and
	Chief Executive Officer		Principal Accounting Officer

DATE:	May 8, 2020	DATE:	May 8, 2020