Form 10-Q
period 2020-06-30
TRUSTMARK CORP
filed 2020-08-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, there were 63,422,439 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$1,026,640	$358,916
Securities available for sale, at fair value (amortized cost: $1,839,578; allowance for credit losses: $0)	1,884,153	1,602,404
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $690,561-2020; $746,202-2019)	660,048	738,099
Paycheck Protection Program (PPP) loans	939,783	—
Loans held for sale (LHFS)	355,089	226,347
Loans held for investment (LHFI) (1)	9,659,806	9,335,628
Less allowance for credit losses (ACL), LHFI (1)	119,188	84,277
Net LHFI	9,540,618	9,251,351
Acquired loans (1)	—	72,601
Less allowance for loan losses, acquired loans (1)	—	815
Net acquired loans	—	71,786
Net LHFI and acquired loans	9,540,618	9,323,137
Premises and equipment, net	190,567	189,791
Mortgage servicing rights	57,811	79,394
Goodwill	385,270	379,627
Identifiable intangible assets, net	8,895	7,343
Other real estate	18,276	29,248
Operating lease right-of-use assets	29,819	31,182
Other assets	595,110	532,389
Total Assets	$15,692,079	$13,497,877

Liabilities
Deposits:
Noninterest-bearing	$3,880,540	$2,891,215
Interest-bearing	9,624,933	8,354,342
Total deposits	13,505,473	11,245,557
Federal funds purchased and securities sold under repurchase agreements	70,255	256,020
Other borrowings	152,860	85,396
ACL on off-balance sheet credit exposures (1)	42,663	—
Junior subordinated debt securities	61,856	61,856
Operating lease liabilities	31,076	32,354
Other liabilities	153,952	155,992
Total Liabilities	14,018,135	11,837,175

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 63,422,439 shares - 2020; 64,200,111 shares - 2019	13,214	13,376
Capital surplus	230,613	256,400
Retained earnings	1,419,552	1,414,526
Accumulated other comprehensive income (loss), net of tax	10,565	(23,600)
Total Shareholders' Equity	1,673,944	1,660,702
Total Liabilities and Shareholders' Equity	$15,692,079	$13,497,877
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on LHFS & LHFI	$96,359	$111,740	$202,704	$218,535
Interest and fees on PPP loans	5,044	—	5,044	—
Interest and fees on acquired loans (1)	—	2,010	—	3,926
Interest on securities:
Taxable	12,762	13,916	25,710	28,581
Tax exempt	249	436	610	946
Interest on federal funds sold and securities purchased under reverse repurchase agreements	—	214	—	216
Other interest income	239	1,820	979	3,423
Total Interest Income	114,653	130,136	235,047	255,627
Interest Expense
Interest on deposits	8,730	21,500	23,687	41,070
Interest on federal funds purchased and securities sold under repurchase agreements	42	81	667	369
Other interest expense	881	831	1,741	1,656
Total Interest Expense	9,653	22,412	26,095	43,095
Net Interest Income	105,000	107,724	208,952	212,532
Provision for credit losses (PCL) (1)	18,185	2,486	38,766	4,097
Provision for loan losses, acquired loans (1)	—	106	—	184
Net Interest Income After PCL	86,815	105,132	170,186	208,251
Noninterest Income
Service charges on deposit accounts	6,397	10,379	16,429	20,644
Bank card and other fees	7,717	8,004	13,072	15,195
Mortgage banking, net	33,745	10,295	61,228	13,737
Insurance commissions	11,868	11,089	23,418	21,960
Wealth management	7,571	7,742	16,108	15,225
Other, net	2,213	2,130	4,520	4,369
Total Noninterest Income	69,511	49,639	134,775	91,130
Noninterest Expense
Salaries and employee benefits	66,107	61,949	135,255	122,903
Services and fees	20,567	18,009	40,497	34,977
Net occupancy - premises	6,587	6,403	12,873	12,857
Equipment expense	5,620	5,958	11,236	11,882
Other real estate expense, net	271	132	1,565	1,884
Credit loss expense related to off-balance sheet credit exposures (1)	6,242	—	13,025	—
Other expense	13,265	13,650	28,018	27,619
Total Noninterest Expense	118,659	106,101	242,469	212,122
Income Before Income Taxes	37,667	48,670	62,492	87,259
Income taxes	5,517	6,530	8,124	11,780
Net Income	$32,150	$42,140	$54,368	$75,479

Earnings Per Share
Basic	$0.51	$0.65	$0.86	$1.16
Diluted	$0.51	$0.65	$0.85	$1.16

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income per consolidated statements of income	$32,150	$42,140	$54,368	$75,479
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	1,986	15,059	32,366	29,177
Change in net unrealized holding loss on securities transferred to held to maturity	583	942	1,229	1,502
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	47	56	94
Recognized net loss due to lump sum settlement	30	47	30	71
Change in net actuarial loss	240	186	484	376
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	—	(76)	—	(123)
Reclassification adjustment for (gain) loss realized in net income	—	(106)	—	(234)
Other comprehensive income (loss), net of tax	2,867	16,099	34,165	30,863
Comprehensive income	$35,017	$58,239	$88,533	$106,342

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2020	64,200,111	$13,376	$256,400	$1,414,526	$(23,600)	$1,660,702
FASB ASU 2016-13 adoption adjustment	—	—	—	(19,949)	—	(19,949)
Net income per consolidated statements of income	—	—	—	22,218	—	22,218
Other comprehensive income (loss), net of tax	—	—	—	—	31,298	31,298
Common stock dividends paid ($0.23 per share)	—	—	—	(14,706)	—	(14,706)
Shares withheld to pay taxes, long-term incentive plan	83,759	17	(1,037)	—	—	(1,020)
Repurchase and retirement of common stock	(886,958)	(184)	(27,354)	—	—	(27,538)
Compensation expense, long-term incentive plan	—	—	1,394	—	—	1,394
Balance, March 31, 2020	63,396,912	13,209	229,403	1,402,089	7,698	1,652,399
Net income per consolidated statements of income	—	—	—	32,150	—	32,150
Other comprehensive income (loss), net of tax	—	—	—	—	2,867	2,867
Common stock dividends paid ($0.23 per share)	—	—	—	(14,687)	—	(14,687)
Shares withheld to pay taxes, long-term incentive plan	25,527	5	(64)	—	—	(59)
Compensation expense, long-term incentive plan	—	—	1,274	—	—	1,274
Balance, June 30, 2020	63,422,439	$13,214	$230,613	$1,419,552	$10,565	$1,673,944

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income per consolidated statements of income	$54,368	$75,479
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net (1)	51,791	4,281
Depreciation and amortization	19,656	19,123
Net amortization of securities	4,666	3,918
Gains on sales of loans, net	(30,361)	(9,098)
Compensation expense, long-term incentive plan	2,668	2,281
Deferred income tax provision	(19,500)	(4,400)
Proceeds from sales of loans held for sale	1,133,259	497,187
Purchases and originations of loans held for sale	(1,167,299)	(586,444)
Originations of mortgage servicing rights	(12,396)	(6,075)
Earnings on bank-owned life insurance	(2,544)	(2,715)
Net change in other assets	(45,712)	(14,988)
Net change in other liabilities	(1,491)	(417)
Other operating activities, net	28,447	18,498
Net cash from operating activities	15,552	(3,370)

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	79,114	85,007
Proceeds from maturities, prepayments and calls of securities available for sale	249,383	213,479
Purchases of securities available for sale	(492,067)	(9,303)
Net proceeds from bank-owned life insurance	592	2,013
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	(74,669)
Net change in member bank stock	361	(173)
Net change in LHFI and PPP loans	(1,193,397)	(266,949)
Purchases of premises and equipment	(8,638)	(8,372)
Proceeds from sales of premises and equipment	3	2,373
Proceeds from sales of other real estate	10,279	4,105
Purchases of software	(3,179)	(6,861)
Investments in tax credit and other partnerships	(1,612)	(3,426)
Purchase of insurance book of business	(3,097)	(81)
Net cash used in business acquisition	(4,834)	—
Net cash from investing activities	(1,367,092)	(62,857)

Financing Activities
Net change in deposits	2,259,916	202,218
Net change in federal funds purchased and securities sold under repurchase agreements	(185,765)	1,329
Net change in short-term borrowings	4,062	127
Payments on long-term FHLB advances	(34)	(34)
Payments under finance lease obligations	(905)	(1,035)
Common stock dividends	(29,393)	(30,020)
Repurchase and retirement of common stock	(27,538)	(49,901)
Shares withheld to pay taxes, long-term incentive plan	(1,079)	(1,605)
Net cash from financing activities	2,019,264	121,079

Net change in cash and cash equivalents	667,724	54,852
Cash and cash equivalents at beginning of period	358,916	349,561
Cash and cash equivalents at end of period	$1,026,640	$404,413

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

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 187 offices at June 30, 2020 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Coronavirus 2019 (COVID-19) Pandemic

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

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect Trustmark’s loan portfolio.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to Trustmark.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.  See Note 3 – LHFI and Allowance for Credit Losses, LHFI for information regarding the impact of COVID-19 on Trustmark’s loan portfolio.

Paycheck Protection Program (PPP) Loans

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. A provision in the CARES Act included a $349 billion fund for the creation of the Paycheck Protection Program (PPP) through the Small Business Administration (SBA) and Treasury Department.  The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part, these loans carry a fixed rate of 1.00% per annum with payments deferred for the first six months of the loan.  Originally, the loans carried a term of two years under SBA rules implemented by the CARES Act, but a June 5, 2020 amendment to the CARES Act provided for a five-year minimum loan term for loans made beginning as of such date, and permitted lenders and borrowers to mutually agree to amend existing two-year loans to have terms of five to ten years.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1.0% to 5.0%, based on the size of the loan.

At June 30, 2020, Trustmark had outstanding 9,693 PPP loans totaling $939.8 million (net of $29.9 million of deferred fees and costs).

Due to amount and nature of the PPP loans, these loans were not included in the LHFI portfolio and are presented separately in the accompanying consolidated balance sheet. The PPP loans are fully guaranteed by the SBA; therefore, no ACL was estimated for these loans.

Goodwill Impairment Evaluation

Trustmark tests goodwill for impairment at least annually and, more frequently, if events or changes in circumstances indicate that it is more likely than not that there is possible impairment.  Considering the significant negative impact that the ongoing COVID-19 pandemic is having on the United States economy, Trustmark has determined that the COVID-19 pandemic represented a triggering event prompting an evaluation of goodwill impairment.  Based on the qualitative evaluation performed, Trustmark concluded that goodwill was not more than likely impaired at June 30, 2020.  However, in light of the on-going impact of the COVID-19 pandemic, Trustmark will continue to monitor its goodwill for possible impairment.

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

In order to comply with ASU 2016-13, Trustmark conducted a review of its investment portfolio and determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero.  This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government.  The reasons behind the adoption of the zero-credit loss assumption were as follows:

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

The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s Investor Service (Moody’s).

At June 30, 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale.  At June 30, 2020, accrued interest receivable totaled $4.2 million for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

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

At June 30, 2020, Trustmark’s securities held to maturity totaled $660.0 million.  The potential credit loss exposure was $31.5 million and consisted of municipal securities.  After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at June 30, 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity.  At June 30, 2020, accrued interest receivable totaled $1.4 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At June 30, 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments.  Trustmark had no securities held to maturity classified as nonaccrual at June 30, 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings.  The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at June 30, 2020 ($ in thousands):

Securities Held to Maturity
June 30, 2020	Amortized Cost
Aaa	$628,419
Aa1 to Aa3	26,179
Not Rated (1)	5,450
Total	$660,048

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2020 and December 31, 2019 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$20,254	$160	$(516)	$19,898	$—	$—	$—	$—
Obligations of states and political subdivisions	10,565	611	—	11,176	31,629	461	(25)	32,065
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	67,439	2,199	(1)	69,637	10,306	548	—	10,854
Issued by FNMA and FHLMC	1,096,861	24,762	(19)	1,121,604	86,346	3,204	—	89,550
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	560,109	14,846	(15)	574,940	435,333	23,148	—	458,481
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	84,350	2,558	(10)	86,898	96,434	3,177	—	99,611
Total	$1,839,578	$45,136	$(561)	$1,884,153	$660,048	$30,538	$(25)	$690,561

December 31, 2019
U.S. Government agency obligations	$22,965	$69	$(707)	$22,327	$3,781	$220	$—	$4,001
Obligations of states and political subdivisions	24,952	513	—	25,465	31,781	434	(53)	32,162
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,196	425	(369)	69,252	10,820	266	(10)	11,076
Issued by FNMA and FHLMC	714,350	2,171	(3,165)	713,356	96,631	286	(370)	96,547
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	656,162	3,777	(1,713)	658,226	485,324	7,026	(656)	491,694
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	113,359	625	(206)	113,778	109,762	1,042	(82)	110,722
Total	$1,600,984	$7,580	$(6,160)	$1,602,404	$738,099	$9,274	$(1,171)	$746,202

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $10.5 million ($7.9 million, net of tax) compared to approximately $12.1 million ($9.1 million, net of tax) at December 31, 2019.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at June 30, 2020 and December 31, 2019 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$—	$—	$11,624	$(516)	$11,624	$(516)
Obligations of states and political subdivisions	—	—	6,221	(25)	6,221	(25)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	325	(1)	—	—	325	(1)
Issued by FNMA and FHLMC	20,644	(7)	8,954	(12)	29,598	(19)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	2,436	(15)	—	—	2,436	(15)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	668	(10)	668	(10)
Total	$23,405	$(23)	$27,467	$(563)	$50,872	$(586)

December 31, 2019
U.S. Government agency obligations	$6,585	$(105)	$12,886	$(602)	$19,471	$(707)
Obligations of states and political subdivisions	—	—	6,216	(53)	6,216	(53)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	23,544	(107)	18,529	(272)	42,073	(379)
Issued by FNMA and FHLMC	112,879	(230)	278,120	(3,305)	390,999	(3,535)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	158,341	(738)	151,271	(1,631)	309,612	(2,369)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,312	(167)	14,155	(121)	65,467	(288)
Total	$352,661	$(1,347)	$481,177	$(5,984)	$833,838	$(7,331)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Prior to the adoption of FASB ASU 2016-13, Trustmark did not consider these investments to be other-than-temporarily impaired at June 30, 2019.  There were no other-than-temporary impairments for the six months ended June 30, 2019.

Security Gains and Losses

During the three and six months ended June 30, 2020 and 2019, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $1.974 billion and $1.770 billion at June 30, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both June 30, 2020 and December 31, 2019, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2020, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,867	$7,945	$18,599	$18,715
Due after one year through five years	1,559	1,601	13,030	13,350
Due after five years through ten years	2,161	2,112	—	—
Due after ten years	19,232	19,416	—	—
	30,819	31,074	31,629	32,065
Mortgage-backed securities	1,808,759	1,853,079	628,419	658,496
Total	$1,839,578	$1,884,153	$660,048	$690,561

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

At June 30, 2020 and December 31, 2019, LHFI consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$482,309	$1,162,791
Other secured by 1-4 family residential properties	562,828	1,855,913
Secured by nonfarm, nonresidential properties	2,610,392	2,475,245
Other real estate secured	884,815	724,480
Other loans secured by real estate: (1)
Other construction	794,968	—
Secured by 1-4 family residential properties	1,250,697	—
Commercial and industrial loans	1,413,255	1,477,896
Consumer loans	164,560	175,738
State and other political subdivision loans	931,536	967,944
Other commercial loans (1)	564,446	495,621
LHFI	9,659,806	9,335,628
Less ACL	119,188	84,277
Net LHFI	$9,540,618	$9,251,351
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

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI.  At June 30, 2020, accrued interest receivable for LHFI totaled $35.6 million with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2020, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

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

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2020 and 2019.

The following table provides the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest as of June 30, 2020 ($ in thousands):

	June 30, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$575	$932	$—
Other secured by 1-4 family residential properties	496	4,441	51
Secured by nonfarm, nonresidential properties	5,389	7,883	—
Other real estate secured	63	881	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	1,480	12,523	528
Commercial and industrial loans	16,436	18,181	—
Consumer loans	—	120	217
State and other political subdivision loans	—	4,049	—
Other commercial loans	12	984	11
Total	$24,451	$49,994	$807

The following table provides an aging analysis of the amortized cost basis of past due LHFI at June 30, 2020 ($ in thousands):

	June 30, 2020
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$699	$323	$191	$1,213	$481,096	$482,309
Other secured by 1-4 family residential properties	1,481	1,017	632	3,130	559,698	562,828
Secured by nonfarm, nonresidential properties	187	391	682	1,260	2,609,132	2,610,392
Other real estate secured	165	—	288	453	884,362	884,815
Other loans secured by real estate:
Other construction	—	—	—	—	794,968	794,968
Secured by 1-4 family residential properties	1,880	1,500	5,501	8,881	1,241,816	1,250,697
Commercial and industrial loans	594	99	2,001	2,694	1,410,561	1,413,255
Consumer loans	879	152	217	1,248	163,312	164,560
State and other political subdivision loans	—	—	177	177	931,359	931,536
Other commercial loans	351	16	446	813	563,633	564,446
Total	$6,236	$3,498	$10,135	$19,869	$9,639,937	$9,659,806

The following table provides an aging analysis of past due and nonaccrual LHFI by loan class at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$380	$256	$—	$636	$897	$1,161,258	$1,162,791
Secured by 1-4 family residential properties	5,254	940	211	6,405	16,810	1,832,698	1,855,913
Secured by nonfarm, nonresidential properties	1,698	—	—	1,698	7,700	2,465,847	2,475,245
Other real estate secured	8	—	—	8	1,032	723,440	724,480
Commercial and industrial loans	617	12	39	668	21,775	1,455,453	1,477,896
Consumer loans	2,208	380	392	2,980	108	172,650	175,738
State and other political subdivision loans	76	—	—	76	4,079	963,789	967,944
Other loans	152	4	—	156	825	494,640	495,621
Total	$10,393	$1,592	$642	$12,627	$53,226	$9,269,775	$9,335,628
(1)	Past due 90 days or more but still accruing interest.

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

No material interest income was recognized in the income statement on impaired LHFI for the periods ended June 30, 2019.

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

At June 30, 2020 and 2019, LHFI classified as TDRs totaled $26.9 million and $36.3 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $14.6 million and $25.7 million at June 30, 2020 and 2019, respectively.  The remaining TDRs at June 30, 2020 and 2019 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $5.6 million of unused commitments on TDRs at June 30, 2020 compared to $2.3 million of unused commitments on TDRs at June 30, 2019.

At June 30, 2020, TDRs had a related ACL of $2.0 million, compared to a related allowance for loan loss of $2.9 million at June 30, 2019, and resulted in charge-offs of $2.2 million and $117 thousand for the six months ended June 30, 2020 and 2019, respectively.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	3	$206	$210	5	$793	$792
Secured by nonfarm, nonresidential properties	1	139	139	1	5,055	5,055
Commercial and industrial loans	—	—	—	2	113	—
Consumer loans	2	6	6	—	—	—
State and other political subdivision loans	2	3,902	3,872	—	—	—
Total	8	$4,253	$4,227	8	$5,961	$5,847

	Six Months Ended June 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	8	$707	$711	7	$879	$878
Secured by nonfarm, nonresidential properties	1	139	139	1	5,055	5,055
Commercial and industrial loans	2	1,582	1,582	8	9,167	9,054
Consumer loans	6	26	26	2	30	30
State and other political subdivision loans	2	3,902	3,872	—	—	—
Total	19	$6,356	$6,330	18	$15,131	$15,017

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	3	$420	1	$46
Secured by nonfarm, nonresidential properties	1	139	—	—
Commercial and industrial loans	1	82	10	7,957
Consumer loans	—	—	1	27
Total	5	$641	12	$8,030

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

The following tables detail LHFI classified as TDRs by loan class at June 30, 2020 and 2019 ($ in thousands):

	June 30, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$14	$14
Other secured by 1-4 family residential properties	71	3,761	3,832
Secured by nonfarm, nonresidential properties	—	3,010	3,010
Commercial and industrial loans	1,500	14,487	15,987
Consumer loans	18	21	39
State and other political subdivision loans	—	3,872	3,872
Other commercial loans	—	125	125
Total TDRs	$1,589	$25,290	$26,879

	June 30, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$20	$20
Secured by 1-4 family residential properties	50	3,563	3,613
Secured by nonfarm, nonresidential properties	—	5,311	5,311
Commercial and industrial loans	14,897	11,965	26,862
Consumer loans	—	30	30
Other loans	—	510	510
Total TDRs	$14,947	$21,399	$36,346

On March 27, 2020, the CARES Act, a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19- related modifications and specified that COVID-19 related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  Trustmark modified 2,692 individual loans with aggregate principal balances totaling $1.422 billion through June 30, 2020 without treating such modifications as TDRs.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2020 ($ in thousands):

	June 30, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,948	$—	$—	$—	$—	$1,948
Other secured by 1-4 family residential properties	496	—	—	—	—	496
Secured by nonfarm, nonresidential properties	11,966	—	—	—	—	11,966
Other real estate secured	63	—	—	—	—	63
Other loans secured by real estate:
Other construction	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,480	—	—	—	—	1,480
Commercial and industrial loans	105	840	6,439	186	8,794	16,364
Consumer loans	—	—	—	—	—	—
State and other political subdivision loans	4,049	—	—	—	—	4,049
Other commercial loans	623	—	2,021	—	3,120	5,764
Total	$20,730	$840	$8,460	$186	$11,914	$42,130

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

In addition, periodic reviews of significant development, commercial construction, multi-family and nonowner-occupied projects are performed.  These reviews assess each particular project with respect to location, project valuations, progress of completion, leasing status, current financial information, rents, operating expenses, cash flow, adherence to budget and projections and other information as applicable.  Summary results are reviewed by Senior and Regional Credit Officers in addition to the Chief Credit Officer with a determination made as to the appropriateness of existing risk ratings and accrual status.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed ($ in thousands):

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of June 30, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$170,118	$146,424	$36,674	$5,413	$3,571	$5,192	$37,106	$404,498
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	2,417	74	495	47	680	26	—	3,739
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	172,535	146,498	37,169	5,460	4,251	5,260	37,106	408,279

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$21,491	$28,901	$22,057	$11,956	$14,141	$8,565	$7,010	$114,121
Special Mention - RR 7	—	90	—	—	—	—	—	90
Substandard - RR 8	4,694	299	1,032	240	71	790	—	7,126
Doubtful - RR 9	33	1	—	—	—	—	—	34
Total	26,218	29,291	23,089	12,196	14,212	9,355	7,010	121,371

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$315,293	$519,415	$466,036	$384,595	$332,457	$424,260	$108,032	$2,550,088
Special Mention - RR 7	—	5,655	1,083	—	350	4,894	—	11,982
Substandard - RR 8	8,866	10,821	1,827	3,586	9,131	12,583	921	47,735
Doubtful - RR 9	57	180	—	—	—	331	—	568
Total	324,216	536,071	468,946	388,181	341,938	442,068	108,953	2,610,373

Other real estate secured:
Pass - RR 1 through RR 6	$67,416	$181,243	$295,676	$160,526	$130,810	$35,183	$10,314	$881,168
Special Mention - RR 7	—	—	—	—	—	874	—	874
Substandard - RR 8	1,201	187	18	—	63	715	—	2,184
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	68,617	181,430	295,694	160,526	130,873	36,772	10,314	884,226

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of June 30, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$63,346	$448,004	$235,925	$25,957	$1,481	$—	$6,858	$781,571
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	13,397	—	—	—	—	—	—	13,397
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	76,743	448,004	235,925	25,957	1,481	—	6,858	794,968

Commercial and industrial loans:
Pass - RR 1 through RR 6	$301,484	$281,419	$115,890	$95,696	$82,537	$56,802	$434,958	$1,368,786
Special Mention - RR 7	850	—	—	—	—	—	833	1,683
Substandard - RR 8	10,630	2,512	15,481	344	628	2,581	10,089	42,265
Doubtful - RR 9	48	402	—	—	43	4	24	521
Total	313,012	284,333	131,371	96,040	83,208	59,387	445,904	1,413,255

State and other political subdivision loans:
Pass - RR 1 through RR 6	$85,513	$109,844	$54,240	$119,532	$144,165	$408,276	$898	$922,468
Special Mention - RR 7	—	—	—	—	—	4,000	—	4,000
Substandard - RR 8	—	—	—	339	—	4,729	—	5,068
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	85,513	109,844	54,240	119,871	144,165	417,005	898	931,536

Other commercial loans:
Pass - RR 1 through RR 6	$66,388	$83,965	$28,885	$14,821	$57,952	$54,114	$224,792	$530,917
Special Mention - RR 7	7,917	—	—	—	—	—	11,833	19,750
Substandard - RR 8	98	2,190	686	45	1,063	1	9,670	13,753
Doubtful - RR 9	—	3	—	—	—	23	—	26
Total	74,403	86,158	29,571	14,866	59,015	54,138	246,295	564,446

Total commercial LHFI	$1,141,257	$1,821,629	$1,276,005	$823,097	$779,143	$1,023,985	$863,338	$7,728,454

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of June 30, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$15,175	$39,837	$10,387	$2,398	$1,784	$3,955	$—	$73,536
Past due 30-89 days	—	—	323	—	—	45	—	368
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	19	107	—	126
Total	15,175	39,837	10,710	2,398	1,803	4,107	—	74,030

Other secured by 1-4 family residential properties:
Current	$11,365	$19,349	$14,814	$4,464	$2,697	$16,646	$367,313	$436,648
Past due 30-89 days	—	210	162	—	58	155	914	1,499
Past due 90 days or more	—	—	—	—	—	13	38	51
Nonaccrual	—	35	144	470	—	564	2,046	3,259
Total	11,365	19,594	15,120	4,934	2,755	17,378	370,311	441,457

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$—	$5	$—	$14	$—	$19
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	5	—	14	—	19

Other real estate secured:
Current	$91	$—	$44	$46	$106	$302	$—	$589
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	91	—	44	46	106	302	—	589

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of June 30, 2020	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$137,146	$242,961	$218,993	$115,354	$130,831	$390,425	$—	$1,235,710
Past due 30-89 days	73	85	77	123	79	1,497	—	1,934
Past due 90 days or more	—	—	—	139	—	390	—	529
Nonaccrual	44	713	2,507	467	558	8,235	—	12,524
Total	137,263	243,759	221,577	116,083	131,468	400,547	—	1,250,697

Consumer loans:
Current	$38,008	$42,705	$21,144	$7,161	$2,069	$864	$51,259	$163,210
Past due 30-89 days	219	330	129	3	—	5	326	1,012
Past due 90 days or more	28	4	11	1	—	—	174	218
Nonaccrual	6	22	69	19	3	—	1	120
Total	38,261	43,061	21,353	7,184	2,072	869	51,760	164,560

Total consumer LHFI	$202,155	$346,251	$268,804	$130,650	$138,204	$423,217	$422,071	$1,931,352

Total LHFI	$1,343,412	$2,167,880	$1,544,809	$953,747	$917,347	$1,447,202	$1,285,409	$9,659,806

The table below presents LHFI by loan class and credit quality indicator at December 31, 2019 ($ in thousands):

	December 31, 2019
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,075,146	$—	$15,726	$42	$1,090,914
Secured by 1-4 family residential properties	116,592	45	6,355	41	123,033
Secured by nonfarm, nonresidential properties	2,430,761	—	44,001	328	2,475,090
Other real estate secured	721,238	—	2,547	—	723,785
Commercial and industrial loans	1,407,837	909	68,262	888	1,477,896
Consumer loans	—	—	—	—	—
State and other political subdivision loans	957,948	4,650	5,346	—	967,944
Other loans	469,095	3,445	16,926	30	489,496
Total	$7,178,617	$9,049	$159,163	$1,329	$7,348,158

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$71,413	$332	$—	$132	$71,877	$1,162,791
Secured by 1-4 family residential properties	1,710,930	5,922	211	15,817	1,732,880	1,855,913
Secured by nonfarm, nonresidential properties	155	—	—	—	155	2,475,245
Other real estate secured	695	—	—	—	695	724,480
Commercial and industrial loans	—	—	—	—	—	1,477,896
Consumer loans	172,649	2,588	393	108	175,738	175,738
State and other political subdivision loans	—	—	—	—	—	967,944
Other loans	6,125	—	—	—	6,125	495,621
Total	$1,961,967	$8,842	$604	$16,057	$1,987,470	$9,335,628

Past Due LHFS

LHFS past due 90 days or more totaled $56.3 million and $41.6 million at June 30, 2020 and December 31, 2019, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2020 or 2019.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	Prime Rate, National GDP
		Lots and development	DCF	Prime Rate, Southern Unemployment
		Unimproved land	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Prime Rate, Southern Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Prime Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - office	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied- Retail	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	WARM	Prime Rate, National Unemployment
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	Prime Rate, Southern Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans	Other commercial loans	Other loans	DCF	Prime Rate, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools.  To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.  The econometric models in production today reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD.  However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting have changed rapidly.  At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2017.  During this period, a traditional albeit severe economic recession occurred.  Thus, econometric models are sensitive to similar future levels of PD.

During the second quarter of 2020, Trustmark revised its ACL methodology in order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables. Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: South Census Unemployment, National Unemployment, National GDP, South Census Vacancy Rate and the Prime Rate.

The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were adversely affected due to the impact of COVID-19, causing an overall increase in reserve levels.

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

The following table disaggregates the ACL and the amortized cost basis of the loans by the measurement methodology used at June 30, 2020 ($ in thousands):

	June 30, 2020
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$11,940	$11,940	$1,948	480,361	$482,309
Other secured by 1-4 family residential properties	—	12,716	12,716	496	562,332	562,828
Secured by nonfarm, nonresidential properties	—	36,417	36,417	11,966	2,598,426	2,610,392
Other real estate secured	—	7,600	7,600	63	884,752	884,815
Other loans secured by real estate:
Other construction	—	10,803	10,803	—	794,968	794,968
Secured by 1-4 family residential properties	—	10,899	10,899	1,480	1,249,217	1,250,697
Commercial and industrial loans	21	12,529	12,550	16,363	1,396,892	1,413,255
Consumer loans	—	6,397	6,397	—	164,560	164,560
State and other political subdivision loans	1,779	1,635	3,414	4,049	927,487	931,536
Other commercial loans	518	5,934	6,452	5,764	558,682	564,446
Total	$2,318	$116,870	$119,188	$42,129	$9,617,677	$9,659,806

The following table disaggregates the allowance for loan losses and LHFI balances by the impairment evaluation methodology used at December 31, 2019 ($ in thousands):

	December 31, 2019
	Allowance for Loan Losses			LHFI
	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,260	$8,260	$626	$1,162,165	$1,162,791
Secured by 1-4 family residential properties	35	8,897	8,932	5,464	1,850,449	1,855,913
Secured by nonfarm, nonresidential properties	2,355	23,803	26,158	6,717	2,468,528	2,475,245
Other real estate secured	—	4,024	4,024	68	724,412	724,480
Commercial and industrial loans	707	25,285	25,992	23,458	1,454,438	1,477,896
Consumer loans	—	3,379	3,379	21	175,717	175,738
State and other political subdivision loans	1,809	420	2,229	4,079	963,865	967,944
Other loans	553	4,750	5,303	784	494,837	495,621
Total	$5,459	$78,818	$84,277	$41,217	$9,294,411	$9,335,628

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$100,564	$79,005	$84,277	$79,290
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	(3,039)	—
Allowance for loan losses, acquired loans transfer	—	—	815	—
Acquired loans ACL adjustment	—	—	1,007	—
Loans charged-off	(1,870)	(2,937)	(7,415)	(6,970)
Recoveries	2,309	1,845	4,777	3,982
Net (charge-offs) recoveries	439	(1,092)	(2,638)	(2,988)
PCL	18,185	2,486	38,766	4,097
Balance at end of period	$119,188	$80,399	$119,188	$80,399

The following table details changes in the ACL by loan class for the period presented ($ in thousands):

	Three Months Ended June 30, 2020
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$9,079	$(7)	$92	$2,776	$11,940
Other secured by 1-4 family residential properties	11,711	(36)	83	958	12,716
Secured by nonfarm, nonresidential properties	28,127	—	445	7,845	36,417
Other real estate secured	5,273	—	12	2,315	7,600
Other loans secured by real estate:
Other construction	7,711	—	21	3,071	10,803
Secured by 1-4 family residential properties	8,042	—	13	2,844	10,899
Commercial and industrial loans	14,564	(297)	191	(1,908)	12,550
Consumer loans	6,596	(671)	468	4	6,397
State and other political subdivision loans	3,441	—	—	(27)	3,414
Other commercial loans	6,020	(859)	984	307	6,452
Total	$100,564	$(1,870)	$2,309	$18,185	$119,188

The increases in the PCL for loans and other loans secured by real estate during the three months ended June 30, 2020 were primarily due to the negative impact of COVID-19 on the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate.

The PCL for the commercial and industrial loan portfolio decreased $1.9 million during the three months ended June 30, 2020 primarily due to upgrades on loans from substandard to pass, paydowns and a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.

The following table details changes in the ACL by loan class for the period presented ($ in thousands):

	Six Months Ended June 30, 2020
	Balance at Beginning of Period	FASB ASU 2016-13 Adoption Adjustment	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,371	$(188)	$(7)	$186	$5,578	$11,940
Other secured by 1-4 family residential properties	5,888	4,188	(100)	146	2,594	12,716
Secured by nonfarm, nonresidential properties	26,158	(8,179)	(2,448)	506	20,380	36,417
Other real estate secured	4,024	(765)	(8)	18	4,331	7,600
Other loans secured by real estate:
Other construction	1,889	3,202	—	40	5,672	10,803
Secured by 1-4 family residential properties	3,044	2,891	(19)	106	4,877	10,899
Commercial and industrial loans	25,992	(8,964)	(1,279)	733	(3,932)	12,550
Consumer loans	3,379	2,059	(1,361)	941	1,379	6,397
State and other political subdivision loans	2,229	2,455	—	—	(1,270)	3,414
Other commercial loans	5,303	2,084	(2,193)	2,101	(843)	6,452
Total	$84,277	$(1,217)	$(7,415)	$4,777	$38,766	$119,188

The increases in the PCL for loans and other loans secured by real estate and consumer loans during the six months ended June 30, 2020 were primarily due to the negative impact of COVID-19 on the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate.

The PCL for the commercial and industrial loan portfolio decreased $3.9 million during the six months ended June 30, 2020 primarily due to loans that had been specifically reserved for being charged down, upgrades on loans from substandard to pass, paydowns as well as a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.  The decrease in the PCL for state and other political subdivision loans of $1.3 million was primarily due to a decrease in reserves based on routine updates to the qualitative portion of the allowance calculation.  The PCL for other commercial loans decreased $843 thousand during this same period due to a pay-off which decreased needed reserves.

The following table details changes in the allowance for loan losses, LHFI by loan class for the period presented ($ in thousands):

	2019
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance June 30,
Loans secured by real estate:
Construction, land development and other land loans	$7,390	$(35)	$577	$(1,001)	$6,931
Secured by 1-4 family residential properties	8,641	(281)	336	(337)	8,359
Secured by nonfarm, nonresidential properties	22,376	(34)	30	1,876	24,248
Other real estate secured	3,450	—	16	255	3,721
Commercial and industrial loans	27,359	(2,831)	329	2,761	27,618
Consumer loans	2,890	(1,269)	954	673	3,248
State and other political subdivision loans	990	—	—	(552)	438
Other loans	6,194	(2,520)	1,740	422	5,836
Total	$79,290	$(6,970)	$3,982	$4,097	$80,399

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

At December 31, 2019, acquired loans consisted of the following ($ in thousands):

December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$4,771
Secured by 1-4 family residential properties	17,525
Secured by nonfarm, nonresidential properties	38,206
Other real estate secured	3,946
Commercial and industrial loans	5,035
Consumer loans	520
Other loans	2,598
Acquired loans	72,601
Less allowance for loan losses, acquired loans	815
Net acquired loans	$71,786

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2019	$102,890	$2,811
Transfers (2)	—	(2,926)
Accretion to interest income	5,532	115
Payments received, net	(37,230)	—
Other (3)	178	—
Change in allowance for loan losses, acquired loans	416	—
Carrying value, net at December 31, 2019	71,786	—
FASB ASU 2016-13 adoption adjustment	(71,786)	—
Accretion to interest income	—	—
Payments received, net	—	—
Other (3)	—	—
Change in allowance for loan losses, acquired loans	—	—
Carrying value, net at June 30, 2020	$—	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Subtopic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Six Months Ended June 30,
	2020	2019
Accretable yield at beginning of period	$(14,816)	$(17,722)
FASB ASU 2016-13 adoption adjustment	14,816	—
Accretion to interest income	—	2,983
Disposals, net	—	1,114
Reclassification from nonaccretable difference (1)	—	(2,280)
Accretable yield at end of period	$—	$(15,905)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following table presents the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$—	$1,297	$815	$1,231
FASB ASU 2016-13 adoption adjustment	—	—	(815)	—
Net (charge-offs) recoveries	—	(5)	—	(17)
Provision for loan losses, acquired loans	—	106	—	184
Balance at end of period	$—	$1,398	$—	$1,398

The table below presents the acquired loans by loan class and credit quality indicator at December 31, 2019 ($ in thousands):

	December 31, 2019
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,022	$—	$192	$—	$4,214
Secured by 1-4 family residential properties		3,164	42	580	—	3,786
Secured by nonfarm, nonresidential properties		27,848	—	9,972	386	38,206
Other real estate secured		3,878	—	68	0	3,946
Commercial and industrial loans		3,419	—	—	1,616	5,035
Consumer loans		—	—	—	—	—
Other loans		2,591	—	7	—	2,598
Total acquired loans		$44,922	$42	$10,819	$2,002	$57,785

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$463	$94	$—	$—	$557	$4,771
Secured by 1-4 family residential properties	12,843	615	281	—	13,739	17,525
Secured by nonfarm, nonresidential properties	—	—	—	—	—	38,206
Other real estate secured	—	—	—	—	—	3,946
Commercial and industrial loans	—	—	—	—	—	5,035
Consumer loans	489	31	—	—	520	520
Other loans	—	—	—	—	—	2,598
Total acquired loans	$13,795	$740	$281	$—	$14,816	$72,601

(1)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$94	$—	$38	$132	$—	$4,639	$4,771
Secured by 1-4 family residential properties	696	131	366	1,193	—	16,332	17,525
Secured by nonfarm, nonresidential properties	36	—	851	887	—	37,319	38,206
Other real estate secured	1	—	52	53	—	3,893	3,946
Commercial and industrial loans	—	—	—	—	—	5,035	5,035
Consumer loans	16	15	—	31	—	489	520
Other loans	—	—	—	—	—	2,598	2,598
Total acquired loans	$843	$146	$1,307	$2,296	$—	$70,305	$72,601

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

Note 5 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$79,394	$95,596
Origination of servicing assets	12,396	6,075
Change in fair value:
Due to market changes	(27,158)	(17,072)
Due to run-off	(6,821)	(5,316)
Balance at end of period	$57,811	$79,283

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At June 30, 2020, the fair value of the MSR included an assumed average prepayment speed of 17 CPR and an average discount rate of 9.58% compared to an assumed average prepayment speed of 12 CPR and an average discount rate of 10.04% at June 30, 2019.

Mortgage Loans Serviced/Sold

During the first six months of 2020 and 2019, Trustmark sold $1.103 billion and $488.1 million, respectively, of residential mortgage loans.  Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $48.4 million for the first six months of 2020 compared to $12.5 million for the first six months of 2019.

The table below details the mortgage loans sold and serviced for others at June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Federal National Mortgage Association	$4,535,557	$4,411,914
Government National Mortgage Association	2,774,839	2,652,782
Federal Home Loan Mortgage Corporation	64,232	73,134
Other	18,012	19,404
Total mortgage loans sold and serviced for others	$7,392,640	$7,157,234

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  The total mortgage loan servicing putback expenses are included in other expense.  At June 30, 2020 and 2019, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand and $702 thousand, respectively.

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

Note 6 – Other Real Estate

At June 30, 2020, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$29,248	$34,668
Additions	406	2,101
Disposals	(10,534)	(3,859)
Write-downs	(844)	(1,667)
Balance at end of period	$18,276	$31,243

Gains (losses), net on the sale of other real estate included in other real estate expense	$(255)	$246

At June 30, 2020 and December 31, 2019, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Construction, land development and other land properties	$8,341	$11,482
1-4 family residential properties	1,992	3,453
Nonfarm, nonresidential properties	7,943	14,313
Total other real estate	$18,276	$29,248

At June 30, 2020 and December 31, 2019, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Alabama	$4,766	$8,133
Florida	3,665	5,877
Mississippi (1)	9,408	14,919
Tennessee (2)	437	319
Texas	—	—
Total other real estate	$18,276	$29,248

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At June 30, 2020 and December 31, 2019, the balance of other real estate included $2.0 million and $3.5 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At June 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $333 thousand and $953 thousand, respectively.

Note 7 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance leases
Amortization of right-of-use assets	$481	$642	$978	$1,145
Interest on lease liabilities	65	80	132	161
Operating lease cost	1,289	1,289	2,579	2,589
Short-term lease cost	111	123	220	203
Variable lease cost	332	346	679	690
Sublease income	(63)	(82)	(162)	(169)
Net lease cost	$2,215	$2,398	$4,426	$4,619

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Finance leases
Operating cash flows included in operating activities	$132	$526
Financing cash flows included in payments under finance lease obligations	905	1,035
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	2,493	2,481
Operating cash flows (liability reduction) included in other operating activities, net	1,949	1,875

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Finance lease right-of-use assets, net of accumulated depreciation	$8,348	$9,326
Finance lease liabilities	8,616	9,520
Operating lease right-of-use assets	29,819	31,182
Operating lease liabilities	31,076	32,354

Weighted-average lease term
Finance leases	8.58 years	8.62 years
Operating leases	8.72 years	9.05 years

Weighted-average discount rate
Finance leases	3.05%	3.01%
Operating leases	3.49%	3.51%

At June 30, 2020, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2020 (excluding the six months ended June 30, 2020)	$1,740	$4,890
2021	1,617	4,355
2022	1,350	4,139
2023	549	4,102
2024	582	3,994
Thereafter	4,161	14,738
Total minimum lease payments	9,999	36,218
Less imputed interest	(1,383)	(5,142)
Lease liabilities	$8,616	$31,076

Note 8 – Deposits

At June 30, 2020 and December 31, 2019, deposits consisted of the following ($ in thousands):

	June 30, 2020	December 31, 2019
Noninterest-bearing demand	$3,880,540	$2,891,215
Interest-bearing demand	4,037,460	3,125,914
Savings	4,075,127	3,590,509
Time	1,512,346	1,637,919
Total	$13,505,473	$11,245,557

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $93.7 million and $105.6 million at June 30, 2020 and December 31, 2019, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of June 30, 2020, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Mortgage-backed securities
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	$23,780	$24,282
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,742	29,290
Total securities sold under repurchase agreements	$53,522	$53,572

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net.  Other real estate sales for the three and six months ended June 30, 2020 resulted in net losses of $185 thousand and $255 thousand, respectively, compared to net gains of $124 thousand and $246 thousand for the three and six months ended June 30, 2019, respectively.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$6,380	$—	$6,380	$10,357	$—	$10,357
Bank card and other fees	6,549	1,160	7,709	7,162	823	7,985
Mortgage banking, net	—	33,745	33,745	—	10,295	10,295
Wealth management	79	—	79	97	—	97
Other, net	1,354	784	2,138	2,333	(259)	2,074
Total noninterest income	$14,362	$35,689	$50,051	$19,949	$10,859	$30,808

Wealth Management Segment
Service charges on deposit accounts	$17	$—	$17	$22	$—	$22
Bank card and other fees	8	—	8	19	—	19
Wealth management	7,492	—	7,492	7,645	—	7,645
Other, net	24	9	33	25	29	54
Total noninterest income	$7,541	$9	$7,550	$7,711	$29	$7,740

Insurance Segment
Insurance commissions	$11,868	$—	$11,868	$11,089	$—	$11,089
Other, net	42	—	42	2	—	2
Total noninterest income	$11,910	$—	$11,910	$11,091	$—	$11,091

Consolidated
Service charges on deposit accounts	$6,397	$—	$6,397	$10,379	$—	$10,379
Bank card and other fees	6,557	1,160	7,717	7,181	823	8,004
Mortgage banking, net	—	33,745	33,745	—	10,295	10,295
Insurance commissions	11,868	—	11,868	11,089	—	11,089
Wealth management	7,571	—	7,571	7,742	—	7,742
Other, net	1,420	793	2,213	2,360	(230)	2,130
Total noninterest income	$33,813	$35,698	$69,511	$38,751	$10,888	$49,639
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

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$16,392	$—	$16,392	$20,597	$—	$20,597
Bank card and other fees	13,275	(217)	13,058	14,027	1,125	15,152
Mortgage banking, net	—	61,228	61,228	—	13,737	13,737
Wealth management	165	—	165	188	—	188
Other, net	3,118	1,266	4,384	4,577	(530)	4,047
Total noninterest income	$32,950	$62,277	$95,227	$39,389	$14,332	$53,721

Wealth Management Segment
Service charges on deposit accounts	$37	$—	$37	$47	$—	$47
Bank card and other fees	14	—	14	43	—	43
Wealth management	15,943	—	15,943	15,037	—	15,037
Other, net	50	22	72	261	55	316
Total noninterest income	$16,044	$22	$16,066	$15,388	$55	$15,443

Insurance Segment
Insurance commissions	$23,418	$—	$23,418	$21,960	$—	$21,960
Other, net	64	—	64	6	—	6
Total noninterest income	$23,482	$—	$23,482	$21,966	$—	$21,966

Consolidated
Service charges on deposit accounts	$16,429	$—	$16,429	$20,644	$—	$20,644
Bank card and other fees	13,289	(217)	13,072	14,070	1,125	15,195
Mortgage banking, net	—	61,228	61,228	—	13,737	13,737
Insurance commissions	23,418	—	23,418	21,960	—	21,960
Wealth management	16,108	—	16,108	15,225	—	15,225
Other, net	3,232	1,288	4,520	4,844	(475)	4,369
Total noninterest income	$72,476	$62,299	$134,775	$76,743	$14,387	$91,130
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$63	$53	$127	$106
Interest cost	61	90	121	180
Expected return on plan assets	(39)	(50)	(77)	(101)
Recognized net loss due to lump sum settlements	40	63	40	94
Recognized net actuarial loss	82	93	163	186
Net periodic benefit cost	$207	$249	$374	$465

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$20	$28	$39	$55
Interest cost	387	501	801	1,042
Amortization of prior service cost	38	62	75	125
Recognized net actuarial loss	236	154	482	316
Net periodic benefit cost	$681	$745	$1,397	$1,538

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2020
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	147,533	329,732
Granted	—	6,040
Released from restriction	—	(28,065)
Forfeited	(1,025)	(3,014)
Nonvested shares, end of period	146,508	304,693

	Six Months Ended June 30, 2020
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	149,914	300,006
Granted	53,450	121,560
Released from restriction	(36,357)	(107,506)
Forfeited	(20,499)	(9,367)
Nonvested shares, end of period	146,508	304,693

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Performance awards and units	$456	$481	$(57)	$562
Time-vested awards and units	818	798	2,725	1,719
Total compensation expense	$1,274	$1,279	$2,668	$2,281

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At June 30, 2020 and 2019, Trustmark had unused commitments to extend credit of $4.391 billion and $4.146 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At June 30, 2020 and 2019, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $105.7 million and $103.6 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2020 and 2019, the fair value of collateral held was $21.8 million and $30.3 million, respectively.

Trustmark adopted FASB ASC Topic 326, effective January 1, 2020, which requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2020.

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance at beginning of period	$36,421	$—
FASB ASU 2016-13 adoption adjustment	—	29,638
Credit loss expense related to off-balance sheet credit exposures	6,242	13,025
Balance at end of period	$42,663	$42,663

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense.  The increase in the ACL on off-balance sheet credit exposures for the second quarter of 2020 was primarily due to net changes in the economic forecast due to the negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic shares	63,416	64,678	63,586	64,957
Dilutive shares	139	137	136	132
Diluted shares	63,555	64,815	63,722	65,089

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average antidilutive stock awards	11	23	63	78

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Income taxes paid	$23,309	$5,336
Interest expense paid on deposits and borrowings	26,808	43,004
Noncash transfers from loans to other real estate	406	2,101
Finance right-of-use assets resulting from lease liabilities	—	10,698
Operating right-of-use assets resulting from lease liabilities	671	32,762

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2019 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at June 30, 2020 and December 31, 2019.  Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2020 and December 31, 2019 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,317,378	11.42%	7.00%	n/a
Trustmark National Bank	1,353,727	11.73%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,377,378	11.94%	8.50%	n/a
Trustmark National Bank	1,353,727	11.73%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,499,887	13.00%	10.50%	n/a
Trustmark National Bank	1,476,236	12.80%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,377,378	9.08%	4.00%	n/a
Trustmark National Bank	1,353,727	8.94%	4.00%	5.00%

At December 31, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,312,668	11.93%	7.00%	n/a
Trustmark National Bank	1,352,893	12.30%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,372,668	12.48%	8.50%	n/a
Trustmark National Bank	1,352,893	12.30%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,457,760	13.25%	10.50%	n/a
Trustmark National Bank	1,437,985	13.07%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,372,668	10.48%	4.00%	n/a
Trustmark National Bank	1,352,893	10.35%	4.00%	5.00%

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

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$2,648	$(662)	$1,986	$20,079	$(5,020)	$15,059
Change in net unrealized holding loss on securities transferred to held to maturity	778	(195)	583	1,256	(314)	942
Total securities available for sale and transferred securities	3,426	(857)	2,569	21,335	(5,334)	16,001
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	38	(10)	28	62	(15)	47
Recognized net loss due to lump sum settlements	40	(10)	30	63	(16)	47
Change in net actuarial loss	318	(78)	240	247	(61)	186
Total pension and other postretirement benefit plans	396	(98)	298	372	(92)	280
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	—	—	—	(101)	25	(76)
Reclassification adjustment for (gain) loss realized in net income	—	—	—	(141)	35	(106)
Total cash flow hedge derivatives	—	—	—	(242)	60	(182)
Total other comprehensive income (loss)	$3,822	$(955)	$2,867	$21,465	$(5,366)	$16,099

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$43,155	$(10,789)	$32,366	$38,903	$(9,726)	$29,177
Change in net unrealized holding loss on securities transferred to held to maturity	1,639	(410)	1,229	2,003	(501)	1,502
Total securities available for sale and transferred securities	44,794	(11,199)	33,595	40,906	(10,227)	30,679
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	75	(19)	56	125	(31)	94
Recognized net loss due to lump sum settlements	40	(10)	30	94	(23)	71
Change in net actuarial loss	645	(161)	484	502	(126)	376
Total pension and other postretirement benefit plans	760	(190)	570	721	(180)	541
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	—	—	—	(164)	41	(123)
Reclassification adjustment for (gain) loss realized in net income	—	—	—	(312)	78	(234)
Total cash flow hedge derivatives	—	—	—	(476)	119	(357)
Total other comprehensive income (loss)	$45,554	$(11,389)	$34,165	$41,151	$(10,288)	$30,863

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2020	$(8,017)	$(15,583)	$—	$(23,600)
Other comprehensive income (loss) before reclassification	33,595	—	—	33,595
Amounts reclassified from accumulated other comprehensive income (loss)	—	570	—	570
Net other comprehensive income (loss)	33,595	570	—	34,165
Balance at June 30, 2020	$25,578	$(15,013)	$—	$10,565

Balance at January 1, 2019	$(43,824)	$(12,324)	$469	$(55,679)
Other comprehensive income (loss) before reclassification	30,679	—	(123)	30,556
Amounts reclassified from accumulated other comprehensive income (loss)	—	541	(234)	307
Net other comprehensive income (loss)	30,679	541	(357)	30,863
Balance at June 30, 2019	$(13,145)	$(11,783)	$112	$(24,816)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2020 and the year ended December 31, 2019.

	June 30, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$19,898	$—	$19,898	$—
Obligations of states and political subdivisions	11,176	—	11,176	—
Mortgage-backed securities	1,853,079	—	1,853,079	—
Securities available for sale	1,884,153	—	1,884,153	—
Loans held for sale	355,089	—	355,089	—
Mortgage servicing rights	57,811	—	—	57,811
Other assets - derivatives	58,880	843	43,707	14,330
Other liabilities - derivatives	4,994	335	4,659	—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$22,327	$—	$22,327	$—
Obligations of states and political subdivisions	25,465	—	25,465	—
Mortgage-backed securities	1,554,612	—	1,554,612	—
Securities available for sale	1,602,404	—	1,602,404	—
Loans held for sale	226,347	—	226,347	—
Mortgage servicing rights	79,394	—	—	79,394
Other assets - derivatives	17,956	244	16,273	1,439
Other liabilities - derivatives	6,063	4,414	1,649	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2020 and 2019 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(33,979)	22,382
Additions	12,396	—
Sales	—	(9,491)
Balance, June 30, 2020	$57,811	$14,330

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2020	$(27,158)	$12,897

Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(22,388)	3,889
Additions	6,075	—
Sales	—	(2,531)
Balance, June 30, 2019	$79,283	$2,545

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2019	$(17,072)	$678

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2020, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell.  Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  At June 30, 2020, Trustmark had outstanding balances of $42.1 million with a related ACL of $2.3 million in collateral-dependent LHFI.  At December 31, 2019, Trustmark had outstanding balances of $41.2 million with a related allowance of $5.5 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared.  Both the collateral-dependent LHFI and the individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $3.2 million were remeasured during the first six months of 2020, requiring write-downs of $873 thousand to reach their current fair values compared to $8.8 million of foreclosed assets that were remeasured during the first six months of 2019, requiring write-downs of $1.1 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2020 and December 31, 2019, are as follows ($ in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$1,026,640	$1,026,640	$358,916	$358,916
Securities held to maturity	660,048	690,561	738,099	746,202
Level 3 Inputs:
Net LHFI and PPP loans	10,480,401	10,500,218	9,251,351	9,235,674
Net acquired loans (1)	—	—	71,786	71,786

Financial Liabilities:
Level 2 Inputs:
Deposits	13,505,473	13,512,248	11,245,557	11,250,071
Federal funds purchased and securities sold under repurchase agreements	70,255	70,255	256,020	256,020
Other borrowings	152,860	152,861	85,396	85,374
Junior subordinated debt securities	61,856	45,155	61,856	50,722

(1)

Upon adoption of FASB ASC Topic 326 at January 1, 2020, Trustmark elected to account for its existing acquired loans as purchased credit deteriorated loans included within the LHFI portfolio.  See Note 4 – Acquired Loans for additional details.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2020, a net loss of $445 thousand and a net gain of $7.3 million, respectively, was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net gains of $2.2 million and $2.9 million for the three and six months ended June 30, 2019, respectively.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2020 included $1.5 million and $2.8 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.3 million and $2.4 million for the three and six months ended June 30, 2019, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $121.4 million and $57.1 million at June 30, 2020 and December 31, 2019, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Fair value of LHFS	$233,687	$169,285
LHFS contractual principal outstanding	221,365	164,420
Fair value less unpaid principal	$12,322	$4,865

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

The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in accumulated other comprehensive income (loss) at December 31, 2019.  No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the six months ended June 30, 2019.  Amounts reported in accumulated other comprehensive income (loss) related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $385.0 million at June 30, 2020 compared to $564.0 million at December 31, 2019.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net negative ineffectiveness of $2.0 million and $53 thousand for the three months ended June 30, 2020 and 2019, respectively.  For the six months ended June 30, 2020 and 2019, the impact was a net positive ineffectiveness of $7.9 million and a net negative ineffectiveness of $4.8 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $359.5 million at June 30, 2020, with a negative valuation adjustment of $2.6 million, compared to $209.0 million, with a negative valuation adjustment of $486 thousand, at December 31, 2019.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $427.3 million at June 30, 2020, with a positive valuation adjustment of $14.3 million, compared to $92.1 million, with a positive valuation adjustment of $1.4 million, as of December 31, 2019.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of nonperformance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $978.1 million related to this program, compared to $893.1 million as of December 31, 2019.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of June 30, 2020 and December 31, 2019, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million and $1.0 million, respectively.  As of June 30, 2020, Trustmark had posted collateral of $2.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At both June 30, 2020 and December 31, 2019, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $41.7 million and $37.6 million, respectively.  At both June 30, 2020 and December 31, 2019, Trustmark had entered into ten risk participation agreements as a guarantor with an aggregate notional amount of $73.4 million and $79.3 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2020 and December 31, 2019.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$509	$—
Exchange traded purchased options included in other assets	334	244
OTC written options (rate locks) included in other assets	14,330	1,439
Interest rate swaps included in other assets	43,579	16,209
Credit risk participation agreements included in other assets	128	64
Futures contracts included in other liabilities	—	2,654
Forward contracts included in other liabilities	2,574	486
Exchange traded written options included in other liabilities	335	1,760
Interest rate swaps included in other liabilities	1,932	1,122
Credit risk participation agreements included in other liabilities	153	41

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in other interest expense	$—	$141	$—	$312

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$12,395	$7,944	$45,881	$12,797
Amount of gain (loss) recognized in bank card and other fees	(76)	(487)	(1,736)	(743)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$—	$(76)	$—	$(123)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$43,579	$—	$43,579	$(1)	$—	$43,578

Offsetting of Derivative Liabilities
As of June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,932	$—	$1,932	$(1)	$(1,931)	$—

Offsetting of Derivative Assets
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,209	$—	$16,209	$—	$—	$16,209

Offsetting of Derivative Liabilities
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,122	$—	$1,122	$—	$(1,390)	$(268)

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General Banking
Net interest income	$103,376	$105,897	$205,779	$208,902
Provision for credit losses	18,188	2,596	36,562	4,289
Noninterest income	50,051	30,808	95,227	53,721
Noninterest expense	103,355	90,093	209,805	180,108
Income before income taxes	31,884	44,016	54,639	78,226
Income taxes	4,093	5,362	6,184	9,517
General banking net income	$27,791	$38,654	$48,455	$68,709

Selected Financial Information
Total assets	$15,378,653	$13,161,680	$15,378,653	$13,161,680
Depreciation and amortization	$10,422	$9,592	$19,216	$18,731

Wealth Management
Net interest income	$1,576	$1,772	$3,080	$3,520
Provision for credit losses	(3)	(4)	2,204	(8)
Noninterest income	7,550	7,740	16,066	15,443
Noninterest expense	6,944	7,727	15,460	15,390
Income before income taxes	2,185	1,789	1,482	3,581
Income taxes	547	447	371	891
Wealth management net income	$1,638	$1,342	$1,111	$2,690

Selected Financial Information
Total assets	$232,467	$313,398	$232,467	$313,398
Depreciation and amortization	$67	$68	$134	$137

Insurance
Net interest income	$48	$55	$93	$110
Noninterest income	11,910	11,091	23,482	21,966
Noninterest expense	8,360	8,281	17,204	16,624
Income before income taxes	3,598	2,865	6,371	5,452
Income taxes	877	721	1,569	1,372
Insurance net income	$2,721	$2,144	$4,802	$4,080

Selected Financial Information
Total assets	$80,959	$73,880	$80,959	$73,880
Depreciation and amortization	$171	$126	$306	$255

Consolidated
Net interest income	$105,000	$107,724	$208,952	$212,532
Provision for credit losses	18,185	2,592	38,766	4,281
Noninterest income	69,511	49,639	134,775	91,130
Noninterest expense	118,659	106,101	242,469	212,122
Income before income taxes	37,667	48,670	62,492	87,259
Income taxes	5,517	6,530	8,124	11,780
Consolidated net income	$32,150	$42,140	$54,368	$75,479

Selected Financial Information
Total assets	$15,692,079	$13,548,958	$15,692,079	$13,548,958
Depreciation and amortization	$10,660	$9,786	$19,656	$19,123

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2020, TNB had total assets of $15.690 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 187 offices and 2,798 full-time equivalent associates (measured at June 30, 2020) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (2019 Annual Report).

COVID-19 Update

Trustmark has been proactive in responding to the novel coronavirus (COVID-19) pandemic, and taken comprehensive action to support customers, associates and the communities it serves. Trustmark activated its Pandemic Preparedness Plan in March 2020 to protect the health and safety of its employees and customers, and continues to take additional precautions as recommended by the Centers for Disease Control and Prevention and mandated by government ordinances.  Trustmark remains committed to serving its customers through its branches, actively promoting digital touchpoints including its automated teller machine (ATM) and interactive teller machine (ITM) network and robust digital and mobile banking options.  Trustmark has been proactive in reaching out to customers to discuss challenges and solutions, provided waivers of certain fees and charges, granted extensions, deferrals and forbearance as appropriate, paused all foreclosures and repossessions and refrained from negative credit bureau reporting for previously up-to-date customers. To date, Trustmark has not incurred any significant disruptions to its business activities.

Exposure to Stressed Industries

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and the United States economies, markets and employment. The outbreak has had and may continue to have a significant adverse impact on certain industries Trustmark serves.  The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the loans held for investment (LHFI) portfolio as of June 30, 2020:

•

Restaurants: Aggregate outstanding balance of $118.0 million, credit exposure of $132.0 million, 347 total loans, represents 1.2% of Trustmark’s outstanding LHFI portfolio, 82% of the loans are real estate secured, 41% are full-service restaurants, 56% are limited-service restaurants and 1% are other.

•

Hotels: Aggregate outstanding balance of $370.0 million, credit exposure of $449.0 million, 100 total loans, represents 3.8% of Trustmark’s outstanding LHFI portfolio, 99% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 90% operate under a major hotel chain.

•

Retail (Commercial Real Estate): Aggregate outstanding balance of $480.0 million, credit exposure of $601.0 million, 342 total loans, represents 5.0% of Trustmark’s outstanding LHFI portfolio, 22% are stand-alone buildings with strong essential services tenants, 5% are grocery store-anchored, 17% are investment grade anchored centers, mall exposure in only one borrower with $5 million outstanding.

•

Energy: Aggregate outstanding balance of $113.7 million, credit exposure of $355.4 million, 132 total loans, represents 1.2% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.

•	Higher Risk Commercial and Industrial: Aggregate outstanding balance of $3.0 million, credit exposure of $14.0 million, one borrower.

During the three and six months ended June 30, 2020, Trustmark incurred total credit loss expenses of $24.4 million and $51.8 million, respectively, primarily due to net changes in the economic forecast due to the negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors. Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect Trustmark’s loan portfolio.

Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (FASB) staff that the federal banking agencies conclude that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not troubled debt restructurings (TDRs).  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a $2 trillion stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  As of June 30, 2020, Trustmark had 2,646 individual loans with aggregate principal balances totaling $1.419 billion which were modified under this guidance.  In addition, Trustmark had 46 individual loans with aggregate principal balances totaling $2.6 million at June 30, 2020 which were not eligible under this guidance, but were not classified as a TDR because the concessions were temporary (not exceeding six months).  More of these types of modifications are likely to be executed in the third quarter of 2020.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Paycheck Protection Program

A provision in the CARES Act included a $349 billion fund for the creation of the Paycheck Protection Program (PPP) through the Small Business Administration (SBA) and Treasury Department. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part, these loans carry a fixed rate of 1.00% per annum with payments deferred for the first six months of the loan. Originally, the loans carried a term of two years under SBA rules implemented by the CARES Act, but a June 5, 2020 amendment to the CARES Act provided for a five-year minimum loan term for loans made beginning as of such date, and permitted lenders and borrowers to mutually agree to amend existing two-year loans to have terms of five to ten years.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1.0% to 5.0%, based on the size of the loan.  The SBA began accepting submissions for these PPP loans on April 3, 2020 and reached the limit of funds originally available to disburse under this program on April 16, 2020.  Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020.  The SBA began accepting applications for the new funding on April 27, 2020. Under the CARES Act and interim final rules released by the federal banking agencies, PPP loans receive a zero percent risk weight for regulatory capital purposes, and if pledged as part of the Paycheck Protection Program Liquidity Facility (PPPLF), are subtracted from the lender’s tier 1 leverage ratio.  The PPPLF was established by the Federal Reserve Board (FRB) to provide a liquidity source to PPP lenders, through non-recourse credit secured by PPP loans.

TNB began submitting applications to the SBA on behalf of its customers on Saturday, April 4, 2020 and began funding those loans on Monday, April 13, 2020.  Through the PPP, TNB had 9,693 loans totaling $969.7 million with an average loan size of $100 thousand outstanding as of June 30, 2020. Net of deferred fees and costs of $29.9 million, PPP loans totaled $939.8 million at June 30, 2020.  Due to the amount and nature of the PPP loans, these loans are not included in Trustmark’s LHFI portfolio and are presented separately in the accompanying consolidated balance sheet.  At June 30, 2020, TNB had $4.0 million of outstanding PPP loans pledged as collateral at the PPPLF.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2020 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years.  During the COVID-19 pandemic, Trustmark remains focused on providing support, advice and solutions to meet its customers’ unique needs.  During the first six months of 2020, Trustmark experienced strong growth in its fee businesses as noninterest income increased $43.6 million, or 47.9%, when compared to the same time period in 2019.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $324.2 million, or 3.5%, and growth in deposits of $2.260 billion, or 20.1%, during the first six months of 2020.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark continued to invest in its insurance business with the completion of the acquisition of another Mississippi-based agency during the second quarter of 2020.    Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2020, to shareholders of record on September 1, 2020.

Recent Economic and Industry Developments

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many regions, including the geographical area in which Trustmark operates.

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

In the July 2020 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from May 18, 2020 through July 6, 2020) increased in almost all Districts, but remains well below levels prior to the COVID-19 pandemic.  Reports by the twelve Federal Reserve Districts noted the following during the reporting period:

•

Consumer spending increased as many nonessential businesses were allowed to reopen. Retail sales rose in all Districts, led by a rebound in vehicles sales and sustained growth in the food and beverage and home improvement sectors.  Leisure and hospitality spending improved, but remained well below levels in the prior year.

•

Most Districts reported increased manufacturing activity, albeit from very low levels.  Demand for professional and business services increased, but remained weak.  Transportation activity rose overall on higher truck and air cargo volumes.

•	Construction remained subdued, but picked up in some Districts. Homes sales increased moderately, but commercial real estate activity stayed at a low level.
•	Financial conditions in the agriculture sector continued to be poor, while activity in the energy sector fell further because of limited demand and oversupply.
•

Loan demand remained flat outside of some PPP activity and increased residential mortgages.  PPP and loan deferrals by private lenders reportedly provided many firms with sufficient liquidity for the near term.

•	Outlook remained highly uncertain as it remained unclear how long the COVID-19 pandemic will continue and the magnitude of its economic implications.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above.

It is unknown what the complete financial effect of the COVID-19 pandemic will be on Trustmark.  It is reasonably possible that estimates made in the financial statements, including the expected credit losses on loans and off-balance sheet credit exposures, could be materially and adversely impacted in the near term as a result of the adverse conditions associated with the COVID-19 pandemic.

Financial Highlights

Trustmark reported net income of $32.2 million, or basic and diluted earnings per share (EPS) of $0.51, in the second quarter of 2020, compared to $42.1 million, or basic and diluted EPS of $0.65, in the second quarter of 2019.  Trustmark’s reported performance during the quarter ended June 30, 2020 produced a return on average tangible equity of 10.32%, a return on average assets of 0.83%, an average equity to average assets ratio of 10.73% and a dividend payout ratio of 45.10%, compared to a return on average tangible equity of 14.14%, a return on average assets of 1.24%, an average equity to average assets ratio of 11.78% and a dividend payout ratio of 35.38% during the quarter ended June 30, 2019.

Trustmark reported net income of $54.4 million, or basic and diluted EPS of $0.86 and $0.85, respectively, for the first six months of 2020, compared to $75.5 million, or basic and diluted EPS of $1.16, for the first six months of 2019.  Trustmark’s reported performance during the first six months of 2020 produced a return on average tangible equity of 8.84%, a return on average assets of 0.75%, an average equity to average assets ratio of 11.33% and a dividend payout ratio of 53.49%, compared to a return on average tangible equity of 12.86%, a return on average assets of 1.12%, an average equity to average assets ratio of 11.81% and a dividend payout ratio of 39.66% during the first six months of 2019.

Total revenue, which is defined as net interest income plus noninterest income, for the three and six months ended June 30, 2020 was $174.5 million and $343.7 million, an increase of $17.1 million, or 10.9%, and $40.1 million, or 13.2%, respectively, when compared to the same time periods in 2019.  The increase in total revenue for the three and six months ended June 30, 2020 when compared to the same time periods in 2019, was primarily due to the increase in mortgage banking, net.  These factors are discussed in further detail below.

Net interest income for the three and six months ended June 30, 2020 totaled $105.0 million and $209.0 million, respectively, a decrease of $2.7 million, or 2.5%, and $3.6 million, or 1.7%, respectively, when compared to the same time periods in 2019, as declines in interest income were largely offset by a decrease in interest on deposits resulting from lower interest rates.  Interest income totaled $114.7 million and $235.0 million for the three and six months ended June 30, 2020, respectively, a decline of $15.5 million, or 11.9%, and $20.6 million, or 8.1%, respectively, when compared to the same time periods in 2019, principally due to declines in interest and fees from LHFI and LHFS as a result of lower interest rates during the respective periods.  Interest expense totaled $9.7 million and $26.1 million for the three and six months ended June 30, 2020, respectively, a decrease of $12.8 million, or 56.9%, and $17.0 million, or 39.4%, respectively, when compared to the same time periods in 2019, principally due to the decline in interest on deposits as a result of lower interest rates.

Noninterest income for the three and six months ended June 30, 2020 totaled $69.5 million and $134.8 million, respectively, an increase of $19.9 million, or 40.0%, and $43.6 million, or 47.9%, respectively, when compared to the same time periods in 2019.  The increase in noninterest income for the three and six months ended June 30, 2020 when compared to the same time periods in 2019 was primarily due to an increase in mortgage banking, net.  Mortgage banking, net totaled $33.7 million for the three months ended June 30, 2020, an increase of $23.5 million when compared to the same time period in 2019, principally due to an increase in the gain on sales of loans, net.  Mortgage banking, net totaled $61.2 million for the six months ended June 30, 2020, an increase of $47.5 million when compared to the same time period in 2019, principally due to an increase in the gain on sales of loans, net and the positive net hedge ineffectiveness.

Noninterest expense for the three and six months ended June 30, 2020 totaled $118.7 million and $242.5 million, respectively, an increase of $12.6 million, or 11.8%, and $30.3 million, or 14.3%, respectively, when compared to the same time periods in 2019, principally due to increases in salaries and employee benefits and services and fees and the addition of the credit loss expense related to off-balance sheet credit exposures as a result of adopting FASB ASC Topic 326 “Financial Instruments – Credit Losses”.  Salaries and employee benefits totaled $66.1 million and $135.3 million for the three and six months ended June 30, 2020, respectively, an increase of $4.2 million, or 6.7%, and $12.4 million, or 10.1%, respectively, when compared to the same time periods in 2019.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $8.1 million, or 6.6%, when the first six months of 2020 is compared to the same time period in 2019.  The increase in salaries and employee benefits expense, excluding the non-routine expenses, for the three and six months ended June 30, 2020 was principally due to higher commissions expense resulting from improvements in mortgage production as well as an increase in salary expenses as a result of general merit increases and the COVID-19 pandemic, as a result of temporary compensation adjustments and one-time payments to front-line associates.  Services and fees totaled $20.6 million and $40.5 million for the three and six months ended June 30, 2020, respectively, an increase of $2.6 million, or 14.2%, and $5.5 million, or 15.8%, respectively, when compared to the same time periods in 2019, primarily due to increases in legal fees related to ongoing litigation matters and data processing charges related to software.

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

Trustmark’s provision for credit losses for the three and six months ended June 30, 2020 totaled $18.2 million and $38.8 million, respectively, compared to a provision for loan losses, LHFI of $2.5 million and $4.1 million for the three and six months ended June 30, 2019, respectively.  Credit loss expense related to off-balance sheet credit exposures for the three and six months ended June 30, 2020 totaled $6.2 million and $13.0 million, respectively. The increase in the provision for credit losses and the credit loss expense related to off-balance sheet credit exposures for the first six months of 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  Please see the section captioned “Provision for Credit Losses” for additional information regarding the provision for credit losses.

At June 30, 2020, nonperforming assets totaled $68.3 million, a decrease of $14.2 million, or 17.2%, compared to December 31, 2019, reflecting declines in both nonaccrual LHFI and other real estate.  Nonaccrual LHFI totaled $50.0 million at June 30, 2020, a decrease of $3.2 million, or 6.1%, relative to December 31, 2019, primarily due to reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions, which were partially offset by LHFI placed on nonaccrual status in the Mississippi and Alabama market regions during the first six months of 2020.  Other real estate totaled $18.3 million at June 30, 2020, a decline of $11.0 million, or 37.5%, compared to December 31, 2019, principally due to properties sold in Trustmark’s Mississippi, Alabama, Florida and Tennessee market regions.

LHFI totaled $9.660 billion at June 30, 2020, an increase of $324.2 million, or 3.5%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as purchased credit deteriorated (PCD) loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $251.6 million, or 2.7%, compared to December 31, 2019.  The increase in LHFI, excluding the transferred acquired loans, during the first six months of 2020 was primarily due to net growth in LHFI secured by real estate across all five market regions as well as increases in other commercial loans in the Mississippi and Tennessee market regions, partially offset by declines in commercial and industrial LHFI in the Mississippi, Alabama and Tennessee market regions and state and other political subdivision loans in Trustmark’s Alabama, Texas and Mississippi market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $13.505 billion at June 30, 2020, an increase of $2.260 billion, or 20.1%, compared to December 31, 2019, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During the first six months of 2020, noninterest-bearing deposits increased $989.3 million, or 34.2%, primarily due to growth in commercial and consumer noninterest-bearing deposit accounts.  Interest-bearing deposits increased $1.271 billion, or 15.2%, during the first six months of 2020, primarily due to growth in all categories of interest checking accounts, commercial money market deposit accounts, and consumer savings accounts, partially offset by declines in consumer time deposits.

Recent Legislative and Regulatory Developments

On March 27, 2020, President Trump signed the CARES Act, which established a $2 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and $349 billion to fund the PPP, a loan program administered by the SBA. Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. TNB is participating as a lender in the PPP.  Congress appropriated an additional $320 billion to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible.

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

On May 20, 2020, the Office of the Comptroller of the Currency (OCC) released a final rule revising its regulations implementing the Community Reinvestment Act (CRA).  Among other things, the final rule establishes a new evaluation framework to assess the distribution of an OCC-supervised institution’s retail loans in major retail lending business lines within each assessment area and the value of the institution’s qualifying CRA activities relative to its retail domestic deposits, and clarifies the types of loans, investments, and services that are qualifying CRA activities.  The final rule becomes effective on October 1, 2020, and requires institutions of TNB’s size to comply with its most significant changes beginning January 1, 2023.  Management is reviewing the potential impact of the final rule on TNB.

In October 2017, the CFPB issued a final rule generally requiring lenders that make certain covered short-term loans, longer-term balloon-payment loans, or longer-term loans with certain costs and features, to reasonably determine that a borrower of a covered loan has the ability to repay such a loan, make certain disclosures to the borrower before attempting to withdraw payment from the borrower’s account, forego from making three consecutive attempts to withdraw payments and report covered loans to registered information systems.  On July 7, 2020, the CFPB rescinded the rule’s requirements for a lender to determine a consumer’s ability to repay a covered loan and report covered loans to registered information systems, and retained the rule’s other requirements.  Based on TNB’s current credit portfolio, any covered loans made by TNB are considered exempt “accommodation loans” under the CFPB’s 2017 final rule, and accordingly, Trustmark does not expect that the 2017 final rule, or the July 7, 2020 rescission of the rule’s underwriting and reporting requirements, will have a material impact on its operations.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statements of Income
Total interest income	$114,653	$130,136	$235,047	$255,627
Total interest expense	9,653	22,412	26,095	43,095
Net interest income	105,000	107,724	208,952	212,532
Provision for credit losses (1)	18,185	2,486	38,766	4,097
Provision for loan losses, acquired loans (1)	—	106	—	184
Noninterest income	69,511	49,639	134,775	91,130
Noninterest expense	118,659	106,101	242,469	212,122
Income before income taxes	37,667	48,670	62,492	87,259
Income taxes	5,517	6,530	8,124	11,780
Net Income	$32,150	$42,140	$54,368	$75,479

Total Revenue (2)	$174,511	$157,363	$343,727	$303,662

Per Share Data
Basic earnings per share	$0.51	$0.65	$0.86	$1.16
Diluted earnings per share	0.51	0.65	0.85	1.16
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	7.76%	10.53%	6.61%	9.52%
Return on average tangible equity	10.32%	14.14%	8.84%	12.86%
Return on average assets	0.83%	1.24%	0.75%	1.12%
Average equity / average assets	10.73%	11.78%	11.33%	11.81%
Net interest margin (fully taxable equivalent)	3.12%	3.64%	3.31%	3.63%
Dividend payout ratio	45.10%	35.38%	53.49%	39.66%

Credit Quality Ratios (3)
Net charge-offs (recoveries) / average loans	-0.02%	0.05%	0.05%	0.07%
Provision for credit losses / average loans (1)	0.74%	0.11%	0.80%	0.09%
Nonaccrual LHFI / (LHFI + LHFS)	0.50%	0.57%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.68%	0.90%
ACL LHFI / LHFI (1)	1.23%	0.88%
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

(2)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(3)	Excludes PPP and acquired loans.

June 30,	2020	2019
Consolidated Balance Sheets
Total assets	$15,692,079	$13,548,958
Securities	2,544,201	2,469,261
Total loans (incl LHFS and acquired loans)	10,014,895	9,445,023
Deposits	13,505,473	11,566,629
Total shareholders' equity	1,673,944	1,618,550

Stock Performance
Market value - close	$24.52	$33.25
Book value	26.39	25.13
Tangible book value	20.18	19.10

Capital Ratios
Total equity / total assets	10.67%	11.95%
Tangible equity / tangible assets	8.37%	9.34%
Tangible equity / risk-weighted assets	11.09%	11.39%
Tier 1 leverage ratio (1)	9.08%	10.03%
Common equity tier 1 risk-based capital ratio (1)	11.42%	11.76%
Tier 1 risk-based capital ratio (1)	11.94%	12.31%
Total risk-based capital ratio (1)	13.00%	13.07%
(1)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,665,716	$1,605,745	$1,652,893	$1,598,009
Less: Goodwill		(383,081)	(379,627)	(381,876)	(379,627)
Identifiable intangible assets		(7,834)	(9,631)	(7,942)	(10,146)
Total average tangible equity		$1,274,801	$1,216,487	$1,263,075	$1,208,236

PERIOD END BALANCES
Total shareholders' equity		$1,673,944	$1,618,550
Less: Goodwill		(385,270)	(379,627)
Identifiable intangible assets		(8,895)	(9,101)
Total tangible equity	(a)	$1,279,779	$1,229,822

TANGIBLE ASSETS
Total assets		$15,692,079	$13,548,958
Less: Goodwill		(385,270)	(379,627)
Identifiable intangible assets		(8,895)	(9,101)
Total tangible assets	(b)	$15,297,914	$13,160,230
Risk-weighted assets	(c)	$11,539,157	$10,796,903

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$32,150	$42,140	$54,368	$75,479
Plus: Intangible amortization net of tax		552	744	1,161	1,570
Net income adjusted for intangible amortization		$32,702	$42,884	$55,529	$77,049
Period end shares outstanding	(d)	63,422,439	64,398,846

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		10.32%	14.14%	8.84%	12.86%
Tangible equity/tangible assets	(a)/(b)	8.37%	9.34%
Tangible equity/risk-weighted assets	(a)/(c)	11.09%	11.39%
Tangible book value	(a)/(d)*1,000	$20.18	$19.10

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,673,944	$1,618,550
CECL transitional adjustment (2)		32,693	—
AOCI-related adjustments		(10,565)	24,816
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(371,342)	(365,745)
Other adjustments and deductions for CET1 (3)		(7,352)	(8,268)
CET1 capital	(e)	1,317,378	1,269,353
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,377,378	$1,329,353

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.42%	11.76%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.
(3)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$32,150	$0.51	$42,140	$0.65	$54,368	$0.85	$75,479	$1.16

Significant non-routine transactions (net of taxes):
Voluntary early retirement program	—	—	—	—	3,281	0.05	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$32,150	$0.51	$42,140	$0.65	$57,649	$0.90	$75,479	$1.16

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	7.76%	n/a	10.53%	n/a	6.61%	7.00%	9.52%	n/a
Return on average tangible equity	10.32%	n/a	14.14%	n/a	8.84%	9.35%	12.86%	n/a
Return on average assets	0.83%	n/a	1.24%	n/a	0.75%	0.79%	1.12%	n/a

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

Net interest income-FTE for the three and six months ended June 30, 2020 decreased $3.0 million, or 2.7%, and $3.9 million, or 1.8%, respectively, when compared with the same time periods in 2019.  The net interest margin for the three months ended June 30, 2020 decreased 52 basis points to 3.12% when compared to the same time period in 2019.  The net interest margin for the six months ended June 30, 2020 decreased 32 basis points to 3.31% when compared to the same time period in 2019.  The net interest margin excluding PPP and acquired loans, which equals the reported net interest income-FTE excluding interest and fees on PPP and acquired loans, as a percentage of average earning assets excluding average PPP and acquired loans, was 3.14% and 3.32% for the three and six months ended June 30, 2020, respectively, a decrease of 46 basis points and 28 basis points, respectively, when compared to the same time periods in 2019.  The decreases in the net interest margin for the three and six months ended June 30, 2020 were principally due to declines in the yield on the LHFI and LHFS portfolios and the acquired loans that were transferred to LHFI as a result of the adoption of FASB ASC Topic 326, partially offset by lower costs of interest-bearing deposits and the addition of the PPP loans.

TNB actively participated in the PPP created by the CARES Act on behalf of its customers during the second quarter of 2020.  As of June 30, 2020, TNB had approximately 9,700 loans outstanding totaling $969.7 million.  Net of deferred fees and costs of $29.9 million, PPP loans totaled $939.8 million at June 30, 2020.  Processing fees earned by TNB as the originating lender are being amortized over twenty-four months, the maximum life of the loans.  Payments on PPP loans are deferred for six months, at which time they may be forgiven in whole or in part by the SBA.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2020 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

Average interest-earning assets for the first six months of 2020 were $13.085 billion compared to $12.160 billion for the same time period in 2019, an increase of $925.7 million, or 7.6%.  The increase in average earning assets during the first six months of 2020 was primarily due to increases in average loans (LHFS and LHFI) of $643.4 million, or 7.0%, average PPP loans of $382.2 million, and other earning assets of $240.7 million, or 85.9%, which was partially offset by a decrease in average taxable securities of $203.7 million, or 8.0%.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $543.0 million, or 6.0%, increase in the LHFI portfolio when balances at June 30, 2020 are compared to balances at June 30, 2019.  This increase was principally due to net growth in loans secured by real estate, partially offset by net declines in commercial and industrial loans and state and other political subdivision loans.  The increase in other earning assets when the first six months of 2020 is compared to the same time period in 2019, was primarily due to an increase in interest-bearing deposits due from banks as a result of the increase in customer deposit account balances.  The decrease in average taxable securities when the first six months of 2020 is compared to the same time period in 2019 was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.

During the first six months of 2020, interest income-FTE totaled $241.2 million, a decrease of $20.9 million, or 8.0%, while the yield on total earning assets declined 64 basis points to 3.71% when compared to the first six months of 2019.  The decrease in interest income-FTE for the first six months of 2020 reflects declines in all categories of interest income partially offset by the addition of interest and fees on PPP loans.  Interest and fees on PPP loans totaled $5.0 million for the six months ended June 30, 2020, while the yield on these loans was 2.65%.  During the first six months of 2020, interest and fees on LHFS and LHFI-FTE declined $16.1 million, or 7.2%, when compared to the same time period in 2019, while the yield on loans (LHFS and LHFI) decreased 67 basis points to 4.28% as a result of lower interest rates.  Interest and fees on acquired loans declined $3.9 million when the first six months of 2020 is compared to the same time period in 2019, primarily due to acquired loans that were transferred to LHFI as PCD loans on January 1, 2020 as part of Trustmark’s adoption of FASB ASC Topic 326.  As a result of this transfer, Trustmark no longer receives the net interest margin benefit that the acquired loan portfolio previously provided.  During the first six months of 2020, interest on securities-taxable decreased $2.9 million, or 10.0%, while the yield on securities-taxable declined 6 basis points to 2.20% when compared to the same time period in 2019, primarily due to the run off of maturing investment securities during 2019.  Other interest income declined $2.4 million, or 71.4%, when the first six months of 2020 is compared to the same time period in 2019, while the yield on other earning assets declined to 0.38% for 2020 compared to 2.46% for 2019.  The decline in other interest income and the yield on other earning assets was principally due to the decline in the interest rate paid on deposits held at the FRB.

Average interest-bearing liabilities for the first six months of 2020 totaled $9.355 billion compared to $8.845 billion for the same time period in 2019, an increase of $509.9 million, or 5.8%.  The increase in average interest-bearing liabilities was primarily the result of increases in average interest-bearing deposits and average federal funds purchased and securities sold under repurchase agreements.  Average interest-bearing deposits for the first six months of 2020 increased $390.7 million, or 4.5%, when compared to the same time period in 2019, primarily due to growth in average interest-bearing demand deposits and savings deposits during the second quarter of 2020 as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  Average federal funds purchased and securities sold under repurchase agreements for the first six months of 2020 increased $108.9 million when compared to the same time period in 2019, primarily due to an increase in upstream federal funds purchased during the first quarter of 2020 as a result of changes in funding needs as growth in earning assets exceeded deposit growth.

Interest expense for the first six months of 2020 totaled $26.1 million, a decrease of $17.0 million, or 39.4%, when compared with the same time period in 2019, while the rate on total interest-bearing liabilities decreased 42 basis points to 0.56%.  The decrease in total interest expense for the first six months of 2020 when compared to the same time period in 2019 was primarily due to a decline in interest on deposits.  Interest on deposits decreased $17.4 million, or 42.3%, while the rate on interest-bearing deposits decreased 43 basis points to 0.53% when the first six months of 2020 is compared to the same time period in 2019, primarily due to lower interest rates.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2020			2019

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$113	$—	—	$34,057	$214	2.52%
Securities - taxable	2,379,405	12,762	2.16%	2,482,821	13,916	2.25%
Securities - nontaxable	35,365	315	3.58%	58,509	551	3.78%
PPP Loans	764,416	5,044	2.65%	—	—	—
Loans (LHFS and LHFI)	9,908,132	99,300	4.03%	9,260,028	114,873	4.98%
Acquired loans (1)	—	—	—	91,217	2,010	8.84%
Other earning assets	854,642	239	0.11%	316,604	1,820	2.31%
Total interest-earning assets	13,942,073	117,660	3.39%	12,243,236	133,384	4.37%
Other assets	1,685,317			1,467,462
Allowance for credit losses, LHFI (2)	(103,006)			(81,996)
Total Assets	$15,524,384			$13,628,702

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,591,649	8,730	0.37%	$8,690,128	21,500	0.99%
Federal funds purchased and securities sold under repurchase agreements	105,696	42	0.16%	51,264	81	0.63%
Other borrowings	169,389	881	2.09%	143,208	831	2.33%
Total interest-bearing liabilities	9,866,734	9,653	0.39%	8,884,600	22,412	1.01%
Noninterest-bearing demand deposits	3,645,761			2,898,266
Other liabilities	346,173			240,091
Shareholders' equity	1,665,716			1,605,745
Total Liabilities and Shareholders' Equity	$15,524,384			$13,628,702
Net Interest Margin		108,007	3.12%		110,972	3.64%

Less tax equivalent adjustment		3,007			3,248

Net Interest Margin per Consolidated Statements of Income		$105,000			$107,724
(1)	Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio.
(2)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$139	$—	—	$17,260	$216	2.52%
Securities - taxable	2,347,284	25,710	2.20%	2,550,998	28,581	2.26%
Securities - nontaxable	41,548	772	3.74%	63,661	1,197	3.79%
PPP Loans	382,208	5,044	2.65%	—	—	—
Loans (LHFS and LHFI)	9,793,153	208,657	4.28%	9,149,729	224,763	4.95%
Acquired loans (1)	—	—	—	97,730	3,926	8.10%
Other earning assets	520,985	979	0.38%	280,250	3,423	2.46%
Total interest-earning assets	13,085,317	241,162	3.71%	12,159,628	262,106	4.35%
Other assets	1,592,019			1,457,592
Allowance for credit losses, LHFI (2)	(94,011)			(82,111)
Total Assets	$14,583,325			$13,535,109

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,020,013	23,687	0.53%	$8,629,331	41,070	0.96%
Federal funds purchased and securities sold under repurchase agreements	176,605	667	0.76%	67,717	369	1.10%
Other borrowings	158,262	1,741	2.21%	147,908	1,656	2.26%
Total interest-bearing liabilities	9,354,880	26,095	0.56%	8,844,956	43,095	0.98%
Noninterest-bearing demand deposits	3,278,356			2,861,448
Other liabilities	297,196			230,696
Shareholders' equity	1,652,893			1,598,009
Total Liabilities and Shareholders' Equity	$14,583,325			$13,535,109

Net Interest Margin		215,067	3.31%		219,011	3.63%

Less tax equivalent adjustment		6,115			6,479

Net Interest Margin per Consolidated Statements of Income		$208,952			$212,532

(1)	Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio.
(2)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

Provision for Credit Losses

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  The provision for credit losses is the amount necessary to maintain the allowance for credit losses, LHFI at the amount of expected credit losses inherent within the LHFI portfolio.  The amount of provision for credit losses and the related ACL for LHFI are based on Trustmark’s ACL methodology.  The provision for credit losses totaled $18.2 million and $38.8 million for the three and six months ended June 30, 2020, respectively, compared to a provision for loan losses, LHFI of $2.5 million and $4.1 million for the same time periods in 2019, respectively.  The increase in the provision for credit losses for the three and six months ended June 30, 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  See the section captioned “Allowance for Credit Losses, LHFI” for information regarding Trustmark’s ACL methodology as well as further analysis of the provision for credit losses.

Noninterest Income

Noninterest income represented 39.8% and 39.2% of total revenue, before securities gains (losses), net, for the three and six months ended June 30, 2020, respectively, compared to 31.5% and 30.0% for the three and six months ended June 30, 2019, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Service charges on deposit accounts	$6,397	$10,379	$(3,982)	-38.4%	$16,429	$20,644	$(4,215)	-20.4%
Bank card and other fees	7,717	8,004	(287)	-3.6%	13,072	15,195	(2,123)	-14.0%
Mortgage banking, net	33,745	10,295	23,450	n/m	61,228	13,737	47,491	n/m
Insurance commissions	11,868	11,089	779	7.0%	23,418	21,960	1,458	6.6%
Wealth management	7,571	7,742	(171)	-2.2%	16,108	15,225	883	5.8%
Other, net	2,213	2,130	83	3.9%	4,520	4,369	151	3.5%
Total noninterest income	$69,511	$49,639	$19,872	40.0%	$134,775	$91,130	$43,645	47.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts for the three and six months ended June 30, 2020 compared to the same time periods in 2019 was principally due to declines in nonsufficient funds and overdraft fees on consumer deposit accounts, primarily due to declines in overdraft occurrences.

Bank Card and Other Fees

The decrease in bank card and other fees for the six months ended June 30, 2020 compared to the same time period in 2019 was principally due to declines in income from customer derivatives primarily related to the credit valuation adjustment as a result of the declining interest rate environment, as well as declines in ATM surcharges and interchange income caused by a decline in bank card and ATM usage during the first six months of 2020.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Mortgage servicing income, net	$5,893	$5,734	$159	2.8%	$11,712	$11,341	$371	3.3%
Change in fair value-MSR from runoff	(4,214)	(2,918)	(1,296)	-44.4%	(6,821)	(5,316)	(1,505)	-28.3%
Gain on sales of loans, net	34,078	7,532	26,546	n/m	48,417	12,513	35,904	n/m
Mortgage banking income before net hedge ineffectiveness	35,757	10,348	25,409	n/m	53,308	18,538	34,770	n/m
Change in fair value-MSR from market changes	(3,159)	(8,209)	5,050	61.5%	(27,158)	(17,072)	(10,086)	-59.1%
Change in fair value of derivatives	1,147	8,156	(7,009)	-85.9%	35,078	12,271	22,807	n/m
Net hedge ineffectiveness	(2,012)	(53)	(1,959)	n/m	7,920	(4,801)	12,721	n/m
Mortgage banking, net	$33,745	$10,295	$23,450	n/m	$61,228	$13,737	$47,491	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three months ended June 30, 2020 when compared to the same time period in 2019 was principally due to an increase in the gain on sales of loans, net.  The increase in mortgage banking, net for the six months ended June 30, 2020 when compared to the same time period in 2019 was principally due to an increase in the gain on sales of loans, net and the positive net hedge ineffectiveness.  The positive hedge ineffectiveness for the six months ended June 30, 2020 was primarily due to widening spreads between mortgage and ten-year Treasury rates.  Mortgage loan production for the three and six months ended June 30, 2020 was $853.3 million and $1.310 billion, respectively, an increase of $439.3 million and $613.0 million, respectively, when compared to the same time periods in 2019 and was primarily due to the increase in refinance activity driven by the low interest rate environment.  Loans serviced for others totaled $7.393 billion at June 30, 2020, compared with $6.897 billion at June 30, 2019, an increase of $495.6 million, or 7.2%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net.  The increase in the gain on sales of loans, net when the three and six months ended June 30, 2020 is compared to the same time periods in 2019, was primarily the result of increases in the mortgage valuation adjustment and the volume of loans sold as well as higher profit margins in secondary marketing activities.  Loan sales totaled $785.8 million and $1.103 billion for the three and six months ended June 30, 2020, respectively, an increase of $506.7 million and $614.8 million, respectively, when compared with the same time periods in 2019, reflecting the increase in mortgage loan production during the respective periods.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,205)	$(2,010)	$805	40.0%	$(2,366)	$(4,020)	$1,654	41.1%
Increase in life insurance cash surrender value	1,696	1,803	(107)	-5.9%	3,418	3,586	(168)	-4.7%
Other miscellaneous income	1,722	2,337	(615)	-26.3%	3,468	4,803	(1,335)	-27.8%
Total other, net	$2,213	$2,130	$83	3.9%	$4,520	$4,369	$151	3.5%

The increase in other income, net for the first six months of 2020 when compared to the same time period in 2019, was principally due to a decline in amortization of tax credit partnerships, primarily due to the run-off of the tax credit partnerships and associated tax benefits, which was largely offset by a decline in other miscellaneous income, primarily due to gains on sales of premises and equipment during the first six months of 2019.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits	$66,107	$61,949	$4,158	6.7%	$135,255	$122,903	$12,352	10.1%
Services and fees	20,567	18,009	2,558	14.2%	40,497	34,977	5,520	15.8%
Net occupancy-premises	6,587	6,403	184	2.9%	12,873	12,857	16	0.1%
Equipment expense	5,620	5,958	(338)	-5.7%	11,236	11,882	(646)	-5.4%
Other real estate expense:
Write-downs	(153)	11	(164)	n/m	844	1,667	(823)	-49.4%
Net (gain) loss on sale	185	(124)	309	n/m	255	(246)	501	n/m
Carrying costs	239	245	(6)	-2.4%	466	463	3	0.6%
Total other real estate expense, net	271	132	139	n/m	1,565	1,884	(319)	-16.9%
Credit loss expense related to off-balance sheet credit exposures (1)	6,242	—	6,242	n/m	13,025	—	13,025	n/m
Other expense	13,265	13,650	(385)	-2.8%	28,018	27,619	399	1.4%
Total noninterest expense	$118,659	$106,101	$12,558	11.8%	$242,469	$212,122	$30,347	14.3%
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

Salaries and Employee Benefits

The increase in salaries and employee benefits when the second quarter of 2020 is compared to 2019 principally due to increases in commission expense, primarily due to increased mortgage production, and additional salary expense as a result of the COVID-19 pandemic.

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $8.1 million, or 6.6%, when the first six months of 2020 is compared to the same time period in 2019, principally due to higher commissions expense, primarily due to increased mortgage production, as well as an increase in salary expenses as a result of general merit increases and the COVID-19 pandemic, as a result of temporary compensation adjustments and one-time payments to front line associates.

Services and Fees

The increase in services and fees when the three and six months ended June 30, 2020 are compared to the same time periods in 2019, was primarily due to increases in legal fees related to ongoing litigation matters and data processing charges related to software.

Credit Loss Expense Related to Off-Balance Sheet Credit Exposures

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  FASB ASC Topic 326 also requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the ACL on off-balance sheet credit exposures are recorded as noninterest expense in credit loss expense related to off-balance sheet credit exposures.  The increase in the credit loss expense related to off-balance sheet exposures for the three and six months ended June 30, 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Loan expense	$2,954	$3,003	$(49)	-1.6%	$5,753	$5,700	$53	0.9%
Amortization of intangibles	736	992	(256)	-25.8%	1,548	2,093	(545)	-26.0%
FDIC assessment expense	1,590	1,836	(246)	-13.4%	3,180	3,594	(414)	-11.5%
Other miscellaneous expense	7,985	7,819	166	2.1%	17,537	16,232	1,305	8.0%
Total other expense	$13,265	$13,650	$(385)	-2.8%	$28,018	$27,619	$399	1.4%

The increase in other expense when the six months ended June 30, 2020 is compared to the same time period in 2019, was primarily due to an increase in other miscellaneous expense principally resulting from accrued expense related to the Trust Department and an increase in charitable contributions and sponsorships, partially offset by a decline in travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  During the first quarter of 2020, Trustmark revised the composition of its operating segments by moving the Retail Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  Prior period amounts include reclassifications to conform to the current period presentation.  The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2020 and 2019.

General Banking

Net interest income for the General Banking Segment decreased $3.1 million, or 1.5%, when the six months ended June 30, 2020 is compared with the same time period in 2019.  The decrease in net interest income was principally due to decreases in interest and fees on LHFI and LHFS, which were largely offset by a decrease in interest on deposits, primarily due to declines in interest rates in general.  The provision for credit losses for the six months ended June 30, 2020 totaled $36.6 million compared to a provision for loan losses, net of $4.3 million for the same period in 2019, an increase of $32.3 million primarily due to the impact of the COVID-19 pandemic on the macroeconomic factors used in Trustmark’s ACL methodology.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment increased $41.5 million, or 77.3%, when the first six months of 2020 is compared to the same time period in 2019, primarily due to the increase in mortgage banking, net, principally due to increases in the net hedge ineffectiveness and gain on sales of loans, net.  Noninterest income for the General Banking Segment represented 31.6% of total revenue for this segment for the first six months of 2020 compared to 20.5% for the same time period in 2019.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $29.7 million, or 16.5%, when the first six months of 2020 is compared with the same time period in 2019, principally due to increases in salaries and employee benefits, services and fees and the addition of the credit loss expense related to off-balance sheet credit exposures as a result of the adoption of FASB ASC Topic 326.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program which resulted in non-routine transaction expenses of $4.4 million ($4.3 million of salaries and employee benefits expense and $102 thousand of other expense).  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2020 decreased $1.6 million, or 58.7%, when compared to the same time period in 2019, primarily due to the $2.2 million increase in the provision for credit losses related to loans generated by the Private Banking Department as a result of the change in allowance methodology and the impact of the COVID-19 pandemic on the macroeconomic factors used in the ACL methodology.  Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $623 thousand, or 4.0%, when the first six months of 2020 is compared to the same time period in 2019, primarily due to increases in income from brokerage services and trust management service fee income, partially offset by a decline in other miscellaneous income.  Noninterest expense for the Wealth Management Segment increased $70 thousand, or 0.5%, when the first six months of 2020 is compared to the same time period in 2019, principally due to an increase in other miscellaneous expense related to accrued expense for the Trust Department, which was largely offset by declines in outside services and fees and salary and employee benefit expense.

At June 30, 2020 and 2019, Trustmark held assets under management and administration of $13.755 billion and $12.198 billion, respectively, and brokerage assets of $1.945 billion and $1.910 billion, respectively.

Insurance

Net income for the Insurance Segment for the first six months of 2020 increased $722 thousand, or 17.7%, when compared to the same time period in 2019.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $1.5 million, or 6.9%, when the first six months of 2020 is compared to the same time period in 2019, primarily due to new business commission volume in the property and casualty business and increases in other commission income.  Noninterest expense for the Insurance Segment increased $580 thousand, or 3.5%, when the first six months of 2020 is compared to the same time period in 2019, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes and associates added as a result of an insurance agency acquired during the period.

Fisher Brown Bottrell Insurance, Inc. (FBBI), a wholly-owned subsidiary of TNB, acquired Boyles Moak Insurance Services (Boyles), a Mississippi based insurance agency, for $5.0 million on May 1, 2020.  The acquisition was accounted for in accordance with FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The excess of the consideration paid over the estimated fair value of the net assets acquired was $3.6 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represented insurance customer relationships and trade name and totaled $2.1 million, the estimated fair value at the acquisition date.

Income Taxes

For the three and six months ended June 30, 2020, Trustmark’s combined effective tax rate was 14.6% and 13.0%, respectively, compared to 13.4% and 13.5% for the same time periods in 2019, respectively.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $13.085 billion, or 89.7% of total average assets, for the six months ended June 30, 2020, compared to $12.160 billion, or 89.8% of total average assets, for the six months ended June 30, 2019, an increase of $925.7 million, or 7.6%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.2 years at June 30, 2020 compared to 3.5 years at December 31, 2019.

When compared to December 31, 2019, total investment securities increased by $203.7 million, or 8.7%, during the first six months of 2020.  This increase resulted primarily from purchases of and improvement in the fair market value of available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.  Trustmark sold no securities during the first six months of 2020 or 2019.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At June 30, 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $10.5 million ($7.9 million net of tax) compared to $12.1 million ($9.1 million net of tax) at December 31, 2019.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At June 30, 2020, available for sale securities totaled $1.884 billion, which represented 74.1% of the securities portfolio, compared to $1.602 billion, or 68.5%, at December 31, 2019.  At June 30, 2020, unrealized gains, net on available for sale securities totaled $44.6 million compared to unrealized gains, net of $1.4 million at December 31, 2019.  At June 30, 2020, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2020, held to maturity securities totaled $660.0 million, which represented 25.9% of the total securities portfolio, compared with $738.1 million, or 31.5%, at December 31, 2019.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 98.3% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of June 30, 2020, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2020 ($ in thousands):

	June 30, 2020
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,829,011	99.4%	$1,872,977	99.4%
Aa1 to Aa3	2,500	0.1%	2,513	0.1%
Baa1 to Baa3	1,073	0.1%	1,112	0.1%
Not Rated (1)	6,994	0.4%	7,551	0.4%
Total securities available for sale	$1,839,578	100.0%	$1,884,153	100.0%

Securities Held to Maturity
Aaa	$628,419	95.2%	$658,497	95.4%
Aa1 to Aa3	26,179	4.0%	26,449	3.8%
Not Rated (1)	5,450	0.8%	5,615	0.8%
Total securities held to maturity	$660,048	100.0%	$690,561	100.0%

(1)	Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2020, approximately 99.4% of the available for sale securities, measured at the estimated fair value, and 95.2% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At June 30, 2020, LHFS totaled $355.1 million, consisting of $233.7 million of residential real estate mortgage loans in the process of being sold to third parties and $121.4 million of GNMA optional repurchase loans.  At December 31, 2019, LHFS totaled $226.3 million, consisting of $169.3 million of residential real estate mortgage loans in the process of being sold to third parties and $57.1 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2020 or 2019.

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

At June 30, 2020 and December 31, 2019, LHFI consisted of the following ($ in thousands):

	June 30, 2020 (1)		December 31, 2019
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land (2)	$482,309	5.0%	$1,162,791	12.4%
Other secured by 1-4 family residential properties (2)	562,828	5.8%	1,855,913	19.9%
Secured by nonfarm, nonresidential properties	2,610,392	27.0%	2,475,245	26.5%
Other real estate secured	884,815	9.2%	724,480	7.8%
Other loans secured by real estate: (2)
Other construction	794,968	8.2%	—	—
Secured by 1-4 family residential properties	1,250,697	13.0%	—	—
Commercial and industrial loans	1,413,255	14.6%	1,477,896	15.8%
Consumer loans	164,560	1.7%	175,738	1.9%
State and other political subdivision loans	931,536	9.6%	967,944	10.4%
Other commercial loans (2)	564,446	5.9%	495,621	5.3%
LHFI	$9,659,806	100.0%	$9,335,628	100.0%
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

LHFI increased $324.2 million, or 3.5%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as PCD loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $251.6 million, or 2.7%, compared to December 31, 2019.  The increase in LHFI, excluding the transferred acquired loans, during the first six months of 2020 was primarily due to net growth in LHFI secured by real estate across all five market regions as well as increases in other commercial loans in the Mississippi and Tennessee market regions, partially offset by declines in commercial and industrial LHFI in the Mississippi, Alabama and Tennessee market regions and state and other political subdivision loans in Trustmark’s Alabama, Texas and Mississippi market regions.  The following discussion of changes in LHFI excludes the acquired loans transferred on January 1, 2020.

LHFI secured by real estate increased $303.1 million, or 4.8%, during the first six months of 2020 primarily due to net growth in LHFI secured by other real estate, other construction loans and LHFI secured by nonfarm, nonresidential properties (NFNR LHFI).  LHFI secured by other real estate increased $156.4 million, or 21.5%, during the first six months of 2020, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Mississippi and Texas market regions.  Other construction loans increased $116.7 million, or 17.2%, during the first six months of 2020 primarily due to new construction loans across all five market regions, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first six months of 2020, $340.8 million loans were moved from other construction to other loan categories, including $205.9 million to multi-family residential loans, $97.4 million to nonowner-occupied loans and $37.5 million to owner-occupied loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $457.4 million during the first six months of 2020.  NFNR LHFI increased $96.9 million, or 3.9%, during the first six months of 2020, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio declined $37.8 million, or 1.5%, during the first six months of 2020 primarily due to declines in nonowner-occupied loans in the Mississippi, Texas and Alabama market regions and owner-occupied loans in the Mississippi and Alabama market regions.

Other commercial loans, which include loans to churches, hospitals, finance companies and real estate investment trusts, increased $66.2 million, or 13.3%, during the first six months of 2020, primarily due to growth in the Mississippi and Tennessee market regions.  State and other political subdivision loans declined $36.4 million, or 3.8%, during the first six months of 2020, principally due to declines in the Alabama, Texas, Mississippi and Florida market regions.

Commercial and industrial LHFI declined $69.7 million, or 4.7%, during the first six months of 2020, primarily due to declines in Trustmark’s Mississippi, Alabama and Tennessee market regions, partially offset by growth in the Texas market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At June 30, 2020 and December 31, 2019, energy-related LHFI had outstanding balances of $113.7 million and $122.9 million, respectively, which represented 1.2% of Trustmark’s total LHFI portfolio at June 30, 2020 compared to 1.3% of the total LHFI portfolio at December 31, 2019.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2020	December 31, 2019
Home equity loans	$49,522	$52,348
Home equity lines of credit	370,311	388,217
Percentage of loans and lines for which Trustmark holds first lien	59.2%	59.4%
Percentage of loans and lines for which Trustmark does not hold first lien	40.8%	40.6%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2020 and December 31, 2019 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	June 30, 2020
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$151,525	$330,784	$482,309
Other secured by 1- 4 family residential properties	42,949	519,879	562,828
Secured by nonfarm, nonresidential properties	1,463,454	1,146,938	2,610,392
Other real estate secured	176,379	708,436	884,815
Other loans secured by real estate:
Other construction	51,050	743,918	794,968
Secured by 1- 4 family residential properties	767,571	483,126	1,250,697
Commercial and industrial loans	659,638	753,617	1,413,255
Consumer loans	142,288	22,272	164,560
State and other political subdivision loans	900,474	31,062	931,536
Other commercial loans	340,320	224,126	564,446
LHFI	$4,695,648	$4,964,158	$9,659,806

	December 31, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$201,055	$961,736	$1,162,791
Secured by 1- 4 family residential properties	1,004,079	851,834	1,855,913
Secured by nonfarm, nonresidential properties	1,430,132	1,045,113	2,475,245
Other real estate secured	189,023	535,457	724,480
Commercial and industrial loans	636,518	841,378	1,477,896
Consumer loans	152,970	22,768	175,738
State and other political subdivision loans	925,990	41,954	967,944
Other loans	310,475	185,146	495,621
LHFI	$4,850,242	$4,485,386	$9,335,628

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

The following table presents the LHFI composition by region at June 30, 2020 and reflects each region’s diversified mix of loans ($ in thousands):

	June 30, 2020
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$482,309	$157,001	$69,107	$168,598	$25,285	$62,318
Other secured by 1-4 family residential properties	562,828	127,961	40,303	313,279	69,499	11,786
Secured by nonfarm, nonresidential properties	2,610,392	670,633	278,285	936,469	188,264	536,741
Other real estate secured	884,815	256,797	26,201	348,224	7,898	245,695
Other loans secured by real estate:
Other construction	794,968	234,697	30,945	179,431	356	349,539
Secured by 1-4 family residential properties	1,250,697	—	—	1,240,451	10,246	—
Commercial and industrial loans	1,413,255	195,494	22,629	674,592	305,918	214,622
Consumer loans	164,560	16,952	5,600	121,140	18,493	2,375
State and other political subdivision loans	931,536	90,539	37,549	603,171	29,236	171,041
Other commercial loans	564,446	77,415	14,771	365,288	82,251	24,721
LHFI	$9,659,806	$1,827,489	$525,390	$4,950,643	$737,446	$1,618,838

Construction, Land Development and Other Land Loans by Region
Lots	$79,174	$17,812	$24,342	$30,072	$1,932	$5,016
Development	66,900	16,233	5,018	31,184	5,284	9,181
Unimproved land	101,285	24,335	18,401	26,874	11,359	20,316
1-4 family construction	234,950	98,621	21,346	80,468	6,710	27,805
Construction, land development and other land loans	$482,309	$157,001	$69,107	$168,598	$25,285	$62,318

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$410,176	$147,990	$39,904	$120,699	$27,437	$74,146
Office	233,980	67,549	27,499	65,692	12,335	60,905
Hotel/motel	348,958	135,970	102,544	59,237	40,207	11,000
Mini-storage	114,380	16,312	3,928	49,075	412	44,653
Industrial	193,415	62,803	10,991	36,216	2,166	81,239
Health care	45,871	13,166	11,739	18,738	—	2,228
Convenience stores	22,416	3,425	—	6,477	401	12,113
Nursing homes/senior living	48,453	18,627	—	4,012	7,243	18,571
Other	70,999	4,595	6,280	15,121	6,629	38,374
Total nonowner-occupied loans	1,488,648	470,437	202,885	375,267	96,830	343,229
Owner-occupied:
Office	159,624	39,672	35,831	49,691	9,609	24,821
Churches	104,498	24,138	7,731	47,965	10,785	13,879
Industrial warehouses	159,246	10,878	2,588	48,310	17,150	80,320
Health care	140,073	16,535	5,953	102,405	2,493	12,687
Convenience stores	110,245	14,870	7,641	66,720	609	20,405
Retail	74,453	15,863	7,125	28,915	6,771	15,779
Restaurants	57,884	4,127	2,401	34,467	15,424	1,465
Auto dealerships	47,720	7,982	290	12,615	26,833	—
Nursing homes/senior living	184,563	61,645	5,840	117,078	—	—
Other	83,438	4,486	—	53,036	1,760	24,156
Total owner-occupied loans	1,121,744	200,196	75,400	561,202	91,434	193,512
Loans secured by nonfarm, nonresidential properties	$2,610,392	$670,633	$278,285	$936,469	$188,264	$536,741

Allowance for Credit Losses

LHFI

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” as well as regulatory guidance from its primary regulator.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL on LHFI is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.

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

The econometric models in production today reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD.  However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting have changed rapidly.  At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2017.  During this period, a traditional albeit severe economic recession occurred.  Thus, econometric models are sensitive to similar future levels of PD.

During the second quarter of 2020, Trustmark revised its ACL methodology in order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables. Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: South Census Unemployment, National Unemployment, National GDP, South Census Vacancy Rate and the Prime Rate.

The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were adversely affected due to the impact of the COVID-19 pandemic, causing an overall increase in reserve levels.

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

Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded a decrease to the ACL on LHFI of $3.0 million and an increase of $1.8 million for the ACL calculated on the acquired loans transferred to LHFI as PCD loans.  At June 30, 2020, the ACL on LHFI was $119.2 million, an increase of $36.1 million, or 43.5%, when compared with January 1, 2020.  The increase in the ACL during the first six months of 2020 was principally due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  Allocation of Trustmark’s $119.2 million ACL on LHFI, represented 1.15% of commercial LHFI and 1.56% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.23% as of June 30, 2020.  This compares with an allowance to total LHFI of 0.90% at December 31, 2019, which was allocated to commercial LHFI at 0.98% and to consumer and mortgage LHFI at 0.61%.

The following table present changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$100,564	$79,005	$84,277	$79,290
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	(3,039)	—
Allowance for loan losses, acquired loans transfer	—	—	815	—
Acquired loans ACL adjustment	—	—	1,007	—
Provision for credit losses	18,185	2,486	38,766	4,097
LHFI charged-off	(1,870)	(2,937)	(7,415)	(6,970)
Recoveries	2,309	1,845	4,777	3,982
Net (charge-offs) recoveries	439	(1,092)	(2,638)	(2,988)
Balance at end of period	$119,188	$80,399	$119,188	$80,399

Net recoveries for the three months ended June 30, 2020 increased $1.5 million when compared to net charge-offs for the same time period in 2019.  The increase in net recoveries during the second quarter of 2020 when compared to 2019, was primarily due to declines in charge-offs in the Mississippi and Alabama market regions as well as an increase in recoveries in the Alabama market region.  Net charge-offs for the six months ended June 30, 2020 decreased $350 thousand, or 11.7%, when compared to the same time period in 2019, primarily due to a decline in charge-offs in the Mississippi market region as well as an increase in recoveries in the Alabama and Mississippi market regions, which were largely offset by two large commercial credits in the Tennessee and Alabama market regions that were charged off during the first six months of 2020.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Alabama	$526	$(278)	$(554)	$(293)
Florida	(127)	130	(63)	357
Mississippi	(86)	(907)	40	(3,037)
Tennessee	66	(44)	(2,120)	(94)
Texas	60	7	59	79
Total net (charge-offs) recoveries	$439	$(1,092)	$(2,638)	$(2,988)

The provision for credit losses for the three and six months ended June 30, 2020 totaled 0.74% and 0.80% of average loans (LHFS and LHFI), respectively, compared to 0.11% and 0.09% of average loans (LHFS and LHFI) for the same time periods in 2019, respectively.  The increase in the provision for credit losses when the three and six months ended June 30, 2020 is compared to the same time period in 2019 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

The provision for credit losses related to loans and other loans secured by real estate increased $19.8 million and $43.4 million during the three and six months ended June 30, 2020, respectively, primarily due to the negative impact of the COVID-19 pandemic on the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate.  The provision for credit losses related to commercial and industrial loans declined $1.9 million and $3.9 million during the three and six months ended June 30, 2020, respectively, primarily due to loans upgraded from substandard to pass, paydowns and a slight decrease in the calculated PD and LGD, which uses Trustmark's historical data.

Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2020.  Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded an ACL on off-balance sheet credit exposures of $29.6 million.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense. Trustmark recorded a credit loss expense related to off-balance sheet credit exposures of $6.2 million and $13.0 million during the three and six months ended June 30, 2020, resulting in an ACL on off-balance sheet credit exposures of $42.7 million as of June 30, 2020.  The increase in the ACL on off-balance sheet credit exposures for the three and six months ended June 30, 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at June 30, 2020 and December 31, 2019 ($ in thousands):

	June 30, 2020	December 31, 2019
Nonaccrual LHFI
Alabama	$4,392	$1,870
Florida	687	267
Mississippi	37,884	41,493
Tennessee	6,125	8,980
Texas	906	616
Total nonaccrual LHFI	49,994	53,226
Other real estate
Alabama	4,766	8,133
Florida	3,665	5,877
Mississippi	9,408	14,919
Tennessee	437	319
Texas	—	—
Total other real estate	18,276	29,248
Total nonperforming assets	$68,270	$82,474

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.68%	0.86%

Loans past due 90 days or more
LHFI	$807	$642

LHFS - Guaranteed GNMA serviced loans (1)	$56,269	$41,648

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2020, nonaccrual LHFI totaled $50.0 million, or 0.50% of total LHFS and LHFI, reflecting a decrease of $3.2 million, or 6.1%, relative to December 31, 2019.  The decrease in nonaccrual LHFI during the first six months of 2020 was primarily due to reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions, which were partially offset by LHFI placed on nonaccrual status in the Mississippi and Alabama market regions during the first six months of 2020.

As of June 30, 2020, nonaccrual energy-related LHFI totaled $10.9 million and represented 9.6% of Trustmark’s total energy-related portfolio, compared to $10.6 million, or 8.6% of Trustmark’s total energy-related portfolio, as of December 31, 2019.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2020 decreased $11.0 million, or 37.5%, when compared with December 31, 2019.  The decrease in other real estate was principally a result of properties sold in Trustmark’s Mississippi, Alabama, Florida and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$24,847	$6,229	$4,835	$13,296	$487	$—
Additions	70	—	—	57	13	—
Disposals	(6,794)	(1,477)	(1,209)	(4,037)	(71)	—
Write-downs	153	14	39	92	8	—
Balance at end of period	$18,276	$4,766	$3,665	$9,408	$437	$—

	Three Months Ended June 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$32,139	$6,878	$8,120	$15,421	$994	$726
Additions	1,317	44	—	1,232	41	—
Disposals	(2,202)	(503)	(354)	(1,136)	(209)	—
Write-downs	(11)	32	60	(6)	(11)	(86)
Balance at end of period	$31,243	$6,451	$7,826	$15,511	$815	$640

	Six Months Ended June 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	406	77	—	84	245	—
Disposals	(10,534)	(2,698)	(2,196)	(5,529)	(111)	—
Write-downs	(844)	(746)	(16)	(66)	(16)	—
Balance at end of period	$18,276	$4,766	$3,665	$9,408	$437	$—

	Six Months Ended June 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	2,101	569	—	1,491	41	—
Disposals	(3,859)	(609)	(674)	(2,346)	(230)	—
Write-downs	(1,667)	(382)	(271)	(889)	(21)	(104)
Balance at end of period	$31,243	$6,451	$7,826	$15,511	$815	$640

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $823 thousand, or 49.4%, when the first six months of 2020 is compared to the same time period in 2019, primarily due to a decrease in write-downs of other real estate properties in the Mississippi market region and properties sold for which a reserve for write-down was previously recorded.

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

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $13.505 billion at June 30, 2020 compared to $11.246 billion at December 31, 2019, an increase of $2.260 billion, or 20.1%, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts as customers deposited proceeds from line draws, PPP loans and other stimulus programs.  During the first six months of 2020, noninterest-bearing deposits increased $989.3 million, or 34.2%, primarily due to increases in commercial and consumer noninterest-bearing deposit accounts.  Interest-bearing deposits increased $1.271 billion, or 15.2%, during the first six months of 2020, primarily due to growth in all categories of interest checking accounts, commercial money market deposit accounts, and consumer savings accounts, partially offset by declines in consumer time deposits.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $70.3 million at June 30, 2020 compared to $256.0 million at December 31, 2019, a decrease of $185.8 million, or 72.6%.  Of these amounts $70.3 million and $62.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, Trustmark had no upstream federal funds purchased at June 30, 2020, compared to $193.5 million at December 31, 2019.  The decrease in the upstream federal funds purchased during the first six months of 2020, was due primarily to reduced funding needs caused by the increases in deposit balances as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs, as well as the FRB’s decision to reduce reserve requirement ratios to zero.

Other borrowings totaled $152.9 million at June 30, 2020, an increase of $67.5 million, or 79.0%, when compared with $85.4 million at December 31, 2019, primarily due to the increase in the amount of GNMA loans eligible for repurchase.

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

Capital Resources

At June 30, 2020, Trustmark’s total shareholders’ equity was $1.674 billion, an increase of $13.2 million, or 0.8%, when compared to December 31, 2019.  During the first six months of 2020, shareholders’ equity increased primarily as a result of net income of $54.4 million and improvements in the fair market value of securities available for sale, net of tax, of $32.4 million, partially offset by a $19.9 million, net of tax, adjustment to the beginning balance of retained earnings as a result of the adoption of FASB ASU 2016-13, common stock repurchases of $27.5 million and common stock dividends of $29.4 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2019 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at June 30, 2020 and December 31, 2019.  AOCI is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2020 and December 31, 2019.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2020 and 2019 were $0.46.  Trustmark’s indicated dividend for 2020 is $0.92 per common share, which is the same as dividends per common share declared in 2019.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $12.298 billion for the first six months of 2020 and represented approximately 84.3% of average liabilities and shareholders’ equity, compared to average deposits of $11.491 billion, which represented 84.9% of average liabilities and shareholders’ equity for the first six months of 2019.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2020, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $26.8 million compared to $26.2 million at December 31, 2019.

At June 30, 2020, Trustmark had no upstream federal funds purchased, compared to $193.5 million at December 31, 2019.  The decrease in the upstream federal funds purchased during the first six months of 2020, was due primarily to the increases in deposit balances as customers deposited proceeds from line draws, PPP loans and other stimulus programs, as well as the FRB’s decision to reduce reserve requirement ratios to zero.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at June 30, 2020 and December 31, 2019.  Trustmark had a $600.0 million letter of credit outstanding with the FHLB of Dallas at June 30, 2020, compared to no outstanding letters of credit at December 31, 2019.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.565 billion at June 30, 2020.

In addition, at June 30, 2020, Trustmark had $777 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $811 thousand at December 31, 2019.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At June 30, 2020, Trustmark had approximately $554.0 million available in unencumbered agency securities compared to $546.0 million at December 31, 2019.

Another borrowing source is the Discount Window.  At June 30, 2020, Trustmark had approximately $913.9 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $982.7 billion at December 31, 2019.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

The PPPLF was established by the FRB to provide a liquidity source to PPP lenders, through non-recourse credit secured by PPP loans.  The PPPLF is available to Trustmark as a liquidity source as needed.  At June 30, 2020, Trustmark had $4.0 million of outstanding PPP loans pledged as collateral at the PPPLF.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2020, Trustmark had no shares of preferred stock issued and outstanding.

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

The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in AOCI at December 31, 2019.  No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the six months ended June 30, 2019.  Amounts reported in AOCI related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $786.8 million at June 30, 2020, with a positive valuation adjustment of $11.8 million, compared to $301.1 million, with a positive valuation adjustment of $953 thousand at December 31, 2019.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $385.0 million at June 30, 2020 compared to $564.0 million at December 31, 2019.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net negative ineffectiveness of $2.0 million and $53 thousand for the three months ended June 30, 2020 and 2019, respectively.  For the six months ended June 30, 2020 and 2019, the impact was a net positive ineffectiveness of $7.9 million and a net negative ineffectiveness of $4.8 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of June 30, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $978.1 million related to this program, compared to $893.1 million as of December 31, 2019.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of June 30, 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.9 million compared to $1.0 million at December 31, 2019.  As of June 30, 2020, Trustmark had posted collateral of $2.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30,

2020, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At June 30, 2020, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $41.7 million, compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $37.6 million at December 31, 2019. At both June 30, 2020 and December 31, 2019, Trustmark had entered into ten risk participation agreements as a guarantor with an aggregate notional amount of $73.4 million and $79.3 million, respectively.  The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2020 and December 31, 2019.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2020 and 2019.  At June 30, 2020 and 2019, the impact of a 200-basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2020	2019
+200 basis points	10.9%	2.5%
+100 basis points	5.5%	1.3%
-100 basis points	-5.1%	-2.0%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2020 and 2019.  At June 30, 2020 and 2019, the impact of a 200-basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2020	2019
+200 basis points	16.1%	2.3%
+100 basis points	9.4%	2.0%
-100 basis points	-11.5%	-4.6%

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

At June 30, 2020, the MSR fair value was $57.8 million, compared to $79.3 million at June 30, 2019.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2020, would be a decline in fair value of approximately $4.2 million and $2.0 million, respectively, compared to a decline in fair value of approximately $3.4 million and $2.7 million, respectively, at June 30, 2019.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

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

Information about Trustmark’s risk factors is disclosed in Part I. Item 1A. – Risk Factors included in Trustmark’s 2019 Annual Report.  Supplemental risk factors were included in Trustmark’s Quarterly Report on Form 10-Q for the period ended March 31, 2020

(Q1 2020 Quarterly Report).  There are no other material changes in Trustmark’s risk factors from those disclosed in the 2019 Annual Report and the Q1 2020 Quarterly Report.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2020 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2020 to April 30, 2020	—	$—	—	$52,740
May 1, 2020 to May 31, 2020	—	—	—	52,740
June 1, 2020 to June 30, 2020	—	—	—	52,740
Total	—		—
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	Chairman of the Board, President and		Treasurer, Principal Financial Officer and
	Chief Executive Officer		Principal Accounting Officer

DATE:	August 6, 2020	DATE:	August 6, 2020