Form 10-Q
period 2020-09-30
TRUSTMARK CORP
filed 2020-11-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 31, 2020, there were 63,423,820 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, our ability to manage the impact of the COVID-19 pandemic on our markets and our customers, as well as the effectiveness of actions of federal, state and local governments and agencies (including the Board of Governors of the Federal Reserve Board (FRB)) to mitigate its spread and economic impact, local, state and national economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters,  pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$564,588	$358,916
Federal funds sold and securities purchased under reverse repurchase agreements	50	—
Securities available for sale, at fair value (amortized cost: $1,885,860; allowance for credit losses: $0)	1,922,728	1,602,404
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $639,665-2020; $746,202-2019)	611,280	738,099
Paycheck Protection Program (PPP) loans	944,270	—
Loans held for sale (LHFS)	485,103	226,347
Loans held for investment (LHFI) (1)	9,847,728	9,335,628
Less allowance for credit losses (ACL), LHFI (1)	122,010	84,277
Net LHFI	9,725,718	9,251,351
Acquired loans (1)	—	72,601
Less allowance for loan losses, acquired loans (1)	—	815
Net acquired loans	—	71,786
Net LHFI and acquired loans	9,725,718	9,323,137
Premises and equipment, net	192,722	189,791
Mortgage servicing rights	61,613	79,394
Goodwill	385,270	379,627
Identifiable intangible assets, net	8,142	7,343
Other real estate	16,248	29,248
Operating lease right-of-use assets	30,508	31,182
Other assets	609,922	532,389
Total Assets	$15,558,162	$13,497,877

Liabilities
Deposits:
Noninterest-bearing	$3,964,023	$2,891,215
Interest-bearing	9,258,390	8,354,342
Total deposits	13,222,413	11,245,557
Federal funds purchased and securities sold under repurchase agreements	153,834	256,020
Other borrowings	178,599	85,396
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures (1)	39,659	—
Operating lease liabilities	31,838	32,354
Other liabilities	159,922	155,992
Total Liabilities	13,848,121	11,837,175

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 63,423,820 shares - 2020; 64,200,111 shares - 2019	13,215	13,376
Capital surplus	231,836	256,400
Retained earnings	1,459,306	1,414,526
Accumulated other comprehensive income (loss), net of tax	5,684	(23,600)
Total Shareholders' Equity	1,710,041	1,660,702
Total Liabilities and Shareholders' Equity	$15,558,162	$13,497,877
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Interest and fees on LHFS & LHFI	$94,523	$113,285	$297,227	$331,820
Interest and fees on PPP loans	6,729	—	11,773	—
Interest and fees on acquired loans (1)	—	2,309	—	6,235
Interest on securities:
Taxable	12,542	13,184	38,252	41,765
Tax exempt	238	383	848	1,329
Interest on federal funds sold and securities purchased under reverse repurchase agreements	1	23	1	239
Other interest income	331	1,044	1,310	4,467
Total Interest Income	114,364	130,228	349,411	385,855
Interest Expense
Interest on deposits	7,437	20,385	31,124	61,455
Interest on federal funds purchased and securities sold under repurchase agreements	32	547	699	916
Other interest expense	688	830	2,429	2,486
Total Interest Expense	8,157	21,762	34,252	64,857
Net Interest Income	106,207	108,466	315,159	320,998
Provision for credit losses (PCL) (1)	1,760	3,039	40,526	7,136
Provision for loan losses, acquired loans (1)	—	(140)	—	44
Net Interest Income After PCL	104,447	105,567	274,633	313,818
Noninterest Income
Service charges on deposit accounts	7,577	11,065	24,006	31,709
Bank card and other fees	8,843	8,349	21,915	23,544
Mortgage banking, net	36,439	8,171	97,667	21,908
Insurance commissions	11,562	11,072	34,980	33,032
Wealth management	7,679	7,691	23,787	22,916
Other, net	1,601	1,989	6,121	6,358
Total Noninterest Income	73,701	48,337	208,476	139,467
Noninterest Expense
Salaries and employee benefits	67,342	62,495	202,597	185,398
Services and fees	20,992	18,838	61,489	53,815
Net occupancy - premises	7,000	6,831	19,873	19,688
Equipment expense	5,828	5,971	17,064	17,853
Other real estate expense, net	1,203	531	2,768	2,415
Credit loss expense related to off-balance sheet credit exposures (1)	(3,004)	—	10,021	—
Other expense	14,598	12,187	42,616	39,806
Total Noninterest Expense	113,959	106,853	356,428	318,975
Income Before Income Taxes	64,189	47,051	126,681	134,310
Income taxes	9,749	6,016	17,873	17,796
Net Income	$54,440	$41,035	$108,808	$116,514

Earnings Per Share
Basic	$0.86	$0.64	$1.71	$1.80
Diluted	$0.86	$0.64	$1.71	$1.80

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income per consolidated statements of income	$54,440	$41,035	$108,808	$116,514
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(5,781)	3,116	26,585	32,293
Change in net unrealized holding loss on securities transferred to held to maturity	603	637	1,832	2,139
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	46	84	140
Recognized net loss due to lump sum settlement	30	34	60	105
Change in net actuarial loss	239	186	723	562
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	—	14	—	(109)
Reclassification adjustment for (gain) loss realized in net income	—	(75)	—	(309)
Other comprehensive income (loss), net of tax	(4,881)	3,958	29,284	34,821
Comprehensive income	$49,559	$44,993	$138,092	$151,335

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2020	64,200,111	$13,376	$256,400	$1,414,526	$(23,600)	$1,660,702
FASB ASU 2016-13 adoption adjustment	—	—	—	(19,949)	—	(19,949)
Net income per consolidated statements of income	—	—	—	22,218	—	22,218
Other comprehensive income (loss), net of tax	—	—	—	—	31,298	31,298
Common stock dividends paid ($0.23 per share)	—	—	—	(14,706)	—	(14,706)
Shares withheld to pay taxes, long-term incentive plan	83,759	17	(1,037)	—	—	(1,020)
Repurchase and retirement of common stock	(886,958)	(184)	(27,354)	—	—	(27,538)
Compensation expense, long-term incentive plan	—	—	1,394	—	—	1,394
Balance, March 31, 2020	63,396,912	13,209	229,403	1,402,089	7,698	1,652,399
Net income per consolidated statements of income	—	—	—	32,150	—	32,150
Other comprehensive income (loss), net of tax	—	—	—	—	2,867	2,867
Common stock dividends paid ($0.23 per share)	—	—	—	(14,687)	—	(14,687)
Shares withheld to pay taxes, long-term incentive plan	25,527	5	(64)	—	—	(59)
Compensation expense, long-term incentive plan	—	—	1,274	—	—	1,274
Balance, June 30, 2020	63,422,439	13,214	230,613	1,419,552	10,565	1,673,944
Net income per consolidated statements of income	—	—	—	54,440	—	54,440
Other comprehensive income (loss), net of tax	—	—	—	—	(4,881)	(4,881)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,686)	—	(14,686)
Shares withheld to pay taxes, long-term incentive plan	1,381	1	(16)	—	—	(15)
Compensation expense, long-term incentive plan	—	—	1,239	—	—	1,239
Balance, September 30, 2020	63,423,820	$13,215	$231,836	$1,459,306	$5,684	$1,710,041

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (continued)

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2019	65,834,395	$13,717	$309,545	$1,323,870	$(55,679)	$1,591,453
Net income per consolidated statements of income	—	—	—	33,339	—	33,339
Other comprehensive income (loss), net of tax	—	—	—	—	14,764	14,764
Common stock dividends paid ($0.23 per share)	—	—	—	(15,033)	—	(15,033)
Shares withheld to pay taxes, long-term incentive plan	123,821	25	(1,629)	—	—	(1,604)
Repurchase and retirement of common stock	(1,168,273)	(243)	(36,650)	—	—	(36,893)
Compensation expense, long-term incentive plan	—	—	1,002	—	—	1,002
Balance, March 31, 2019	64,789,943	13,499	272,268	1,342,176	(40,915)	1,587,028
Net income per consolidated statements of income	—	—	—	42,140	—	42,140
Other comprehensive income (loss), net of tax	—	—	—	—	16,099	16,099
Common stock dividends paid ($0.23 per share)	—	—	—	(14,987)	—	(14,987)
Shares withheld to pay taxes, long-term incentive plan	7,087	2	(3)	—	—	(1)
Repurchase and retirement of common stock	(398,184)	(83)	(12,925)	—	—	(13,008)
Compensation expense, long-term incentive plan	—	—	1,279	—	—	1,279
Balance, June 30, 2019	64,398,846	13,418	$260,619	1,369,329	(24,816)	1,618,550
Net income per consolidated statements of income	—	—	—	41,035	—	41,035
Other comprehensive income (loss), net of tax	—	—	—	—	3,958	3,958
Common stock dividends paid ($0.23 per share)	—	—	—	(14,904)	—	(14,904)
Shares withheld to pay taxes, long-term incentive plan	2,502	1	(35)	—	—	(34)
Repurchase and retirement of common stock	(138,569)	(29)	(4,486)	—	—	(4,515)
Compensation expense, long-term incentive plan	—	—	1,272	—	—	1,272
Balance, September 30, 2019	64,262,779	$13,390	$257,370	$1,395,460	$(20,858)	$1,645,362

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income per consolidated statements of income	$108,808	$116,514
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net (1)	50,547	7,180
Depreciation and amortization	30,000	29,585
Net amortization of securities	8,458	5,699
Gains on sales of loans, net	(61,464)	(17,556)
Compensation expense, long-term incentive plan	3,907	3,553
Deferred income tax provision	(20,600)	(6,400)
Proceeds from sales of loans held for sale	1,869,187	943,309
Purchases and originations of loans held for sale	(1,976,190)	(1,078,222)
Originations of mortgage servicing rights	(20,728)	(11,431)
Earnings on bank-owned life insurance	(3,845)	(4,239)
Net change in other assets	(53,141)	(31,241)
Net change in other liabilities	5,667	(1,625)
Other operating activities, net	30,367	26,874
Net cash from operating activities	(29,027)	(18,000)

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	128,367	125,652
Proceeds from maturities, prepayments and calls of securities available for sale	465,568	306,630
Purchases of securities available for sale	(758,008)	(9,744)
Net proceeds from bank-owned life insurance	592	4,159
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(50)	830
Net change in member bank stock	281	(285)
Net change in LHFI and PPP loans	(1,384,833)	(370,781)
Purchases of premises and equipment	(15,634)	(11,335)
Proceeds from sales of premises and equipment	548	2,374
Proceeds from sales of other real estate	11,434	6,698
Purchases of software	(6,050)	(9,541)
Investments in tax credit and other partnerships	(4,458)	(3,426)
Purchase of insurance book of business	(3,097)	(347)
Net cash used in business acquisition	(4,834)	—
Net cash from investing activities	(1,570,174)	40,884

Financing Activities
Net change in deposits	1,976,856	(110,228)
Net change in federal funds purchased and securities sold under repurchase agreements	(102,186)	326,241
Net change in short-term borrowings	4,272	344
Payments on long-term FHLB advances	(39)	(51)
Payments under finance lease obligations	(1,319)	(1,509)
Common stock dividends	(44,079)	(44,924)
Repurchase and retirement of common stock	(27,538)	(54,416)
Shares withheld to pay taxes, long-term incentive plan	(1,094)	(1,639)
Net cash from financing activities	1,804,873	113,818

Net change in cash and cash equivalents	205,672	136,702
Cash and cash equivalents at beginning of period	358,916	349,561
Cash and cash equivalents at end of period	$564,588	$486,263

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

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 187 offices at September 30, 2020 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

Coronavirus 2019 (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  In response to the outbreak, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing.  The full impact of the COVID-19 pandemic is unknown and rapidly evolving.  It has caused substantial disruption in international and U.S. economies, markets, and employment.  The COVID-19 pandemic may continue to have a significant adverse impact on certain industries Trustmark serves, including restaurants and food services, hotels, retail and energy.

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

Paycheck Protection Program (PPP) Loans

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. A provision in the CARES Act included a $349 billion fund for the creation of the Paycheck Protection Program (PPP) through the Small Business Administration (SBA) and Treasury Department.  The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part, these loans carry a fixed rate of 1.00% per annum with payments deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  Originally, the loans carried a term of two years under SBA rules implemented by the CARES Act, but a June 5, 2020 amendment to the CARES Act provided for a five-year minimum loan term for loans made beginning as of such date, and permitted lenders and borrowers to mutually agree to amend existing two-year loans to have terms of five years.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1.0% to 5.0%, based on the size of the loan.  The SBA stopped accepting applications for PPP loans on August 8, 2020.

At September 30, 2020, Trustmark had outstanding 9,691 PPP loans totaling $944.3 million (net of $25.7 million of deferred fees and costs).  Due to amount and nature of the PPP loans, these loans were not included in the LHFI portfolio and are presented separately in the accompanying consolidated balance sheet. The PPP loans are fully guaranteed by the SBA; therefore, no ACL was estimated for these loans.

Goodwill Impairment Evaluation

Trustmark tests goodwill for impairment at least annually and, more frequently, if events or changes in circumstances indicate that it is more likely than not that there is possible impairment.  Considering the significant negative impact that the ongoing COVID-19 pandemic is having on the U.S. economy, Trustmark has determined that the COVID-19 pandemic represented a triggering event prompting an evaluation of goodwill impairment.  Based on the qualitative evaluation performed, Trustmark concluded that goodwill was not more than likely impaired at September 30, 2020.  However, in light of the on-going impact of the COVID-19 pandemic, Trustmark will continue to monitor its goodwill for possible impairment.

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

At September 30, 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale.  At September 30, 2020, accrued interest receivable totaled $4.2 million for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

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

At September 30, 2020, Trustmark’s securities held to maturity totaled $611.3 million.  The potential credit loss exposure was $31.5 million and consisted of municipal securities.  After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at September 30, 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity.  At September 30, 2020, accrued interest receivable totaled $1.5 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At September 30, 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments.  Trustmark had no securities held to maturity classified as nonaccrual at September 30, 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings.  The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at September 30, 2020 ($ in thousands):

September 30, 2020
Aaa	$579,674
Aa1 to Aa3	26,166
Not Rated (1)	5,440
Total	$611,280

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2020 and December 31, 2019 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$19,318	$189	$(496)	$19,011	$—	$—	$—	$—
Obligations of states and political subdivisions	7,714	601	—	8,315	31,605	375	(12)	31,968
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	60,492	1,665	(1)	62,156	8,244	353	—	8,597
Issued by FNMA and FHLMC	1,259,607	21,265	(953)	1,279,919	78,213	2,776	—	80,989
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	487,567	13,309	(18)	500,858	399,400	22,181	(10)	421,571
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,162	1,316	(9)	52,469	93,818	2,726	(4)	96,540
Total	$1,885,860	$38,345	$(1,477)	$1,922,728	$611,280	$28,411	$(26)	$639,665

December 31, 2019
U.S. Government agency obligations	$22,965	$69	$(707)	$22,327	$3,781	$220	$—	$4,001
Obligations of states and political subdivisions	24,952	513	—	25,465	31,781	434	(53)	32,162
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,196	425	(369)	69,252	10,820	266	(10)	11,076
Issued by FNMA and FHLMC	714,350	2,171	(3,165)	713,356	96,631	286	(370)	96,547
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	656,162	3,777	(1,713)	658,226	485,324	7,026	(656)	491,694
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	113,359	625	(206)	113,778	109,762	1,042	(82)	110,722
Total	$1,600,984	$7,580	$(6,160)	$1,602,404	$738,099	$9,274	$(1,171)	$746,202

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At September 30, 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $9.7 million ($7.3 million, net of tax) compared to approximately $12.1 million ($9.1 million, net of tax) at December 31, 2019.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at September 30, 2020 and December 31, 2019 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$—	$—	$11,347	$(496)	$11,347	$(496)
Obligations of states and political subdivisions	—	—	6,221	(12)	6,221	(12)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	353	(1)	—	—	353	(1)
Issued by FNMA and FHLMC	399,494	(953)	—	—	399,494	(953)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	11,155	(28)	—	—	11,155	(28)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	15,029	(4)	663	(9)	15,692	(13)
Total	$426,031	$(986)	$18,231	$(517)	$444,262	$(1,503)

December 31, 2019
U.S. Government agency obligations	$6,585	$(105)	$12,886	$(602)	$19,471	$(707)
Obligations of states and political subdivisions	—	—	6,216	(53)	6,216	(53)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	23,544	(107)	18,529	(272)	42,073	(379)
Issued by FNMA and FHLMC	112,879	(230)	278,120	(3,305)	390,999	(3,535)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	158,341	(738)	151,271	(1,631)	309,612	(2,369)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,312	(167)	14,155	(121)	65,467	(288)
Total	$352,661	$(1,347)	$481,177	$(5,984)	$833,838	$(7,331)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Prior to the adoption of FASB ASU 2016-13, Trustmark did not consider these investments to be other-than-temporarily impaired at September 30, 2019.  There were no other-than-temporary impairments for the nine months ended September 30, 2019.

Security Gains and Losses

During the three and nine months ended September 30, 2020 and 2019, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $1.991 billion and $1.770 billion at September 30, 2020 and December 31, 2019, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both September 30, 2020 and December 31, 2019, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2020, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,667	$4,719	$20,900	$21,018
Due after one year through five years	1,543	1,589	10,705	10,950
Due after five years through ten years	2,096	2,051	—	—
Due after ten years	18,726	18,967	—	—
	27,032	27,326	31,605	31,968
Mortgage-backed securities	1,858,828	1,895,402	579,675	607,697
Total	$1,885,860	$1,922,728	$611,280	$639,665

Note 3 – LHFI and Allowance for Credit Losses, LHFI

Trustmark adopted the amendments of FASB ASU 2016-13, on January 1, 2020.  The amendments of ASU 2016-13 created FASB Accounting Standards Codification (ASC) Topic 326, “Financial Instruments – Credit Losses,” which, among other things, replace much of the guidance and disclosures previously provided in FASB ASC Topic 310, “Receivables.”  The guidance in FASB ASC Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  In accordance with FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” Trustmark has developed an ACL methodology effective January 1, 2020, which replaces its previous allowance for loan losses methodology.  See the section captioned “Allowance for Credit Losses (ACL)” within this note for additional information regarding Trustmark’s ACL.  Trustmark adopted FASB ASC Topic 326 using the modified retrospective approach prescribed by the amendments of ASU 2016-13; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

At September 30, 2020 and December 31, 2019, LHFI consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$494,519	$1,162,791
Other secured by 1-4 family residential properties (1)	547,148	1,855,913
Secured by nonfarm, nonresidential properties	2,707,627	2,475,245
Other real estate secured	887,792	724,480
Other loans secured by real estate: (1)
Other construction	891,428	—
Secured by 1-4 family residential properties	1,228,252	—
Commercial and industrial loans	1,398,468	1,477,896
Consumer loans	163,933	175,738
State and other political subdivision loans	935,349	967,944
Other commercial loans (1)	593,212	495,621
LHFI	9,847,728	9,335,628
Less ACL	122,010	84,277
Net LHFI	$9,725,718	$9,251,351
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

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI.  At September 30, 2020, accrued interest receivable for LHFI totaled $37.4 million with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At September 30, 2020, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

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

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2020 and 2019.

The following table provides the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest as of September 30, 2020 ($ in thousands):

	September 30, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$517	$786	$—
Other secured by 1-4 family residential properties	1,928	4,298	299
Secured by nonfarm, nonresidential properties	6,951	10,272	—
Other real estate secured	61	565	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	11,087	359
Commercial and industrial loans	13,465	16,813	—
Consumer loans	—	96	124
State and other political subdivision loans	—	4,019	—
Other commercial loans	—	5,920	—
Total	$22,922	$53,856	$782

The following table provides an aging analysis of the amortized cost basis of past due LHFI at September 30, 2020 ($ in thousands):

	September 30, 2020
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$867	$262	$186	$1,315	$493,204	$494,519
Other secured by 1-4 family residential properties	906	664	908	2,478	544,670	547,148
Secured by nonfarm, nonresidential properties	172	93	881	1,146	2,706,481	2,707,627
Other real estate secured	15	107	—	122	887,670	887,792
Other loans secured by real estate:
Other construction	—	—	—	—	891,428	891,428
Secured by 1-4 family residential properties	2,882	1,034	3,857	7,773	1,220,479	1,228,252
Commercial and industrial loans	740	340	1,922	3,002	1,395,466	1,398,468
Consumer loans	899	226	124	1,249	162,684	163,933
State and other political subdivision loans	—	—	177	177	935,172	935,349
Other commercial loans	46	520	401	967	592,245	593,212
Total	$6,527	$3,246	$8,456	$18,229	$9,829,499	$9,847,728

The following table provides an aging analysis of past due and nonaccrual LHFI by loan class at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$380	$256	$—	$636	$897	$1,161,258	$1,162,791
Secured by 1-4 family residential properties	5,254	940	211	6,405	16,810	1,832,698	1,855,913
Secured by nonfarm, nonresidential properties	1,698	—	—	1,698	7,700	2,465,847	2,475,245
Other real estate secured	8	—	—	8	1,032	723,440	724,480
Commercial and industrial loans	617	12	39	668	21,775	1,455,453	1,477,896
Consumer loans	2,208	380	392	2,980	108	172,650	175,738
State and other political subdivision loans	76	—	—	76	4,079	963,789	967,944
Other loans	152	4	—	156	825	494,640	495,621
Total	$10,393	$1,592	$642	$12,627	$53,226	$9,269,775	$9,335,628
(1)	Past due 90 days or more but still accruing interest.

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

No material interest income was recognized in the income statement on impaired LHFI for the periods ended September 30, 2019.

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

At September 30, 2020 and 2019, LHFI classified as TDRs totaled $25.4 million and $30.5 million, respectively, and were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $13.3 million and $20.2 million at September 30, 2020 and 2019, respectively.  The remaining TDRs at September 30, 2020 and 2019 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $4.2 million of unused commitments on TDRs at September 30, 2020 compared to $7.9 million of unused commitments on TDRs at September 30, 2019.

At September 30, 2020, TDRs had a related ACL of $2.6 million, compared to a related allowance for loan loss of $2.9 million at September 30, 2019, and resulted in charge-offs of $2.3 million and $472 thousand for the nine months ended September 30, 2020 and 2019, respectively.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	3	$87	$89	4	$113	$102
Commercial and industrial loans	1	48	47	—	—	—
Total	4	$135	$136	4	$113	$102

	Nine Months Ended September 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	11	$794	$800	11	$992	$980
Secured by nonfarm, nonresidential properties	1	139	139	1	5,055	5,055
Commercial and industrial loans	3	1,630	1,629	8	9,167	9,054
Consumer loans	6	26	26	2	30	30
State and other political subdivision loans	2	3,902	3,872	—	—	—
Total	23	$6,491	$6,466	22	$15,244	$15,119

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	4	$484	1	$46
Secured by nonfarm, nonresidential properties	1	139	—	—
Commercial and industrial loans	1	82	8	254
Consumer loans	—	—	1	27
Total	6	$705	10	$327

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

The following tables detail LHFI classified as TDRs by loan class at September 30, 2020 and 2019 ($ in thousands):

	September 30, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$13	$13
Other secured by 1-4 family residential properties	18	3,689	3,707
Secured by nonfarm, nonresidential properties	—	2,970	2,970
Commercial and industrial loans	1,500	13,198	14,698
Consumer loans	16	19	35
State and other political subdivision loans	—	3,842	3,842
Other commercial loans	—	125	125
Total TDRs	$1,534	$23,856	$25,390

	September 30, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$18	$18
Secured by 1-4 family residential properties	101	3,373	3,474
Secured by nonfarm, nonresidential properties	—	5,243	5,243
Commercial and industrial loans	1,246	20,262	21,508
Consumer loans	—	23	23
Other loans	—	244	244
Total TDRs	$1,347	$29,163	$30,510

On March 27, 2020, the CARES Act, a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19- related modifications and specified that COVID-19 related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  Trustmark modified 2,812 individual loans with aggregate principal balances totaling $1.327 billion through September 30, 2020 without treating such modifications as TDRs.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2020 ($ in thousands):

	September 30, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,024	$—	$—	$—	$—	$1,024
Other secured by 1-4 family residential properties	474	—	—	—	—	474
Secured by nonfarm, nonresidential properties	13,527	—	—	—	—	13,527
Other real estate secured	61	—	—	—	—	61
Other loans secured by real estate:
Other construction	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,453	—	—	—	—	1,453
Commercial and industrial loans	96	798	5,174	155	8,660	14,883
Consumer loans	—	—	—	—	—	—
State and other political subdivision loans	4,019	—	—	—	—	4,019
Other commercial loans	623	—	1,983	—	3,120	5,726
Total	$21,277	$798	$7,157	$155	$11,780	$41,167

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

•

Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts, equipment and other non-real estate collateral. One loan relationship experienced a decline in fair value due to general deterioration during the third quarter of 2020 to the collateral that secures the relationship. There were no other significant changes to the collateral that secures these financial assets during the period.

•

State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

•

Other commercial loans - Loans within this loan class are secured by liens on real estate properties or priority status of a UCC agreement for non-real estate collateral. One loan relationship experienced a decline in fair value due to general deterioration during the third quarter of 2020 to the real estate collateral that secures the relationship. There were no other significant changes to the collateral that secures these financial assets during the period.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed ($ in thousands):

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of September 30, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$226,639	$96,572	$33,263	$4,709	$3,424	$4,336	$29,238	$398,181
Special Mention - RR 7	268	—	—	—	—	—	—	268
Substandard - RR 8	6,304	4,194	1,372	34	680	23	—	12,607
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	233,211	100,766	34,635	4,743	4,104	4,401	29,238	411,098

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$28,504	$23,022	$18,840	$10,616	$11,869	$6,610	$8,288	$107,749
Special Mention - RR 7	46	43	—	—	—	—	—	89
Substandard - RR 8	934	82	981	353	305	613	4,150	7,418
Doubtful - RR 9	31	—	—	—	—	—	—	31
Total	29,515	23,147	19,821	10,969	12,174	7,223	12,438	115,287

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$545,273	$503,516	$435,877	$326,971	$274,113	$333,242	$110,298	$2,529,290
Special Mention - RR 7	6,330	6,916	13,487	4,551	5,053	15,227	—	51,564
Substandard - RR 8	14,093	22,207	3,515	13,092	35,939	34,326	2,130	125,302
Doubtful - RR 9	55	167	—	—	217	318	—	757
Total	565,751	532,806	452,879	344,614	315,322	383,113	112,428	2,706,913

Other real estate secured:
Pass - RR 1 through RR 6	$107,988	$206,213	$303,645	$107,141	$110,083	$27,682	$11,336	$874,088
Special Mention - RR 7	—	—	—	—	—	858	—	858
Substandard - RR 8	11,076	148	18	—	566	501	—	12,309
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	119,064	206,361	303,663	107,141	110,649	29,041	11,336	887,255

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of September 30, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$113,727	$564,093	$194,012	$13,346	$1,605	$—	$4,060	$890,843
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	585	—	—	—	—	—	—	585
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	114,312	564,093	194,012	13,346	1,605	—	4,060	891,428

Commercial and industrial loans:
Pass - RR 1 through RR 6	$433,771	$184,698	$104,647	$83,887	$74,401	$49,508	$394,527	$1,325,439
Special Mention - RR 7	844	—	177	—	—	—	3,000	4,021
Substandard - RR 8	5,824	1,731	15,519	3,781	2,286	5,800	33,604	68,545
Doubtful - RR 9	178	219	—	—	38	4	24	463
Total	440,617	186,648	120,343	87,668	76,725	55,312	431,155	1,398,468

State and other political subdivision loans:
Pass - RR 1 through RR 6	$141,729	$84,369	$51,181	$116,529	$135,190	$396,607	$832	$926,437
Special Mention - RR 7	—	—	—	—	—	4,000	—	4,000
Substandard - RR 8	—	—	—	293	—	4,619	—	4,912
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	141,729	84,369	51,181	116,822	135,190	405,226	832	935,349

Other commercial loans:
Pass - RR 1 through RR 6	$74,539	$76,935	$23,491	$11,708	$56,530	$51,725	$265,683	$560,611
Special Mention - RR 7	7,917	—	—	—	—	—	11,333	19,250
Substandard - RR 8	127	2,146	686	—	893	—	9,473	13,325
Doubtful - RR 9	—	3	—	—	—	23	—	26
Total	82,583	79,084	24,177	11,708	57,423	51,748	286,489	593,212

Total commercial LHFI	$1,726,782	$1,777,274	$1,200,711	$697,011	$713,192	$936,064	$887,976	$7,939,010

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of September 30, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$32,812	$34,108	$8,758	$2,382	$1,576	$3,347	$—	$82,983
Past due 30-89 days	—	—	241	—	—	74	—	315
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	19	104	—	123
Total	32,812	34,108	8,999	2,382	1,595	3,525	—	83,421

Other secured by 1-4 family residential properties:
Current	$18,709	$13,768	$13,212	$4,295	$2,142	$14,300	$360,724	$427,150
Past due 30-89 days	126	297	—	15	58	186	538	1,220
Past due 90 days or more	—	15	12	—	—	—	272	299
Nonaccrual	8	33	110	436	—	462	2,143	3,192
Total	18,843	14,113	13,334	4,746	2,200	14,948	363,677	431,861

Secured by nonfarm, nonresidential properties:
Current	$698	$—	$—	$4	$—	$12	$—	$714
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	698	—	—	4	—	12	—	714

Other real estate secured:
Current	$139	$—	$41	$38	$102	$217	$—	$537
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	139	—	41	38	102	217	—	537

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of September 30, 2020	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$217,950	$226,130	$194,593	$102,945	$119,707	$352,569	$—	$1,213,894
Past due 30-89 days	256	—	71	274	1,127	1,180	—	2,908
Past due 90 days or more	7	—	—	—	181	171	—	359
Nonaccrual	148	839	2,051	439	241	7,373	—	11,091
Total	218,361	226,969	196,715	103,658	121,256	361,293	—	1,228,252

Consumer loans:
Current	$54,252	$32,198	$16,771	$4,956	$1,625	$617	$52,170	$162,589
Past due 30-89 days	329	40	70	168	10	5	503	1,125
Past due 90 days or more	24	1	19	—	—	—	79	123
Nonaccrual	11	6	59	16	3	—	1	96
Total	54,616	32,245	16,919	5,140	1,638	622	52,753	163,933

Total consumer LHFI	$325,469	$307,435	$236,008	$115,968	$126,791	$380,617	$416,430	$1,908,718

Total LHFI	$2,052,251	$2,084,709	$1,436,719	$812,979	$839,983	$1,316,681	$1,304,406	$9,847,728

The table below presents LHFI by loan class and credit quality indicator at December 31, 2019 ($ in thousands):

	December 31, 2019
	Commercial LHFI
	Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,075,146	$—	$15,726	$42	$1,090,914
Secured by 1-4 family residential properties	116,592	45	6,355	41	123,033
Secured by nonfarm, nonresidential properties	2,430,761	—	44,001	328	2,475,090
Other real estate secured	721,238	—	2,547	—	723,785
Commercial and industrial loans	1,407,837	909	68,262	888	1,477,896
Consumer loans	—	—	—	—	—
State and other political subdivision loans	957,948	4,650	5,346	—	967,944
Other loans	469,095	3,445	16,926	30	489,496
Total	$7,178,617	$9,049	$159,163	$1,329	$7,348,158

	Consumer LHFI
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$71,413	$332	$—	$132	$71,877	$1,162,791
Secured by 1-4 family residential properties	1,710,930	5,922	211	15,817	1,732,880	1,855,913
Secured by nonfarm, nonresidential properties	155	—	—	—	155	2,475,245
Other real estate secured	695	—	—	—	695	724,480
Commercial and industrial loans	—	—	—	—	—	1,477,896
Consumer loans	172,649	2,588	393	108	175,738	175,738
State and other political subdivision loans	—	—	—	—	—	967,944
Other loans	6,125	—	—	—	6,125	495,621
Total	$1,961,967	$8,842	$604	$16,057	$1,987,470	$9,335,628

Past Due LHFS

LHFS past due 90 days or more totaled $121.3 million and $41.6 million at September 30, 2020 and December 31, 2019, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2020 or 2019.

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

During the second quarter of 2020, Trustmark revised its ACL methodology in order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables. Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate.

The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects related to COVID-19, causing an overall decrease in quantitative reserve levels.

Qualitative factors used in the ACL methodology include the following:

•	Lending policies and procedures
•	Economic conditions and concentrations of credit
•	Nature and volume of the portfolio
•	Performance trends
•	External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active: economic conditions and concentrations of credit, performance trends and external factors.

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

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio but cannot be accounted for using any other part of the ACL methodology, e.g., natural disasters, changes in legislation, impacts due to technology and pandemics.  During the third quarter of 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled probability of default (the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals, and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this cannot occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve.  The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings, thus a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve. As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve.  To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions.  In addition, to account for the known changes in risk, a weighted-average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits.

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

The following table disaggregates the ACL and the amortized cost basis of the loans by the measurement methodology used at September 30, 2020 ($ in thousands):

	September 30, 2020
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$10,905	$10,905	$1,024	493,495	$494,519
Other secured by 1-4 family residential properties	—	11,358	11,358	474	546,674	547,148
Secured by nonfarm, nonresidential properties	—	43,762	43,762	13,529	2,694,098	2,707,627
Other real estate secured	—	7,172	7,172	61	887,731	887,792
Other loans secured by real estate:
Other construction	—	10,209	10,209	—	891,428	891,428
Secured by 1-4 family residential properties	—	8,734	8,734	1,453	1,226,799	1,228,252
Commercial and industrial loans	578	12,580	13,158	14,882	1,383,586	1,398,468
Consumer loans	—	6,040	6,040	—	163,933	163,933
State and other political subdivision loans	1,749	1,209	2,958	4,019	931,330	935,349
Other commercial loans	2,295	5,419	7,714	5,725	587,487	593,212
Total	$4,622	$117,388	$122,010	$41,167	$9,806,561	$9,847,728

The following table disaggregates the allowance for loan losses and LHFI balances by the impairment evaluation methodology used at December 31, 2019 ($ in thousands):

	December 31, 2019
	Allowance for Loan Losses			LHFI
	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,260	$8,260	$626	$1,162,165	$1,162,791
Secured by 1-4 family residential properties	35	8,897	8,932	5,464	1,850,449	1,855,913
Secured by nonfarm, nonresidential properties	2,355	23,803	26,158	6,717	2,468,528	2,475,245
Other real estate secured	—	4,024	4,024	68	724,412	724,480
Commercial and industrial loans	707	25,285	25,992	23,458	1,454,438	1,477,896
Consumer loans	—	3,379	3,379	21	175,717	175,738
State and other political subdivision loans	1,809	420	2,229	4,079	963,865	967,944
Other loans	553	4,750	5,303	784	494,837	495,621
Total	$5,459	$78,818	$84,277	$41,217	$9,294,411	$9,335,628

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$119,188	$80,399	$84,277	$79,290
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	(3,039)	—
Allowance for loan losses, acquired loans transfer	—	—	815	—
Acquired loans ACL adjustment	—	—	1,007	—
Loans charged-off	(1,263)	(2,892)	(8,678)	(9,862)
Recoveries	2,325	2,680	7,102	6,662
Net (charge-offs) recoveries	1,062	(212)	(1,576)	(3,200)
PCL	1,760	3,039	40,526	7,136
Balance at end of period	$122,010	$83,226	$122,010	$83,226

The following table details changes in the ACL by loan class for the period presented ($ in thousands):

	Three Months Ended September 30, 2020
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$11,940	$—	$443	$(1,478)	$10,905
Other secured by 1-4 family residential properties	12,716	(18)	75	(1,415)	11,358
Secured by nonfarm, nonresidential properties	36,417	(115)	18	7,442	43,762
Other real estate secured	7,600	—	42	(470)	7,172
Other loans secured by real estate:
Other construction	10,803	—	30	(624)	10,209
Secured by 1-4 family residential properties	10,899	—	18	(2,183)	8,734
Commercial and industrial loans	12,550	(71)	447	232	13,158
Consumer loans	6,397	(384)	375	(348)	6,040
State and other political subdivision loans	3,414	—	—	(456)	2,958
Other commercial loans	6,452	(675)	877	1,060	7,714
Total	$119,188	$(1,263)	$2,325	$1,760	$122,010

The decreases in the PCL for loans and other loans secured by real estate during the three months ended September 30, 2020 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP and Prime Rate.

During the third quarter of 2020, Trustmark conducted a review of significantly impacted borrowers that received one or more payment concessions and other borrowers in industries significantly impacted by COVID-19. The increases in the PCL for loans secured by nonfarm, nonresidential properties and other commercial loans during the three months ended September 30, 2020 were primarily due to downgrades that resulted from the in-depth portfolio review for those loans affected by the COVID-19 pandemic.

The following table details changes in the ACL by loan class for the period presented ($ in thousands):

	Nine Months Ended September 30, 2020
	Balance at Beginning of Period	FASB ASU 2016-13 Adoption Adjustment	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,371	$(188)	$(7)	$629	$4,100	$10,905
Other secured by 1-4 family residential properties	5,888	4,188	(118)	221	1,179	11,358
Secured by nonfarm, nonresidential properties	26,158	(8,179)	(2,563)	524	27,822	43,762
Other real estate secured	4,024	(765)	(8)	60	3,861	7,172
Other loans secured by real estate:
Other construction	1,889	3,202	—	70	5,048	10,209
Secured by 1-4 family residential properties	3,044	2,891	(19)	124	2,694	8,734
Commercial and industrial loans	25,992	(8,964)	(1,350)	1,180	(3,700)	13,158
Consumer loans	3,379	2,059	(1,745)	1,316	1,031	6,040
State and other political subdivision loans	2,229	2,455	—	—	(1,726)	2,958
Other commercial loans	5,303	2,084	(2,868)	2,978	217	7,714
Total	$84,277	$(1,217)	$(8,678)	$7,102	$40,526	$122,010

The increases in the PCL for loans and other loans secured by real estate and consumer loans during the nine months ended September 30, 2020 were primarily due to the negative impact of COVID-19 on the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate.

The PCL for the commercial and industrial loan portfolio decreased $3.7 million during the nine months ended September 30, 2020 primarily due to loans that had been specifically reserved for being charged down, upgrades on loans from substandard to pass, paydowns as well as a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.  The decrease in the PCL for state and other political subdivision loans of $1.7 million was primarily due to a decrease in reserves based on routine updates to the qualitative portion of the allowance calculation.

The following table details changes in the allowance for loan losses, LHFI by loan class for the period presented ($ in thousands):

	2019
	Balance January 1,	Charge-offs	Recoveries	Provision for Loan Losses	Balance September 30,
Loans secured by real estate:
Construction, land development and other land	$7,390	$(35)	$807	$(461)	$7,701
Secured by 1-4 family residential properties	8,641	(310)	530	(417)	8,444
Secured by nonfarm, nonresidential properties	22,376	(261)	285	2,802	25,202
Other real estate secured	3,450	—	22	82	3,554
Commercial and industrial loans	27,359	(3,090)	980	3,618	28,867
Consumer loans	2,890	(1,712)	1,432	702	3,312
State and other political subdivision loans	990	—	—	(518)	472
Other loans	6,194	(4,454)	2,606	1,328	5,674
Total	$79,290	$(9,862)	$6,662	$7,136	$83,226

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

At December 31, 2019, acquired loans consisted of the following ($ in thousands):

December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$4,771
Secured by 1-4 family residential properties	17,525
Secured by nonfarm, nonresidential properties	38,206
Other real estate secured	3,946
Commercial and industrial loans	5,035
Consumer loans	520
Other loans	2,598
Acquired loans	72,601
Less allowance for loan losses, acquired loans	815
Net acquired loans	$71,786

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2019	$102,890	$2,811
Transfers (2)	—	(2,926)
Accretion to interest income	5,532	115
Payments received, net	(37,230)	—
Other (3)	178	—
Change in allowance for loan losses, acquired loans	416	—
Carrying value, net at December 31, 2019	71,786	—
FASB ASU 2016-13 adoption adjustment	(71,786)	—
Accretion to interest income	—	—
Payments received, net	—	—
Other (3)	—	—
Change in allowance for loan losses, acquired loans	—	—
Carrying value, net at September 30, 2020	$—	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Subtopic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Nine Months Ended September 30,
	2020	2019
Accretable yield at beginning of period	$(14,816)	$(17,722)
FASB ASU 2016-13 adoption adjustment	14,816	—
Accretion to interest income	—	4,290
Disposals, net	—	1,903
Reclassification from nonaccretable difference (1)	—	(3,596)
Accretable yield at end of period	$—	$(15,125)

(1)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following table presents the components of the allowance for loan losses on acquired loans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$—	$1,398	$815	$1,231
FASB ASU 2016-13 adoption adjustment	—	—	(815)	—
Net (charge-offs) recoveries	—	(9)	—	(26)
Provision for loan losses, acquired loans	—	(140)	—	44
Balance at end of period	$—	$1,249	$—	$1,249

The table below presents the acquired loans by loan class and credit quality indicator at December 31, 2019 ($ in thousands):

	December 31, 2019
		Commercial Loans
		Pass - Categories 1-6	Special Mention - Category 7	Substandard - Category 8	Doubtful - Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land		$4,022	$—	$192	$—	$4,214
Secured by 1-4 family residential properties		3,164	42	580	—	3,786
Secured by nonfarm, nonresidential properties		27,848	—	9,972	386	38,206
Other real estate secured		3,878	—	68	0	3,946
Commercial and industrial loans		3,419	—	—	1,616	5,035
Consumer loans		—	—	—	—	—
Other loans		2,591	—	7	—	2,598
Total acquired loans		$44,922	$42	$10,819	$2,002	$57,785

	Consumer Loans
	Current	Past Due 30-89 Days	Past Due 90 Days or More	Nonaccrual (1)	Subtotal	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$463	$94	$—	$—	$557	$4,771
Secured by 1-4 family residential properties	12,843	615	281	—	13,739	17,525
Secured by nonfarm, nonresidential properties	—	—	—	—	—	38,206
Other real estate secured	—	—	—	—	—	3,946
Commercial and industrial loans	—	—	—	—	—	5,035
Consumer loans	489	31	—	—	520	520
Other loans	—	—	—	—	—	2,598
Total acquired loans	$13,795	$740	$281	$—	$14,816	$72,601

(1)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due
	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$94	$—	$38	$132	$—	$4,639	$4,771
Secured by 1-4 family residential properties	696	131	366	1,193	—	16,332	17,525
Secured by nonfarm, nonresidential properties	36	—	851	887	—	37,319	38,206
Other real estate secured	1	—	52	53	—	3,893	3,946
Commercial and industrial loans	—	—	—	—	—	5,035	5,035
Consumer loans	16	15	—	31	—	489	520
Other loans	—	—	—	—	—	2,598	2,598
Total acquired loans	$843	$146	$1,307	$2,296	$—	$70,305	$72,601

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

Note 5 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$79,394	$95,596
Origination of servicing assets	20,728	11,431
Change in fair value:
Due to market changes	(27,098)	(25,126)
Due to run-off	(11,411)	(8,885)
Balance at end of period	$61,613	$73,016

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At September 30, 2020, the fair value of the MSR included an assumed average prepayment speed of 16 CPR and an average discount rate of 9.59% compared to an assumed average prepayment speed of 13 CPR and an average discount rate of 10.04% at September 30, 2019.

Mortgage Loans Serviced/Sold

During the first nine months of 2020 and 2019, Trustmark sold $1.808 billion and $925.8 million, respectively, of residential mortgage loans.  Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $82.9 million for the first nine months of 2020 compared to $22.3 million for the first nine months of 2019.

The table below details the mortgage loans sold and serviced for others at September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Federal National Mortgage Association	$4,547,696	$4,411,914
Government National Mortgage Association	2,879,122	2,652,782
Federal Home Loan Mortgage Corporation	57,684	73,134
Other	16,931	19,404
Total mortgage loans sold and serviced for others	$7,501,433	$7,157,234

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  The total mortgage loan servicing putback expenses are included in other expense.  At September 30, 2020 and 2019, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand and $577 thousand, respectively.

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

Note 6 – Other Real Estate

At September 30, 2020, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$29,248	$34,668
Additions	496	5,684
Disposals	(11,823)	(6,574)
Write-downs	(1,673)	(1,804)
Balance at end of period	$16,248	$31,974

Gains (losses), net on the sale of other real estate included in other real estate expense	$(388)	$124

At September 30, 2020 and December 31, 2019, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Construction, land development and other land properties	$7,697	$11,482
1-4 family residential properties	1,351	3,453
Nonfarm, nonresidential properties	7,200	14,313
Total other real estate	$16,248	$29,248

At September 30, 2020 and December 31, 2019, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Alabama	$3,725	$8,133
Florida	3,665	5,877
Mississippi (1)	8,718	14,919
Tennessee (2)	140	319
Texas	—	—
Total other real estate	$16,248	$29,248

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At September 30, 2020 and December 31, 2019, the balance of other real estate included $1.4 million and $3.5 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At September 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $245 thousand and $953 thousand, respectively.

Note 7 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance leases
Amortization of right-of-use assets	$449	$520	$1,427	$1,665
Interest on lease liabilities	62	75	194	236
Operating lease cost	1,306	1,303	3,885	3,892
Short-term lease cost	104	85	324	288
Variable lease cost	304	349	983	1,039
Sublease income	(84)	(81)	(246)	(250)
Net lease cost	$2,141	$2,251	$6,567	$6,870

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Finance leases
Operating cash flows included in operating activities	$194	$779
Financing cash flows included in payments under finance lease obligations	1,319	1,509
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	3,739	3,759
Operating cash flows (liability reduction) included in other operating activities, net	2,896	2,850

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Finance lease right-of-use assets, net of accumulated depreciation	$7,900	$9,326
Finance lease liabilities	8,201	9,520
Operating lease right-of-use assets	30,508	31,182
Operating lease liabilities	31,838	32,354

Weighted-average lease term
Finance leases	8.56 years	8.62 years
Operating leases	8.72 years	9.05 years

Weighted-average discount rate
Finance leases	3.07%	3.01%
Operating leases	3.40%	3.51%

At September 30, 2020, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$456	$1,250
2021	1,615	4,872
2022	1,556	4,378
2023	871	4,265
2024	572	4,371
Thereafter	4,452	17,982
Total minimum lease payments	9,522	37,118
Less imputed interest	(1,321)	(5,280)
Lease liabilities	$8,201	$31,838

Note 8 – Deposits

At September 30, 2020 and December 31, 2019, deposits consisted of the following ($ in thousands):

	September 30, 2020	December 31, 2019
Noninterest-bearing demand	$3,964,023	$2,891,215
Interest-bearing demand	3,486,959	3,125,914
Savings	4,298,004	3,590,509
Time	1,473,427	1,637,919
Total	$13,222,413	$11,245,557

Note 9 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $141.4 million and $105.6 million at September 30, 2020 and December 31, 2019, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of September 30, 2020, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$70,185	$—
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	48,418	24,282
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	14,220	29,290
Total securities sold under repurchase agreements	$132,823	$53,572

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net.  Other real estate sales for the three and nine months ended September 30, 2020 resulted in net losses of $133 thousand and $388 thousand, respectively, compared to a net loss of $122 thousand and a net gain of $124 thousand for the three and nine months ended September 30, 2019, respectively.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$7,557	$—	$7,557	$11,041	$—	$11,041
Bank card and other fees	7,019	1,817	8,836	6,959	1,383	8,342
Mortgage banking, net	—	36,439	36,439	—	8,171	8,171
Wealth management	54	—	54	92	—	92
Other, net	1,496	40	1,536	1,792	138	1,930
Total noninterest income	$16,126	$38,296	$54,422	$19,884	$9,692	$29,576

Wealth Management Segment
Service charges on deposit accounts	$20	$—	$20	$24	$—	$24
Bank card and other fees	7	—	7	7	—	7
Wealth management	7,625	—	7,625	7,599	—	7,599
Other, net	27	15	42	22	32	54
Total noninterest income	$7,679	$15	$7,694	$7,652	$32	$7,684

Insurance Segment
Insurance commissions	$11,562	$—	$11,562	$11,072	$—	$11,072
Other, net	23	—	23	5	—	5
Total noninterest income	$11,585	$—	$11,585	$11,077	$—	$11,077

Consolidated
Service charges on deposit accounts	$7,577	$—	$7,577	$11,065	$—	$11,065
Bank card and other fees	7,026	1,817	8,843	6,966	1,383	8,349
Mortgage banking, net	—	36,439	36,439	—	8,171	8,171
Insurance commissions	11,562	—	11,562	11,072	—	11,072
Wealth management	7,679	—	7,679	7,691	—	7,691
Other, net	1,546	55	1,601	1,819	170	1,989
Total noninterest income	$35,390	$38,311	$73,701	$38,613	$9,724	$48,337
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

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$23,949	$—	$23,949	$31,638	$—	$31,638
Bank card and other fees	20,294	1,600	21,894	20,986	2,508	23,494
Mortgage banking, net	—	97,667	97,667	—	21,908	21,908
Wealth management	219	—	219	280	—	280
Other, net	4,614	1,306	5,920	6,369	(392)	5,977
Total noninterest income	$49,076	$100,573	$149,649	$59,273	$24,024	$83,297

Wealth Management Segment
Service charges on deposit accounts	$57	$—	$57	$71	$—	$71
Bank card and other fees	21	—	21	50	—	50
Wealth management	23,568	—	23,568	22,636	—	22,636
Other, net	77	37	114	283	87	370
Total noninterest income	$23,723	$37	$23,760	$23,040	$87	$23,127

Insurance Segment
Insurance commissions	$34,980	$—	$34,980	$33,032	$—	$33,032
Other, net	87	—	87	11	—	11
Total noninterest income	$35,067	$—	$35,067	$33,043	$—	$33,043

Consolidated
Service charges on deposit accounts	$24,006	$—	$24,006	$31,709	$—	$31,709
Bank card and other fees	20,315	1,600	21,915	21,036	2,508	23,544
Mortgage banking, net	—	97,667	97,667	—	21,908	21,908
Insurance commissions	34,980	—	34,980	33,032	—	33,032
Wealth management	23,787	—	23,787	22,916	—	22,916
Other, net	4,778	1,343	6,121	6,663	(305)	6,358
Total noninterest income	$107,866	$100,610	$208,476	$115,356	$24,111	$139,467
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$64	$53	$191	$159
Interest cost	60	90	181	270
Expected return on plan assets	(39)	(51)	(116)	(152)
Recognized net loss due to lump sum settlements	40	47	80	141
Recognized net actuarial loss	82	92	245	278
Net periodic benefit cost	$207	$231	$581	$696

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$19	$27	$58	$82
Interest cost	388	502	1,189	1,544
Amortization of prior service cost	37	62	112	187
Recognized net actuarial loss	237	155	719	471
Net periodic benefit cost	$681	$746	$2,078	$2,284

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2020
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	146,508	304,693
Granted	—	1,500
Released from restriction	—	(2,031)
Forfeited	(1,640)	(1,967)
Nonvested shares, end of period	144,868	302,195

	Nine Months Ended September 30, 2020
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	149,914	300,006
Granted	53,450	123,060
Released from restriction	(36,357)	(109,537)
Forfeited	(22,139)	(11,334)
Nonvested shares, end of period	144,868	302,195

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Performance awards and units	$417	$481	$360	$1,043
Time-vested awards and units	822	791	3,547	2,510
Total compensation expense	$1,239	$1,272	$3,907	$3,553

Note 13 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At September 30, 2020 and 2019, Trustmark had unused commitments to extend credit of $4.647 billion and $4.205 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At September 30, 2020 and 2019, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $109.3 million and $103.1 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of September 30, 2020 and 2019, the fair value of collateral held was $22.5 million and $28.7 million, respectively.

Trustmark adopted FASB ASC Topic 326, effective January 1, 2020, which requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2020.

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance at beginning of period	$42,663	$—
FASB ASU 2016-13 adoption adjustment	—	29,638
Credit loss expense related to off-balance sheet credit exposures	(3,004)	10,021
Balance at end of period	$39,659	$39,659

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense.  The decrease in the ACL on off-balance sheet credit exposures for the three months ended September 30, 2020 was primarily due to improvements in the macroeconomic forecasts.   The increase in the ACL on off-balance sheet credit exposures for the nine months ended September 30, 2020 was primarily due to net changes in the economic forecast due to the negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

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

Note 14 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic shares	63,423	64,359	63,531	64,755
Dilutive shares	159	156	134	135
Diluted shares	63,582	64,515	63,665	64,890

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average antidilutive stock awards	60	—	61	85

Note 15 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Income taxes paid	$36,211	$17,277
Interest expense paid on deposits and borrowings	35,246	64,881
Noncash transfers from loans to other real estate	496	5,684
Finance right-of-use assets resulting from lease liabilities	—	9,823
Operating right-of-use assets resulting from lease liabilities	2,368	33,180
Transfer of long-term FHLB advances to short-term	651	—

Note 16 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2019 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at September 30, 2020 and December 31, 2019.  Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2020 and December 31, 2019 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,358,889	11.36%	7.00%	n/a
Trustmark National Bank	1,384,436	11.57%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,418,889	11.86%	8.50%	n/a
Trustmark National Bank	1,384,436	11.57%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,541,261	12.88%	10.50%	n/a
Trustmark National Bank	1,506,808	12.60%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,418,889	9.20%	4.00%	n/a
Trustmark National Bank	1,384,436	9.00%	4.00%	5.00%

At December 31, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,312,668	11.93%	7.00%	n/a
Trustmark National Bank	1,352,893	12.30%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,372,668	12.48%	8.50%	n/a
Trustmark National Bank	1,352,893	12.30%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,457,760	13.25%	10.50%	n/a
Trustmark National Bank	1,437,985	13.07%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,372,668	10.48%	4.00%	n/a
Trustmark National Bank	1,352,893	10.35%	4.00%	5.00%

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

On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark may begin repurchases under the program at any time at Management’s discretion and subject to any necessary regulatory approvals, but there is no guarantee that the program will be reinstated or as to the number of shares that will be repurchased, if any, by Trustmark.

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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(7,707)	$1,926	$(5,781)	$4,154	$(1,038)	$3,116
Change in net unrealized holding loss on securities transferred to held to maturity	804	(201)	603	849	(212)	637
Total securities available for sale and transferred securities	(6,903)	1,725	(5,178)	5,003	(1,250)	3,753
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	37	(9)	28	62	(16)	46
Recognized net loss due to lump sum settlements	40	(10)	30	47	(13)	34
Change in net actuarial loss	319	(80)	239	247	(61)	186
Total pension and other postretirement benefit plans	396	(99)	297	356	(90)	266
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	—	—	—	19	(5)	14
Reclassification adjustment for (gain) loss realized in net income	—	—	—	(101)	26	(75)
Total cash flow hedge derivatives	—	—	—	(82)	21	(61)
Total other comprehensive income (loss)	$(6,507)	$1,626	$(4,881)	$5,277	$(1,319)	$3,958

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$35,448	$(8,863)	$26,585	$43,057	$(10,764)	$32,293
Change in net unrealized holding loss on securities transferred to held to maturity	2,443	(611)	1,832	2,852	(713)	2,139
Total securities available for sale and transferred securities	37,891	(9,474)	28,417	45,909	(11,477)	34,432
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	112	(28)	84	187	(47)	140
Recognized net loss due to lump sum settlements	80	(20)	60	141	(36)	105
Change in net actuarial loss	964	(241)	723	749	(187)	562
Total pension and other postretirement benefit plans	1,156	(289)	867	1,077	(270)	807
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	—	—	—	(145)	36	(109)
Reclassification adjustment for (gain) loss realized in net income	—	—	—	(413)	104	(309)
Total cash flow hedge derivatives	—	—	—	(558)	140	(418)
Total other comprehensive income (loss)	$39,047	$(9,763)	$29,284	$46,428	$(11,607)	$34,821

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2020	$(8,017)	$(15,583)	$—	$(23,600)
Other comprehensive income (loss) before reclassification	28,417	—	—	28,417
Amounts reclassified from accumulated other comprehensive income (loss)	—	867	—	867
Net other comprehensive income (loss)	28,417	867	—	29,284
Balance at September 30, 2020	$20,400	$(14,716)	$—	$5,684

Balance at January 1, 2019	$(43,824)	$(12,324)	$469	$(55,679)
Other comprehensive income (loss) before reclassification	34,432	—	(109)	34,323
Amounts reclassified from accumulated other comprehensive income (loss)	—	807	(309)	498
Net other comprehensive income (loss)	34,432	807	(418)	34,821
Balance at September 30, 2019	$(9,392)	$(11,517)	$51	$(20,858)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the nine months ended September 30, 2020 and the year ended December 31, 2019.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$19,011	$—	$19,011	$—
Obligations of states and political subdivisions	8,315	—	8,315	—
Mortgage-backed securities	1,895,402	—	1,895,402	—
Securities available for sale	1,922,728	—	1,922,728	—
Loans held for sale	485,103	—	485,103	—
Mortgage servicing rights	61,613	—	—	61,613
Other assets - derivatives	54,960	644	42,103	12,213
Other liabilities - derivatives	3,353	512	2,841	—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$22,327	$—	$22,327	$—
Obligations of states and political subdivisions	25,465	—	25,465	—
Mortgage-backed securities	1,554,612	—	1,554,612	—
Securities available for sale	1,602,404	—	1,602,404	—
Loans held for sale	226,347	—	226,347	—
Mortgage servicing rights	79,394	—	—	79,394
Other assets - derivatives	17,956	244	16,273	1,439
Other liabilities - derivatives	6,063	4,414	1,649	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2020 and 2019 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(38,509)	32,833
Additions	20,728	—
Sales	—	(22,059)
Balance, September 30, 2020	$61,613	$12,213

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2020	$(27,098)	$19,930

Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(34,011)	5,741
Additions	11,431	—
Sales	—	(4,712)
Balance, September 30, 2019	$73,016	$2,216

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2019	$(25,126)	$924

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at September 30, 2020, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell.  Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  At September 30, 2020, Trustmark had outstanding balances of $41.2 million with a related ACL of $4.6 million in collateral-dependent LHFI.  At December 31, 2019, Trustmark had outstanding balances of $41.2 million with a related allowance of $5.5 million in impaired LHFI that were individually evaluated for impairment and written down to the fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input compared.  Both the collateral-dependent LHFI and the individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $7.6 million were remeasured during the first nine months of 2020, requiring write-downs of $1.6 million to reach their current fair values compared to $12.0 million of foreclosed assets that were remeasured during the first nine months of 2019, requiring write-downs of $1.4 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2020 and December 31, 2019, are as follows ($ in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$564,638	$564,638	$358,916	$358,916
Securities held to maturity	611,280	639,665	738,099	746,202
Level 3 Inputs:
Net LHFI and PPP loans	10,669,988	10,680,458	9,251,351	9,235,674
Net acquired loans (1)	—	—	71,786	71,786

Financial Liabilities:
Level 2 Inputs:
Deposits	13,222,413	13,227,707	11,245,557	11,250,071
Federal funds purchased and securities sold under repurchase agreements	153,834	153,834	256,020	256,020
Other borrowings	178,599	178,600	85,396	85,374
Junior subordinated debt securities	61,856	45,773	61,856	50,722

(1)

Upon adoption of FASB ASC Topic 326 at January 1, 2020, Trustmark elected to account for its existing acquired loans as purchased credit deteriorated loans included within the LHFI portfolio.  See Note 4 – Acquired Loans for additional details.

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and nine months ended September 30, 2020, net gains of $4.1 million and $11.3 million, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net loss of $544 thousand and a net gain of $2.3 million for the three and nine months ended September 30, 2019, respectively.  Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2020 included $2.0 million and $4.8 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.7 million and $4.1 million for the three and nine months ended September 30, 2019, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $147.4 million and $57.1 million at September 30, 2020 and December 31, 2019, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Fair value of LHFS	$337,752	$169,285
LHFS contractual principal outstanding	321,690	164,420
Fair value less unpaid principal	$16,062	$4,865

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

The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in accumulated other comprehensive income (loss) at December 31, 2019.  No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the nine months ended September 30, 2019.  Amounts reported in accumulated other comprehensive income (loss) related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $331.0 million at September 30, 2020 compared to $564.0 million at December 31, 2019.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $815 thousand and a net negative ineffectiveness of $3.7 million for the three months ended September 30, 2020 and 2019, respectively.  For the nine months ended September 30, 2020 and 2019, the impact was a net positive ineffectiveness of $8.7 million and a net negative ineffectiveness of $8.5 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $462.0 million at September 30, 2020, with a negative valuation adjustment of $1.1 million, compared to $209.0 million, with a negative valuation adjustment of $486 thousand, at December 31, 2019.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $393.4 million at September 30, 2020, with a positive valuation adjustment of $12.2 million, compared to $92.1 million, with a positive valuation adjustment of $1.4 million, as of December 31, 2019.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of nonperformance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $1.054 billion related to this program, compared to $893.1 million as of December 31, 2019.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of September 30, 2020 and December 31, 2019, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.5 million and $1.0 million, respectively.  As of September 30, 2020, Trustmark had posted collateral of $1.6 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At both September 30, 2020 and December 31, 2019, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $41.4 million and $37.6 million, respectively.  At September 30, 2020, Trustmark had entered into twenty-one risk participation agreements as a guarantor with an aggregate notional amount of $145.6 million compared to ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million at December 31, 2019. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2020 and December 31, 2019.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2020	December 31, 2019
Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$539	$—
Exchange traded purchased options included in other assets	105	244
OTC written options (rate locks) included in other assets	12,213	1,439
Interest rate swaps included in other assets	41,992	16,209
Credit risk participation agreements included in other assets	111	64
Futures contracts included in other liabilities	—	2,654
Forward contracts included in other liabilities	1,139	486
Exchange traded written options included in other liabilities	512	1,760
Interest rate swaps included in other liabilities	1,483	1,122
Credit risk participation agreements included in other liabilities	219	41

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in other interest expense	$—	$101	$—	$413

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$74	$6,191	$45,955	$18,988
Amount of gain (loss) recognized in bank card and other fees	234	(600)	(1,502)	(1,343)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$—	$14	$—	$(109)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$41,992	$—	$41,992	$—	$—	$41,992

Offsetting of Derivative Liabilities
As of September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,483	$—	$1,483	$—	$(1,483)	$—

Offsetting of Derivative Assets
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,209	$—	$16,209	$—	$—	$16,209

Offsetting of Derivative Liabilities
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,122	$—	$1,122	$—	$(1,390)	$(268)

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General Banking
Net interest income	$104,738	$106,806	$310,517	$315,708
Provision for credit losses	3,973	2,672	40,535	6,961
Noninterest income	54,422	29,576	149,649	83,297
Noninterest expense	98,384	93,103	308,189	273,211
Income before income taxes	56,803	40,607	111,442	118,833
Income taxes	7,971	4,456	14,155	13,973
General banking net income	$48,832	$36,151	$97,287	$104,860

Selected Financial Information
Total assets	$15,255,359	$13,221,723	$15,255,359	$13,221,723
Depreciation and amortization	$10,081	$10,254	$29,297	$28,985

Wealth Management
Net interest income	$1,401	$1,588	$4,481	$5,108
Provision for credit losses	(2,213)	227	(9)	219
Noninterest income	7,694	7,684	23,760	23,127
Noninterest expense	7,067	5,797	22,527	21,187
Income before income taxes	4,241	3,248	5,723	6,829
Income taxes	1,009	812	1,380	1,703
Wealth management net income	$3,232	$2,436	$4,343	$5,126

Selected Financial Information
Total assets	$224,773	$289,977	$224,773	$289,977
Depreciation and amortization	$69	$67	$203	$204

Insurance
Net interest income	$68	$72	$161	$182
Noninterest income	11,585	11,077	35,067	33,043
Noninterest expense	8,508	7,953	25,712	24,577
Income before income taxes	3,145	3,196	9,516	8,648
Income taxes	769	748	2,338	2,120
Insurance net income	$2,376	$2,448	$7,178	$6,528

Selected Financial Information
Total assets	$78,030	$73,086	$78,030	$73,086
Depreciation and amortization	$194	$141	$500	$396

Consolidated
Net interest income	$106,207	$108,466	$315,159	$320,998
Provision for credit losses	1,760	2,899	40,526	7,180
Noninterest income	73,701	48,337	208,476	139,467
Noninterest expense	113,959	106,853	356,428	318,975
Income before income taxes	64,189	47,051	126,681	134,310
Income taxes	9,749	6,016	17,873	17,796
Consolidated net income	$54,440	$41,035	$108,808	$116,514

Selected Financial Information
Total assets	$15,558,162	$13,584,786	$15,558,162	$13,584,786
Depreciation and amortization	$10,344	$10,462	$30,000	$29,585

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At September 30, 2020, TNB had total assets of $15.556 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 187 offices and 2,807 full-time equivalent associates (measured at September 30, 2020) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (2019 Annual Report).

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

Exposure to Stressed Industries

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and the United States economies, markets and employment.  The outbreak has had and may continue to have a significant adverse impact on certain industries Trustmark serves.  The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the loans held for investment (LHFI) portfolio as of September 30, 2020:

•

Restaurants: Aggregate outstanding balance of $119.0 million, credit exposure of $131.0 million, 337 total loans, represents 1.2% of Trustmark’s outstanding LHFI portfolio, 85% of the loans are real estate secured, 35% are full-service restaurants, 63% are limited-service restaurants and 2% are other.

•

Hotels: Aggregate outstanding balance of $380.0 million, credit exposure of $442.0 million, 97 total loans, represents 3.9% of Trustmark’s outstanding LHFI portfolio, 99% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 91% operate under a major hotel chain.

•

Retail (Commercial Real Estate): Aggregate outstanding balance of $473.0 million, credit exposure of $560.0 million, 330 total loans, represents 4.8% of Trustmark’s outstanding LHFI portfolio, 21% are stand-alone buildings with strong essential services tenants, 2% are national grocery store-anchored, 19% are investment grade anchored centers, mall exposure in only one borrower with $5 million outstanding.

•

Energy: Aggregate outstanding balance of $109.5 million, credit exposure of $347.1 million, 127 total loans, represents 1.1% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.

•	Higher Risk Commercial and Industrial: Aggregate outstanding balance of $11.0 million, credit exposure of $14.0 million, one borrower.

During the nine months ended September 30, 2020, Trustmark incurred total credit loss expenses of $50.5 million, primarily due to net changes in the economic forecast due to the negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.  During the third quarter of 2020, Trustmark conducted a review of significantly impacted borrowers that received one or more payment concessions and other borrowers in industries significantly impacted by the COVID-19 pandemic.  Collectively, an aggregate outstanding balance of $1.8 billion was reviewed, which included approximately 80% of borrowers receiving payment concessions, 96% of outstanding hotel loans, 86% of outstanding restaurant loans and 94% of outstanding retail commercial real estate loans.  As a result of this review, approximately $156.1 million of the outstanding balances reviewed were downgraded to a criticized risk rating category, including $68.0 million in hotel loans, $5.0 million in restaurant loans and $15.0 million in retail commercial real estate loans.  Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect Trustmark’s loan portfolio.

Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the Financial Accounting Standards Board (FASB) staff that the federal banking agencies conclude that short-term modifications (e.g., six months) made on a good faith basis to borrowers that were current as of the implementation date of a relief program are not troubled debt restructurings (TDRs).  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a $2 trillion stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  As of September 30, 2020, Trustmark had 2,776 individual loans with aggregate principal balances totaling $1.324 billion which were modified under this guidance, compared to 2,646 individual loans with aggregate principal balances of $1.419 billion at June 30, 2020.  In addition, Trustmark had 36 individual loans with aggregate principal balances totaling $2.6 million at September 30, 2020 which were not eligible under this guidance, but were not classified as a TDR under Trustmark’s existing policies, compared to 46 individual loans with aggregate principal balances of $2.6 million at June 30, 2020.  More of these types of modifications are likely to be executed in the fourth quarter of 2020.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Paycheck Protection Program

A provision in the CARES Act included a $349 billion fund for the creation of the Paycheck Protection Program (PPP) through the Small Business Administration (SBA) and Treasury Department.  The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part, these loans carry a fixed rate of 1.00% per annum with payments deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  Originally, the loans carried a term of two years under SBA rules implemented by the CARES Act, but a June 5, 2020 amendment to the CARES Act provided for a five-year minimum loan term for loans made beginning as of such date, and permitted lenders and borrowers to mutually agree to amend existing two-year loans to have terms of five years.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1.0% to 5.0%, based on the size of the loan.  The SBA began accepting submissions for these PPP loans on April 3, 2020 and reached the limit of funds originally available to disburse under this program on April 16, 2020.  Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020.  The SBA began accepting applications for the new funding on April 27, 2020 and stopped accepting applications on August 8, 2020.  The SBA and Treasury Department have released a series of rules, guidance documents and processes governing all aspects of the PPP, including a streamlined process for loan forgiveness of PPP loans of $50 thousand or less.  Under the CARES Act and interim and final rules released by the federal banking agencies, PPP loans receive a zero percent risk weight for regulatory capital purposes, and if pledged as part of the Paycheck Protection Program Liquidity Facility (PPPLF), are subtracted from the lender’s Tier 1 leverage ratio.  The PPPLF was established by the Federal Reserve Board (FRB) to provide a liquidity source to PPP lenders, through non-recourse credit secured by PPP loans.  The PPPLF will expire on December 31, 2020 unless it is extended by the FRB and Treasury Department.

TNB began submitting applications to the SBA on behalf of its customers on Saturday, April 4, 2020 and began funding those loans on Monday, April 13, 2020.  Through the PPP, TNB had 9,691 loans totaling $970.0 million with an average loan size of $100 thousand outstanding as of September 30, 2020. Net of deferred fees and costs of $25.7 million, PPP loans totaled $944.3 million at September 30, 2020.  Due to the amount and nature of the PPP loans, these loans are not included in Trustmark’s LHFI portfolio and are presented separately in the accompanying consolidated balance sheet.  At September 30, 2020, TNB had $4.0 million of outstanding PPP loans pledged as collateral at the PPPLF.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2020 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years.  During the COVID-19 pandemic, Trustmark remains focused on providing support, advice and solutions to meet its customers’ unique needs.  During the first nine months of 2020, Trustmark experienced strong growth in its fee businesses as noninterest income increased $69.0 million, or 49.5%, when compared to the same time period in 2019.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $512.1 million, or 5.5%, and growth in deposits of $1.977 billion, or 17.6%, during the first nine months of 2020.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark continued to invest in its insurance business with the completion of the acquisition of another Mississippi-based agency during the second quarter of 2020.    Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable December 15, 2020, to shareholders of record on December 1, 2020.

Executive Officer Succession Plans

On October 27, 2020, the Boards of Directors of Trustmark and TNB announced that Gerard R. Host will become Executive Chairman of Trustmark and TNB effective January 1, 2021.  Duane A. Dewey, President and Chief Operating Officer of TNB, will succeed Mr. Host as President and Chief Executive Officer (CEO) of Trustmark and CEO of TNB effective January 1, 2021.  Granville Tate, Jr., who serves as Executive Vice President, Chief Risk Officer and General Counsel of TNB, will assume additional responsibilities as TNB’s Chief Administrative Officer effective January 1, 2021.  He remains Secretary of the Boards of Directors of Trustmark and TNB.  Additionally, Trustmark announced the retirement of Louis E. Greer, Treasurer and Principal Financial Officer of Trustmark and Chief Financial Officer of TNB, effective March 1, 2021. Thomas C. Owens, who has served as Executive Vice President and Bank Treasurer of TNB since 2013, will succeed Mr. Greer as Treasurer and Principal Financial Officer of Trustmark and Chief Financial Officer of TNB effective March 1, 2021.  George T. (“Tom”) Chambers, Jr., who has served as Controller of TNB since 2007, will become Principal Accounting Officer of Trustmark and Executive Vice President and Chief Accounting Officer of TNB effective March 1, 2021.  Maria L. Sugay, who serves as Executive Vice President and Co-Treasurer of TNB, will succeed Mr. Owens as Bank Treasurer effective March 1, 2021.

Recent Economic and Industry Developments

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses.  COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many regions, including the geographical area in which Trustmark operates and industries in which Trustmark regularly extends credit.  For additional information regarding Trustmark’s exposure to industries impacted by the COVID-19 pandemic, please see the section captioned “Exposure to Stressed Industries.”

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of actions by the FRB.  Market interest rates have declined to historical lows.  On March 3, 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%.  On March 15, 2020, the FRB further reduced the target federal funds rate by 100 basis points to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic.  The FRB reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020.  Trustmark expects that these reductions in interest rates, especially if prolonged, could adversely affect its net interest income and margins and its profitability.

In the October 2020 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from August 25, 2020 through October 9, 2020) increased across all Districts at a slight to modest pace; however, changes in economic activities varied greatly by sector.  Reports by the twelve Federal Reserve Districts noted the following during the reporting period:

•

Consumer spending growth remained positive, though some Districts reported a leveling off of retail sales and a slight increase in tourism activity.  Demand for automobiles remained steady, but low inventories constrained sales to varying degrees.  Reports on agriculture conditions were mixed, as some Districts experienced drought conditions.  Restaurateurs in many Districts expressed concerns that cooler weather would slow sales, as they have relied on outdoor dining.

•

Manufacturing activity generally increased at a moderate pace. Prices rose modestly across all Districts. Input costs increased at varying degrees, mostly led by increases in material costs, particularly steel and lumber.  Input costs generally increased faster than consumer prices; however, some sectors, such as construction, manufacturing, retail and wholesale, were able to pass along the higher costs to consumers.  Multiple Districts reported that firms continued to incur additional costs due to the

COVID-19 pandemic, including personal protective equipment, sanitation equipment, testing equipment and technology needed for remote work.
•

Residential housing markets continued to experience steady demand for new and existing homes, with activity constrained by low inventories.  Commercial real estate conditions continued to decline in many Districts, with the exception of warehouse and industrial space where construction and leasing activity remained steady.

•

Employment increased in almost all Districts, though growth remained slow.  Most Districts continued to report tight labor markets, attributing this trend to workers’ health and childcare concerns, with many firms consequently offering increased schedule flexibility.  Wages increased slightly in most Districts.

•

Banking contacts cited increased demand for mortgages as the key driver of overall loan demand.  Banking contacts in many Districts expressed concern that delinquency rates may rise in coming months, citing various reasons.

•

Outlook remained generally optimistic or positive, but with a considerable degree of uncertainty, particularly with regard to the presidential election and the unknown trajectory of the COVID-19 pandemic.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above.  The Federal Reserve’s Eleventh District also noted that energy activity remained depressed, but started to show signs of improvement.

It is unknown what the complete financial effect of the COVID-19 pandemic will be on Trustmark.  It is reasonably possible that estimates made in the financial statements, including the expected credit losses on loans and off-balance sheet credit exposures, could be materially and adversely impacted in the near term as a result of the adverse conditions associated with the COVID-19 pandemic.

Financial Highlights

Trustmark reported net income of $54.4 million, or basic and diluted earnings per share (EPS) of $0.86, in the third quarter of 2020, compared to $41.0 million, or basic and diluted EPS of $0.64, in the third quarter of 2019.  Trustmark’s reported performance during the quarter ended September 30, 2020 produced a return on average tangible equity of 16.82%, a return on average assets of 1.37%, an average equity to average assets ratio of 10.75% and a dividend payout ratio of 26.74%, compared to a return on average tangible equity of 13.31%, a return on average assets of 1.21%, an average equity to average assets ratio of 12.14% and a dividend payout ratio of 35.94% during the quarter ended September 30, 2019.

Trustmark reported net income of $108.8 million, or basic and diluted EPS of $1.71, for the first nine months of 2020, compared to $116.5 million, or basic and diluted EPS of $1.80, for the first nine months of 2019.  Trustmark’s reported performance during the first nine months of 2020 produced a return on average tangible equity of 11.57%, a return on average assets of 0.97%, an average equity to average assets ratio of 11.13% and a dividend payout ratio of 40.35%, compared to a return on average tangible equity of 13.01%, a return on average assets of 1.15%, an average equity to average assets ratio of 11.92% and a dividend payout ratio of 38.33% during the first nine months of 2019.

Total revenue, which is defined as net interest income plus noninterest income, for the three and nine months ended September 30, 2020 was $179.9 million and $523.6 million, an increase of $23.1 million, or 14.7%, and $63.2 million, or 13.7%, respectively, when compared to the same time periods in 2019.  The increase in total revenue for the three and nine months ended September 30, 2020 when compared to the same time periods in 2019, was primarily due to the increase in mortgage banking, net.  These factors are discussed in further detail below.

Net interest income for the three and nine months ended September 30, 2020 totaled $106.2 million and $315.2 million, respectively, a decrease of $2.3 million, or 2.1%, and $5.8 million, or 1.8%, respectively, when compared to the same time periods in 2019, as declines in interest income were largely offset by a decrease in interest on deposits resulting from lower interest rates.  Interest income totaled $114.4 million and $349.4 million for the three and nine months ended September 30, 2020, respectively, a decline of $15.9 million, or 12.2%, and $36.4 million, or 9.4%, respectively, when compared to the same time periods in 2019, principally due to declines in interest and fees from LHFI and LHFS as a result of lower interest rates during the respective periods and interest and fees from acquired loans, which were reclassified to LHFI upon the adoption of FASB ASC Topic 326 “Financial Instruments – Credit Losses”, partially offset by increases in interest and fees from PPP loans.  Interest expense totaled $8.2 million and $34.3 million for the three and nine months ended September 30, 2020, respectively, a decrease of $13.6 million, or 62.5%, and $30.6 million, or 47.2%, respectively, when compared to the same time periods in 2019, principally due to the decline in interest on deposits as a result of lower interest rates.

Noninterest income for the three and nine months ended September 30, 2020 totaled $73.7 million and $208.5 million, respectively, an increase of $25.4 million, or 52.5%, and $69.0 million, or 49.5%, respectively, when compared to the same time periods in 2019.  The increase in noninterest income for the three and nine months ended September 30, 2020 when compared to the same time periods in 2019 was primarily due to an increase in mortgage banking, net.  Mortgage banking, net totaled $36.4 million and $97.7 million for the three and nine months ended September 30, 2020, respectively, an increase of $28.3 million and $75.8 million, respectively, when compared to the same time periods in 2019, principally due to an increase in the gain on sales of loans, net and the net positive hedge ineffectiveness.

Noninterest expense for the three and nine months ended September 30, 2020 totaled $114.0 million and $356.4 million, respectively, an increase of $7.1 million, or 6.7%, and $37.5 million, or 11.7%, respectively, when compared to the same time periods in 2019.  The increase in noninterest expense for when the third quarter of 2020 is compared to the same time period in 2019 was principally due to increases in salaries and employee benefits and services and fees.  The increase in noninterest expense for when the first nine months of 2020 is compared to the same time period in 2019 was principally due to increases in salaries and employee benefits and services and fees and the addition of the credit loss expense related to off-balance sheet credit exposures as a result of adopting FASB ASC Topic 326.  Salaries and employee benefits totaled $67.3 million and $202.6 million for the three and nine months ended September 30, 2020, respectively, an increase of $4.8 million, or 7.8%, and $17.2 million, or 9.3%, respectively, when compared to the same time periods in 2019.  The increase in salaries and employee benefits when the third quarter of 2020 is compared to the same time period in 2019 was principally due to higher commissions expense resulting from improvements in mortgage production as well as an increase in salary expenses as a result of general merit increases as well as an increase in the general incentives accrual.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $12.9 million, or 7.0%, when the first nine months of 2020 is compared to the same time period in 2019.  The increase in salaries and employee benefits expense, excluding the non-routine expenses, for the nine months ended September 30, 2020 was principally due to higher commissions expense resulting from improvements in mortgage production as well as an increase in salary expenses as a result of general merit increases, an increase in overtime pay and the COVID-19 pandemic, as a result of temporary compensation adjustments and one-time payments to front-line associates.  Services and fees totaled $21.0 million and $61.5 million for the three and nine months ended September 30, 2020, respectively, an increase of $2.2 million, or 11.4%, and $7.7 million, or 14.3%, respectively, when compared to the same time periods in 2019, primarily due to increases in legal fees related to ongoing litigation matters and data processing charges related to software.

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

Trustmark’s provision for credit losses for the three and nine months ended September 30, 2020 totaled $1.8 million and $40.5 million, respectively, compared to a provision for loan losses, LHFI of $3.0 million and $7.1 million for the three and nine months ended September 30, 2019, respectively.  Credit loss expense related to off-balance sheet credit exposures totaled a negative $3.0 million for the three months ended September 30, 2020 and $10.0 million for the nine months ended September 30, 2020.  The increase in the provision for credit losses and the credit loss expense related to off-balance sheet credit exposures for the first nine months of 2020 was primarily due to net changes in the economic forecast due to the anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  Please see the section captioned “Provision for Credit Losses” for additional information regarding the provision for credit losses.

At September 30, 2020, nonperforming assets totaled $70.1 million, a decrease of $12.4 million, or 15.0%, compared to December 31, 2019, primarily due to a decline in other real estate.  Nonaccrual LHFI totaled $53.9 million at September 30, 2020, an increase of $630 thousand, or 1.2%, relative to December 31, 2019, primarily due to LHFI placed on nonaccrual status in Trustmark’s Tennessee, Mississippi and Alabama market regions, which were largely offset by reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions.  Other real estate totaled $16.2 million at September 30, 2020, a decline of $13.0 million, or 44.4%, compared to December 31, 2019, principally due to properties sold in Trustmark’s Mississippi, Alabama, Florida and Tennessee market regions.

LHFI totaled $9.848 billion at September 30, 2020, an increase of $512.1 million, or 5.5%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as purchased credit deteriorated (PCD) loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $439.5 million, or 4.7%, compared to December 31, 2019.  The increase in LHFI, excluding the transferred acquired loans, during the first nine months of 2020 was primarily due to net growth in LHFI secured by real estate across all five market regions as well as increases in other commercial loans in the Mississippi and Tennessee market regions, partially offset by declines in commercial and industrial LHFI in the Alabama, Texas and Tennessee market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $13.222 billion at September 30, 2020, an increase of $1.977 billion, or 17.6%, compared to December 31, 2019, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During the first nine months of 2020, noninterest-bearing deposits increased $1.073 billion, or 37.1%, primarily due to growth in commercial and consumer noninterest-bearing deposit accounts.  Interest-bearing deposits increased $904.0 million, or 10.8%, during the first nine months of 2020, primarily due to growth in public and consumer interest checking accounts, commercial and consumer money market deposit accounts and consumer savings accounts, partially offset by declines in consumer time deposits.

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

The CARES Act permits financial institutions to defer temporarily the use of FASB ASU 2016-13, also known as CECL, for a limited period of time, but Trustmark has elected not to apply such a deferral.  Relatedly, the federal bank regulatory agencies issued an interim final rule effective March 31, 2020, followed by an identical final rule on September 30, 2020, that allows banking organizations that implement CECL this year to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available (five-year phase-in transition period). Trustmark has elected to defer the regulatory capital effects of CECL in accordance with the interim and final rules, which will largely delay the effects of the adoption of CECL on its regulatory capital for the next two years, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

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

Many of these facilities, including the PPPLF, were set to expire on September 30, 2020, but have been extended at least through December 31, 2020.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statements of Income
Total interest income	$114,364	$130,228	$349,411	$385,855
Total interest expense	8,157	21,762	34,252	64,857
Net interest income	106,207	108,466	315,159	320,998
Provision for credit losses (1)	1,760	3,039	40,526	7,136
Provision for loan losses, acquired loans (1)	—	(140)	—	44
Noninterest income	73,701	48,337	208,476	139,467
Noninterest expense	113,959	106,853	356,428	318,975
Income before income taxes	64,189	47,051	126,681	134,310
Income taxes	9,749	6,016	17,873	17,796
Net Income	$54,440	$41,035	$108,808	$116,514

Total Revenue (2)	$179,908	$156,803	$523,635	$460,465

Per Share Data
Basic earnings per share	$0.86	$0.64	$1.71	$1.80
Diluted earnings per share	0.86	0.64	1.71	1.80
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	12.78%	9.96%	8.72%	9.67%
Return on average tangible equity	16.82%	13.31%	11.57%	13.01%
Return on average assets	1.37%	1.21%	0.97%	1.15%
Average equity / average assets	10.75%	12.14%	11.13%	11.92%
Net interest margin (fully taxable equivalent)	3.03%	3.66%	3.21%	3.64%
Dividend payout ratio	26.74%	35.94%	40.35%	38.33%

Credit Quality Ratios (3)
Net charge-offs (recoveries) / average loans	-0.04%	0.01%	0.02%	0.05%
Provision for credit losses / average loans (1)	0.07%	0.13%	0.55%	0.10%
Nonaccrual LHFI / (LHFI + LHFS)	0.52%	0.62%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.68%	0.95%
ACL LHFI / LHFI (1)	1.24%	0.90%
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

(2)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(3)	Excludes PPP and acquired loans.

September 30,	2020	2019
Consolidated Balance Sheets
Total assets	$15,558,162	$13,584,786
Securities	2,534,008	2,339,127
Total loans (incl LHFS and acquired loans)	10,332,831	9,597,472
Deposits	13,222,413	11,254,183
Total shareholders' equity	1,710,041	1,645,362

Stock Performance
Market value - close	$21.41	$34.11
Book value	26.96	25.60
Tangible book value	20.76	19.57

Capital Ratios
Total equity / total assets	10.99%	12.11%
Tangible equity / tangible assets	8.68%	9.53%
Tangible equity / risk-weighted assets	11.01%	11.50%
Tier 1 leverage ratio (1)	9.20%	10.34%
Common equity tier 1 risk-based capital ratio (1)	11.36%	11.83%
Tier 1 risk-based capital ratio (1)	11.86%	12.38%
Total risk-based capital ratio (1)	12.88%	13.15%
(1)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,694,903	$1,634,646	$1,666,999	$1,610,356
Less: Goodwill		(385,270)	(379,627)	(383,016)	(379,627)
Identifiable intangible assets		(8,550)	(8,706)	(8,146)	(9,660)
Total average tangible equity		$1,301,083	$1,246,313	$1,275,837	$1,221,069

PERIOD END BALANCES
Total shareholders' equity		$1,710,041	$1,645,362
Less: Goodwill		(385,270)	(379,627)
Identifiable intangible assets		(8,142)	(8,345)
Total tangible equity	(a)	$1,316,629	$1,257,390

TANGIBLE ASSETS
Total assets		$15,558,162	$13,584,786
Less: Goodwill		(385,270)	(379,627)
Identifiable intangible assets		(8,142)	(8,345)
Total tangible assets	(b)	$15,164,750	$13,196,814
Risk-weighted assets	(c)	$11,963,269	$10,935,018

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$54,440	$41,035	$108,808	$116,514
Plus: Intangible amortization net of tax		564	766	1,725	2,336
Net income adjusted for intangible amortization		$55,004	$41,801	$110,533	$118,850
Period end shares outstanding	(d)	63,423,820	64,262,779

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		16.82%	13.31%	11.57%	13.01%
Tangible equity/tangible assets	(a)/(b)	8.68%	9.53%
Tangible equity/risk-weighted assets	(a)/(c)	11.01%	11.50%
Tangible book value	(a)/(d)*1,000	$20.76	$19.57

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,710,041	$1,645,362
CECL transitional adjustment (2)		32,647	—
AOCI-related adjustments		(5,684)	20,858
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(371,345)	(365,741)
Other adjustments and deductions for CET1 (3)		(6,770)	(6,671)
CET1 capital	(e)	1,358,889	1,293,808
Additional tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,418,889	$1,353,808

Common equity tier 1 risk-based capital ratio	(e)/(c)	11.36%	11.83%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.
(3)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$54,440	$0.86	$41,035	$0.64	$108,808	$1.71	$116,514	$1.80

Significant non-routine transactions (net of taxes):
Voluntary early retirement program	—	—	—	—	3,281	0.05	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$54,440	$0.86	$41,035	$0.64	$112,089	$1.76	$116,514	$1.80

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	12.78%	n/a	9.96%	n/a	8.72%	8.97%	9.67%	n/a
Return on average tangible equity	16.82%	n/a	13.31%	n/a	11.57%	11.89%	13.01%	n/a
Return on average assets	1.37%	n/a	1.21%	n/a	0.97%	1.00%	1.15%	n/a

n/a – not applicable

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying yield/rate analysis tables show the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a FTE basis using the federal statutory corporate tax rate in effect for each of the periods shown.  Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average LHFI and LHFS balances were immaterial.

Net interest income-FTE for the three and nine months ended September 30, 2020 decreased $2.5 million, or 2.3%, and $6.5 million, or 2.0%, respectively, when compared with the same time periods in 2019.  The net interest margin for the three months ended September 30, 2020 decreased 63 basis points to 3.03% when compared to the same time period in 2019.  The net interest margin for the nine months ended September 30, 2020 decreased 43 basis points to 3.21% when compared to the same time period in 2019.  The net interest margin excluding PPP and acquired loans, which equals the reported net interest income-FTE excluding interest and fees on PPP and acquired loans, as a percentage of average earning assets excluding average PPP and acquired loans, was 3.05% and 3.23% for the three and nine months ended September 30, 2020, respectively, a decrease of 56 basis points and 37 basis points, respectively, when compared to the same time periods in 2019.  The decreases in the net interest margin for the three and nine months ended September 30, 2020 were principally due to declines in the yield on the LHFI and LHFS and securities portfolios and the acquired loans that were transferred to LHFI as a result of the adoption of FASB ASC Topic 326, partially offset by lower costs of interest-bearing deposits and the addition of the PPP loans.

TNB actively participated in the PPP created by the CARES Act on behalf of its customers during the second quarter of 2020.  As of September 30, 2020, TNB had 9,691 PPP loans outstanding totaling $970.0 million.  Net of deferred fees and costs of $25.7 million, PPP loans totaled $944.3 million at September 30, 2020.  Processing fees earned by TNB as the originating lender are being amortized over twenty-four months, the maximum life of the loans.  Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2020 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

Average interest-earning assets for the first nine months of 2020 were $13.501 billion compared to $12.139 billion for the same time period in 2019, an increase of $1.362 billion, or 11.2%.  The increase in average earning assets during the first nine months of 2020 was primarily due to increases in average loans (LHFS and LHFI) of $670.8 million, or 7.3%, average PPP loans of $570.0 million and average other earning assets of $343.6 million, which were partially offset by decreases in average taxable securities of $95.9 million, or 3.9%, and average acquired loans of $92.6 million.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $624.1 million, or 6.8%, increase in the LHFI portfolio when balances at September 30, 2020 are compared to balances at September 30, 2019.  This increase was principally due to net growth in loans secured by real estate and other commercial loans, partially offset by net declines in commercial and industrial loans and state and other political subdivision loans.  The increase in average other earning assets when the first nine months of 2020 is compared to the same time period in 2019, was primarily due to an increase in interest-bearing deposits due from banks, principally related to excess reserves held at the FRB as a result of the increase in customer deposit account balances.  The decrease in average taxable securities when the first nine months of 2020 is compared to the same time period in 2019 was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities, partially offset by purchase of securities available for sale.  The decline in average acquired loans was primarily due to acquired loans that were transferred to LHFI as PCD loans on January 1, 2020 as part of Trustmark’s adoption of FASB ASC Topic 326.

During the first nine months of 2020, interest income-FTE totaled $358.5 million, a decrease of $37.1 million, or 9.4%, while the yield on total earning assets declined 81 basis points to 3.55% when compared to the first nine months of 2019.  The decrease in interest income-FTE for the first nine months of 2020 reflects declines in all categories of interest income partially offset by the addition of interest and fees on PPP loans.  Interest and fees on PPP loans totaled $11.8 million for the nine months ended September 30, 2020, while the yield on these loans was 2.76%.  During the first nine months of 2020, interest and fees on LHFS and LHFI-FTE declined $35.1 million, or 10.3%, when compared to the same time period in 2019, while the yield on loans (LHFS and LHFI) decreased 81 basis points to 4.12% as a result of lower interest rates.  Interest and fees on acquired loans declined $6.2 million when the first nine months of 2020 is compared to the same time period in 2019, primarily due to acquired loans that were transferred to LHFI as PCD loans on January 1, 2020 as part of Trustmark’s adoption of FASB ASC Topic 326.  As a result of this transfer, Trustmark no longer receives the net interest margin benefit that the acquired loan portfolio previously provided.  During the first nine months of 2020, interest on securities-taxable decreased $3.5 million, or 8.4%, while the yield on securities-taxable declined 11 basis points to 2.14% when compared to the same time period in 2019, primarily due to the run off of maturing investment securities and lower interest rates on securities available for sale purchased during 2020.  Other interest income declined $3.2 million, or 70.7%, when the first nine months of 2020 is compared to the same time period in 2019, while the yield on other earning assets declined to 0.30% for 2020 compared to 2.44% for 2019.  The decline in other interest income and the yield on other earning assets was principally due to the decline in the interest rate paid on deposits held at the FRB.

Average interest-bearing liabilities for the first nine months of 2020 totaled $9.540 billion compared to $8.793 billion for the same time period in 2019, an increase of $747.3 million, or 8.5%.  The increase in average interest-bearing liabilities was primarily the result of the increase in average interest-bearing deposits.  Average interest-bearing deposits for the first nine months of 2020 increased $657.8 million, or 7.7%, when compared to the same time period in 2019, primarily due to growth in average interest-bearing demand deposits and savings deposits during the second quarter of 2020 as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.

Interest expense for the first nine months of 2020 totaled $34.3 million, a decrease of $30.6 million, or 47.2%, when compared with the same time period in 2019, while the rate on total interest-bearing liabilities decreased 51 basis points to 0.48%.  The decrease in total interest expense for the first nine months of 2020 when compared to the same time period in 2019 was primarily due to a decline in interest on deposits.  Interest on deposits decreased $30.3 million, or 49.4%, while the rate on interest-bearing deposits decreased 51 basis points to 0.45% when the first nine months of 2020 is compared to the same time period in 2019, primarily due to lower interest rates.

The following tables provide the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2020			2019

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$301	$1	1.32%	$3,662	$23	2.49%
Securities - taxable	2,465,635	12,542	2.02%	2,348,901	13,184	2.23%
Securities - nontaxable	31,481	301	3.80%	51,184	485	3.76%
PPP Loans	941,456	6,729	2.84%	—	—	—
Loans (LHFS and LHFI)	10,162,379	97,429	3.81%	9,436,287	116,432	4.90%
Acquired loans (1)	—	—	—	82,641	2,309	11.08%
Other earning assets	722,917	331	0.18%	176,163	1,044	2.35%
Total interest-earning assets	14,324,169	117,333	3.26%	12,098,838	133,477	4.38%
Other assets	1,564,825			1,447,977
Allowance for credit losses, LHFI (2)	(121,842)			(83,756)
Total Assets	$15,767,152			$13,463,059

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,592,643	7,437	0.31%	$8,407,244	20,385	0.96%
Federal funds purchased and securities sold under repurchase agreements	84,077	32	0.15%	142,064	547	1.53%
Other borrowings	229,118	688	1.19%	140,260	830	2.35%
Total interest-bearing liabilities	9,905,838	8,157	0.33%	8,689,568	21,762	0.99%
Noninterest-bearing demand deposits	3,921,867			2,932,754
Other liabilities	244,544			206,091
Shareholders' equity	1,694,903			1,634,646
Total Liabilities and Shareholders' Equity	$15,767,152			$13,463,059
Net Interest Margin		109,176	3.03%		111,715	3.66%

Less tax equivalent adjustment		2,969			3,249

Net Interest Margin per Consolidated Statements of Income		$106,207			$108,466
(1)	Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio.
(2)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$193	$1	0.69%	$12,678	$239	2.52%
Securities - taxable	2,387,022	38,252	2.14%	2,482,893	41,765	2.25%
Securities - nontaxable	38,167	1,073	3.76%	59,456	1,682	3.78%
PPP Loans	569,985	11,773	2.76%	—	—	—
Loans (LHFS and LHFI)	9,917,127	306,086	4.12%	9,246,298	341,195	4.93%
Acquired loans (1)	—	—	—	92,645	6,235	9.00%
Other earning assets	588,787	1,310	0.30%	245,173	4,467	2.44%
Total interest-earning assets	13,501,281	358,495	3.55%	12,139,143	395,583	4.36%
Other assets	1,582,888			1,454,350
Allowance for credit losses, LHFI (2)	(103,355)			(82,665)
Total Assets	$14,980,814			$13,510,828

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,212,283	31,124	0.45%	$8,554,488	61,455	0.96%
Federal funds purchased and securities sold under repurchase agreements	145,537	699	0.64%	92,771	916	1.32%
Other borrowings	182,053	2,429	1.78%	145,331	2,486	2.29%
Total interest-bearing liabilities	9,539,873	34,252	0.48%	8,792,590	64,857	0.99%
Noninterest-bearing demand deposits	3,494,425			2,885,478
Other liabilities	279,517			222,404
Shareholders' equity	1,666,999			1,610,356
Total Liabilities and Shareholders' Equity	$14,980,814			$13,510,828

Net Interest Margin		324,243	3.21%		330,726	3.64%

Less tax equivalent adjustment		9,084			9,728

Net Interest Margin per Consolidated Statements of Income		$315,159			$320,998
(1)	Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio.
(2)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

Provision for Credit Losses

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  The provision for credit losses is the amount necessary to maintain the allowance for credit losses, LHFI at the amount of expected credit losses inherent within the LHFI portfolio.  The amount of provision for credit losses and the related ACL for LHFI are based on Trustmark’s ACL methodology.  The provision for credit losses totaled $1.8 million and $40.5 million for the three and nine months ended September 30, 2020, respectively, compared to a provision for loan losses, LHFI of $3.0 million and $7.1 million for the same time periods in 2019, respectively. The provision for credit losses for the third quarter of 2020 primarily reflected a net increase in reserves as a result of the COVID-19 portfolio review, largely offset by a decrease in reserves as a result of quantitative changes in the ACL calculation due to significant improvement of the macroeconomic forecast. The provision for credit losses for the nine months ended September 30, 2020 primarily reflected net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  See the section captioned “Allowance for Credit Losses, LHFI” for information regarding Trustmark’s ACL methodology as well as further analysis of the provision for credit losses.

Noninterest Income

Noninterest income represented 41.0% and 39.8% of total revenue, before securities gains (losses), net, for the three and nine months ended September 30, 2020, respectively, compared to 30.8% and 30.3% for the three and nine months ended September 30, 2019, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Service charges on deposit accounts	$7,577	$11,065	$(3,488)	-31.5%	$24,006	$31,709	$(7,703)	-24.3%
Bank card and other fees	8,843	8,349	494	5.9%	21,915	23,544	(1,629)	-6.9%
Mortgage banking, net	36,439	8,171	28,268	n/m	97,667	21,908	75,759	n/m
Insurance commissions	11,562	11,072	490	4.4%	34,980	33,032	1,948	5.9%
Wealth management	7,679	7,691	(12)	-0.2%	23,787	22,916	871	3.8%
Other, net	1,601	1,989	(388)	-19.5%	6,121	6,358	(237)	-3.7%
Total noninterest income	$73,701	$48,337	$25,364	52.5%	$208,476	$139,467	$69,009	49.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts for the three months ended September 30, 2020 compared to the same time period in 2019 was principally due to declines in nonsufficient funds and overdraft fees on consumer demand deposit accounts, primarily due to declines in overdraft occurrences.  The decrease in service charges on deposit accounts for the nine months ended September 30, 2020 compared to the same time period in 2019 was principally due to declines in nonsufficient funds and overdraft fees on consumer and commercial demand deposit accounts and consumer interest checking accounts, primarily due to declines in overdraft occurrences, as well as a decline in service charges on commercial demand deposit accounts.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Mortgage servicing income, net	$5,742	$5,688	$54	0.9%	$17,454	$17,029	$425	2.5%
Change in fair value-MSR from runoff	(4,590)	(3,569)	(1,021)	-28.6%	(11,411)	(8,885)	(2,526)	-28.4%
Gain on sales of loans, net	34,472	9,799	24,673	n/m	82,889	22,312	60,577	n/m
Mortgage banking income before net hedge ineffectiveness	35,624	11,918	23,706	n/m	88,932	30,456	58,476	n/m
Change in fair value-MSR from market changes	60	(8,054)	8,114	n/m	(27,098)	(25,126)	(1,972)	-7.8%
Change in fair value of derivatives	755	4,307	(3,552)	-82.5%	35,833	16,578	19,255	n/m
Net hedge ineffectiveness	815	(3,747)	4,562	n/m	8,735	(8,548)	17,283	n/m
Mortgage banking, net	$36,439	$8,171	$28,268	n/m	$97,667	$21,908	$75,759	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net for the three and nine months ended September 30, 2020 when compared to the same time periods in 2019 was principally due to an increase in the gain on sales of loans, net and the positive net hedge ineffectiveness.  The positive hedge ineffectiveness for the three and nine months ended September 30, 2020 was primarily due to widening spreads between mortgage and ten-year Treasury rates.  Mortgage loan production for the three and nine months ended September 30, 2020 was $885.8 million and $2.196 billion, respectively, an increase of $319.6 million and $932.6 million, respectively, when compared to the same time periods in 2019 and was primarily due to the increase in refinance activity driven by the low interest rate environment.  Loans serviced for others totaled $7.501 billion at September 30, 2020, compared with $6.993 billion at September 30, 2019, an increase of $508.9 million, or 7.3%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net.  The increase in the gain on sales of loans, net when the three and nine months ended September 30, 2020 is compared to the same time periods in 2019, was primarily the result of higher profit margins in secondary marketing activities and increases in the volume of loans sold and the mortgage valuation adjustment.  Loan sales totaled $704.8 million and $1.808 billion for the three and nine months ended September 30, 2020, respectively, an increase of $267.2 million, or 61.0%, and $882.0 million, or 95.3%, respectively, when compared with the same time periods in 2019, reflecting the increase in mortgage loan production during the respective periods.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,457)	$(1,994)	$537	26.9%	$(3,823)	$(6,014)	$2,191	36.4%
Increase in life insurance cash surrender value	1,755	1,814	(59)	-3.3%	5,173	5,400	(227)	-4.2%
Other miscellaneous income	1,303	2,169	(866)	-39.9%	4,771	6,972	(2,201)	-31.6%
Total other, net	$1,601	$1,989	$(388)	-19.5%	$6,121	$6,358	$(237)	-3.7%

The decrease in other income, net for the first nine months of 2020 when compared to the same time period in 2019, was principally due to a decline in other miscellaneous income, primarily due to gains on sales of premises and equipment during the first nine months of 2019 which did not occur in 2020, largely offset by a decline in amortization of tax credit partnerships, primarily due to the run-off of the tax credit partnerships and associated tax benefits.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits	$67,342	$62,495	$4,847	7.8%	$202,597	$185,398	$17,199	9.3%
Services and fees	20,992	18,838	2,154	11.4%	61,489	53,815	7,674	14.3%
Net occupancy-premises	7,000	6,831	169	2.5%	19,873	19,688	185	0.9%
Equipment expense	5,828	5,971	(143)	-2.4%	17,064	17,853	(789)	-4.4%
Other real estate expense:
Write-downs	829	137	692	n/m	1,673	1,804	(131)	-7.3%
Net (gain) loss on sale	133	122	11	9.0%	388	(124)	512	n/m
Carrying costs	241	272	(31)	-11.4%	707	735	(28)	-3.8%
Total other real estate expense, net	1,203	531	672	n/m	2,768	2,415	353	14.6%
Credit loss expense related to off-balance sheet credit exposures (1)	(3,004)	—	(3,004)	n/m	10,021	—	10,021	n/m
Other expense	14,598	12,187	2,411	19.8%	42,616	39,806	2,810	7.1%
Total noninterest expense	$113,959	$106,853	$7,106	6.7%	$356,428	$318,975	$37,453	11.7%
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

Salaries and Employee Benefits

The increase in salaries and employee benefits when the third quarter of 2020 is compared to the same time period in 2019 was principally due to higher commissions expense resulting from improvements in mortgage production as well as an increase in salary expenses as a result of general merit increases as well as an increase in the general incentives accrual.

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $12.9 million, or 7.0%, when the first nine months of 2020 is compared to the same time period in 2019, principally due to higher commissions expense resulting from improvements in mortgage production as well as an increase in salary expenses as a result of general merit increases, an increase in overtime pay and the COVID-19 pandemic, as a result of temporary compensation adjustments and one-time payments to front-line associates.

Services and Fees

The increase in services and fees when the three and nine months ended September 30, 2020 are compared to the same time periods in 2019, was primarily due to increases in legal fees related to ongoing litigation matters and data processing charges related to software.

Credit Loss Expense Related to Off-Balance Sheet Credit Exposures

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  FASB ASC Topic 326 also requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the ACL on off-balance sheet credit exposures are recorded as noninterest expense in credit loss expense related to off-balance sheet credit exposures.  The decrease in the credit loss expense related to off-balance sheet exposures for the third quarter of 2020 was primarily due to quantitative changes in the ACL calculation as a result of significant improvement of the macroeconomic forecast.  The increase in the credit loss expense related to off-balance sheet exposures for the nine months ended September 30, 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Loan expense	$3,485	$2,886	$599	20.8%	$9,238	$8,586	$652	7.6%
Amortization of intangibles	752	1,021	(269)	-26.3%	2,300	3,114	(814)	-26.1%
FDIC assessment expense	1,410	1,400	10	0.7%	4,590	4,994	(404)	-8.1%
Other miscellaneous expense	8,951	6,880	2,071	30.1%	26,488	23,112	3,376	14.6%
Total other expense	$14,598	$12,187	$2,411	19.8%	$42,616	$39,806	$2,810	7.1%

The increase in other expense when the three and nine months ended September 30, 2020 are compared to the same time periods in 2019, was primarily due to increases in other miscellaneous expense and loan expense.  The increase in other miscellaneous expense for the third quarter of 2020 was principally due to settlement proceeds received during the third quarter of 2019 related to the Trust Department and a property valuation adjustment recorded during the third quarter of 2020 related to properties transferred to assets held for sale.  The increase in other miscellaneous expense for the nine months ended September 30, 2020 was principally due to the settlement proceeds received during the third quarter of 2019 related to the Trust Department and increases in other miscellaneous charges, charitable contributions and sponsorships and the property valuation adjustment, partially offset by a decline in travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.  The increase in loan expense for the three and nine months ended September 30, 2020 was primarily due to increases in appraisal fees.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 19 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  During the first quarter of 2020, Trustmark revised the composition of its operating segments by moving the Retail Private Banking Group from the General Banking Segment to the Wealth Management Segment as a result of a change in supervision of this group for segment reporting purposes.  Prior period amounts include reclassifications to conform to the current period presentation.  The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2020 and 2019.

General Banking

Net interest income for the General Banking Segment decreased $5.2 million, or 1.6%, when the nine months ended September 30, 2020 is compared with the same time period in 2019.  The decrease in net interest income was principally due to decreases in interest and fees on LHFI and LHFS, which were largely offset by a decrease in interest on deposits, primarily due to declines in interest rates in general.  The provision for credit losses for the nine months ended September 30, 2020 totaled $40.5 million compared to a provision for loan losses, net of $7.0 million for the same period in 2019, an increase of $33.6 million primarily due to the impact of the COVID-19 pandemic on the macroeconomic factors used in Trustmark’s ACL methodology.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment increased $66.4 million, or 79.7%, when the first nine months of 2020 is compared to the same time period in 2019, primarily due to the increase in mortgage banking, net, principally due to increases in the gain on sales of loans, net and net hedge ineffectiveness.  Noninterest income for the General Banking Segment represented 32.5% of total revenue for this segment for the first nine months of 2020 compared to 20.9% for the same time period in 2019.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $35.0 million, or 12.8%, when the first nine months of 2020 is compared with the same time period in 2019, principally due to increases in salaries and employee benefits, services and fees and the addition of the credit loss expense related to off-balance sheet credit exposures as a result of the adoption of FASB ASC Topic 326.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program which resulted in non-routine transaction expenses of $4.4 million ($4.3 million of salaries and employee benefits expense and $102 thousand of other expense).  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2020 decreased $783 thousand, or 15.3%, when compared to the same time period in 2019, primarily due to an increase in noninterest expense.  Net interest income for the Wealth Management Segment declined $627 thousand, or 12.3%, when the first nine months of 2020 are compared to the same time period in 2019, principally due to a decline in interest and fees on loans generated by the Private Banking Department.  Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $633 thousand, or 2.7%, when the first nine months of 2020 is compared to the same time period in 2019, primarily due to increases in income from brokerage services, partially offset by a decline in other miscellaneous income.  Noninterest expense for the Wealth Management Segment increased $1.3 million, or 6.3%, when the first nine months of 2020 is compared to the same time period in 2019, principally due to settlement proceeds received during the third quarter of 2019 related to the Trust Department, which was partially offset by declines in outside services and fees and salary and employee benefit expense.

At September 30, 2020 and 2019, Trustmark held assets under management and administration of $11.631 billion and $11.908 billion, respectively, and brokerage assets of $2.015 billion and $1.918 billion, respectively.

Insurance

Net income for the Insurance Segment for the first nine months of 2020 increased $650 thousand, or 10.0%, when compared to the same time period in 2019.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $2.0 million, or 6.1%, when the first nine months of 2020 is compared to the same time period in 2019, primarily due to new business commission volume in the property and casualty business and increases in other commission income.  Noninterest expense for the Insurance Segment increased $1.1 million, or 4.6%, when the first nine months of 2020 is compared to the same time period in 2019, primarily due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes and associates added as a result of an insurance agency acquired during the period, as well as increases in outside services and fees and other miscellaneous expense.

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

Income Taxes

For the three and nine months ended September 30, 2020, Trustmark’s combined effective tax rate was 15.2% and 14.1%, respectively, compared to 12.8% and 13.2% for the same time periods in 2019, respectively.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $13.501 billion, or 90.1% of total average assets, for the nine months ended September 30, 2020, compared to $12.139 billion, or 89.8% of total average assets, for the nine months ended September 30, 2019, an increase of $1.362 billion, or 11.2%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.3 years at September 30, 2020 compared to 3.5 years at December 31, 2019.

When compared to December 31, 2019, total investment securities increased by $193.5 million, or 8.3%, during the first nine months of 2020.  This increase resulted primarily from purchases of and improvement in the fair market value of available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.  Trustmark sold no securities during the first nine months of 2020 or 2019.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At September 30, 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $9.7 million ($7.3 million net of tax) compared to $12.1 million ($9.1 million net of tax) at December 31, 2019.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At September 30, 2020, available for sale securities totaled $1.923 billion, which represented 75.9% of the securities portfolio, compared to $1.602 billion, or 68.5%, at December 31, 2019.  At September 30, 2020, unrealized gains, net on available for sale securities totaled $36.9 million compared to unrealized gains, net of $1.4 million at December 31, 2019.  At September 30, 2020, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At September 30, 2020, held to maturity securities totaled $611.3 million, which represented 24.1% of the total securities portfolio, compared with $738.1 million, or 31.5%, at December 31, 2019.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 98.4% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of September 30, 2020, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2020 ($ in thousands):

	September 30, 2020
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,878,146	99.6%	$1,914,414	99.6%
Baa1 to Baa3	1,069	0.1%	1,111	0.1%
Not Rated (1)	6,645	0.3%	7,203	0.3%
Total securities available for sale	$1,885,860	100.0%	$1,922,728	100.0%

Securities Held to Maturity
Aaa	$579,674	94.8%	$607,697	95.0%
Aa1 to Aa3	26,166	4.3%	26,369	4.1%
Not Rated (1)	5,440	0.9%	5,599	0.9%
Total securities held to maturity	$611,280	100.0%	$639,665	100.0%

(1)	Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At September 30, 2020, approximately 99.6% of the available for sale securities, measured at the estimated fair value, and 94.8% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At September 30, 2020, LHFS totaled $485.1 million, consisting of $337.8 million of residential real estate mortgage loans in the process of being sold to third parties and $147.4 million of GNMA optional repurchase loans.  At December 31, 2019, LHFS totaled $226.3 million, consisting of $169.3 million of residential real estate mortgage loans in the process of being sold to third parties and $57.1 million of GNMA optional repurchase loans.  The increase in LHFS reflects the increase in mortgage loan production and secondary market activity during the first nine months of 2020.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2020 or 2019.

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

At September 30, 2020 and December 31, 2019, LHFI consisted of the following ($ in thousands):

	September 30, 2020 (1)		December 31, 2019
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land (2)	$494,519	5.0%	$1,162,791	12.4%
Other secured by 1-4 family residential properties (2)	547,148	5.6%	1,855,913	19.9%
Secured by nonfarm, nonresidential properties	2,707,627	27.5%	2,475,245	26.5%
Other real estate secured	887,792	9.0%	724,480	7.8%
Other loans secured by real estate: (2)
Other construction	891,428	9.0%	—	—
Secured by 1-4 family residential properties	1,228,252	12.5%	—	—
Commercial and industrial loans	1,398,468	14.2%	1,477,896	15.8%
Consumer loans	163,933	1.7%	175,738	1.9%
State and other political subdivision loans	935,349	9.5%	967,944	10.4%
Other commercial loans (2)	593,212	6.0%	495,621	5.3%
LHFI	$9,847,728	100.0%	$9,335,628	100.0%
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

LHFI increased $512.1 million, or 5.5%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as PCD loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $439.5 million, or 4.7%, compared to December 31, 2019.  The increase in LHFI, excluding the transferred acquired loans, during the first nine months of 2020 was primarily due to net growth in LHFI secured by real estate across all five market regions as well as increases in other commercial loans in the Mississippi and Tennessee market regions, partially offset by declines in commercial and industrial LHFI in the Alabama, Texas and Tennessee market regions.  The following discussion of changes in LHFI excludes the acquired loans transferred on January 1, 2020.

LHFI secured by real estate increased $473.9 million, or 7.5%, during the first nine months of 2020 primarily due to net growth in other construction loans, LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) and LHFI secured by other real estate.  Other construction loans increased $213.2 million, or 31.4%, during the first nine months of 2020 primarily due to new construction loans across all five market regions, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first nine months of 2020, $522.4 million loans were moved from other construction to other loan categories, including $336.6 million to multi-family residential loans, $134.2 million to nonowner-occupied loans and $51.2 million to owner-occupied loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $708.4 million during the first nine months of 2020.  NFNR LHFI increased $194.2 million, or 7.7%, during the first nine months of 2020, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio increased $8.7 million, or 0.4%, during the first nine months of 2020 primarily due to growth in owner-occupied loans in the Texas, Tennessee and Florida market regions, which were largely offset by declines in nonowner-occupied loans in the Alabama, Texas and Mississippi market regions.  LHFI secured by other real estate increased $159.4 million, or 21.9%, during the first nine months of 2020, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Mississippi and Texas market regions.

Other commercial loans, which include loans to financial intermediaries, increased $95.0 million, or 19.1%, during the first nine months of 2020, primarily due to growth in the Mississippi and Tennessee market regions.

Commercial and industrial LHFI declined $84.5 million, or 5.7%, during the first nine months of 2020, primarily due to declines in Trustmark’s Alabama, Texas and Tennessee market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At September 30, 2020 and December 31, 2019, energy-related LHFI had outstanding balances of $109.5 million and $122.9 million, respectively, which represented 1.1% of Trustmark’s total LHFI portfolio at September 30, 2020 compared to 1.3% of the total LHFI portfolio at December 31, 2019.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2020	December 31, 2019
Home equity loans	$46,390	$52,348
Home equity lines of credit	363,677	388,217
Percentage of loans and lines for which Trustmark holds first lien	59.8%	59.4%
Percentage of loans and lines for which Trustmark does not hold first lien	40.2%	40.6%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2020 and December 31, 2019 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2020
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$139,023	$355,496	$494,519
Other secured by 1- 4 family residential properties	27,915	519,233	547,148
Secured by nonfarm, nonresidential properties	1,485,701	1,221,926	2,707,627
Other real estate secured	240,064	647,728	887,792
Other loans secured by real estate:
Other construction	103,976	787,452	891,428
Secured by 1- 4 family residential properties	736,709	491,543	1,228,252
Commercial and industrial loans	615,831	782,637	1,398,468
Consumer loans	139,583	24,350	163,933
State and other political subdivision loans	890,415	44,934	935,349
Other commercial loans	311,609	281,603	593,212
LHFI	$4,690,826	$5,156,902	$9,847,728

	December 31, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$201,055	$961,736	$1,162,791
Secured by 1- 4 family residential properties	1,004,079	851,834	1,855,913
Secured by nonfarm, nonresidential properties	1,430,132	1,045,113	2,475,245
Other real estate secured	189,023	535,457	724,480
Commercial and industrial loans	636,518	841,378	1,477,896
Consumer loans	152,970	22,768	175,738
State and other political subdivision loans	925,990	41,954	967,944
Other loans	310,475	185,146	495,621
LHFI	$4,850,242	$4,485,386	$9,335,628

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

The following table presents the LHFI composition by region at September 30, 2020 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2020
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$494,519	$178,884	$71,677	$156,354	$25,154	$62,450
Other secured by 1-4 family residential properties	547,148	124,666	38,269	305,294	67,889	11,030
Secured by nonfarm, nonresidential properties	2,707,627	679,817	283,629	998,294	183,620	562,267
Other real estate secured	887,792	253,180	6,133	409,377	6,095	213,007
Other loans secured by real estate:
Other construction	891,428	238,153	35,232	167,154	787	450,102
Secured by 1-4 family residential properties	1,228,252	—	—	1,218,940	9,312	—
Commercial and industrial loans	1,398,468	183,024	23,617	717,164	302,111	172,552
Consumer loans	163,933	24,220	6,490	111,219	18,774	3,230
State and other political subdivision loans	935,349	86,610	37,106	623,607	37,366	150,660
Other commercial loans	593,212	83,568	14,869	386,881	80,195	27,699
LHFI	$9,847,728	$1,852,122	$517,022	$5,094,284	$731,303	$1,652,997

Construction, Land Development and Other Land Loans by Region
Lots	$77,787	$17,880	$23,659	$29,991	$1,246	$5,011
Development	72,903	24,010	6,155	30,424	5,264	7,050
Unimproved land	102,092	25,890	20,007	25,866	11,084	19,245
1-4 family construction	241,737	111,104	21,856	70,073	7,560	31,144
Construction, land development and other land loans	$494,519	$178,884	$71,677	$156,354	$25,154	$62,450

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$415,168	$142,452	$38,484	$133,673	$26,868	$73,691
Office	257,143	66,829	27,215	83,379	12,230	67,490
Hotel/motel	343,854	137,960	101,206	53,507	40,181	11,000
Mini-storage	120,173	20,676	3,572	56,772	405	38,748
Industrial	216,231	57,102	12,327	41,895	1,124	103,783
Health care	45,835	12,865	11,729	18,634	395	2,212
Convenience stores	16,214	3,366	—	3,223	392	9,233
Nursing homes/senior living	65,903	28,197	—	12,051	7,084	18,571
Other	61,932	4,608	7,167	17,054	6,120	26,983
Total nonowner-occupied loans	1,542,453	474,055	201,700	420,188	94,799	351,711
Owner-occupied:
Office	180,968	43,521	41,440	52,219	9,359	34,429
Churches	106,979	22,981	7,213	52,590	10,501	13,694
Industrial warehouses	165,356	13,234	2,869	50,088	16,784	82,381
Health care	127,692	17,162	4,975	101,319	2,462	1,774
Convenience stores	120,909	15,874	7,899	70,654	580	25,902
Retail	69,764	15,119	6,655	26,636	6,275	15,079
Restaurants	59,955	4,088	4,492	34,295	15,658	1,422
Auto dealerships	46,629	7,664	284	12,278	26,403	—
Nursing homes/senior living	181,803	61,368	—	120,435	—	—
Other	105,119	4,751	6,102	57,592	799	35,875
Total owner-occupied loans	1,165,174	205,762	81,929	578,106	88,821	210,556
Loans secured by nonfarm, nonresidential properties	$2,707,627	$679,817	$283,629	$998,294	$183,620	$562,267

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

During the second quarter of 2020, Trustmark revised its ACL methodology in order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables. Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate.

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

During the third quarter of 2020, Trustmark activated the external factors qualitative factor in its ACL model.  The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio but cannot be accounted for using any other part of the ACL methodology, e.g., natural disasters, changes in legislation, impacts due to technology and pandemics.  The External Factor – Pandemic was activated in the ACL model to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this cannot occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve.  The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings; thus, a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve. As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve.  To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions.  In addition, to account for the known changes in risk, a weighted-average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits.

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

Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded a decrease to the ACL on LHFI of $3.0 million and an increase of $1.8 million for the ACL calculated on the acquired loans transferred to LHFI as PCD loans.  At September 30, 2020, the ACL on LHFI was $122.0 million, an increase of $39.0 million, or 46.9%, when compared with January 1, 2020.  The increase in the ACL during the first nine months of 2020 was principally due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.  Allocation of Trustmark’s $122.0 million ACL on LHFI, represented 1.20% of commercial LHFI and 1.41% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.24% as of September 30, 2020.  This compares with an allowance to total LHFI of 0.90% at December 31, 2019, which was allocated to commercial LHFI at 0.98% and to consumer and mortgage LHFI at 0.61%.

The following table presents changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$119,188	$80,399	$84,277	$79,290
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	(3,039)	—
Allowance for loan losses, acquired loans transfer	—	—	815	—
Acquired loans ACL adjustment	—	—	1,007	—
Provision for credit losses	1,760	3,039	40,526	7,136
LHFI charged-off	(1,263)	(2,892)	(8,678)	(9,862)
Recoveries	2,325	2,680	7,102	6,662
Net (charge-offs) recoveries	1,062	(212)	(1,576)	(3,200)
Balance at end of period	$122,010	$83,226	$122,010	$83,226

Net recoveries for the three months ended September 30, 2020 increased $1.3 million when compared to net charge-offs for the same time period in 2019.  The increase in net recoveries during the third quarter of 2020 when compared to 2019, was primarily due to declines in charge-offs in the Mississippi, Tennessee and Alabama market regions as well as an increase in recoveries in the Florida and Alabama market regions, partially offset by a decline in recoveries in the Mississippi market region.  Net charge-offs for the nine months ended September 30, 2020 decreased $1.6 million, or 50.8%, when compared to the same time period in 2019, primarily due to a decline in charge-offs in the Mississippi market region partially offset by a large commercial credit in the Tennessee market region that was charged off during the first nine months of 2020.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Alabama	$117	$(329)	$(437)	$(622)
Florida	387	136	324	493
Mississippi	442	391	482	(2,646)
Tennessee	42	(483)	(2,078)	(577)
Texas	74	73	133	152
Total net (charge-offs) recoveries	$1,062	$(212)	$(1,576)	$(3,200)

The provision for credit losses for the three and nine months ended September 30, 2020 totaled 0.07% and 0.55% of average loans (LHFS and LHFI), respectively, compared to 0.13% and 0.10% of average loans (LHFS and LHFI) for the same time periods in 2019, respectively.  The provision for credit losses for the third quarter of 2020 primarily reflected an increase in reserves as a result of the COVID-19 portfolio review, largely offset by a decrease in reserves as a result of quantitative changes in the ACL calculation due to significant improvement of the macroeconomic forecast.  The provision for credit losses for the nine months ended September 30, 2020 primarily reflected net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

During the third quarter of 2020, Trustmark conducted a review of significantly impacted borrowers who received one or more payment concessions and other borrowers in industries significantly impacted by COVID-19.  The provision for credit losses for loans secured by NFNR properties and other commercial loans totaled $7.4 million and $1.1 million, respectively, for the third quarter of 2020, primarily due to downgrades that resulted from this in-depth review.  The provision for credit losses related to loans and other loans secured by real estate, excluding loans secured by NFNR properties, totaled a negative $6.2 million for the third quarter of 2020, primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP and Prime Rate.

The provision for credit losses related to loans and other loans secured by real estate totaled $44.7 million for the nine months ended September 30, 2020, primarily due to the negative impact of the COVID-19 pandemic on the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate.  The provision for credit losses for commercial and industrial loans totaled a negative $3.7 million for the nine months ended September 30, 2020 primarily due to loans that had been specifically reserved for being charged down, upgrades on loans from substandard to pass, paydowns as well as a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.  The provision for credit losses for state and other political subdivision loans totaled a negative $1.7 million for the nine months ended September 30, 2020 primarily due to a decrease in reserves based on routine updates to the qualitative portion of the allowance calculation.

Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2020.  Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded an ACL on off-balance sheet credit exposures of $29.6 million.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense. Trustmark recorded a credit loss expense related to off-balance sheet credit exposures of a negative $3.0 million for the three months ended September 30, 2020 and $10.0 million for the nine months ended September 30, 2020, resulting in an ACL on off-balance sheet credit exposures of $39.7 million as of September 30, 2020.  The decrease in the ACL on off-balance sheet credit exposures for the three months ended September 30, 2020 was primarily due to improvements in the macroeconomic forecasts used in the quantitative calculation of the ACL.  The increase in the ACL on off-balance sheet credit exposures for the nine months ended September 30, 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Nonperforming Assets, Excluding Acquired Loans

The table below provides the components of nonperforming assets, excluding acquired loans, by geographic market region at September 30, 2020 and December 31, 2019 ($ in thousands):

	September 30, 2020	December 31, 2019
Nonaccrual LHFI
Alabama	$3,860	$1,870
Florida	617	267
Mississippi	35,617	41,493
Tennessee	13,041	8,980
Texas	721	616
Total nonaccrual LHFI	53,856	53,226
Other real estate
Alabama	3,725	8,133
Florida	3,665	5,877
Mississippi	8,718	14,919
Tennessee	140	319
Texas	—	—
Total other real estate	16,248	29,248
Total nonperforming assets	$70,104	$82,474

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.68%	0.86%

Loans past due 90 days or more
LHFI	$782	$642

LHFS - Guaranteed GNMA serviced loans (1)	$121,281	$41,648

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2020, nonaccrual LHFI totaled $53.9 million, or 0.52% of total LHFS and LHFI, reflecting an increase of $630 thousand, or 1.2%, relative to December 31, 2019.  The increase in nonaccrual LHFI during the first nine months of 2020 was primarily due to LHFI placed on nonaccrual status in Trustmark’s Tennessee, Mississippi and Alabama market regions, which were largely offset by reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions.

As of September 30, 2020, nonaccrual energy-related LHFI totaled $11.0 million and represented 10.0% of Trustmark’s total energy-related portfolio, compared to $10.6 million, or 8.6% of Trustmark’s total energy-related portfolio, as of December 31, 2019.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2020 decreased $13.0 million, or 44.4%, when compared with December 31, 2019.  The decrease in other real estate was principally due to properties sold in Trustmark’s Mississippi, Alabama, Florida and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$18,276	$4,766	$3,665	$9,408	$437	$—
Additions	90	—	—	136	(46)	—
Disposals	(1,289)	(860)	—	(183)	(246)	—
Write-downs	(829)	(181)	—	(643)	(5)	—
Balance at end of period	$16,248	$3,725	$3,665	$8,718	$140	$—

	Three Months Ended September 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$31,243	$6,451	$7,826	$15,511	$815	$640
Additions	3,583	—	—	3,509	74	—
Disposals	(2,715)	(117)	(843)	(1,029)	—	(726)
Write-downs	(137)	167	—	(345)	(45)	86
Balance at end of period	$31,974	$6,501	$6,983	$17,646	$844	$—

	Nine Months Ended September 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	496	77	—	220	199	—
Disposals	(11,823)	(3,558)	(2,196)	(5,712)	(357)	—
Write-downs	(1,673)	(927)	(16)	(709)	(21)	—
Balance at end of period	$16,248	$3,725	$3,665	$8,718	$140	$—

	Nine Months Ended September 30, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	5,684	569	—	5,000	115	—
Disposals	(6,574)	(726)	(1,517)	(3,375)	(230)	(726)
Write-downs	(1,804)	(215)	(271)	(1,234)	(66)	(18)
Balance at end of period	$31,974	$6,501	$6,983	$17,646	$844	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $131 thousand, or 7.3%, when the first nine months of 2020 is compared to the same time period in 2019, primarily due to a decrease in write-downs of other real estate properties in the Mississippi market region and properties sold for which a reserve for write-down was previously recorded, partially offset by write-downs of other real estate properties in the Alabama market region.

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

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $13.222 billion at September 30, 2020 compared to $11.246 billion at December 31, 2019, an increase of $1.977 billion, or 17.6%, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts as customers deposited proceeds from line draws, PPP loans and other stimulus programs.  During the first nine months of 2020, noninterest-bearing deposits increased $1.073 billion, or 37.1%, primarily due to growth in commercial and consumer noninterest-bearing deposit accounts.  Interest-bearing deposits increased $904.0 million, or 10.8%, during the first nine months of 2020, primarily due to growth in public and consumer interest checking accounts, commercial and consumer money market deposit accounts and consumer savings accounts, partially offset by declines in consumer time deposits.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $153.8 million at September 30, 2020 compared to $256.0 million at December 31, 2019, a decrease of $102.2 million, or 39.9%.  Of these amounts $153.8 million and $62.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, Trustmark had no upstream federal funds purchased at September 30, 2020, compared to $193.5 million at December 31, 2019.  The decrease in the upstream federal funds purchased during the first nine months of 2020, was due primarily to reduced funding needs caused by the increases in deposit balances as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs, as well as the FRB’s decision to reduce reserve requirement ratios to zero.

Other borrowings totaled $178.6 million at September 30, 2020, an increase of $93.2 million when compared with $85.4 million at December 31, 2019, primarily due to the increase in the amount of GNMA loans eligible for repurchase.

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

Capital Resources

At September 30, 2020, Trustmark’s total shareholders’ equity was $1.710 billion, an increase of $49.3 million, or 3.0%, when compared to December 31, 2019.  During the first nine months of 2020, shareholders’ equity increased primarily as a result of net income of $108.8 million and improvements in the fair market value of securities available for sale, net of tax, of $26.6 million, partially offset by a $19.9 million, net of tax, adjustment to the beginning balance of retained earnings as a result of the adoption of FASB ASU 2016-13, common stock repurchases of $27.5 million and common stock dividends of $44.1 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2019 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at September 30, 2020 and December 31, 2019.  AOCI is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of September 30, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since September 30, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

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

Refer to the section captioned “Regulatory Capital” included in Note 16 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2020 and December 31, 2019.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2020 and 2019 were $0.69.  Trustmark’s indicated dividend for 2020 is $0.92 per common share, which is the same as dividends per common share declared in 2019.

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

On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark may begin repurchases under the program at any time at Management’s discretion and subject to any necessary regulatory approvals, but there is no guarantee that the program will be reinstated or as to the number of shares that will be repurchased by, if any, Trustmark.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $12.707 billion for the first nine months of 2020 and represented approximately 84.8% of average liabilities and shareholders’ equity, compared to average deposits of $11.440 billion, which represented 84.7% of average liabilities and shareholders’ equity for the first nine months of 2019.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At September 30, 2020, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $27.5 million compared to $26.2 million at December 31, 2019.

At September 30, 2020, Trustmark had no upstream federal funds purchased, compared to $193.5 million at December 31, 2019.  The decrease in the upstream federal funds purchased during the first nine months of 2020, was due primarily to the increases in deposit balances as customers deposited proceeds from line draws, PPP loans and other stimulus programs, as well as the FRB’s decision to reduce reserve requirement ratios to zero.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at September 30, 2020 and December 31, 2019.  Trustmark had a $400.0 million letter of credit outstanding with the FHLB of Dallas at September 30, 2020, compared to no outstanding letters of credit at December 31, 2019.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.819 billion at September 30, 2020.

In addition, at September 30, 2020, Trustmark had $638 thousand in short-term and $121 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to no short-term FHLB advances and $811 thousand in long-term FHLB advances at December 31, 2019.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At September 30, 2020, Trustmark had approximately $530.0 million available in unencumbered agency securities compared to $546.0 million at December 31, 2019.

Another borrowing source is the Discount Window.  At September 30, 2020, Trustmark had approximately $913.0 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $982.7 billion at December 31, 2019.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

The PPPLF was established by the FRB to provide a liquidity source to PPP lenders, through non-recourse credit secured by PPP loans.  The PPPLF is available to Trustmark as a liquidity source as needed.  At September 30, 2020, Trustmark had $4.0 million of outstanding PPP loans pledged as collateral at the PPPLF.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At September 30, 2020, Trustmark had no shares of preferred stock issued and outstanding.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR, indicating that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk.  Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition and results of operations.  Trustmark has organized an internal LIBOR Transition Working Group to identify operational and contractual best practices, assess its risk, manage the transition, facilitate communication with its customers and monitor the impacts.  For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2019 Annual Report.

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

The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in AOCI at December 31, 2019.  No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income during the nine months ended September 30, 2019.  Amounts reported in AOCI related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $855.4 million at September 30, 2020, with a positive valuation adjustment of $11.1 million, compared to $301.1 million, with a positive valuation adjustment of $953 thousand at December 31, 2019.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $331.0 million at September 30, 2020 compared to $564.0 million at December 31, 2019.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $815 thousand and a net negative ineffectiveness of $3.7 million for the three months ended September 30, 2020 and 2019, respectively.  For the nine months ended September 30, 2020 and 2019, the impact was a net positive ineffectiveness of $8.7 million and a net negative ineffectiveness of $8.5 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  As of September 30, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $1.054 billion related to this program, compared to $893.1 million as of December 31, 2019.

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of September 30, 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.5 million compared to $1.0 million at December 31, 2019.  As of September 30, 2020, Trustmark had posted collateral of $1.6 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at

September 30, 2020, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At both September 30, 2020 and December 31, 2019, Trustmark had entered into three risk participation agreements as a beneficiary with an aggregate notional amount of $41.4 million and $37.6 million, respectively. At September 30, 2020, Trustmark had entered into twenty-one risk participation agreements as a guarantor with an aggregate notional amount of $145.6 million, compared to ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million at December 31, 2019.  The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2020 and December 31, 2019.

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

Financial simulation models are the primary tools used by Management’s Asset/Liability Committee to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  In these scenarios, rates are not allowed to go below zero in the model.

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2020 and 2019.  At September 30, 2020 and 2019, the impact of a 200-basis point drop scenario was excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2020	2019
+200 basis points	13.8%	6.7%
+100 basis points	7.3%	3.4%
-100 basis points	-5.7%	-4.8%

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

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2020 and 2019.  At September 30, 2020 and 2019, the impact of a 200-basis point drop scenario was excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2020	2019
+200 basis points	18.6%	8.0%
+100 basis points	10.8%	4.8%
-100 basis points	-14.4%	-8.6%

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

At September 30, 2020, the MSR fair value was $61.6 million, compared to $73.0 million at September 30, 2019.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2020, would be a decline in fair value of approximately $4.2 million and $2.2 million, respectively, compared to a decline in fair value of approximately $3.4 million and $2.3 million, respectively, at September 30, 2019.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

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

The following risk factors are intended as a supplement to the risk factors is disclosed in Part I. Item 1A. – Risk Factors included in Trustmark’s 2019 Annual Report.

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

Trustmark’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions.  A significant increase in the number of COVID-19 cases, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause Trustmark’s customers to be unable to meet existing payment or other obligations, particularly in the event of a significant increase in COVID-19 cases or an outbreak of an infectious disease in Trustmark’s market regions.  Although Trustmark maintains contingency plans for pandemic outbreaks, a significant increase in COVID-19 case above current levels, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel necessary to conduct its business activities. Such an increase or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for Trustmark.  If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, Trustmark could continue to experience a material adverse effect to its business, financial condition, and results of operations.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which included a $349 billion loan program administered through the SBA referred to as the PPP.  Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria.  TNB participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes Trustmark to risks relating to noncompliance with the PPP.  On April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted.  Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020.  The SBA began accepting applications for the new funding on April 27, 2020 and stopped accepting applications on August 8, 2020.  Legislation to amend the CARES Act was signed into law on June 5, 2020, which amended the PPP to make to terms of the PPP loans and loan forgiveness more flexible.  The SBA and Treasury Department have released a series of rules, guidance documents and processes governing all aspects of the PPP.

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

On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark may begin repurchases under the program at any time at Management’s discretion and subject to any necessary regulatory approvals, but there is no guarantee that the program will be reinstated or as to the number of shares that will be repurchased, if any, by Trustmark.

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2020 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2020 to July 31, 2020	—	$—	—	$52,740
August 1, 2020 to August 31, 2020	—	—	—	52,740
September 1, 2020 to September 30, 2020	—	—	—	52,740
Total	—		—
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

3-b	Amended and Restated Bylaws of Trustmark Corporation, as of October 27, 2020. Filed on October 27, 2020, as Exhibit 3.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

10-ad

Employment Agreement between Trustmark Corporation and Gerard R. Host dated October 27, 2020. Filed October 27, 2020, as Exhibit 10.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.*

10-ae

Employment Agreement between Trustmark Corporation and Duane A. Dewey dated October 27, 2020. Filed October 27, 2020, as Exhibit 10.2 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.*

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

* - Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Gerard R. Host	BY:	/s/ Louis E. Greer
	Gerard R. Host		Louis E. Greer
	Chairman of the Board, President and		Treasurer, Principal Financial Officer and
	Chief Executive Officer		Principal Accounting Officer

DATE:	November 5, 2020	DATE:	November 5, 2020