Form 10-K
period 2020-12-31
TRUSTMARK CORP
filed 2021-02-18
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑

Based on the closing sales price at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $920.2 million.

As of January 31, 2021, there were issued and outstanding 63,408,802 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2021 Annual Meeting of Shareholders to be held April 27, 2021 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, our ability to manage the impact of the COVID-19 pandemic on our markets and our customers, as well as the effectiveness of actions of federal, state and local governments and agencies (including the Board of Governors of the Federal Reserve System (FRB)) to mitigate its spread and economic impact, local, state and national economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters,  pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission (SEC).

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1.	BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At December 31, 2020, TNB had total assets of $16.550 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 183 offices and 2,797 full-time equivalent associates (measured at December 31, 2020) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past five years ($ in thousands):

December 31,	2020	2019	2018	2017	2016
Securities	$2,529,887	$2,340,503	$2,721,456	$3,295,121	$3,515,325
Total securities growth (decline)	$189,384	$(380,953)	$(573,665)	$(220,204)	$(17,915)
Total securities growth (decline)	8.09%	-14.00%	-17.41%	-6.26%	-0.51%

Loans *	$9,824,524	$9,408,229	$8,942,800	$8,831,484	$8,123,460
Total loans growth (decline)	$416,295	$465,429	$111,316	$708,024	$641,664
Total loans growth (decline)	4.42%	5.20%	1.26%	8.72%	8.58%

Assets	$16,551,840	$13,497,877	$13,286,460	$13,797,953	$13,352,333
Total assets growth (decline)	$3,053,963	$211,417	$(511,493)	$445,620	$673,437
Total assets growth (decline)	22.63%	1.59%	-3.71%	3.34%	5.31%

Deposits	$14,048,764	$11,245,557	$11,364,411	$10,577,512	$10,056,012
Total deposits growth (decline)	$2,803,207	$(118,854)	$786,899	$521,500	$467,782
Total deposits growth (decline)	24.93%	-1.05%	7.44%	5.19%	4.88%

Equity	$1,741,117	$1,660,702	$1,591,453	$1,571,701	$1,520,208
Total equity growth (decline)	$80,415	$69,249	$19,752	$51,493	$47,151
Total equity growth (decline)	4.84%	4.35%	1.26%	3.39%	3.20%

Years Ended December 31,
Revenue **	$701,130	$613,634	$604,256	$592,213	$561,476
Total revenue growth (decline)	$87,496	$9,378	$12,043	$30,737	$(3,438)
Total revenue growth (decline)	14.26%	1.55%	2.03%	5.47%	-0.61%

*	Includes loans held for investment and acquired loans.
**	Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income.

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

•

Paycheck Protection Program (PPP) Loans – Loans originated by Trustmark through the PPP administered by the Small Business Administration (SBA).  PPP loans are fully guaranteed by the SBA and forgivable, in whole or in part, if the proceeds are used for permitted purposes.

The following discussion briefly summarizes Trustmark’s lending business by focusing on LHFI and LHFS, and includes a discussion of the risks inherent in these loans, Trustmark’s underwriting policies for its loans and the characteristics of the real estate loan component of these loans.  PPP loans are excluded from this summary, as these loans are not part of Trustmark’s ordinary lending business and were originated under specific program guidelines.  Discussion of Trustmark’s PPP loans is contained in the section captioned “Paycheck Protection Program” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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

LHFI Secured by Nonfarm, Nonresidential Properties (NFNR LHFI) – Trustmark provides financing for both owner-occupied commercial real estate as well as income-producing commercial real estate.  Trustmark seeks to maintain a balance of owner-occupied and income-producing real estate loans that moderates its risk to the specific risks of each type of loan.  Commercial real estate term loans are typically collateralized by liens on real property.  Both types of commercial real estate loans are underwritten to lending policies that include maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type.  Income-producing commercial real estate loans also generally require substantial equity and are subject to exposure limits for a single project.  All exceptions to established guidelines are subject to stringent internal review and require specific approval.  As with commercial loans, the borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting.  Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance in addition to analysis of the proposed project for income-producing properties.  Additional support offered by guarantors is also considered.

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

Recent Economic and Industry Developments

On March 11, 2020, the World Health Organization (WHO) declared the outbreak of the novel coronavirus (COVID-19) as a global pandemic, which continues to spread throughout the United States and around the world.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses.  COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many regions, including the geographical area in which Trustmark operates and industries in which Trustmark regularly extends credit.  For additional information regarding Trustmark’s exposure to industries impacted by the COVID-19 pandemic, please see the section captioned “COVID-19 Update - Exposure to Stressed Industries” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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

In the January 2021 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from November 21, 2020 through January 4, 2021) increased modestly across most Districts; however, changes in economic activities remained varied by sector.  Reports by the twelve Federal Reserve Districts noted the following during the reporting period:

•

Consumer spending reports were mixed, with some Districts noting declines in retail sales and demand for leisure and hospitality services, which was largely attributed to the recent increase in COVID-19 cases and stricter containment measures.  Most Districts reported an intensification of the shift from in-person shopping to online sales during the holiday season.  Auto sales weakened somewhat, while activity in the energy sector reportedly expanded for the first time since the onset of the pandemic.

•

Manufacturing activity continued to recover in almost all Districts, despite increasing reports of supply chain challenges.  Residential real estate activity remained strong, but accounts of weak conditions in commercial real estate markets persisted.

•

Prices rose modestly in almost all Districts, with growth in input costs continuing to outpace that of finished goods and services. Prices for construction and building materials, steel products and shipping services were reported to have risen further.  Contacts in several Districts noted an improved ability to raise final selling prices to consumers, especially in the retail, wholesale trade and manufacturing sectors, and some cited plans to increase selling prices in coming months.  Energy prices increased but remained below pre-pandemic levels.  Home prices continued to climb, driven by low inventories and rising construction costs.

•

Employment increased in the majority of the Districts, though growth remained slow and recovery incomplete.  A growing number of Districts reported a drop in employment levels relative to the previous reporting period.  Labor demand was strongest in the manufacturing, construction and transportation sectors, with some employers noting staff shortages and difficulty attracting qualified workers, especially for entry-level and on-site positions.  Hiring difficulties were exacerbated by the recent resurgence in COVID-19 cases and the resulting workplace disruptions in some Districts.  Firms in most Districts reported modest increases in wages, as labor market conditions improved somewhat in some areas but generally remained weak.

•	Banking contacts saw little or no change in loan volumes, with some anticipating strong demand from borrowers in coming months for new government-backed lending programs.
•

Although the prospect of COVID-19 vaccines has bolstered business optimism for 2021 growth, this has been tempered by concern over the recent resurgence of COVID-19 cases and the implications for near-term business conditions.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above.  The Federal Reserve’s Sixth District also noted that banking conditions remained stable, though some contacts noted an increase in delinquencies, mostly with residential mortgages, deposit levels remained elevated and financial institutions continued to hold higher balances in cash accounts and their securities portfolios.  The Federal Reserve’s Eleventh District also reported that the housing market continued to be a bright spot, with robust home sales and strengthening apartment demand, overall loan demand increased, led by real estate lending, loan pricing continued to decrease with some contacts voicing concerns about margin compression and energy activity showed mounting signs of improvement after a prolonged contraction.

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

Trustmark and its subsidiaries compete with national and state-chartered banking institutions of comparable or larger size and resources and with smaller community banking organizations.  Trustmark has numerous local, regional and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, financial service operations of major retailers, investment brokerage and financial advisory firms and mutual fund companies.  Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures.  Currently, Trustmark does not face meaningful competition from international banks in its markets, although that could change in the future.

At June 30, 2020, Trustmark’s deposit market share ranked within the top three positions in 55% of the 56 counties served and within the top five positions in 71% of the counties served.  The table below presents Federal Deposit Insurance Corporation (FDIC) deposit data regarding TNB’s deposit market share by state as of June 30, 2020.  The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.58%
Florida	0.15%
Mississippi	14.20%
Tennessee	0.32%
Texas	0.04%

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

Federal Oversight Over Mergers and Acquisitions, Investments and Branching

The BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control 5.0% or more of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.  The BHC Act further requires the FRB to consider the competitive impact of the transaction, the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served, including the applicant’s record of performance under the Community Reinvestment Act (CRA).  The FRB is also required to take into account in evaluating such a transaction the effectiveness of the parties in combatting money laundering activities.  Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an insured depository institution to merge with another insured depository institution.

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

In addition, the Office of the Comptroller of the Currency (OCC) has the authority to approve applications by national banks to establish de novo branches, including, under the Riegle-Neal Act, in states other than the bank’s home state if the law of the state in which the branch is located, or is to be located, would permit establishment of the branch if the bank were a state bank chartered by such state.

The BHC Act also generally requires FRB approval for a bank holding company’s acquisition of a company that is not an insured depository institution.  Bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the FRB to be closely related to banking.  Additionally, a provision of the BHC Act known as the Volcker Rule places limits on the ability of Trustmark and TNB to acquire or retain ownership interests in, or act as sponsor to, certain investment funds, including hedge funds and private equity funds, or to engage in proprietary trading (i.e., engaging as principal in any purchase or sale of one or more financial instruments for a trading account).

Certain acquisitions of Trustmark’s voting stock may be subject to regulatory approval or notice under federal law.  Under the Change in Bank Control Act and BHC Act, a person or company that directly or indirectly acquires control of a bank holding company or bank must obtain the non-objection or approval of the institution’s appropriate federal banking agency in advance of the acquisition.  For a publicly-traded bank holding company such as Trustmark, control for purposes of the Change in Bank Control Act is presumed to exist if the acquirer will have 10% or more of any class of the company’s voting securities.

Source of Strength

Under the FDI Act, Trustmark is expected to act as a source of financial and managerial strength to TNB.  Under this policy, a bank holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be inclined or in a financial position to provide it.

Capital Adequacy

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal bank regulatory agencies.  Capital adequacy regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.  The FRB and the OCC, the primary regulators of Trustmark and TNB, respectively, have established substantially similar minimum risk-based capital ratio and leverage ratio requirements for bank holding companies and banks.

Under capital requirements applicable to Trustmark and TNB, Trustmark and TNB are required to meet a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%.

For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.  For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank level, is classified in one of three tiers depending on the “quality” and loss-absorbing features of the capital instrument.  Common equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments.  Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus).  Newly issued trust preferred securities and cumulative perpetual preferred stock may not be included in Tier 1 capital.  Smaller depository institution holding companies (those with assets less than $15 billion as of year-end 2009) and most mutual holding companies are allowed to continue to count as Tier 1 capital most outstanding trust preferred securities and other non-qualifying securities that were issued prior to May 19, 2010 (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments) rather than phasing such securities out of regulatory capital.  However, a depository institution holding company with less than $15 billion in assets that grows to $15 billion or more in assets as a result of an acquisition of another depository institution holding company generally is no longer allowed to count outstanding non-qualifying capital instruments toward its Tier 1 capital.  Trustmark currently has outstanding trust preferred securities that are permitted to continue to count as Tier 1 capital up to the regulatory limit.  Total capital is comprised of

Tier 1 capital and Tier 2 capital, which includes certain subordinated debt with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for loan losses.  Newly issued trust preferred securities and cumulative perpetual preferred stock generally may be included in Tier 2 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of a bankruptcy, insolvency, or receivership of the issuer.

Failure to meet minimum capital requirements could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC and certain other restrictions on its business.  An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments.

In addition, the FDI Act’s “prompt corrective action” framework identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  For an insured depository institution to be “well-capitalized,” it must have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0% and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.  An insured depository institution is subject to differential regulation corresponding to the capital category within which the institution falls.  For example, an insured depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company, if the institution would thereafter be undercapitalized.

At December 31, 2020, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.62%, 12.11% and 14.12% of its total risk-weighted assets, respectively.  At December 31, 2020, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.75%, 11.75% and 12.73% of its total risk-weighted assets, respectively.  At December 31, 2020, the leverage ratios for Trustmark and TNB were 9.33% and 9.07%, respectively.  As of December 31, 2020, TNB was well-capitalized based on the ratios and guidelines described above.

In December 2018, the federal banking agencies issued a final rule that allows institutions to elect to phase in the regulatory capital effects of the Current Expected Credit Losses (CECL) accounting standard over three years.  In addition, as a result of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) enacted on March 27, 2020 in response to the COVID-19 pandemic, the federal bank regulatory agencies issued rules that allow banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. Trustmark has elected to defer the regulatory capital effects of CECL in accordance with these rules, which will largely delay the effects of the adoption of CECL on its regulatory capital through December 31, 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.  For additional information regarding Trustmark’s implementation of the CECL accounting standard, see the section captioned “Accounting Policies Recently Adopted – ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” included in Note 1 – Significant Accounting Policies – Accounting Policies Recently Adopted and Pending Accounting Pronouncements in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Payment of Dividends and Stock Repurchases

Trustmark is limited in its ability to pay dividends or repurchase its stock by the FRB, including if doing so would be an unsafe or unsound banking practice.  In addition, the FRB has adopted the policy that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover the cash dividends, and that the company’s rate of earning retention is consistent with the company’s capital needs, asset quality and overall financial condition.  In addition, a bank holding company is required to consult with or notify the FRB prior to purchasing or redeeming its outstanding equity securities in certain circumstances, including if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid by the company for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the company’s consolidated net worth.  A bank holding company that is well-capitalized, well-managed and not the subject of any unresolved supervisory issues is exempt from this notice requirement.

Anti-Money Laundering (AML) Initiatives and Sanctions Compliance

Trustmark and TNB are subject to extensive laws and regulations aimed at combatting money laundering and terrorist financing, including the USA Patriot Act of 2001 (USA Patriot Act) and the Bank Secrecy Act.  Regulations implementing these statutes impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers and of beneficial owners of their legal entity customers.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and financial consequences for the institution.  The federal Financial Crimes Enforcement Network of the Department of the Treasury, in addition to federal bank regulatory agencies, is authorized to impose significant civil money penalties for violations of these requirements, and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, the U.S. Department of Justice, the Consumer Financial Protection Bureau (CFPB), the Drug Enforcement Administration and the Internal Revenue Service.  Violations of AML requirements can also lead to criminal penalties.  In addition, the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing proposed bank mergers and bank holding company acquisitions.

The U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC administers and enforces economic and trade sanctions programs, including publishing lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  OFAC regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals.  Trustmark maintains policies, procedures and other internal controls designed to comply with these sanctions programs.

Other Federal Regulation of Trustmark

In addition to being regulated as a bank holding company, Trustmark is subject to regulation by the State of Mississippi under its general business corporation laws.  Trustmark is also subject to the disclosure and other regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, as administered by the SEC.

Regulation of TNB

TNB is a national bank and, as such, is subject to extensive regulation by the OCC and, to a lesser extent, by the FDIC.  In addition, as a large provider of consumer financial services, TNB is subject to regulation, supervision, enforcement and examination by the CFPB.  Almost every area of the operations and financial condition of TNB is subject to extensive regulation and supervision and to various requirements and restrictions under federal and state law including loans, reserves, investments, issuance of securities, establishment of branches, capital adequacy, liquidity, earnings, dividends, management practices and the provision of services.  TNB is subject to supervision, examination, enforcement and reporting requirements under the National Bank Act, the Federal Reserve Act, the FDI Act, regulations of the OCC and certain of the requirements imposed by the Dodd-Frank Act.  Trustmark and TNB are also subject to a wide range of consumer protection laws and regulations.

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

Under section 22 of the Federal Reserve Act, as implemented by the FRB’s Regulation O, restrictions also apply to extensions of credit by a bank to its executive officers, directors, principal shareholders and their related interests, and to similar individuals at the holding company or affiliates.  In general, such extensions of credit (i) may not exceed certain dollar limitations, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (iii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Community Reinvestment Act

The CRA requires an insured depository institution’s appropriate federal banking regulator to evaluate the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch.  A rating of less than “Satisfactory” may provide a basis for denial of such an application.  As of its last examination from the OCC, TNB received a CRA rating of “Satisfactory.”  On May 20, 2020, the OCC issued a final rule that substantially revises how the agency will assess an institution’s CRA performance beginning in 2023.  Management is continuing to evaluate the impact of the final rule on TNB.

Consumer Protection Laws

TNB is subject to a number of federal and state laws designed to protect customers and promote lending to various sectors of the economy and population.  These consumer protection laws apply to a broad range of TNB’s activities and to various aspects of its business, and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services.  These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act and their state law counterparts.  At the federal level, most consumer financial protection laws are administered by the CFPB, which supervises TNB.

Violations of applicable consumer protection laws can result in significant potential liability, including actual damages, restitution and injunctive relief, from litigation brought by customers, state attorneys general and other plaintiffs, as well as enforcement actions by banking regulators and reputational harm.

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

Financial Privacy Laws and Cybersecurity

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

In addition, the federal banking agencies pay close attention to the cybersecurity practices of banks, and the agencies include review of an institution’s information technology and its ability to thwart cyberattacks in their examinations.  An institution’s failure to have adequate cybersecurity safeguards in place can result in supervisory criticism, monetary penalties and/or reputational harm.

Debit Interchange Regulation

The FRB has issued rules under the EFTA, as amended by the Dodd-Frank Act, to limit interchange fees that an issuer with $10.0 billion or more in assets, such as TNB, may receive or charge for an electronic debit card transaction.  Under the FRB’s rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction.  In addition, the FRB’s rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.

The FRB also has established rules governing routing and exclusivity that require debt card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

FDIC Deposit Insurance Assessments

The deposits of TNB are insured by the Deposit Insurance Fund (DIF), as administered by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the DIF at minimum levels required by statute.

The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate.  A bank’s deposit insurance assessment base is generally equal to the bank’s total assets minus its average tangible equity during the assessment period.

The FDIC determines a bank’s assessment rate within a range of base assessment rates using a risk scorecard that takes into account the bank’s financial ratios and supervisory rating (the CAMELS composite rating), among other factors.  The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk.  The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2.0%.

The FDIC may terminate the deposit insurance of any insured depository institution, including the TNB, if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.

In 2020, TNB’s expenses related to deposit insurance premiums totaled $6.1 million.

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

Relief Measures Under the CARES Act

Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the enactment on March 27, 2020 of the CARES Act, which, among other things, established various initiatives to protect individuals, businesses and local economies in an effort to lessen the impact of the COVID-19 pandemic on consumers and businesses.  These initiatives included the PPP, relief with respect to troubled debt restructurings (TDRs), mortgage forbearance and extended unemployment benefits.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of these relief provisions in certain respects.

The PPP permitted small businesses, sole proprietorships, independent contractors and self-employed individuals to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  The CARES Act appropriated $349.0 billion to fund the PPP, and Congress appropriated an additional $320.0 billion to the PPP on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible.  PPP loans are forgivable, in whole or in part, if the proceeds are used for permitted purposes.  Consistent with the terms of the PPP, if not forgiven in whole or in part, these loans carry a fixed interest rate of 1.00% per annum and are 100% guaranteed by the SBA.  TNB began submitting PPP applications on behalf of and originating loans to qualified small businesses under this program in April 2020.  The SBA discontinued accepting applications in August 2020.  Additionally, the Consolidated Appropriations Act, 2021 appropriated a further $284.0 billion to the PPP, and permitted certain PPP borrowers to make “second draw” loans.  TNB began submitting PPP applications on behalf of and originating loans to qualified small businesses under this third round of PPP in January 2021 once allowable by the SBA.

TNB’s participation in this program could subject it to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation.

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under U.S. generally accepted accounting principles (GAAP) related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of COVID-19.  The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs.  Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Since the outset of the pandemic, TNB has granted loan modifications to its customers primarily in the form of interest only payments for 90 days or full payment deferrals for 90 days.

The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers.  For example, provisions of the CARES Act require mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan, or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrower experiences financial hardship due to the COVID-19 pandemic.

Further, in response to the COVID-19 pandemic, the FRB has established a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets.  Many of these facilities expired on December 31, 2020, or were extended for brief periods into 2021.  The expiration of these facilities could have adverse effect on the U.S. economy and ultimately on Trustmark’s business.

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

Employees

At December 31, 2020, Trustmark employed 2,797 full-time equivalent associates, none of which are represented by a collective bargaining agreement.  Trustmark believes its employee relations to be satisfactory.

Information about Executive Officers of Trustmark

As of the filing date, the executive officers of Trustmark and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 66

Trustmark Corporation

Executive Chairman since January 2021

Chairman from April 2020 to December 2020

President and Chief Executive Officer since January 2011 to December 2020

Trustmark National Bank

Executive Chairman since January 2021

Chairman from April 2020 to December 2020

Chief Executive Officer from January 2011 to December 2020

President from January 2011 to December 2019

Duane A. Dewey, 62

Trustmark Corporation

President and Chief Executive Officer since January 2021

Trustmark National Bank

Chief Executive Officer since January 2021

President since January 2020

Chief Operating Officer from January 2019 to December 2020

President – Corporate Banking from September 2011 to December 2018

Louis E. Greer, 66

Trustmark Corporation

Treasurer and Principal Financial Officer since January 2007

Principal Accounting Officer since February 2007

Trustmark National Bank

Executive Vice President and Chief Financial Officer since February 2007

Granville Tate, Jr., 64

Trustmark Corporation

Secretary since December 2015

Trustmark National Bank

Chief Administrative Officer since January 2021

Chief Risk Officer since June 2016

Executive Vice President, Secretary and General Counsel since December 2015

Monica A. Day, 60

Trustmark National Bank

President – Institutional Banking since April 2019

Executive Vice President and Real Estate Banking Manager from May 2017 to April 2019

Senior Vice President and Corporate Commercial Real Estate Manager from October 2008 to May 2017

Robert Barry Harvey, 61

Trustmark National Bank

Executive Vice President and Chief Credit Officer since March 2010

Thomas C. Owens, 56

Trustmark National Bank

Executive Vice President and Bank Treasurer since September 2013

W. Arthur Stevens, 55

Trustmark National Bank

President – Retail Banking since September 2011

Gerard R. Host became Executive Chairman of Trustmark and TNB on January 1, 2021.  Duane A. Dewey, President and former Chief Operating Officer of TNB, succeeded Mr. Host as President and Chief Executive Officer (CEO) of Trustmark and CEO of TNB on January 1, 2021.  Granville Tate, Jr., who serves as Executive Vice President, Chief Risk Officer and General Counsel of TNB, assumed additional responsibilities as TNB’s Chief Administrative Officer on January 1, 2021.  He remains Secretary of the Boards of Directors of Trustmark and TNB.  Additionally, on October 27, 2020, Trustmark announced the retirement of Louis E. Greer, Treasurer and Principal Financial Officer of Trustmark and Chief Financial Officer of TNB, effective March 1, 2021. Thomas C. Owens, who has served as Executive Vice President and Bank Treasurer of TNB since 2013, will succeed Mr. Greer as Treasurer and Principal Financial Officer of Trustmark and Chief Financial Officer of TNB effective March 1, 2021.  George T. (“Tom”) Chambers, Jr., who has served as Controller of TNB since 2007, will become Principal Accounting Officer of Trustmark and Executive Vice President and Chief Accounting Officer of TNB effective March 1, 2021.  Maria L. (“Ria”) Sugay, who serves as Executive Vice President and Co-Treasurer of TNB, will succeed Mr. Owens as Bank Treasurer effective March 1, 2021.

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

Risks Related to Trustmark’s Business

Interest Rate Risks

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

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure.  Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates.  Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet.  Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior.  In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.  Trustmark’s simulation model using static balances at December 31, 2020, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may increase 20.4%, while a hypothetical 100 basis point increase in interest rates, may increase net interest income 10.8%.  In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2020, it is estimated net interest income may decrease by 5.7%.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after the end of 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after the end of 2021. The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, has proposed the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.  However, there are conceptual and technical differences between LIBOR and SOFR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR.  While the benchmark provider for US$ LIBOR (which is typically the benchmark that Trustmark uses) has announced that it intends to provide the benchmark through June 2023, Trustmark continues to work to transition to SOFR by the end of 2021.

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

Credit and Lending Risks

Trustmark is subject to lending risk, which could impact the adequacy of the allowance for credit losses and results of operations.

There are inherent risks associated with Trustmark’s lending activities.  While the housing and real estate markets have shown continued improvement, they remain at depressed levels in certain regions.  If trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses.  Moreover, if the United States economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses.  In addition, bank regulatory agencies periodically review Trustmark’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs, based on judgments different from those of Management.  As a result, Trustmark may elect, or be required, to make further increases in its provision for credit losses in the future, particularly if economic conditions deteriorate.

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

Declines in asset values may result in credit losses and adversely affect the value of Trustmark’s investments.

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

On a quarterly basis, Trustmark evaluates investments and other assets for expected credit losses.  As of December 31, 2020, gross unrealized losses on securities for which an allowance for credit losses has not been recorded totaled $1.9 million.  Trustmark may be required to record credit loss expense if these investments suffer a decline in value that is the result of a credit loss.  If Trustmark determines that a credit loss exists, the credit portion of the allowance would be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date.  The amount of credit loss Trustmark may record is limited to the amount by which the amortized cost exceeds the fair value, which could have a material adverse effect on results of operations in the period in which a credit loss, if any, occurs.

Liquidity Risk

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

External and Market-Related Risks

Trustmark’s business may be adversely affected by conditions in the financial markets and economic conditions in general.

On March 11, 2020, the WHO declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses.  COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many regions, including the geographical area in which Trustmark operates and industries in which Trustmark regularly extends credit.  Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term.  While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations. While domestic demand for loans has improved, further meaningful gains will depend on sustained economic growth.  Strategic risk, including threats to business models from rising rates and modest economic growth, remains high.  Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital.  Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

Interest rates remain within a historically low level that, when combined with the extended period of lower interest rates in recent years, continue to place pressure on net interest margins for Trustmark (as well as its competitors).  Any further declines in interest rates will place additional competitive pressure on net interest margins.  Conversely, increases in interest rates will place competitive pressures on the deposit cost of funds.  It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

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

•

As of December 31, 2020, energy-related LHFI represented approximately 1.0% of Trustmark’s total LHFI portfolio and consisted principally of loans within the oilfield services and midstream segments.  Additionally, as of December 31, 2020, approximately 10.2% of Trustmark’s energy-related LHFI, or 0.1% of Trustmark’s total LHFI portfolio, were classified as nonaccrual.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Nonetheless, if oil prices fall below current levels for an extended period of time, Trustmark could experience weakening or increased losses within its energy-related LHFI portfolio.

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

For a further discussion of the potential risks posed by the COVID-19 pandemic, see the risk factors under the section captioned “Risks Related to the COVID-19 Pandemic” below.

Trustmark operates in a highly competitive financial services industry.

Trustmark faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have greater financial resources.  Such competitors primarily include banks, as well as community banks operating nationwide and regionally within the various markets in which Trustmark operates.  Trustmark also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries.  Additionally, fintech developments, such as blockchain and other distributed ledger technologies, have the potential to disrupt the financial industry and change the way banks do business.  The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

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

Compliance and Regulatory Risks

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

Under the regulatory capital rules of the FRB, OCC, and FDIC that implement a set of capital requirements issued by the Basel Committee on Banking Supervision known as Basel III, Trustmark and TNB are required to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%) and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%.  In addition, for TNB to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0% and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.

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

Additionally, the FASB Accounting Standard Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which implements CECL as a new impairment model based on expected credit losses, requires Trustmark to recognize all expected credit losses over the life of a loan based on historical experience, current conditions and reasonable and supportable forecasts.  CECL generally is expected to result in earlier recognition of credit losses, which would increase reserves and decrease capital.  Additionally, the CECL model could be materially impacted by changes in current and forecasted macroeconomic conditions.  It is not possible to predict the timing or magnitude of changes in macroeconomic conditions or the impact such changes could have on Trustmark’s allowance for credit losses; however, material changes in the allowance for credit losses could have a material impact on Trustmark’s reserves and capital.

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

Operational Risks

There may be risks resulting from the extensive use of models in Trustmark’s business.

Trustmark relies on quantitative models to measure risks and to estimate certain financial values.  Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, calculating regulatory capital levels and estimating the fair value of financial instruments and balance sheet items.  These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances.  Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.  If models for determining interest rate risk and asset-liability management are inadequate, Trustmark may incur increased or unexpected losses upon changes in market interest rates or other market measures.  If models for determining expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs.  If models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Trustmark could realize upon sale or settlement of such financial instruments.  Any such failure in the analytical or forecasting models could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

If Trustmark consummates an acquisition, a portion of the purchase price would generally be allocated to goodwill and other identifiable intangible assets.  The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired.  At December 31, 2020, goodwill and other identifiable intangible assets were $392.7 million.  Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets.  Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2020 indicated no impairment of goodwill for any reporting segment.  Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds a significant amount of other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans.  At December 31, 2020, Trustmark held $11.7 million of other real estate, compared to $29.2 million at December 31, 2019.  The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios.  Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title.  As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets.  The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

Risk Related to Acquisition Activity

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and actions taken to mitigate its spread and economic impact, or an outbreak of another highly infectious or contagious disease, could adversely affect Trustmark’s business activities, financial condition and results of operations.

The spread of a highly infectious or contagious disease, such as COVID-19, and actions taken by governmental and public health authorities to mitigate its spread, such as instituting quarantines, travel restrictions and “shelter in place” orders, have lead to severe disruptions in the United States economy, which could continue to disrupt the business, activities and operations of Trustmark’s customers, as well as its business and operations.  Moreover, since the beginning of January 2020, the COVID-19 pandemic has caused significant disruption in the financial markets both globally and in the United States.

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

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of actions by the FRB that affect Trustmark.  Market interest rates have declined significantly.  On March 3, 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%.  On March 15, 2020, the FRB further reduced the target federal funds rate by 100 basis points to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic.  The FRB reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020.  Trustmark expects that these reductions in interest rates, especially if prolonged, could adversely affect its net interest income and margins and its profitability.  In addition, the federal banking agencies have also issued guidance encouraging financial institutions to prudently work with affected borrowers and have providing relief from reporting loan classifications due to modifications related to the COVID-19 pandemic.  Pursuant to such guidance and related provisions of the CARES Act, Trustmark is not treating certain COVID-19-related loan modifications as TDRs.  For additional details regarding COVID-related loan modification, see the section captioned “COVID-19 Update – Loan Concessions” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.  Finally, in response to the COVID-19 pandemic, the FRB established numerous emergency programs, including various liquidity facilities, intended to mitigate disruptions to certain financial markets.  The expiration or termination of any of these FRB emergency programs could result in further financial market disruptions, and adversely affect Trustmark’s business.

In addition, the spread of COVID-19 has caused Trustmark to modify its business practices, including the implementation of temporary branch and office closures.  Trustmark may take further actions as may be required by government authorities or that it determines are in the best interests of its employees, customers and business partners.  Although Trustmark has initiated a remote work protocol and restricted business travel in its workforce, if significant portions of its workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the pandemic, the impact of the pandemic on Trustmark’s business could be exacerbated.  Further, increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and Trustmark’s employees may be more susceptible to phishing and social engineering attempts in the remote environment.  In addition, Trustmark’s technological resources may be strained due to the number of remote users.

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

As a participating lender in the SBA’s PPP, Trustmark is subject to additional risks of litigation from its customers or other parties regarding TNB’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

Trustmark is participating as an eligible lender under the PPP.  Since the opening of the PPP, several financial institutions have been subject to litigation regarding the processes and procedures used in processing applications for the PPP.  Trustmark may be exposed to the risk of similar litigation, from both customers and non-customers that approached TNB regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP.  In addition to litigation, Trustmark’s participation in the PPP exposes Trustmark to the possibility of governmental investigations, enforcement actions and negative publicity. If any such litigation, enforcement action or other action is filed against Trustmark and is not resolved in a manner favorable to Trustmark, it may result in significant financial liability or adversely affect Trustmark’s reputation.  In addition, litigation and investigations can be costly, regardless of outcome.  Any financial liability, litigation and investigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on Trustmark’s business, financial condition and results of operations.

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

General Risk Factors

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

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations.  From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of Trustmark’s financial statements.  The most recent economic recession resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP.  Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition or results of operations.  For additional details regarding recently adopted and pending accounting pronouncements, see Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

Trustmark’s principal offices are housed in its main office building located in downtown Jackson, Mississippi and owned by TNB.  Trustmark’s main office building is primarily allocated for bank use with a small portion available for occupancy by tenants on a lease basis, although such incidental leasing activity is not material to Trustmark’s operations.  As of December 31, 2020, Trustmark, through TNB, operated 174 full-service branches, 12 limited-service branches and an ATM network, which included 230 automated teller machines (ATMs) and 34 interactive teller machines (ITMs) at its branches and other locations.  During January 2021, Trustmark consolidated two branch locations into one new central branch location and converted two drive-thru limited service branch locations to ITM only locations.  In addition, Trustmark operated 12 offices in various locations providing mortgage banking, wealth management and insurance services.  Trustmark leases 31 of its branch and other office locations with the remainder being owned.  Trustmark believes its properties are suitable and adequate to operate its financial services business.

ITEM 3.	LEGAL PROCEEDINGS

Information required in this section is set forth under the heading “Legal Proceedings” of Note 17 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

In accordance FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and reasonably estimable.  All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable.  In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution.  Management currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the Nasdaq Stock Market and is traded under the symbol “TRMK.”

Trustmark paid quarterly cash dividends to shareholders of $0.23 per share, or $0.92 per share annually, in 2020.  As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so.  All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2021, there were approximately 3,319 registered shareholders of record and approximately 16,117 beneficial account holders of shares in nominee name of Trustmark’s common stock.  Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark resumed the repurchase of its shares in January 2021.  Under this authority, Trustmark repurchased approximately 16 thousand shares of its outstanding common stock valued at $446 thousand during January 2021.  The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework.  There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the S&P 500 – Regional Banks index.  The S&P 500 – Regional Banks index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised of stock in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry.  This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2015, and that dividends received were immediately invested in additional shares.  The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.  The S&P 500 – Regional Banks index replaces the Morningstar Banks - Regional – US index in this analysis and going forward, as the latter data is no longer accessible. The latter index has been included with data through 2019.

Company	2015	2016	2017	2018	2019	2020
Trustmark	$100.00	$160.13	$147.28	$135.18	$168.60	$138.41
NASDAQ Composite-Total Return	100.00	108.87	141.13	137.12	187.44	271.64
S&P 500 - Regional Banks	100.00	133.80	157.12	128.55	174.08	166.19
Morningstar Banks - Regional - US	100.00	128.37	151.66	133.74	162.97	—

ITEM 6.	SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the five years ended December 31, 2020 ($ in thousands, except per share data).  The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2020	2019	2018	2017	2016
Consolidated Statements of Income
Total interest income	$468,335	$510,492	$485,612	$449,795	$412,080
Total interest expense	41,798	83,903	66,192	42,245	24,547
Net interest income	426,537	426,589	419,420	407,550	387,533
Provision for credit losses (PCL) (1)	36,113	10,797	17,993	15,094	10,957
Provision for loan losses, acquired loans (1)	—	42	(1,005)	(7,395)	3,757
Noninterest income	274,593	187,045	184,836	184,663	173,943
Noninterest expense	475,235	429,002	415,415	430,169	407,298
Income before income taxes	189,782	173,793	171,853	154,345	139,464
Income taxes	29,757	23,333	22,269	48,715	31,053
Net Income	$160,025	$150,460	$149,584	$105,630	$108,411

Total Revenue (2)	$701,130	$613,634	$604,256	$592,213	$561,476

Per Share Data
Basic earnings per share	$2.52	$2.33	$2.22	$1.56	$1.60
Diluted earnings per share	2.51	2.32	2.21	1.56	1.60
Cash dividends per share	0.92	0.92	0.92	0.92	0.92

Performance Ratios
Return on average equity	9.52%	9.28%	9.43%	6.77%	7.14%
Return on average tangible equity	12.58%	12.45%	12.86%	9.39%	9.99%
Return on average assets	1.05%	1.11%	1.11%	0.77%	0.84%
Average equity/average assets	11.05%	12.02%	11.78%	11.38%	11.73%
Net interest margin (fully taxable equivalent)	3.19%	3.62%	3.54%	3.48%	3.53%
Dividend payout ratio	36.51%	39.48%	41.44%	58.97%	57.50%

Credit Quality Ratios (3)
Net charge-offs (recoveries)/average loans	0.02%	0.06%	0.19%	0.11%	0.10%
PCL/average loans (1)	0.36%	0.12%	0.20%	0.18%	0.14%
Nonaccrual LHFI/(LHFI + LHFS)	0.61%	0.56%	0.69%	0.77%	0.61%
Nonperforming assets/(LHFI + LHFS) plus other real estate	0.73%	0.86%	1.07%	1.26%	1.38%
Allowance for credit losses (ACL) LHFI/LHFI (1)	1.19%	0.90%	0.90%	0.90%	0.91%

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

(2)	Consistent with Trustmark’s audited financial statements, total revenue is defined as net interest income plus noninterest income.
(3)	Excludes PPP and Acquired Loans.

December 31,	2020	2019	2018	2017	2016
Consolidated Balance Sheets
Total assets	$16,551,840	$13,497,877	$13,286,460	$13,797,953	$13,352,333
Securities	2,529,887	2,340,503	2,721,456	3,295,121	3,515,325
Total loans (incl. PPP, LHFS and acquired loans)	10,881,609	9,634,576	9,096,599	9,011,996	8,299,387
Deposits	14,048,764	11,245,557	11,364,411	10,577,512	10,056,012
Total shareholders' equity	1,741,117	1,660,702	1,591,453	1,571,701	1,520,208

Stock Performance
Market value - close	$27.31	$34.51	$28.43	$31.86	$35.65
Book value	27.45	25.87	24.17	23.20	22.48
Tangible book value	21.26	19.84	18.24	17.35	16.76

Capital Ratios
Total equity/total assets	10.52%	12.30%	11.98%	11.39%	11.39%
Tangible equity/tangible assets	8.34%	9.72%	9.31%	8.77%	8.74%
Tangible equity/risk-weighted assets	11.22%	11.58%	11.11%	11.13%	11.39%
Tier 1 leverage ratio (1)	9.33%	10.48%	10.26%	9.67%	9.90%
Common equity tier 1 risk-based capital ratio (1)	11.62%	11.93%	11.77%	11.77%	12.16%
Tier 1 risk-based capital ratio (1)	12.11%	12.48%	12.33%	12.33%	12.76%
Total risk-based capital ratio (1)	14.12%	13.25%	13.07%	13.10%	13.59%
(1)	Effective 2020, Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

The following unaudited tables represent Trustmark’s summary of quarterly operations for the years ended December 31, 2020 and 2019 ($ in thousands, except per share data):

2020	1Q	2Q	3Q	4Q
Interest income	$120,394	$114,653	$114,364	$118,924
Interest expense	16,442	9,653	8,157	7,546
Net interest income	103,952	105,000	106,207	111,378
PCL (1)	20,581	18,185	1,760	(4,413)
Noninterest income	65,264	69,511	73,701	66,117
Noninterest expense	123,810	118,659	113,959	118,807
Income before income taxes	24,825	37,667	64,189	63,101
Income taxes	2,607	5,517	9,749	11,884
Net income	$22,218	$32,150	$54,440	$51,217
Earnings per share
Basic	$0.35	$0.51	$0.86	$0.81
Diluted	0.35	0.51	0.86	0.81
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

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations.  This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.  Discussion and analysis of Trustmark’s financial condition and results of operations for the years ended December 31, 2019 and 2018 are included in the respective sections within Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trustmark’s Annual Report filed on Form 10-K for the year ended December 31, 2019.

COVID-19 Update

Trustmark has been proactive in responding to the COVID-19 pandemic, taking comprehensive action to support customers, associates and the communities it serves.  Trustmark activated its Pandemic Preparedness Plan in March 2020 to protect the health and safety of its employees and customers, and continues to take additional precautions as recommended by the Centers for Disease Control and Prevention and mandated by government ordinances.  Trustmark remains committed to serving its customers through its branches, actively promoting digital touchpoints including its ATM and ITM network and robust digital and mobile banking options.  Trustmark has been proactive in reaching out to customers to discuss challenges and solutions, provided waivers of certain fees and charges, granted extensions, deferrals and forbearance as appropriate, paused all foreclosures and repossessions and refrained from negative credit bureau reporting for previously up-to-date customers.  To date, Trustmark has not incurred any significant disruptions to its business activities.

Exposure to Stressed Industries

The full impact of COVID-19 is unknown and rapidly evolving. It has caused substantial disruption in international and the United States economies, markets and employment.  The outbreak has had and may continue to have a significant adverse impact on certain industries Trustmark serves.  The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the LHFI portfolio as of December 31, 2020:

•

Restaurants: Aggregate outstanding balance of $116.0 million, credit exposure of $129.0 million, 330 total loans, represents 1.2% of Trustmark’s outstanding LHFI portfolio, 85.0% of the loans are real estate secured, 37.0% are full-service restaurants, 61.0% are limited-service restaurants and 2% are other.

•

Hotels: Aggregate outstanding balance of $395.0 million, credit exposure of $437.0 million, 100 total loans, represents 4.0% of Trustmark’s outstanding LHFI portfolio, 99.0% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 91.0% operate under a major hotel chain.

•

Retail (Commercial Real Estate): Aggregate outstanding balance of $452.0 million, credit exposure of $527.0 million, 302 total loans, represents 4.6% of Trustmark’s outstanding LHFI portfolio, 18.0% are stand-alone buildings with strong essential services tenants, 2.0% are national grocery store-anchored, 20.0% are investment grade anchored centers, mall exposure in only one borrower with $5 million outstanding.

•

Energy: Aggregate outstanding balance of $102.3 million, credit exposure of $329.1 million, 118 total loans, represents 1.0% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.

•	Higher Risk Commercial and Industrial: Aggregate outstanding balance of $11.0 million, credit exposure of $14.0 million, one borrower.

During the year ended December 31, 2020, Trustmark incurred total credit loss expenses of $45.0 million, primarily due to net changes in the economic forecast due to the negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.  During the fourth quarter of 2020, Trustmark conducted an updated analysis of previously reviewed borrowers receiving payment concessions and other borrowers in industries significantly impacted by the COVID-19 pandemic, which included certain pass rated credits of $500 thousand or more and watch or criticized rated credits of $100 thousand or more.  Collectively, an aggregate outstanding balance of $969.7 million was reviewed, which included approximately 47.0% of borrowers receiving payment concessions, 93.0% of outstanding hotel loans, 46.0% of outstanding restaurant loans and 41.0% of outstanding retail commercial real estate loans.  As a result of this review, approximately $32.0 million of the outstanding balances reviewed were downgraded to a criticized risk rating category, including $18.0 million in hotel loans, $2.0 million in restaurant loans and $2.0 million in retail commercial real estate loans.  Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect Trustmark’s loan portfolio.

Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the FASB staff that the federal banking agencies conclude that short-term modifications (e.g., six months) made on a good faith basis to borrowers that were current as of the implementation date of a relief program are not TDRs.  On March 27, 2020, the CARES Act, a $2 trillion stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  During 2020, Trustmark modified 2,362 individual loans with aggregate principal balances totaling $1.266 billion at December 31, 2020 under this guidance, as well as 61 individual loans with aggregate principal balances totaling $4.7 million at December 31, 2020 which were not eligible under this guidance, but were not classified as a TDR under Trustmark’s existing policies.  More of these types of modifications are likely to be executed in the first quarter of 2021.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Paycheck Protection Program

A provision in the CARES Act included a $349 billion fund for the creation of the PPP through the SBA and Treasury Department.  The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part, these loans carry a fixed rate of 1.00% per annum with payments deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  Originally, the loans carried a term of two years under SBA rules implemented by the CARES Act, but a June 5, 2020 amendment to the CARES Act provided for a five-year minimum loan term for loans made beginning as of such date, and permitted lenders and borrowers to mutually agree to amend existing two-year loans to have terms of five years.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1.0% to 5.0%, based on the size of the loan.  The SBA began accepting submissions for these PPP loans on April 3, 2020 and reached the limit of funds originally available to disburse under this program on April 16, 2020.  Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020.  The SBA began accepting applications for the new funding on April 27, 2020 and stopped accepting applications on August 8, 2020.  The SBA and Treasury Department have released a series of rules, guidance documents and processes governing all aspects of the PPP, including a streamlined process for loan forgiveness of PPP loans of $50 thousand or less.  Under the CARES Act and interim and final rules released by the federal banking agencies, PPP loans receive a zero percent risk weight for regulatory capital purposes, and if pledged as part of the Paycheck Protection Program Liquidity Facility (PPPLF), are subtracted from the lender’s Tier 1 leverage ratio.  The PPPLF was established by the FRB to provide a liquidity source to PPP lenders, through non-recourse credit secured by PPP loans.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of the relief provisions in certain respects of the CARES Act, and appropriated an additional $284.0 billion to the PPP and permitted certain PPP borrowers to make “second draw” loans.

TNB began submitting applications to the SBA on behalf of its customers on April 4, 2020 and began funding those loans on April 13, 2020.  Through the PPP, TNB had 7,398 loans totaling $623.0 million outstanding as of December 31, 2020.  Net of deferred fees and costs of $12.9 million, PPP loans totaled $610.1 million at December 31, 2020.  Trustmark began submitting applications to the SBA on behalf of qualified small businesses under the third appropriation of PPP funds in January 2021.  Due to the amount and nature of the PPP loans, these loans are not included in Trustmark’s LHFI portfolio and are presented separately in the accompanying consolidated balance sheet.  At December 31, 2020, TNB had no outstanding PPP loans pledged as collateral at the PPPLF.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin in 2021 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years.  During the COVID-19 pandemic, Trustmark remains focused on providing support, advice and solutions to meet its customers’ unique needs.  During 2020, Trustmark experienced strong growth in its mortgage banking business, which increased noninterest income by $20.2 million and $96.0 million, respectively, when the three months and year ended December 31, 2020 are compared to the same time period in 2019.  Trustmark continued to maintain and expand customer relationships as reflected by growth in the LHFI portfolio of $488.9 million, or 5.2%, and growth in deposits of $2.803 billion, or 24.9%, during 2020.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark continued to invest in its insurance business with the completion of the acquisition of a Mississippi-based agency during the second quarter of 2020.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  The Board of Directors of Trustmark declared a quarterly cash dividend of $0.23 per share.  The dividend is payable March 15, 2021, to shareholders of record on March 1, 2021.

Financial Highlights

Trustmark reported net income of $51.2 million, or basic and diluted earnings per share (EPS) of $0.81, for the fourth quarter of 2020, compared to $33.9 million, or basic and diluted EPS of $0.53, in the fourth quarter of 2019.  Trustmark’s reported performance during the quarter ended December 31, 2020, produced a return on average tangible equity of 15.47%, a return on average assets of 1.28%, an average equity to average assets ratio of 10.82% and a dividend payout ratio of 28.40%, compared to a return on average tangible equity of 10.85%, a return on average assets of 1.00%, an average equity to average assets ratio of 12.30% and a dividend payout ratio of 43.40% during the quarter ended December 31, 2019.

Revenue, which is defined as net interest income plus noninterest income, totaled $177.5 million for the quarter ended December 31, 2020 compared to $153.2 million for the quarter ended December 31, 2019, an increase of $24.3 million, or 15.9%.  The increase in total revenue for the fourth quarter of 2020 was principally due to an increase in total noninterest income primarily as a result of the increase in mortgage banking, net.

Net interest income for the fourth quarter of 2020 totaled $111.4 million, an increase of $5.8 million, or 5.5%, when compared to the fourth quarter of 2019, principally due to interest and fees on PPP loans of $14.9 million and a decline in interest on deposits of $11.4 million, or 64.1%, partially offset by a decline in interest and fees on LHFS and LHFI of $14.8 million, or 13.6%.  The declines in interest on deposits and interest and fees on LHFS and LHFI for the fourth quarter of 2020 were principally due to lower interest rates.  Noninterest income for the fourth quarter of 2020 totaled $66.1 million, an increase of $18.5 million, or 39.0%, when compared to the fourth quarter of 2019, principally due to an increase in mortgage banking, net of $20.2 million.  The increase in mortgage banking, net for the fourth quarter of 2020 was principally due to an increase in gain on sales of loans, net.  Noninterest expense for the fourth quarter of 2020 totaled $118.8 million, an increase of $8.8 million, or 8.0%, when compared to the fourth quarter of 2019, principally due to increases in salaries and employee benefits of $7.3 million, or 11.8%, and services and fees of $2.8 million, or 14.5%.  The increase in salaries and employee benefits when the fourth quarter of 2020 is compared to the fourth quarter of 2019 was principally due to increases in performance based incentives, mortgage origination commissions, general merit increases and additional salaries expense related to the COVID-19 pandemic.  The increase in services and fees when the fourth quarter of 2020 is compared to the fourth quarter of 2019 was principally due to increases in legal fees related to ongoing litigation matters and data processing charges related to software.

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC Topic 326 replaced Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses (often referred to as CECL) and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  Trustmark’s allowance for credit losses (ACL) for LHFI is an estimate of expected credit losses inherent within Trustmark’s existing LHFI portfolio.  The ACL, LHFI is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.  FASB ASC Topic 326 also requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate allowance for credit losses for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the allowance for credit losses on off-balance sheet credit exposures are recorded as noninterest expense in credit loss expense related to off-balance sheet credit exposures.   Trustmark adopted FASB ASC Topic 326 using the modified retrospective approach prescribed by the amendments of FASB ASU 2016-13; therefore, prior period loan loss provision balances are presented under legacy GAAP and may not be comparable to current period credit loss presentation.

Trustmark’s provision for credit losses for the three months ended December 31, 2020 totaled a negative $4.4 million compared to a provision for loan losses, LHFI of $3.7 million for the three months ended December 31, 2019.  Credit loss expense related to off-balance sheet credit exposures totaled a negative $1.1 million for the three months ended December 31, 2020.  The decrease in the provision for credit losses and the credit loss expense related to off-balance sheet credit exposures for the fourth quarter of 2020 was primarily due to improvements in the economic forecast and macroeconomic factors.  Please see the section captioned “Allowance for Credit Losses,” for additional information regarding the provision for credit losses and credit loss expense related to off-balance sheet credit exposures.

For the year ended December 31, 2020, Trustmark reported net income of $160.0 million, or basic and diluted EPS of $2.52 and $2.51, respectively, compared to $150.5 million, or basic and diluted EPS of $2.33 and $2.32, respectively, for the year ended December 31, 2019 and $149.6 million, or basic and diluted EPS of $2.22 and $2.21, respectively, for the year ended December 31,

2018.  Trustmark’s reported performance for the year ended December 31, 2020, produced a return on average tangible equity of 12.58%, a return on average assets of 1.05% and a dividend payout ratio of 36.51%, compared to a return on average tangible equity of 12.45%, a return on average assets of 1.11% and a dividend payout ratio of 39.48% for the year ended December 31, 2019 and a return on average tangible equity of 12.86%, a return on average assets of 1.11% and a dividend payout ratio of 41.44% for the year ended December 31, 2018.  Trustmark’s average equity to average assets ratio was 11.05%, 12.02% and 11.78% for the years ended December 31, 2020, 2019 and 2018, respectively.

Revenue totaled $701.1 million for the year ended December 31, 2020, compared to $613.6 million and $604.3 million for the years ended December 31, 2019 and 2018, respectively.  The increase in total revenue for 2020 compared to 2019 was principally due to an increase in total noninterest income primarily as a result of the increase in mortgage banking, net.

Net interest income for the year ended December 31, 2020 totaled $426.5 million, relatively unchanged when compared to the year ended December 31, 2019, principally due to declines in interest and fees on LHFS and LHFI of $49.4 million, or 11.2%, interest and fees on acquired loans of $8.4 million, interest on securities of $7.0 million, or 12.5%, and other interest income of $3.8 million, or 70.9%, offset by a decline in interest on deposits of $41.7 million, or 52.7%, and the addition of interest and fees on PPP loans of $26.6 million.  Declines in interest and fees on LHFS and LHFI, interest on securities and interest on deposits for 2020 were principally due to the decline in interest rates.  The decline in interest and fees on acquired loans for 2020 was due to the reclassification of the remaining balance of acquired loans to LHFI upon the adoption of FASB ASC Topic 326.  See the section captioned “Acquired Loans,” for additional information regarding the acquired loans reclassified to LHFI.  The decline in other interest income for 2020 was principally due to a decline in interest earned on deposits held at the Federal Reserve as a result of the FRB’s decision to reduce the interest it pays on excess reserves from 1.60% to 0.10% in March of 2020.

Noninterest income totaled $274.6 million for 2020, an increase of $87.5 million, or 46.8%, when compared to 2019, principally due to an increase in mortgage banking, net partially offset by a decline in service charges on deposit accounts.  Mortgage banking, net increased $96.0 million when 2020 is compared to 2019, principally due to increases in gain on sales of loans, net and a positive net hedge ineffectiveness.  Service charges on deposit accounts declined $10.3 million, or 24.2%, when 2020 is compared to 2019, principally due to declines in non-sufficient funds (NSF) and overdraft fees on consumer demand deposit and interest checking accounts and commercial demand deposit accounts, primarily due to declines in overdraft occurrences as a result of COVID-19 related business closures, stay-at-home orders and government stimulus programs.

Noninterest expense totaled $475.2 million for 2020, an increase of $46.2 million, or 10.8%, when compared to 2019, principally due to increases in salaries and employee benefits and services and fees, as well as the addition of the credit loss expense related to off-balance sheet credit exposures.  Salaries and employee benefits expense increased $24.5 million, or 9.9%, when 2020 is compared to 2019.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $20.3 million, or 8.2%, when 2020 is compared to 2019.  The increase in salaries and employee benefits expense, excluding the non-routine expenses, for the year ended December 31, 2020 was principally due to higher commissions expense resulting from improvements in mortgage production as well as an increase in salary expenses as a result of an increase in performance incentives, general merit increases, an increase in overtime pay and temporary compensation adjustments and one-time payments to front-line associates as a result of the COVID-19 pandemic.  Services and fees increased $10.5 million, or 14.3%, when 2020 is compared to 2019, primarily due to increases in legal fees related to ongoing litigation matters and data processing charges related to software.

Trustmark’s provision for credit losses for 2020 totaled $36.1 million compared to a provision for loan losses, LHFI of $10.8 million for 2019.  Credit loss expense related to off-balance sheet credit exposures totaled $8.9 million for 2020.  The increase in the provision for credit losses and the credit loss expense related to off-balance sheet credit exposures for the year ended December 31, 2020 was primarily due to net changes in the economic forecast due to the anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.  Please see the section captioned “Allowance for Credit Losses” for additional information regarding the provision for credit losses and credit loss expense related to off-balance sheet credit exposures.

At December 31, 2020, nonperforming assets totaled $74.8 million, a decrease of $7.7 million, or 9.3%, compared to December 31, 2019 due to a decline other real estate partially offset by an increase in nonaccrual LHFI.  Total nonaccrual LHFI were $63.1 million at December 31, 2020, representing an increase of $9.9 million, or 18.6%, relative to December 31, 2019, primarily due to LHFI placed on nonaccrual status in Trustmark’s Alabama, Tennessee, Texas and Mississippi market regions, partially offset by reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions.  The percentage of loans, excluding PPP and acquired loans, that are 30 days or more past due and nonaccrual LHFI increased in 2020 to 2.08% compared to 1.28% in 2019 and 1.56% in 2018.  Other real estate totaled $11.7 million at December 31, 2020, a decline of $17.6 million, or 60.2%, when compared to December 31, 2019, principally due to properties sold in Trustmark’s Mississippi, Florida, Alabama, and Tennessee market regions.

LHFI totaled $9.825 billion at December 31, 2020, an increase of $488.9 million, or 5.2%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as purchased credit deteriorated (PCD) loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $416.3 million, or 4.4%, compared to December 31, 2019.  The increase in LHFI during 2020, excluding the transferred acquired loans, was primarily due to net growth in LHFI secured by real estate in Trustmark’s Texas, Alabama, Mississippi and Tennessee market regions, partially offset by declines in commercial and industrial LHFI in the Mississippi, Tennessee and Alabama market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.049 billion at December 31, 2020, an increase of $2.803 billion, or 24.9%, compared to December 31, 2019, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During 2020, noninterest-bearing deposits increased $1.458 billion, or 50.4%, primarily due to growth in all categories of noninterest-bearing deposit accounts.  Interest-bearing deposits increased $1.345 billion, or 16.1%, during 2020, primarily due to growth in public and consumer interest checking accounts, commercial and consumer money market deposit accounts and consumer savings accounts, partially offset by declines in consumer time deposits.

During the fourth quarter of 2020, Trustmark issued $125.0 million of 3.625% fixed-to-floating rate subordinated notes due in 2030 for general corporate purposes, further strengthening its regulatory capital position.

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

Allowance for Credit Losses (ACL)

LHFI

The ACL for LHFI is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL for LHFI is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL for LHFI is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments.  These segments are further disaggregated into loan classes, the level at which credit risk is estimated.  When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.  Determining the appropriateness of the ACL is complex and requires judgement by Management about the effect of matters that are inherently uncertain.  In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.  Given the nature of many of the factors, forecasts and assumptions in the ACL methodology, it is not possible to provide meaningful estimates of the impact of any such potential change.

For a complete description of Trustmark’s ACL methodology for the LHFI portfolio, please see Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which are not unconditionally cancellable.  Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense.

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark.  Trustmark calculates a loan pool level unfunded amount for the period.  In addition to the unfunded balances, Trustmark uses a funding rate for loan pools that are considered open-ended.  In order to mitigate volatility and incorporate historical experience in the funding rate, Trustmark uses a twelve-quarter moving average.  For the closed-ended loan pools, Trustmark takes a conservative approach and uses a 100% funding rate.  The expected funding rate is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels.  In addition to the funding rate being applied to the unfunded commitment balance, a reserve rate is applied that is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools.

Evaluations of the unfunded commitments are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.  Determining the appropriateness of the ACL is complex and requires judgement by Management about the effect of matters that are inherently uncertain.  In future periods, evaluations of off-balance sheet credit exposures, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense in those future periods.  Given the nature of many of the factors, forecasts and assumptions in the ACL methodology, it is not possible to provide meaningful estimates of the impact of any such potential change.

For a complete description of Trustmark’s ACL methodology for the off-balance sheet credit exposures, please see the section captioned “Lending Related” in Note 17 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

At December 31, 2020, the MSR fair value was $66.5 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2020, would be a decline in fair value of approximately $4.3 million and $2.4 million, respectively.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Goodwill and Identifiable Intangible Assets

Trustmark records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangible assets, at fair value as required by FASB ASC Topic 805.  The carrying amount of goodwill at December 31, 2020 totaled $334.6 million for the General Banking Segment and $50.7 million for the Insurance Segment, a consolidated total of $385.3 million.  Trustmark’s goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired.  Trustmark’s identifiable intangible assets, which totaled $7.4 million at December 31, 2020, are amortized over their estimated useful lives and are subject to impairment tests if events or circumstances indicate a possible inability to realize the carrying amount.

The initial recording and subsequent impairment testing of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets.  The goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. An impairment loss would be recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value, limited to the total amount of goodwill allocated to that reporting unit.  Trustmark performed an annual impairment test of goodwill for reporting units contained in both the General Banking and Insurance Segments as of October 1, 2020, 2019, and 2018, respectively, which indicated that no impairment charge was required. The impairment test for the General Banking Segment utilized valuations based on comparable deal values for financial institutions while the test for the Insurance Segment utilizes varying valuation scenarios for the multiple of earnings before interest, income taxes, depreciation and amortization method based on recent acquisition activity.  Based on this analysis, Trustmark concluded that the fair value of the reporting units exceeded the carrying value for both the General Banking Segment and the Insurance Segment; therefore, no impairment charge was required.  Significant changes in future profitability and value of its reporting units could affect Trustmark’s impairment evaluation.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2020	2019	2018
AVERAGE BALANCES
Total shareholders' equity		$1,681,587	$1,622,013	$1,586,877
Less: Goodwill		(383,582)	(379,627)	(379,627)
Identifiable intangible assets		(8,060)	(9,212)	(13,751)
Total average tangible equity		$1,289,945	$1,233,174	$1,193,499
PERIOD END BALANCES
Total shareholders' equity		$1,741,117	$1,660,702	$1,591,453
Less: Goodwill		(385,270)	(379,627)	(379,627)
Identifiable intangible assets		(7,390)	(7,343)	(11,112)
Total tangible equity	(a)	$1,348,457	$1,273,732	$1,200,714

TANGIBLE ASSETS
Total assets		$16,551,840	$13,497,877	$13,286,460
Less: Goodwill		(385,270)	(379,627)	(379,627)
Identifiable intangible assets		(7,390)	(7,343)	(11,112)
Total tangible assets	(b)	$16,159,180	$13,110,907	$12,895,721
Risk-weighted assets	(c)	$12,017,378	$11,002,877	$10,803,313

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$160,025	$150,460	$149,584
Plus: Intangible amortization net of tax		2,289	3,088	3,938
Net income adjusted for intangible amortization		$162,314	$153,548	$153,522
Period end common shares outstanding	(d)	63,424,526	64,200,111	65,834,395
TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		12.58%	12.45%	12.86%
Tangible equity/tangible assets	(a)/(b)	8.34%	9.72%	9.31%
Tangible equity/risk-weighted assets	(a)/(c)	11.22%	11.58%	11.11%
Tangible book value	(a)/(d)*1,000	$21.26	$19.84	$18.24
COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,741,117	$1,660,702	$1,591,453
CECL transition adjustment (2)		31,199	—	—
AOCI-related adjustments		1,051	23,600	55,679
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(371,333)	(365,738)	(365,779)
Other adjustments and deductions for CET1 (3)		(6,190)	(5,896)	(9,815)
CET1 capital	(e)	1,395,844	1,312,668	1,271,538
Additional tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Tier 1 capital		$1,455,844	$1,372,668	$1,331,538
Common equity tier 1 risk-based capital ratio	(e)/(c)	11.62%	11.93%	11.77%

(1)	Calculated using net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.
(3)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2020		2019		2018
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$160,025	$2.51	$150,460	$2.32	$149,584	$2.21

Significant non-routine transactions:
Voluntary early retirement program	3,281	0.05	—	—	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$163,306	$2.56	$150,460	$2.32	$149,584	$2.21

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	9.52%	9.69%	9.28%	n/a	9.43%	n/a
Return on average tangible equity	12.58%	12.81%	12.45%	n/a	12.86%	n/a
Return on average assets	1.05%	1.07%	1.11%	n/a	1.11%	n/a

Voluntary Early Retirement Program

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred one-time charge of $4.4 million ($4.3 million of non-routine salaries and employee benefits expense and $102 thousand of other miscellaneous expense) related to this program.

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them.  The accompanying Yield/Rate Analysis Table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities.  The yields and rates have been computed based upon interest income and expense adjusted to a FTE basis using the federal statutory corporate tax rate in effect for each of the periods shown.  Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income.  Loan fees included in interest associated with the average LHFS and LHFI balances are immaterial.

Net interest income-FTE for the year ended December 31, 2020 decreased $906 thousand, or 0.2%, when compared with the year ended December 31, 2019.  The net interest margin for 2020 decreased 43 basis points to 3.19% when compared to 2019.  The net interest margin excluding PPP and acquired loans, which equals the reported net interest income-FTE excluding interest and fees on PPP and acquired loans, as a percentage of average earning assets excluding average PPP and acquired loans, was 3.15% for 2020, a decrease of 43 basis points when compared to 2019.  The decrease in the net interest margin for 2020 was principally due to declines in the yield on the LHFI and LHFS and securities portfolios and the acquired loans that were transferred to LHFI as a result of the adoption of FASB ASC Topic 326, partially offset by lower costs of interest-bearing deposits and the addition of the PPP loans.

As of December 31, 2020, TNB had 7,398 PPP loans outstanding totaling $623.0 million.  Net of deferred fees and costs of $12.9 million, PPP loans totaled $610.1 million at December 31, 2020.  Processing fees earned by TNB as the originating lender are being amortized over the life of the loans.  Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin in 2021 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

Average interest-earning assets for 2020 were $13.740 billion compared to $12.131 billion for 2019, an increase of $1.609 billion, or 13.3%.  The increase in average earning assets during 2020 was primarily due to increases in average loans (LHFS and LHFI) of $694.2 million, or 7.5%, average PPP loans of $646.7 million and average other earning assets of $416.5 million, which were partially offset by decreases in average securities of $50.4 million, or 2.0%, and average acquired loans of $88.9 million.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $488.9 million, or 5.2%, increase in the LHFI portfolio and a $220.6 million, or 97.5%, increase in LHFS when balances at December 31, 2020 are compared to balances at December 31, 2019.  The increase in LHFI was principally due to net growth in LHFI secured by real estate in Trustmark’s Texas, Alabama, Mississippi and Tennessee market regions, partially offset by declines in commercial and industrial LHFI in the Mississippi, Tennessee and Alabama market regions.  The increase in LHFS was principally due to the increase in mortgage loan originations, primarily due to lower interest rates on mortgage loans.  The increase in average other earning assets when 2020 is compared to 2019 was primarily due to an increase in interest-bearing deposits due from banks, principally related to excess reserves held at the FRB as a result of the increase in customer deposit account balances.  The decrease in average securities when 2020 is compared to 2019 was primarily due to calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities, partially offset by purchase of securities available for sale.  The decline in average acquired loans was due to the acquired loans that were transferred to LHFI as PCD loans on January 1, 2020 as part of Trustmark’s adoption of FASB ASC Topic 326.

During 2020, interest income-FTE totaled $480.4 million, a decrease of $43.0 million, or 8.2%, while the yield on total earning assets declined 81 basis points to 3.50% when compared to 2019.  The decrease in interest income-FTE in 2020 reflects declines in all categories of interest income partially offset by the addition of interest and fees on PPP loans.  Interest and fees on PPP loans totaled $26.6 million for the year ended December 31, 2020, while the yield on these loans was 4.12%.  During 2020, interest and fees on LHFS and LHFI-FTE declined $50.0 million, or 11.1%, when compared to 2019, while the yield on loans (LHFS and LHFI) decreased 84 basis points to 4.03% as a result of lower interest rates.  Interest and fees on acquired loans declined $8.4 million when 2020 is compared to 2019 due to the acquired loans that were transferred to LHFI as PCD loans on January 1, 2020 as part of Trustmark’s adoption of FASB ASC Topic 326.  During 2020, interest on securities-taxable decreased $6.4 million, or 11.7%, while the yield on securities-taxable declined 24 basis points to 2.01% when compared to 2019, primarily due to the run off of maturing investment securities and lower interest rates on securities available for sale purchased during 2020.  Other interest income declined $3.8 million, or 70.9%, when 2020 is compared to 2019, while the yield on other earning assets declined to 0.24% for 2020 compared to 2.23% for 2019.  The decline in other interest income and the yield on other earning assets was principally due to the decline in the interest rate paid on excess reserves held at the FRB.

Average interest-bearing liabilities for 2020 totaled $9.627 billion compared to $8.741 billion for 2019, an increase of $886.3 million, or 10.1%.  The increase in average interest-bearing liabilities was primarily the result of the increase in average interest-bearing deposits.  Average interest-bearing deposits for 2020 increased $783.5 million, or 9.2%, when compared to 2019, primarily due to growth in average interest-bearing demand deposits and savings deposits as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs, partially offset by a decline in average time deposits.

Interest expense for 2020 totaled $41.8 million, a decrease of $42.1 million, or 50.2%, when compared with 2019, while the rate on total interest-bearing liabilities decreased 53 basis points to 0.43%.  The decrease in total interest expense for 2020 when compared to 2019 was primarily due to a decline in interest on deposits.  Interest on deposits decreased $41.7 million, or 52.7%, while the rate on interest-bearing deposits decreased 53 basis points to 0.40% when 2020 is compared to 2019, primarily due to lower interest rates.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2020			2019			2018
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$221	$1	0.45%	$9,529	$240	2.52%	$716	$14	1.96%
Securities available for sale:
Taxable	1,776,555	35,375	1.99%	1,633,496	37,717	2.31%	1,990,332	45,380	2.28%
Nontaxable	10,737	384	3.58%	29,948	1,116	3.73%	47,112	1,636	3.47%
Securities held to maturity:
Taxable	626,983	12,875	2.05%	799,726	16,932	2.12%	950,836	20,702	2.18%
Nontaxable	25,366	982	3.87%	26,874	1,050	3.91%	30,336	1,194	3.94%
PPP loans	646,680	26,643	4.12%	—	—	—	—	—	—
Loans (LHFS and LHFI)	9,996,192	402,539	4.03%	9,302,037	452,578	4.87%	8,797,498	408,175	4.64%
Acquired loans	—	—	—	88,903	8,373	9.42%	179,808	17,115	9.52%
Other earning assets	657,096	1,559	0.24%	240,622	5,363	2.23%	197,431	4,196	2.13%
Total interest-earning assets	13,739,830	480,358	3.50%	12,131,135	523,369	4.31%	12,194,069	498,412	4.09%
Other assets	1,592,393			1,452,012			1,364,420
Allowance for loan losses	(108,567)			(83,559)			(85,252)
Total Assets	$15,223,656			$13,499,588			$13,473,237

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$3,584,249	9,985	0.28%	$3,051,170	35,428	1.16%	$2,543,463	18,479	0.73%
Savings deposits	4,149,860	13,481	0.32%	3,650,178	19,462	0.53%	3,720,987	17,980	0.48%
Time deposits	1,534,673	14,021	0.91%	1,783,928	24,281	1.36%	1,823,562	17,477	0.96%
Federal funds purchased and securities sold under repurchase agreements	151,805	755	0.50%	110,915	1,420	1.28%	329,649	4,788	1.45%
Other borrowings	133,602	1,389	1.04%	82,476	697	0.85%	317,687	5,016	1.58%
Subordinated notes	10,766	474	4.40%	—	—	—	—	—	—
Junior subordinated debt securities	61,856	1,693	2.74%	61,856	2,615	4.23%	61,856	2,452	3.96%
Total interest-bearing liabilities	9,626,811	41,798	0.43%	8,740,523	83,903	0.96%	8,797,204	66,192	0.75%
Noninterest-bearing demand deposits	3,646,860			2,918,836			2,892,033
Other liabilities	268,398			218,216			197,123
Shareholders' equity	1,681,587			1,622,013			1,586,877
Total Liabilities and Shareholders' Equity	$15,223,656			$13,499,588			$13,473,237

Net Interest Margin		438,560	3.19%		439,466	3.62%		432,220	3.54%

Less tax equivalent adjustments:
Investments		287			455			594
Loans		11,736			12,422			12,206
Net Interest Margin per Consolidated Statements of Income		$426,537			$426,589			$419,420

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(130)	$(109)	$(239)	$221	$5	$226
Securities available for sale:
Taxable	3,142	(5,484)	(2,342)	(8,252)	589	(7,663)
Nontaxable	(689)	(43)	(732)	(634)	114	(520)
Securities held to maturity:
Taxable	(3,519)	(538)	(4,057)	(3,213)	(557)	(3,770)
Nontaxable	(57)	(11)	(68)	(135)	(9)	(144)
PPP loans	26,643	—	26,643	—	—	—
Loans, net of unearned income (LHFS and LHFI)	32,082	(82,121)	(50,039)	23,818	20,585	44,403
Acquired loans	(4,187)	(4,186)	(8,373)	(8,564)	(178)	(8,742)
Other earning assets	3,808	(7,612)	(3,804)	961	206	1,167
Total interest-earning assets	57,093	(100,104)	(43,011)	4,202	20,755	24,957

Interest paid on:
Interest-bearing demand deposits	5,290	(30,733)	(25,443)	4,290	12,659	16,949
Savings deposits	2,400	(8,381)	(5,981)	(346)	1,828	1,482
Time deposits	(3,046)	(7,214)	(10,260)	(385)	7,189	6,804
Federal funds purchased and securities sold under repurchase agreements	401	(1,066)	(665)	(2,863)	(505)	(3,368)
Other borrowings	508	184	692	(2,659)	(1,660)	(4,319)
Subordinated notes	474	—	474	—	—	—
Junior subordinated debt securities	—	(922)	(922)	—	163	163
Total interest-bearing liabilities	6,027	(48,132)	(42,105)	(1,963)	19,674	17,711
Change in net interest income on a tax equivalent basis	$51,066	$(51,972)	$(906)	$6,165	$1,081	$7,246

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

The provision for credit losses totaled $36.1 million for 2020, compared to a provision for loan losses, LHFI of $10.8 million for 2019 and $18.0 million for 2018.  The provision for credit losses for the year ended December 31, 2020 primarily reflected net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.  See the section captioned “Allowance for Credit Losses, LHFI” for information regarding Trustmark’s ACL methodology as well as further analysis of the provision for credit losses.

Noninterest Income

Noninterest income represented 39.2%, 30.5% and 30.6% of total revenue, before securities gains (losses), net in 2020, 2019 and 2018, respectively.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$32,289	-24.2%	$42,603	-2.5%	$43,702	-0.7%
Bank card and other fees	31,022	-2.2%	31,736	9.8%	28,905	2.2%
Mortgage banking, net	125,822	n/m	29,822	-14.0%	34,674	16.0%
Insurance commissions	45,176	6.6%	42,396	4.7%	40,481	6.1%
Wealth management	31,625	3.1%	30,679	1.1%	30,338	—
Other, net	8,659	-11.7%	9,809	45.6%	6,736	-51.7%
Total Noninterest Income	$274,593	46.8%	$187,045	1.2%	$184,836	0.1%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income for the year ended December 31, 2020 are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decline in service charges on deposit accounts when 2020 is compared to 2019 was principally due to declines in NSF and overdraft fees on consumer and commercial demand deposit accounts and consumer interest checking accounts, primarily due to declines in overdraft occurrences as a result of COVID-19 related business closures, stay-at-home orders and government stimulus programs.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$23,681	3.5%	$22,883	2.9%	$22,248	2.7%
Change in fair value-MSR from runoff	(16,588)	40.2%	(11,835)	0.5%	(11,774)	9.2%
Gain on sales of loans, net	110,903	n/m	30,296	39.0%	21,800	16.2%
Mortgage banking income before net hedge ineffectiveness	117,996	n/m	41,344	28.1%	32,274	8.9%
Change in fair value-MSR from market changes	(26,147)	24.0%	(21,078)	n/m	7,342	n/m
Change in fair value of derivatives	33,973	n/m	9,556	n/m	(4,942)	n/m
Net hedge ineffectiveness	7,826	n/m	(11,522)	n/m	2,400	n/m
Mortgage banking, net	$125,822	n/m	$29,822	-14.0%	$34,674	16.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The increase in mortgage banking, net when 2020 is compared to 2019 was principally due to increases in gain on sales of loans, net and a positive net hedge ineffectiveness.  The positive net hedge ineffectiveness for the year ended December 31, 2020 was primarily due to widening spreads between mortgage and ten-year Treasury rates.  Mortgage loan production totaled $2.985 billion for 2020 an increase of $1.222 billion, or 69.4%, when compared to 2019.  Mortgage loan production totaled $1.762 billion for 2019 an increase of $361.1 million, or 25.8%, when compared to 2018.  The increase in mortgage loan production during 2020 was primarily due to the increase in refinance activity driven by the low interest rate environment. Loans serviced for others totaled $7.657 billion at December 31, 2020, compared with $7.157 billion at December 31, 2019, and $6.835 billion at December 31, 2018.

Representing a significant component of mortgage banking income is gain on sales of loans, net.  The increase in the gain on sales of loans, net when 2020 is compared to 2019 was primarily the result of higher profit margins in secondary marketing activities and increases in the volume of loans sold and the mortgage valuation adjustment.  Loan sales increased $1.128 billion, or 80.4%, during

2020 to total $2.532 billion compared to an increase of $311.3 million, or 28.5%, during 2019 to total $1.404 billion.  The increases in loan sales during 2020 and 2019 were principally due to increases in mortgage lending activity as a result of lower interest rates.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(5,700)	-25.4%	$(7,644)	-12.2%	$(8,707)	-8.9%
Increase in life insurance cash surrender value	6,881	-4.5%	7,202	1.1%	7,121	-0.1%
Other miscellaneous income	7,478	-27.1%	10,251	23.2%	8,322	-49.2%
Total other, net	$8,659	-11.7%	$9,809	45.6%	$6,736	-51.7%

The decrease in other income, net when 2020 is compared to 2019 was primarily due to a decline in other miscellaneous income, principally due to settlement proceeds received during the fourth quarter of 2019 as well as declines in other partnership investments and net gains on sales of premises and equipment in 2020, partially offset by a decrease in the amortization of tax credit partnerships.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$272,257	9.9%	$247,717	4.1%	$238,033	3.8%
Services and fees	83,816	14.3%	73,315	10.4%	66,382	9.0%
Net occupancy-premises	26,489	1.3%	26,149	-2.1%	26,703	3.6%
Equipment expense	23,277	-1.9%	23,733	-4.4%	24,830	1.5%
Other real estate expense:
Write-downs	1,786	-29.8%	2,544	n/m	873	-73.5%
Net (gain)/loss on sale	(897)	n/m	291	n/m	(700)	-66.5%
Carrying costs	1,067	-0.4%	1,071	-41.4%	1,829	-25.9%
Total other real estate expense, net	1,956	-49.9%	3,906	95.1%	2,002	-45.5%
Credit loss expense for off-balance sheet credit exposures	8,934	100.0%	—	—	—	—
Other expense	58,506	8.0%	54,182	-5.7%	57,465	-16.1%
Total noninterest expense	$475,235	10.8%	$429,002	3.3%	$415,415	-3.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various component of noninterest expense for the year ended December 31, 2020 are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $20.3 million, or 8.2%, when 2020 is compared to 2019.  The increase in salaries and employee benefits expense, excluding the non-routine expenses, for the year ended December 31, 2020 was principally due to higher commissions expense resulting from improvements in mortgage production as well as an increase in salary expenses as a result of an increase in performance incentives, general merit increases, an increase in overtime pay and temporary compensation adjustments and one-time payments to front-line associates as a result of the COVID-19 pandemic.

Services and Fees

The increase in services and fees when 2020 is compared to 2019 was primarily due to increases in legal fees related to ongoing litigation matters and data processing charges related to software due to continued investments in technology to enhance growth and efficiency opportunities.

Other Real Estate Expense, Net

The decrease in other real estate expense, net for 2020 compared to 2019 was principally due to an increase in net gains on sales of other real estate properties as well as a decline in write-downs of other real estate.  For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding PPP and Acquired Loans.”

Credit Loss Expense Related to Off-Balance Sheet Credit Exposures

Trustmark adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2020.  The guidance in FASB ASC 326 replaces Trustmark’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses.  FASB ASC Topic 326 also requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the ACL on off-balance sheet credit exposures are recorded as noninterest expense in credit loss expense related to off-balance sheet credit exposures.  The increase in the credit loss expense related to off-balance sheet exposures for the year ended December 31, 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense	$12,934	11.9%	$11,554	4.2%	$11,086	1.6%
Amortization of intangibles	3,052	-25.9%	4,116	-21.6%	5,248	-14.9%
FDIC assessment expense	6,090	-5.5%	6,444	-31.7%	9,429	-14.4%
Other miscellaneous expense	36,430	13.6%	32,068	1.2%	31,702	-21.5%
Total other expense	$58,506	8.0%	$54,182	-5.7%	$57,465	-16.1%

The increase in other miscellaneous expense when 2020 is compared to 2019 was principally due to the settlement proceeds received during the third quarter of 2019 related to the Trust Department and increases in other miscellaneous charges, charitable contributions and sponsorships and property valuation adjustments related to properties transferred to assets held for sale, partially offset by a decline in travel and entertainment expenses as a result of travel restrictions during the COVID-19 pandemic.  The increase in loan expense for 2020 when compared to 2019 was primarily due to increases in appraisal fees.

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

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
General Banking	$145,939	$136,117	$137,800
Wealth Management	5,556	6,388	4,412
Insurance	8,530	7,955	7,372
Consolidated Net Income	$160,025	$150,460	$149,584

General Banking

Net interest income for the General Banking Segment for 2020 increased $628 thousand, or 0.1%, when compared with 2019.  The slight increase in net interest income was principally due to a decline in interest on deposits and the addition of interest and fees on PPP loans, largely offset by declines in all other sources of interest income.  Net interest income for the General Banking Segment for 2019 increased $7.1 million, or 1.7%, when compared with 2018.  The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI and decreases in other interest expense and interest expense on federal funds purchased and repurchase agreements, which were largely offset by an increase in interest on deposits and declines in interest on securities and interest and fees on acquired loans.  The provision for credit losses for 2020 totaled $36.1 million compared to a provision for loan losses, net of $10.6 million during 2019 and $17.1 million during 2018.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment increased $83.9 million, or 73.8%, during 2020 compared to a decrease of $174 thousand, or 0.2%, during 2019.  The increase in noninterest income for the General Banking Segment during 2020 was primarily due to increase in mortgage banking, net, partially offset by a decline in service charges on deposit accounts.  The slight decrease in noninterest income for the General Banking Segment during 2019 was primarily due to the declines in mortgage banking, net and service charges on deposit accounts, which were largely offset by increases in bank card and other fees and other noninterest income, net.  Noninterest income for the General Banking Segment represented 32.0% of total revenue for 2020, 21.3% for 2019 and 21.6% for 2018.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $42.8 million, or 11.6%, during 2020 compared to an increase of $14.8 million, or 4.2%, during 2019.  The increase in noninterest expense for the General Banking Segment for 2020 was principally due to increases in salaries and employee benefits, services and fees and the addition of the credit loss expense related to off-balance sheet credit exposures as a result of the adoption of FASB ASC Topic 326.  During the first quarter of 2020, Trustmark completed a voluntary early retirement program which resulted in non-routine transaction expenses of $4.4 million ($4.3 million of salaries and employee benefits expense and $102 thousand of other expense). The increase in noninterest expense for 2019 was principally due to increases in salaries and employee benefits, services and fees, other real estate expense, net and charitable contributions related to the Mississippi Children’s Promise Act.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2020, net income for the Wealth Management Segment decreased $832 thousand, or 13.0%, compared to an increase of $2.0 million, or 44.8%, during 2019.  The decrease in net income for the Wealth Management Segment during 2020 was principally due to an increase in noninterest expense as well as a decline in net interest income, partially offset by an increase in noninterest income.  Net interest income for the Wealth Management Segment decreased $668 thousand, or 9.9%, during 2020 compared to an increase of $11 thousand, or 0.2%, during 2019.  Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, increased $774 thousand, or 2.5%, during 2020, principally due to an increase in fees from brokerage services.  Noninterest income for the Wealth Management Segment increased $440 thousand, or 1.5%, during 2019.  The slight increase in noninterest income for the Wealth Management Segment during 2019 was primarily attributable to an increase in trust management fees. Noninterest expense increased $1.4 million, or 5.0%, during 2019 compared to a decrease of $2.5 million, or 8.0%, during 2019.  The increase in noninterest expense for the Wealth Management Segment for 2020 was principally due to the comparison impact of insurance settlement proceeds received during 2019 related to a legal case settled in 2018, which was partially offset by declines in outside services and fees and salary and employee benefit expense.  The decrease in noninterest expense for the Wealth Management Segment during 2019 was principally due to a decrease in professional service fees, as well as insurance settlement proceeds received during 2019 related to a legal case settled in 2018.

At December 31, 2020 and 2019, Trustmark held assets under management and administration of $11.463 billion and $11.782 billion and brokerage assets of $2.148 billion and $1.993 billion, respectively.

Insurance

Net income for the Insurance Segment during 2020 increased $575 thousand, or 7.2%, compared to an increase of $583 thousand, or 7.9%, during 2019.  Noninterest income for the Insurance Segment, which predominately consists of insurance commissions, increased $2.8 million, or 6.7%, during 2020, compared to an increase of $1.9 million, or 4.8%, during 2019.  The increase in noninterest income for the Insurance Segment during 2020 was primarily due to new business commission volume in the property and casualty business and increases in other commission income.  The increase in noninterest income for the Insurance Segment during 2019 was primarily due to new insurance commission volume across all lines of business.

Noninterest expense for the Insurance Segment increased $2.0 million, or 6.3%, during 2020 and $1.3 million, or 4.2%, during 2019.  The increase in noninterest expense for the Insurance Segment for 2020 was principally due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes and associates added as a result of an insurance agency acquired during the period, as well as increases in outside services and fees and other miscellaneous expense.  The increases in noninterest expense for the Insurance Segment during 2019 was primarily due to higher commission expense due to improvements in business volumes and higher salaries expense resulting from modest general merit increases.

Trustmark performed an annual impairment test of the book value of goodwill held in the Insurance Segment as of October 1, 2020, 2019, and 2018.  Based on this analysis, Trustmark concluded that no impairment charge was required.  A renewed period of falling prices and suppressed demand for the products of the Insurance Segment could result in impairment of goodwill in the future.  FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

FBBI acquired Boyles Moak Insurance Services (Boyles), a Mississippi based insurance agency, for $5.0 million on May 1, 2020.  The acquisition was accounted for in accordance with FASB ASC Topic 805, “Business Combinations.”  Accordingly, the assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition date.  The excess of the consideration paid over the estimated fair value of the net assets acquired was $3.6 million, which was recorded as goodwill under FASB ASC Topic 805.  The identifiable intangible assets acquired represented insurance customer relationships and trade name and totaled $2.1 million, the estimated fair value at the acquisition date.

Income Taxes

For the year ended December 31, 2020, Trustmark’s combined effective tax rate was 15.7% compared to 13.4% in 2019 and 13.0% in 2018.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets.  Average earning assets totaled $13.740 billion, or 90.3% of total average assets, at December 31, 2020, compared with $12.131 billion, or 89.9% of total average assets, at December 31, 2019, an increase of $1.609 billion, or 13.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio at December 31, 2020 and 2019 was 2.9 and 3.5 years, respectively.

When compared with December 31, 2019, total investment securities increased by $189.4 million, or 8.1%, during 2020.  This increase resulted primarily from purchases of available for sale securities partially offset by calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities.  Trustmark sold no securities during 2020 or 2019.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At December 31, 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $8.9 million ($6.7 million net of tax) compared to $12.1 million ($9.1 million net of tax) at December 31, 2019.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At December 31, 2020, available for sale securities totaled $1.992 billion, which represented 78.7% of the securities portfolio, compared to $1.602 billion, or 68.5%, at December 31, 2019.  At December 31, 2020, unrealized gains, net on available for sale securities totaled $32.0 million compared to unrealized gains, net of $1.4 million at December 31, 2019.  At December 31, 2020, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At December 31, 2020, held to maturity securities totaled $538.1 million and represented 21.3% of the total securities portfolio, compared with $738.1 million, or 31.5%, at December 31, 2019.

The table below indicates the amortized cost of securities available for sale and held to maturity by type at December 31, 2020, 2019 and 2018 ($ in thousands):

	December 31,
	2020	2019	2018
Securities available for sale
U.S. Government agency obligations	$18,378	$22,965	$31,235
Obligations of states and political subdivisions	5,198	24,952	50,503
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	55,193	69,196	69,648
Issued by FNMA and FHLMC	1,421,861	714,350	685,520
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	409,883	656,162	830,129
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,260	113,359	187,494
Total securities available for sale	$1,959,773	$1,600,984	$1,854,529

Securities held to maturity
U.S. Government agency obligations	$—	$3,781	$3,736
Obligations of states and political subdivisions	26,584	31,781	35,783
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	7,598	10,820	12,090
Issued by FNMA and FHLMC	67,944	96,631	115,133
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	360,361	485,324	578,827
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	75,585	109,762	164,074
Total securities held to maturity	$538,072	$738,099	$909,643

The following table details the maturities of securities available for sale and held to maturity using the amortized cost at December 31, 2020, and the weighted-average yield for each range of maturities (tax equivalent basis) ($ in thousands):

	Maturing
	Within One Year	Yield	After One, But Within Five Years	Yield	After Five, But Within Ten Years	Yield	After Ten Years	Yield	Total
Securities available for sale
U.S. Government agency obligations	$1,570	4.10%	$210	3.05%	$2,031	1.97%	$14,567	2.32%	$18,378
Obligations of states and political subdivisions	—	—	1,317	2.63%	—	—	3,881	4.52%	5,198
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	2,033	1.76%	2,193	2.48%	50,967	2.03%	55,193
Issued by FNMA and FHLMC	—	—	16,662	2.60%	275,628	1.82%	1,129,571	1.28%	1,421,861
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	120	2.00%	663	1.19%	17,800	2.25%	391,300	2.13%	409,883
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	43,772	2.31%	1,374	3.41%	4,114	2.97%	49,260
Total securities available for sale	$1,690	3.95%	$64,657	2.36%	$299,026	1.85%	$1,594,400	1.53%	$1,959,773

Securities held to maturity
Obligations of states and political subdivisions	$19,237	4.05%	$7,347	4.16%	$—	—	$—	—	$26,584
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	—	—	—	7,598	2.02%	7,598
Issued by FNMA and FHLMC	—	—	—	—	25,782	1.72%	42,162	1.86%	67,944
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	—	—	—	—	360,361	1.88%	360,361
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	62,375	2.29%	—	—	13,210	2.47%	75,585
Total securities held to maturity	$19,237	4.05%	$69,722	2.48%	$25,782	1.72%	$423,331	1.90%	$538,072

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 98.7% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of December 31, 2020, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2020 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$1,954,575	99.7%	$1,985,980	99.7%
Baa1 to Baa3	1,064	0.1%	1,105	0.1%
Not Rated (1)	4,134	0.2%	4,730	0.2%
Total securities available for sale	$1,959,773	100.0%	$1,991,815	100.0%

Securities Held to Maturity
Aaa	$511,488	95.1%	$536,276	95.2%
Aa1 to Aa3	22,528	4.1%	22,650	4.0%
Not Rated (1)	4,056	0.8%	4,189	0.8%
Total securities held to maturity	$538,072	100.0%	$563,115	100.0%

(1)	Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At December 31, 2020, approximately 99.7% of the available for sale securities, measured at the estimated fair value, and 95.1% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At December 31, 2020, LHFS totaled $447.0 million, consisting of $305.8 million of residential real estate mortgage loans in the process of being sold to third parties and $141.2 million of Government National Mortgage Association (GNMA) optional repurchase loans.  At December 31, 2019, LHFS totaled $226.3 million, consisting of $169.3 million of residential real estate mortgage loans in the process of being sold to third parties and $57.1 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2020 or 2019.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

The table below provides the carrying value of the LHFI portfolio by loan class for each year of the five-year period ended
December 31, 2020 ($ in thousands):

	December 31,
	2020 (1)		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land (2)	$514,056	5.2%	$1,162,791	12.4%	$1,056,601	12.0%	$987,624	11.5%	$831,437	10.6%
Other secured by 1-4 family residential properties (2)	524,732	5.3%	1,855,913	19.9%	1,825,492	20.7%	1,675,311	19.6%	1,660,043	21.1%
Secured by nonfarm, nonresidential properties	2,709,026	27.6%	2,475,245	26.5%	2,220,914	25.1%	2,193,823	25.6%	2,034,176	25.9%
Other real estate secured	1,065,964	10.9%	724,480	7.8%	543,820	6.1%	517,956	6.1%	318,148	4.0%
Other loans secured by real estate: (2)
Other construction	794,983	8.1%	—	—	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,216,400	12.4%	—	—	—	—	—	—	—	—
Commercial and industrial loans	1,309,078	13.3%	1,477,896	15.8%	1,538,715	17.4%	1,570,345	18.3%	1,528,434	19.5%
Consumer loans	164,386	1.7%	175,738	1.9%	182,448	2.1%	171,918	2.0%	170,562	2.2%
State and other political subdivision loans	1,000,776	10.2%	967,944	10.4%	973,818	11.0%	952,483	11.1%	917,515	11.7%
Other commercial loans (2)	525,123	5.3%	495,621	5.3%	494,060	5.6%	500,507	5.8%	390,898	5.0%
LHFI	$9,824,524	100.0%	$9,335,628	100.0%	$8,835,868	100.0%	$8,569,967	100.0%	$7,851,213	100.0%
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

LHFI at December 31, 2020 increased $488.9 million, or 5.2%, compared to December 31, 2019.  On January 1, 2020, Trustmark transferred $72.6 million, the remaining balance of the loans acquired in the BancTrust merger, from acquired impaired loans to LHFI as PCD loans as part of its adoption of FASB ASC Topic 326.  For additional information regarding the acquired loans transferred to LHFI, see the section captioned “Acquired Loans.”  Excluding the transferred acquired loans, LHFI increased $416.3 million, or 4.4%, compared to December 31, 2019.  The increase in LHFI during 2020, excluding the transferred acquired loans, was primarily due to net growth in LHFI secured by real estate in the Texas, Alabama, Mississippi and Tennessee market regions, partially offset by declines in commercial and industrial LHFI in the Mississippi, Tennessee and Alabama market regions.  The following discussion of changes in LHFI excludes the acquired loans transferred on January 1, 2020.

LHFI secured by real estate increased $542.3 million, or 8.6%, during 2020 primarily due to net growth in other real estate secured loans, NFNR LHFI and other construction loans partially offset by loans secured by 1-4 family residential properties.  LHFI secured by other real estate increased $337.5 million, or 46.3%, during 2020, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama, Mississippi and Florida market regions.  NFNR LHFI increased $195.6 million, or 7.8%, during 2020, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $48.0 million, or 1.9%, during 2020 primarily due to declines in nonowner-occupied loans in the Texas, Mississippi, Florida and Alabama market regions, which were partially offset by growth in owner-occupied loans in the Texas, Tennessee, Florida and Alabama market regions.  Other construction loans increased $116.8 million, or 17.2%, during 2020 primarily due to new construction loans across all five market regions, partially offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During 2020, $873.7 million loans were moved from other construction to other loan categories, including $629.5 million to multi-family residential loans, $169.6 million to nonowner-occupied loans and $74.3 million to owner-occupied loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $963.3 million during 2020.  LHFI secured by 1-4 family residential properties declined $132.3 million, or 7.1%, during 2020 across all five market regions, primarily due to increases in mortgage loan refinance and secondary marketing activities due to lower interest rates.

Commercial and industrial LHFI declined $173.9 million, or 11.7%, during 2020, primarily due to declines in Trustmark’s Mississippi, Tennessee and Alabama market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At December 31, 2020 and 2019, energy-related LHFI had outstanding balances of $102.3 million and $122.9 million, respectively, which represented 1.0% and 1.3% of Trustmark’s total LHFI portfolio at December 31, 2020 and 2019, respectively.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties as of December 31, 2020 and 2019 ($ in thousands):

	December 31,
	2020	2019
Home equity loans	$40,730	$52,348
Home equity lines of credit	352,309	388,217
Percentage of loans and lines for which Trustmark holds first lien	59.5%	59.4%
Percentage of loans and lines for which Trustmark does not hold first lien	40.5%	40.6%

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

The following table presents the LHFI composition by region at December 31, 2020 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$514,056	$205,348	$52,764	$158,162	$29,543	$68,239
Other secured by 1-4 family residential properties	524,732	118,205	37,062	294,012	64,132	11,321
Secured by nonfarm, nonresidential properties	2,709,026	710,266	262,697	984,508	186,405	565,150
Other real estate secured	1,065,964	312,295	6,332	392,986	6,621	347,730
Other loans secured by real estate:
Other construction	794,983	289,138	10,199	157,393	1,075	337,178
Secured by 1-4 family residential properties	1,216,400	—	—	1,207,493	8,907	—
Commercial and industrial loans	1,309,078	199,301	22,774	611,743	271,940	203,320
Consumer loans	164,386	23,263	6,615	110,605	19,961	3,942
State and other political subdivision loans	1,000,776	87,468	35,179	670,883	41,698	165,548
Other commercial loans	525,123	81,770	14,273	345,745	61,810	21,525
LHFI	$9,824,524	$2,027,054	$447,895	$4,933,530	$692,092	$1,723,953

Construction, Land Development and Other Land Loans by Region
Lots	$74,177	$24,842	$12,945	$28,546	$1,231	$6,613
Development	94,443	37,537	315	33,059	12,505	11,027
Unimproved land	99,857	30,260	15,863	24,742	10,746	18,246
1-4 family construction	245,579	112,709	23,641	71,815	5,061	32,353
Construction, land development and other land loans	$514,056	$205,348	$52,764	$158,162	$29,543	$68,239

Loans Secured by Nonfarm, Nonresidential (NFNR) Properties by Region
Nonowner-occupied:
Retail	$389,905	$149,401	$31,965	$108,724	$26,257	$73,558
Office	228,094	64,625	26,697	68,056	12,122	56,594
Hotel/motel	341,972	146,542	91,819	52,883	39,728	11,000
Mini-storage	130,995	23,499	2,344	61,359	397	43,396
Industrial	183,795	47,135	15,805	40,308	1,087	79,460
Health care	46,597	23,088	2,462	18,462	389	2,196
Convenience stores	16,148	3,304	—	3,351	383	9,110
Nursing homes/senior living	112,256	35,941	—	31,456	6,923	37,936
Other	71,670	4,505	6,715	24,133	8,450	27,867
Total nonowner-occupied loans	1,521,432	498,040	177,807	408,732	95,736	341,117

Owner-occupied:
Office	188,960	42,679	45,651	49,120	8,814	42,696
Churches	105,832	22,604	6,768	51,499	10,231	14,730
Industrial warehouses	161,050	13,732	3,097	50,969	16,362	76,890
Health care	136,246	24,485	4,466	94,695	2,341	10,259
Convenience stores	122,155	18,744	9,516	65,919	556	27,420
Retail	73,832	15,308	6,574	26,447	10,653	14,850
Restaurants	59,856	4,255	4,446	34,681	15,097	1,377
Auto dealerships	54,805	7,542	279	21,009	25,975	—
Nursing homes/senior living	175,442	57,846	—	117,596	—	—
Other	109,416	5,031	4,093	63,841	640	35,811
Total owner-occupied loans	1,187,594	212,226	84,890	575,776	90,669	224,033
Loans secured by NFNR properties	$2,709,026	$710,266	$262,697	$984,508	$186,405	$565,150

Due to the short-term nature of most commercial real estate lending and the practice of annual renewal of commercial lines of credit, approximately 46.8% of Trustmark’s portfolio matures in less than one year.  Such a short-term maturity profile is not unusual for a commercial bank and provides Trustmark the opportunity to obtain updated financial information from its borrowers and to actively monitor its borrowers’ creditworthiness.  This maturity profile is well matched with many of Trustmark’s sources of funding, which are also short-term in nature.

The following table provides information regarding Trustmark’s LHFI maturities by loan class at December 31, 2020 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$369,640	$96,210	$48,206	$514,056
Other secured by 1-4 family residential properties	402,555	87,811	34,366	524,732
Secured by nonfarm, nonresidential properties	1,316,607	1,042,693	349,726	2,709,026
Other real estate secured	776,957	270,921	18,086	1,065,964
Other loans secured by real estate:
Other construction	620,189	139,477	35,317	794,983
Secured by 1-4 family residential properties	66,923	150,275	999,202	1,216,400
Commercial and industrial loans	548,011	661,743	99,324	1,309,078
Consumer loans	48,366	112,279	3,741	164,386
State and other political subdivision loans	149,104	321,234	530,438	1,000,776
Other loans	296,268	154,078	74,777	525,123
LHFI	$4,594,620	$3,036,721	$2,193,183	$9,824,524

The following table provides information regarding Trustmark’s LHFI maturities by interest rate sensitivity at December 31, 2020 ($ in thousands):

	Maturing
		One Year
	Within	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total
Loan Type
Predetermined interest rates	$931,635	$2,380,264	$1,629,451	$4,941,350
Floating interest rates:
Loans which are at contractual floor	373,041	235,650	161,327	770,018
Loans which are free to float	3,289,944	420,807	402,405	4,113,156
Total floating interest rates	3,662,985	656,457	563,732	4,883,174
LHFI	$4,594,620	$3,036,721	$2,193,183	$9,824,524

Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.  The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$147,640	$366,416	$514,056
Other secured by 1- 4 family residential properties	17,751	506,981	524,732
Secured by nonfarm, nonresidential properties	1,506,066	1,202,960	2,709,026
Other real estate secured	292,878	773,086	1,065,964
Other loans secured by real estate:
Other construction	134,114	660,869	794,983
Secured by 1- 4 family residential properties	732,050	484,350	1,216,400
Commercial and industrial loans	752,502	556,576	1,309,078
Consumer loans	138,989	25,397	164,386
State and other political subdivision loans	970,500	30,276	1,000,776
Other commercial loans	248,860	276,263	525,123
LHFI	$4,941,350	$4,883,174	$9,824,524

	December 31, 2019
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$201,055	$961,736	$1,162,791
Secured by 1- 4 family residential properties	1,004,079	851,834	1,855,913
Secured by nonfarm, nonresidential properties	1,430,132	1,045,113	2,475,245
Other real estate secured	189,023	535,457	724,480
Commercial and industrial loans	636,518	841,378	1,477,896
Consumer loans	152,970	22,768	175,738
State and other political subdivision loans	925,990	41,954	967,944
Other loans	310,475	185,146	495,621
LHFI	$4,850,242	$4,485,386	$9,335,628

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

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments.  These segments are further disaggregated into loan classes, the level at which credit risk is estimated.  When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.

The econometric models in production today reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD.  However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting have changed rapidly.  At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2017.  During this period, a traditional, albeit severe, economic recession occurred.  Thus, econometric models are sensitive to similar future levels of PD.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the fourth quarter of 2020, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects related to the COVID-19 pandemic, causing an overall decrease in quantitative reserve levels.

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology, e.g., natural disasters, changes in legislation, impacts due to technology and pandemics.  During the third quarter of 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve.  The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings; thus, a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve.  During the fourth quarter of 2020, due to unforeseen pandemic conditions that varied from Management’s expectations during the third quarter of 2020, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic.  In an effort to ensure the External Factor – Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature.  To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (risk rates 1-4).  In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits.  Loans rated acceptable with risk (risk rate 5) or watch (risk rate 6) received the additional reserves based on the average of the macroeconomic conditions and weighted average of the commercial loan portfolio loss rate while the loans rated special mention (risk rate 7) and substandard (risk rate 8) received additional reserves based on the weighted-average described above.

Determining the appropriateness of the allowance is complex and requires judgement by Management about the effect of matters that are inherently uncertain.  In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

For a complete description of Trustmark’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded a decrease to the ACL on LHFI of $3.0 million and an increase of $1.8 million for the ACL calculated on the acquired loans transferred to LHFI as PCD loans.  At December 31, 2020, the ACL on LHFI was $117.3 million, an increase of $34.2 million, or 41.2%, when compared with January 1, 2020.  The increase in the ACL during 2020 was principally due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.  Allocation of Trustmark’s ACL represented 1.20% of commercial LHFI and 1.16% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.19% as of December 31, 2020.  This compares with an allowance to total LHFI of 0.90% at December 31, 2019, which was allocated to commercial LHFI at 0.98% and to consumer and home mortgage LHFI at 0.61%.

The table below illustrates the changes in Trustmark’s ACL as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$84,277	$79,290	$76,733	$71,265	$67,619
Transfers (1)	—	—	1,554	—	—
FASB ASU 2016-03 Adoption Adjustment	(1,217)	—	—	—	—
LHFI charged off:
Construction, land development and other land loans	(12)	(40)	(123)	(79)	(311)
Other loans secured by 1-4 family residential properties	(117)	(531)	(1,629)	(950)	(1,319)
Loans secured by nonfarm, nonresidential properties	(3,777)	(322)	(1,184)	(4,231)	(3,067)
Other loans secured by real estate	(8)	—	—	(5)	(27)
Other construction loans	—	—	—	—	—
Loans secured by 1-4 family residential properties	(43)	—	—	—	—
Commercial and industrial loans	(1,557)	(5,344)	(18,823)	(8,286)	(6,602)
Consumer loans	(2,039)	(2,278)	(2,089)	(2,546)	(1,864)
State and other political subdivision loans	—	—	—	—	—
Other commercial loans	(3,922)	(5,966)	(5,641)	(5,050)	(5,740)
Total charge-offs	(11,475)	(14,481)	(29,489)	(21,147)	(18,930)
Recoveries on LHFI previously charged off:
Construction, land development and other land loans	716	894	1,124	1,428	1,380
Other loans secured by 1-4 family residential properties	378	666	646	1,833	1,122
Loans secured by nonfarm, nonresidential properties	546	472	133	396	976
Other loans secured by real estate	68	29	23	69	7
Other construction loans	208	—	—	—	—
Loans secured by 1-4 family residential properties	203	—	—	—	—
Commercial and industrial loans	1,736	1,257	5,410	2,578	732
Consumer loans	1,824	1,829	2,019	1,938	4,007
State and other political subdivision loans	—	—	—	—	—
Other commercial loans	3,929	3,524	3,144	3,279	3,395
Total recoveries	9,608	8,671	12,499	11,521	11,619
Net (charge-offs) recoveries	(1,867)	(5,810)	(16,990)	(9,626)	(7,311)
Provision for credit losses	36,113	10,797	17,993	15,094	10,957
Balance at end of period	$117,306	$84,277	$79,290	$76,733	$71,265

Percentage of net charge-offs (recoveries) during period to average loans (LHFS and LHFI) outstanding during the period	0.02%	0.06%	0.19%	0.11%	0.10%

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were reclassified from acquired impaired loans to LHFI during 2018.

Charge-offs exceeded recoveries for 2020 resulting in a net charge-off of $1.9 million, or 0.02% of average loans (LHFS and LHFI), compared to a net charge-off of $5.8 million, or 0.06% of average loans (LHFS and LHFI), in 2019, and a net charge-off of $17.0 million, or 0.19% of average loans (LHFS and LHFI), in 2018.  The decrease in net charge-offs during 2020 was principally due to declines in charge-offs in the Mississippi and Texas market regions as well as an increase in recoveries in the Alabama market region, partially offset by an increase in charge-offs in the Alabama and Tennessee market regions.  The increases in charge-offs in the Alabama and Tennessee market regions were principally due to the charge off of one substandard commercial credit in each of these market regions.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Alabama	$(1,448)	$(754)	$(597)
Florida	390	850	1,906
Mississippi	814	(4,438)	(4,776)
Tennessee	(1,775)	(708)	(7,958)
Texas	152	(760)	(5,565)
Total net (charge-offs) recoveries	$(1,867)	$(5,810)	$(16,990)

The provision for credit losses for 2020 totaled 0.36% of average loans (LHFS and LHFI), compared to 0.12% of average loans (LHFS and LHFI) in 2019 and 0.20% of average loans (LHFS and LHFI) in 2018.  The provision for credit losses for 2020 primarily reflected net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.

The provision for credit losses for LHFI secured by NFNR properties, LHFI secured by other real estate, other construction loans and consumer LHFI totaled $33.8 million, $4.1 million, $2.9 million and $615 thousand, respectively, for the year ended December 31, 2020, primarily due to the negative impact of COVID-19 pandemic on the overall economy and macroeconomic factors.

The provision for credit losses for commercial and industrial LHFI totaled a negative $2.4 million for the year ended December 31, 2020, primarily due to loans that had been specifically reserved for being charged down, upgrades on loans from substandard to pass, paydowns as well as a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.  The provision for credit losses for state and other political subdivision loans totaled a negative $1.5 million for 2020, primarily due to a decrease in reserves based on routine updates to the qualitative portion of the ACL calculation.

Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of December 31, 2020.  Upon adoption of FASB ASC Topic 326 on January 1, 2020, Trustmark recorded an ACL on off-balance sheet credit exposures of $29.6 million.

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark.  Trustmark calculates a loan pool level unfunded amount for the period.  Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels.  Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate.  The reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools.  See the section captioned “Lending Related” in Note 17 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense. Trustmark recorded a credit loss expense related to off-balance sheet credit exposures of $8.9 million for 2020, resulting in an ACL on off-balance sheet credit exposures of $38.6 million as of December 31, 2020.  The increase in the ACL on off-balance sheet credit exposures for 2020 was primarily due to net changes in the economic forecast due to the current and anticipated negative effects of the COVID-19 pandemic on the overall economy and macroeconomic factors.

Nonperforming Assets, Excluding PPP and Acquired Loans

The table below provides the components of the nonperforming assets, excluding PPP and acquired loans, by geographic market region for each year in the five-year period ended December 31, 2020 ($ in thousands):

	December 31,
	2020	2019	2018	2017	2016
Nonaccrual LHFI
Alabama	$9,221	$1,870	$3,361	$3,083	$665
Florida	572	267	1,175	3,034	3,644
Mississippi	35,015	41,493	44,331	49,129	37,771
Tennessee	12,572	8,980	8,696	4,436	6,213
Texas	5,748	616	4,061	7,893	941
Total nonaccrual LHFI	63,128	53,226	61,624	67,575	49,234
Other real estate
Alabama	3,271	8,133	6,873	11,714	15,989
Florida	—	5,877	8,771	13,937	22,582
Mississippi	8,330	14,919	17,255	14,260	15,646
Tennessee	50	319	1,025	2,535	6,183
Texas	—	—	744	782	1,651
Total other real estate	11,651	29,248	34,668	43,228	62,051
Total nonperforming assets	$74,779	$82,474	$96,292	$110,803	$111,285

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	0.73%	0.86%	1.07%	1.26%	1.38%

Loans Past Due 90 days or more
LHFI	$1,576	$642	$856	$2,171	$1,832
LHFS - Guaranteed GNMA services loans (1)	$119,409	$41,648	$37,384	$35,544	$28,345

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At December 31, 2020, nonaccrual LHFI totaled $63.1 million, or 0.61% of total LHFS and LHFI, reflecting an increase of $9.9 million, or 0.10% of total LHFS and LHFI, relative to December 31, 2019.  The increase in nonaccrual LHFI was primarily due to LHFI placed on nonaccrual status in Trustmark’s Alabama, Tennessee, Texas and Mississippi market regions, partially offset by reductions, pay-offs and charge-offs of nonaccrual LHFI in Trustmark’s Mississippi and Tennessee market regions.

As of December 31, 2020, nonaccrual energy-related LHFI totaled $10.4 million and represented 10.2% of Trustmark’s total energy-related portfolio, compared to $10.6 million, or 8.6% of Trustmark’s total energy-related portfolio at December 31, 2019.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

The following table illustrates nonaccrual LHFI by loan class for each year in the five-year period ended December 31, 2020 ($ in thousands):

	December 31,
	2020	2019	2018	2017	2016
Loans secured by real estate:
Construction, land development and other land	$5,985	$897	$2,218	$2,105	$3,323
Other secured by 1- 4 family residential properties	4,487	16,810	14,718	19,022	20,329
Secured by nonfarm, nonresidential properties	15,197	7,700	9,621	12,608	8,482
Other real estate secured	185	1,032	927	212	402
Other loans secured by real estate:
Other construction	—	—	—	—	—
Secured by 1- 4 family residential properties	11,807	—	—	—	—
Commercial and industrial loans	15,618	21,775	23,938	33,338	15,824
Consumer loans	86	108	205	135	300
State and other political subdivision loans	3,970	4,079	8,595	—	—
Other commercial loans	5,793	825	1,402	155	574
Total nonaccrual LHFI	$63,128	$53,226	$61,624	$67,575	$49,234

Other Real Estate

Other real estate at December 31, 2020 decreased $17.6 million, or 60.2%, when compared with December 31, 2019, principally due to properties sold in Trustmark’s Mississippi, Florida, Alabama, and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	635	77	—	339	219	—
Disposals	(16,446)	(3,887)	(5,861)	(6,230)	(468)	—
Write-downs	(1,786)	(1,052)	(16)	(698)	(20)	—
Balance at end of period	$11,651	$3,271	$—	$8,330	$50	$—

	Year Ended December 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	8,598	2,908	—	5,575	115	—
Disposals	(11,474)	(1,198)	(2,783)	(5,967)	(800)	(726)
Write-downs	(2,544)	(450)	(111)	(1,944)	(21)	(18)
Balance at end of period	$29,248	$8,133	$5,877	$14,919	$319	$—

	Year Ended December 31, 2018
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$43,228	$11,714	$13,937	$14,260	$2,535	$782
Additions	12,115	1,563	2,637	7,533	382	—
Disposals	(19,802)	(5,217)	(7,747)	(5,035)	(1,803)	—
Write-downs	(873)	(133)	(56)	(557)	(89)	(38)
Adjustments	—	(1,054)	—	1,054	—	—
Balance at end of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744

Write-downs of other real estate decreased $758 thousand, or 29.8%, during 2020 compared to an increase of $1.7 million during 2019.  The decrease in write-downs of other real estate during 2020 compared to 2019 was primarily due to a decrease in write-downs of other real estate properties in the Mississippi market region and properties sold for which a reserve for write-down was previously recorded, partially offset by write-downs of other real estate properties in the Alabama market region.

The following table illustrates other real estate by type of property for each year in the five-year period ended December 31, 2020 ($ in thousands):

	December 31,
	2020	2019	2018	2017	2016
Construction, land development and other land properties	$3,857	$11,482	$16,206	$27,491	$36,871
1-4 family residential properties	1,349	3,453	4,983	5,081	7,926
Nonfarm, nonresidential properties	6,445	14,313	13,296	10,468	16,817
Other real estate properties	—	—	183	188	437
Total other real estate	$11,651	$29,248	$34,668	$43,228	$62,051

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

The table below provides the carrying value of the acquired loan portfolio by loan class for each year of the five-year period ended December 31, 2020 ($ in thousands):

	December 31,
	2020	2019	2018	2017	2016
Loans secured by real estate:
Construction, land development and other land	$—	$4,771	$5,878	$23,586	$20,850
Secured by 1-4 family residential properties	—	17,525	22,556	61,751	69,540
Secured by nonfarm, nonresidential properties	—	38,206	47,979	114,694	103,820
Other real estate secured	—	3,946	8,253	16,746	19,010
Commercial and industrial loans	—	5,035	15,267	31,506	36,896
Consumer loans	—	520	1,356	2,600	3,365
Other loans	—	2,598	5,643	10,634	18,766
Acquired loans	—	72,601	106,932	261,517	272,247
Less allowance for loan losses, acquired loans	—	815	1,231	4,079	11,397
Net acquired loans	$—	$71,786	$105,701	$257,438	$260,850

For additional information regarding acquired loans, including changes in the net carrying value, see Note 5 – Acquired Loans included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $14.049 billion at December 31, 2020 compared to $11.246 billion at December 31, 2019, an increase of $2.803 billion, or 24.9%, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During 2020, noninterest-bearing deposits increased $1.458 billion, or 50.4%, primarily due to growth in all categories of noninterest-bearing deposit accounts.  Interest-bearing deposits increased $1.345 billion, or 16.1%, during 2020, primarily due to growth in public and consumer interest checking accounts, commercial and consumer money market deposit accounts and consumer savings accounts, partially offset by declines in consumer time deposits.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and repurchase agreements totaled $164.5 million at December 31, 2020 compared to $256.0 million at December 31, 2019, a decrease of $91.5 million, or 35.7%.  Of these amounts $164.5 million and $62.5 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances.  Excluding customer related transactions, Trustmark had no upstream federal funds purchased at December 31, 2020 compared to $193.5 million at December 31, 2019.  The decrease in the upstream federal funds purchased during 2020 was due primarily to reduced funding needs caused by the increases in deposit balances as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs, as well as the FRB’s decision to reduce reserve requirement ratios to zero.

Other borrowings totaled $168.3 million at December 31, 2020, an increase of $82.9 million, or 97.0%, when compared with $85.4 million at December 31, 2019, primarily due to an increase in GNMA optional repurchase loans.

The table below presents information concerning qualifying components of Trustmark’s borrowings for each of the last three years ($ in thousands):

	2020	2019	2018
Federal funds purchased and securities sold under repurchase agreements:
Amount outstanding at end of period	$164,519	$256,020	$50,471
Weighted average interest rate at end of period	0.13%	1.31%	0.37%
Maximum amount outstanding at any month end during each period	$454,238	$376,712	$524,208
Average amount outstanding during each period	151,805	110,915	329,649
Weighted average interest rate during each period	0.50%	1.28%	1.45%

Other borrowings:
Amount outstanding at end of period	$168,252	$85,396	$79,885
Weighted average interest rate at end of period	0.68%	1.48%	1.05%
Maximum amount outstanding at any month end during each period	$178,599	$85,396	$977,011
Average amount outstanding during each period	133,602	82,476	317,687
Weighted average interest rate during each period	1.04%	0.85%	1.58%

Benefit Plans

Defined Benefit Plans

As disclosed in Note 15 – Defined Benefit and Other Postretirement Benefits included in Part II. Item 8. – Financial Statements and Supplementary Data of this report, Trustmark maintains a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan) to satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions.

At December 31, 2020, the fair value of the Continuing Plan’s assets totaled $2.9 million and was exceeded by the projected benefit obligation of $9.5 million by $6.7 million.  Net periodic benefit cost equaled $786 thousand in 2020, compared to $1.1 million in both 2019 and 2018.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions.  For 2020, 2019 and 2018, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2020, Trustmark’s minimum required contribution to the Continuing Plan was $306 thousand; however, Trustmark contributed $563 thousand, $257 thousand in excess of the minimum required.  For the plan year ending December 31, 2021, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $327 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2021 to determine any additional funding requirements by the plan’s measurement date.

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

At December 31, 2020, the accrued benefit obligation for the supplemental retirement plans equaled $59.6 million, while the net periodic benefit cost equaled $2.8 million in 2020, $3.0 million in 2019 and $3.1 million in 2018.  The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date.  The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow.  At December 31, 2020, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

Contractual Obligations

Trustmark is obligated to make payments under specific long-term and certain other binding contractual arrangements.  The following table provides a schedule of the amount of the payments due under those obligations as of December 31, 2020 ($ in thousands):

	Less than	One to Three	Three to Five	After
	One Year	Years	Years	Five Years	Total
Time deposits	$1,152,489	$223,171	$27,068	$3,170	$1,405,898
Securities sold under repurchase agreements	128,053	—	—	—	128,053
FHLB advances	625	—	—	116	741
Subordinated notes	—	—	—	122,921	122,921
Junior subordinated debt securities	—	—	—	61,856	61,856
Finance lease obligations	1,396	2,075	876	3,458	7,805
Operating lease obligations	3,683	7,095	7,712	13,800	32,290
Total	$1,286,246	$232,341	$35,656	$205,321	$1,759,564

Capital Resources

At December 31, 2020, Trustmark’s total shareholders’ equity was $1.741 billion, an increase of $80.4 million, or 4.8%, when compared to December 31, 2019.  During 2020, shareholders’ equity increased primarily as a result of net income of $160.0 million as well as an increase in the fair market value of available for sale securities, net of tax, of $23.0 million, partially offset by common stock dividends of $58.8 million, common stock repurchases of $27.5 million and a $19.9 million, net of tax, adjustment to the beginning balance of retained earnings as a result of the adoption of FASB ASU 2016-13.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 2.500% at December 31, 2020 and 2019.  AOCI is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

During the fourth quarter of 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes.  The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses of $600 thousand. At December 31, 2020, the carrying amount of the subordinated notes was $122.9 million.  The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances.  For regulatory capital purposes, the subordinated notes qualify as Tier 2 capital for Trustmark at December 31, 2020.  Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity).  Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities.  For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2020 and 2019.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 18 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2020 and 2019.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2020, 2019 and 2018 were $0.92.  Trustmark’s dividend payout ratio for 2020, 2019 and 2018 was 36.51%, 39.48%, and 41.44%, respectively.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  In 2021, TNB will have available approximately $86.7 million plus its net income for that year to pay as dividends to Trustmark.  The actual amount of any dividends declared in 2021 by Trustmark will be determined by Trustmark’s Board of Directors.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $12.916 billion for 2020 and represented approximately 84.8% of average liabilities and shareholders’ equity, compared to average deposits of $11.404 billion, which represented 84.5% of average liabilities and shareholders’ equity for 2019.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At December 31, 2020, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $28.1 million compared to $26.2 million at December 31, 2019.

At December 31, 2020, Trustmark had no upstream federal funds purchased, compared to $193.5 million at December 31, 2019.  The decrease in the upstream federal funds purchased during 2020 was due primarily to the increases in deposit balances as customers deposited proceeds from line draws, PPP loans and other stimulus programs, as well as the FRB’s decision to reduce reserve requirement ratios to zero.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at December 31, 2020 and 2019.  Trustmark had $600.0 million in letters of credit outstanding with the FHLB of Dallas at December 31, 2020, compared to no outstanding letters of credit at December 31, 2019.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $2.725 billion at December 31, 2020.

In addition, at December 31, 2020, Trustmark had $625 thousand in short-term and $116 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to no short-term and $811 thousand in long-term FHLB advances outstanding at December 31, 2019.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At December 31, 2020, Trustmark had approximately $560.0 million available in unencumbered agency securities compared to $546.0 million at December 31, 2019.

Another borrowing source is the Discount Window.  At December 31, 2020, Trustmark had approximately $893.5 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $982.7 million at December 31, 2019.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During the fourth quarter of 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses of $600 thousand. At December 31, 2020, the carrying amount of the subordinated notes was $122.9 million.  The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. Trustmark intends to use the net proceeds for general corporate purposes.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At December 31, 2020, Trustmark had no shares of preferred stock issued and outstanding.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR, indicating that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk.  Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition and results of operations.  Trustmark has organized an internal LIBOR Transition Working Group to identify operational and contractual best practices, assess its risk, manage the transition, facilitate communication with its customers and monitor the impacts.  For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors of this report.

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $706.8 million at December 31, 2020, with a positive valuation adjustment of $6.4 million, compared to $301.1 million, with a positive valuation adjustment of $953 thousand at December 31, 2019.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $326.5 million at December 31, 2020 compared to $564.0 million at December 31, 2019.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $7.8 million for the year ended December 31, 2020, compared to a net negative ineffectiveness of $11.5 million for the year ended December 31, 2019 and a net positive ineffectiveness of $2.4 million for the year ended December 31, 2018.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral.  As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.  As of December 31, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $1.125 billion related to this program, compared to $893.1 million as of December 31, 2019.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

As of December 31, 2020 and 2019, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million and $1.0 million, respectively.  As of December 31, 2020, Trustmark had posted collateral of $1.6 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At both December 31, 2020 and 2019, Trustmark had entered into three risk participation agreements as a beneficiary with aggregate notional amounts of $41.1 million and $37.6 million, respectively.   As of December 31, 2020, Trustmark had entered into twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $172.0 million compared to ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million at December 31, 2019.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2020 and 2019.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2020 and 2019.  At

December 31, 2020 and 2019, the impact of a 200-basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2020	2019
+200 basis points	20.4%	5.7%
+100 basis points	10.8%	3.0%
-100 basis points	-5.7%	-5.2%

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income.  The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2021 or additional actions Trustmark could undertake in response to changes in interest rates.  Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

Another component of interest rate risk management is measuring the economic value-at-risk for a given change in market interest rates.  The economic value-at-risk may indicate risks associated with longer-term balance sheet items that may not affect net interest income at risk over shorter time periods.  Trustmark uses computer-modeling techniques to determine the present value of all asset and liability cash flows (both on- and off-balance sheet), adjusted for prepayment expectations, using a market discount rate.  The economic value of equity (EVE), also known as net portfolio value, is defined as the difference between the present value of asset cash flows and the present value of liability cash flows.  The resulting change in EVE in different market rate environments, from the base case scenario, is the amount of EVE at risk from those rate environments.  The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2020 and 2019.  Based upon quarter-end current and implied market rates, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the FRB has a negative interest rate policy. While the impact of negative interest rates on earnings-at-risk would vary by scenario, a parallel shift downward would be expected to negatively impact net interest income. However, in a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from the modeled assumptions. At December 31, 2020 and 2019, the results of the 100-basis point drop scenario and the 200-basis point drop scenario were excluded from the table below due to the low interest rate environment.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2020	2019
+200 basis points	22.1%	5.3%
+100 basis points	12.7%	3.4%

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

At December 31, 2020, the MSR fair value was $66.5 million, compared to $79.4 million at December 31, 2019.  The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2020, would be a decline in fair value of approximately $4.3 million and $2.4 million, respectively, compared to a decline in fair value of approximately $3.5 million and $2.7 million, respectively, at December 31, 2019.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the "Corporation") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Corporation has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Corporation adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also related to the critical audit matter communicated below.

Basis for Opinions

The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s financial statements and an opinion on the Corporation’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses, LHFI - Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 3 – LHFI and Allowance for Credit Losses, LHFI to the consolidated financial statements, the Corporation adopted ASU 2016-13, as amended, effective January 1, 2020 (see change in accounting principle explanatory paragraph above). Upon adoption, the Corporation estimates and records an allowance for credit losses (ACL) which represents credit losses expected over the remaining contractual life of the loans. The Corporation measures expected credit losses on a collective, or pooled, basis which is done by segregating loans into pools based on loan product types and similar risk characteristics.  The Corporation disclosed the impact of adoption of this standard on January 1, 2020 with a $3.0 million decrease to the allowance for credit losses, a $29.6 million increase for off-balance sheet credit exposures and a $26.6 million decrease to retained earnings, or $19.9 million net of tax, for the cumulative effect adjustment recorded. Provision expense for the year ending December 31, 2020 was $36.1 million and the Allowance for Credit Losses, LHFI at December 31, 2020 was $117.3 million.

The Corporation uses a third-party software application to calculate the quantitative portion of the allowance for credit losses which employs a discounted cash flow (DCF) or weighted average remaining maturity (WARM) method by loan pool. A reasonable and supportable forecast is developed through a Loss Driver Analysis (LDA) by loan class. The LDA is performed by the Corporation’s third-party service provider and uses charge off data from Trustmark National Bank’s Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR).  The PDR is decomposed into a probability of default (PD).  Regressions are run using the data for various macroeconomic variables in order to determine which correlate to Trustmark’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. Loss given default (LGD) is derived from a method that traces the relationship between LGD and PD over a period of time and projects LGD based on the PD forecast. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes, as well as the all other consumer and other loans pools.

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools in which models were developed through the LDA. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.

Estimating reasonable and supportable forecasts requires significant judgment and could have a material effect on the Corporations financial statements. Management leverages economic projections from an independent third party for its forecasts over the forecast period. We identified auditing the reasonableness of forecasts, including the LDA, as a critical audit matter as it involves especially subjective auditor judgment and increased audit effort, including the involvement of specialists.

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the effectiveness of controls over the LDA and reasonable and supportable forecast including:

•	Completeness, accuracy, and relevance of the underlying data including FFIEC data
•	Model validation performed by a third-party specialist
•	Relevance and reliability of the forecasts applied and results of the calculation

Performed substantive testing over the LDA and reasonable and supportable forecast including:

•	Tested completeness and accuracy of underlying data.
•

Utilized the work of internal specialists to assist in evaluating the appropriateness and mathematical accuracy of the LDA, methodologies applied, and the relevance and reliability of data used in the development of the forecast models.

•	Evaluated reasonableness of significant assumptions and judgments.

We have served as the Corporation’s auditor since 2015, which is the year the engagement letter was signed for the audit of the 2016 financial statements.

/s/ Crowe LLP

Atlanta, Georgia

February 18, 2021

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)	December 31,
	2020	2019
Assets
Cash and due from banks	$1,952,504	$358,916
Federal funds sold and securities purchased under reverse repurchase agreements	50	—
Securities available for sale, at fair value (amortized cost: $1,959,773-2020; $1,600,984-2019; allowance for credit losses: $0-2020)	1,991,815	1,602,404
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $563,115-2020; $746,202-2019)	538,072	738,099
Paycheck Protection Program (PPP) loans	610,134	—
Loans held for sale (LHFS)	446,951	226,347
Loans held for investment (LHFI) (1)	9,824,524	9,335,628
Less allowance for credit losses (ACL), LHFI (1)	117,306	84,277
Net LHFI	9,707,218	9,251,351
Acquired loans (1)	—	72,601
Less allowance for loan losses, acquired loans (1)	—	815
Net acquired loans	—	71,786
Net LHFI and acquired loans	9,707,218	9,323,137
Premises and equipment, net	194,278	189,791
Mortgage servicing rights	66,464	79,394
Goodwill	385,270	379,627
Identifiable intangible assets, net	7,390	7,343
Other real estate	11,651	29,248
Operating lease right-of-use assets	30,901	31,182
Other assets	609,142	532,389
Total Assets	$16,551,840	$13,497,877

Liabilities
Deposits:
Noninterest-bearing	$4,349,010	$2,891,215
Interest-bearing	9,699,754	8,354,342
Total deposits	14,048,764	11,245,557
Federal funds purchased and securities sold under repurchase agreements	164,519	256,020
Other borrowings	168,252	85,396
Subordinated notes	122,921	—
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures (1)	38,572	—
Operating lease liabilities	32,290	32,354
Other liabilities	173,549	155,992
Total Liabilities	14,810,723	11,837,175

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 63,424,526 shares - 2020; 64,200,111 shares - 2019	13,215	13,376
Capital surplus	233,120	256,400
Retained earnings	1,495,833	1,414,526
Accumulated other comprehensive income (loss), net of tax	(1,051)	(23,600)
Total Shareholders' Equity	1,741,117	1,660,702
Total Liabilities and Shareholders' Equity	$16,551,840	$13,497,877

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest Income
Interest and fees on LHFS & LHFI	$390,803	$440,156	$395,969
Interest and fees on PPP loans	26,643	—	—
Interest and fees on acquired loans (1)	—	8,373	17,115
Interest on securities:
Taxable	48,250	54,649	66,082
Tax exempt	1,079	1,711	2,236
Interest on federal funds sold and securities purchased under reverse repurchase agreements	1	240	14
Other interest income	1,559	5,363	4,196
Total Interest Income	468,335	510,492	485,612
Interest Expense
Interest on deposits	37,487	79,171	53,936
Interest on federal funds purchased and securities sold under repurchase agreements	755	1,420	4,788
Other interest expense	3,556	3,312	7,468
Total Interest Expense	41,798	83,903	66,192
Net Interest Income	426,537	426,589	419,420
Provision for credit losses (PCL) (1)	36,113	10,797	17,993
Provision for loan losses, acquired loans (1)	—	42	(1,005)
Net Interest Income After PCL	390,424	415,750	402,432
Noninterest Income
Service charges on deposit accounts	32,289	42,603	43,702
Bank card and other fees	31,022	31,736	28,905
Mortgage banking, net	125,822	29,822	34,674
Insurance commissions	45,176	42,396	40,481
Wealth management	31,625	30,679	30,338
Other, net	8,659	9,809	6,736
Total Noninterest Income	274,593	187,045	184,836
Noninterest Expense
Salaries and employee benefits	272,257	247,717	238,033
Services and fees	83,816	73,315	66,382
Net occupancy - premises	26,489	26,149	26,703
Equipment expense	23,277	23,733	24,830
Other real estate expense, net	1,956	3,906	2,002
Credit loss expense related to off-balance sheet credit exposures (1)	8,934	—	—
Other expense	58,506	54,182	57,465
Total Noninterest Expense	475,235	429,002	415,415
Income Before Income Taxes	189,782	173,793	171,853
Income taxes	29,757	23,333	22,269
Net Income	$160,025	$150,460	$149,584

Earnings Per Share
Basic	$2.52	$2.33	$2.22
Diluted	$2.51	$2.32	$2.21
(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income per consolidated statements of income	$160,025	$150,460	$149,584
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	22,965	33,103	(14,416)
Change in net unrealized holding loss on securities transferred to held to maturity	2,383	2,704	2,821
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(3,846)	(4,278)	2,806
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	112	187	187
Recognized net loss due to lump sum settlements	89	235	122
Change in net actuarial loss	846	597	919
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	—	(109)	373
Reclassification adjustment for (gain) loss realized in net income	—	(360)	(242)
Other comprehensive income (loss), net of tax	22,549	32,079	(7,430)
Comprehensive income	$182,574	$182,539	$142,154

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2018	67,746,094	$14,115	$369,124	$1,228,187	$(39,725)	$1,571,701
Net income per consolidated statements of income	—	—	—	149,584	—	149,584
Other comprehensive income (loss), net of tax	—	—	—	—	(7,430)	(7,430)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(62,425)	—	(62,425)
Shares withheld to pay taxes, long-term incentive plan	118,108	25	(1,451)	—	—	(1,426)
Accumulated other comprehensive loss adjustment, Tax Reform Act	—	—	—	8,524	(8,524)	—
Repurchase and retirement of common stock	(2,029,807)	(423)	(61,998)	—	—	(62,421)
Compensation expense, long-term incentive plan	—	—	3,870	—	—	3,870
Balance, December 31, 2018	65,834,395	13,717	309,545	1,323,870	(55,679)	1,591,453
Net income per consolidated statements of income	—	—	—	150,460	—	150,460
Other comprehensive income (loss), net of tax	—	—	—	—	32,079	32,079
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(59,804)	—	(59,804)
Shares withheld to pay taxes, long-term incentive plan	134,564	28	(1,686)	—	—	(1,658)
Repurchase and retirement of common stock	(1,768,848)	(369)	(56,246)	—	—	(56,615)
Compensation expense, long-term incentive plan	—	—	4,787	—	—	4,787
Balance, December 31, 2019	64,200,111	13,376	256,400	1,414,526	(23,600)	1,660,702
FASB ASU 2016-13 adoption adjustment	—	—	—	(19,949)	—	(19,949)
Net income per consolidated statements of income	—	—	—	160,025	—	160,025
Other comprehensive income (loss), net of tax	—	—	—	—	22,549	22,549
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(58,769)	—	(58,769)
Shares withheld to pay taxes, long-term incentive plan	111,373	23	(1,123)	—	—	(1,100)
Repurchase and retirement of common stock	(886,958)	(184)	(27,354)	—	—	(27,538)
Compensation expense, long-term incentive plan	—	—	5,197	—	—	5,197
Balance, December 31, 2020	63,424,526	$13,215	$233,120	$1,495,833	$(1,051)	$1,741,117

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities
Net income per consolidated statements of income	$160,025	$150,460	$149,584
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net (1)	45,047	10,839	16,988
Depreciation and amortization	41,325	39,420	38,940
Net amortization of securities	13,247	7,789	9,181
Gains on sales of loans, net	(94,986)	(27,301)	(21,615)
Compensation expense, long-term incentive plan	5,197	4,787	3,870
Deferred income tax provision	(19,800)	(3,880)	11,740
Proceeds from sales of loans held for sale	2,627,122	1,431,003	1,114,020
Purchases and originations of loans held for sale	(2,668,642)	(1,480,752)	(1,052,339)
Originations of mortgage servicing rights	(29,805)	(16,711)	(15,759)
Earnings on bank-owned life insurance	(5,099)	(5,592)	(5,358)
Net change in other assets	(49,653)	(30,729)	(1,891)
Net change in other liabilities	13,669	13,276	(1,277)
Other operating activities, net	27,699	23,838	(6,886)
Net cash from operating activities	65,346	116,447	239,198

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	201,888	173,385	149,308
Proceeds from maturities, prepayments and calls of securities available for sale	680,294	425,260	423,617
Purchases of securities available for sale	(1,051,014)	(177,739)	(23,901)
Net proceeds from bank-owned life insurance	3,280	4,140	1,824
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(50)	830	(215)
Net change in member bank stock	269	262	35,451
Net change in loans	(1,027,924)	(480,295)	(140,710)
Purchases of premises and equipment	(22,577)	(17,327)	(14,644)
Proceeds from sales of premises and equipment	2,803	3,248	772
Proceeds from sales of other real estate	17,343	11,182	20,502
Purchases of software	(8,252)	(13,412)	(13,195)
Investments in tax credit and other partnerships	(5,844)	(3,426)	(22)
Purchase of insurance book of business	(3,097)	(347)	—
Net cash used in business acquisition	(4,834)	—	—
Net cash from investing activities	(1,217,715)	(74,239)	438,787

Financing Activities
Net change in deposits	2,803,207	(118,854)	786,899
Net change in federal funds purchased and securities sold under repurchase agreements	(91,501)	205,549	(419,356)
Net change in short-term borrowings	517	561	(905,396)
Payments on long-term FHLB advances	(44)	(68)	(67)
Payments under finance lease obligations	(1,715)	(1,964)	—
Proceeds from subordinated notes	122,900	—	—
Common stock dividends	(58,769)	(59,804)	(62,425)
Repurchase and retirement of common stock	(27,538)	(56,615)	(62,421)
Shares withheld to pay taxes, long-term incentive plan	(1,100)	(1,658)	(1,426)
Net cash from financing activities	2,745,957	(32,853)	(664,192)

Net change in cash and cash equivalents	1,593,588	9,355	13,793
Cash and cash equivalents at beginning of year	358,916	349,561	335,768
Cash and cash equivalents at end of year	$1,952,504	$358,916	$349,561

(1)

Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach.  Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 183 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures.  Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2021 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations.  Actual results could differ from those estimates.

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

Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” was adopted by Trustmark on January 1, 2020.  ASU 2016-13 introduced FASB ASC Topic 326, which requires a current expected credit losses methodology for estimating allowances for credit losses and applies to all financial instruments carried at amortized cost, including securities held to maturity, and makes targeted improvements to the accounting for credit losses on securities available for sale.

Under FASB ASC Topic 326, the allowance for credit losses is an estimate measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

Trustmark has adopted a zero-credit loss assumption for certain classes of securities.  This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government.  The reasons behind the adoption of the zero-credit loss assumption were as follows:

•	High credit rating
•	Long history with no credit losses
•	Guaranteed by a sovereign entity
•	Widely recognized as “risk-free rate”
•	Can print its own currency
•	Currency is routinely held by central banks, used in international commerce, and commonly viewed as reserve currency

•	Currently under the U.S. Government conservatorship or receivership

Trustmark continuously monitors any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration and prompt Trustmark to reconsider its zero-credit loss assumption.

Securities Available for Sale

FASB ASC Subtopic 326-30, “Financial Instruments-Credit Losses-Available-for-Sale Debt Securities,” replaced the concept of other-than-temporarily impaired with the allowance for credit losses.  Unlike securities held to maturity, securities available for sale are evaluated on an individual level and pooling of securities is not allowed.

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

Securities Held to Maturity

FASB ASC Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost,” requires institutions to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risks exist.  Trustmark uses several levels of segmentation in order to measure expected credit losses for its held to maturity securities:

•	The portfolio is segmented into agency and non-agency securities.
•	The non-agency securities are separated into municipal, mortgage, and corporate securities.

Each individual segment is categorized by third-party credit ratings.

As discussed above, Trustmark has determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero, which include debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government.  This assumption is reviewed and attested to quarterly.  Trustmark uses an internally built model to verify the accuracy of third-party provided calculations.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity.

Loans Held for Sale (LHFS)

Primarily, all mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Segment are considered to be held for sale.  In certain circumstances, Trustmark will retain a mortgage loan in its portfolio based on banking relationships or certain investment strategies.  Trustmark has elected to account for its LHFS under the fair value option permitted by FASB ASC Topic 825, “Financial Instruments,” with interest income on the LHFS reported in interest and fees on LHFS and LHFI.  Trustmark reports unrealized gains and losses resulting from changes in the fair value of the LHFS accounted for under the fair value option as noninterest income in mortgage banking, net.  LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in the fair value reported as noninterest income in mortgage banking, net.  Changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for its LHFS at the lower of cost or fair value and the derivative instruments at fair value.  Realized gains and losses upon ultimate sale of the loans are reported as noninterest income in mortgage banking, net.

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

Loans Held for Investment (LHFI)

LHFI are loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off and are reported at amortized cost net of the allowance for credit losses.  Amortized cost is the amount of unpaid principal, adjusted for the net amount of direct costs and nonrefundable loan fees associated with lending.  The net amount of nonrefundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method.  Interest on LHFI is accrued and recorded as interest income based on the outstanding principal balance.

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

A TDR in which Trustmark receives physical possession of the borrower’s assets, regardless of whether formal foreclosure or repossession proceedings take place, is accounted for in accordance with FASB ASC Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors.”  Thus, the loan is treated as if assets have been received in satisfaction of the loan and reported as a foreclosed asset.

A TDR may be returned to accrual status if Trustmark is reasonably assured of repayment of principal and interest under the modified terms and the borrower has demonstrated sustained performance under those terms for a period of at least six months.  Otherwise, the restructured loan must remain on nonaccrual.

Purchased Credit Deteriorated (PCD) Loans

Trustmark has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  An initial allowance for credit losses for PCD loans is determined at acquisition using the same allowance for credit losses methodology as the LHFI.  The initial allowance for credit losses determined on a collective basis is allocated to individual loans.  PCD loans are reported at the amortized cost, which equals the loan purchased price plus the initial allowance for credit losses.  The difference between the amortized cost basis of the PCD loan and the par value of the loan is the noncredit premium or discount, which is amortized into interest income over the life of the loan.  Subsequent changes to the allowance for credit losses are recorded through the PCL.

Upon adoption of FASB ASC Topic 326, Trustmark elected to maintain pools of loans that were previously accounted for under FASB ASC Subtopic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and will continue to account for these pools as a unit of account.  Loans are only removed from the existing loan pools if they are written off, paid off or sold.  Upon adoption of FASB ASC Topic 326, the allowance for credit losses was determined for each pool and added to the pool’s carrying value to establish a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool.  Changes to the allowance for credit losses after adoption of FASB ASC Topic 326 are recorded through the PCL.

Allowance for Credit Losses, LHFI (ACL)

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20 as well as regulatory guidance from its primary regulator.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL for LHFI is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments.  These segments are further disaggregated into loan classes, the level at which credit risk is estimated.  When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future.  Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations.  Determining the appropriateness of the allowance is complex and requires judgement by Management about the effect of matters that are inherently uncertain.  In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

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

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI and, therefore, excluded from the estimate of credit losses for LHFI.

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

ACL on Off-Balance Sheet Credit Exposures

Under FASB ASC Subtopic 326-20, Trustmark is required to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit.

Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark.  Trustmark calculates a loan pool level unfunded amount for the period.  Trustmark views the loan pools as either closed-ended or open-ended.  Closed-ended loan pools are those that typically fund up to 100% such as other construction and nonowner-occupied.  Open-ended loan pools are those that behave similar to a revolver such as the commercial and industrial and home equity line of credit loan pools.  In addition to the unfunded balances, Trustmark uses a funding rate for loan pools that are considered open-ended.  Trustmark calculates the funding rate of the open-ended loan pools each period.  In order to mitigate volatility and incorporate historical experience in the funding rate, Trustmark uses a twelve-quarter moving average.  For the closed-ended loan pools, Trustmark takes a conservative approach and uses a 100% funding rate.  The expected funding rate is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based on balances expected to be funded based upon historical levels.  In addition to the funding rate being applied to the unfunded commitment balance, a reserve rate is applied that incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate.  The reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools.  Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense.

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

Branch closures and purchased land held for future branch expansion for more than five years are evaluated to determine if the related land, buildings and building improvements should be transferred to assets held for sale in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.”  The property is transferred to assets held for sale at the lower of its carrying value or fair value less cost to sell.  An impairment loss is recorded at the time of transfer if the carrying value of the assets exceeds the fair value.  Impairment losses are recorded as noninterest expense in other expense.

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

Other Real Estate

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the fair value less cost to sell (estimated fair value) at the time of foreclosure.  Fair value is based on independent appraisals and other relevant factors.  When foreclosed real estate is received in full satisfaction of a loan, the amount, if any, by which the recorded amount of the loan exceeds the estimated fair value of the property is a loss charged against the ACL at the time of foreclosure.  If the recorded amount of the loan is less than the estimated fair value of the property, a credit is recorded to write-downs of other real estate at the time of foreclosure.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Trustmark accounts for its investments in FHLB and Federal Reserve Bank of Atlanta stock in accordance with FASB ASC Subtopic 942-325, “Financial Services-Depository and Lending-Investments-Other.”  FHLB and Federal Reserve Bank stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market.  FHLB and Federal Reserve Bank stock are carried at cost and evaluated for impairment.  Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets.  At December 31, 2020 and 2019, Trustmark’s investment in member bank stock totaled $31.7 million and $31.9 million, respectively.  The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2020, 2019 and 2018.

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense.  Other real estate sales for the year ended December 31, 2020 resulted in a net gain of $897 thousand compared to a net loss of $291 thousand for the year ended December 31, 2019 and a net gain of $700 thousand for the year ended December 31, 2018.

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

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivative transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral.  As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.  The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Income taxes paid	$46,648	$24,809	$12,435
Interest paid on deposits and borrowings	42,968	83,997	66,358
Noncash transfers from loans to other real estate	635	8,598	12,115
Investment in tax credit partnership not funded	5,893	5,000	—
Finance right-of-use assets resulting from lease liabilities	—	9,326	—
Operating right-of-use assets resulting from lease liabilities	3,774	31,182	—
Transfer of long-term FHLB advances to short-term	651	—	—

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Basic shares	63,505	64,630	67,505
Dilutive shares	141	142	154
Diluted shares	63,646	64,772	67,659

Weighted-average antidilutive stock awards were excluded in determining diluted EPS.  The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Weighted-average antidilutive stock awards	57	—	1

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety.  Trustmark’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer.

Accounting Policies Recently Adopted

Except for the changes detailed below, Trustmark has consistently applied its accounting policies to all periods presented in the accompanying consolidated financial statements.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Issued in March 2020, ASU 2020-04 seeks to provided additional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting.  The FASB issued ASU 2020-04 is response to concerns about the structural risks of interbank offered rates and, in particular, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used.  Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation.  Stakeholders have raised operational challenges likely to arise with the reference rate reform, particularly related to contract modifications and hedge accounting.  The amendments of ASU 2020-04, which are elective and apply to all entities, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by the reference rate reform id certain criteria are met.  The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform.  The optional expedients for contract modifications should be applied consistently for all contracts or transactions within the relevant Codification Topic or Subtopic or Industry Subtopic that contains the related guidance.  The optional expedients for hedging relationships can be elected on an individual hedging relationship basis.  As the guidance in ASU 2020-04 is intended to assist entity’s during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through

December 31, 2022.  On January 7, 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” to clarify the scope of the reference rate reform guidance in FASB ASC Topic 848.  ASU 2021-01 refines the scope of FASB ASC Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The amendments in ASU 2021-01 also amend the expedients and exceptions in FASB ASC Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments of ASU 2021-01 were effective immediately when issued.  Entities may choose to apply the amendments of ASU 2021-01 retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.  If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date that the entity applies the election.  Management is currently evaluating the impact to Trustmark as a result of the potential discontinuance of LIBOR, and a determination cannot be made at this time as to the impact the amendments of ASU 2020-04 and ASU 2021-01 or the reference rate reform will have on its consolidated financial statements.

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

ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.”  Issued in August 2018, the amendments in this ASU remove disclosure requirements in FASB ASC Topic 820 related to (1) the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for non-public entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU also modifies disclosure requirements such that (1) in place of a rollforward for Level 3 fair value measurements, a non-public entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date that restrictions from redemption might lapse, only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) it is clear that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  Additionally, this ASU adds disclosure requirements for public entities about (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The amendments of ASU 2018-13 became effective for Trustmark on January 1, 2020. Adoption of ASU 2018-13 did not have a material impact on Trustmark’s consolidated financial statements.  Disclosures required by FASB ASC Topic 820 are presented in Note 19 – Fair Value, of this report.

ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  Issued in January 2017, ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  In computing the implied fair value of goodwill under Step 2, an entity, prior to the amendments in ASU 2017-04, had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, in accordance with the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  However, under the amendments in ASU 2017-04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  ASU 2017-04 became effective for Trustmark on January 1, 2020.  Based on Trustmark’s annual goodwill impairment test performed as of October 1, 2020, the fair value of its reporting units exceeded the carrying value and, therefore, the related goodwill was not impaired.

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

As a result of adopting the amendments of ASU 2016-13, Trustmark recorded a decrease to its ACL, LHFI of $3.0 million and an increase to its ACL on off-balance sheet credit exposures of $29.6 million resulting in a one-time cumulative effect adjustment through retained earnings of $26.6 million ($19.9 million, net of tax) at the date of adoption.  This adjustment included a qualitative adjustment to the allowance for credit losses related to loans and an allowance on off-balance sheet credit exposures.  Trustmark estimates losses over an approximate one-year forecast period using Moody’s baseline economic forecasts, and then reverts to longer term historical loss experience over a one-year period.

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

Disclosures required by the amendments ASU 2016-13 are presented in Note 3 – Securities Available for Sale and Held to Maturity, Note 4 – LHFI and Allowance for Credit Losses, LHFI and Note 17 – Commitments and Contingencies-Lending Related of this report.

Pending Accounting Pronouncements

ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”  Issued in December 2019, ASU 2019-12 seeks to simplify the accounting for income taxes by removing certain exceptions to the general principles in FASB ASC Topic 740.  In particular, the amendments of ASU 2019-12 remove the exceptions to (1) the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (e.g., discontinued operations or other comprehensive income); (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.  The amendments of ASU 2019-12 (1) require that an entity recognize a franchise tax (or similar tax), that is partially based on income, in accordance with FASB ASC Topic 740 and account for any incremental amount incurred as a non-income-based tax; (2) require that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should instead be considered a separate transaction; (3) specify that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, but rather may elect to do so for a legal entity that is both not subject to tax and disregarded by the taxing authority; and (4) require that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  Trustmark adopted the amendments of ASU 2019-12 effective January 1, 2021.  Adoption of ASU 2019-12 did not have a material impact to Trustmark’s consolidated financial statements.

ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.”  Issued in August 2018, ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The amendments in ASU 2018-14 remove certain disclosure requirements that are no longer considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant.  Trustmark adopted the amendments of ASU 2018-14 effective January 1, 2021.  Trustmark will include the revised disclosures in its Annual Report on Form 10-K for the year ending December 31, 2021.  Changes to the disclosures related to the defined benefit plans as a result of adopting ASU 2018-14 will not have a material impact to Trustmark’s consolidated financial statements.

Note 2 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits.  Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirements for all depository institutions, in order to provide liquidity in the banking system to support lending to households and businesses due to the COVID-19 pandemic. The average amounts of those reserves for the years ended December 31, 2020 and 2019 were $19.0 million and $122.4 million, respectively.

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2020 and 2019 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Government agency obligations	$18,378	$144	$(481)	$18,041	$—	$—	$—	$—
Obligations of states and political subdivisions	5,198	637	—	5,835	26,584	258	(3)	26,839
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	55,193	1,672	(3)	56,862	7,598	382	—	7,980
Issued by FNMA and FHLMC	1,421,861	20,768	(1,308)	1,441,321	67,944	2,397	—	70,341
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	409,883	9,600	(46)	419,437	360,361	19,678	(55)	379,984
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,260	1,068	(9)	50,319	75,585	2,386	—	77,971
Total	$1,959,773	$33,889	$(1,847)	$1,991,815	$538,072	$25,101	$(58)	$563,115

December 31, 2019
U.S. Government agency obligations	$22,965	$69	$(707)	$22,327	$3,781	$220	$—	$4,001
Obligations of states and political subdivisions	24,952	513	—	25,465	31,781	434	(53)	32,162
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	69,196	425	(369)	69,252	10,820	266	(10)	11,076
Issued by FNMA and FHLMC	714,350	2,171	(3,165)	713,356	96,631	286	(370)	96,547
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	656,162	3,777	(1,713)	658,226	485,324	7,026	(656)	491,694
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	113,359	625	(206)	113,778	109,762	1,042	(82)	110,722
Total	$1,600,984	$7,580	$(6,160)	$1,602,404	$738,099	$9,274	$(1,171)	$746,202

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At December 31, 2020 and 2019, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $8.9 million ($6.7 million, net of tax) and $12.1 million ($9.1 million, net of tax), respectively.

ACL on Securities

Securities Available for Sale

Quarterly, Trustmark evaluates if any security has a fair value less than its amortized cost.  Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Trustmark performs further analysis.  If Trustmark determines that a credit loss exists, the credit portion of the allowance is measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark records will be limited to the amount by which the amortized cost exceeds the fair value.  The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s.

At December 31, 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale.  At December 31, 2020, accrued interest receivable totaled $4.0 million for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At December 31, 2020, the potential credit loss exposure for Trustmark’s securities held to maturity was $26.6 million and consisted of municipal securities.  After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at December 31, 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity.  At December 31, 2020, accrued interest receivable totaled $1.2 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At December 31, 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments.  Trustmark had no securities held to maturity classified as nonaccrual at December 31, 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings.  The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at December 31, 2020 ($ in thousands):

December 31, 2020
Aaa	$511,488
Aa1 to Aa3	22,528
Not Rated (1)	4,056
Total	$538,072
(1)	Not rated securities primarily consist of Mississippi municipal general obligations.

The table below includes securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at December 31, 2020 and 2019 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency obligations	$—	$—	$11,167	$(481)	$11,167	$(481)
Obligations of states and political subdivisions	—	—	667	(3)	667	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,636	(3)	—	—	1,636	(3)
Issued by FNMA and FHLMC	324,905	(1,308)	—	—	324,905	(1,308)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,398	(101)	—	—	29,398	(101)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	659	(9)	659	(9)
Total	$355,939	$(1,412)	$12,493	$(493)	$368,432	$(1,905)

December 31, 2019
U.S. Government agency obligations	$6,585	$(105)	$12,886	$(602)	$19,471	$(707)
Obligations of states and political subdivisions	—	—	6,216	(53)	6,216	(53)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	23,544	(107)	18,529	(272)	42,073	(379)
Issued by FNMA and FHLMC	112,879	(230)	278,120	(3,305)	390,999	(3,535)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	158,341	(738)	151,271	(1,631)	309,612	(2,369)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,312	(167)	14,155	(121)	65,467	(288)
Total	$352,661	$(1,347)	$481,177	$(5,984)	$833,838	$(7,331)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  Prior to the adoption of FASB ASU 2016-13, Trustmark did not consider these investments to be other-than-temporarily impaired at December 31, 2019. There were no other-than-temporary impairments for the years ended December 31, 2019 and 2018.

Security Gains and Losses

For the years ended December 31, 2020, 2019 and 2018, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $1.964 billion and $1.770 billion at December 31, 2020 and 2019, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both December 31, 2020 and 2019, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2020, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,570	$1,604	$19,237	$19,374
Due after one year through five years	1,527	1,570	7,347	7,465
Due after five years through ten years	2,031	1,989	—	—
Due after ten years	18,448	18,713	—	—
	23,576	23,876	26,584	26,839
Mortgage-backed securities	1,936,197	1,967,939	511,488	536,276
Total	$1,959,773	$1,991,815	$538,072	$563,115

Note 4 – LHFI and Allowance for Credit Losses, LHFI

Trustmark adopted FASB ASC Topic 326 in accordance with the amendments of FASB ASU 2016-13 on January 1, 2020.  In accordance with FASB ASC Subtopic 326-20, Trustmark has developed an ACL methodology effective January 1, 2020, which replaces its previous allowance for loan losses methodology.  See the section captioned “ACL, LHFI” within this note for additional information regarding Trustmark’s ACL.  Trustmark adopted FASB ASC Topic 326 using the modified retrospective approach prescribed by the amendments of ASU 2016-13; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

At December 31, 2020 and 2019, LHFI consisted of the following ($ in thousands):

	December 31,
	2020	2019
Loans secured by real estate:
Construction, land development and other land (1)	$514,056	$1,162,791
Other secured by 1-4 family residential properties (1)	524,732	1,855,913
Secured by nonfarm, nonresidential properties	2,709,026	2,475,245
Other real estate secured	1,065,964	724,480
Other loans secured by real estate: (1)
Other construction	794,983	—
Secured by 1-4 family residential properties	1,216,400	—
Commercial and industrial loans	1,309,078	1,477,896
Consumer loans	164,386	175,738
State and other political subdivision loans	1,000,776	967,944
Other commercial loans (1)	525,123	495,621
LHFI	9,824,524	9,335,628
Less ACL	117,306	84,277
Net LHFI	$9,707,218	$9,251,351

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

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI.  At December 31, 2020, accrued interest receivable for LHFI totaled $33.0 million with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At December 31, 2020, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2020 and 2019, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $37.7 million and $35.5 million, respectively.  During 2020, $470.4 million of new loan advances were made, while repayments were $468.2 million.  There were no increases in loans due to changes in executive officers and directors.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2020.

The following table provides the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest as of December 31, 2020 ($ in thousands):

	December 31, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$5,756	$5,985	$—
Other secured by 1-4 family residential properties	1,895	4,487	79
Secured by nonfarm, nonresidential properties	12,037	15,197	—
Other real estate secured	60	185	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	11,807	1,257
Commercial and industrial loans	12,665	15,618	—
Consumer loans	—	86	240
State and other political subdivision loans	—	3,970	—
Other commercial loans	—	5,793	—
Total	$32,413	$63,128	$1,576

The following table provides an aging analysis of the amortized cost basis of past due LHFI at December 31, 2020 ($ in thousands):

	December 31, 2020
	Past Due
			90 Days	Total Past	Current
	30-59 Days	60-89 Days	or More	Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$339	$34	$161	$534	$513,522	$514,056
Other secured by 1-4 family residential properties	1,505	523	896	2,924	521,808	524,732
Secured by nonfarm, nonresidential properties	920	—	972	1,892	2,707,134	2,709,026
Other real estate secured	103	101	107	311	1,065,653	1,065,964
Other loans secured by real estate:
Other construction	—	—	—	—	794,983	794,983
Secured by 1-4 family residential properties	3,291	1,289	5,110	9,690	1,206,710	1,216,400
Commercial and industrial loans	271	196	1,543	2,010	1,307,068	1,309,078
Consumer loans	926	190	240	1,356	163,030	164,386
State and other political subdivision loans	117	—	177	294	1,000,482	1,000,776
Other commercial loans	2,143	2,971	346	5,460	519,663	525,123
Total	$9,615	$5,304	$9,552	$24,471	$9,800,053	$9,824,524

The following table provides an aging analysis of past due and nonaccrual LHFI by loan class at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due
			90 Days			Current
	30-59 Days	60-89 Days	or More (1)	Total	Nonaccrual	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$380	$256	$—	$636	$897	$1,161,258	$1,162,791
Secured by 1-4 family residential properties	5,254	940	211	6,405	16,810	1,832,698	1,855,913
Secured by nonfarm, nonresidential properties	1,698	—	—	1,698	7,700	2,465,847	2,475,245
Other real estate secured	8	—	—	8	1,032	723,440	724,480
Commercial and industrial loans	617	12	39	668	21,775	1,455,453	1,477,896
Consumer loans	2,208	380	392	2,980	108	172,650	175,738
State and other political subdivision loans	76	—	—	76	4,079	963,789	967,944
Other loans	152	4	—	156	825	494,640	495,621
Total	$10,393	$1,592	$642	$12,627	$53,226	$9,269,775	$9,335,628

(1)	Past due 90 days or more but still accruing interest.

Impaired LHFI

Prior to the adoption of FASB ASC Topic 326, Trustmark’s individually evaluated impaired LHFI include all commercial nonaccrual relationships of $500 thousand or more, which were specifically reviewed for impairment and deemed impaired, and all LHFI classified as TDRs in accordance with FASB ASC Subtopic 310-10-50-20, “Impaired Loans.” Once a LHFI was deemed to be impaired, the full difference between the book value and the most likely estimate of the collateral’s net realizable value was charged off or a specific reserve was established.

No material interest income was recognized in the accompanying consolidated statements of income on impaired LHFI for each of the years ended December 31, 2019 and 2018.

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

Troubled Debt Restructurings

At December 31, 2020, 2019 and 2018, LHFI classified as TDRs totaled $25.8 million, $31.5 million and $28.2 million, respectively, At December 31, 2020, LHFI classified as TDRs were primarily comprised of credits with interest-only payments for an extended period of time, payment concessions and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $17.7 million.  At December 31, 2019 and 2018, LHFI classified as TDRs were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $20.8 million and $23.8 million, respectively.  The remaining TDRs at December 31, 2020, 2019 and 2018 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $4.5 million of unused commitments on TDRs at December 31, 2020, compared to $7.0 million of unused commitments on TDRs at December 31, 2019 and $4.4 million of unused commitments on TDRs at December 31, 2018.

At December 31, 2020, TDRs had a related ACL of $2.4 million, compared to related loan loss allowance of $3.2 million at December 31, 2019 and $2.3 million at December 31, 2018.  Specific charge-offs related to TDRs totaled $2.3 million, $1.6 million and $18.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following tables illustrate the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Year Ended December 31, 2020
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	13	$923	$929
Secured by nonfarm, nonresidential properties	2	1,111	1,111
Commercial and industrial loans	4	1,665	1,664
Consumer loans	6	26	26
State and other political subdivision loans	2	3,902	3,872
Total	27	$7,627	$7,602

	Year Ended December 31, 2019
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Secured by 1-4 family residential properties	19	$1,742	$1,738
Secured by nonfarm, nonresidential properties	1	5,055	5,055
Commercial and industrial loans	8	9,167	9,054
Consumer loans	2	30	30
Total	30	$15,994	$15,877

	Year Ended December 31, 2018
Modifications Classified as TDRs	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$22	$22
Secured by 1-4 family residential properties	23	2,102	1,660
Secured by nonfarm, nonresidential properties	2	1,780	1,780
Commercial and industrial loans	23	26,970	25,862
Consumer loans	3	4	4
Total	52	$30,878	$29,328

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Years Ended December 31,
	2020		2019		2018
TDRs that Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	—	$—	1	$22
Other secured by 1-4 family residential properties	2	78	3	446	5	734
Secured by nonfarm, nonresidential properties	1	139	—	—	—	—
Commercial and industrial loans	1	82	7	192	6	15,178
Consumer loans	—	—	1	27	1	1
Total	4	$299	11	$665	13	$15,935

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

The following tables detail LHFI classified as TDRs by loan class at December 31, 2020, 2019 and 2018 ($ in thousands):

	December 31, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$12	$12
Other secured by 1-4 family residential properties	—	3,699	3,699
Secured by nonfarm, nonresidential properties	—	3,903	3,903
Commercial and industrial loans	1,500	12,749	14,249
Consumer loans	6	17	23
State and other political subdivision loans	—	3,793	3,793
Other commercial loans	—	81	81
Total TDRs	$1,506	$24,254	$25,760

	December 31, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$15	$15
Secured by 1-4 family residential properties	77	3,865	3,942
Secured by nonfarm, nonresidential properties	—	5,176	5,176
Commercial and industrial loans	3,319	18,913	22,232
Consumer loans	—	21	21
Other loans	—	137	137
Total TDRs	$3,396	$28,127	$31,523

	December 31, 2018
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$24	$24
Secured by 1-4 family residential properties	743	3,125	3,868
Secured by nonfarm, nonresidential properties	1,734	395	2,129
Commercial and industrial loans	9,007	12,620	21,627
Consumer loans	—	2	2
Other loans	—	540	540
Total TDRs	$11,484	$16,706	$28,190

On March 27, 2020, the CARES Act, a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs.  Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40.  These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  Trustmark modified 2,923 individual loans with aggregate principal balances totaling $1.271 billion through December 31, 2020.  Of these modifications, $972 thousand were treated as TDRs.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.  At December 31, 2020, the balance of loans remaining under some type of concession totaled $34.2 million.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of December 31, 2020 ($ in thousands):

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,756	$—	$—	$—	$—	$5,756
Other secured by 1-4 family residential properties	454	—	—	—	—	454
Secured by nonfarm, nonresidential properties	12,037	—	—	—	—	12,037
Other real estate secured	60	—	—	—	—	60
Other loans secured by real estate:
Other construction	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,441	—	—	—	—	1,441
Commercial and industrial loans	86	425	4,899	135	8,531	14,076
Consumer loans	—	—	—	—	—	—
State and other political subdivision loans	3,970	—	—	—	—	3,970
Other commercial loans	606	—	1,958	—	3,051	5,615
Total	$24,410	$425	$6,857	$135	$11,582	$43,409

A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The following provides a qualitative description by class of loan of the collateral that secures Trustmark’s collateral-dependent LHFI:

•

Loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. One loan relationship experienced a decline in fair value due to general deterioration during the fourth quarter of 2020 to the collateral that secures the relationship.  There have been no other significant changes to the collateral that secures these financial assets during the period.

•

Other loans secured by real estate – Loans within these loan classes are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

•

Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on the most recent analysis performed ($ in thousands):

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$287,218	$62,078	$26,401	$4,487	$3,274	$3,564	$28,548	$415,570
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	5,419	4,363	1,226	12	494	22	101	11,637
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	292,637	66,441	27,627	4,499	3,768	3,628	28,649	427,249

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$35,139	$19,596	$15,399	$9,605	$10,273	$4,786	$8,486	$103,284
Special Mention - RR 7	255	—	50	—	—	—	—	305
Substandard - RR 8	1,155	8	914	341	302	337	3,950	7,007
Doubtful - RR 9	29	—	—	—	—	—	—	29
Total	36,578	19,604	16,363	9,946	10,575	5,123	12,436	110,625

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$697,439	$496,476	$442,264	$293,072	$254,747	$251,219	$96,098	$2,531,315
Special Mention - RR 7	13,452	6,139	2,956	4,466	4,957	20,545	—	52,515
Substandard - RR 8	19,119	20,572	4,516	12,956	38,956	25,438	2,779	124,336
Doubtful - RR 9	52	163	—	—	217	306	—	738
Total	730,062	523,350	449,736	310,494	298,877	297,508	98,877	2,708,904

Other real estate secured:
Pass - RR 1 through RR 6	$146,803	$376,765	$347,472	$48,626	$89,824	$23,680	$12,116	$1,045,286
Special Mention - RR 7	—	—	—	—	—	841	—	841
Substandard - RR 8	18,649	14	18	—	556	122	—	19,359
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	165,452	376,779	347,490	48,626	90,380	24,643	12,116	1,065,486

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$262,544	$425,936	$81,476	$14,074	$2,464	$—	$7,735	$794,229
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	754	—	—	—	—	—	—	754
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	263,298	425,936	81,476	14,074	2,464	—	7,735	794,983

Commercial and industrial loans:
Pass - RR 1 through RR 6	$444,304	$165,163	$77,611	$77,985	$59,131	$43,214	$372,486	$1,239,894
Special Mention - RR 7	677	45	—	—	—	—	240	962
Substandard - RR 8	12,090	1,814	9,737	3,735	2,160	5,024	33,380	67,940
Doubtful - RR 9	151	95	—	—	32	4	—	282
Total	457,222	167,117	87,348	81,720	61,323	48,242	406,106	1,309,078

State and other political subdivision loans:
Pass - RR 1 through RR 6	$250,363	$79,595	$41,334	$113,817	$132,634	$372,831	$1,446	$992,020
Special Mention - RR 7	—	—	—	—	—	4,018	—	4,018
Substandard - RR 8	—	—	—	247	—	4,491	—	4,738
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	250,363	79,595	41,334	114,064	132,634	381,340	1,446	1,000,776

Other commercial loans:
Pass - RR 1 through RR 6	$101,230	$70,990	$20,769	$9,723	$33,481	$30,715	$225,533	$492,441
Special Mention - RR 7	7,500	—	—	—	—	—	11,333	18,833
Substandard - RR 8	381	2,099	683	6	707	—	9,948	13,824
Doubtful - RR 9	2	—	—	—	—	23	—	25
Total	109,113	73,089	21,452	9,729	34,188	30,738	246,814	525,123

Total commercial LHFI	$2,304,725	$1,731,911	$1,072,826	$593,152	$634,209	$791,222	$814,179	$7,942,224

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$47,336	$24,174	$8,496	$2,036	$1,447	$2,868	$—	$86,357
Past due 30-89 days	—	318	20	—	1	12	—	351
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	99	—	99
Total	47,336	24,492	8,516	2,036	1,448	2,979	—	86,807

Other secured by 1-4 family residential properties:
Current	$20,864	$10,253	$12,037	$4,177	$2,082	$11,124	$348,830	$409,367
Past due 30-89 days	93	12	—	13	—	133	1,058	1,309
Past due 90 days or more	—	—	—	—	—	30	22	52
Nonaccrual	6	44	121	428	—	382	2,398	3,379
Total	20,963	10,309	12,158	4,618	2,082	11,669	352,308	414,107

Secured by nonfarm, nonresidential properties:
Current	$109	$—	$—	$4	$—	$9	$—	$122
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	109	—	—	4	—	9	—	122

Other real estate secured:
Current	$107	$—	$38	$37	$96	$200	$—	$478
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	107	—	38	37	96	200	—	478

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$289,521	$214,056	$173,324	$92,564	$109,031	$321,250	$—	$1,199,746
Past due 30-89 days	499	93	753	366	1,080	799	—	3,590
Past due 90 days or more	159	214	208	127	—	549	—	1,257
Nonaccrual	283	711	2,024	682	239	7,868	—	11,807
Total	290,462	215,074	176,309	93,739	110,350	330,466	—	1,216,400

Consumer loans:
Current	$65,370	$25,303	$13,140	$3,893	$1,257	$345	$53,669	$162,977
Past due 30-89 days	524	158	67	19	7	3	305	1,083
Past due 90 days or more	77	—	4	—	—	—	159	240
Nonaccrual	12	4	55	13	2	—	—	86
Total	65,983	25,465	13,266	3,925	1,266	348	54,133	164,386

Total consumer LHFI	$424,960	$275,340	$210,287	$104,359	$115,242	$345,671	$406,441	$1,882,300

Total LHFI	$2,729,685	$2,007,251	$1,283,113	$697,511	$749,451	$1,136,893	$1,220,620	$9,824,524

The tables below present LHFI by loan class and credit quality indicator at December 31, 2019 ($ in thousands):

	December 31, 2019
	Commercial LHFI
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$1,075,146	$—	$15,726	$42	$1,090,914
Secured by 1-4 family residential properties	116,592	45	6,355	41	123,033
Secured by nonfarm, nonresidential properties	2,430,761	—	44,001	328	2,475,090
Other real estate secured	721,238	—	2,547	—	723,785
Commercial and industrial loans	1,407,837	909	68,262	888	1,477,896
Consumer loans	—	—	—	—	—
State and other political subdivision loans	957,948	4,650	5,346	—	967,944
Other loans	469,095	3,445	16,926	30	489,496
Total	$7,178,617	$9,049	$159,163	$1,329	$7,348,158

	Consumer LHFI
		Past Due	Past Due
	Current	30-89 Days	90 Days or More	Nonaccrual	Subtotal	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$71,413	$332	$—	$132	$71,877	$1,162,791
Secured by 1-4 family residential properties	1,710,930	5,922	211	15,817	1,732,880	1,855,913
Secured by nonfarm, nonresidential properties	155	—	—	—	155	2,475,245
Other real estate secured	695	—	—	—	695	724,480
Commercial and industrial loans	—	—	—	—	—	1,477,896
Consumer loans	172,649	2,588	393	108	175,738	175,738
State and other political subdivision loans	—	—	—	—	—	967,944
Other loans	6,125	—	—	—	6,125	495,621
Total	$1,961,967	$8,842	$604	$16,057	$1,987,470	$9,335,628

Past Due LHFS

LHFS past due 90 days or more totaled $119.4 million and $41.6 million at December 31, 2020 and 2019, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2020 or 2019.

ACL, LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20 as well as regulatory guidance from its primary regulator.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL for LHFI is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.

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

The commercial and industrial LHFI portfolio segment includes loans within Trustmark’s geographic markets made to many types of businesses for various purposes, such as short term working capital loans that are usually secured by accounts receivable and inventory and term financing for equipment and fixed asset purchases that are secured by those assets.  Trustmark’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

The consumer LHFI portfolio segment is comprised of loans which are underwritten after evaluating a borrower’s repayment capacity, credit and collateral.  Several factors are considered when assessing a borrower’s capacity to repay the obligation, including the borrower’s employment, income, current debt and assets.  Credit is assessed using a credit report that provides credit scores and the borrower’s current and past information about their credit history.  Property appraisals are obtained to assist in evaluating collateral.  Loan-to-value and debt-to-income ratios, loan amount and lien position are also considered in assessing whether to originate a loan.  These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools.  To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.  The econometric models in production today reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD.  However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting have changed rapidly.  At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2017.  During this period, a traditional, albeit severe, economic recession occurred.  Thus, econometric models are sensitive to similar future levels of PD.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate.  The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects related to the COVID-19 pandemic, causing an overall decrease in quantitative reserve levels.

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

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology, e.g., natural disasters, changes in legislation, impacts due to technology and pandemics.  During the third quarter of 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled probability of default (the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals, and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve.  The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings, thus a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve.  During the fourth quarter due to unforeseen pandemic conditions that varied from Management’s expectations during the third quarter, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic.  In an effort to ensure the External Factor-Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature.  To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (RR 1-4).  In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits.  Loans rated acceptable with risk (RR 5) or watch (RR 6) received the additional reserves based on the average of the macroeconomic conditions and weighted- average of the commercial loan portfolio loss rate while the loans rated special mention and substandard received additional reserves based on the weighted-average described above.

The following table disaggregates the ACL and the amortized cost basis of the loans by the measurement methodology used at December 31, 2020 ($ in thousands):

	Year Ended December 31, 2020
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$6,854	$6,854	$5,756	508,300	$514,056
Other secured by 1-4 family residential properties	—	9,928	9,928	454	524,278	524,732
Secured by nonfarm, nonresidential properties	—	48,523	48,523	12,037	2,696,989	2,709,026
Other real estate secured	—	7,382	7,382	60	1,065,904	1,065,964
Other loans secured by real estate:
Other construction	—	8,158	8,158	—	794,983	794,983
Secured by 1-4 family residential properties	—	5,143	5,143	1,441	1,214,959	1,216,400
Commercial and industrial loans	579	14,272	14,851	14,076	1,295,002	1,309,078
Consumer loans	—	5,838	5,838	—	164,386	164,386
State and other political subdivision loans	1,700	1,490	3,190	3,970	996,806	1,000,776
Other commercial loans	2,100	5,339	7,439	5,615	519,508	525,123
Total	$4,379	$112,927	$117,306	$43,409	$9,781,115	$9,824,524

The following table disaggregates the allowance for loan losses and LHFI balances by the impairment evaluation methodology used at December 31, 2019 ($ in thousands):

	December 31, 2019
	Allowance for Loan Losses			LHFI
	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Loans secured by real estate:
Construction, land development and other land	$—	$8,260	$8,260	$626	$1,162,165	$1,162,791
Secured by 1-4 family residential properties	35	8,897	8,932	5,464	1,850,449	1,855,913
Secured by nonfarm, nonresidential properties	2,355	23,803	26,158	6,717	2,468,528	2,475,245
Other real estate secured	—	4,024	4,024	68	724,412	724,480
Commercial and industrial loans	707	25,285	25,992	23,458	1,454,438	1,477,896
Consumer loans	—	3,379	3,379	21	175,717	175,738
State and other political subdivision loans	1,809	420	2,229	4,079	963,865	967,944
Other loans	553	4,750	5,303	784	494,837	495,621
Total	$5,459	$78,818	$84,277	$41,217	$9,294,411	$9,335,628

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$84,277	$79,290	$76,733
FASB ASU 2016-13 adoption adjustments:
LHFI	(3,039)	—	—
Allowance for loan losses, acquired loans transfer	815	—	—
Acquired loans ACL adjustment	1,007	—	—
Transfers (1)	—	—	1,554
Loans charged-off	(11,475)	(14,481)	(29,489)
Recoveries	9,608	8,671	12,499
Net (charge-offs) recoveries	(1,867)	(5,810)	(16,990)
PCL	36,113	10,797	17,993
Balance at end of period	$117,306	$84,277	$79,290

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were transferred from acquired impaired loans to LHFI during 2018.

The following table details changes in the ACL by loan class for the year ended December 31, 2020 ($ in thousands):

	2020
	Balance	FASB ASU 2016-13				Balance
	January 1,	Adoption Adjustment	Charge-offs	Recoveries	PCL	December 31,
Loans secured by real estate:
Construction, land development and other land	$6,371	$(188)	$(12)	$716	$(33)	$6,854
Other secured by 1-4 family residential properties	5,888	4,188	(117)	378	(409)	9,928
Secured by nonfarm, nonresidential properties	26,158	(8,179)	(3,777)	546	33,775	48,523
Other real estate secured	4,024	(765)	(8)	68	4,063	7,382
Other loans secured by real estate:
Other construction	1,889	3,202	—	208	2,859	8,158
Secured by 1-4 family residential properties	3,044	2,891	(43)	203	(952)	5,143
Commercial and industrial loans	25,992	(8,964)	(1,557)	1,736	(2,356)	14,851
Consumer loans	3,379	2,059	(2,039)	1,824	615	5,838
State and other political subdivision loans	2,229	2,455	—	—	(1,494)	3,190
Other commercial loans	5,303	2,084	(3,922)	3,929	45	7,439
Total	$84,277	$(1,217)	$(11,475)	$9,608	$36,113	$117,306

The increases in the PCL for nonfarm, nonresidential properties, other real estate secured loans, other construction loans and consumer loans for the year ended December 31, 2020 were primarily due to the negative impact of COVID-19.

The PCL for the commercial and industrial loan portfolio decreased $2.4 million during the year ended December 31, 2020 primarily due to loans that had been specifically reserved for being charged down, upgrades on loans from substandard to pass, paydowns as well as a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.  The decrease in the PCL for state and other political subdivision loans of $1.5 million was primarily due to a decrease in reserves based on routine updates to the qualitative portion of the allowance calculation.

The following table details changes in the allowance for loan losses, LHFI by loan class for the year ended December 31, 2019 ($ in thousands):

	2019
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

At  December 31, 2019, acquired loans consisted of the following ($ in thousands):

December 31, 2019
Loans secured by real estate:
Construction, land development and other land	$4,771
Secured by 1-4 family residential properties	17,525
Secured by nonfarm, nonresidential properties	38,206
Other real estate secured	3,946
Commercial and industrial loans	5,035
Consumer loans	520
Other loans	2,598
Acquired loans	72,601
Less allowance for loan losses, acquired loans	815
Net acquired loans	$71,786

The following table presents changes in the net carrying value of the acquired loans for the periods presented ($ in thousands):

	Acquired Impaired	Acquired Not ASC 310-30 (1)
Carrying value, net at January 1, 2019	$102,890	$2,811
Transfers (2)	—	(2,926)
Accretion to interest income	5,532	115
Payments received, net	(37,230)	—
Other (3)	178	—
Change in allowance for loan losses, acquired loans	416	—
Carrying value, net at December 31, 2019	71,786	—
FASB ASU 2016-13 adoption adjustment	(71,786)	—
Carrying value, net at December 31, 2020	$—	$—

(1)	“Acquired Not ASC 310-30” loans consist of loans that are not in scope for FASB ASC Subtopic 310-30.
(2)	“Acquired Not ASC 310-30” loans transferred to LHFI due to the discount on these loans being fully amortized.
(3)	Includes miscellaneous timing adjustments as well as acquired loan terminations through foreclosure, charge-off and other terminations.

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

	Years Ended December 31,
	2020	2019	2018
Accretable yield at beginning of period	$(14,816)	$(17,722)	$(31,426)
FASB ASU 2016-13 adoption adjustment	14,816	—	—
Accretion to interest income	—	5,532	9,514
Disposals, net	—	2,072	3,926
Transfers (1)	—	—	5,874
Reclassification from nonaccretable difference (2)	—	(4,698)	(5,610)
Accretable yield at end of period	$—	$(14,816)	$(17,722)

(1)	During 2018, Trustmark transferred the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions from acquired impaired loans to LHFI.
(2)	Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following table presents the components of the allowance for loan losses on acquired impaired loans for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$815	$1,231	$4,079
FASB ASU 2016-13 adoption adjustment	(815)	—	—
Transfers (1)	—	—	(1,554)
Net (charge-offs) recoveries	—	(458)	(289)
Provision for loan losses, acquired loans	—	42	(1,005)
Balance at end of period	$—	$815	$1,231

(1)

The allowance for loan losses balance related to the remaining loans acquired in the Bay Bank, Heritage and Reliance acquisitions, which were transferred from acquired impaired loans to LHFI during 2018.

The table below presents the acquired loans by loan class and credit quality indicator at December 31, 2019 ($ in thousands):

	December 31, 2019
	Commercial Loans
	Pass -	Special Mention -	Substandard -	Doubtful -
	Categories 1-6	Category 7	Category 8	Category 9	Subtotal
Loans secured by real estate:
Construction, land development and other land	$4,022	$—	$192	$—	$4,214
Secured by 1-4 family residential properties	3,164	42	580	—	3,786
Secured by nonfarm, nonresidential properties	27,848	—	9,972	386	38,206
Other real estate secured	3,878	—	68	—	3,946
Commercial and industrial loans	3,419	—	—	1,616	5,035
Consumer loans	—	—	—	—	—
Other loans	2,591	—	7	—	2,598
Total acquired loans	$44,922	$42	$10,819	$2,002	$57,785

	Consumer Loans
		Past Due	Past Due			Total
	Current	30-89 Days	90 Days or More	Nonaccrual (1)	Subtotal	Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$463	$94	$—	$—	$557	$4,771
Secured by 1-4 family residential properties	12,843	615	281	—	13,739	17,525
Secured by nonfarm, nonresidential properties	—	—	—	—	—	38,206
Other real estate secured	—	—	—	—	—	3,946
Commercial and industrial loans	—	—	—	—	—	5,035
Consumer loans	489	31	—	—	520	520
Other loans	—	—	—	—	—	2,598
Total acquired loans	$13,795	$740	$281	$—	$14,816	$72,601

(1)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

The following table provides an aging analysis of contractually past due and nonaccrual acquired loans at December 31, 2019 ($ in thousands):

	December 31, 2019
	Past Due

	30-59 Days	60-89 Days	90 Days or More (1)	Total	Nonaccrual (2)	Current Loans	Total Acquired Loans
Loans secured by real estate:
Construction, land development and other land	$94	$—	$38	$132	$—	$4,639	$4,771
Secured by 1-4 family residential properties	696	131	366	1,193	—	16,332	17,525
Secured by nonfarm, nonresidential properties	36	—	851	887	—	37,319	38,206
Other real estate secured	1	—	52	53	—	3,893	3,946
Commercial and industrial loans	—	—	—	—	—	5,035	5,035
Consumer loans	16	15	—	31	—	489	520
Other loans	—	—	—	—	—	2,598	2,598
Total acquired loans	$843	$146	$1,307	$2,296	$—	$70,305	$72,601

(1)	Past due 90 days or more but still accruing interest.
(2)	Acquired loans not accounted for under FASB ASC Subtopic 310-30.

Note 6 – Premises and Equipment, Net

At December 31, 2020 and 2019, premises and equipment, net consisted of the following ($ in thousands):

	December 31,
	2020	2019
Land	$52,189	$52,454
Buildings and leasehold improvements	216,650	210,362
Furniture and equipment	180,976	174,257
Total cost of premises and equipment	449,815	437,073
Less accumulated depreciation and amortization	263,147	256,608
Premises and equipment, net	186,668	180,465
Finance lease right-of-use assets	7,471	9,326
Assets held for sale	139	—
Total premises and equipment, net	$194,278	$189,791

Assets held for sale consisted of one property at December 31, 2020 compared to none at December 31, 2019.  This property was transferred from premises and equipment, net to assets held for sale due to Trustmark’s intent to sell this property over the next twelve months as a result of its strategic initiatives.  Property valuation adjustments of $1.7 million were recognized and included in other expense for 2020 compared to none for 2019 and $173 thousand for 2018, respectively.

Depreciation and amortization of premises and equipment totaled $14.8 million in 2020, $15.7 million in 2019 and $14.3 million in 2018.

Note 7 – Mortgage Banking

Mortgage Servicing Rights

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019
Balance at beginning of period	$79,394	$95,596
Origination of servicing assets	29,805	16,711
Change in fair value:
Due to market changes	(26,147)	(21,078)
Due to runoff	(16,588)	(11,835)
Balance at end of period	$66,464	$79,394

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR.  An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At December 31, 2020, the fair value of the MSR included an assumed average prepayment speed of 15 CPR and an average discount rate of 9.53% compared to an assumed average prepayment speed of 11 CPR and an average discount rate of 10.03% at December 31, 2019.  In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates.  These fluctuations can be rapid and may continue to be significant.  Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2020, 2019 and 2018, Trustmark sold $2.532 billion, $1.404 billion and $1.092 billion, respectively, of residential mortgage loans.  Gain on sales of loans, net totaled $110.9 million in 2020, $30.3 million in 2019 and $21.8 million in 2018.  Trustmark receives annual servicing fee income approximating 0.31% of the outstanding balance of the underlying loans, which totaled $23.3 million in 2020, $22.6 million in 2019 and $21.9 million in 2018.  The gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income.  The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2020 and 2019 ($ in thousands):

	December 31,
	2020	2019
Federal National Mortgage Association	$4,629,670	$4,411,914
Government National Mortgage Association	2,960,760	2,652,782
Federal Home Loan Mortgage Corporation	50,459	73,134
Other	16,201	19,404
Total mortgage loans sold and serviced for others	$7,657,090	$7,157,234

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  The total mortgage loan servicing putback expenses were included in other expense.  At both December 31, 2020 and 2019, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 8 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2020 and 2019 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2019	$334,603	$45,024	$379,627
Adjustment during 2019	—	—	—
Balance as of December 31, 2019	334,603	45,024	379,627
Adjustment during 2020	—	5,643	5,643
Balance as of December 31, 2020	$334,603	$50,667	$385,270

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network.  The Insurance Segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services.  Trustmark performed goodwill impairment tests for the General Banking and Insurance Segments during 2020, 2019 and 2018.  Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance Segments exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2020 and 2019, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$84,580	$3,094	$87,674	$82,096	$5,578
Insurance intangibles	17,272	13,159	4,113	14,171	12,655	1,516
Banking charters	1,325	1,142	183	1,325	1,076	249
Total	$106,271	$98,881	$7,390	$103,170	$95,827	$7,343

Trustmark recorded $3.1 million of amortization of identifiable intangible assets in 2020, $4.1 million in 2019 and $5.2 million in 2018.  Trustmark estimates that amortization expense for identifiable intangible assets will be $2.3 million in 2021, $1.4 million in 2022, $673 thousand in 2023, $471 thousand in 2024 and $403 thousand in 2025.  Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired.  Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets.  There were no impairment losses on identifiable intangible assets recorded during 2020, 2019 or 2018.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets as of December 31, 2020 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$3,094	3.1
Insurance intangibles	4,113	17.0
Banking charters	183	2.7
Total	$7,390	10.8

Note 9 – Other Real Estate

At December 31, 2020, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of period	$29,248	$34,668	$43,228
Additions	635	8,598	12,115
Disposals	(16,446)	(11,474)	(19,802)
Write-downs	(1,786)	(2,544)	(873)
Balance at end of period	$11,651	$29,248	$34,668

Gains (losses), net on the sale of other real estate included in other real estate expense	$897	$(291)	$700

At December 31, 2020 and 2019, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2020	2019
Construction, land development and other land properties	$3,857	$11,482
1-4 family residential properties	1,349	3,453
Nonfarm, nonresidential properties	6,445	14,313
Other real estate properties	—	—
Total other real estate	$11,651	$29,248

At December 31, 2020 and 2019, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2020	2019
Alabama	$3,271	$8,133
Florida	—	5,877
Mississippi (1)	8,330	14,919
Tennessee (2)	50	319
Texas	—	—
Total other real estate	$11,651	$29,248

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2020 and 2019, the balance of other real estate included $1.3 million and $3.5 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2020 and 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $424 thousand and $953 thousand, respectively.

Note 10 – Leases

The table below details the components of net lease cost for the periods presented ($ in thousands):

	Year Ended December 31,
	2020	2019
Finance leases
Amortization of right-of-use assets	$1,856	$2,162
Interest on lease liabilities	254	307
Operating lease cost	5,188	5,183
Short-term lease cost	423	370
Variable lease cost	1,286	1,387
Sublease income	(335)	(331)
Net lease cost	$8,672	$9,078

The table below details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Year Ended December 31,
	2020	2019
Finance leases
Operating cash flows included in operating activities	$254	$307
Financing cash flows included in payments under finance lease obligations	1,715	1,964
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	4,988	5,092
Operating cash flows (liability reduction) included in other operating activities, net	3,856	5,404

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, for the periods presented ($ in thousands):

	Year Ended December 31,
	2020	2019
Finance lease right-of-use assets, net of accumulated depreciation	$7,471	$9,326
Finance lease liabilities	7,805	9,520
Operating lease right-of-use assets	30,901	31,182
Operating lease liabilities	32,290	32,354

Weighted-average lease term
Finance leases	8.53 years	8.62 years
Operating leases	8.65 years	9.05 years

Weighted-average discount rate
Finance leases	3.10%	3.01%
Operating leases	3.41%	3.51%

At December 31, 2020, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2021	$1,615	$4,714
2022	1,556	4,456
2023	871	4,342
2024	572	4,449
2025	584	4,464
Thereafter	3,868	15,040
Total minimum lease payments	9,066	37,465
Less imputed interest	(1,261)	(5,175)
Lease liabilities	$7,805	$32,290

Note 11 – Deposits

At December 31, 2020 and 2019, deposits consisted of the following ($ in thousands):

	December 31,
	2020	2019
Noninterest-bearing demand	$4,349,010	$2,891,215
Interest-bearing demand	3,646,246	3,125,914
Savings	4,647,610	3,590,509
Time	1,405,898	1,637,919
Total	$14,048,764	$11,245,557

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest-bearing demand	$9,985	$35,428	$18,479
Savings	13,481	19,462	17,980
Time	14,021	24,281	17,477
Total	$37,487	$79,171	$53,936

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $228.1 million and $285.7 million at December 31, 2020 and 2019, respectively.

The maturities of interest-bearing deposits at December 31, 2020, are as follows ($ in thousands):

2021	$1,152,489
2022	176,421
2023	46,750
2024	14,330
2025	12,738
Thereafter	3,170
Total time deposits	1,405,898
Interest-bearing deposits with no stated maturity	8,293,856
Total interest-bearing deposits	$9,699,754

Note 12 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements are secured by securities with a carrying amount of $156.1 million and $105.6 million at December 31, 2020 and 2019, respectively.  As of December 31, 2020, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2020 and 2019 ($ in thousands):

	December 31,
	2020	2019
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$115,357	$—
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	12,696	24,282
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	29,290
Total securities sold under repurchase agreements	$128,053	$53,572

Other Borrowings

At December 31, 2020 and 2019, other borrowings consisted of the following ($ in thousands):

	December 31,
	2020	2019
FHLB advances	$741	$811
Serviced GNMA loans eligible for repurchase	141,160	57,062
Finance lease liabilities	7,805	9,520
Other	18,546	18,003
Total other borrowings	$168,252	$85,396

FHLB Advances

At December 31, 2020, Trustmark had one outstanding short-term FHLB advance totaling $625 thousand with the FHLB of Atlanta, compared to none at December 31, 2019.  This advance was assumed through the BancTrust merger and had a fixed interest rate of 0.75%.  At December 31, 2020, this advance had a remaining maturity of 181 days.

Trustmark incurred $9 thousand of interest expense on short-term FHLB advances in 2020, compared to no interest expense in 2019 and $4.4 million of interest expense in 2018.

At December 31, 2020, Trustmark had one outstanding long-term FHLB advance totaling $116 thousand with the FHLB of Atlanta, compared to two outstanding long-term FHLB advances totaling $811 thousand at December 31, 2019. This advance was assumed through the BancTrust merger and had a fixed interest rate of 0.08%. At December 31, 2020, this advance had a remaining maturity of 5.71 years.  At December 31, 2019, the outstanding long-term advances had fixed interest rates of 0.08% and 0.75% with outstanding balances of $135 thousand and $676 thousand, respectively.  At December 31, 2019, the outstanding long-term advances had a weighted-average remaining maturity of 2.37 years with a weighted-average cost of 0.64% during 2019.  There was no fair market value adjustment associated with the BancTrust merger included in the FHLB advances at December 31, 2020 and 2019.  Trustmark’s FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

Trustmark incurred $8 thousand of interest expense on long-term FHLB advances in 2020, compared to $5 thousand of interest expense in 2019 and $6 thousand of interest expense in 2018.

At both December 31, 2020 and 2019, Trustmark had no outstanding FHLB advances with the FHLB of Dallas.

At December 31, 2020 and 2019, Trustmark had $2.725 billion and $3.178 billion, respectively, available in additional borrowing capacity from the FHLB of Dallas.

Subordinated Notes

During the fourth quarter of 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% Fixed-to-Floating Rate Subordinated Notes (the Notes) due December 1, 2030. The Notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses of $600 thousand. At December 31, 2020, the carrying amount of the Notes was $122.9 million. The Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. From the date of issuance until November 30, 2025, the Notes bear interest at a fixed rate of 3.625% per year, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning December 1, 2025, the Notes will bear interest at a floating rate per year equal to the Benchmark rate, which is the Three-Month Term Secured Overnight Financing Rate (SOFR), plus 338.7 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The Notes qualify as Tier 2 capital for Trustmark. The Notes may be redeemed at Trustmark’s option under certain circumstances. Trustmark intends to use the net proceeds for general corporate purposes.

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

At December 31, 2020 and 2019, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark.  Liabilities and shareholders’ equity for the Trust also totaled $61.9 million at December 31, 2020 and 2019, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark.  During 2020, net income for the Trust equaled $51 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $79 thousand during 2019 and $74 thousand during 2018.  Dividends issued to Trustmark by the Trust during 2020 totaled $51 thousand, compared to $79 thousand during 2019 and $74 thousand during 2018.

Note 13 – Revenue from Contracts with Customers

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019 (1)			Year Ended December 31, 2018 (1)
	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total	Topic 606	Not Topic 606 (2)	Total
General Banking Segment
Service charges on deposit accounts	$32,213	$—	$32,213	$42,509	$—	$42,509	$43,614	$—	$43,614
Bank card and other fees	27,398	3,594	30,992	27,973	3,706	31,679	26,904	1,897	28,801
Mortgage banking, net	—	125,822	125,822	—	29,822	29,822	—	34,674	34,674
Wealth management	254	—	254	379	—	379	296	—	296
Other, net	7,432	978	8,410	9,528	(161)	9,367	6,762	(217)	6,545
Total noninterest income	$67,297	$130,394	$197,691	$80,389	$33,367	$113,756	$77,576	$36,354	$113,930

Wealth Management Segment
Service charges on deposit accounts	$76	$—	$76	$94	$—	$94	$88	$—	$88
Bank card and other fees	30	—	30	57	—	57	104	—	104
Wealth management	31,371	—	31,371	30,300	—	30,300	30,042	—	30,042
Other, net	107	50	157	306	103	409	69	117	186
Total noninterest income	$31,584	$50	$31,634	$30,757	$103	$30,860	$30,303	$117	$30,420

Insurance Segment
Insurance commissions	$45,176	$—	$45,176	$42,396	$—	$42,396	$40,481	$—	$40,481
Other, net	92	—	92	33	—	33	5	—	5
Total noninterest income	$45,268	$—	$45,268	$42,429	$—	$42,429	$40,486	$—	$40,486

Consolidated
Service charges on deposit accounts	$32,289	$—	$32,289	$42,603	$—	$42,603	$43,702	$—	$43,702
Bank card and other fees	27,428	3,594	31,022	28,030	3,706	31,736	27,008	1,897	28,905
Mortgage banking, net	—	125,822	125,822	—	29,822	29,822	—	34,674	34,674
Insurance commissions	45,176	—	45,176	42,396	—	42,396	40,481	—	40,481
Wealth management	31,625	—	31,625	30,679	—	30,679	30,338	—	30,338
Other, net	7,631	1,028	8,659	9,867	(58)	9,809	6,836	(100)	6,736
Total noninterest income	$144,149	$130,444	$274,593	$153,575	$33,470	$187,045	$148,365	$36,471	$184,836

(1)

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

Note 14 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$40,118	$20,068	$4,532
State	9,439	7,145	5,997
Deferred
Federal	(15,840)	(3,104)	9,392
State	(3,960)	(776)	2,348
Income tax provision	$29,757	$23,333	$22,269

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Income tax computed at statutory tax rate	$39,854	$36,497	$36,089
Tax exempt interest	(4,284)	(4,951)	(4,533)
Nondeductible interest expense	247	564	416
State income taxes, net	7,457	5,645	4,738
Income tax credits, net	(9,375)	(13,473)	(15,404)
Death benefit gains	(91)	(123)	(268)
Other	(4,051)	(826)	1,231
Income tax provision	$29,757	$23,333	$22,269

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2020 and 2019, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Loan purchase accounting	$293	$845
Other real estate	2,049	5,845
Accumulated credit losses	39,073	21,774
Deferred compensation	17,465	16,498
Finance and operating lease liabilities	10,024	10,469
Realized built-in losses	10,681	11,431
Securities	2,233	3,028
Pension and other postretirement benefit plans	6,128	5,194
Interest on nonaccrual loans	1,034	942
Loans held for sale	2,754	481
Stock-based compensation	2,749	2,527
Loan fees	3,401	—
Other	10,294	8,309
Gross deferred tax asset	108,178	87,343

Deferred tax liabilities:
Goodwill and other identifiable intangibles	15,136	15,336
Premises and equipment	11,479	11,913
Finance and operating lease right-of-use assets	9,593	10,127
Mortgage servicing rights	7,108	11,002
Securities	9,712	2,115
Other	4,537	5,192
Gross deferred tax liability	57,565	55,685
Net deferred tax asset	$50,613	$31,658

The following table provides a summary of the changes during the 2020 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of period	$1,524	$1,249	$1,105
Change due to tax positions taken during the current year	353	279	282
Change due to tax positions taken during a prior year	79	134	56
Change due to the lapse of applicable statute of limitations during the current year	(175)	(138)	(194)
Change due to settlements with taxing authorities during the current year	—	—	—
Balance at end of period	$1,781	$1,524	$1,249

Accrued interest, net of federal benefit	$330	$271	$212

Unrecognized tax benefits that would impact the effective tax rate, if recognized	$1,420	$1,218	$988

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense.  With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2014 and earlier tax years.  Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Note 15 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plan

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan) to satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for the Continuing Plan for the periods presented ($ in thousands):

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$9,060	$9,179
Service cost	254	211
Interest cost	241	361
Actuarial (gain) loss	876	875
Benefits paid	(884)	(1,566)
Benefit obligation, end of year	$9,547	$9,060

Change in plan assets:
Fair value of plan assets, beginning of year	$3,443	$3,954
Actual return on plan assets	(87)	668
Employer contributions	401	387
Benefit payments	(884)	(1,566)
Fair value of plan assets, end of year	$2,873	$3,443

Funded status at end of year - net liability	$(6,674)	$(5,617)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$2,564	$1,893

	Years Ended December 31,
	2020	2019	2018
Net periodic benefit cost:
Service cost	$254	$211	$277
Interest cost	241	361	332
Expected return on plan assets	(154)	(202)	(227)
Recognized net loss due to lump sum settlements	119	312	161
Recognized net actuarial loss	326	373	571
Net periodic benefit cost	$786	$1,055	$1,114

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$671	$(277)	$(1,017)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,457	$778	$97

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	1.95%	2.84%	3.97%
Discount rate for net periodic benefit cost	2.84%	3.97%	3.32%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2020 and 2019.

	December 31,
	2020	2019
Money market fund	5.0%	2.0%
Exchange traded funds:
Equity securities	43.0%	46.0%
Fixed income	41.0%	41.0%
International	11.0%	11.0%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2020 and 2019 ($ in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market fund	$131	$131	$—	$—
Exchange traded funds:
Equity securities	1,242	1,242	—	—
Fixed income	1,182	1,182	—	—
International	318	318	—	—
Total assets at fair value	$2,873	$2,873	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market fund	$51	$51	$—	$—
Exchange traded funds:
Equity securities	1,592	1,592	—	—
Fixed income	1,417	1,417	—	—
International	383	383	—	—
Total assets at fair value	$3,443	$3,443	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2020.  The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations.  Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes.  The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31.  For the plan year ending December 31, 2020, Trustmark’s minimum required contribution to the Continuing Plan was $306 thousand; however, Trustmark contributed $563 thousand, $257 thousand in excess of the minimum required.  For the plan year ending December 31, 2021, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $327 thousand. Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2021 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2021	$1,437
2022	997
2023	1,466
2024	1,162
2025	569
2026 - 2030	2,511

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2021 include a net loss of $594 thousand.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$57,482	$53,257
Service cost	77	109
Interest cost	1,576	2,044
Actuarial (gain) loss	4,168	5,498
Benefits paid	(3,657)	(3,426)
Benefit obligation, end of year	$59,646	$57,482
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,657	3,426
Benefit payments	(3,657)	(3,426)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(59,646)	$(57,482)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$21,486	$18,275
Prior service cost	459	609
Amounts recognized	$21,945	$18,884

	Years Ended December 31,
	2020	2019	2018
Net periodic benefit cost:
Service cost	$77	$109	$116
Interest cost	1,576	2,044	1,865
Amortization of prior service cost	150	250	250
Recognized net actuarial loss	957	627	884
Net periodic benefit cost	$2,760	$3,030	$3,115

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$3,211	$4,872	$(4,111)
Amortization of prior service cost	(150)	(250)	(250)
Total recognized in other comprehensive income (loss)	$3,061	$4,622	$(4,361)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$5,821	$7,652	$(1,246)

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	1.95%	2.84%	3.97%
Discount rate for net periodic benefit cost	2.84%	3.97%	3.32%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2021	$3,893
2022	4,168
2023	4,033
2024	4,106
2025	3,774
2026 - 2030	17,296

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2021 include a loss of $1.2 million and prior service cost of $112 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan.  Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation.  Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment.  Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions.  Trustmark’s contributions to this plan were $9.2 million in 2020, $8.2 million in 2019 and $7.9 million in 2018.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards and units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan).  Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors.  The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.  At December 31, 2020, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 771,055 shares.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards vest over three years and are granted to Trustmark’s executive and senior management teams.  Performance awards granted vest based on performance goals of return on average tangible equity and total shareholder return.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  The Monte Carlo simulation was performed by an independent valuation consultant and requires the use of subjective modeling assumptions.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement units if performance measures exceed 100%.  The restricted share agreement for these awards provides for voting rights and dividend privileges.  Beginning in 2020, Trustmark began granting performance units instead of performance awards. The performance units have the same attributes as the previously granted performance awards, except for the performance units do not provide voting rights.

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	149,914	$32.88	177,695	$27.10	213,516	$25.37
Granted	53,450	31.98	50,862	33.44	51,174	31.88
Released from restriction	(36,357)	33.31	(61,347)	20.18	(55,351)	25.32
Forfeited	(21,965)	32.97	(17,296)	20.18	(31,644)	26.26
Nonvested shares, end of year	145,042	$32.43	149,914	$32.88	177,695	$27.10

Time-based Awards

Trustmark’s time-based awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-based awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During 2020, Trustmark began granting time-based units instead of time-based awards.  The time-based units have the same attributes as the previously granted time-based awards, except for the time-based units do not provide voting rights.

The following table summarizes Trustmark’s time-based award activity for the periods presented:

	Years Ended December 31,
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	300,006	$33.04	321,870	$28.48	320,357	$25.40
Granted	123,810	31.52	113,673	33.42	118,325	31.96
Released from restriction	(110,537)	33.58	(124,598)	21.64	(107,180)	23.02
Forfeited	(11,660)	32.47	(10,939)	32.73	(9,632)	29.30
Nonvested shares, end of year	301,619	$32.24	300,006	$33.04	321,870	$28.48

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2020
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2020	2019	2018	Expense	Compensation Expense
Performance awards	$815	$1,524	$861	$1,836	1.57
Time-based awards	4,382	3,263	3,009	2,868	1.54
Total	$5,197	$4,787	$3,870	$4,704

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At December 31, 2020 and 2019, Trustmark had unused commitments to extend credit of $4.867 billion and $4.349 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At December 31, 2020 and 2019, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $113.8 million and $105.2 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of December 31, 2020 and 2019, the fair value of collateral held was $21.9 million and $26.3 million, respectively.

Trustmark adopted FASB ASC Topic 326, effective January 1, 2020, which requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable.  Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of December 31, 2020.

Changes in the ACL on off-balance sheet credit exposures were as follows for the period presented ($ in thousands):

Year Ended December 31, 2020
Balance at beginning of period	$—
FASB ASU 2016-13 adoption adjustment	29,638
Credit loss expense related to off-balance sheet credit exposures	8,934
Balance at end of period	$38,572

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense.  The increase in the ACL on off-balance sheet credit exposures for the year ended December 31, 2020 was primarily due to the negative effects of the COVID-19 pandemic.

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

Note 18 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include the phased in capital conservation buffer of 2.500% at both December 31, 2020 and 2019.  Accumulated other comprehensive loss, net of tax, is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of December 31, 2020, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2020.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since December 31, 2020, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2020 and 2019 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,395,844	11.62%	7.000%	n/a
Trustmark National Bank	1,412,015	11.75%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,455,844	12.11%	8.500%	n/a
Trustmark National Bank	1,412,015	11.75%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,696,794	14.12%	10.500%	n/a
Trustmark National Bank	1,530,044	12.73%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,455,844	9.33%	4.00%	n/a
Trustmark National Bank	1,412,015	9.07%	4.00%	5.00%

At December 31, 2019:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,312,668	11.93%	7.000%	n/a
Trustmark National Bank	1,352,893	12.30%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,372,668	12.48%	8.500%	n/a
Trustmark National Bank	1,352,893	12.30%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,457,760	13.25%	10.500%	n/a
Trustmark National Bank	1,437,985	13.07%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,372,668	10.48%	4.00%	n/a
Trustmark National Bank	1,352,893	10.35%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB.  Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years.  In 2021, TNB will have available approximately $86.7 million plus its net income for that year to pay as dividends.

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

The Board of Directors of Trustmark authorized a stock repurchase program effective April 1, 2019 under which $100.0 million of Trustmark’s outstanding common stock could be acquired through March 31, 2020.  The adoption of this stock repurchase program followed the receipt of non-objection from the FRB.  Trustmark repurchased approximately 887 thousand shares of its common stock valued at $27.5 million during the year ended December 31, 2020, compared to approximately 601 thousand shares of its common stock valued at $19.7 million during the year ended December 31, 2019.  Under the 2019 program, Trustmark repurchased approximately 1.5 million shares of its common stock valued at $47.2 million.

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2020 under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark resumed the repurchase of its shares in January 2021.  Under this authority, Trustmark repurchased approximately 16 thousand shares of its outstanding common stock valued at $446 thousand during January 2021.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  There is no guarantee as to the number of shares that will be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

The following tables present the net change in the components of accumulated other comprehensive loss and the related tax effects allocated to each component for the years ended December 31, 2020, 2019 and 2018 ($ in thousands).  The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details).  Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income.  Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2020
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$30,622	$(7,657)	$22,965
Change in net unrealized holding loss on securities transferred to held to maturity	3,177	(794)	2,383
Total securities available for sale and transferred securities	33,799	(8,451)	25,348
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(5,128)	1,282	(3,846)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	150	(38)	112
Recognized net loss due to lump sum settlements	119	(30)	89
Change in net actuarial loss	1,128	(282)	846
Total pension and other postretirement benefit plans	(3,731)	932	(2,799)
Total other comprehensive income (loss)	$30,068	$(7,519)	$22,549

Year Ended December 31, 2019
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$44,136	$(11,033)	$33,103
Change in net unrealized holding loss on securities transferred to held to maturity	3,605	(901)	2,704
Total securities available for sale and transferred securities	47,741	(11,934)	35,807
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(5,703)	1,425	(4,278)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(63)	187
Recognized net loss due to lump sum settlements	312	(77)	235
Change in net actuarial loss	796	(199)	597
Total pension and other postretirement benefit plans	(4,345)	1,086	(3,259)
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(145)	36	(109)
Reclassification adjustment for (gain) loss realized in net income	(479)	119	(360)
Total cash flow hedge derivatives	(624)	155	(469)
Total other comprehensive income (loss)	$42,772	$(10,693)	$32,079

Year Ended December 31, 2018
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(19,221)	$4,805	$(14,416)
Change in net unrealized holding loss on securities transferred to held to maturity	3,761	(940)	2,821
Total securities available for sale and transferred securities	(15,460)	3,865	(11,595)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	3,742	(936)	2,806
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(63)	187
Recognized net loss due to lump sum settlements	161	(39)	122
Change in net actuarial loss	1,225	(306)	919
Total pension and other postretirement benefit plans	5,378	(1,344)	4,034
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	497	(124)	373
Reclassification adjustment for (gain) loss realized in net income	(322)	80	(242)
Total cash flow hedge derivatives	175	(44)	131
Total other comprehensive income (loss)	$(9,907)	$2,477	$(7,430)

The following table presents the changes in the balances of each component of accumulated other comprehensive loss for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2018	$(26,535)	$(13,468)	$278	$(39,725)
Other comprehensive income (loss) before reclassification	(11,595)	2,806	373	(8,416)
Amounts reclassified from accumulated other comprehensive loss	—	1,228	(242)	986
Net other comprehensive income (loss)	(11,595)	4,034	131	(7,430)
Reclassification of certain income tax effects related to the change in the federal statutory income tax rate under the Tax Reform Act	(5,694)	(2,890)	60	(8,524)
Balance, December 31, 2018	(43,824)	(12,324)	469	(55,679)
Other comprehensive income (loss) before reclassification	35,807	(4,278)	(109)	31,420
Amounts reclassified from accumulated other comprehensive loss	—	1,019	(360)	659
Net other comprehensive income (loss)	35,807	(3,259)	(469)	32,079
Balance, December 31, 2019	(8,017)	(15,583)	—	(23,600)
Other comprehensive income (loss) before reclassification	25,348	(3,846)	—	21,502
Amounts reclassified from accumulated other comprehensive loss	—	1,047	—	1,047
Net other comprehensive income (loss)	25,348	(2,799)	—	22,549
Balance, December 31, 2020	$17,331	$(18,382)	$—	$(1,051)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the years ended December 31, 2020 and 2019.

	December 31, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	5,835	—	5,835	—
Mortgage-backed securities	1,967,939	—	1,967,939	—
Securities available for sale	1,991,815	—	1,991,815	—
Loans held for sale	446,951	—	446,951	—
Mortgage servicing rights	66,464	—	—	66,464
Other assets - derivatives	47,768	145	38,063	9,560
Other liabilities - derivatives	5,324	666	4,658	—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$22,327	$—	$22,327	$—
Obligations of states and political subdivisions	25,465	—	25,465	—
Mortgage-backed securities	1,554,612	—	1,554,612	—
Securities available for sale	1,602,404	—	1,602,404	—
Loans held for sale	226,347	—	226,347	—
Mortgage servicing rights	79,394	—	—	79,394
Other assets - derivatives	17,956	244	16,273	1,439
Other liabilities - derivatives	6,063	4,414	1,649	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(42,735)	40,669
Additions	29,805	—
Sales	—	(32,548)
Balance, December 31, 2020	$66,464	$9,560

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2020	$(26,146)	$25,031

Balance, January 1, 2019	$95,596	$1,187
Total net (loss) gain included in Mortgage banking, net (1)	(32,913)	6,775
Additions	16,711	—
Sales	—	(6,523)
Balance, December 31, 2019	$79,394	$1,439

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2019	$(21,078)	$1,284

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at December 31, 2020, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell.  Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  At December 31, 2020, Trustmark had outstanding balances of $43.4 million with a related ACL of $4.4 million in collateral-dependent LHFI.  At December 31, 2019, Trustmark had $41.2 million with a related allowance of $5.5 million in impaired LHFI that were individually evaluated for impairment and written down to fair value of the underlying collateral less cost to sell based on the fair value of the collateral or other unobservable input.  Both the collateral-dependent LHFI and the individually evaluated impaired LHFI are classified as Level 3 in the fair value hierarchy.

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

Other real estate includes assets that have been acquired in satisfaction of debt through foreclosure and is recorded at the fair value less cost to sell (estimated fair value) at the time of foreclosure.  Fair value is based on independent appraisals and other relevant factors.  In the determination of fair value subsequent to foreclosure, Management also considers other factors or recent developments, such as changes in market conditions from the time of valuation and anticipated sales values considering plans for disposition, which could result in an adjustment to lower the collateral value estimates indicated in the appraisals.  Periodic revaluations are classified as Level 3 in the fair value hierarchy since assumptions are used that may not be observable in the market.

Foreclosed assets of $10.1 million were re-measured during 2020, requiring write-downs of $2.0 million to reach their current fair values compared to $15.0 million of foreclosed assets that were re-measured during 2019, requiring write-downs of $2.4 million.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 and 2019 were as follows ($ in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$1,952,554	$1,952,554	$358,916	$358,916
Securities held to maturity	538,072	563,115	738,099	746,202
Level 3 Inputs:
Net LHFI and PPP loans	10,317,352	10,312,395	9,251,351	9,235,674
Net acquired loans (1)	—	—	71,786	71,786

Financial Liabilities:
Level 2 Inputs:
Deposits	14,048,764	14,052,863	11,245,557	11,250,071
Federal funds purchased and securities sold under repurchase agreements	164,519	164,519	256,020	256,020
Other borrowings	168,252	168,252	85,396	85,374
Subordinated notes	122,921	127,500	—	—
Junior subordinated debt securities	61,856	46,083	61,856	50,722

(1)

Upon adoption of FASB ASC Topic 326 at January 1, 2020, Trustmark elected to account for its existing acquired loans as purchased credit deteriorated loans included within the LHFI portfolio.  See Note 5 – Acquired Loans for additional details.

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments.  For the years ended December 31, 2020, 2019 and 2018, a net gain of $10.5 million, $1.5 million and $1.4 million, respectively, was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option.  Interest and fees on LHFS and LHFI for the years ended December 31, 2020 included $6.9 million of interest earned on the LHFS accounted for under the fair value option compared to $5.9 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.   The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $141.2 million and $57.1 million at December 31, 2020 and 2019, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option as of December 31, 2020 and 2019 ($ in thousands):

	December 31,
	2020	2019
Fair value of LHFS	$305,791	$169,285
LHFS contractual principal outstanding	290,625	164,420
Fair value less unpaid principal	$15,166	$4,865

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.  The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in accumulated other comprehensive income (loss) at December 31, 2020 and 2019.  Amounts reported in accumulated other comprehensive income (loss) related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $326.5 million at December 31, 2020 compared to $564.0 million at December 31, 2019.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $7.8 million for the year ended December 31, 2020, compared to a net negative ineffectiveness of $11.5 million for the year ended December 31, 2019 and a net positive ineffectiveness of $2.4 million for the year ended December 31, 2018.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $377.5 million at December 31, 2020, with a negative valuation adjustment of $3.1 million, compared to $209.0 million at December 31, 2019, with a negative valuation adjustment of $486 thousand.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $329.3 million at December 31, 2020, with a positive valuation adjustment of $9.6 million, compared to $92.1 million at December 31, 2019, with a positive valuation adjustment of $1.4 million.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral.  As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of December 31, 2020, Trustmark had interest rate swaps with an aggregate notional amount of $1.125 billion related to this program, compared to $893.1 million as of December 31, 2019.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

As of December 31, 2020 and 2019, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million and $1.0 million, respectively.  As of December 31, 2020, Trustmark had posted collateral of $1.6 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At both December 31, 2020 and 2019, Trustmark had entered into three risk participation agreements as a beneficiary with aggregate notional amounts of $41.1 million and $37.6 million, respectively.  At December 31, 2020, Trustmark had entered into twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $172.0 million compared to ten risk participation agreements as a guarantor with an aggregate notional amount of $79.3 million at December 31, 2019.  The aggregate fair values of these risk participation agreements were immaterial at December 31, 2020 and 2019.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets as of December 31, 2020 and 2019 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2020	2019
Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$145	$244
OTC written options (rate locks) included in other assets	9,560	1,439
Interest rate swaps included in other assets (1)	37,974	16,209
Credit risk participation agreements included in other assets	89	64
Futures contracts included in other liabilities	34	2,654
Forward contracts included in other liabilities	3,145	486
Exchange traded written options included in other liabilities	632	1,760
Interest rate swaps included in other liabilities (1)	1,313	1,122
Credit risk participation agreements included in other liabilities	200	41

(1)

In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled.  As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2020	2019	2018
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in other interest expense	$—	$479	$322

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$39,436	$11,096	$(6,191)
Amount of gain (loss) recognized in bank card and other fees	(1,022)	(776)	(357)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$—	$(109)	$373

Information about financial instruments that are eligible for offset in the consolidated balance sheets as of December 31, 2020 and 2019 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$37,974	$—	$37,974	$—	$—	$37,974

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,313	$—	$1,313	$—	$(1,313)	$—

Offsetting of Derivative Assets
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,209	$—	$16,209	$—	$—	$16,209

Offsetting of Derivative Liabilities
As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,122	$—	$1,122	$—	$(1,390)	$(268)

Note 21 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  The General Banking Segment is responsible for all traditional banking products and services, including loans and deposits.  The General Banking Segment also consists of internal operations such as Human Resources, Executive Administration, Treasury (Funds Management), Public Affairs and Corporate Finance.  The Wealth Management Segment provides customized solutions for customers by integrating financial services with traditional banking products and services such as money management, full-service brokerage, financial planning, personal and institutional trust and retirement services.  Through FBBI, Trustmark’s Insurance Segment provides a full range of retail insurance products including commercial risk management products, bonding, group benefits and personal lines coverage.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2020	2019	2018
General Banking
Net interest income	$420,225	$419,597	$412,455
Provision for loan losses, net	36,124	10,622	17,098
Noninterest income	197,691	113,756	113,930
Noninterest expense	410,744	367,976	353,174
Income before income taxes	171,048	154,755	156,113
Income taxes	25,109	18,638	18,313
General banking net income	$145,939	$136,117	$137,800

Selected Financial Information
Total assets	$16,226,358	$13,140,467	$12,896,799
Depreciation and amortization	$40,351	$38,634	$38,181

Wealth Management
Net interest income	$6,082	$6,750	$6,739
Provision for loan losses, net	(11)	217	(110)
Noninterest income	31,634	30,860	30,420
Noninterest expense	30,318	28,882	31,385
Income before income taxes	7,409	8,511	5,884
Income taxes	1,853	2,123	1,472
Wealth Management net income	$5,556	$6,388	$4,412

Selected Financial Information
Total assets	$242,429	$283,164	$320,742
Depreciation and amortization	$274	$270	$187

Insurance
Net interest income	$230	$242	$226
Noninterest income	45,268	42,429	40,486
Noninterest expense	34,173	32,144	30,856
Income before income taxes	11,325	10,527	9,856
Income taxes	2,795	2,572	2,484
Insurance net income	$8,530	$7,955	$7,372

Selected Financial Information
Total assets	$83,053	$74,246	$68,919
Depreciation and amortization	$700	$516	$572

Consolidated
Net interest income	$426,537	$426,589	$419,420
Provision for loan losses, net	36,113	10,839	16,988
Noninterest income	274,593	187,045	184,836
Noninterest expense	475,235	429,002	415,415
Income before income taxes	189,782	173,793	171,853
Income taxes	29,757	23,333	22,269
Consolidated net income	$160,025	$150,460	$149,584

Selected Financial Information
Total assets	$16,551,840	$13,497,877	$13,286,460
Depreciation and amortization	$41,325	$39,420	$38,940

Note 22 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2020	2019
Assets:
Investment in banks	$1,769,165	$1,707,644
Other assets	158,360	15,778
Total Assets	$1,927,525	$1,723,422

Liabilities and Shareholders' Equity:
Accrued expense	$1,631	$864
Subordinated notes	122,921	—
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,741,117	1,660,702
Total Liabilities and Shareholders' Equity	$1,927,525	$1,723,422

Condensed Statements of Income	Years Ended December 31,
	2020	2019	2018
Revenue:
Dividends received from banks	$109,243	$120,297	$128,592
Earnings of subsidiaries over distributions	53,724	32,971	23,791
Other income	66	90	86
Total Revenue	163,033	153,358	152,469
Expense:
Other expense	3,008	2,898	2,885
Total Expense	3,008	2,898	2,885
Net Income	$160,025	$150,460	$149,584

Condensed Statements of Cash Flows	Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$160,025	$150,460	$149,584
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(53,724)	(32,971)	(23,791)
Other	(326)	(1,800)	(1,395)
Net cash from operating activities	105,975	115,689	124,398

Financing Activities:
Proceeds from subordinated notes	122,900	—	—
Common stock dividends	(58,769)	(59,804)	(62,425)
Repurchase and retirement of common stock	(27,538)	(56,615)	(62,421)
Net cash from financing activities	36,593	(116,419)	(124,846)
Net change in cash and cash equivalents	142,568	(730)	(448)
Cash and cash equivalents at beginning of year	15,707	16,437	16,885
Cash and cash equivalents at end of year	$158,275	$15,707	$16,437

Trustmark (parent company only) paid income taxes of approximately $46.6 million in 2020, $24.8 million in 2019 and $12.4 million in 2018.  Trustmark did not pay or receive interest during 2020, compared to interest received of $482 thousand and $320 thousand during 2019 and 2018, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2020.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2020.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2020, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2020 was audited by Crowe LLP, an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Information about Executive Officers of Trustmark” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information as of December 31, 2020 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	145,042	$—	771,055
Equity compensation plans not approved by security holders	—	—	—
Total	145,042	$—	771,055

(1)

This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.

(2)	Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)

This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan as of December 31, 2020, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1.  Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2020 Annual Report on Form 10-K and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

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

4-c	Guarantee Agreement between Trustmark Corporation and Wilmington Trust Company. Filed August 21, 2006, as Exhibit 4.3 to Trustmark’s Form 8-K Current Report, incorporated herein by reference.

4-d	Description of Trustmark’s Common Stock. Filed February 20, 2020, as exhibit 4-d to Trustmark’s Form 10-K Annual Report, incorporated herein by reference.

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

Form of Performance Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.) Filed February 20, 2020, as exhibit 10-aa to Trustmark’s Form 10-K Annual Report, incorporated herein by reference. *

10-ab

Form of Time-Based Restricted Stock Unit Agreement for Associate (under the Amended and Restated Stock and Incentive Compensation Plan.) Filed February 20, 2020, as exhibit 10-ab to Trustmark’s Form 10-K Annual Report, incorporated herein by reference. *

10-ac

Form of Time-Based Restricted Stock Unit Agreement for Director (under the Amended and Restated Stock and Incentive Compensation Plan.) Filed February 20, 2020, as exhibit 10-ac to Trustmark’s Form 10-K Annual Report, incorporated herein by reference. *

10-ad

Employment Agreement between Trustmark Corporation and Gerard R. Host dated October 27, 2020. Filed October 27, 2020 as Exhibit 10.1 to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

10-ae

Employment Agreement between Trustmark Corporation and Duane A. Dewey dated October 27, 2020. Filed October 27, 2020 as Exhibit 10.2 to Trustmark’s Form 8-K Current Report, incorporated herein by reference. *

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey
Duane A. Dewey
President and Chief Executive Officer

DATE:	February 18, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 18, 2021	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 18, 2021	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 18, 2021	BY:	/s/ Augustus L. Collins
Augustus L. Collins, Director

DATE:	February 18, 2021	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 18, 2021	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE:	February 18, 2021	BY:	/s/ Duane A. Dewey
Duane A. Dewey, President, Chief Executive Officer and Director

DATE:	February 18, 2021	BY:	/s/ Marcelo Eduardo
Marcelo Eduardo, Director

DATE:	February 18, 2021	BY:	/s/ Louis E. Greer
Louis E. Greer, Treasurer, Principal Financial Officer
and Principal Accounting Officer

DATE:	February 18, 2021	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 18, 2021	BY:	/s/ Gerard R. Host
Gerard R. Host, Executive Chairman and Director

DATE:	February 18, 2021	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 18, 2021	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 18, 2021	BY:	/s/ Harry M. Walker
Harry M. Walker, Director

DATE:	February 18, 2021	BY:	/s/ William G. Yates III
William G. Yates III, Director