Form 10-Q
period 2021-03-31
TRUSTMARK CORP
filed 2021-05-06
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 63,402,452 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$1,774,541	$1,952,504
Federal funds sold and securities purchased under reverse repurchase agreements	—	50
Securities available for sale, at fair value (amortized cost: $2,327,434-2021 $1,959,773-2020; allowance for credit losses: $0)	2,337,676	1,991,815
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $515,296-2021; $563,115-2020)	493,738	538,072
Paycheck Protection Program (PPP) loans	679,725	610,134
Loans held for sale (LHFS)	412,999	446,951
Loans held for investment (LHFI)	9,983,704	9,824,524
Less allowance for credit losses (ACL), LHFI	109,191	117,306
Net LHFI	9,874,513	9,707,218
Premises and equipment, net	199,098	194,278
Mortgage servicing rights	83,035	66,464
Goodwill	384,237	385,270
Identifiable intangible assets, net	6,724	7,390
Other real estate, net	10,651	11,651
Operating lease right-of-use assets	33,704	30,901
Other assets	587,672	609,142
Total Assets	$16,878,313	$16,551,840

Liabilities
Deposits:
Noninterest-bearing	$4,705,991	$4,349,010
Interest-bearing	9,677,449	9,699,754
Total deposits	14,383,440	14,048,764
Federal funds purchased and securities sold under repurchase agreements	160,991	164,519
Other borrowings	145,994	168,252
Subordinated notes	122,877	122,921
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	29,205	38,572
Operating lease liabilities	35,389	32,290
Other liabilities	178,856	173,549
Total Liabilities	15,118,608	14,810,723

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 63,394,522 shares - 2021; 63,424,526 shares - 2020	13,209	13,215
Capital surplus	229,892	233,120
Retained earnings	1,533,110	1,495,833
Accumulated other comprehensive income (loss), net of tax	(16,506)	(1,051)
Total Shareholders' Equity	1,759,705	1,741,117
Total Liabilities and Shareholders' Equity	$16,878,313	$16,551,840

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest Income
Interest and fees on LHFS & LHFI	$90,561	$106,345
Interest and fees on PPP loans	9,241	—
Interest on securities:
Taxable	8,938	12,948
Tax exempt	229	361
Other interest income	503	740
Total Interest Income	109,472	120,394
Interest Expense
Interest on deposits	5,223	14,957
Interest on federal funds purchased and securities sold under repurchase agreements	56	625
Other interest expense	1,857	860
Total Interest Expense	7,136	16,442
Net Interest Income	102,336	103,952
Provision for credit losses (PCL)	(10,501)	20,581
Net Interest Income After PCL	112,837	83,371
Noninterest Income
Service charges on deposit accounts	7,356	10,032
Bank card and other fees	9,472	5,355
Mortgage banking, net	20,804	27,483
Insurance commissions	12,445	11,550
Wealth management	8,416	8,537
Other, net	2,090	2,307
Total Noninterest Income	60,583	65,264
Noninterest Expense
Salaries and employee benefits	71,162	69,148
Services and fees	22,484	19,930
Net occupancy - premises	6,795	6,286
Equipment expense	6,244	5,616
Other real estate expense, net	324	1,294
Credit loss expense related to off-balance sheet credit exposures	(9,367)	6,783
Other expense	14,539	14,753
Total Noninterest Expense	112,181	123,810
Income Before Income Taxes	61,239	24,825
Income taxes	9,277	2,607
Net Income	$51,962	$22,218

Earnings Per Share
Basic	$0.82	$0.35
Diluted	$0.82	$0.35

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income per consolidated statements of income	$51,962	$22,218
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(16,350)	30,380
Change in net unrealized holding loss on securities transferred to held to maturity	533	646
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	28
Recognized net loss due to lump sum settlement	—	—
Change in net actuarial loss	341	244
Other comprehensive income (loss), net of tax	(15,455)	31,298
Comprehensive income	$36,507	$53,516

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2021	63,424,526	$13,215	$233,120	$1,495,833	$(1,051)	$1,741,117
Net income per consolidated statements of income	—	—	—	51,962	—	51,962
Other comprehensive income (loss), net of tax	—	—	—	—	(15,455)	(15,455)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,685)	—	(14,685)
Shares withheld to pay taxes, long-term incentive plan	114,977	24	(1,254)	—	—	(1,230)
Repurchase and retirement of common stock	(144,981)	(30)	(4,155)	—	—	(4,185)
Compensation expense, long-term incentive plan	—	—	2,181	—	—	2,181
Balance, March 31, 2021	63,394,522	$13,209	$229,892	$1,533,110	$(16,506)	$1,759,705

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income per consolidated statements of income	$51,962	$22,218
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net	(19,868)	27,364
Depreciation and amortization	11,126	8,996
Net amortization of securities	5,430	1,918
Gains on sales of loans, net	(25,796)	(7,085)
Compensation expense, long-term incentive plan	2,181	1,394
Deferred income tax provision	9,000	(11,600)
Proceeds from sales of loans held for sale	685,151	324,167
Purchases and originations of loans held for sale	(643,175)	(416,687)
Originations of mortgage servicing rights	(7,978)	(3,649)
Earnings on bank-owned life insurance	(1,216)	(1,292)
Net change in other assets	21,070	(49,822)
Net change in other liabilities	9,096	(204)
Other operating activities, net	(13,640)	25,119
Net cash from operating activities	83,343	(79,163)

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	44,688	34,459
Proceeds from maturities, prepayments and calls of securities available for sale	217,783	86,129
Purchases of securities available for sale	(590,517)	(278,691)
Net proceeds from bank-owned life insurance	1,818	280
Net change in federal funds sold and securities purchased under reverse repurchase agreements	50	(2,000)
Net change in member bank stock	(3)	(107)
Net change in LHFI and PPP loans	(226,385)	(162,097)
Purchases of premises and equipment	(8,152)	(4,154)
Proceeds from sales of other real estate	909	3,671
Purchases of software	(818)	(1,805)
Investments in tax credit and other partnerships	(7,149)	(141)
Purchase of insurance book of business	—	(3,097)
Net cash from investing activities	(567,776)	(327,553)

Financing Activities
Net change in deposits	334,676	330,207
Net change in federal funds purchased and securities sold under repurchase agreements	(3,528)	165,801
Net change in short-term borrowings	(4,220)	(127)
Payments on long-term FHLB advances	(4)	(17)
Payments under finance lease obligations	(354)	(459)
Common stock dividends	(14,685)	(14,706)
Repurchase and retirement of common stock	(4,185)	(27,538)
Shares withheld to pay taxes, long-term incentive plan	(1,230)	(1,020)
Net cash from financing activities	306,470	452,141

Net change in cash and cash equivalents	(177,963)	45,425
Cash and cash equivalents at beginning of period	1,952,504	358,916
Cash and cash equivalents at end of period	$1,774,541	$404,341

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 181 offices at March 31, 2021 in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020 (2020 Annual Report).

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

Coronavirus 2019 (COVID-19) Pandemic

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  In response to the pandemic, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing.  The full impact of the COVID-19 pandemic is unknown and rapidly evolving.  It has caused substantial disruption in international and U.S. economies, markets, and employment.  The COVID-19 pandemic may continue to have a significant adverse impact on certain industries Trustmark serves, including restaurants and food services, hotels, retail and energy.

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

Paycheck Protection Program (PPP) Loans

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. A provision in the CARES Act included an initial $349 billion fund for the creation of the PPP through the Small Business Administration (SBA) and Treasury Department.  The PPP is intended to provide loans to small businesses, sole proprietorships, independent contractors and self-employed individuals to pay their employees, rent, mortgage interest and utilities.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  If not forgiven, in whole or in part, these loans carry a fixed rate of 1.00% per annum with payments deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  Originally, the loans carried a term of two years under SBA rules implementing the CARES Act, but a June 5, 2020 amendment to the CARES Act provided for a five-year minimum loan term for loans made beginning as of such date, and permitted lenders and borrowers to mutually agree to amend existing two-year loans to have terms of five years.  The loans are 100% guaranteed by the SBA.  Subsequent legislation, including as noted below, has allocated additional funding to the PPP. The SBA pays the originating bank a processing fee ranging from 1.0% to 5.0%, based on the size of the loan. From April to August 2020, Trustmark accepted PPP applications and originated loans to qualified small businesses and other borrowers under this program. The SBA stopped accepting applications for PPP loans on August 8, 2020. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of the relief provisions in certain respects of the CARES Act, appropriated additional funding to the PPP and permitted certain PPP borrowers to make “second draw” loans. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

In January 2021, Trustmark resumed submitting applications to the SBA on behalf of and originating loans to qualified small businesses and other borrowers under the CARES Act, as amended by the Consolidated Appropriations Act, 2021. During the first quarter of 2021, Trustmark originated 4,774 PPP loans totaling $301.5 million (net of $16.5 million of deferred fees and costs).  At March 31, 2021, Trustmark had 7,456 PPP loans outstanding that totaled $679.7 million (net of $22.1 million of deferred fees and costs).

Due to the amount and nature of the PPP loans, these loans are not included in the LHFI portfolio and are presented separately in the accompanying consolidated balance sheet. The PPP loans are fully guaranteed by the SBA; therefore, no ACL was estimated for these loans.

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2021 and December 31, 2020 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$17,778	$48	$(477)	$17,349	$—	$—	$—	$—
Obligations of states and political subdivisions	5,182	616	—	5,798	26,554	158	(9)	26,703
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	51,065	1,344	(3)	52,406	7,268	349	—	7,617
Issued by FNMA and FHLMC	1,748,044	16,068	(14,968)	1,749,144	61,855	1,941	—	63,796
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	337,616	8,283	(30)	345,869	324,360	17,162	(46)	341,476
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	167,749	903	(1,542)	167,110	73,701	2,003	—	75,704
Total	$2,327,434	$27,262	$(17,020)	$2,337,676	$493,738	$21,613	$(55)	$515,296

December 31, 2020
U.S. Government agency obligations	$18,378	$144	$(481)	$18,041	$—	$—	$—	$—
Obligations of states and political subdivisions	5,198	637	—	5,835	26,584	258	(3)	26,839
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	55,193	1,672	(3)	56,862	7,598	382	—	7,980
Issued by FNMA and FHLMC	1,421,861	20,768	(1,308)	1,441,321	67,944	2,397	—	70,341
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	409,883	9,600	(46)	419,437	360,361	19,678	(55)	379,984
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,260	1,068	(9)	50,319	75,585	2,386	—	77,971
Total	$1,959,773	$33,889	$(1,847)	$1,991,815	$538,072	$25,101	$(58)	$563,115

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At March 31, 2021, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $8.2 million ($6.2 million, net of tax) compared to approximately $8.9 million ($6.7 million, net of tax) at December 31, 2020.

ACL on Securities

Securities Available for Sale

Quarterly, Trustmark evaluates if any security has a fair value less than its amortized cost.  Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Trustmark performs further analysis.  If Trustmark determines that a credit loss exists, the credit portion of the allowance is measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark records will be limited to the amount by which the amortized cost exceeds the fair value.  The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s Investor Service (Moody’s).

At both March 31, 2021 and December 31, 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale.  At March 31, 2021, accrued interest receivable totaled $4.2 million for securities available for sale compared to $4.0 million at December 31, 2020 and was reported in other assets on the accompanying consolidated balance sheets.

Securities Held to Maturity

At both March 31, 2021 and December 31, 2020, the potential credit loss exposure was $26.6 million and consisted of municipal securities.  After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at March 31, 2021 and December 31, 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity.  At both March 31, 2021 and December 31, 2020, accrued interest receivable totaled $1.2 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheets.

At both March 31, 2021 and December 31, 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments.  Trustmark had no securities held to maturity classified as nonaccrual at March 31, 2021 and December 31, 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings.  The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Aaa	$467,185	$511,488
Aa1 to Aa3	8,950	22,528
Not Rated (1)	17,603	4,056
Total	$493,738	$538,072

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at March 31, 2021 and December 31, 2020 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$1,462	$(10)	$10,986	$(467)	$12,448	$(477)
Obligations of states and political subdivisions	5,009	(6)	667	(3)	5,676	(9)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,120	(3)	—	—	1,120	(3)
Issued by FNMA and FHLMC	1,128,087	(14,968)	—	—	1,128,087	(14,968)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	21,995	(76)	—	—	21,995	(76)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	65,692	(1,533)	654	(9)	66,346	(1,542)
Total	$1,223,365	$(16,596)	$12,307	$(479)	$1,235,672	$(17,075)

December 31, 2020
U.S. Government agency obligations	$—	$—	$11,167	$(481)	$11,167	$(481)
Obligations of states and political subdivisions	—	—	667	(3)	667	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,636	(3)	—	—	1,636	(3)
Issued by FNMA and FHLMC	324,905	(1,308)	—	—	324,905	(1,308)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,398	(101)	—	—	29,398	(101)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	659	(9)	659	(9)
Total	$355,939	$(1,412)	$12,493	$(493)	$368,432	$(1,905)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Security Gains and Losses

During the three months ended March 31, 2021 and 2020, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $1.859 billion and $1.964 billion at March 31, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both March 31, 2021 and December 31, 2020, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2021, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,479	$1,507	$19,212	$19,275
Due after one year through five years	1,510	1,554	7,342	7,428
Due after five years through ten years	1,967	1,928	—	—
Due after ten years	18,004	18,158	—	—
	22,960	23,147	26,554	26,703
Mortgage-backed securities	2,304,474	2,314,529	467,184	488,593
Total	$2,327,434	$2,337,676	$493,738	$515,296

Note 3 – LHFI and Allowance for Credit Losses, LHFI

At March 31, 2021 and December 31, 2020, LHFI consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Loans secured by real estate:
Construction, land development and other land	$542,902	$514,056
Other secured by 1-4 family residential properties	509,732	524,732
Secured by nonfarm, nonresidential properties	2,799,195	2,709,026
Other real estate secured	1,135,005	1,065,964
Other loans secured by real estate:
Other construction	799,186	794,983
Secured by 1-4 family residential properties	1,233,050	1,216,400
Commercial and industrial loans	1,323,277	1,309,078
Consumer loans	155,356	164,386
State and other political subdivision loans	1,036,694	1,000,776
Other commercial loans	449,307	525,123
LHFI	9,983,704	9,824,524
Less ACL	109,191	117,306
Net LHFI	$9,874,513	$9,707,218

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI.  At March 31, 2021 and December 31, 2020, accrued interest receivable for LHFI totaled $32.8 million and $33.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At March 31, 2021, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2021 and 2020.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$5,885	$6,109	$—
Other secured by 1-4 family residential properties	1,629	3,964	7
Secured by nonfarm, nonresidential properties	12,617	15,695	—
Other real estate secured	58	183	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	15,036	2,368
Commercial and industrial loans	1,176	12,776	—
Consumer loans	—	71	218
State and other political subdivision loans	—	3,914	—
Other commercial loans	—	5,766	—
Total	$21,365	$63,514	$2,593

	December 31, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$5,756	$5,985	$—
Other secured by 1-4 family residential properties	1,895	4,487	79
Secured by nonfarm, nonresidential properties	12,037	15,197	—
Other real estate secured	60	185	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	11,807	1,257
Commercial and industrial loans	12,665	15,618	—
Consumer loans	—	86	240
State and other political subdivision loans	—	3,970	—
Other commercial loans	—	5,793	—
Total	$32,413	$63,128	$1,576

The following tables provide an aging analysis of the amortized cost basis of past due LHFI at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$679	$76	$5,718	$6,473	$536,429	$542,902
Other secured by 1-4 family residential properties	1,385	1,144	754	3,283	506,449	509,732
Secured by nonfarm, nonresidential properties	1,145	24	1,015	2,184	2,797,011	2,799,195
Other real estate secured	99	—	125	224	1,134,781	1,135,005
Other loans secured by real estate:
Other construction	—	—	—	—	799,186	799,186
Secured by 1-4 family residential properties	1,929	1,720	8,457	12,106	1,220,944	1,233,050
Commercial and industrial loans	1,681	3,068	1,825	6,574	1,316,703	1,323,277
Consumer loans	825	91	218	1,134	154,222	155,356
State and other political subdivision loans	87	—	177	264	1,036,430	1,036,694
Other commercial loans	133	68	5,311	5,512	443,795	449,307
Total	$7,963	$6,191	$23,600	$37,754	$9,945,950	$9,983,704

	December 31, 2020
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$339	$34	$161	$534	$513,522	$514,056
Other secured by 1-4 family residential properties	1,505	523	896	2,924	521,808	524,732
Secured by nonfarm, nonresidential properties	920	—	972	1,892	2,707,134	2,709,026
Other real estate secured	103	101	107	311	1,065,653	1,065,964
Other loans secured by real estate:
Other construction	—	—	—	—	794,983	794,983
Secured by 1-4 family residential properties	3,291	1,289	5,110	9,690	1,206,710	1,216,400
Commercial and industrial loans	271	196	1,543	2,010	1,307,068	1,309,078
Consumer loans	926	190	240	1,356	163,030	164,386
State and other political subdivision loans	117	—	177	294	1,000,482	1,000,776
Other commercial loans	2,143	2,971	346	5,460	519,663	525,123
Total	$9,615	$5,304	$9,552	$24,471	$9,800,053	$9,824,524

Troubled Debt Restructurings (TDR)

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

At March 31, 2021 and 2020, LHFI classified as TDRs totaled $22.9 million and $26.5 million, respectively.  At March 31, 2021, TDRs were primarily comprised of credits with interest-only payments for an extended period of time and payment concessions which totaled $17.3 million.  At March 31, 2020, TDRs were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $18.3 million.  The remaining TDRs at March 31, 2021 and 2020 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had no unused commitments on TDRs at March 31, 2021 compared to $10.7 million of unused commitments on TDRs at March 31, 2020.

At March 31, 2021, TDRs had a related ACL of $7.5 million, compared to $210 thousand at March 31, 2020.  Trustmark had no charge-offs on TDRs for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	2	$126	$126	5	$501	$501
Commercial and industrial loans	1	14	14	2	1,582	1,582
Consumer loans	—	—	—	4	20	20
Total	3	$140	$140	11	$2,103	$2,103

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	3	$156	3	$446
Secured by nonfarm, nonresidential properties	1	139	—	—
Commercial and industrial loans	—	—	3	194
Total	4	$295	6	$640

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

The following tables detail LHFI classified as TDRs by loan class at March 31, 2021 and 2020 ($ in thousands):

	March 31, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$11	$11
Other secured by 1-4 family residential properties	42	3,644	3,686
Secured by nonfarm, nonresidential properties	—	3,846	3,846
Commercial and industrial loans	1,500	10,073	11,573
Consumer loans	—	15	15
State and other political subdivision loans	—	3,737	3,737
Other commercial loans	—	81	81
Total TDRs	$1,542	$21,407	$22,949

	March 31, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$14	$14
Other secured by 1-4 family residential properties	—	3,672	3,672
Secured by nonfarm, nonresidential properties	—	2,899	2,899
Commercial and industrial loans	2,640	17,103	19,743
Consumer loans	17	23	40
Other commercial loans	—	125	125
Total TDRs	$2,657	$23,836	$26,493

The CARES Act, as amended by subsequent legislation, specified that COVID-19 related modifications executed between March 1, 2020 and the earlier of either (i) 60 days after the date of termination of the national emergency declared by the President or (ii) January 1, 2022, on loans that were current as of December 31, 2019 were not TDRs.  Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.  At March 31, 2021, the balance of loans remaining under some type of COVID-19 related concession totaled $28.1 million compared to $34.2 million at December 31, 2020.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2021 ($ in thousands):

	March 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,885	$—	$—	$—	$—	$5,885
Other secured by 1-4 family residential properties	216	—	—	—	—	216
Secured by nonfarm, nonresidential properties	12,617	—	—	—	—	12,617
Other real estate secured	58	—	—	—	—	58
Other loans secured by real estate:
Other construction	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,413	—	—	—	—	1,413
Commercial and industrial loans	44	115	2,322	101	8,401	10,983
Consumer loans	—	—	—	—	—	—
State and other political subdivision loans	3,914	—	—	—	—	3,914
Other commercial loans	601	—	1,958	—	3,051	5,610
Total	$24,748	$115	$4,280	$101	$11,452	$40,696

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

•

Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the first quarter of 2021, the collateral that secures one loan relationship experienced a decline in fair value.  There have been no other significant changes to the collateral that secures these financial assets during the period.

•

State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

•

Other commercial loans - Loans within this loan class are secured by liens on real estate properties or priority status of a Uniform Commercial Code agreement for non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

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

In addition to monitoring portfolio credit quality indicators, Trustmark also measures how effectively the lending process is being managed and risks are being identified.  As part of an ongoing monitoring process, Trustmark grades the commercial portfolio segment as it relates to credit file completion and financial statement exceptions, underwriting, collateral documentation and compliance with law as shown below:

•

Credit File Completeness and Financial Statement Exceptions – evaluates the quality and condition of credit files in terms of content and completeness and focuses on efforts to obtain and document sufficient information to determine the quality and status of credits.  Also included is an evaluation of the systems/procedures used to ensure compliance with policy.

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

Consumer Credits

Consumer LHFI that do not meet a minimum custom credit score are reviewed quarterly by Management.  The Retail Credit Review Committee reviews the volume and percentage of approvals that did not meet the minimum passing custom score to ensure that Trustmark continues to originate quality loans.

Trustmark monitors the levels and severity of past due consumer LHFI on a daily basis through its collection activities.  A detailed assessment of consumer LHFI delinquencies is performed monthly at both a product and market level by delivery channel, which incorporates the perceived level of risk at time of underwriting.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at March 31, 2021 and December 31, 2020 ($ in thousands):

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of March 31, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$100,508	$238,877	$49,940	$22,200	$2,204	$5,961	$25,907	$445,597
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	5,151	168	4,502	1,146	12	112	—	11,091
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	105,659	239,045	54,442	23,346	2,216	6,115	25,907	456,730

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$10,814	$32,767	$17,563	$13,996	$8,222	$11,582	$5,982	$100,926
Special Mention - RR 7	—	248	—	49	—	—	—	297
Substandard - RR 8	130	933	8	647	328	691	—	2,737
Doubtful - RR 9	—	27	—	—	—	—	—	27
Total	10,944	33,975	17,571	14,692	8,550	12,273	5,982	103,987

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$136,053	$661,490	$541,511	$483,464	$266,124	$452,175	$89,019	$2,629,836
Special Mention - RR 7	10,557	12,149	1,326	1,697	4,678	24,842	—	55,249
Substandard - RR 8	11,691	6,688	24,079	4,503	3,145	62,512	764	113,382
Doubtful - RR 9	50	—	156	—	—	512	—	718
Total	158,351	680,327	567,072	489,664	273,947	540,041	89,783	2,799,185

Other real estate secured:
Pass - RR 1 through RR 6	$94,481	$92,208	$436,162	$365,387	$33,631	$80,300	$12,529	$1,114,698
Special Mention - RR 7	—	—	—	—	—	825	—	825
Substandard - RR 8	8,758	10,105	14	18	—	180	—	19,075
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	103,239	102,313	436,176	365,405	33,631	81,305	12,529	1,134,598

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of March 31, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$91,578	$305,897	$360,277	$28,411	$—	$2,851	$9,176	$798,190
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	996	—	—	—	—	—	996
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	91,578	306,893	360,277	28,411	—	2,851	9,176	799,186

Commercial and industrial loans:
Pass - RR 1 through RR 6	$185,654	$322,347	$146,801	$64,024	$64,540	$93,115	$376,945	$1,253,426
Special Mention - RR 7	—	789	—	—	—	—	—	789
Substandard - RR 8	4,406	11,622	1,891	9,055	3,632	3,423	34,662	68,691
Doubtful - RR 9	2	146	70	118	—	35	—	371
Total	190,062	334,904	148,762	73,197	68,172	96,573	411,607	1,323,277

State and other political subdivision loans:
Pass - RR 1 through RR 6	$66,925	$215,718	$84,495	$39,564	$112,486	$507,878	$1,338	$1,028,404
Special Mention - RR 7	—	—	—	—	—	4,018	—	4,018
Substandard - RR 8	—	—	—	—	200	4,072	—	4,272
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	66,925	215,718	84,495	39,564	112,686	515,968	1,338	1,036,694

Other commercial loans:
Pass - RR 1 through RR 6	$29,029	$80,676	$70,698	$18,808	$10,339	$56,084	$151,115	$416,749
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,417	2,094	663	—	504	21,856	32,534
Doubtful - RR 9	1	—	—	—	—	23	—	24
Total	29,030	88,093	72,792	19,471	10,339	56,611	172,971	449,307

Total commercial LHFI	$755,788	$2,001,268	$1,741,587	$1,053,750	$509,541	$1,311,737	$729,293	$8,102,964

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of March 31, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$7,514	$47,747	$17,777	$6,904	$1,924	$3,677	$—	$85,543
Past due 30-89 days	—	351	—	19	76	86	—	532
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	97	—	97
Total	7,514	48,098	17,777	6,923	2,000	3,860	—	86,172

Other secured by 1-4 family residential properties:
Current	$5,564	$19,368	$8,340	$10,773	$4,054	$11,890	$340,945	$400,934
Past due 30-89 days	—	54	477	1	—	491	544	1,567
Past due 90 days or more	—	—	—	—	—	—	7	7
Nonaccrual	2	67	46	12	421	364	2,325	3,237
Total	5,566	19,489	8,863	10,786	4,475	12,745	343,821	405,745

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$—	$—	$3	$7	$—	$10
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	—	3	7	—	10

Other real estate secured:
Current	$—	$104	$—	$9	$35	$259	$—	$407
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	104	—	9	35	259	—	407

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of March 31, 2021	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$131,515	$278,826	$186,350	$153,008	$82,211	$380,460	$—	$1,212,370
Past due 30-89 days	—	170	42	118	163	2,785	—	3,278
Past due 90 days or more	—	354	142	380	338	1,153	—	2,367
Nonaccrual	—	645	1,746	2,577	1,062	9,005	—	15,035
Total	131,515	279,995	188,280	156,083	83,774	393,403	—	1,233,050

Consumer loans:
Current	$20,081	$49,428	$19,813	$10,330	$3,010	$1,219	$50,283	$154,164
Past due 30-89 days	168	302	93	43	6	10	281	903
Past due 90 days or more	22	—	8	1	—	—	188	219
Nonaccrual	—	19	4	24	12	2	9	70
Total	20,271	49,749	19,918	10,398	3,028	1,231	50,761	155,356

Total consumer LHFI	$164,866	$397,435	$234,838	$184,199	$93,315	$411,505	$394,582	$1,880,740

Total LHFI	$920,654	$2,398,703	$1,976,425	$1,237,949	$602,856	$1,723,242	$1,123,875	$9,983,704

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$287,218	$62,078	$26,401	$4,487	$3,274	$3,564	$28,548	$415,570
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	5,419	4,363	1,226	12	494	22	101	11,637
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	292,637	66,441	27,627	4,499	3,768	3,628	28,649	427,249

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$35,139	$19,596	$15,399	$9,605	$10,273	$4,786	$8,486	$103,284
Special Mention - RR 7	255	—	50	—	—	—	—	305
Substandard - RR 8	1,155	8	914	341	302	337	3,950	7,007
Doubtful - RR 9	29	—	—	—	—	—	—	29
Total	36,578	19,604	16,363	9,946	10,575	5,123	12,436	110,625

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$697,439	$496,476	$442,264	$293,072	$254,747	$251,219	$96,098	$2,531,315
Special Mention - RR 7	13,452	6,139	2,956	4,466	4,957	20,545	—	52,515
Substandard - RR 8	19,119	20,572	4,516	12,956	38,956	25,438	2,779	124,336
Doubtful - RR 9	52	163	—	—	217	306	—	738
Total	730,062	523,350	449,736	310,494	298,877	297,508	98,877	2,708,904

Other real estate secured:
Pass - RR 1 through RR 6	$146,803	$376,765	$347,472	$48,626	$89,824	$23,680	$12,116	$1,045,286
Special Mention - RR 7	—	—	—	—	—	841	—	841
Substandard - RR 8	18,649	14	18	—	556	122	—	19,359
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	165,452	376,779	347,490	48,626	90,380	24,643	12,116	1,065,486

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$262,544	$425,936	$81,476	$14,074	$2,464	$—	$7,735	$794,229
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	754	—	—	—	—	—	—	754
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	263,298	425,936	81,476	14,074	2,464	—	7,735	794,983

Commercial and industrial loans:
Pass - RR 1 through RR 6	$444,304	$165,163	$77,611	$77,985	$59,131	$43,214	$372,486	$1,239,894
Special Mention - RR 7	677	45	—	—	—	—	240	962
Substandard - RR 8	12,090	1,814	9,737	3,735	2,160	5,024	33,380	67,940
Doubtful - RR 9	151	95	—	—	32	4	—	282
Total	457,222	167,117	87,348	81,720	61,323	48,242	406,106	1,309,078

State and other political subdivision loans:
Pass - RR 1 through RR 6	$250,363	$79,595	$41,334	$113,817	$132,634	$372,831	$1,446	$992,020
Special Mention - RR 7	—	—	—	—	—	4,018	—	4,018
Substandard - RR 8	—	—	—	247	—	4,491	—	4,738
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	250,363	79,595	41,334	114,064	132,634	381,340	1,446	1,000,776

Other commercial loans:
Pass - RR 1 through RR 6	$101,230	$70,990	$20,769	$9,723	$33,481	$30,715	$225,533	$492,441
Special Mention - RR 7	7,500	—	—	—	—	—	11,333	18,833
Substandard - RR 8	381	2,099	683	6	707	—	9,948	13,824
Doubtful - RR 9	2	—	—	—	—	23	—	25
Total	109,113	73,089	21,452	9,729	34,188	30,738	246,814	525,123

Total commercial LHFI	$2,304,725	$1,731,911	$1,072,826	$593,152	$634,209	$791,222	$814,179	$7,942,224

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$47,336	$24,174	$8,496	$2,036	$1,447	$2,868	$—	$86,357
Past due 30-89 days	—	318	20	—	1	12	—	351
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	99	—	99
Total	47,336	24,492	8,516	2,036	1,448	2,979	—	86,807

Other secured by 1-4 family residential properties:
Current	$20,864	$10,253	$12,037	$4,177	$2,082	$11,124	$348,830	$409,367
Past due 30-89 days	93	12	—	13	—	133	1,058	1,309
Past due 90 days or more	—	—	—	—	—	30	22	52
Nonaccrual	6	44	121	428	—	382	2,398	3,379
Total	20,963	10,309	12,158	4,618	2,082	11,669	352,308	414,107

Secured by nonfarm, nonresidential properties:
Current	$109	$—	$—	$4	$—	$9	$—	$122
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	109	—	—	4	—	9	—	122

Other real estate secured:
Current	$107	$—	$38	$37	$96	$200	$—	$478
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	107	—	38	37	96	200	—	478

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$289,521	$214,056	$173,324	$92,564	$109,031	$321,250	$—	$1,199,746
Past due 30-89 days	499	93	753	366	1,080	799	—	3,590
Past due 90 days or more	159	214	208	127	—	549	—	1,257
Nonaccrual	283	711	2,024	682	239	7,868	—	11,807
Total	290,462	215,074	176,309	93,739	110,350	330,466	—	1,216,400

Consumer loans:
Current	$65,370	$25,303	$13,140	$3,893	$1,257	$345	$53,669	$162,977
Past due 30-89 days	524	158	67	19	7	3	305	1,083
Past due 90 days or more	77	—	4	—	—	—	159	240
Nonaccrual	12	4	55	13	2	—	—	86
Total	65,983	25,465	13,266	3,925	1,266	348	54,133	164,386

Total consumer LHFI	$424,960	$275,340	$210,287	$104,359	$115,242	$345,671	$406,441	$1,882,300

Total LHFI	$2,729,685	$2,007,251	$1,283,113	$697,511	$749,451	$1,136,893	$1,220,620	$9,824,524

Past Due LHFS

LHFS past due 90 days or more totaled $109.6 million and $119.4 million at March 31, 2021 and December 31, 2020, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2021 or 2020.

ACL on LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 326-20 as well as applicable regulatory guidance.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL for LHFI is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	Prime Rate, National GDP
		Lots and development	DCF	Prime Rate, Southern Unemployment
		Unimproved land	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - office	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied- Retail	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	WARM	Prime Rate, National Unemployment
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	Southern Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans	Other commercial loans	Other loans	DCF	Prime Rate, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools.  To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.  The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD.  However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting have changed rapidly.  At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019.  During this period, a traditional, albeit severe, economic recession occurred.  Thus, econometric models are sensitive to similar future levels of PD.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate.  The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects related to the COVID-19 pandemic, causing an overall decrease in quantitative reserve levels.

Qualitative factors used in the ACL methodology include the following:

•	Lending policies and procedures
•	Economic conditions and concentrations of credit
•	Nature and volume of the portfolio
•	Performance trends
•	External factors

While all these factors are incorporated into the overall methodology, only three are currently considered active: (i) economic conditions and concentrations of credit, (ii) performance trends and (iii) external factors.

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

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics).  During the third quarter of 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled probability of default (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals, and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve.  The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings, thus a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$5,058	$5,058	$5,885	537,017	$542,902
Other secured by 1-4 family residential properties	—	8,667	8,667	216	509,516	509,732
Secured by nonfarm, nonresidential properties	—	46,438	46,438	12,617	2,786,578	2,799,195
Other real estate secured	—	5,770	5,770	58	1,134,947	1,135,005
Other loans secured by real estate:
Other construction	—	5,124	5,124	—	799,186	799,186
Secured by 1-4 family residential properties	—	3,753	3,753	1,413	1,231,637	1,233,050
Commercial and industrial loans	5,721	14,445	20,166	10,983	1,312,294	1,323,277
Consumer loans	—	4,750	4,750	—	155,356	155,356
State and other political subdivision loans	1,644	1,371	3,015	3,914	1,032,780	1,036,694
Other commercial loans	2,094	4,356	6,450	5,610	443,697	449,307
Total	$9,459	$99,732	$109,191	$40,696	$9,943,008	$9,983,704

	December 31, 2020
	ACL			LHFI
	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,854	$6,854	$5,756	$508,300	$514,056
Other secured by 1-4 family residential properties	—	9,928	9,928	454	524,278	524,732
Secured by nonfarm, nonresidential properties	—	48,523	48,523	12,037	2,696,989	2,709,026
Other real estate secured	—	7,382	7,382	60	1,065,904	1,065,964
Other loans secured by real estate:
Other construction	—	8,158	8,158	—	794,983	794,983
Secured by 1-4 family residential properties	—	5,143	5,143	1,441	1,214,959	1,216,400
Commercial and industrial loans	579	14,272	14,851	14,076	1,295,002	1,309,078
Consumer loans	—	5,838	5,838	—	164,386	164,386
State and other political subdivision loans	1,700	1,490	3,190	3,970	996,806	1,000,776
Other commercial loans	2,100	5,339	7,439	5,615	519,508	525,123
Total	$4,379	$112,927	$117,306	$43,409	$9,781,115	$9,824,524

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$117,306	$84,277
FASB ASU 2016-13 adoption adjustments:
LHFI	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	815
Acquired loans ACL adjustment	—	1,007
Loans charged-off	(1,245)	(5,545)
Recoveries	3,631	2,468
Net (charge-offs) recoveries	2,386	(3,077)
PCL	(10,501)	20,581
Balance at end of period	$109,191	$100,564

The following tables detail changes in the ACL by loan class for the periods presented ($ in thousands):

	Three Months Ended March 31, 2021
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,854	$—	$766	$(2,562)	$5,058
Other secured by 1-4 family residential properties	9,928	(26)	71	(1,306)	8,667
Secured by nonfarm, nonresidential properties	48,523	—	30	(2,115)	46,438
Other real estate secured	7,382	—	6	(1,618)	5,770
Other loans secured by real estate:
Other construction	8,158	—	1	(3,035)	5,124
Secured by 1-4 family residential properties	5,143	—	100	(1,490)	3,753
Commercial and industrial loans	14,851	(23)	1,287	4,051	20,166
Consumer loans	5,838	(442)	362	(1,008)	4,750
State and other political subdivision loans	3,190	—	—	(175)	3,015
Other commercial loans	7,439	(754)	1,008	(1,243)	6,450
Total	$117,306	$(1,245)	$3,631	$(10,501)	$109,191

The decreases in the PCL for the three months ended March 31, 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate.

The PCL for the commercial and industrial loan portfolio increased $4.1 million during the three months ended March 31, 2021 primarily due to loans being specifically reserved.

	Three Months Ended March 31, 2020
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

Note 4 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$66,464	$79,394
Origination of servicing assets	7,978	3,649
Change in fair value:
Due to market changes	13,696	(23,999)
Due to run-off	(5,103)	(2,607)
Balance at end of period	$83,035	$56,437

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At March 31, 2021, the fair value of the MSR included an assumed average prepayment speed of 11 CPR and an average discount rate of 9.54% compared to an assumed average prepayment speed of 17 CPR and an average discount rate of 9.52% at March 31, 2020.

Mortgage Loans Serviced/Sold

During the first three months of 2021 and 2020, Trustmark sold $659.4 million and $317.1 million, respectively, of residential mortgage loans.  Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $19.5 million for the first three months of 2021 compared to $14.3 million for the first three months of 2020.

The table below details the mortgage loans sold and serviced for others at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Federal National Mortgage Association	$4,665,443	$4,629,670
Government National Mortgage Association	2,989,922	2,960,760
Federal Home Loan Mortgage Corporation	45,621	50,459
Other	15,330	16,201
Total mortgage loans sold and serviced for others	$7,716,316	$7,657,090

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  The total mortgage loan servicing putback expenses are included in other expense.  At both March 31, 2021 and 2020, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At March 31, 2021, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$11,651	$29,248
Additions	—	336
Disposals	(850)	(3,741)
Write-downs	(150)	(996)
Balance at end of period	$10,651	$24,847

Gains (losses), net on the sale of other real estate included in other real estate expense	$59	$(70)

At March 31, 2021 and December 31, 2020, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Construction, land development and other land properties	$3,624	$3,857
1-4 family residential properties	1,334	1,349
Nonfarm, nonresidential properties	5,693	6,445
Total other real estate	$10,651	$11,651

At March 31, 2021 and December 31, 2020, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Alabama	$3,085	$3,271
Mississippi (1)	7,566	8,330
Tennessee (2)	—	50
Total other real estate	$10,651	$11,651

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At both March 31, 2021 and December 31, 2020, the balance of other real estate included $1.3 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At March 31, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $710 thousand and $424 thousand, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Finance leases:
Amortization of right-of-use assets	$384	$497
Interest on lease liabilities	57	67
Operating lease cost	1,305	1,290
Short-term lease cost	119	109
Variable lease cost	307	347
Sublease income	(76)	(99)
Net lease cost	$2,096	$2,211

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Finance leases:
Operating cash flows included in operating activities	$57	$67
Financing cash flows included in payments under finance lease obligations	354	459
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	1,009	1,246
Operating cash flows (liability reduction) included in other operating activities, net	967	970

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Finance lease right-of-use assets, net of accumulated depreciation	$7,179	$7,471
Finance lease liabilities	7,544	7,805
Operating lease right-of-use assets	33,704	30,901
Operating lease liabilities	35,389	32,290

Weighted-average lease term:
Finance leases	8.41 years	8.53 years
Operating leases	9.20 years	8.65 years

Weighted-average discount rate:
Finance leases	3.11%	3.10%
Operating leases	3.25%	3.41%

At March 31, 2021, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2021 (excluding the three months ended March 31, 2021)	$1,242	$3,826
2022	1,597	4,727
2023	885	4,619
2024	572	4,731
2025	584	4,752
Thereafter	3,868	18,305
Total minimum lease payments	8,748	40,960
Less imputed interest	(1,204)	(5,571)
Lease liabilities	$7,544	$35,389

Note 7 – Deposits

At March 31, 2021 and December 31, 2020, deposits consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$4,705,991	$4,349,010
Interest-bearing demand	3,716,174	3,646,246
Savings	4,641,133	4,647,610
Time	1,320,142	1,405,898
Total	$14,383,440	$14,048,764

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $138.5 million and $156.1 million at March 31, 2021 and December 31, 2020, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of March 31, 2021, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$104,301	$115,357
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	7,410	12,696
Total securities sold under repurchase agreements	$111,711	$128,053

Note 9 – Revenue from Contracts with Customers

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net.  Other real estate sales for the three months ended March 31, 2021 resulted in a net gain of $59 thousand, compared to a net loss of $70 thousand for the three months ended March 31, 2020.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$7,338	$—	$7,338	$10,012	$—	$10,012
Bank card and other fees	7,184	2,280	9,464	6,726	(1,377)	5,349
Mortgage banking, net	—	20,804	20,804	—	27,483	27,483
Wealth management	18	—	18	86	—	86
Other, net	1,388	640	2,028	1,764	482	2,246
Total noninterest income	$15,928	$23,724	$39,652	$18,588	$26,588	$45,176

Wealth Management Segment
Service charges on deposit accounts	$18	$—	$18	$20	$—	$20
Bank card and other fees	8	—	8	6	—	6
Wealth management	8,398	—	8,398	8,451	—	8,451
Other, net	32	7	39	26	13	39
Total noninterest income	$8,456	$7	$8,463	$8,503	$13	$8,516

Insurance Segment
Insurance commissions	$12,445	$—	$12,445	$11,550	$—	$11,550
Other, net	23	—	23	22	—	22
Total noninterest income	$12,468	$—	$12,468	$11,572	$—	$11,572

Consolidated
Service charges on deposit accounts	$7,356	$—	$7,356	$10,032	$—	$10,032
Bank card and other fees	7,192	2,280	9,472	6,732	(1,377)	5,355
Mortgage banking, net	—	20,804	20,804	—	27,483	27,483
Insurance commissions	12,445	—	12,445	11,550	—	11,550
Wealth management	8,416	—	8,416	8,537	—	8,537
Other, net	1,443	647	2,090	1,812	495	2,307
Total noninterest income	$36,852	$23,731	$60,583	$38,663	$26,601	$65,264
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

Note 10 – Defined Benefit and Other Postretirement Benefits

Qualified Pension Plan

Trustmark maintains a noncontributory tax-qualified defined benefit pension plan titled the Trustmark Corporation Pension Plan for Certain Employees of Acquired Financial Institutions (the Continuing Plan) to satisfy commitments made by Trustmark to associates covered through plans obtained in acquisitions.

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Service cost	$63	$64
Interest cost	43	60
Expected return on plan assets	(33)	(38)
Recognized net actuarial loss	149	81
Net periodic benefit cost	$222	$167

For the plan year ending December 31, 2021, Trustmark’s minimum required contribution to the Continuing Plan is $324 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2021 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees.  The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees.  Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan.  The annual measurement date for the plan is December 31.  As a result of mergers prior to 2014, Trustmark became the administrator of small nonqualified supplemental retirement plans, for which the plan benefits were frozen prior to the merger date.

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Service cost	$19	$19
Interest cost	293	414
Amortization of prior service cost	28	37
Recognized net actuarial loss	306	246
Net periodic benefit cost	$646	$716

Note 11 – Stock and Incentive Compensation

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended March 31, 2021
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	145,042	301,619
Granted	53,273	173,272
Released from restriction	(44,536)	(111,444)
Forfeited	(9,225)	(891)
Nonvested shares, end of period	144,554	362,556

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Performance awards and units	$(118)	$(513)
Time-vested awards and units	2,299	1,907
Total compensation expense	$2,181	$1,394

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At March 31, 2021 and 2020, Trustmark had unused commitments to extend credit of $4.711 billion and $4.219 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At March 31, 2021 and 2020, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $107.5 million and $106.9 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of March 31, 2021 and 2020, the fair value of collateral held was $21.5 million and $25.8 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2021 and December 31, 2020.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$38,572	$—
FASB ASU 2016-13 adoption adjustment	—	29,638
Credit loss expense related to off-balance sheet credit exposures	(9,367)	6,783
Balance at end of period	$29,205	$36,421

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense.  The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2021 was primarily due to improvements of the overall economy and macroeconomic factors used to determine the necessary reserves for off-balance sheet credit exposures.

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

On May 3, 2019, individual investors and entities filed motions to intervene in the action.  On September 18, 2019, the court denied the motions to intervene.  On October 14, 2019, certain of the proposed intervenors filed a notice of appeal. On February 3, 2021, the Fifth Circuit Court of Appeals affirmed the denial of the motions to intervene; this decision was affirmed by a panel of the Fifth Circuit on March 12, 2021.

On February 12, 2021, all defendants (including TNB) filed a motion for summary judgment with respect to OSIC claims that applied to all defendants.  In addition, on the same date, TNB filed a separate motion for summary judgment with respect to aspects of OSIC claims that applied specifically to TNB.  On March 19, 2021, OSIC filed notice with the court that it was abandoning as against all of the defendants (including TNB) the five claims described above.  As a result, only the claims for (i) aiding, abetting and participating in breaches of fiduciary duty, (ii) aiding, abetting and participating in violations of the Texas Securities Act, and (iii) punitive damages remain as against TNB.  On March 19, 2021, OSIC also filed responses to defendants’ motions for summary judgment.  Briefing on the defendants’ (including TNB’s) summary judgment motions in respect of these remaining claims continues.

The parties to the action have agreed that the case is to be tried in the District Court for the Southern District of Texas, and it is Trustmark’s understanding that the judge of the District Court for the Northern District of Texas to whom the case is currently assigned has agreed to this transfer, but he has yet to formally remand the case to the Southern District of Texas.  However, on March 25, 2021, the judge to whom the case is currently assigned in the District Court for the Northern District of Texas rescinded his previously-issued trial scheduling orders so that the Southern District of Texas could set scheduling for this case once the case has in fact been remanded.

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

On April 11, 2016, Trustmark learned that a different Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants.  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in a litigation commenced against TD Bank brought by the Joint Liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  Trustmark understands that trial has commenced in this matter in the Ontario court.  To date, TNB has not been served in connection with this action, nor has it made any appearance in this action.

On November 1, 2019, TNB was named as a defendant in a complaint filed by Paul Blaine Smith, Carolyn Bass Smith and other plaintiffs identified therein (the Smith Complaint).  The Smith Complaint was filed in Texas state court (District Court, Harris County, Texas) and named TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants.  The Smith Complaint relates to the collapse of the Stanford Financial Group, as does the other pending litigation relating to Stanford summarized above.  Plaintiffs in the Smith Complaint have demanded a jury trial.

On January 15, 2020, the court granted Stanford Financial Group receiver’s motion to stay the Texas state court action.  On February 26, 2020, the lawsuit was removed to federal court in the Southern District of Texas by TNB.  Trustmark and its counsel are carefully evaluating the Smith Complaint in the form that is publicly available, and will update the foregoing description to the extent that additional material facts are ascertained.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Basic shares	63,396	63,757
Dilutive shares	167	157
Diluted shares	63,563	63,914

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted-average antidilutive stock awards	74	52

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense paid on deposits and borrowings	$7,247	$16,807
Noncash transfers from loans to other real estate	—	336
Finance right-of-use assets resulting from lease liabilities	92	—
Operating right-of-use assets resulting from lease liabilities	3,863	671

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2020 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at March 31, 2021 and December 31, 2020.  Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2021, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2021.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2021 and December 31, 2020 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,427,077	11.71%	7.00%	n/a
Trustmark National Bank	1,446,395	11.87%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,487,077	12.20%	8.50%	n/a
Trustmark National Bank	1,446,395	11.87%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,714,872	14.07%	10.50%	n/a
Trustmark National Bank	1,551,313	12.73%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,487,077	9.11%	4.00%	n/a
Trustmark National Bank	1,446,395	8.87%	4.00%	5.00%

At December 31, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,395,844	11.62%	7.00%	n/a
Trustmark National Bank	1,412,015	11.75%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,455,844	12.11%	8.50%	n/a
Trustmark National Bank	1,412,015	11.75%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,696,794	14.12%	10.50%	n/a
Trustmark National Bank	1,530,044	12.73%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,455,844	9.33%	4.00%	n/a
Trustmark National Bank	1,412,015	9.07%	4.00%	5.00%

Stock Repurchase Program

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark resumed the repurchase of its shares in January 2021.  Under this authority, Trustmark repurchased approximately 145 thousand shares of its outstanding common stock valued at $4.2 million during three months ended March 31, 2021.  The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  There is no guarantee as to the number of shares that will be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

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

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(21,800)	$5,450	$(16,350)	$40,507	$(10,127)	$30,380
Change in net unrealized holding loss on securities transferred to held to maturity	711	(178)	533	861	(215)	646
Total securities available for sale and transferred securities	(21,089)	5,272	(15,817)	41,368	(10,342)	31,026
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	37	(9)	28
Recognized net loss due to lump sum settlements	—	—	—	—	—	—
Change in net actuarial loss	455	(114)	341	326	(82)	244
Total pension and other postretirement benefit plans	483	(121)	362	363	(91)	272
Total other comprehensive income (loss)	$(20,606)	$5,151	$(15,455)	$41,731	$(10,433)	$31,298

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$17,331	$(18,382)	$(1,051)
Other comprehensive income (loss) before reclassification	(15,817)	—	(15,817)
Amounts reclassified from accumulated other comprehensive income (loss)	—	362	362
Net other comprehensive income (loss)	(15,817)	362	(15,455)
Balance at March 31, 2021	$1,514	$(18,020)	$(16,506)

Balance at January 1, 2020	$(8,017)	$(15,583)	$(23,600)
Other comprehensive income (loss) before reclassification	31,026	—	31,026
Amounts reclassified from accumulated other comprehensive income (loss)	—	272	272
Net other comprehensive income (loss)	31,026	272	31,298
Balance at March 31, 2020	$23,009	$(15,311)	$7,698

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the three months ended March 31, 2021 and the year ended December 31, 2020.

	March 31, 2021
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$17,349	$—	$17,349	$—
Obligations of states and political subdivisions	5,798	—	5,798	—
Mortgage-backed securities	2,314,529	—	2,314,529	—
Securities available for sale	2,337,676	—	2,337,676	—
Loans held for sale	412,999	—	412,999	—
Mortgage servicing rights	83,035	—	—	83,035
Other assets - derivatives	26,888	96	22,687	4,105
Other liabilities - derivatives	18,592	6,712	11,880	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	5,835	—	5,835	—
Mortgage-backed securities	1,967,939	—	1,967,939	—
Securities available for sale	1,991,815	—	1,991,815	—
Loans held for sale	446,951	—	446,951	—
Mortgage servicing rights	66,464	—	—	66,464
Other assets - derivatives	47,768	145	38,063	9,560
Other liabilities - derivatives	5,324	666	4,658	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	8,593	2,748
Additions	7,978	—
Sales	—	(8,203)
Balance, March 31, 2021	$83,035	$4,105

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2021	$13,696	$1,579

Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(26,606)	9,606
Additions	3,649	—
Sales	—	(1,219)
Balance, March 31, 2020	$56,437	$9,826

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2020	$(23,999)	$4,428

(1)

Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at March 31, 2021, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell.  Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  At March 31, 2021, Trustmark had outstanding balances of $40.7 million with a related ACL of $9.5 million in collateral-dependent LHFI, compared to outstanding balances of $43.4 million with a related ACL of $4.4 million in collateral-dependent LHFI at December 31, 2020.  The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $521 thousand were remeasured during the first three months of 2021, requiring write-downs of $47 thousand to reach their current fair values compared to $3.1 million of foreclosed assets that were remeasured during the first three months of 2020, requiring write-downs of $357 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2021 and December 31, 2020, are as follows ($ in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$1,774,541	$1,774,541	$1,952,554	$1,952,554
Securities held to maturity	493,738	515,296	538,072	563,115
Level 3 Inputs:
Net LHFI and PPP loans	10,554,238	10,534,228	10,317,352	10,312,395

Financial Liabilities:
Level 2 Inputs:
Deposits	14,383,440	14,385,049	14,048,764	14,052,863
Federal funds purchased and securities sold under repurchase agreements	160,991	160,991	164,519	164,519
Other borrowings	145,994	145,993	168,252	168,252
Subordinated notes	122,877	128,438	122,921	127,500
Junior subordinated debt securities	61,856	46,392	61,856	46,083

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three months ended March 31, 2021, a net loss of $10.6 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $7.7 million for the three months ended March 31, 2020.  Interest and fees on LHFS and LHFI for the three months ended March 31, 2021 included $2.1 million of interest earned on LHFS accounted for under the fair value option, compared to $1.3 million for the three months ended March 31, 2020.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $123.4 million and $141.2 million at March 31, 2021 and December 31, 2020, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Fair value of LHFS	$289,612	$305,791
LHFS contractual principal outstanding	284,827	290,625
Fair value less unpaid principal	$4,785	$15,166

Note 17 – Derivative Financial Instruments

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $379.0 million at March 31, 2021 compared to $326.5 million at December 31, 2020.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $270 thousand and $9.9 million for the three months ended March 31, 2021 and 2020, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $353.5 million at March 31, 2021, with a positive valuation adjustment of $6.5 million, compared to $377.5 million, with a negative valuation adjustment of $3.1 million, at December 31, 2020.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $255.6 million at March 31, 2021, with a positive valuation adjustment of $4.1 million, compared to $329.3 million, with a positive valuation adjustment of $9.6 million, at December 31, 2020.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral.  As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.  At March 31, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.172 billion related to this program, compared to $1.125 billion at December 31, 2020.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At March 31, 2021 and December 31, 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $980 thousand and $1.3 million, respectively.  At March 31, 2021, Trustmark had posted collateral of $1.3 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At March 31, 2021, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $49.3 million compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020.  At March 31, 2021, Trustmark had entered into twenty-two risk participation agreements as a guarantor with an aggregate notional amount of $172.0 million compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $172.0 million at December 31, 2020. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2021 and December 31, 2020.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at March 31, 2021 and December 31, 2020 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$96	$145
OTC written options (rate locks) included in other assets	4,105	9,560
Interest rate swaps included in other assets (1)	22,586	37,974
Credit risk participation agreements included in other assets	101	89
Futures contracts included in other liabilities	4,874	34
Forward contracts included in other liabilities	6,538	3,145
Exchange traded written options included in other liabilities	1,838	632
Interest rate swaps included in other liabilities (1)	5,269	1,313
Credit risk participation agreements included in other liabilities	73	200

(1)

In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2021	2020
Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(9,198)	$33,486
Amount of gain (loss) recognized in bank card and other fees	1,602	(1,660)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$22,586	$—	$22,586	$—	$—	$22,586

Offsetting of Derivative Liabilities
As of March 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$5,269	$—	$5,269	$—	$(1,310)	$3,959

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$37,974	$—	$37,974	$—	$—	$37,974

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,313	$—	$1,313	$—	$(1,313)	$—

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance.  For a complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2020 Annual Report.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
General Banking
Net interest income	$101,108	$102,403
Provision for credit losses	(10,499)	18,374
Noninterest income	39,652	45,176
Noninterest expense	94,597	106,450
Income before income taxes	56,662	22,755
Income taxes	8,123	2,091
General banking net income	$48,539	$20,664

Selected Financial Information
Total assets	$16,555,481	$13,663,877
Depreciation and amortization	$10,864	$8,794

Wealth Management
Net interest income	$1,231	$1,504
Provision for credit losses	(2)	2,207
Noninterest income	8,463	8,516
Noninterest expense	8,194	8,516
Income before income taxes	1,502	(703)
Income taxes	376	(176)
Wealth management net income	$1,126	$(527)

Selected Financial Information
Total assets	$243,132	$280,181
Depreciation and amortization	$68	$67

Insurance
Net interest income	$(3)	$45
Noninterest income	12,468	11,572
Noninterest expense	9,390	8,844
Income before income taxes	3,075	2,773
Income taxes	778	692
Insurance net income	$2,297	$2,081

Selected Financial Information
Total assets	$79,700	$75,771
Depreciation and amortization	$194	$135

Consolidated
Net interest income	$102,336	$103,952
Provision for credit losses	(10,501)	20,581
Noninterest income	60,583	65,264
Noninterest expense	112,181	123,810
Income before income taxes	61,239	24,825
Income taxes	9,277	2,607
Consolidated net income	$51,962	$22,218

Selected Financial Information
Total assets	$16,878,313	$14,019,829
Depreciation and amortization	$11,126	$8,996

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

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

Pending Accounting Pronouncements

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  Issued in March 2020, ASU 2020-04 seeks to provided additional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting.  The FASB issued ASU 2020-04 is response to concerns about the structural risks of interbank offered rates (IBORs) and, in particular, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used.  Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation.  Stakeholders have raised operational challenges likely to arise with the reference rate reform, particularly related to contract modifications and hedge accounting.  The amendments of ASU 2020-04, which are elective and apply to all entities, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by the reference rate reform if certain criteria are met.  The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform.  The optional expedients for contract modifications should be applied consistently for all contracts or transactions within the relevant Codification Topic or Subtopic or Industry Subtopic that contains the related guidance.  The optional expedients for hedging relationships can be elected on an individual hedging relationship basis.  As the guidance in ASU 2020-04 is intended to assist entities during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022.  Management is currently evaluating the impact to Trustmark as a result of the potential discontinuance of LIBOR, and a determination cannot be made at this time as to the impact the amendments of ASU 2020-04 or the reference rate reform will have on its consolidated financial statements.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At March 31, 2021, TNB had total assets of $16.876 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 181 offices and 2,793 full-time equivalent associates (measured at March 31, 2021) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020 (2020 Annual Report).

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years, and remains focused on providing support, advice and solutions to meet its customers’ unique needs.  Trustmark’s financial performance during the first quarter of 2021 reflect solid growth in loans held for investment (LHFI) of $159.2 million, or 1.6%, and deposits of $334.7 million, or 2.4%.  Mortgage banking revenue remained strong during the first quarter following record setting levels in the prior quarter.  Improvement in the economic outlook resulted in negative provision and expense for credit losses, which also contributed to earnings for the first three months of 2021.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable June 15, 2020, to shareholders of record on June 1, 2020.

Recent Economic and Industry Developments

The COVID-19 pandemic and actions taken to mitigate the spread of it have had and may continue to have an adverse impact on economic activity globally, nationally and locally, including the geographical area in which Trustmark operates and industries in which Trustmark regularly extends credit.  For additional information regarding Trustmark’s exposure to industries impacted by the COVID-19 pandemic, please see the section captioned “Exposure to COVID-19 Stressed Industries.”  Economic activity during the first three months of 2021 increased as certain restrictions were lifted following the availability of the COVID-19 vaccination; however, restrictions remain in place for many areas and the long-term effectiveness of the vaccine and the full impact of the COVID-19 pandemic on economies and financial markets remains unknown.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and resulted in a number of actions by the FRB during 2020 and continuing in 2021.  Market interest rates declined to and remain at historical lows.  During 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic.  The FRB reduced the interest that it pays on excess reserves from 1.60% to 0.10% during 2020.  These rates have continued into the first quarter of 2021.  The prolonged reduction in interest rates has had and is expected to continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark.

In the April 2021 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from February 22, 2021 through April 5, 2021) increased to a moderate pace; however, changes in economic activities remained varied by sector.  Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•

Consumer spending strengthened.  Reports on tourism were more optimistic, bolstered by an increase in demand for leisure activities and travel, which was attributed to spring break, an easing of pandemic-related restrictions, increased vaccinations and recent stimulus payments among other factors.  Auto sales grew and nonfinancial service generally improved, partly supported by strengthening demand for transportation, professional and business, and leisure and hospitality services.

•

Manufacturing activity continued to expand, despite widespread supply chain disruptions, with half the Districts reporting robust growth, including each of the Districts in which Trustmark operates.  Activity in the energy sector were mixed as coal production declined, while oil and gas drilling was flat to up.

•

Residential real estate activity remained strong, as sustained high demand and tight supply of single-family homes further pushed up prices.  Builders noted ongoing production challenges, including rising costs.  Reports on commercial real estate and construction varied, with activity in the hotel, office and retail segments generally remaining weak.

•

Prices accelerated slightly, with many Districts reporting moderate price increases and some reporting prices rose more robustly.  Input costs rose across the board, but especially in the manufacturing, construction, retail and transportation sectors (specifically, metals, lumber, food and fuel prices).  Cost increases were partly attributed to ongoing supply chain disruptions, temporarily exacerbated by winter weather events in some cases.  There were widespread reports of increased selling prices, but typically not on pace with rising costs.

•

Employment growth increased, with most Districts, including each of the Districts in which Trustmark operates, noting modest to moderate increases in headcounts.  The pace of job growth varied by industry but was generally strongest in manufacturing, construction and leisure and hospitality.  Hiring remained a widespread challenge, particularly for low-wage or hourly workers, restraining job growth in some cases.  Wage growth accelerated slightly overall, with more significant wage pressures in industries like manufacturing and construction where finding and retaining workers was particularly difficult.

•	Banking contacts in most Districts saw modest to moderate increases in loan volumes.
•	Outlooks were more optimistic, boosted in part by an acceleration in COVID-19 vaccinations.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above.  The Federal Reserve’s Sixth District also noted that banking conditions were steady, cash balances continued to increase as deposits remained elevated, loan demand weakened, net interest margins remained compressed, financial institutions continued to add to their securities portfolios, loan balances remained flat across most portfolios with commercial real estate balances declining slightly and increases to loan loss reserves slowed as credit quality had not deteriorated. The Federal Reserve’s Eighth District also reported that banking conditions improved moderately as outstanding loan volumes increased moderately, noting strong growth in residential real estate lending and slight growth in consumer and commercial loans, banks reported ample liquidity, high asset quality and decreasing deferral requests on loan payments, and demand for the second round of Paycheck Protection Program (PPP) loans was much lower than for the first round. The Federal Reserve’s Eleventh District also reported that drilling and completion activity rose further, oil field services firms noted improved margin outlooks and a pickup in hiring driven by higher demand, exploration and production firms said they expect continued incremental increases in drilling and completion activity in the second quarter, and sentiment in the oil and gas industry was notably improved, however, contacts remain anxious about the adverse impact of tighter federal regulations, ample spare capacity and worsening COVID-19 statistics in Europe relating to demand, profitability and pricing.

It is unknown what the complete financial effect of the COVID-19 pandemic will be on Trustmark.  It is reasonably possible that estimates made in the financial statements, including the expected credit losses on loans and off-balance sheet credit exposures, could be materially and adversely impacted in the near term as a result of the adverse conditions associated with the COVID-19 pandemic.

Exposure to COVID-19 Stressed Industries

The full impact of COVID-19 is unknown and continues to evolve rapidly. It has caused substantial disruption in international and the United States economies, markets and employment.  The pandemic has had and may continue to have a significant adverse impact on certain industries Trustmark serves.  The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the LHFI portfolio as of March 31, 2021:

•

Restaurants: Aggregate outstanding balance of $105.0 million, credit exposure of $116.0 million, 296 total loans, represents 1.0% of Trustmark’s outstanding LHFI portfolio, 86% of the loans are real estate secured, 40% are full-service restaurants, 58% are limited-service restaurants and 2% are other.

•

Hotels: Aggregate outstanding balance of $396.0 million, credit exposure of $425.0 million, 93 total loans, represents 4.0% of Trustmark’s outstanding LHFI portfolio, 99% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 92% operate under a major hotel chain.

•

Retail (Commercial Real Estate): Aggregate outstanding balance of $453.0 million, credit exposure of $524.0 million, 307 total loans, represents 4.5% of Trustmark’s outstanding LHFI portfolio, 21% are stand-alone buildings with strong essential services tenants, 1% are national grocery store-anchored, 19% are investment grade anchored centers, mall exposure in only one borrower with $5 million outstanding.
•

Energy: Aggregate outstanding balance of $106.4 million, credit exposure of $324.0 million, 114 total loans, represents 1.1% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.

•	Higher Risk Commercial and Industrial: Aggregate outstanding balance of $11.0 million, credit exposure of $14.0 million, one borrower.

COVID-19 Related Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance went on to explain that in consultation with the FASB staff that the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers that were current as of the implementation date of a relief program were not TDRs.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 were not TDRs.  On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  At March 31, 2021, the balance of loans remaining under some type of COVID-19 related concession totaled $28.1 million compared to $34.2 million at December 31, 2020.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Paycheck Protection Program

A provision in the CARES Act included initial funds for the creation of the PPP through the Small Business Administration (SBA) and Treasury Department.  The PPP is intended to provide loans to small businesses, sole proprietorships, independent contractors and self-employed individuals to pay their employees, rent, mortgage interest and utilities.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  The loans are 100% guaranteed by the SBA.  The SBA and Treasury Department released a series of rules, guidance documents and processes governing the PPP, including a streamlined process for loan forgiveness of PPP loans of $150 thousand or less.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of the relief provisions in certain respects of the CARES Act, and appropriated an additional funds to the PPP and permitted certain PPP borrowers to make “second draw” loans.  Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness.  The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

From April to August 2020, Trustmark originated PPP loans for qualified small businesses and other borrowers.  Trustmark resumed submitting PPP applications to the SBA on behalf of qualified small businesses and other borrowers under the CARES Act, as amended by the Consolidated Appropriations Act, 2021, in January 2021.  During the first quarter of 2021, Trustmark originated 4,774 PPP loans totaling $318.0 million ($301.5 million net of $16.5 million of deferred fees and costs).  At March 31, 2021, Trustmark had 7,456 PPP loans outstanding totaling $701.8 million ($679.7 million net of $22.1 million of deferred fees and costs), compared to 7,398 PPP loans outstanding totaling $623.0 million ($610.1 million net of 12.9 million of deferred fees and costs) at December 31, 2020.  During the first three months of 2021, PPP loans totaling $239.2 million were forgiven by SBA, compared to PPP loans totaling $346.9 million forgiven by the SBA during the fourth quarter of 2020.  Due to the amount and nature of the PPP loans, these loans are not included in Trustmark’s LHFI portfolio and are presented separately in the accompanying consolidated balance sheet.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin in 2021 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

Financial Highlights

Trustmark reported net income of $52.0 million, or basic and diluted earnings per share (EPS) of $0.82, in the first quarter of 2021, compared to $22.2 million, or basic and diluted EPS of $0.35, in the first quarter of 2020.  Trustmark’s reported performance during the quarter ended March 31, 2021 produced a return on average tangible equity of 15.56%, a return on average assets of 1.26%, an average equity to average assets ratio of 10.55% and a dividend payout ratio of 28.05%, compared to a return on average tangible equity of 7.34%, a return on average assets of 0.66%, an average equity to average assets ratio of 12.02% and a dividend payout ratio of 65.71% during the quarter ended March 31, 2020.

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended March 31, 2021 was $162.9 million, a decrease of $6.3 million, or 3.7%, when compared to the same time period in 2020.  The decrease in total revenue for the three months ended March 31, 2021 when compared to the same time period in 2020, resulted from a decline in noninterest income, primarily due to decreases in mortgage banking, net and service charges on deposit accounts, partially offset by an increase in bank card and other fees, as well as a decline in net interest income, primarily due to declines in interest and fees on LHFI and LHFS and interest on securities, partially offset by an increase in interest and fees on PPP loans and a decline in interest on deposits.  These factors are discussed in further detail below.

Net interest income for the three months ended March 31, 2021 totaled $102.3 million, a decrease of $1.6 million, or 1.6%, when compared to the same time period in 2020.  Interest income totaled $109.5 million for the three months ended March 31, 2021, a decline of $10.9 million, or 9.1%, when compared to the same time period in 2020, principally due to declines in interest and fees from LHFI and LHFS and interest on securities as a result of lower interest rates, partially offset by an increase in interest and fees from PPP loans.  Interest expense totaled $7.1 million for the three months ended March 31, 2021, a decrease of $9.3 million, or 56.6%, when compared to the same time period in 2020, principally due to the decline in interest on deposits as a result of lower interest rates.

Noninterest income for the three months ended March 31, 2021 totaled $60.6 million, a decrease of $4.7 million, or 7.2%, when compared to the same time period in 2020, primarily due to decreases in mortgage banking, net and service charges on deposit accounts, partially offset by an increase in bank cards and other fees.  Mortgage banking, net totaled $20.8 million for the three months ended March 31, 2021, a decrease of $6.7 million, or 24.3%, when compared to the same time period in 2020, principally due to a decline in the net hedge ineffectiveness and an increase in the MSR run-off partially offset by an increase in the gain on sales of loans, net.  Service charges on deposit accounts totaled $7.4 million for the three months ended March 31, 2021, a decrease of $2.7 million, or 26.7%, when compared to the same time period in 2020 principally due to a decline in the amount of non-sufficient funds (NSF) and overdraft occurrences on consumer deposit accounts primarily as a result of higher average customer account balances resulting from the various COVID-19 related stimulus programs.  Bank card and other fees totaled $9.5 million for the three months ended March 31, 2021, an increase of $4.1 million, or 76.9%, when compared to the same time period in 2020 principally due to revenue from customer derivatives.

Noninterest expense for the three months ended March 31, 2021 totaled $112.2 million, a decrease of $11.6 million, or 9.4%, when compared to the same time period in 2020.  The decrease in noninterest expense when the first three months of 2021 is compared to the same time period in 2020 was principally due to a decrease in the credit loss expense related to off-balance sheet credit exposures partially offset by increases in salaries and employee benefits and services and fees.  Salaries and employee benefits totaled $71.2 million for the three months ended March 31, 2021, an increase of $2.0 million, or 2.9%, when compared to the same time period in 2020.  The increase in salaries and employee benefits when the first quarter of 2021 is compared to the same time period in 2020 was principally due to higher commissions expense resulting from improvements in mortgage production, an increase in salary expenses as a result of general merit increases and increases in incentive stock compensation and other performance based incentives, partially offset by non-routine expenses related to the voluntary early retirement program completed by Trustmark during the first quarter of 2020.  Trustmark incurred $4.3 million of non-routine salaries and employee benefits expense during the first quarter of 2020 related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $6.3 million, or 9.7%, when the first three months of 2021 is compared to the same time period in 2020.  Services and fees totaled $22.5 million for the three months ended March 31, 2021, an increase of $2.6 million, or 12.8%, when compared to the same time period in 2020, primarily due to increases in legal fees related to ongoing litigation matters, service fees related to independent contractors and data processing charges related to software.

Trustmark’s provision for credit losses for the three months ended March 31, 2021 totaled a negative $10.5 million compared to a provision for credit losses of $20.6 million for the same time period in 2020.  Credit loss expense related to off-balance sheet credit exposures totaled a negative $9.4 million for the three months ended March 31, 2021 compared to $6.8 million for the same time period in 2020.  The decrease in both the provision for credit losses and the credit loss expense related to off-balance sheet credit exposures for the first three months of 2021 was primarily due to improvements in the macroeconomic forecast used in the quantitative calculation of the allowance for credit losses (ACL).  Please see the section captioned “Provision for Credit Losses” for additional information regarding the provision for credit losses.

At March 31, 2021, nonperforming assets totaled $74.2 million, a decrease of $614 thousand, or 0.8%, compared to December 31, 2020, primarily due to a decline in other real estate.  Nonaccrual LHFI totaled $63.5 million at March 31, 2021, an increase of $386 thousand, or 0.6%, relative to December 31, 2020, primarily due to LHFI placed on nonaccrual status largely offset by one large commercial credit which was returned to accrual status as well as pay-offs of nonaccrual LHFI in Trustmark’s Mississippi market region.  Other real estate totaled $10.7 million at March 31, 2021, a decline of $1.0 million, or 8.6%, compared to December 31, 2020, principally due to properties sold in Trustmark’s Mississippi, Alabama and Tennessee market regions.

LHFI totaled $9.984 billion at March 31, 2021, an increase of $159.2 million, or 1.6%, compared to December 31, 2020.  The increase in LHFI during the first three months of 2021 was primarily due to net growth in LHFI secured by real estate across all five market regions, partially offset by declines in other commercial LHFI in the Mississippi, Texas, Alabama and Florida market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.383 billion at March 31, 2021, an increase of $334.7 million, or 2.4%, compared to December 31, 2020, primarily reflecting deposits of proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During the first three months of 2021, noninterest-bearing deposits increased $357.0 million, or 8.2%, due to growth across all types of noninterest-bearing deposit accounts.  Interest-bearing deposits decreased $22.3 million, or 0.2%, during the first three months of 2021, primarily due to declines in public interest checking accounts and all categories of certificates of deposits, largely offset by growth in all other categories of interest-bearing deposit accounts.

Recent Legislative and Regulatory Developments

On March 5, 2021, the United Kingdom Financial Conduct Authority (FCA), which regulates London Interbank Offered Rate (LIBOR), confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021).  Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the Secured Overnight Funding Rate (SOFR), in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued.  The Federal Reserve and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including Trustmark.  For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2020 Annual Report.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2020 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Consolidated Statements of Income
Total interest income	$109,472	$120,394
Total interest expense	7,136	16,442
Net interest income	102,336	103,952
Provision for credit losses	(10,501)	20,581
Noninterest income	60,583	65,264
Noninterest expense	112,181	123,810
Income before income taxes	61,239	24,825
Income taxes	9,277	2,607
Net Income	$51,962	$22,218

Total Revenue (1)	$162,919	$169,216

Per Share Data
Basic EPS	$0.82	$0.35
Diluted EPS	0.82	0.35
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	11.98%	5.45%
Return on average tangible equity	15.56%	7.34%
Return on average assets	1.26%	0.66%
Average equity / average assets	10.55%	12.02%
Net interest margin (fully taxable equivalent)	2.81%	3.52%
Dividend payout ratio	28.05%	65.71%

Credit Quality Ratios (2)
Net charge-offs (recoveries) / average loans	-0.09%	0.13%
Provision for credit losses / average loans	-0.41%	0.86%
Nonaccrual LHFI / (LHFI + LHFS)	0.61%	0.54%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.71%	0.78%
ACL LHFI / LHFI	1.09%	1.05%
(1)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)	Excludes PPP loans.

March 31,	2021	2020
Consolidated Balance Sheets
Total assets	$16,878,313	$14,019,829
Securities	2,831,414	2,538,055
Total loans (LHFI + LHFS)	10,396,703	9,893,309
Deposits	14,383,440	11,575,764
Total shareholders' equity	1,759,705	1,652,399

Stock Performance
Market value - close	$33.66	$23.30
Book value	27.76	26.06
Tangible book value	21.59	19.92

Capital Ratios
Total equity / total assets	10.43%	11.79%
Tangible equity / tangible assets	8.30%	9.27%
Tangible equity / risk-weighted assets	11.23%	11.05%
Tier 1 leverage ratio (1)	9.11%	10.21%
Common equity Tier 1 risk-based capital ratio (1)	11.71%	11.35%
Tier 1 risk-based capital ratio (1)	12.20%	11.88%
Total risk-based capital ratio (1)	14.07%	12.78%
(1)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2021	2020
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,759,351	$1,640,070
Less: Goodwill		(385,155)	(380,671)
Identifiable intangible assets		(7,118)	(8,049)
Total average tangible equity		$1,367,078	$1,251,350

PERIOD END BALANCES
Total shareholders' equity		$1,759,705	$1,652,399
Less: Goodwill		(384,237)	(381,717)
Identifiable intangible assets		(6,724)	(7,537)
Total tangible equity	(a)	$1,368,744	$1,263,145

TANGIBLE ASSETS
Total assets		$16,878,313	$14,019,829
Less: Goodwill		(384,237)	(381,717)
Identifiable intangible assets		(6,724)	(7,537)
Total tangible assets	(b)	$16,487,352	$13,630,575
Risk-weighted assets	(c)	$12,188,988	$11,427,297

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$51,962	$22,218
Plus: Intangible amortization net of tax		500	609
Net income adjusted for intangible amortization		$52,462	$22,827
Period end shares outstanding	(d)	63,394,522	63,396,912

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		15.56%	7.34%
Tangible equity/tangible assets	(a)/(b)	8.30%	9.27%
Tangible equity/risk-weighted assets	(a)/(c)	11.23%	11.05%
Tangible book value	(a)/(d)*1,000	$21.59	$19.92

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,759,705	$1,652,399
CECL transitional adjustment (2)		26,829	26,476
AOCI-related adjustments		16,506	(7,698)
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,288)	(367,825)
Other adjustments and deductions for CET1 (3)		(5,675)	(6,269)
CET1 capital	(e)	1,427,077	1,297,083
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,487,077	$1,357,083

Common equity Tier 1 risk-based capital ratio	(e)/(c)	11.71%	11.35%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.
(3)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$51,962	$0.82	$22,218	$0.35

Significant non-routine transactions (net of taxes):
Voluntary early retirement program	—	—	3,281	0.05
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$51,962	$0.82	$25,499	$0.40

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	11.98%	n/a	5.45%	6.25%
Return on average tangible equity	15.56%	n/a	7.34%	8.39%
Return on average assets	1.26%	n/a	0.66%	0.75%

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

Net interest income-FTE for the three months ended March 31, 2021 decreased $1.8 million, or 1.7%, when compared with the same time period in 2020.  The net interest margin for the three months ended March 31, 2021 decreased 71 basis points to 2.81% when compared to the same time period in 2020.  The net interest margin excluding PPP loans and the balance held at the FRB of Atlanta, which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRB balance, as a percentage of average earning assets excluding average PPP loans and the FRB balance, was 2.99% for the three months ended March 31, 2021, a decrease of 56 basis points when compared to 3.55% for the same time period in 2020.  The decrease in the net interest margin excluding PPP loans and the balance held at the FRB of Atlanta for the three months ended March 31, 2021 compared to the same time period in 2020, was principally due to declines in the yield on the LHFI and LHFS and securities portfolios, partially offset by lower costs of interest-bearing deposits.

As of March 31, 2021, TNB had 7,456 PPP loans outstanding totaling $701.8 million.  Net of deferred fees and costs of $22.1 million, PPP loans totaled $679.7 million at March 31, 2021.  Processing fees earned by TNB as the originating lender are being amortized over the life of the loans.  Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2021 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

The average FRB balance for the three months ended March 31, 2021 and 2020 totaled $1.618 billion and $147.0 million, respectively, an increase of $1.471 billion, while interest earned on the FRB balance declined $168 thousand when the three months ended March 31, 2021 is compared to the same time period in 2020.  The yield on the FRB balance was 0.09% for the three months ended March 31, 2021, a decline of 140 basis points when compared to 1.49% for the three months ended March 31, 2020.  The decline in the yield on the FRB balance was the result of the FRB’s decision in March 2020 to reduce the interest that it pays on excess reserves from 1.60% to 0.10%.

Average interest-earning assets for the first three months of 2021 were $15.199 billion compared to $12.229 billion for the same time period in 2020, an increase of $2.971 billion, or 24.3%.  The increase in average earning assets during the first three months of 2021 was primarily due to increases in average other earning assets of $1.481 billion, average loans (LHFS and LHFI) of $638.1 million, or 6.6%, average PPP loans of $598.1 million and average securities of $253.7 million, or 10.7%.  The increase in average other earning assets when the first three months of 2021 is compared to the same time period in 2020, was primarily due to an increase in excess reserves held at the FRB as a result of the increase in customer deposit account balances.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $415.8 million, or 4.3%, increase in the LHFI portfolio when balances at March 31, 2021 are compared to balances at March 31, 2020.  This increase was principally due to net growth in loans secured by real estate, partially offset by net declines in commercial and industrial loans and other commercial loans.  The increase in average securities when the first three months of 2021 is compared to the same time period in 2020 was primarily due to purchase of securities available for sale, partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.

During the first three months of 2021, interest income-FTE totaled $112.4 million, a decrease of $11.1 million, or 9.0%, while the yield on total earning assets declined 106 basis points to 3.00% when compared to the first three months of 2020.  The decrease in interest income-FTE for the first three months of 2021 was primarily due to declines in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable, partially offset by the addition of interest and fees on PPP loans.  During the first three months of 2021, interest and fees on LHFS and LHFI-FTE declined $16.0 million, or 14.6%, when compared to the same time period in 2020, while the yield on loans (LHFS and LHFI) decreased 87 basis points to 3.67% as a result of lower interest rates.  During the first three months of 2021, interest on securities-taxable decreased $4.0 million, or 31.0%, while the yield on securities-taxable declined 85 basis points to 1.40% when compared to the same time period in 2020, primarily due to the run off of maturing investment securities and lower interest rates on securities available for sale purchased.  Interest and fees on PPP loans totaled $9.2 million for the three months ended March 31, 2021, while the yield on these loans was 6.27%.

Average interest-bearing liabilities for the first three months of 2021 totaled $10.293 billion compared to $8.843 billion for the same time period in 2020, an increase of $1.450 billion, or 16.4%.  The increase in average interest-bearing liabilities was primarily the result of the increase in average interest-bearing deposits.  Average interest-bearing deposits for the first three months of 2021 increased $1.326 billion, or 15.7%, when compared to the same time period in 2020, primarily due to growth in average savings deposits and interest-bearing demand deposits as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.

Interest expense for the first three months of 2021 totaled $7.1 million, a decrease of $9.3 million, or 56.6%, when compared with the same time period in 2020, while the rate on total interest-bearing liabilities decreased 47 basis points to 0.28%, primarily due to a decline in interest on deposits.  Interest on deposits decreased $9.7 million, or 65.1%, while the rate on interest-bearing deposits decreased 49 basis points to 0.22% when the first three months of 2021 is compared to the same time period in 2020, primarily due to lower interest rates, partially offset by the increase in average interest-bearing deposits.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$136	$—	—	$164	$—	—
Securities - taxable	2,587,349	8,938	1.40%	2,315,162	12,948	2.25%
Securities - nontaxable	29,260	290	4.02%	47,729	457	3.85%
PPP Loans	598,139	9,241	6.27%	—	—	—
Loans (LHFS and LHFI)	10,316,319	93,394	3.67%	9,678,174	109,357	4.54%
Other earning assets	1,667,906	503	0.12%	187,327	740	1.59%
Total interest-earning assets	15,199,109	112,366	3.00%	12,228,556	123,502	4.06%
Other assets	1,601,250			1,498,725
Allowance for credit losses, LHFI	(119,557)			(85,015)
Total Assets	$16,680,802			$13,642,266

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,774,518	5,223	0.22%	$8,448,377	14,957	0.71%
Federal funds purchased and securities sold under repurchase agreements	166,909	56	0.14%	247,513	625	1.02%
Other borrowings	351,657	1,857	2.14%	147,135	860	2.35%
Total interest-bearing liabilities	10,293,084	7,136	0.28%	8,843,025	16,442	0.75%
Noninterest-bearing demand deposits	4,363,559			2,910,951
Other liabilities	264,808			248,220
Shareholders' equity	1,759,351			1,640,070
Total Liabilities and Shareholders' Equity	$16,680,802			$13,642,266

Net Interest Margin		105,230	2.81%		107,060	3.52%

Less tax equivalent adjustment		2,894			3,108

Net Interest Margin per Consolidated Statements of Income		$102,336			$103,952
Provision for Credit Losses

The provision for credit losses is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio.  The amount of provision for credit losses and the related ACL for LHFI are based on Trustmark’s ACL methodology.  The provision for credit losses totaled a negative $10.5 million for the three months ended March 31, 2021, compared to a provision for credit losses of $20.6 million for the same time period in 2020. The negative provision for credit losses for the first quarter of 2021 primarily reflected improvements in the macroeconomic forecast used in the quantitative calculation of the ACL. See the section captioned “Allowance for Credit Losses, LHFI” for information regarding Trustmark’s ACL methodology as well as further analysis of the provision for credit losses.

Noninterest Income

Noninterest income represented 37.2% of total revenue for the three months ended March 31, 2021, compared to 38.6% for the three months ended March 31, 2020.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Service charges on deposit accounts	$7,356	$10,032	$(2,676)	-26.7%
Bank card and other fees	9,472	5,355	4,117	76.9%
Mortgage banking, net	20,804	27,483	(6,679)	-24.3%
Insurance commissions	12,445	11,550	895	7.7%
Wealth management	8,416	8,537	(121)	-1.4%
Other, net	2,090	2,307	(217)	-9.4%
Total noninterest income	$60,583	$65,264	$(4,681)	-7.2%

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The decrease in service charges on deposit accounts for the three months ended March 31, 2021 compared to the same time period in 2020 was principally due to a decline in the amount of NSF and overdraft occurrences on consumer deposit accounts primarily as a result of higher average customer account balances resulting from the various COVID-19 related stimulus programs.

Bank Card and Other Fees

The increase in bank card and other fees for the three months ended March 31, 2021 compared to the same time period in 2020 was principally due to revenue from customer derivatives.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Mortgage servicing income, net	$6,181	$5,819	$362	6.2%
Change in fair value-MSR from runoff	(5,103)	(2,607)	(2,496)	-95.7%
Gain on sales of loans, net	19,456	14,339	5,117	35.7%
Mortgage banking income before net hedge ineffectiveness	20,534	17,551	2,983	17.0%
Change in fair value-MSR from market changes	13,696	(23,999)	37,695	n/m
Change in fair value of derivatives	(13,426)	33,931	(47,357)	n/m
Net hedge ineffectiveness	270	9,932	(9,662)	-97.3%
Mortgage banking, net	$20,804	$27,483	$(6,679)	-24.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended March 31, 2021 when compared to the same time period in 2020 was principally due to a decline in the net hedge ineffectiveness and an increase in the MSR run-off partially offset by an increase in the gain on sales of loans, net.  The decline in the positive hedge ineffectiveness for the three months ended March 31, 2021 compared to the same time period in 2020 was primarily due to reduced spreads between mortgage and ten-year Treasury rates.  Mortgage loan production for the three months ended March 31, 2021 was $766.6 million, an increase of $309.4 million, or 67.7%, when compared to the same time period in 2020 and was primarily due to the increase in refinance activity and new home purchases driven by the low interest rate environment.  Loans serviced for others totaled $7.716 billion at March 31, 2021, compared with $7.157 billion at March 31, 2020, an increase of $559.6 million, or 7.8%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net.  The increase in the gain on sales of loans, net when the three months ended March 31, 2021 is compared to the same time period in 2020, was primarily the result of higher profit margins in secondary marketing activities and an increase in the volume of loans sold partially offset by a decline the mortgage valuation adjustment.  Loan sales totaled $659.4 million for the three months ended March 31, 2021, an increase of $342.3 million when compared with the same time period in 2020, reflecting the increase in mortgage loan production during the period.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,522)	$(1,161)	$(361)	-31.1%
Increase in life insurance cash surrender value	1,639	1,722	(83)	-4.8%
Other miscellaneous income	1,973	1,746	227	13.0%
Total other, net	$2,090	$2,307	$(217)	-9.4%

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$71,162	$69,148	$2,014	2.9%
Services and fees	22,484	19,930	2,554	12.8%
Net occupancy-premises	6,795	6,286	509	8.1%
Equipment expense	6,244	5,616	628	11.2%
Other real estate expense:
Write-downs	150	996	(846)	-84.9%
Net (gain) loss on sale	(59)	70	(129)	n/m
Carrying costs	233	228	5	2.2%
Total other real estate expense, net	324	1,294	(970)	-75.0%
Credit loss expense related to off-balance sheet credit exposures	(9,367)	6,783	(16,150)	n/m
Other expense	14,539	14,753	(214)	-1.5%
Total noninterest expense	$112,181	$123,810	$(11,629)	-9.4%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the first quarter of 2021 is compared to the same time period in 2020 was principally due to higher commissions expense resulting from improvements in mortgage production, an increase in salary expenses as a result of general merit increases and increases in incentive stock compensation and other performance based incentives, partially offset by non-routine expenses related to the voluntary early retirement program completed by Trustmark during the first quarter of 2020.

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $6.3 million, or 9.7%, when the first three months of 2021 is compared to the same time period in 2020.

Services and Fees

The increase in services and fees when the three months ended March 31, 2021 is compared to the same time period in 2020, was primarily due to increases in legal fees related to ongoing litigation matters, service fees related to independent contractors and data processing charges related to software.

Credit Loss Expense Related to Off-Balance Sheet Credit Exposures

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the ACL on off-balance sheet credit exposures are recorded as noninterest expense in credit loss expense related to off-balance sheet credit exposures.  The negative credit loss expense related to off-balance sheet exposures for the first quarter of 2021 was primarily due to improvements in the macroeconomic forecast used in the quantitative calculation of the ACL.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Loan expense	$3,411	$2,799	$612	21.9%
Amortization of intangibles	666	812	(146)	-18.0%
FDIC assessment expense	1,540	1,590	(50)	-3.1%
Other miscellaneous expense	8,922	9,552	(630)	-6.6%
Total other expense	$14,539	$14,753	$(214)	-1.5%

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2021 and 2020.

General Banking

Net interest income for the General Banking Segment decreased $1.3 million, or 1.3%, when the three months ended March 31, 2021 is compared with the same time period in 2020.  The decrease in net interest income was principally due to decreases in interest and fees on LHFI and LHFS and interest on securities, which were largely offset by the addition of interest and fees on PPP loans and a decrease in interest on deposits, primarily due to declines in interest rates in general.  The provision for credit losses for the three months ended March 31, 2021 totaled a negative $10.5 million compared to a provision for credit losses of $18.4 million for the same period in 2020, a decrease of $28.9 million primarily due to improvements in the macroeconomic forecast used in the quantitative calculation of the ACL.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $5.5 million, or 12.2%, when the first three months of 2021 is compared to the same time period in 2020, primarily due to the declines in mortgage banking, net, and service charges on deposit accounts partially offset by an increase in bank card and other fees.  Noninterest income for the General Banking Segment represented 28.2% of total revenue for this segment for the first three months of 2021 compared to 30.6% for the same time period in 2020.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment decreased $11.9 million, or 11.1%, when the first three months of 2021 is compared with the same time period in 2020, principally due to the decrease in the credit loss expense related to off-balance sheet credit exposures partially offset by increases in salaries and employee benefits and services and fees.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first three months of 2021 increased $1.7 million when compared to the same time period in 2020, primarily due to a decrease in the provision for credit losses.  Net interest income for the Wealth Management Segment declined $273 thousand, or 18.2%, when the first three months of 2021 are compared to the same time period in 2020, principally due to a decline in interest and fees on loans generated by the Private Banking Department.  The provision for credit losses for the three months ended March 31, 2021 totaled a negative $2 thousand compared to a provision for credit losses of $2.2 million for the same period in 2020, a decrease of $2.2 million primarily due to improvements in the macroeconomic forecast used in the quantitative calculation of the ACL.  Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, decreased $53 thousand, or 0.6%, when the first three months of 2021 is compared to the same time period in 2020, primarily due to decreases in income from trust management services, mostly offset by an increase in income from brokerage services.  Noninterest expense for the Wealth Management Segment decreased $322 thousand, or 3.8%, when the first three months of 2021 is compared to the same time period in 2020, principally due to declines in other miscellaneous expenses partially offset by increases in salary and employee benefit expense.

At March 31, 2021 and 2020, Trustmark held assets under management and administration of $13.286 billion and $11.641 billion, respectively, and brokerage assets of $2.213 billion and $1.764 billion, respectively.

Insurance

Net income for the Insurance Segment for the first three months of 2021 increased $216 thousand, or 10.4%, when compared to the same time period in 2020.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $896 thousand, or 7.7%, when the first three months of 2021 is compared to the same time period in 2020, primarily due to new business commission volume in the property and casualty business and increases in other commission income.  Noninterest expense for the Insurance Segment increased $546 thousand, or 6.2%, when the first three months of 2021 is compared to the same time period in 2020, primarily due to higher salaries expense resulting from modest general merit increases and associates added as a result of agencies acquired during 2020, as well as increases in outside services and fees.

Income Taxes

For the three months ended March 31, 2021, Trustmark’s combined effective tax rate was 15.1% compared to 10.5% for the same time period in 2020.  The increase in the effective tax rate for the three months ended March 31, 2021 compared to the same time period in 2020 was principally due to an increase in the amount of forecasted net income for the respective years.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $15.199 billion, or 91.1% of total average assets, for the three months ended March 31, 2021, compared to $12.229 billion, or 89.6% of total average assets, for the three months ended March 31, 2020, an increase of $2.971 billion, or 24.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.7 years at March 31, 2021 compared to 2.9 years at December 31, 2020.  The increase in the weighted-average life of the securities portfolio was principally due to available for sale securities purchased during the period and lower projected mortgage prepayment estimates.

When compared to December 31, 2020, total investment securities increased by $301.5 million, or 11.9%, during the first three months of 2021.  This increase resulted primarily from purchases of available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.  Trustmark sold no securities during the first three months of 2021 or 2020.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At March 31, 2021, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $8.2 million ($6.2 million net of tax) compared to $8.9 million ($6.7 million net of tax) at December 31, 2020.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At March 31, 2021, available for sale securities totaled $2.338 billion, which represented 82.6% of the securities portfolio, compared to $1.992 billion, or 78.7%, at December 31, 2020.  At March 31, 2021, unrealized gains, net on available for sale securities totaled $10.2 million compared to unrealized gains, net of $32.0 million at December 31, 2020.  At March 31, 2021, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At March 31, 2021, held to maturity securities totaled $493.7 million, which represented 17.4% of the total securities portfolio, compared with $538.1 million, or 21.3%, at December 31, 2020.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 98.0% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

As of March 31, 2021, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2021 ($ in thousands):

	March 31, 2021
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,322,251	99.8%	$2,331,878	99.8%
A1 to A3	1,060	—	1,101	—
Not Rated (1)	4,123	0.2%	4,697	0.2%
Total securities available for sale	$2,327,434	100.0%	$2,337,676	100.0%

Securities Held to Maturity
Aaa	$467,185	94.6%	$488,593	94.8%
Aa1 to Aa3	8,950	1.8%	8,987	1.8%
Not Rated (1)	17,603	3.6%	17,716	3.4%
Total securities held to maturity	$493,738	100.0%	$515,296	100.0%

(1)	Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At March 31, 2021, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 94.6% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At March 31, 2021, LHFS totaled $413.0 million, consisting of $289.6 million of residential real estate mortgage loans in the process of being sold to third parties and $123.4 million of GNMA optional repurchase loans.  At December 31, 2020, LHFS totaled $447.0 million, consisting of $305.8 million of residential real estate mortgage loans in the process of being sold to third parties and $141.2 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2021 or 2020.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The full impact of the COVID-19 pandemic is unknown and rapidly evolving. It has caused substantial disruption in international and the United States economies, markets and employment.  The pandemic has had and may continue to have a significant adverse impact on certain industries Trustmark serves, including the restaurant and food services, hotel, retail and energy industries.  See the section captioned “Executive Overview” for further information and discussion regarding the current and anticipated impact of the COVID-19 pandemic.

At March 31, 2021 and December 31, 2020, LHFI consisted of the following ($ in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$542,902	5.4%	$514,056	5.2%
Other secured by 1-4 family residential properties	509,732	5.1%	524,732	5.3%
Secured by nonfarm, nonresidential properties	2,799,195	28.0%	2,709,026	27.6%
Other real estate secured	1,135,005	11.4%	1,065,964	10.9%
Other loans secured by real estate:
Other construction	799,186	8.0%	794,983	8.1%
Secured by 1-4 family residential properties	1,233,050	12.3%	1,216,400	12.4%
Commercial and industrial loans	1,323,277	13.3%	1,309,078	13.3%
Consumer loans	155,356	1.6%	164,386	1.7%
State and other political subdivision loans	1,036,694	10.4%	1,000,776	10.2%
Other commercial loans	449,307	4.5%	525,123	5.3%
LHFI	$9,983,704	100.0%	$9,824,524	100.0%

LHFI increased $159.2 million, or 1.6%, compared to December 31, 2020.  The increase in LHFI during the first three months of 2021 was primarily due to net growth in LHFI secured by real estate across all five market regions, partially offset by declines in other commercial LHFI in the Mississippi, Texas, Alabama and Florida market regions.

LHFI secured by real estate increased $193.9 million, or 2.8%, during the first three months of 2021 primarily due to net growth in LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), LHFI secured by other real estate and LHFI secured by construction, land development and other land.  NFNR LHFI increased $90.2 million, or 3.3%, during the first three months of 2021, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $50.1 million, or 1.9%, during the first three months of 2021 primarily due to declines in owner-occupied loans in the Mississippi, Alabama and Texas market regions and nonowner-occupied loans in the Alabama market region, which were partially offset by growth in nonowner-occupied loans in the Texas and Mississippi market regions.  LHFI secured by other real estate increased $69.0 million, or 6.5%, during the first three months of 2021, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Alabama, Mississippi and Texas market regions.  Excluding other construction loan reclassifications, LHFI secured by other real estate increased $1.1 million, or 0.1%, during the first three months of 2021.  Other construction loans increased $4.2 million, or 0.5%, during the first three months of 2021 primarily due to new construction loans across all five market regions, which were largely offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first three months of 2021, $208.6 million loans were moved from other construction to other loan categories, including $67.9 million to multi-family residential loans, $96.4 million to nonowner-

occupied loans and $43.9 million to owner-occupied loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $212.8 million during the first three months of 2021.  LHFI secured by construction, land development and other land increased $28.8 million, or 5.6%, during the first three months of 2021 primarily due to net growth in development, unimproved land and 1-4 family construction loans in Trustmark’s Mississippi, Alabama and Tennessee market regions.

Other commercial loans, which include loans to financial intermediaries, decreased $75.8 million, or 14.4%, during the first three months of 2021, primarily due to declines in the Mississippi and Texas market regions.

Commercial and industrial LHFI increased $14.2 million, or 1.1%, during the first three months of 2021, primarily due to growth in Trustmark’s Tennessee, Mississippi and Alabama market regions partially offset by declines in the Texas market region.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At March 31, 2021 and December 31, 2020, energy-related LHFI had outstanding balances of $106.4 million and $102.3 million, respectively, which represented 1.1% of Trustmark’s total LHFI portfolio at March 31, 2021 compared to 1.0% of the total LHFI portfolio at December 31, 2020.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2021	December 31, 2020
Home equity loans	$39,885	$40,730
Home equity lines of credit	343,774	352,309
Percentage of loans and lines for which Trustmark holds first lien	59.4%	59.5%
Percentage of loans and lines for which Trustmark does not hold first lien	40.6%	40.5%

Due to the increased risk associated with second liens, loan terms and underwriting guidelines differ from those used for products secured by first liens.  Loan amounts and loan-to-value ratios are limited and are lower for second liens than first liens.  Also, interest rates and maximum amortization periods are adjusted accordingly.  In addition, regardless of lien position, the passing credit score for approval of all home equity lines of credit is higher than that of term loans.  The ACL on LHFI is also reflective of the increased risk related to second liens through application of a greater loss factor to this portion of the portfolio.

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2021 and December 31, 2020 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	March 31, 2021
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$160,049	$382,853	$542,902
Other secured by 1- 4 family residential properties	11,574	498,158	509,732
Secured by nonfarm, nonresidential properties	1,581,813	1,217,382	2,799,195
Other real estate secured	330,656	804,349	1,135,005
Other loans secured by real estate:
Other construction	119,660	679,526	799,186
Secured by 1- 4 family residential properties	751,108	481,942	1,233,050
Commercial and industrial loans	659,261	664,016	1,323,277
Consumer loans	130,407	24,949	155,356
State and other political subdivision loans	993,449	43,245	1,036,694
Other commercial loans	247,235	202,072	449,307
LHFI	$4,985,212	$4,998,492	$9,983,704

	December 31, 2020
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$147,640	$366,416	$514,056
Other secured by 1- 4 family residential properties	17,751	506,981	524,732
Secured by nonfarm, nonresidential properties	1,506,066	1,202,960	2,709,026
Other real estate secured	292,878	773,086	1,065,964
Other loans secured by real estate:
Other construction	134,114	660,869	794,983
Secured by 1- 4 family residential properties	732,050	484,350	1,216,400
Commercial and industrial loans	752,502	556,576	1,309,078
Consumer loans	138,989	25,397	164,386
State and other political subdivision loans	970,500	30,276	1,000,776
Other commercial loans	248,860	276,263	525,123
LHFI	$4,941,350	$4,883,174	$9,824,524

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

The following table presents the LHFI composition by region at March 31, 2021 and reflects each region’s diversified mix of loans ($ in thousands):

	March 31, 2021
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$542,902	$214,722	$48,291	$171,539	$39,145	$69,205
Other secured by 1-4 family residential properties	509,732	112,699	37,777	284,646	61,178	13,432
Secured by nonfarm, nonresidential properties	2,799,195	765,496	263,877	976,949	181,688	611,185
Other real estate secured	1,135,005	325,951	6,139	418,988	19,910	364,017
Other loans secured by real estate:
Other construction	799,186	283,117	16,741	143,588	972	354,768
Secured by 1-4 family residential properties	1,233,050	—	—	1,224,857	8,193	—
Commercial and industrial loans	1,323,277	203,778	22,980	621,592	290,619	184,308
Consumer loans	155,356	22,461	7,754	102,459	19,225	3,457
State and other political subdivision loans	1,036,694	95,707	35,179	684,640	45,335	175,833
Other commercial loans	449,307	80,019	13,017	277,384	64,803	14,084
LHFI	$9,983,704	$2,103,950	$451,755	$4,906,642	$731,068	$1,790,289

Construction, Land Development and Other Land Loans by Region
Lots	$67,471	$21,575	$11,036	$26,266	$1,373	$7,221
Development	110,837	42,509	610	42,838	13,709	11,171
Unimproved land	108,607	33,232	14,333	31,363	11,568	18,111
1-4 family construction	255,987	117,406	22,312	71,072	12,495	32,702
Construction, land development and other land loans	$542,902	$214,722	$48,291	$171,539	$39,145	$69,205

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$400,595	$162,007	$31,393	$106,249	$25,339	$75,607
Office	236,662	68,374	26,516	64,074	12,449	65,249
Hotel/motel	352,191	150,807	90,266	51,443	36,164	23,511
Mini-storage	135,538	23,176	2,392	62,461	390	47,119
Industrial	201,182	47,521	18,356	47,369	419	87,517
Health care	41,973	21,803	1,194	16,417	383	2,176
Convenience stores	16,773	3,289	200	3,134	373	9,777
Nursing homes/senior living	158,489	71,123	—	42,050	6,760	38,556
Other	78,407	10,075	7,261	25,585	8,846	26,640
Total nonowner-occupied loans	1,621,810	558,175	177,578	418,782	91,123	376,152
Owner-occupied:
Office	163,874	40,240	44,295	37,566	8,662	33,111
Churches	102,001	21,454	6,586	50,270	10,030	13,661
Industrial warehouses	177,666	12,410	3,169	49,610	17,122	95,355
Health care	141,491	26,787	7,525	94,096	2,327	10,756
Convenience stores	136,175	17,369	9,348	65,479	531	43,448
Retail	69,585	14,050	6,670	23,696	10,512	14,657
Restaurants	56,319	4,267	4,394	32,341	15,025	292
Auto dealerships	56,449	7,033	274	23,599	25,543	—
Nursing homes/senior living	176,746	58,770	—	117,976	—	—
Other	97,079	4,941	4,038	63,534	813	23,753
Total owner-occupied loans	1,177,385	207,321	86,299	558,167	90,565	235,033
Loans secured by nonfarm, nonresidential properties	$2,799,195	$765,496	$263,877	$976,949	$181,688	$611,185

Allowance for Credit Losses

LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” as well as applicable regulatory guidance.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL on LHFI is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.

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

The econometric models currently in production reflect segment or pool level sensitivities of probability of default (PD) to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD.  However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting have changed rapidly.  At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019.  During this period, a traditional, albeit severe, economic recession occurred.  Thus, econometric models are sensitive to similar future levels of PD.

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the first quarter of 2021, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects related to the COVID-19 pandemic, causing an overall decrease in quantitative reserve levels.

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics).  During the third quarter of 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve.  The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings; thus, a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

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

At March 31, 2021, the ACL on LHFI was $109.2 million, a decrease of $8.1 million, or 6.9%, when compared with December 31, 2020.  The decrease in the ACL during the first three months of 2021 was principally due to improvements in the macroeconomic forecast used in the calculation of the ACL.  Allocation of Trustmark’s $109.2 million ACL on LHFI, represented 1.13% of commercial LHFI and 0.95% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.09% as of March 31, 2021.  This compares with an allowance to total LHFI of 1.19% at December 31, 2020, which was allocated to commercial LHFI at 1.20% and to consumer and mortgage LHFI at 1.16%.

The following table presents changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$117,306	$84,277
FASB ASU 2016-13 adoption adjustments:
LHFI	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	815
Acquired loans ACL adjustment	—	1,007
Provision for credit losses	(10,501)	20,581
LHFI charged-off	(1,245)	(5,545)
Recoveries	3,631	2,468
Net (charge-offs) recoveries	2,386	(3,077)
Balance at end of period	$109,191	$100,564

Net recoveries for the three months ended March 31, 2021 increased $5.5 million when compared to net charge-offs for the same time period in 2020.  The increase in net recoveries when the first three months of 2021 is compared to the same time period in 2020, was primarily due to declines in charge-offs in the Tennessee and Alabama market regions as well as an increase in recoveries in the Mississippi market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Alabama	$102	$(1,080)
Florida	30	64
Mississippi	2,207	126
Tennessee	47	(2,186)
Texas	—	(1)
Total net (charge-offs) recoveries	$2,386	$(3,077)

The provision for credit losses for the three months ended March 31, 2021 totaled -0.41% of average loans (LHFS and LHFI), compared to 0.86% of average loans (LHFS and LHFI) for the same time period in 2020.  The negative provision for credit losses for the first quarter of 2021 primarily reflected improvements in the macroeconomic forecast used in the quantitative calculation of the ACL.

The provision for credit losses for all loan classes, with the exception of commercial and industrial LHFI, was negative for the first quarter of 2021, primarily reflecting improvement of the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate.  The provision for credit losses related to commercial and industrial LHFI totaled $4.1 million for the first quarter of 2021, primarily due to specific reserves recorded for loans of one borrower.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet.  Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark.  Trustmark calculates a loan pool level unfunded amount for the period.  Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels.  Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate.  The reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools.  See the section captioned “Lending Related” in Note 12 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to credit loss expense related to off-balance sheet credit exposures in noninterest expense. Trustmark recorded a credit loss expense related to off-balance sheet credit exposures of a negative $9.4 million for the three months ended March 31, 2021, resulting in an ACL on off-balance sheet credit exposures of $29.2 million at March 31, 2021.  Trustmark recorded a credit loss expense related to off-balance sheet credit exposures of $6.8 million for the three months ended March 31, 2020, resulting in an ACL on off-balance sheet credit exposures of $36.4 million at March 31, 2020.  The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2021 was primarily due to net changes in the overall economy and macroeconomic factors used in the quantitative calculation of the ACL.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at March 31, 2021 and December 31, 2020 ($ in thousands):

	March 31, 2021	December 31, 2020
Nonaccrual LHFI
Alabama	$9,161	$9,221
Florida	607	572
Mississippi	35,534	35,015
Tennessee	12,451	12,572
Texas	5,761	5,748
Total nonaccrual LHFI	63,514	63,128
Other real estate
Alabama	3,085	3,271
Florida	—	—
Mississippi	7,566	8,330
Tennessee	—	50
Texas	—	—
Total other real estate	10,651	11,651
Total nonperforming assets	$74,165	$74,779

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.71%	0.73%

Loans past due 90 days or more
LHFI	$2,593	$1,576

LHFS - Guaranteed GNMA serviced loans (1)	$109,566	$119,409

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2021, nonaccrual LHFI totaled $63.5 million, or 0.61% of total LHFS and LHFI, reflecting an increase of $386 thousand, or 0.6%, relative to December 31, 2020.  The increase in nonaccrual LHFI during the first three months of 2021 was primarily due to LHFI placed on nonaccrual status largely offset by one large commercial credit which was returned to accrual status as well as pay-offs of nonaccrual LHFI in Trustmark’s Mississippi market region.

As of March 31, 2021, nonaccrual energy-related LHFI totaled $10.0 million and represented 9.4% of Trustmark’s total energy-related portfolio, compared to $10.4 million, or 10.2% of Trustmark’s total energy-related portfolio, as of December 31, 2020.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2021 decreased $1.0 million, or 8.6%, when compared with December 31, 2020.  The decrease in other real estate was principally due to properties sold in Trustmark’s Mississippi, Alabama and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50	$—
Additions	—	—	—	—	—	—
Disposals	(850)	(136)	—	(654)	(60)	—
Write-downs	(150)	(50)	—	(110)	10	—
Balance at end of period	$10,651	$3,085	$—	$7,566	$—	$—

	Three Months Ended March 31, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	336	77	—	27	232	—
Disposals	(3,741)	(1,221)	(987)	(1,493)	(40)	—
Write-downs	(996)	(760)	(55)	(157)	(24)	—
Balance at end of period	$24,847	$6,229	$4,835	$13,296	$487	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate decreased $846 thousand, or 84.9%, when the first three months of 2021 is compared to the same time period in 2020, primarily due to a decrease in write-downs of other real estate properties in the Alabama, Florida and Mississippi market region and properties sold for which a reserve for write-down was previously recorded.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $14.383 billion at March 31, 2021 compared to $14.049 billion at December 31, 2020, an increase of $334.7 million, or 2.4%, reflecting increases in deposit accounts as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During the first three months of 2021, noninterest-bearing deposits increased $357.0 million, or 8.2%, due to growth across all types of noninterest-bearing deposit accounts.  Interest-bearing deposits decreased $22.3 million, or 0.2%, during the first three months of 2021, primarily due to declines in public interest checking accounts and all categories of certificates of deposits, largely offset by growth in all other categories of interest-bearing deposit accounts.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $161.0 million at March 31, 2021 compared to $164.5 million at December 31, 2020, a decrease of $3.5 million, or 2.1%, and represented customer related transactions, such as commercial sweep repurchase balances.  Trustmark had no upstream federal funds purchased at March 31, 2021 or December 31, 2020.

Other borrowings totaled $146.0 million at March 31, 2021, a decrease of $22.3 million, or 13.2%, when compared with $168.3 million at December 31, 2020, primarily due to the decrease in the amount of GNMA loans eligible for repurchase.

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

Contractual Obligations

Payments due from Trustmark under specified long-term and certain other binding contractual obligations were scheduled in Trustmark’s 2020 Annual Report.  The most significant obligations, other than obligations under deposit contracts and short-term borrowings, were for operating leases for banking facilities.  There have been no material changes in Trustmark’s contractual obligations since year-end.

Capital Resources

At March 31, 2021, Trustmark’s total shareholders’ equity was $1.760 billion, an increase of $18.6 million, or 1.1%, when compared to December 31, 2020.  During the first three months of 2021, shareholders’ equity increased primarily as a result of net income of $52.0 million, partially offset by a decline in the fair market value of securities available for sale, net of tax, of $16.4 million, common stock dividends of $14.7 million and common stock repurchases of $4.2 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2020 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at March 31, 2021 and December 31, 2020.  AOCI is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of March 31, 2021, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2021.  To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since March 31, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

During the fourth quarter of 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes.  The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At both March 31, 2021 and December 31, 2020, the carrying amount of the subordinated notes was $122.9 million.  The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances.  For regulatory capital purposes, the subordinated notes qualify as Tier 2 capital for Trustmark at December 31, 2020.  Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity).  Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital at a rate of 20.0% each year until maturity.

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

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2021 and December 31, 2020.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2021 and 2020 were $0.23.  Trustmark’s indicated dividend for 2021 is $0.92 per common share, which is the same as dividends per common share declared in 2020.

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark resumed the repurchase of its shares in January 2021.  Under this authority, Trustmark repurchased approximately 145 thousand shares of its outstanding common stock valued at $4.2 million during the first quarter of 2021.  The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework.  There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $14.138 billion for the first three months of 2021 and represented approximately 84.8% of average liabilities and shareholders’ equity, compared to average deposits of $11.359 billion, which represented 83.3% of average liabilities and shareholders’ equity for the first three months of 2020.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At March 31, 2021, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $28.8 million compared to $28.1 million at December 31, 2020.

At both March 31, 2021 and December 31, 2020, Trustmark had no upstream federal funds purchased.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at March 31, 2021 and December 31, 2020.  Trustmark had a $600.0 million letter of credit outstanding with the FHLB of Dallas at both March 31, 2021 and December 31, 2020.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.750 billion at March 31, 2021.

In addition, at March 31, 2021, Trustmark had $612 thousand in short-term and $112 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $625 thousand in short-term and $116 thousand in long-term FHLB advances at December 31, 2020.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At March 31, 2021, Trustmark had approximately $962.0 million available in unencumbered agency securities compared to $560.0 million at December 31, 2020.

Another borrowing source is the Discount Window.  At March 31, 2021, Trustmark had approximately $872.3 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $893.5 million at December 31, 2020.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During the fourth quarter of 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At both March 31, 2021 and December 31, 2020, the carrying amount of the subordinated notes was $122.9 million.  The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. Trustmark intends to use the net proceeds for general corporate purposes.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At March 31, 2021, Trustmark had no shares of preferred stock issued and outstanding.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021).  Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk.  Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition and results of operations.  Trustmark has organized an internal LIBOR Transition Working Group to identify operational and contractual best practices, assess its risk, manage the transition, facilitate communication with its customers and monitor the impacts.  For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2020 Annual Report.

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $609.1 million at March 31, 2021, with a positive valuation adjustment of $10.6 million, compared to $706.8 million, with a positive valuation adjustment of $6.4 million at December 31, 2020.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $379.0 million at March 31, 2021 compared to $326.5 million at December 31, 2020.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $270 thousand and $9.9 million for the three months ended March 31, 2021 and 2020, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral.  As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.  As of March 31, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.172 billion related to this program, compared to $1.125 billion as of December 31, 2020.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At March 31, 2021, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $980 thousand compared to $1.3 million at December 31, 2020.  At March 31, 2021, Trustmark had posted collateral of $1.3 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At March 31, 2021, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $49.3 million, compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020. At March 31, 2021, Trustmark had entered into twenty-two risk participation agreements as a guarantor with an aggregate notional amount of $172.0 million, compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $172.0 million at December 31, 2020.  The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2021 and December 31, 2020.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2021 and 2020.  At March 31, 2021 and 2020, the impact of a 200-basis point drop scenario was excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2021	2020
+200 basis points	24.4%	5.9%
+100 basis points	12.8%	3.0%
-100 basis points	-8.4%	-10.9%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2021 and 2020.  Based upon quarter-end current and implied market rates, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the FRB has a negative interest rate policy. While the impact of negative interest rates on earnings-at-risk would vary by scenario, a parallel shift downward would be expected to negatively impact net interest income. However, in a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from the modeled assumptions. At March 31, 2021 and 2020, the results of the 100-basis point drop scenario and the 200-basis point drop scenario were excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2021	2020
+200 basis points	11.9%	8.7%
+100 basis points	6.8%	5.6%

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

At March 31, 2021, the MSR fair value was $83.0 million, compared to $56.4 million at March 31, 2020.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2021, would be a decline in fair value of approximately $4.4 million and $3.2 million, respectively, compared to a decline in fair value of approximately $3.8 million and $1.7 million, respectively, at March 31, 2020.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2020 Annual Report.  There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2021.

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

Information required in this section is set forth under the heading “Legal Proceedings” of Note 12 – Contingencies in Part I. Item 1 – Financial Statements of this report.

In accordance with FASB Accounting Standards Codification (ASC) Topic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and reasonably estimable.  All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable.  In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution.  Trustmark currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 1A.	RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s 2020 Annual Report.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2021 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2021 to January 31, 2021	16,000	$27.84	16,000	$99,555
February 1, 2021 to February 28, 2021	128,981	28.98	128,981	95,817
March 1, 2021 to March 31, 2021	—	—	—	95,817
Total	144,981		144,981

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	May 6, 2021	DATE:	May 6, 2021