Form 10-Q
period 2021-06-30
TRUSTMARK CORP
filed 2021-08-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, there were 62,454,967 shares outstanding of the registrant’s common stock (no par value).

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$2,267,224	$1,952,504
Federal funds sold and securities purchased under reverse repurchase agreements	—	50
Securities available for sale, at fair value (amortized cost: $2,531,885 - 2021 $1,959,773 - 2020; allowance for credit losses: $0)	2,548,739	1,991,815
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $452,288 - 2021; $563,115 - 2020)	433,012	538,072
Paycheck Protection Program (PPP) loans	166,119	610,134
Loans held for sale (LHFS)	332,132	446,951
Loans held for investment (LHFI)	10,152,869	9,824,524
Less allowance for credit losses (ACL), LHFI	104,032	117,306
Net LHFI	10,048,837	9,707,218
Premises and equipment, net	200,970	194,278
Mortgage servicing rights	80,764	66,464
Goodwill	384,237	385,270
Identifiable intangible assets, net	6,170	7,390
Other real estate, net	9,439	11,651
Operating lease right-of-use assets	33,201	30,901
Other assets	587,288	609,142
Total Assets	$17,098,132	$16,551,840

Liabilities
Deposits:
Noninterest-bearing	$4,446,991	$4,349,010
Interest-bearing	10,185,093	9,699,754
Total deposits	14,632,084	14,048,764
Federal funds purchased and securities sold under repurchase agreements	157,176	164,519
Other borrowings	117,223	168,252
Subordinated notes	122,932	122,921
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	33,733	38,572
Operating lease liabilities	34,959	32,290
Other liabilities	158,860	173,549
Total Liabilities	15,318,823	14,810,723

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 62,773,226 shares - 2021; 63,424,526 shares - 2020	13,079	13,215
Capital surplus	210,420	233,120
Retained earnings	1,566,451	1,495,833
Accumulated other comprehensive income (loss), net of tax	(10,641)	(1,051)
Total Shareholders' Equity	1,779,309	1,741,117
Total Liabilities and Shareholders' Equity	$17,098,132	$16,551,840

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on LHFS & LHFI	$90,772	$96,359	$181,333	$202,704
Interest and fees on PPP loans	25,555	5,044	34,796	5,044
Interest on securities:
Taxable	8,991	12,762	17,929	25,710
Tax exempt	118	249	347	610
Other interest income	489	239	992	979
Total Interest Income	125,925	114,653	235,397	235,047
Interest Expense
Interest on deposits	4,630	8,730	9,853	23,687
Interest on federal funds purchased and securities sold under repurchase agreements	59	42	115	667
Other interest expense	1,813	881	3,670	1,741
Total Interest Expense	6,502	9,653	13,638	26,095
Net Interest Income	119,423	105,000	221,759	208,952
Provision for credit losses, LHFI (PCL)	(3,991)	18,185	(14,492)	38,766
PCL, off-balance sheet credit exposures (1)	4,528	6,242	(4,839)	13,025
Net Interest Income After PCL	118,886	80,573	241,090	157,161
Noninterest Income
Service charges on deposit accounts	7,613	6,397	14,969	16,429
Bank card and other fees	8,301	7,717	17,773	13,072
Mortgage banking, net	17,333	33,745	38,137	61,228
Insurance commissions	12,217	11,868	24,662	23,418
Wealth management	8,946	7,571	17,362	16,108
Other, net	2,001	2,213	4,091	4,520
Total Noninterest Income	56,411	69,511	116,994	134,775
Noninterest Expense
Salaries and employee benefits	70,115	66,107	141,277	135,255
Services and fees	21,769	20,567	44,253	40,497
Net occupancy - premises	6,578	6,587	13,373	12,873
Equipment expense	5,567	5,620	11,811	11,236
Other real estate expense, net	1,511	271	1,835	1,565
Other expense	13,139	13,265	27,678	28,018
Total Noninterest Expense	118,679	112,417	240,227	229,444
Income Before Income Taxes	56,618	37,667	117,857	62,492
Income taxes	8,637	5,517	17,914	8,124
Net Income	$47,981	$32,150	$99,943	$54,368

Earnings Per Share
Basic	$0.76	$0.51	$1.58	$0.86
Diluted	$0.76	$0.51	$1.57	$0.85

(1)    During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to provision for credit losses, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income per consolidated statements of income	$47,981	$32,150	$99,943	$54,368
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	4,959	1,986	(11,391)	32,366
Change in net unrealized holding loss on securities transferred to held to maturity	552	583	1,085	1,229
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	28	42	56
Recognized net loss due to lump sum settlement	—	30	—	30
Change in net actuarial loss	333	240	674	484
Other comprehensive income (loss), net of tax	5,865	2,867	(9,590)	34,165
Comprehensive income	$53,846	$35,017	$90,353	$88,533

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2021	63,424,526	$13,215	$233,120	$1,495,833	$(1,051)	$1,741,117
Net income per consolidated statements of income	—	—	—	51,962	—	51,962
Other comprehensive income (loss), net of tax	—	—	—	—	(15,455)	(15,455)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,685)	—	(14,685)
Shares withheld to pay taxes, long-term incentive plan	114,977	24	(1,254)	—	—	(1,230)
Repurchase and retirement of common stock	(144,981)	(30)	(4,155)	—	—	(4,185)
Compensation expense, long-term incentive plan	—	—	2,181	—	—	2,181
Balance, March 31, 2021	63,394,522	13,209	229,892	1,533,110	(16,506)	1,759,705
Net income per consolidated statements of income	—	—	—	47,981	—	47,981
Other comprehensive income (loss), net of tax	—	—	—	—	5,865	5,865
Common stock dividends paid ($0.23 per share)	—	—	—	(14,640)	—	(14,640)
Shares withheld to pay taxes, long-term incentive plan	8,524	2	(13)	—	—	(11)
Repurchase and retirement of common stock	(629,820)	(132)	(20,673)	—	—	(20,805)
Compensation expense, long-term incentive plan	—	—	1,214	—	—	1,214
Balance, June 30, 2021	62,773,226	$13,079	$210,420	$1,566,451	$(10,641)	$1,779,309

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income per consolidated statements of income	$99,943	$54,368
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net	(19,331)	51,791
Depreciation and amortization	22,428	19,656
Net amortization of securities	10,780	4,666
Gains on sales of loans, net	(45,625)	(30,361)
Compensation expense, long-term incentive plan	3,395	2,668
Deferred income tax provision	12,500	(19,500)
Proceeds from sales of loans held for sale	1,334,752	1,133,259
Purchases and originations of loans held for sale	(1,220,055)	(1,167,299)
Originations of mortgage servicing rights	(15,201)	(12,396)
Earnings on bank-owned life insurance	(2,418)	(2,544)
Net change in other assets	23,623	(45,712)
Net change in other liabilities	(9,802)	(1,491)
Other operating activities, net	(6,871)	28,447
Net cash from operating activities	188,118	15,552

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	105,814	79,114
Proceeds from maturities, prepayments and calls of securities available for sale	442,450	249,383
Purchases of securities available for sale	(1,024,649)	(492,067)
Net proceeds from bank-owned life insurance	1,791	592
Net change in federal funds sold and securities purchased under reverse repurchase agreements	50	—
Net change in member bank stock	(1,037)	361
Net change in LHFI and PPP loans	(237,666)	(1,193,397)
Proceeds from sales of PPP loans	353,287	—
Purchases of premises and equipment	(13,920)	(8,638)
Proceeds from sales of premises and equipment	—	3
Proceeds from sales of other real estate	1,167	10,279
Purchases of software	(2,336)	(3,179)
Investments in tax credit and other partnerships	(13,396)	(1,612)
Purchase of insurance book of business	—	(3,097)
Net cash used in business acquisition	—	(4,834)
Net cash from investing activities	(388,445)	(1,367,092)

Financing Activities
Net change in deposits	583,320	2,259,916
Net change in federal funds purchased and securities sold under repurchase agreements	(7,343)	(185,765)
Net change in short-term borrowings	(4,653)	4,062
Payments on long-term FHLB advances	(9)	(34)
Payments under finance lease obligations	(712)	(905)
Common stock dividends	(29,325)	(29,393)
Repurchase and retirement of common stock	(24,990)	(27,538)
Shares withheld to pay taxes, long-term incentive plan	(1,241)	(1,079)
Net cash from financing activities	515,047	2,019,264

Net change in cash and cash equivalents	314,720	667,724
Cash and cash equivalents at beginning of period	1,952,504	358,916
Cash and cash equivalents at end of period	$2,267,224	$1,026,640

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi.  Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 180 offices at June 30, 2021 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

In January 2021, Trustmark resumed submitting applications to the SBA on behalf of and originating loans to qualified small businesses and other borrowers under the CARES Act, as amended by the Consolidated Appropriations Act, 2021. During the first six months of 2021, Trustmark originated 5,727 PPP loans totaling $354.5 million (net of $21.7 million of deferred fees and costs).

On June 30, 2021, Trustmark announced the sale of substantially all PPP loans originated in 2021 by its wholly owned subsidiary, Trustmark National Bank (TNB), to The Loan Source, Inc. (Loan Source), a firm with significant expertise in PPP loans. As a result of this transaction, Loan Source will assume responsibility for the servicing and forgiveness process for the loans it has acquired from Trustmark. This transaction will allow Trustmark to focus on more traditional lending efforts and increase its ability to provide customers with financial services in an improving economic environment.

Trustmark accelerated the recognition of unamortized PPP loan origination fees, net of cost, of approximately $18.6 million, in the second quarter of 2021 due to the sale of approximately $354.2 million in PPP loans. This revenue is substantially the same as Trustmark would expect to recognize upon the maturity or forgiveness of the PPP loans being sold in this transaction, and thus this transaction serves to accelerate revenue anticipated in future periods into the second quarter.

At June 30, 2021, Trustmark had 843 PPP loans outstanding that totaled $166.1 million (net of $2.1 million of deferred fees and costs).

Due to the amount and nature of the PPP loans, these loans are not included in the LHFI portfolio and are presented separately in the accompanying consolidated balance sheet. The PPP loans are fully guaranteed by the SBA; therefore, no ACL was estimated for these loans.

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2021 and December 31, 2020 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$29,988	$37	$—	$30,025	$—	$—	$—	$—
U.S. Government agency obligations	16,289	121	(387)	16,023	—	—	—	—
Obligations of states and political subdivisions	5,167	640	—	5,807	12,994	117	(5)	13,106
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	47,365	1,091	(11)	48,445	6,249	289	—	6,538
Issued by FNMA and FHLMC	1,975,328	15,621	(7,166)	1,983,783	53,406	1,773	—	55,179
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	277,411	6,620	(43)	283,988	291,477	15,470	(38)	306,909
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	180,337	861	(530)	180,668	68,886	1,670	—	70,556
Total	$2,531,885	$24,991	$(8,137)	$2,548,739	$433,012	$19,319	$(43)	$452,288

December 31, 2020
U.S. Government agency obligations	$18,378	$144	$(481)	$18,041	$—	$—	$—	$—
Obligations of states and political subdivisions	5,198	637	—	5,835	26,584	258	(3)	26,839
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	55,193	1,672	(3)	56,862	7,598	382	—	7,980
Issued by FNMA and FHLMC	1,421,861	20,768	(1,308)	1,441,321	67,944	2,397	—	70,341
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	409,883	9,600	(46)	419,437	360,361	19,678	(55)	379,984
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,260	1,068	(9)	50,319	75,585	2,386	—	77,971
Total	$1,959,773	$33,889	$(1,847)	$1,991,815	$538,072	$25,101	$(58)	$563,115

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity.  The securities were transferred at fair value, which became the cost basis for the securities held to maturity.  At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax).  The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  There were no gains or losses recognized as a result of the transfer.  At June 30, 2021, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $7.5 million ($5.6 million, net of tax) compared to approximately $8.9 million ($6.7 million, net of tax) at December 31, 2020.

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

At both June 30, 2021 and December 31, 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale.  At June 30, 2021, accrued interest receivable totaled $4.2 million for securities available for sale compared to $4.0 million at December 31, 2020 and was reported in other assets on the accompanying consolidated balance sheets.

Securities Held to Maturity

At June 30, 2021, the potential credit loss exposure was $13.0 million compared to $26.6 million at December 31, 2020 and consisted of municipal securities.  After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was deemed immaterial.  Therefore, no reserve was recorded at June 30, 2021 and December 31, 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity.  At June 30, 2021 and accrued interest receivable totaled $888 thousand for securities held to maturity compared to $1.2 million at December 31, 2020 and was reported in other assets on the accompanying consolidated balance sheets.

At both June 30, 2021 and December 31, 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments.  Trustmark had no securities held to maturity classified as nonaccrual at June 30, 2021 and December 31, 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings.  The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Aaa	$420,018	$511,488
Aa1 to Aa3	8,944	22,528
Not Rated (1)	4,050	4,056
Total	$433,012	$538,072

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at June 30, 2021 and December 31, 2020 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Government agency obligations	$—	$—	$10,003	$(387)	$10,003	$(387)
Obligations of states and political subdivisions	3,206	(3)	667	(2)	3,873	(5)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,143	(11)	—	—	1,143	(11)
Issued by FNMA and FHLMC	924,404	(7,166)	—	—	924,404	(7,166)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,828	(81)	—	—	19,828	(81)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	89,050	(521)	649	(9)	89,699	(530)
Total	$1,037,631	$(7,782)	$11,319	$(398)	$1,048,950	$(8,180)

December 31, 2020
U.S. Government agency obligations	$—	$—	$11,167	$(481)	$11,167	$(481)
Obligations of states and political subdivisions	—	—	667	(3)	667	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,636	(3)	—	—	1,636	(3)
Issued by FNMA and FHLMC	324,905	(1,308)	—	—	324,905	(1,308)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,398	(101)	—	—	29,398	(101)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	659	(9)	659	(9)
Total	$355,939	$(1,412)	$12,493	$(493)	$368,432	$(1,905)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality.  Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Security Gains and Losses

During the six months ended June 30, 2021 and 2020, there were no gross realized gains or losses as a result of calls and dispositions of securities.  Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.163 billion and $1.964 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law.  At both June 30, 2021 and December 31, 2020, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2021, by contractual maturity, are shown below ($ in thousands).  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,354	$1,376	$7,660	$7,687
Due after one year through five years	16,721	16,784	5,334	5,419
Due after five years through ten years	16,191	16,189	—	—
Due after ten years	17,178	17,506	—	—
	51,444	51,855	12,994	13,106
Mortgage-backed securities	2,480,441	2,496,884	420,018	439,182
Total	$2,531,885	$2,548,739	$433,012	$452,288

Note 3 – LHFI and Allowance for Credit Losses, LHFI

At June 30, 2021 and December 31, 2020, LHFI consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Loans secured by real estate:
Construction, land development and other land	$532,637	$514,056
Other secured by 1-4 family residential properties	507,733	524,732
Secured by nonfarm, nonresidential properties	2,819,662	2,709,026
Other real estate secured	1,078,622	1,065,964
Other loans secured by real estate:
Other construction	827,665	794,983
Secured by 1-4 family residential properties	1,302,663	1,216,400
Commercial and industrial loans	1,326,605	1,309,078
Consumer loans	156,075	164,386
State and other political subdivision loans	1,136,764	1,000,776
Other commercial loans	464,443	525,123
LHFI	10,152,869	9,824,524
Less ACL	104,032	117,306
Net LHFI	$10,048,837	$9,707,218

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI.  At June 30, 2021 and December 31, 2020, accrued interest receivable for LHFI totaled $29.7 million and $33.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI.  At June 30, 2021, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2021 and 2020.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$5,903	$6,165	$—
Other secured by 1-4 family residential properties	1,376	3,731	52
Secured by nonfarm, nonresidential properties	11,532	13,563	—
Other real estate secured	57	175	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	12,222	255
Commercial and industrial loans	3,078	6,042	—
Consumer loans	—	53	116
State and other political subdivision loans	—	3,854	—
Other commercial loans	77	5,643	—
Total	$22,023	$51,448	$423

	December 31, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$5,756	$5,985	$—
Other secured by 1-4 family residential properties	1,895	4,487	79
Secured by nonfarm, nonresidential properties	12,037	15,197	—
Other real estate secured	60	185	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	11,807	1,257
Commercial and industrial loans	12,665	15,618	—
Consumer loans	—	86	240
State and other political subdivision loans	—	3,970	—
Other commercial loans	—	5,793	—
Total	$32,413	$63,128	$1,576

The following tables provide an aging analysis of the amortized cost basis of past due LHFI at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$352	$5,583	$196	$6,131	$526,506	$532,637
Other secured by 1-4 family residential properties	1,160	538	803	2,501	505,232	507,733
Secured by nonfarm, nonresidential properties	422	23	693	1,138	2,818,524	2,819,662
Other real estate secured	63	—	107	170	1,078,452	1,078,622
Other loans secured by real estate:
Other construction	—	—	—	—	827,665	827,665
Secured by 1-4 family residential properties	2,230	1,061	5,816	9,107	1,293,556	1,302,663
Commercial and industrial loans	291	65	3,797	4,153	1,322,452	1,326,605
Consumer loans	767	87	116	970	155,105	156,075
State and other political subdivision loans	—	—	177	177	1,136,587	1,136,764
Other commercial loans	400	73	5,086	5,559	458,884	464,443
Total	$5,685	$7,430	$16,791	$29,906	$10,122,963	$10,152,869

	December 31, 2020
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$339	$34	$161	$534	$513,522	$514,056
Other secured by 1-4 family residential properties	1,505	523	896	2,924	521,808	524,732
Secured by nonfarm, nonresidential properties	920	—	972	1,892	2,707,134	2,709,026
Other real estate secured	103	101	107	311	1,065,653	1,065,964
Other loans secured by real estate:
Other construction	—	—	—	—	794,983	794,983
Secured by 1-4 family residential properties	3,291	1,289	5,110	9,690	1,206,710	1,216,400
Commercial and industrial loans	271	196	1,543	2,010	1,307,068	1,309,078
Consumer loans	926	190	240	1,356	163,030	164,386
State and other political subdivision loans	117	—	177	294	1,000,482	1,000,776
Other commercial loans	2,143	2,971	346	5,460	519,663	525,123
Total	$9,615	$5,304	$9,552	$24,471	$9,800,053	$9,824,524

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

At June 30, 2021 and 2020, LHFI classified as TDRs totaled $25.1 million and $26.9 million, respectively.  At June 30, 2021, TDRs were primarily comprised of payment concessions, credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $16.4 million.  At June 30, 2020, TDRs were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $14.6 million.  The remaining TDRs at June 30, 2021 and 2020 resulted from bankruptcies or from payment or maturity extensions.  Trustmark had $2.0 million of unused commitments on TDRs at June 30, 2021 compared to $5.6 million at June 30, 2020.

At June 30, 2021, TDRs had a related ACL of $3.9 million, compared to $2.0 million at June 30, 2020.  Trustmark had $3.7 million in charge-offs on TDRs for the six months ended June 30, 2021, compared to $2.2 million for the six months ended June 30, 2020.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	5	$5,582	$5,582	—	$—	$—
Other secured by 1-4 family residential properties	3	37	37	3	206	210
Secured by nonfarm, nonresidential properties	1	377	377	1	139	139
Other loans secured by real estate:
Secured by 1-4 family residential properties	1	123	123	—	—	—
Commercial and industrial loans	1	1,000	1,000	—	—	—
Consumer loans	—	—	—	2	6	6
State and other political subdivision loans	—	—	—	2	3,902	3,872
Other commercial loans	2	4,929	4,929	—	—	—
Total	13	$12,048	$12,048	8	$4,253	$4,227

	Six Months Ended June 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	5	5,582	5,582	—	$—	$—
Other secured by 1-4 family residential properties	3	37	37	8	707	711
Secured by nonfarm, nonresidential properties	1	377	377	1	139	139
Other loans secured by real estate:
Secured by 1-4 family residential properties	3	249	249	—	—	—
Commercial and industrial loans	2	1,014	1,014	2	1,582	1,582
Consumer loans	—	—	—	6	26	26
State and other political subdivision loans	—	—	—	2	3,902	3,872
Other commercial loans	2	4,929	4,929	—	—	—
Total	16	$12,188	$12,188	19	$6,356	$6,330

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	—	$—	3	$420
Secured by nonfarm, nonresidential properties	—	—	1	139
Other loans secured by real estate:
Secured by 1-4 family residential properties	1	78	—	—
Commercial and industrial loans	—	—	1	82
Other commercial loans	2	4,929	—	—
Total	3	$5,007	5	$641

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

The following tables detail LHFI classified as TDRs by loan class at June 30, 2021 and 2020 ($ in thousands):

	June 30, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$5,593	$5,593
Other secured by 1-4 family residential properties	—	1,160	1,160
Secured by nonfarm, nonresidential properties	—	3,090	3,090
Other loans secured by real estate:
Secured by 1-4 family residential properties	52	2,414	2,466
Commercial and industrial loans	2,500	1,608	4,108
Consumer loans	—	12	12
State and other political subdivision loans	—	3,677	3,677
Other commercial loans	—	5,009	5,009
Total TDRs	$2,552	$22,563	$25,115

	June 30, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$14	$14
Other secured by 1-4 family residential properties	71	3,761	3,832
Secured by nonfarm, nonresidential properties	—	3,010	3,010
Commercial and industrial loans	1,500	14,487	15,987
Consumer loans	18	21	39
State and other political subdivision loans	—	3,872	3,872
Other commercial loans	—	125	125
Total TDRs	$1,589	$25,290	$26,879

The CARES Act, as amended by subsequent legislation, specified that COVID-19 related modifications executed between March 1, 2020 and the earlier of either (i) 60 days after the date of termination of the national emergency declared by the President or (ii) January 1, 2022, on loans that were current as of December 31, 2019 were not TDRs.  Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.

Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.  At June 30, 2021, the balance of loans remaining under some type of COVID-19 related concession totaled $19.0 million compared to $34.2 million at December 31, 2020.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,903	$—	$—	$—	$—	$5,903
Other secured by 1-4 family residential properties	—	—	—	—	—	—
Secured by nonfarm, nonresidential properties	11,763	—	—	—	—	11,763
Other real estate secured	57	—	—	—	—	57
Other loans secured by real estate:
Other construction	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,376	—	—	—	—	1,376
Commercial and industrial loans	43	72	4,285	74	—	4,474
Consumer loans	—	—	—	—	—	—
State and other political subdivision loans	3,854	—	—	—	—	3,854
Other commercial loans	365	—	2,031	4	3,051	5,451
Total	$23,361	$72	$6,316	$78	$3,051	$32,878

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,756	$—	$—	$—	$—	$5,756
Other secured by 1-4 family residential properties	454	—	—	—	—	454
Secured by nonfarm, nonresidential properties	12,037	—	—	—	—	12,037
Other real estate secured	60	—	—	—	—	60
Other loans secured by real estate:
Other construction	—	—	—	—	—	—
Secured by 1-4 family residential properties	1,441	—	—	—	—	1,441
Commercial and industrial loans	86	425	4,899	135	8,531	14,076
Consumer loans	—	—	—	—	—	—
State and other political subdivision loans	3,970	—	—	—	—	3,970
Other commercial loans	606	—	1,958	—	3,051	5,615
Total	$24,410	$425	$6,857	$135	$11,582	$43,409

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

•

Commercial and industrial loans – Loans within this loan class are primarily secured by inventory, accounts receivables, equipment and other non-real estate collateral. During the second quarter of 2021, a relationship previously reserved for was charged down to fair value.  There have been no other significant changes to the collateral that secures these financial assets during the period.

•

State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties. There have been no significant changes to the collateral that secures these financial assets during the period.

•

Other commercial loans – Loans within this loan class are secured by liens on real estate properties or priority status of a Uniform Commercial Code agreement for non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark’s Credit Quality Review Committee meets monthly and performs a review of all loans of $100 thousand or more that are either delinquent 30 days or more or on nonaccrual.  This review includes recommendations regarding risk ratings, accrual status, charge-offs and appropriate servicing officer as well as evaluation of problem credits for determination of TDRs.  Quarterly, the Credit Quality Review Committee reviews and modifies continuous action plans for all credits risk rated seven or worse for relationships of $100 thousand or more.

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at June 30, 2021 and December 31, 2020 ($ in thousands):

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of June 30, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$188,112	$163,334	$36,863	$15,430	$1,880	$5,231	$33,860	$444,710
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	2,538	15	3,461	44	12	112	—	6,182
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	190,650	163,349	40,324	15,474	1,892	5,385	33,860	450,934

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$20,192	$28,659	$15,975	$12,834	$7,585	$8,108	$7,366	$100,719
Special Mention - RR 7	143	181	—	47	—	—	—	371
Substandard - RR 8	649	432	7	181	157	676	—	2,102
Doubtful - RR 9	—	25	—	—	—	—	—	25
Total	20,984	29,297	15,982	13,062	7,742	8,784	7,366	103,217

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$281,444	$635,065	$590,473	$445,938	$241,109	$404,951	$79,715	$2,678,695
Special Mention - RR 7	10,324	9,729	1,445	1,683	1,640	4,874	—	29,695
Substandard - RR 8	14,553	2,787	24,746	4,211	3,747	59,278	1,508	110,830
Doubtful - RR 9	48	—	150	—	—	206	—	404
Total	306,369	647,581	616,814	451,832	246,496	469,309	81,223	2,819,624

Other real estate secured:
Pass - RR 1 through RR 6	$139,687	$90,717	$451,580	$256,369	$33,260	$79,188	$12,611	$1,063,412
Special Mention - RR 7	—	—	—	—	—	808	—	808
Substandard - RR 8	3,836	9,999	—	12	—	179	—	14,026
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	143,523	100,716	451,580	256,381	33,260	80,175	12,611	1,078,246

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of June 30, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$178,219	$389,105	$231,297	$19,166	$—	$—	$8,505	$826,292
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,373	—	—	—	—	—	—	1,373
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	179,592	389,105	231,297	19,166	—	—	8,505	827,665

Commercial and industrial loans:
Pass - RR 1 through RR 6	$277,330	$304,664	$140,848	$43,836	$57,941	$77,328	$367,148	$1,269,095
Special Mention - RR 7	1,032	385	212	715	97	—	678	3,119
Substandard - RR 8	6,640	6,032	1,799	1,472	3,589	3,251	31,294	54,077
Doubtful - RR 9	1	134	43	111	—	25	—	314
Total	285,003	311,215	142,902	46,134	61,627	80,604	399,120	1,326,605

State and other political subdivision loans:
Pass - RR 1 through RR 6	$232,696	$193,403	$92,035	$36,643	$100,328	$466,386	$8,069	$1,129,560
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,854	—	3,854
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	232,696	193,403	92,035	36,643	100,328	473,590	8,069	1,136,764

Other commercial loans:
Pass - RR 1 through RR 6	$53,866	$53,529	$69,767	$15,147	$8,607	$62,018	$176,553	$439,487
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,235	2,113	415	—	316	14,804	24,883
Doubtful - RR 9	—	50	—	—	—	23	—	73
Total	53,866	60,814	71,880	15,562	8,607	62,357	191,357	464,443

Total commercial LHFI	$1,412,683	$1,895,480	$1,662,814	$854,254	$459,952	$1,180,204	$742,111	$8,207,498

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of June 30, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$17,103	$43,274	$11,951	$4,272	$1,092	$3,183	$451	$81,326
Past due 30-89 days	—	—	162	19	—	65	—	246
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	131	—	131
Total	17,103	43,274	12,113	4,291	1,092	3,379	451	81,703

Other secured by 1-4 family residential properties:
Current	$16,240	$13,834	$7,724	$7,426	$3,730	$10,239	$341,240	$400,433
Past due 30-89 days	—	42	112	—	—	88	548	790
Past due 90 days or more	—	—	32	—	—	—	21	53
Nonaccrual	14	61	15	11	412	371	2,356	3,240
Total	16,254	13,937	7,883	7,437	4,142	10,698	344,165	404,516

Secured by nonfarm, nonresidential properties:
Current	$35	$—	$—	$—	$3	$—	$—	$38
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	35	—	—	—	3	—	—	38

Other real estate secured:
Current	$—	$102	$—	$9	$34	$231	$—	$376
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	102	—	9	34	231	—	376

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of June 30, 2021	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$308,154	$258,410	$167,332	$133,808	$73,300	$346,774	$—	$1,287,778
Past due 30-89 days	—	701	186	174	121	1,229	—	2,411
Past due 90 days or more	—	253	—	—	—	2	—	255
Nonaccrual	—	1,203	896	2,110	861	7,149	—	12,219
Total	308,154	260,567	168,414	136,092	74,282	355,154	—	1,302,663

Consumer loans:
Current	$37,466	$40,869	$15,320	$8,082	$2,317	$907	$50,097	$155,058
Past due 30-89 days	327	163	52	25	1	1	279	848
Past due 90 days or more	20	—	12	—	—	—	84	116
Nonaccrual	—	5	3	20	10	1	14	53
Total	37,813	41,037	15,387	8,127	2,328	909	50,474	156,075

Total consumer LHFI	$379,359	$358,917	$203,797	$155,956	$81,881	$370,371	$395,090	$1,945,371

Total LHFI	$1,792,042	$2,254,397	$1,866,611	$1,010,210	$541,833	$1,550,575	$1,137,201	$10,152,869

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$287,218	$62,078	$26,401	$4,487	$3,274	$3,564	$28,548	$415,570
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	5,419	4,363	1,226	12	494	22	101	11,637
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	292,637	66,441	27,627	4,499	3,768	3,628	28,649	427,249

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$35,139	$19,596	$15,399	$9,605	$10,273	$4,786	$8,486	$103,284
Special Mention - RR 7	255	—	50	—	—	—	—	305
Substandard - RR 8	1,155	8	914	341	302	337	3,950	7,007
Doubtful - RR 9	29	—	—	—	—	—	—	29
Total	36,578	19,604	16,363	9,946	10,575	5,123	12,436	110,625

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$697,439	$496,476	$442,264	$293,072	$254,747	$251,219	$96,098	$2,531,315
Special Mention - RR 7	13,452	6,139	2,956	4,466	4,957	20,545	—	52,515
Substandard - RR 8	19,119	20,572	4,516	12,956	38,956	25,438	2,779	124,336
Doubtful - RR 9	52	163	—	—	217	306	—	738
Total	730,062	523,350	449,736	310,494	298,877	297,508	98,877	2,708,904

Other real estate secured:
Pass - RR 1 through RR 6	$146,803	$376,765	$347,472	$48,626	$89,824	$23,680	$12,116	$1,045,286
Special Mention - RR 7	—	—	—	—	—	841	—	841
Substandard - RR 8	18,649	14	18	—	556	122	—	19,359
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	165,452	376,779	347,490	48,626	90,380	24,643	12,116	1,065,486

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$262,544	$425,936	$81,476	$14,074	$2,464	$—	$7,735	$794,229
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	754	—	—	—	—	—	—	754
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	263,298	425,936	81,476	14,074	2,464	—	7,735	794,983

Commercial and industrial loans:
Pass - RR 1 through RR 6	$444,304	$165,163	$77,611	$77,985	$59,131	$43,214	$372,486	$1,239,894
Special Mention - RR 7	677	45	—	—	—	—	240	962
Substandard - RR 8	12,090	1,814	9,737	3,735	2,160	5,024	33,380	67,940
Doubtful - RR 9	151	95	—	—	32	4	—	282
Total	457,222	167,117	87,348	81,720	61,323	48,242	406,106	1,309,078

State and other political subdivision loans:
Pass - RR 1 through RR 6	$250,363	$79,595	$41,334	$113,817	$132,634	$372,831	$1,446	$992,020
Special Mention - RR 7	—	—	—	—	—	4,018	—	4,018
Substandard - RR 8	—	—	—	247	—	4,491	—	4,738
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	250,363	79,595	41,334	114,064	132,634	381,340	1,446	1,000,776

Other commercial loans:
Pass - RR 1 through RR 6	$101,230	$70,990	$20,769	$9,723	$33,481	$30,715	$225,533	$492,441
Special Mention - RR 7	7,500	—	—	—	—	—	11,333	18,833
Substandard - RR 8	381	2,099	683	6	707	—	9,948	13,824
Doubtful - RR 9	2	—	—	—	—	23	—	25
Total	109,113	73,089	21,452	9,729	34,188	30,738	246,814	525,123

Total commercial LHFI	$2,304,725	$1,731,911	$1,072,826	$593,152	$634,209	$791,222	$814,179	$7,942,224

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$47,336	$24,174	$8,496	$2,036	$1,447	$2,868	$—	$86,357
Past due 30-89 days	—	318	20	—	1	12	—	351
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	99	—	99
Total	47,336	24,492	8,516	2,036	1,448	2,979	—	86,807

Other secured by 1-4 family residential properties:
Current	$20,864	$10,253	$12,037	$4,177	$2,082	$11,124	$348,830	$409,367
Past due 30-89 days	93	12	—	13	—	133	1,058	1,309
Past due 90 days or more	—	—	—	—	—	30	22	52
Nonaccrual	6	44	121	428	—	382	2,398	3,379
Total	20,963	10,309	12,158	4,618	2,082	11,669	352,308	414,107

Secured by nonfarm, nonresidential properties:
Current	$109	$—	$—	$4	$—	$9	$—	$122
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	109	—	—	4	—	9	—	122

Other real estate secured:
Current	$107	$—	$38	$37	$96	$200	$—	$478
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	107	—	38	37	96	200	—	478

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$289,521	$214,056	$173,324	$92,564	$109,031	$321,250	$—	$1,199,746
Past due 30-89 days	499	93	753	366	1,080	799	—	3,590
Past due 90 days or more	159	214	208	127	—	549	—	1,257
Nonaccrual	283	711	2,024	682	239	7,868	—	11,807
Total	290,462	215,074	176,309	93,739	110,350	330,466	—	1,216,400

Consumer loans:
Current	$65,370	$25,303	$13,140	$3,893	$1,257	$345	$53,669	$162,977
Past due 30-89 days	524	158	67	19	7	3	305	1,083
Past due 90 days or more	77	—	4	—	—	—	159	240
Nonaccrual	12	4	55	13	2	—	—	86
Total	65,983	25,465	13,266	3,925	1,266	348	54,133	164,386

Total consumer LHFI	$424,960	$275,340	$210,287	$104,359	$115,242	$345,671	$406,441	$1,882,300

Total LHFI	$2,729,685	$2,007,251	$1,283,113	$697,511	$749,451	$1,136,893	$1,220,620	$9,824,524

Past Due LHFS

LHFS past due 90 days or more totaled $81.5 million and $119.4 million at June 30, 2021 and December 31, 2020, respectively.  LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA).  GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing.  At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan.  This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional.  When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option.  These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2021 or 2020.

ACL on LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within the FASB ASC Subtopic 326-20 as well as applicable regulatory guidance.  The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.  Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans.  The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio.  The ACL for LHFI is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.

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

In general, Trustmark utilizes a DCF method to estimate the quantitative portion of the allowance for credit losses for loan pools.  The DCF model consists of two key components, a loss driver analysis (LDA) and a cash flow analysis.  For loan pools utilizing the DCF methodology, multiple assumptions are in place, depending on the loan pool.  A reasonable and supportable forecast is utilized for each loan pool by developing a LDA for each loan class.  The LDA uses charge off data from Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR).  The PDR is decomposed into a PD.  Regressions are run using the data for various macroeconomic variables in order to determine which ones correlate to Trustmark’s losses.  These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast.  In addition to the PD, a LGD is derived using a method referred to as Frye Jacobs.  The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the levels of PD forecasts. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes as well as the all other consumer and other loans pools.

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate.  The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the second quarter of 2021, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects. However, due to multiple periods in the second quarter of 2021 having a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio.  The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$—	$5,110	$5,110	$5,903	526,734	$532,637
Other secured by 1-4 family residential properties	—	10,399	10,399	—	507,733	507,733
Secured by nonfarm, nonresidential properties	—	44,416	44,416	11,763	2,807,899	2,819,662
Other real estate secured	—	5,311	5,311	57	1,078,565	1,078,622
Other loans secured by real estate:
Other construction	—	6,530	6,530	—	827,665	827,665
Secured by 1-4 family residential properties	—	2,910	2,910	1,376	1,301,287	1,302,663
Commercial and industrial loans	577	13,396	13,973	4,474	1,322,131	1,326,605
Consumer loans	—	4,876	4,876	—	156,075	156,075
State and other political subdivision loans	1,584	1,649	3,233	3,854	1,132,910	1,136,764
Other commercial loans	2,088	5,186	7,274	5,451	458,992	464,443
Total	$4,249	$99,783	$104,032	$32,878	$10,119,991	$10,152,869

	December 31, 2020
	ACL			LHFI
	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,854	$6,854	$5,756	$508,300	$514,056
Other secured by 1-4 family residential properties	—	9,928	9,928	454	524,278	524,732
Secured by nonfarm, nonresidential properties	—	48,523	48,523	12,037	2,696,989	2,709,026
Other real estate secured	—	7,382	7,382	60	1,065,904	1,065,964
Other loans secured by real estate:
Other construction	—	8,158	8,158	—	794,983	794,983
Secured by 1-4 family residential properties	—	5,143	5,143	1,441	1,214,959	1,216,400
Commercial and industrial loans	579	14,272	14,851	14,076	1,295,002	1,309,078
Consumer loans	—	5,838	5,838	—	164,386	164,386
State and other political subdivision loans	1,700	1,490	3,190	3,970	996,806	1,000,776
Other commercial loans	2,100	5,339	7,439	5,615	519,508	525,123
Total	$4,379	$112,927	$117,306	$43,409	$9,781,115	$9,824,524

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$109,191	$100,564	$117,306	$84,277
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	—	—	815
Acquired loans ACL adjustment	—	—	—	1,007
Loans charged-off	(4,828)	(1,870)	(6,073)	(7,415)
Recoveries	3,660	2,309	7,291	4,777
Net (charge-offs) recoveries	(1,168)	439	1,218	(2,638)
PCL	(3,991)	18,185	(14,492)	38,766
Balance at end of period	$104,032	$119,188	$104,032	$119,188

The following tables detail changes in the ACL by loan class for the periods presented ($ in thousands):

	Three Months Ended June 30, 2021
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$5,058	$—	$313	$(261)	$5,110
Other secured by 1-4 family residential properties	8,667	(58)	181	1,609	10,399
Secured by nonfarm, nonresidential properties	46,438	(79)	1,027	(2,970)	44,416
Other real estate secured	5,770	—	5	(464)	5,311
Other loans secured by real estate:
Other construction	5,124	—	43	1,363	6,530
Secured by 1-4 family residential properties	3,753	(4)	8	(847)	2,910
Commercial and industrial loans	20,166	(3,674)	652	(3,171)	13,973
Consumer loans	4,750	(391)	387	130	4,876
State and other political subdivision loans	3,015	—	—	218	3,233
Other commercial loans	6,450	(622)	1,044	402	7,274
Total	$109,191	$(4,828)	$3,660	$(3,991)	$104,032

The decreases in the PCL for the three months ended June 30, 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and South Vacancy Rate and the implementation of the PD and LGD floors.

The PCL for the other construction portfolio and other secured by 1-4 family residential properties increased $1.4 million and $1.6 million, respectively, during the three months ended June 30, 2021 primarily due to the implementation of the PD and LGD floors using Trustmark’s historical experience.

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

The PCL for the commercial and industrial loan portfolio decreased an $1.9 million during the three months ended June 30, 2020 primarily due to upgrades of loans from substandard to pass, paydowns and a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.

	Six Months Ended June 30, 2021
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,854	$—	$1,079	$(2,823)	$5,110
Other secured by 1-4 family residential properties	9,928	(84)	252	303	10,399
Secured by nonfarm, nonresidential properties	48,523	(79)	1,057	(5,085)	44,416
Other real estate secured	7,382	—	11	(2,082)	5,311
Other loans secured by real estate:
Other construction	8,158	—	44	(1,672)	6,530
Secured by 1-4 family residential properties	5,143	(4)	108	(2,337)	2,910
Commercial and industrial loans	14,851	(3,697)	1,939	880	13,973
Consumer loans	5,838	(833)	749	(878)	4,876
State and other political subdivision loans	3,190	—	—	43	3,233
Other commercial loans	7,439	(1,376)	2,052	(841)	7,274
Total	$117,306	$(6,073)	$7,291	$(14,492)	$104,032

Decreases in the PCL for the first six months of 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate.

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

The increase in the PCL for loans and other loans secured by real estate and consumer loans during the six months ended June 30, 2020 were primarily due to the negative impact of COVID-19 on the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate.

The PCL for the commercial and industrial loan portfolio decreased $3.9 million during the six months ended June 30, 2020 primarily due to loans that had been specifically reserved for being charged down, upgrades on loans from substandard to pass, paydowns as well as a slight decrease in the calculated PD and LGD, which uses Trustmark’s historical data.  The decrease in the PCL for state and other political subdivision loans of $1.3 million was primarily due to a decrease in reserves based on routine updates to the qualitative portion of the allowance calculation.  The PCL for other commercial loans decreased $843 thousand during the same time period due to a pay-off which decreased needed reserves.

Note 4 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$66,464	$79,394
Origination of servicing assets	15,201	12,396
Change in fair value:
Due to market changes	9,231	(27,158)
Due to run-off	(10,132)	(6,821)
Balance at end of period	$80,764	$57,811

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income.  Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR.  At June 30, 2021, the fair value of the MSR included an assumed average prepayment speed of 12 CPR and an average discount rate of 9.54% compared to an assumed average prepayment speed of 17 CPR and an average discount rate of 9.58% at June 30, 2020.

Mortgage Loans Serviced/Sold

During the first six months of 2021 and 2020, Trustmark sold $1.289 billion and $1.103 billion, respectively, of residential mortgage loans.  Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $34.2 million for the first six months of 2021 compared to $48.4 million for the first six months of 2020.

The table below details the mortgage loans sold and serviced for others at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Federal National Mortgage Association	$4,718,042	$4,629,670
Government National Mortgage Association	3,077,238	2,960,760
Federal Home Loan Mortgage Corporation	43,040	50,459
Other	14,773	16,201
Total mortgage loans sold and serviced for others	$7,853,093	$7,657,090

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures.  Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses.  Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties.  Generally, putback requests may be made until the loan is paid in full.  However, mortgage loans delivered to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Lending and Selling Representations and Warranties Framework, which provides certain instances in which FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties, such as payment history and quality control review.

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request.  Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt.  The total mortgage loan servicing putback expenses are included in other expense.  At both June 30, 2021 and 2020, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At June 30, 2021, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas.  The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$11,651	$29,248
Additions	382	406
Disposals	(1,149)	(10,534)
Write-downs	(1,445)	(844)
Balance at end of period	$9,439	$18,276

Gains (losses), net on the sale of other real estate included in other real estate expense	$18	$(255)

At June 30, 2021 and December 31, 2020, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Construction, land development and other land properties	$3,249	$3,857
1-4 family residential properties	1,204	1,349
Nonfarm, nonresidential properties	4,986	6,445
Total other real estate	$9,439	$11,651

At June 30, 2021 and December 31, 2020, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Alabama	$2,830	$3,271
Mississippi (1)	6,550	8,330
Tennessee (2)	59	50
Total other real estate	$9,439	$11,651

(1)	Mississippi includes Central and Southern Mississippi Regions.
(2)	Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At June 30, 2021, the balance of other real estate included $1.2 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $1.3 million at December 31, 2020. At June 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.4 million and $424 thousand, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance leases:
Amortization of right-of-use assets	$387	$481	$771	$978
Interest on lease liabilities	56	65	113	132
Operating lease cost	1,342	1,289	2,647	2,579
Short-term lease cost	110	111	229	220
Variable lease cost	311	332	618	679
Sublease income	(77)	(63)	(153)	(162)
Net lease cost	$2,129	$2,215	$4,225	$4,426

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Finance leases:
Operating cash flows included in operating activities	$113	$132
Financing cash flows included in payments under finance lease obligations	712	905
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	2,267	2,493
Operating cash flows (liability reduction) included in other operating activities, net	1,954	1,949

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Finance lease right-of-use assets, net of accumulated depreciation	$6,792	$7,471
Finance lease liabilities	7,185	7,805
Operating lease right-of-use assets	33,201	30,901
Operating lease liabilities	34,959	32,290

Weighted-average lease term:
Finance leases	8.37 years	8.53 years
Operating leases	9.06 years	8.65 years

Weighted-average discount rate:
Finance leases	3.15%	3.10%
Operating leases	3.16%	3.41%

At June 30, 2021, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2021 (excluding the six months ended June 30, 2021)	$828	$2,525
2022	1,597	4,864
2023	885	4,670
2024	572	4,713
2025	584	4,752
Thereafter	3,868	18,743
Total minimum lease payments	8,334	40,267
Less imputed interest	(1,149)	(5,308)
Lease liabilities	$7,185	$34,959

Note 7 – Deposits

At June 30, 2021 and December 31, 2020, deposits consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$4,446,991	$4,349,010
Interest-bearing demand	4,208,521	3,646,246
Savings	4,694,346	4,647,610
Time	1,282,226	1,405,898
Total	$14,632,084	$14,048,764

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral.  Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.”  Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction.  Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under repurchase agreements were secured by securities with a carrying amount of $179.6 million and $156.1 million at June 30, 2021 and December 31, 2020, respectively.  Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty.  As of June 30, 2021, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark.  The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$109,707	$115,357
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	921	12,696
Total securities sold under repurchase agreements	$110,628	$128,053

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer.  Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net.  Other real estate sales for the three and six months ended June 30, 2021 resulted in a net loss of $41 thousand and a net gain of $18 thousand, respectively, compared to net losses of $185 thousand and $255 thousand for the three and six months ended June 30, 2020, respectively.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$7,591	$—	$7,591	$6,380	$—	$6,380
Bank card and other fees	8,519	(228)	8,291	6,549	1,160	7,709
Mortgage banking, net	—	17,333	17,333	—	33,745	33,745
Wealth management	2	—	2	79	—	79
Other, net	1,699	251	1,950	1,354	784	2,138
Total noninterest income	$17,811	$17,356	$35,167	$14,362	$35,689	$50,051

Wealth Management Segment
Service charges on deposit accounts	$22	$—	$22	$17	$—	$17
Bank card and other fees	10	—	10	8	—	8
Wealth management	8,944	—	8,944	7,492	—	7,492
Other, net	35	9	44	24	9	33
Total noninterest income	$9,011	$9	$9,020	$7,541	$9	$7,550

Insurance Segment
Insurance commissions	$12,217	$—	$12,217	$11,868	$—	$11,868
Other, net	7	—	7	42	—	42
Total noninterest income	$12,224	$—	$12,224	$11,910	$—	$11,910

Consolidated
Service charges on deposit accounts	$7,613	$—	$7,613	$6,397	$—	$6,397
Bank card and other fees	8,529	(228)	8,301	6,557	1,160	7,717
Mortgage banking, net	—	17,333	17,333	—	33,745	33,745
Insurance commissions	12,217	—	12,217	11,868	—	11,868
Wealth management	8,946	—	8,946	7,571	—	7,571
Other, net	1,741	260	2,001	1,420	793	2,213
Total noninterest income	$39,046	$17,365	$56,411	$33,813	$35,698	$69,511
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

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$14,929	$—	$14,929	$16,392	$—	$16,392
Bank card and other fees	15,703	2,052	17,755	13,275	(217)	13,058
Mortgage banking, net	—	38,137	38,137	—	61,228	61,228
Wealth management	20	—	20	165	—	165
Other, net	3,087	891	3,978	3,118	1,266	4,384
Total noninterest income	$33,739	$41,080	$74,819	$32,950	$62,277	$95,227

Wealth Management Segment
Service charges on deposit accounts	$40	$—	$40	$37	$—	$37
Bank card and other fees	18	—	18	14	—	14
Wealth management	17,342	—	17,342	15,943	—	15,943
Other, net	67	16	83	50	22	72
Total noninterest income	$17,467	$16	$17,483	$16,044	$22	$16,066

Insurance Segment
Insurance commissions	$24,662	$—	$24,662	$23,418	$—	$23,418
Other, net	30	—	30	64	—	64
Total noninterest income	$24,692	$—	$24,692	$23,482	$—	$23,482

Consolidated
Service charges on deposit accounts	$14,969	$—	$14,969	$16,429	$—	$16,429
Bank card and other fees	15,721	2,052	17,773	13,289	(217)	13,072
Mortgage banking, net	—	38,137	38,137	—	61,228	61,228
Insurance commissions	24,662	—	24,662	23,418	—	23,418
Wealth management	17,362	—	17,362	16,108	—	16,108
Other, net	3,184	907	4,091	3,232	1,288	4,520
Total noninterest income	$75,898	$41,096	$116,994	$72,476	$62,299	$134,775
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$63	$63	$126	$127
Interest cost	43	61	86	121
Expected return on plan assets	(32)	(39)	(65)	(77)
Recognized net loss due to lump sum settlements	—	40	—	40
Recognized net actuarial loss	148	82	297	163
Net periodic benefit cost	$222	$207	$444	$374

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$19	$20	$38	$39
Interest cost	277	387	570	801
Amortization of prior service cost	28	38	56	75
Recognized net actuarial loss	295	236	601	482
Net periodic benefit cost	$619	$681	$1,265	$1,397

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

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards vest over three years and are granted to Trustmark’s executive and senior management teams.  Performance awards granted vest based on performance goals of return on average tangible equity and total shareholder return.  Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.  The Monte Carlo simulation was performed by an independent valuation consultant and requires the use of subjective modeling assumptions.  These awards are recognized using the straight-line method over the requisite service period.  These awards provide for achievement shares if performance measures exceed 100%.  The restricted share agreement for these awards provides for voting rights and dividend privileges.  During 2020, Trustmark began granting performance units instead of performance awards. The performance units have the same attributes as the previously granted performance awards, except the performance units do not provide voting rights.

Time-Vested Awards

Trustmark’s time-vested awards vest over three years and are granted to members of Trustmark’s Board of Directors as well as Trustmark’s executive and senior management teams.  Time-vested awards are valued utilizing the fair value of Trustmark’s stock at the grant date.  These awards are recognized on the straight-line method over the requisite service period.  During 2020, Trustmark began granting time-vested units instead of time-vested awards.  The time-vested units have the same attributes as the previously granted time-vested awards, except the time-vested units do not provide voting rights.

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2021
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	144,554	362,556
Granted	—	2,750
Released from restriction	—	(8,846)
Forfeited	(2,585)	(4,405)
Nonvested shares, end of period	141,969	352,055

	Six Months Ended June 30, 2021
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	145,042	301,619
Granted	53,273	176,022
Released from restriction	(44,536)	(120,290)
Forfeited	(11,810)	(5,296)
Nonvested shares, end of period	141,969	352,055

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Performance awards and units	$324	$456	$206	$(57)
Time-vested awards and units	890	818	3,189	2,725
Total compensation expense	$1,214	$1,274	$3,395	$2,668

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers.  The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions.  Commitments generally have fixed expiration dates or other termination clauses.  Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments.  Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments.  The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower.  At June 30, 2021 and 2020, Trustmark had unused commitments to extend credit of $4.803 billion and $4.391 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party.  A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument.  A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation.  When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process.  At June 30, 2021 and 2020, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $132.2 million and $105.7 million, respectively.  These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value.  Trustmark holds collateral to support standby letters of credit when deemed necessary.  As of June 30, 2021 and 2020, the fair value of collateral held was $40.2 million and $21.8 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2021 and December 31, 2020.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$29,205	$36,421	$38,572	$—
FASB ASU 2016-13 adoption adjustment	—	—	—	29,638
PCL, off-balance sheet credit exposures (1)	4,528	6,242	(4,839)	13,025
Balance at end of period	$33,733	$42,663	$33,733	$42,663

(1)

During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to provision for credit losses, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to provision for credit losses, off-balance sheet credit exposures.  The increase in the ACL on off-balance sheet credit exposures for the second quarter of 2021 was primarily due to an increase in the off-balance sheet credit exposures as well as the implementation of the PD and LGD floors by portfolio.  The decrease in the ACL on off-balance sheet credit exposures for the six months ended June 30, 2021 was primarily due to improvements of the overall economy and macroeconomic factors used to determine the necessary reserves for off-balance sheet credit exposures.

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

On April 11, 2016, Trustmark learned that a different Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (“TD Bank”), naming TNB and three other financial institutions not affiliated with Trustmark as defendants (the “TD Bank Declaratory Action”).  The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in separate litigation commenced against TD Bank brought by the joint liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the “Joint Liquidators’ Action”), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action.  Trustmark understands that on or about June 8, 2021,  after an extensive trial on the merits, the judge in the Joint Liquidators’ Action ruled in favor of TD Bank and found TD Bank not liable as to the claims asserted against the bank by the joint liquidators of Stanford International Bank Limited.    It is not yet known whether the plaintiffs in the Joint Liquidators’ Action intend to appeal this decision.   TNB was never served in connection with the TD Bank Declaratory Action, and thus did not make an appearance in that action.

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

On December 30, 2019, a complaint was filed in the United States District Court for the Southern District of Mississippi, Northern Division by Alysson Mills in her capacity as Court-appointed Receiver (the Receiver) for Arthur Lamar Adams (Adams) and Madison Timber Properties, LLC (Madison Timber), naming TNB, two other Mississippi-based financial institutions both of which are unaffiliated with Trustmark and two individuals, one of who was employed by TNB at all times relevant to the complaint and the other was employed either by TNB or one of the other defendant financial institutions, as defendants.  The complaint seeks to recover from the defendants, for the benefit of the receivership estate and also for certain investors who were allegedly defrauded by Adams and Madison Timber, damages (including punitive damages) and related costs allegedly attributable to actions of the defendants that allegedly enabled illegal and fraudulent activities engaged in by Adams and Madison Timber.  The Receiver did not quantify damages.  Pursuant to a Case Management Order issued by the court on June 16, 2021, a trial date of October 17, 2022 has been set for this action, if the parties are not otherwise able to resolve this matter prior to that date.

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

All pending legal proceedings described above (save for the TD Bank Declaratory Action, in which, as noted above, Trustmark has never been served) are being vigorously contested.  In accordance with FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable.  At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any such proceeding is not probable and a reasonable estimate cannot reasonably be made.

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic shares	63,215	63,416	63,305	63,586
Dilutive shares	195	139	161	136
Diluted shares	63,410	63,555	63,466	63,722

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average antidilutive stock awards	1	11	77	63

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Income taxes paid	$13,045	$23,309
Interest expense paid on deposits and borrowings	13,815	26,808
Noncash transfers from loans to other real estate	382	406
Finance right-of-use assets resulting from lease liabilities	92	—
Operating right-of-use assets resulting from lease liabilities	4,278	671

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2020 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at June 30, 2021 and December 31, 2020.  Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2021, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2021.  To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2021 and December 31, 2020 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,441,102	11.76%	7.00%	n/a
Trustmark National Bank	1,491,066	12.17%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,501,102	12.25%	8.50%	n/a
Trustmark National Bank	1,491,066	12.17%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,728,478	14.10%	10.50%	n/a
Trustmark National Bank	1,595,510	13.02%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,501,102	9.00%	4.00%	n/a
Trustmark National Bank	1,491,066	8.96%	4.00%	5.00%

At December 31, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,395,844	11.62%	7.00%	n/a
Trustmark National Bank	1,412,015	11.75%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,455,844	12.11%	8.50%	n/a
Trustmark National Bank	1,412,015	11.75%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,696,794	14.12%	10.50%	n/a
Trustmark National Bank	1,530,044	12.73%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,455,844	9.33%	4.00%	n/a
Trustmark National Bank	1,412,015	9.07%	4.00%	5.00%

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark resumed the repurchase of its shares in January 2021.  Under this authority, Trustmark repurchased approximately 630 thousand shares of its outstanding common stock valued at $20.8 million during three months ended June 30, 2021.  During the first six months of 2021, Trustmark repurchased $25.0 million, or approximately 775 thousand shares of its outstanding common stock. The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions.  There is no guarantee as to the number of shares that will be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

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

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$6,612	$(1,653)	$4,959	$2,648	$(662)	$1,986
Change in net unrealized holding loss on securities transferred to held to maturity	736	(184)	552	778	(195)	583
Total securities available for sale and transferred securities	7,348	(1,837)	5,511	3,426	(857)	2,569
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	38	(10)	28
Recognized net loss due to lump sum settlements	—	—	—	40	(10)	30
Change in net actuarial loss	443	(110)	333	318	(78)	240
Total pension and other postretirement benefit plans	471	(117)	354	396	(98)	298
Total other comprehensive income (loss)	$7,819	$(1,954)	$5,865	$3,822	$(955)	$2,867

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(15,188)	$3,797	$(11,391)	$43,155	$(10,789)	$32,366
Change in net unrealized holding loss on securities transferred to held to maturity	1,447	(362)	1,085	1,639	(410)	1,229
Total securities available for sale and transferred securities	(13,741)	3,435	(10,306)	44,794	(11,199)	33,595
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	56	(14)	42	75	(19)	56
Recognized net loss due to lump sum settlements	—	—	—	40	(10)	30
Change in net actuarial loss	898	(224)	674	645	(161)	484
Total pension and other postretirement benefit plans	954	(238)	716	760	(190)	570
Total other comprehensive income (loss)	$(12,787)	$3,197	$(9,590)	$45,554	$(11,389)	$34,165

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands).  All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$17,331	$(18,382)	$(1,051)
Other comprehensive income (loss) before reclassification	(10,306)	—	(10,306)
Amounts reclassified from accumulated other comprehensive income (loss)	—	716	716
Net other comprehensive income (loss)	(10,306)	716	(9,590)
Balance at June 30, 2021	$7,025	$(17,666)	$(10,641)

Balance at January 1, 2020	$(8,017)	$(15,583)	$(23,600)
Other comprehensive income (loss) before reclassification	33,595	—	33,595
Amounts reclassified from accumulated other comprehensive income (loss)	—	570	570
Net other comprehensive income (loss)	33,595	570	34,165
Balance at June 30, 2020	$25,578	$(15,013)	$10,565

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

Mortgage loan commitments are valued based on the securities prices of similar collateral, term, rate and delivery for which the loan is eligible to deliver in place of the particular security.  Trustmark acquires a broad array of mortgage security prices that are supplied by a market data vendor, which in turn accumulates prices from a broad list of securities dealers.  Prices are processed through a mortgage pipeline management system that accumulates and segregates all loan commitment and forward-sale transactions according to the similarity of various characteristics (maturity, term, rate, and collateral).  Prices are matched to those positions that are deemed to be an eligible substitute or offset (i.e., “deliverable”) for a corresponding security observed in the marketplace.

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands).  There were no transfers between fair value levels for the six months ended June 30, 2021 and the year ended December 31, 2020.

	June 30, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$30,025	$30,025	$—	$—
U.S. Government agency obligations	16,023	—	16,023	—
Obligations of states and political subdivisions	5,807	—	5,807	—
Mortgage-backed securities	2,496,884	—	2,496,884	—
Securities available for sale	2,548,739	30,025	2,518,714	—
Loans held for sale	332,132	—	332,132	—
Mortgage servicing rights	80,764	—	—	80,764
Other assets - derivatives	32,172	1,981	26,306	3,885
Other liabilities - derivatives	3,532	233	3,299	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	5,835	—	5,835	—
Mortgage-backed securities	1,967,939	—	1,967,939	—
Securities available for sale	1,991,815	—	1,991,815	—
Loans held for sale	446,951	—	446,951	—
Mortgage servicing rights	66,464	—	—	66,464
Other assets - derivatives	47,768	145	38,063	9,560
Other liabilities - derivatives	5,324	666	4,658	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2021 and 2020 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	(901)	5,857
Additions	15,201	—
Sales	—	(11,532)
Balance, June 30, 2021	$80,764	$3,885

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2021	$9,231	$2,592

Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(33,979)	22,382
Additions	12,396	—
Sales	—	(9,491)
Balance, June 30, 2020	$57,811	$14,330

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2020	$(27,158)	$12,897

(1)	Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  Assets at June 30, 2021, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI.  A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral.  The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell.  Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals.  Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate.  Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property.  These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal.  At June 30, 2021, Trustmark had outstanding balances of $32.9 million with a related ACL of $4.2 million in collateral-dependent LHFI, compared to outstanding balances of $43.4 million with a related ACL of $4.4 million in collateral-dependent LHFI at December 31, 2020.  The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $5.3 million were remeasured during the first six months of 2021, requiring write-downs of $268 thousand to reach their current fair values compared to $3.2 million of foreclosed assets that were remeasured during the first six months of 2020, requiring write-downs of $873 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2021 and December 31, 2020, are as follows ($ in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$2,267,224	$2,267,224	$1,952,554	$1,952,554
Securities held to maturity	433,012	452,288	538,072	563,115
Level 3 Inputs:
Net LHFI and PPP loans	10,214,956	10,183,509	10,317,352	10,312,395

Financial Liabilities:
Level 2 Inputs:
Deposits	14,632,084	14,633,322	14,048,764	14,052,863
Federal funds purchased and securities sold under repurchase agreements	157,176	157,176	164,519	164,519
Other borrowings	117,223	117,221	168,252	168,252
Subordinated notes	122,932	128,750	122,921	127,500
Junior subordinated debt securities	61,856	48,866	61,856	46,083

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI.  The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan.  The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives.  These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net.  The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments.  For the three and six months ended June 30, 2021, a net gain of $2.3 million and a net loss of $8.3 million, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net loss of $445 thousand and a net gain of $7.3 million for the three and six months ended June 30, 2020, respectively.  Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2021 included $1.7 million and $3.8 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.5 million and $2.8 million for the three and six months ended June 30, 2020, respectively.  Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value.  The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option.  GNMA optional repurchase loans totaled $95.4 million and $141.2 million at June 30, 2021 and December 31, 2020, respectively, and are included in LHFS on the accompanying consolidated balance sheets.  For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Fair value of LHFS	$236,719	$305,791
LHFS contractual principal outstanding	229,631	290,625
Fair value less unpaid principal	$7,088	$15,166

Note 17 – Derivative Financial Instruments

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting.  The total notional amount of these derivative instruments was $374.5 million at June 30, 2021 compared to $326.5 million at December 31, 2020.  Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million and a net negative ineffectiveness of $2.0 million for the three months ended June 30, 2021 and 2020, respectively.  For the six months ended June 30, 2021 and 2020, the impact was a net positive ineffectiveness of $1.5 million and $7.9 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized.  Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $317.5 million at June 30, 2021, with a negative valuation adjustment of $587 thousand, compared to $377.5 million, with a negative valuation adjustment of $3.1 million, at December 31, 2020.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area.  Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period.  Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts.  Trustmark’s off-balance sheet obligations under these derivative instruments totaled $238.8 million at June 30, 2021, with a positive valuation adjustment of $3.9 million, compared to $329.3 million, with a positive valuation adjustment of $9.6 million, at December 31, 2020.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral.  As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.  At June 30, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.115 billion related to this program, compared to $1.125 billion at December 31, 2020.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At June 30, 2021 and December 31, 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $950 thousand and $1.3 million, respectively.  At June 30, 2021, Trustmark had posted collateral of $1.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At June 30, 2021, Trustmark had entered into six risk participation agreements as a beneficiary with an aggregate notional amount of $50.3 million compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020.  At both June 30, 2021 and December 31, 2020, Trustmark had entered into twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $174.2 million and $172.0 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2021 and December 31, 2020.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at June 30, 2021 and December 31, 2020 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$496	$145
OTC written options (rate locks) included in other assets	3,885	9,560
Futures contracts included in other assets	1,485	—
Interest rate swaps included in other assets (1)	26,168	37,974
Credit risk participation agreements included in other assets	138	89
Futures contracts included in other liabilities	—	34
Forward contracts included in other liabilities	587	3,145
Exchange traded written options included in other liabilities	233	632
Interest rate swaps included in other liabilities (1)	2,569	1,313
Credit risk participation agreements included in other liabilities	143	200

(1)

In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(1,614)	$12,395	$(10,812)	$45,881
Amount of gain (loss) recognized in bank card and other fees	(667)	(76)	935	(1,736)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets.  Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets.  Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2021 and December 31, 2020 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$26,168	$—	$26,168	$(14)	$—	$26,154

Offsetting of Derivative Liabilities
As of June 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$2,569	$—	$2,569	$(14)	$(1,100)	$1,455

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$37,974	$—	$37,974	$—	$—	$37,974

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,313	$—	$1,313	$—	$(1,313)	$—

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General Banking
Net interest income	$118,169	$103,376	$219,277	$205,779
Provision for credit losses (1)	540	24,430	(19,326)	49,587
Noninterest income	35,167	50,051	74,819	95,227
Noninterest expense (1)	102,199	97,113	206,163	196,780
Income before income taxes	50,597	31,884	107,259	54,639
Income taxes	7,137	4,093	15,260	6,184
General banking net income	$43,460	$27,791	$91,999	$48,455
Selected Financial Information
Total assets	$16,716,574	$15,378,653	$16,716,574	$15,378,653
Depreciation and amortization	$11,046	$10,422	$21,910	$19,216

Wealth Management
Net interest income	$1,256	$1,576	$2,487	$3,080
Provision for credit losses	(3)	(3)	(5)	2,204
Noninterest income	9,020	7,550	17,483	16,066
Noninterest expense	7,749	6,944	15,943	15,460
Income before income taxes	2,530	2,185	4,032	1,482
Income taxes	633	547	1,009	371
Wealth management net income	$1,897	$1,638	$3,023	$1,111
Selected Financial Information
Total assets	$299,275	$232,467	$299,275	$232,467
Depreciation and amortization	$66	$67	$134	$134

Insurance
Net interest income	$(2)	$48	$(5)	$93
Noninterest income	12,224	11,910	24,692	23,482
Noninterest expense	8,731	8,360	18,121	17,204
Income before income taxes	3,491	3,598	6,566	6,371
Income taxes	867	877	1,645	1,569
Insurance net income	$2,624	$2,721	$4,921	$4,802
Selected Financial Information
Total assets	$82,283	$80,959	$82,283	$80,959
Depreciation and amortization	$190	$171	$384	$306

Consolidated
Net interest income	$119,423	$105,000	$221,759	$208,952
Provision for credit losses (1)	537	24,427	(19,331)	51,791
Noninterest income	56,411	69,511	116,994	134,775
Noninterest expense (1)	118,679	112,417	240,227	229,444
Income before income taxes	56,618	37,667	117,857	62,492
Income taxes	8,637	5,517	17,914	8,124
Consolidated net income	$47,981	$32,150	$99,943	$54,368
Selected Financial Information
Total assets	$17,098,132	$15,692,079	$17,098,132	$15,692,079
Depreciation and amortization	$11,302	$10,660	$22,428	$19,656
(1)

During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to provision for credit losses, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi.  Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889.  At June 30, 2021, TNB had total assets of $17.096 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 180 offices and 2,772 full-time equivalent associates (measured at June 30, 2021) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market).  Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment.  For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020 (2020 Annual Report).

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years, and remains focused on providing support, advice and solutions to meet its customers’ unique needs.  Trustmark’s financial performance during the three and six months ended June 30, 2021 reflect solid growth in loans held for investment (LHFI) of $169.2 million, or 1.7%, and $328.3 million, or 3.3%, respectively, and deposits of $248.6 million, or 1.7%, and $583.3 million, or 4.2%, respectively.  Mortgage banking revenue remained strong during the first six months of 2021 following record setting levels in the prior year.  During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding Paycheck Protection Program (PPP) loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which is included in net interest income for the quarter ended June 30, 2021.  See the section captioned “Paycheck Protection Program” for additional information regarding the PPP loan sale.  Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value.  Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses.  Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share.  The dividend is payable September 15, 2021, to shareholders of record on September 1, 2021.

Recent Economic and Industry Developments

The COVID-19 pandemic and actions taken to mitigate the spread of it have had and may continue to have an adverse impact on economic activity globally, nationally and locally, including the geographical area in which Trustmark operates and industries in which Trustmark regularly extends credit.  For additional information regarding Trustmark’s exposure to industries impacted by the COVID-19 pandemic, please see the section captioned “Exposure to COVID-19 Stressed Industries.”  Economic activity during the first six months of 2021 increased as certain restrictions were lifted following increased COVID-19 vaccination rates; however, restrictions remain in place for many areas and the long-term effectiveness of the vaccine and the full impact of the COVID-19 pandemic on economies and financial markets remains unknown.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and resulted in a number of actions by the FRB during 2020 and continuing in 2021.  Market interest rates declined to and remain at historical lows.  During 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic.  The FRB reduced the interest that it pays on excess reserves from 1.60% to 0.10% during the first quarter of 2020.  These rates have continued into the second quarter of 2021.  The prolonged reduction in interest rates has had and is expected to continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark.

In the July 2021 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from May 25, 2021 through July 2, 2021) strengthened further, displaying moderate to robust growth; however, changes in economic activities remained varied by sector.  Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•

Sectors reporting above-average growth included transportation, travel and tourism, manufacturing and nonfinancial services.  Energy markets improved slightly, while agriculture had mixed results.  Supply chain disruptions, including shortages of materials, labor, delivery delays and low inventories of many consumer goods, became more widespread.  Strained car inventories resulted in somewhat lower car sales despite steady demand, and home sales rose slightly despite limited supply.  Non-auto retail sales grew at a moderate pace, and tourism was buoyed by the further abatement of pandemic-related concerns.

•	Residential construction softened in several Districts in response to rising costs, while commercial construction was mixed but slightly up.
•

Prices increased at an above-average pace.  Pricing pressures were broad-based and grew more acute in the hospitality sector, as the reopening of hotels and restaurants confronted limited supplies of materials and workers.  Construction costs remained high, but lumber prices eased a bit.  Pricing power was mixed across the Districts, as some contacts reported that high end-user demand enabled them to increase their prices and others said that input price pressures had reduced profit margins.  While some contacts felt that pricing pressures were transitory, the majority expected further increases in input costs and selling prices in the coming months.

•

The majority of Districts reported slight or modest job gains, while the remainder reported moderate to strong increases in employment.  Healthy labor demand was broad-based but was seen as strongest for low-skilled positions.  Wages increased at a moderate pace on average and low-wage workers enjoyed above-average pay increases.  Labor shortages were often cited as a reason firms could not staff at desired levels.  All Districts noted an increased use of non-wage cash incentives to attract and retain workers.  Firms in several Districts expected the difficulty finding workers to extend into the fall.

•	Banking contacts in most Districts reported lending activity increased slightly or modestly.
•	Outlooks for demand improved further, but many contacts expressed uncertainty or pessimism over the easing of supply constraints.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above.  The Federal Reserve’s Sixth District noted that banking conditions were steady, deposit balances grew and demand for consumer loans picked up. The Federal Reserve’s Eleventh District also reported that drilling and completion activity expanded moderately, oil field services firms noted difficulty hiring to support increased oil field activity, exploration and production firms slightly revised up their production outlook for this and next year due to strong year-to-date results and a higher oil price forecast for 2022, and sentiment in the oil and gas industry continued to improve; however, contacts remain cautious about tax policy changes and rising materials and labor costs.

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

Exposure to COVID-19 Stressed Industries

The full impact of COVID-19 is unknown and continues to evolve rapidly. It has caused substantial disruption in international and the United States economies, markets and employment.  The pandemic has had and may continue to have a significant adverse impact on certain industries Trustmark serves.  The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the LHFI portfolio as of June 30, 2021:

•

Restaurants: Aggregate outstanding balance of $104.0 million, credit exposure of $118.0 million, 297 total loans, represents 1.0% of Trustmark’s outstanding LHFI portfolio, 87% of the loans are real estate secured, 39% are full-service restaurants, 59% are limited-service restaurants and 2% are other.

•

Hotels: Aggregate outstanding balance of $365.0 million, credit exposure of $388.0 million, 90 total loans, represents 3.6% of Trustmark’s outstanding LHFI portfolio, 99% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 92% operate under a major hotel chain.

•

Retail (Commercial Real Estate): Aggregate outstanding balance of $437.0 million, credit exposure of $507.0 million, 295 total loans, represents 4.3% of Trustmark’s outstanding LHFI portfolio, 22% are stand-alone buildings with strong essential services tenants, 1% are national grocery store-anchored, 18% are investment grade anchored centers, mall exposure in only one borrower with $5 million outstanding.

•

Energy: Aggregate outstanding balance of $93.0 million, credit exposure of $301.0 million, 101 total loans, represents 0.9% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.

•	Higher Risk Commercial and Industrial: Aggregate outstanding balance of $9.6 million, credit exposure of $13.7 million, one borrower.

During the second quarter of 2021, Trustmark conducted an analysis of borrowers rated watch or worse that received a concession as well as other borrowers in industries significantly impacted by COVID-19 (e.g., restaurants and hotels) with $1.0 million or more in outstanding balances.  Collectively, the review included borrowers with $482.0 million in outstanding balances at June 30, 2021.  As a result of this review, $4.5 million was downgraded to a criticized category, none of which was in the COVID-19 impacted industries.  A total of $14.5 million was removed from a criticized category, which included borrowers in COVID-19 impacted industries.

COVID-19 Related Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”  This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance went on to explain that, in consultation with the FASB staff, the federal banking agencies concluded that short-term modifications (e.g., six months) made on a good faith basis to borrowers that were current as of the implementation date of a relief program were not TDRs.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 were not TDRs.  On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, amended section 4013 of the CARES Act to provide an extension of the period in which TDR relief is available to financial institutions.  At June 30, 2021, the balance of loans remaining under some type of COVID-19 related concession totaled $19.0 million compared to $34.2 million at December 31, 2020.  Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days.  Consumer concessions were 90-day full payment deferrals.

Paycheck Protection Program

A provision in the CARES Act included initial funds for the creation of the PPP through the Small Business Administration (SBA) and Treasury Department.  The PPP is intended to provide loans to small businesses, sole proprietorships, independent contractors and self-employed individuals to pay their employees, rent, mortgage interest and utilities.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.  The loans are 100% guaranteed by the SBA.  The SBA and Treasury Department released a series of rules, guidance documents and processes governing the PPP, including a streamlined process for loan forgiveness of PPP loans of $150 thousand or less.  The Consolidated Appropriations Act, 2021 extended some of the relief provisions in certain respects of the CARES Act, and appropriated additional funds to the PPP and permitted certain PPP borrowers to make “second draw” loans.  Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness.  The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

From April to August 2020, Trustmark originated PPP loans for qualified small businesses and other borrowers.  Trustmark resumed submitting PPP applications to the SBA on behalf of qualified small businesses and other borrowers under the CARES Act, as amended by the Consolidated Appropriations Act, 2021, in January 2021.  During the first six months of 2021, Trustmark originated 5,727 PPP loans totaling $376.2 million ($354.5 million net of $21.7 million of deferred fees and costs).

On June 30, 2021, Trustmark announced the sale of approximately $354.2 million of its outstanding PPP loans, substantially all PPP loans originated in 2021, to The Loan Source, Inc. (Loan Source), a firm with significant expertise in PPP loans. As a result of this transaction, Loan Source will assume responsibility for the servicing and forgiveness process for the loans it has acquired from Trustmark. This transaction will allow Trustmark to focus on more traditional lending efforts and increase its ability to provide customers with financial services in an improving economic environment.  Trustmark accelerated the recognition of unamortized PPP loan origination fees, net of cost, of approximately $18.6 million, in the second quarter of 2021 due to the sale. This revenue is substantially the same as Trustmark would expect to recognize upon the maturity or forgiveness of the PPP loans being sold in this transaction, and thus this transaction serves to accelerate revenue anticipated in future periods and recognize it during the second quarter of 2021.

At June 30, 2021, Trustmark had 843 PPP loans outstanding totaling $168.2 million ($166.1 million net of $2.1 million of deferred fees and costs), compared to 7,398 PPP loans outstanding totaling $623.0 million ($610.1 million net of 12.9 million of deferred fees and costs) at December 31, 2020.  In addition to the loans sold, PPP loans totaling $476.9 million were forgiven by SBA during the first six months of 2021, compared to PPP loans totaling $346.9 million forgiven by the SBA during the fourth quarter of 2020.

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

Financial Highlights

Trustmark reported net income of $48.0 million, or basic and diluted earnings per share (EPS) of $0.76, in the second quarter of 2021, compared to $32.2 million, or basic and diluted EPS of $0.51, in the second quarter of 2020.  Trustmark’s reported performance during the quarter ended June 30, 2021 produced a return on average tangible equity of 13.96%, a return on average assets of 1.13%, an average equity to average assets ratio of 10.46% and a dividend payout ratio of 30.26%, compared to a return on average tangible equity of 10.32%, a return on average assets of 0.83%, an average equity to average assets ratio of 10.73% and a dividend payout ratio of 45.10% during the quarter ended June 30, 2020.

Trustmark reported net income of $99.9 million, or basic and diluted EPS of $1.58 and $1.57, respectively, for the six months ended June 30, 2021, compared to $54.4 million, or basic and diluted EPS of $0.86 and $0.85, respectively, for the six months ended June 30, 2020.  Trustmark’s reported performance during the first six months of 2021 produced a return on average tangible equity of 14.75%, a return on average assets of 1.20%, an average equity to average assets ratio of 10.50% and a dividend payout ratio of 29.11%, compared to a return on average tangible equity of 8.84%, a return on average assets of 0.75%, an average equity to average assets ratio of 11.33% and a dividend payout ratio of 53.49% for the first six months of 2020.

Total revenue, which is defined as net interest income plus noninterest income, for the three and six months ended June 30, 2021 was $175.8 million and $338.8 million, respectively, an increase of $1.3 million, or 0.8%, and a decrease of $5.0 million, or 1.4%, respectively, when compared to the same time periods in 2020.  The increase in total revenue for the second quarter of 2021 when compared to the same time period in 2020, resulted from an increase in net interest income, primarily due to the accelerated recognition of the unamortized loan fees on the PPP loans sold during the quarter ended June 30, 2021, largely offset by a decline in noninterest income, primarily due to a decline in mortgage banking, net.  The decrease in total revenue for the six months ended June 30, 2021 when compared to the same time period in 2020, resulted from a decline in noninterest income, primarily due to a decrease in mortgage banking, net, partially offset by an increase in net interest income, primarily due to an increase in interest and fees on PPP loans and a decline in interest on deposits, partially offset by declines in interest and fees on LHFI and LHFS and interest on securities.  These factors are discussed in further detail below.

Net interest income for the three and six months ended June 30, 2021 totaled $119.4 million and $221.8 million, respectively, an increase of $14.4 million, or 13.7%, and $12.8 million, or 6.1%, respectively, when compared to the same time periods in 2020.  Interest income totaled $125.9 million and $235.4 million for the three and six months ended June 30, 2021, respectively, an increase of $11.3 million, or 9.8%, and $350 thousand, or 0.1%, respectively, when compared to the same time periods in 2020, principally due to the increase in interest and fees from PPP loans, partially offset by declines in interest and fees from LHFI and LHFS and interest on securities as a result of lower interest rates.  Interest expense totaled $6.5 million and $13.6 million for the three and six months ended June 30, 2021, respectively, a decrease of $3.2 million, or 32.6%, and $12.5 million, or 47.7%, respectively, when compared to the same time periods in 2020, principally due to the decline in interest on deposits as a result of lower interest rates.

Noninterest income for the three months ended June 30, 2021 totaled $56.4 million, a decrease of $13.1 million, or 18.8%, when compared to the same time period in 2020, primarily due to a decline in mortgage banking, net, partially offset by increases in wealth management and service charges on deposit accounts.  Mortgage banking, net totaled $17.3 million for the three months ended June 30, 2021, a decrease of $16.4 million, or 48.6%, when compared to the same time period in 2020, principally due to a decline in the gain on sales of loans, net partially offset by an increase in the net hedge ineffectiveness.  Wealth management income totaled $8.9 million for the second quarter of 2021, an increase of $1.4 million, or 18.2%, when compared to the second quarter of 2020, primarily due to increases in income from both investment services and trust management services.  Service charges on deposit accounts totaled $7.6 million for the three months ended June 30, 2021, an increase of $1.2 million, or 19.0%, when compared to the same time period in 2020 principally due to an increase in the amount of non-sufficient funds (NSF) and overdraft occurrences on consumer demand deposit accounts (DDAs) and interest checking accounts and commercial DDAs, primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns.

Noninterest income for the first six months of 2021 totaled $117.0 million, a decrease of $17.8 million, or 13.2%, when compared to the same time period in 2020.  The decrease in noninterest income when the first six months of 2021 is compared to the same time period in 2020 was principally due to a decline in mortgage banking, net, partially offset by an increase in bank card and other fees.  Mortgage banking, net totaled $38.1 million for the six months ended June 30, 2021, a decrease of $23.1 million, or 37.7%, when compared to the same time period in 2020, principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness and an increase in the run-off of the MSR.  Bank card and other fees totaled $17.8 million for the first six months of 2021, an increase of $4.7 million, or 36.0%, when compared to the same time period in 2020, principally due to increases in the credit valuation adjustment on customer derivatives and interchange income from point-of-sale transactions partially offset by a decline in interchange income from signature transactions.

Noninterest expense for the three months ended June 30, 2021 totaled $118.7 million, an increase of $6.3 million, or 5.6%, when compared to the same time period in 2020, principally due to increases in salaries and employee benefits, other real estate expense, net and services and fees.  Salaries and employee benefits totaled $70.1 million for the three months ended June 30, 2021, an increase of $4.0 million, or 6.1%, when compared to the same time period in 2020.  The increase in salaries and employee benefits when the second quarter of 2021 is compared to the same time period in 2020 was principally due to increases in salaries expense, primarily resulting from general merit increases, accruals for annual general incentives and commission expense, primarily due to the increase in mortgage originations and production.  Other real estate expense, net totaled $1.5 million for the three months ended June 30, 2021, an increase of $1.2 million when compared to the same time period in 2020, principally due to an increase in reserves for other real estate write-downs.  Services and fees totaled $21.8 million for the three months ended June 30, 2021, an increase of $1.2 million, or 5.8%, when compared to the same time period in 2020, primarily due to increases in data processing charges related to software.

Noninterest expense for the six months ended June 30, 2021 totaled $240.2 million, an increase of $10.8 million, or 4.7%, when compared to the same time period in 2020, principally due to increases in salaries and employee benefits and services and fees.  Salaries and employee benefits totaled $141.3 million for the six months ended June 30, 2021, an increase of $6.0 million, or 4.5%, when compared to the same time period in 2020.  The increase in salaries and employee benefits when the first six months of 2021 is compared to the same time period in 2020 was principally due to increases in commissions expense resulting from improvements in mortgage originations and production, salary expense as a result of general merit increases, accruals for annual incentive compensation and incentive stock compensation, partially offset by non-routine expenses related to the voluntary early retirement program completed by Trustmark during the first quarter of 2020.  Trustmark incurred $4.3 million of non-routine salaries and employee benefits expense during the first quarter of 2020 related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $10.3 million, or 7.9%, when the first six months of 2021 is compared to the same time period in 2020.  Services and fees totaled $44.3 million for the six months ended June 30, 2021, an increase of $3.8 million, or 9.3%, when compared to the same time period in 2020, primarily due to increases in data processing charges related to software and outside services and fees related to independent contractors expenses.

Trustmark’s provision for credit losses on LHFI for the three and six months ended June 30, 2021 totaled a negative $4.0 million and a negative $14.5 million, respectively, a decrease of $22.2 million and $53.3 million, respectively, when compared to the same time periods in 2020.  The provision for credit losses on off-balance sheet credit exposures totaled $4.5 million and a negative $4.8 million for the three and six months ended June 30, 2021, respectively, a decrease of $1.7 million and $17.9 million, respectively, when compared to the same time periods in 2020.  The negative provision for credit losses on LHFI for the second quarter of 2021 primarily reflected a decline in required reserves as a result of risk rate upgrades due to improvements in credit quality, charge-down of an individually evaluated credit for which reserves were previously established and improvements in macroeconomic forecasts, partially offset by an increase in reserves as a result of the implementation of probability of default (PD) and loss-given default (LGD) floors at a portfolio level to ensure appropriate risk is reflected as macroeconomic conditions continue to improve.  The provision for credit losses on off-balance sheet credit exposures for the second quarter of 2021 primarily reflected an increase in required reserves as a result of an increase in off-balance sheet credit exposures and the implementation of the PD and LGD floors at a portfolio level.  The negative provision for credit losses on both LHFI and off-balance sheet credit exposures for the first six months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the allowance for credit losses (ACL).  Please see the section captioned “Provision for Credit Losses” for additional information regarding the provision for credit losses on LHFI and off-balance sheet credit exposures.

At June 30, 2021, nonperforming assets totaled $60.9 million, a decrease of $13.9 million, or 18.6%, compared to December 31, 2020, primarily due to a decline in nonaccrual LHFI.  Nonaccrual LHFI totaled $51.4 million at June 30, 2021, a decrease of $11.7 million, or 18.5%, relative to December 31, 2020, primarily due to the pay down and charge off of one large energy-related commercial credit as well as one large commercial credit which was returned to accrual status in Trustmark’s Mississippi market region.  Other real estate totaled $9.4 million at June 30, 2021, a decline of $2.2 million, or 19.0%, compared to December 31, 2020, principally due to an increase in reserves for other real estate write-downs in Trustmark’s Mississippi and Alabama market regions as well as properties sold in the Mississippi, Alabama and Tennessee market regions.

LHFI totaled $10.153 billion at June 30, 2021, an increase of $328.3 million, or 3.3%, compared to December 31, 2020.  The increase in LHFI during the first six months of 2021 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Mississippi, Texas, Alabama and Tennessee market regions and state and other political subdivision loans in the Mississippi, Texas, Alabama and Florida market regions, partially offset by declines in other commercial LHFI in the Mississippi, Alabama, Florida and Texas market regions.  For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.632 billion at June 30, 2021, an increase of $583.3 million, or 4.2%, compared to December 31, 2020, primarily reflecting deposits of proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During the first six months of 2021, noninterest-bearing deposits increased $98.0 million, or 2.3%, principally due to growth in consumer and commercial noninterest-bearing DDAs.  Interest-bearing deposits increased $485.3 million, or 5.0%, during the first six months of 2021, primarily due to growth in all categories of interest checking and money market deposit accounts as well as consumer savings accounts, partially offset by declines in all categories of certificates of deposits.

Recent Legislative and Regulatory Developments

On March 5, 2021, the United Kingdom Financial Conduct Authority (FCA), which regulates London Interbank Offered Rate (LIBOR), confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which will end on December 31, 2021).  Additionally, on April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of an alternative reference rate, the Secured Overnight Funding Rate (SOFR), in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued.  The FRB and other federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including Trustmark.  For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2020 Annual Report.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statements of Income
Total interest income	$125,925	$114,653	$235,397	$235,047
Total interest expense	6,502	9,653	13,638	26,095
Net interest income	119,423	105,000	221,759	208,952
Provision for credit losses, LHFI	(3,991)	18,185	(14,492)	38,766
Provision for credit losses, off-balance sheet credit exposures (1)	4,528	6,242	(4,839)	13,025
Noninterest income	56,411	69,511	116,994	134,775
Noninterest expense (1)	118,679	112,417	240,227	229,444
Income before income taxes	56,618	37,667	117,857	62,492
Income taxes	8,637	5,517	17,914	8,124
Net Income	$47,981	$32,150	$99,943	$54,368

Total Revenue (2)	$175,834	$174,511	$338,753	$343,727

Per Share Data
Basic EPS	$0.76	$0.51	$1.58	$0.86
Diluted EPS	0.76	0.51	1.57	0.85
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	10.81%	7.76%	11.39%	6.61%
Return on average tangible equity	13.96%	10.32%	14.75%	8.84%
Return on average assets	1.13%	0.83%	1.20%	0.75%
Average equity / average assets	10.46%	10.73%	10.50%	11.33%
Net interest margin (fully taxable equivalent)	3.16%	3.12%	2.99%	3.31%
Dividend payout ratio	30.26%	45.10%	29.11%	53.49%

Credit Quality Ratios (3)
Net charge-offs (recoveries) / average loans	0.05%	-0.02%	-0.02%	0.05%
Provision for credit losses / average loans	-0.16%	0.74%	-0.28%	0.80%
Nonaccrual LHFI / (LHFI + LHFS)	0.49%	0.50%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.58%	0.68%
ACL LHFI / LHFI	1.02%	1.23%
(1)

During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to provision for credit losses, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

(2)	Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(3)	Excludes PPP loans.

	June 30,
	2021	2020
Consolidated Balance Sheets
Total assets	$17,098,132	$15,692,079
Securities	2,981,751	2,544,201
Total loans (LHFI + LHFS)	10,485,001	10,014,895
Deposits	14,632,084	13,505,473
Total shareholders' equity	1,779,309	1,673,944

Stock Performance
Market value - close	$30.80	$24.52
Book value	28.35	26.39
Tangible book value	22.13	20.18

Capital Ratios
Total equity / total assets	10.41%	10.67%
Tangible equity / tangible assets	8.31%	8.37%
Tangible equity / risk-weighted assets	11.33%	11.09%
Tier 1 leverage ratio (1)	9.00%	9.08%
Common equity Tier 1 risk-based capital ratio (1)	11.76%	11.42%
Tier 1 risk-based capital ratio (1)	12.25%	11.94%
Total risk-based capital ratio (1)	14.10%	13.00%
(1)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,780,705	$1,665,716	$1,770,087	$1,652,893
Less: Goodwill		(384,237)	(383,081)	(384,694)	(381,876)
Identifiable intangible assets		(6,442)	(7,834)	(6,778)	(7,942)
Total average tangible equity		$1,390,026	$1,274,801	$1,378,615	$1,263,075

PERIOD END BALANCES
Total shareholders' equity		$1,779,309	$1,673,944
Less: Goodwill		(384,237)	(385,270)
Identifiable intangible assets		(6,170)	(8,895)
Total tangible equity	(a)	$1,388,902	$1,279,779

TANGIBLE ASSETS
Total assets		$17,098,132	$15,692,079
Less: Goodwill		(384,237)	(385,270)
Identifiable intangible assets		(6,170)	(8,895)
Total tangible assets	(b)	$16,707,725	$15,297,914
Risk-weighted assets	(c)	$12,256,492	$11,539,157

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$47,981	$32,150	$99,943	$54,368
Plus: Intangible amortization net of tax		415	552	915	1,161
Net income adjusted for intangible amortization		$48,396	$32,702	$100,858	$55,529
Period end shares outstanding	(d)	62,773,226	63,422,439

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		13.96%	10.32%	14.75%	8.84%
Tangible equity/tangible assets	(a)/(b)	8.31%	8.37%
Tangible equity/risk-weighted assets	(a)/(c)	11.33%	11.09%
Tangible book value	(a)/(d)*1,000	$22.13	$20.18

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,779,309	$1,673,944
CECL transitional adjustment (2)		26,671	32,693
AOCI-related adjustments		10,641	(10,565)
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,276)	(371,342)
Other adjustments and deductions for CET1 (3)		(5,243)	(7,352)
CET1 capital	(e)	1,441,102	1,317,378
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,501,102	$1,377,378

Common equity Tier 1 risk-based capital ratio	(e)/(c)	11.76%	11.42%
(1)	Calculated using annualized net income adjusted for intangible amortization divided by total average tangible equity.
(2)	Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.
(3)	Includes other intangible assets, net of DTLs, disallowed deferred tax assets, threshold deductions and transition adjustments, as applicable.

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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$47,981	$0.76	$32,150	$0.51	$99,943	$1.57	$54,368	$0.85

Significant non-routine transactions (net of taxes):
Voluntary early retirement program	—	—	—	—	—	—	3,281	0.05
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$47,981	$0.76	$32,150	$0.51	$99,943	$1.57	$57,649	$0.90

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	10.81%	n/a	7.76%	n/a	11.39%	n/a	6.61%	7.00%
Return on average tangible equity	13.96%	n/a	10.32%	n/a	14.75%	n/a	8.84%	9.35%
Return on average assets	1.13%	n/a	0.83%	n/a	1.20%	n/a	0.75%	0.79%
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

Net interest income-FTE for the three and six months ended June 30, 2021 increased $14.4 million, or 13.3%, and $12.5 million, or 5.8%, respectively, when compared with the same time periods in 2020, principally due to the increase in interest and fees on PPP loans and the decline in interest on deposits, partially offset by declines in interest and fees on LHFS and LHFI and taxable interest on securities.  The net interest margin for the three and six months ended June 30, 2021 increased 4 basis points and decreased 32 basis points to 3.16% and 2.99%, respectively, when compared to the same time periods in 2020.  The net interest margin excluding PPP loans and the balance held at the FRB of Atlanta, which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRB balance, as a percentage of average earning assets excluding average PPP loans and the FRB balance, was 2.94% and 2.96% for the three and six months ended June 30, 2021, respectively, a decrease of 41 basis points and 48 basis points, respectively, when compared to 3.35% and 3.44% for the same time periods in 2020, respectively.  The decreases in the net interest margin excluding PPP loans and the balance held at the FRB of Atlanta for the three and six months ended June 30, 2021 compared to the same time periods in 2020, were principally due to declines in the yield on the LHFI and LHFS and securities portfolios, partially offset by lower costs of interest-bearing deposits.

At June 30, 2021, Trustmark had PPP loans outstanding totaling $166.1 million, net of deferred fees and costs of $2.1 million, compared to $939.8 million, net of $29.9 million of deferred fees and costs, at June 30, 2020.  Processing fees earned by TNB as the originating lender are being amortized over the life of the loans.  Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period).  During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding PPP loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which is included in net interest income for the quarter ended June 30, 2021. In addition, PPP loans totaling $476.9 million were forgiven by

SBA during the first six months of 2021.  Average PPP loans for the three and six months ended June 30, 2021 totaled $648.2 million and $623.3 million, respectively, a decrease of $116.2 million, or 15.2%, and an increase of $241.1 million, or 63.1%, respectively, when compared to the same time periods in 2020.  Interest and fees on PPP loans for the three and six months ended June 30, 2021 increased $20.5 million and $29.8 million, respectively, when compared to the same time periods in 2020.  The yield on PPP loans for the three and six months ended June 30, 2021 increased to 15.81% and 11.26%, respectively, when compared 2.65% for both the three and six months ended June 30, 2020.  Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.  However, TNB’s participation in the PPP will likely have a significant impact on Trustmark’s asset mix and net interest margin for the remainder of 2021 as a result of the addition of these low interest rate loans and the related processing fees earned on these loans.

The average FRB balance for the three and six months ended June 30, 2021 totaled $1.700 billion and $1.659 billion, respectively, an increase of $876.6 million and $1.174 billion, respectively, when compared to the same time periods in 2020. Interest earned on FRB balances increased $205 thousand and $35 thousand, respectively, when the three and six months ended June 30, 2021 is compared to the same time periods in 2020.  The yield on the FRB balance was 0.09% for both the three months ended June 30, 2021 and 2020.  The yield on the FRB balance was 0.09% for the six months ended June 30, 2021, a decline of 22 basis points when compared to 0.31% for the six months ended June 30, 2020, reflecting the FRB’s reduction of the interest rate that it pays on excess reserves during the first quarter of 2020.

Average interest-earning assets for the three months ended June 30, 2021 were $15.512 billion compared to $13.942 billion for the same time period in 2020, an increase of $1.570 billion, or 11.3%, principally due to increases in average other earning assets of $895.7 million, average loans (LHFS and LHFI) of $407.8 million, or 4.1%, and average securities of $382.7 million, or 15.8%, partially offset by a decline in average PPP loans of $116.2 million, or 15.2%.  Average interest-earning assets for the first six months of 2021 were $15.356 billion compared to $13.085 billion for the same time period in 2020, an increase of $2.271 billion, or 17.4%.  The increase in average earning assets during the first six months of 2021 was primarily due to increases in average other earning assets of $1.188 billion, average loans (LHFS and LHFI) of $523.0 million, or 5.3%, average securities of $318.7 million, or 13.3%, and average PPP loans of $241.1 million, or 63.1%.  The increase in average other earning assets when the first six months of 2021 is compared to the same time period in 2020, was primarily due to an increase in excess reserves held at the FRB as a result of the increase in customer deposit account balances.  The increase in average loans (LHFS and LHFI) was primarily attributable to the $493.1 million, or 5.1%, increase in the LHFI portfolio when balances at June 30, 2021 are compared to balances at June 30, 2020.  This increase was principally due to net growth in loans secured by real estate and state and other political subdivision loans, partially offset by net declines in other commercial loans and commercial and industrial loans.  The increase in average securities when the first six months of 2021 is compared to the same time period in 2020 was primarily due to purchase of securities available for sale, partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities.

Interest income-FTE for the three months ended June 30, 2021 totaled $128.9 million, an increase of $11.2 million, or 9.5%, while the yield on total earning assets declined 6 basis points to 3.33% when compared to the same time period in 2020.  The increase in interest income-FTE for the second quarter of 2021 was primarily due to the increase in interest and fees on PPP loans partially offset by declines in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable.  During the first six months of 2021, interest income-FTE totaled $241.2 million, an increase of $86 thousand, while the yield on total earning assets declined 54 basis points to 3.17% when compared to the first six months of 2020.  The slight increase in interest income-FTE for the first six months of 2021 was primarily due to the increase in interest and fees on PPP loans, which were mostly offset by declines in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable.  During the three and six months ended June 30, 2021, interest and fees on LHFS and LHFI-FTE declined $5.6 million, or 5.6%, and $21.6 million, or 10.3%, respectively, when compared to the same time periods in 2020, while the yield on loans (LHFS and LHFI) decreased 39 basis points to 3.64% and 62 basis points to 3.66%, respectively, as a result of lower interest rates.  During the three and six months ended June 30, 2021, interest on securities-taxable decreased $3.8 million, or 29.5%, and $7.8 million, or 30.3%, respectively, while the yield on securities-taxable declined 86 basis points to 1.30% and 85 basis points to 1.35%, respectively, when compared to the same time periods in 2020, primarily due to the run off of maturing investment securities and lower interest rates on securities available for sale purchased.

Average interest-bearing liabilities for the three months ended June 30, 2021 totaled $10.478 billion compared to $9.867 billion for the same time period in 2020, and increase of $610.8 million, or 6.2%.  Average interest-bearing liabilities for the first six months of 2021 totaled $10.386 billion compared to $9.355 billion for the same time period in 2020, an increase of $1.031 billion, or 11.0%.  The increase in average interest-bearing liabilities was primarily the result of the increase in average interest-bearing deposits and the addition of the subordinated debt during the fourth quarter of 2020.  Average interest-bearing deposits for the three and six months ended June 30, 2021 increased $394.3 million, or 4.1%, and $860.8 million, or 9.5%, respectively, when compared to the same time periods in 2020, primarily due to growth in average savings deposits and interest-bearing demand deposits as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.

Interest expense for the three and six months ended June 30, 2021 totaled $6.5 million and $13.6 million, respectively, a decrease of $3.2 million, or 32.6%, and $12.5 million, or 47.7%, respectively, when compared with the same time periods in 2020, while the rate on total interest-bearing liabilities decreased 14 basis points to 0.25% and 30 basis points to 0.26%, respectively, primarily due to a decline in interest on deposits.  Interest on deposits decreased $4.1 million, or 47.0%, and $13.8 million, or 58.4%, respectively, while the rate on interest-bearing deposits decreased 18 basis points to 0.19% and 33 basis points to 0.20%, respectively, when the three and six months ended June 30, 2021 are compared to the same time periods in 2020, primarily due to lower interest rates.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2021			2020

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$55	$—	—	$113	$—	—
Securities - taxable	2,781,350	8,991	1.30%	2,379,405	12,762	2.16%
Securities - nontaxable	16,132	149	3.70%	35,365	315	3.58%
PPP Loans	648,222	25,555	15.81%	764,416	5,044	2.65%
Loans (LHFS and LHFI)	10,315,927	93,698	3.64%	9,908,132	99,300	4.03%
Other earning assets	1,750,385	489	0.11%	854,642	239	0.11%
Total interest-earning assets	15,512,071	128,882	3.33%	13,942,073	117,660	3.39%
Other assets	1,622,388			1,685,317
Allowance for credit losses, LHFI	(112,346)			(103,006)
Total Assets	$17,022,113			$15,524,384

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,985,986	4,630	0.19%	$9,591,649	8,730	0.37%
Federal funds purchased and securities sold under repurchase agreements	174,620	59	0.14%	105,696	42	0.16%
Other borrowings	316,952	1,813	2.29%	169,389	881	2.09%
Total interest-bearing liabilities	10,477,558	6,502	0.25%	9,866,734	9,653	0.39%
Noninterest-bearing demand deposits	4,512,268			3,645,761
Other liabilities	251,582			346,173
Shareholders' equity	1,780,705			1,665,716
Total Liabilities and Shareholders' Equity	$17,022,113			$15,524,384
Net Interest Margin		122,380	3.16%		108,007	3.12%

Less tax equivalent adjustment		2,957			3,007

Net Interest Margin per Consolidated Statements of Income		$119,423			$105,000

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$95	$—	—	$139	$—	—
Securities - taxable	2,684,886	17,929	1.35%	2,347,284	25,710	2.20%
Securities - nontaxable	22,660	439	3.91%	41,548	772	3.74%
PPP Loans	623,319	34,796	11.26%	382,208	5,044	2.65%
Loans (LHFS and LHFI)	10,316,122	187,092	3.66%	9,793,153	208,657	4.28%
Other earning assets	1,709,373	992	0.12%	520,985	979	0.38%
Total interest-earning assets	15,356,455	241,248	3.17%	13,085,317	241,162	3.71%
Other assets	1,611,877			1,592,019
Allowance for credit losses, LHFI	(115,932)			(94,011)
Total Assets	$16,852,400			$14,583,325

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,880,836	9,853	0.20%	$9,020,013	23,687	0.53%
Federal funds purchased and securities sold under repurchase agreements	170,786	115	0.14%	176,605	667	0.76%
Other borrowings	334,209	3,670	2.21%	158,262	1,741	2.21%
Total interest-bearing liabilities	10,385,831	13,638	0.26%	9,354,880	26,095	0.56%
Noninterest-bearing demand deposits	4,438,324			3,278,356
Other liabilities	258,158			297,196
Shareholders' equity	1,770,087			1,652,893
Total Liabilities and Shareholders' Equity	$16,852,400			$14,583,325

Net Interest Margin		227,610	2.99%		215,067	3.31%

Less tax equivalent adjustment		5,851			6,115

Net Interest Margin per Consolidated Statements of Income		$221,759			$208,952

Provision for Credit Losses

The provision for credit losses, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio.  The amount of provision for credit losses and the related ACL for LHFI are based on Trustmark’s ACL methodology.  The provision for credit losses, LHFI totaled a negative $4.0 million and a negative $14.5 million for the three and six months ended June 30, 2021, respectively, compared to a provision for credit losses, LHFI of $18.2 million and $38.8 million, respectively, for the same time periods in 2020. The negative provision for credit losses on LHFI for the second quarter of 2021 primarily reflected a decline in required reserves as a result of risk rate upgrades due to improvements in credit quality, charge-down of an individually evaluated credit for which reserves were previously established and improvements in macroeconomic forecasts, partially offset by an increase in reserves as a result of the implementation of PD and LGD floors at a portfolio level to ensure appropriate risk is reflected as macroeconomic conditions continue to improve.  The negative provision for credit losses for the first six months of 2021 primarily reflected declines in required reserves as a result of improvements in the macroeconomic forecast used in the calculation of the ACL. See the section captioned “Allowance for Credit Losses, LHFI” for information regarding Trustmark’s ACL methodology as well as further analysis of the provision for credit losses.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark.  Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit.  Adjustments to the ACL on off-balance sheet credit exposures are recorded to provision for credit losses, off-balance sheet credit exposures.  The provision for credit losses, off-balance sheet credit exposures totaled $4.5 million and a negative $4.8 million for the three and six months ended June 30, 2021, respectively, compared to $6.2 million and $13.0 million for the same time periods in 2020, respectively.  The provision for credit losses on off-balance sheet credit exposures for the second quarter of 2021 primarily reflected an increase in required reserves as a result of an increase in off-balance sheet credit exposures and the implementation of the PD and LGD floors at a portfolio level.  The negative provision for credit losses, off-balance sheet credit exposures for the first six months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the ACL.

Noninterest Income

Noninterest income represented 32.1% and 34.5% of total revenue for the three and six months ended June 30, 2021, compared to 39.8% and 39.2% for the three and six months ended June 30, 2020.  The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Service charges on deposit accounts	$7,613	$6,397	$1,216	19.0%	$14,969	$16,429	$(1,460)	-8.9%
Bank card and other fees	8,301	7,717	584	7.6%	17,773	13,072	4,701	36.0%
Mortgage banking, net	17,333	33,745	(16,412)	-48.6%	38,137	61,228	(23,091)	-37.7%
Insurance commissions	12,217	11,868	349	2.9%	24,662	23,418	1,244	5.3%
Wealth management	8,946	7,571	1,375	18.2%	17,362	16,108	1,254	7.8%
Other, net	2,001	2,213	(212)	-9.6%	4,091	4,520	(429)	-9.5%
Total noninterest income	$56,411	$69,511	$(13,100)	-18.8%	$116,994	$134,775	$(17,781)	-13.2%

Changes in various components of noninterest income are discussed in further detail below.  For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts for the three months ended June 30, 2021 compared to the same time period in 2020 was principally due to an increase in the amount of NSF and overdraft occurrences on consumer DDAs and interest checking accounts and commercial DDAs, primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns.  The decrease in service charges on deposit accounts for the six months ended June 30, 2021 compared to the same time period in 2020 was principally due to a decline in the amount of NSF and overdraft occurrences on DDAs primarily as a result of higher average customer account balances resulting from the various COVID-19 related stimulus programs.

Bank Card and Other Fees

The increase in bank card and other fees for the six months ended June 30, 2021 compared to the same time period in 2020 was principally due to increases in credit valuation adjustment on customer derivatives and interchange income from point-of-sale transactions partially offset by a decline in interchange income from signature transactions.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Mortgage servicing income, net	$6,318	$5,893	$425	7.2%	$12,499	$11,712	$787	6.7%
Change in fair value-MSR from runoff	(5,029)	(4,214)	(815)	-19.3%	(10,132)	(6,821)	(3,311)	-48.5%
Gain on sales of loans, net	14,778	34,078	(19,300)	-56.6%	34,234	48,417	(14,183)	-29.3%
Mortgage banking income before net hedge ineffectiveness	16,067	35,757	(19,690)	-55.1%	36,601	53,308	(16,707)	-31.3%
Change in fair value-MSR from market changes	(4,465)	(3,159)	(1,306)	-41.3%	9,231	(27,158)	36,389	n/m
Change in fair value of derivatives	5,731	1,147	4,584	n/m	(7,695)	35,078	(42,773)	n/m
Net hedge ineffectiveness	1,266	(2,012)	3,278	n/m	1,536	7,920	(6,384)	-80.6%
Mortgage banking, net	$17,333	$33,745	$(16,412)	-48.6%	$38,137	$61,228	$(23,091)	-37.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended June 30, 2021 when compared to the same time period in 2020 was principally due to a decline in the gain on sales of loans, net partially offset by an increase in the net hedge ineffectiveness.  The decrease in mortgage banking, net for the first six months of 2021 when compared to the same time period in 2020 was principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness and an increase in the run-off of the MSR.  The decline in the positive hedge ineffectiveness for the six months ended June 30, 2021 compared to the same time period in 2020 was primarily due to reduced spreads between mortgage and ten-year Treasury rates.  Mortgage loan production for the three and six months ended June 30, 2021 was $736.8 million and $1.503 billion, respectively, a decrease of $116.5 million, or 13.7%, and an increase of $192.9 million, or 14.7%, respectively, when compared to the same time periods in 2020.  Loans serviced for others totaled $7.853 billion at June 30, 2021, compared with $7.393 billion at June 30, 2020, an increase of $460.5 million, or 6.2%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net.  The decrease in the gain on sales of loans, net when the three months ended June 30, 2021 is compared to the same time period in 2020, was primarily the result of a decline in the mortgage valuation adjustment as well as decrease in the volume of loans sold.  The decrease in the gain on sales of loans, net when the first six months of 2021 is compared to the same time period in 2020, was principally due to a decline in the mortgage valuation adjustment partially offset by higher profit margins in secondary marketing activities and an increase in the volume of loans sold.  Loan sales totaled $629.8 million and $1.289 billion for the three and six months ended June 30, 2021, respectively, a decrease of $156.0 million, or 19.9%, and an increase of $186.2 million, or 16.9%, respectively, when compared with the same time periods in 2020.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,989)	$(1,205)	$(784)	-65.1%	$(3,511)	$(2,366)	$(1,145)	-48.4%
Increase in life insurance cash surrender value	1,653	1,696	(43)	-2.5%	3,292	3,418	(126)	-3.7%
Other miscellaneous income	2,337	1,722	615	35.7%	4,310	3,468	842	24.3%
Total other, net	$2,001	$2,213	$(212)	-9.6%	$4,091	$4,520	$(429)	-9.5%

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits	$70,115	$66,107	$4,008	6.1%	$141,277	$135,255	$6,022	4.5%
Services and fees	21,769	20,567	1,202	5.8%	44,253	40,497	3,756	9.3%
Net occupancy-premises	6,578	6,587	(9)	-0.1%	13,373	12,873	500	3.9%
Equipment expense	5,567	5,620	(53)	-0.9%	11,811	11,236	575	5.1%
Other real estate expense:
Write-downs	1,295	(153)	1,448	n/m	1,445	844	601	71.2%
Net (gain) loss on sale	41	185	(144)	-77.8%	(18)	255	(273)	n/m
Carrying costs	175	239	(64)	-26.8%	408	466	(58)	-12.4%
Total other real estate expense, net	1,511	271	1,240	n/m	1,835	1,565	270	17.3%
Other expense	13,139	13,265	(126)	-0.9%	27,678	28,018	(340)	-1.2%
Total noninterest expense (1)	$118,679	$112,417	$6,262	5.6%	$240,227	$229,444	$10,783	4.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)

During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to provision for credit losses, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense are discussed in further detail below.  Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the second quarter of 2021 is compared to the same time period in 2020 was principally due to increases in salaries expense, primarily resulting from general merit increases, accrual for annual general incentives and commission expense, primarily due to the increase in mortgage originations and production.  The increase in salaries and employee benefits when the first six months of 2021 is compared to the same time period in 2020 was principally due to increases in commissions expense resulting from improvements in mortgage originations and production, salary expense as a result of general merit increases, accruals for annual incentive compensation and incentive stock compensation, partially offset by non-routine expenses related to the voluntary early retirement program completed by Trustmark during the first quarter of 2020.

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program.  Excluding these non-routine expenses, salaries and employee benefits increased $10.3 million, or 7.9%, when the first six months of 2021 is compared to the same time period in 2020.

Services and Fees

The increase in services and fees when the three months ended June 30, 2021 is compared to the same time period in 2020, was primarily due to increases in data processing charges related to software.  The increase in services and fees when the first six months of 2021 is compared to the same time period in 2020 was primarily due to increases in data processing charges related to software and outside services and fees related to independent contractors expenses.

Other Real Estate Expense, Net

The increase in other real estate expense, net for the three months ended June 30, 2021 compared to the same time period in 2020 was principally due to an increase in reserves for other real estate write-downs.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Loan expense (1)	$3,738	$3,619	$119	3.3%	$7,905	$6,751	$1,154	17.1%
Amortization of intangibles	553	736	(183)	-24.9%	1,219	1,548	(329)	-21.3%
FDIC assessment expense	1,225	1,590	(365)	-23.0%	2,765	3,180	(415)	-13.1%
Other miscellaneous expense (1)	7,623	7,320	303	4.1%	15,789	16,539	(750)	-4.5%
Total other expense	$13,139	$13,265	$(126)	-0.9%	$27,678	$28,018	$(340)	-1.2%
(1)

During the second quarter of 2021, Trustmark reclassified certain expenses related to mortgage loan appraisals from other miscellaneous expense to loan expense.  Prior period amounts have been reclassified accordingly.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report.  The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2021 and 2020.

General Banking

Net interest income for the General Banking Segment increased $13.5 million, or 6.6%, when the six months ended June 30, 2021 is compared with the same time period in 2020.  The increase in net interest income was principally due to the increase in interest and fees on PPP loans as a result of the $18.6 million of loan fees recognized on the sale of the PPP loans during the second quarter of 2021 and a decrease in interest on deposits, partially offset by decreases in interest and fees on LHFI and LHFS and interest on securities, primarily due to declines in interest rates in general.  The provision for credit losses, net (LHFI and off-balance sheet credit exposures) for the six months ended June 30, 2021 totaled a negative $19.3 million compared to a provision for credit losses, net of $49.6 million for the same period in 2020, a decrease of $68.9 million primarily due to improvements in the macroeconomic forecast used in the calculation of the ACL.  For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $20.4 million, or 21.4%, when the first six months of 2021 is compared to the same time period in 2020, primarily due to the declines in mortgage banking, net, and service charges on deposit accounts partially offset by an increase in bank card and other fees.  Noninterest income for the General Banking Segment represented 25.4% of total revenue for this segment for the first six months of 2021 compared to 31.6% for the same time period in 2020.  Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net; other income, net and securities gains (losses), net.  For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $9.4 million, or 4.8%, when the first six months of 2021 is compared with the same time period in 2020, principally due to increases in salaries and employee benefits and data processing charges related to software.  For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2021 increased $1.9 million when compared to the same time period in 2020, primarily due to a decrease in the provision for credit losses, net and an increase in noninterest income.  Net interest income for the Wealth Management Segment declined $593 thousand, or 19.3%, when the first six months of 2021 are compared to the same time period in 2020, principally due to a decline in interest and fees on loans and an increase in interest on deposits generated by the Private Banking Department.  The provision for credit losses, net for the six months ended June 30, 2021 totaled a negative $5 thousand compared to a provision for credit losses, net of $2.2 million for the same period in 2020, a decrease of $2.2 million primarily due to improvements in the macroeconomic forecast used in the calculation of the ACL.  Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $1.4 million, or 8.8%, when the first six months of 2021 is compared to the same time period in 2020, primarily due to increases in income from trust management and brokerage services.  Noninterest expense for the Wealth Management Segment increased $483 thousand, or 3.1%, when the first six months of 2021 is compared to the same time period in 2020, principally due to increases in salary and employee benefit expense partially offset by declines in other miscellaneous expenses.

At June 30, 2021 and 2020, Trustmark held assets under management and administration of $15.355 billion and $13.755 billion, respectively, and brokerage assets of $2.315 billion and $1.945 billion, respectively.

Insurance

Net income for the Insurance Segment for the first six months of 2021 increased $119 thousand, or 2.5%, when compared to the same time period in 2020.  Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $1.2 million, or 5.2%, when the first six months of 2021 is compared to the same time period in 2020, primarily due to new business commission volume in the property and casualty business and increases in other commission income.  Noninterest expense for the Insurance Segment increased $917 thousand, or 5.3%, when the first six months of 2021 is compared to the same time period in 2020, primarily due to increases in outside services and fees related to independent contractor expenses and salary expense resulting from modest general merit increases and associates added as a result of agencies acquired during 2020, partially offset by a decline in commission expense.

Income Taxes

For the three and six months ended June 30, 2021, Trustmark’s combined effective tax rate was 15.3% and 15.2%, respectively, compared to 14.6% and 13.0%, respectively, for the same time periods in 2020.  The increase in the effective tax rate for the three and six months ended June 30, 2021 compared to the same time periods in 2020 was principally due to an increase in the amount of forecasted net income for the respective years.  Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs.  Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits).  The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets.  Average earning assets totaled $15.356 billion, or 91.1% of total average assets, for the six months ended June 30, 2021, compared to $13.085 billion, or 89.7% of total average assets, for the six months ended June 30, 2020, an increase of $2.271 billion, or 17.4%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding.  Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio.  The weighted-average life of the portfolio was 3.6 years at June 30, 2021 compared to 2.9 years at December 31, 2020.  The increase in the weighted-average life of the securities portfolio was principally due to available for sale securities purchased during the period and lower projected mortgage prepayment estimates.

When compared to December 31, 2020, total investment securities increased by $451.9 million, or 17.9%, during the first six months of 2021.  This increase resulted primarily from purchases of available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities.  Trustmark sold no securities during the first six months of 2021 or 2020.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity.  The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.  At June 30, 2021, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $7.5 million ($5.6 million net of tax) compared to $8.9 million ($6.7 million net of tax) at December 31, 2020.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity.  At June 30, 2021, available for sale securities totaled $2.549 billion, which represented 85.5% of the securities portfolio, compared to $1.992 billion, or 78.7%, at December 31, 2020.  At June 30, 2021, unrealized gains, net on available for sale securities totaled $16.9 million compared to unrealized gains, net of $32.0 million at December 31, 2020.  At June 30, 2021, available for sale securities consisted of obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity.  At June 30, 2021, held to maturity securities totaled $433.0 million, which represented 14.5% of the total securities portfolio, compared with $538.1 million, or 21.3%, at December 31, 2020.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 99.4% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s).  None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime.  Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of June 30, 2021, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion.  Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2021 ($ in thousands):

	June 30, 2021
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,526,719	99.8%	$2,542,932	99.8%
A1 to A3	1,055	—	1,107	—
Not Rated (1)	4,111	0.2%	4,700	0.2%
Total securities available for sale	$2,531,885	100.0%	$2,548,739	100.0%

Securities Held to Maturity
Aaa	$420,018	97.0%	$439,182	97.1%
Aa1 to Aa3	8,944	2.1%	8,960	2.0%
Not Rated (1)	4,050	0.9%	4,146	0.9%
Total securities held to maturity	$433,012	100.0%	$452,288	100.0%

(1)	Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security.  At June 30, 2021, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 97.0% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At June 30, 2021, LHFS totaled $332.1 million, consisting of $236.7 million of residential real estate mortgage loans in the process of being sold to third parties and $95.4 million of GNMA optional repurchase loans.  At December 31, 2020, LHFS totaled $447.0 million, consisting of $305.8 million of residential real estate mortgage loans in the process of being sold to third parties and $141.2 million of GNMA optional repurchase loans.  Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2021 or 2020.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

The full impact of the COVID-19 pandemic is unknown and rapidly evolving. It has caused substantial disruption in international and domestic economies, markets and employment.  The pandemic has had and may continue to have a significant adverse impact on certain industries Trustmark serves, including the restaurant and food services, hotel, retail and energy industries.  See the section captioned “Executive Overview” for further information and discussion regarding the current and anticipated impact of the COVID-19 pandemic.

At June 30, 2021 and December 31, 2020, LHFI consisted of the following ($ in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$532,637	5.2%	$514,056	5.2%
Other secured by 1-4 family residential properties	507,733	5.0%	524,732	5.3%
Secured by nonfarm, nonresidential properties	2,819,662	27.8%	2,709,026	27.6%
Other real estate secured	1,078,622	10.6%	1,065,964	10.9%
Other loans secured by real estate:
Other construction	827,665	8.2%	794,983	8.1%
Secured by 1-4 family residential properties	1,302,663	12.8%	1,216,400	12.4%
Commercial and industrial loans	1,326,605	13.1%	1,309,078	13.3%
Consumer loans	156,075	1.5%	164,386	1.7%
State and other political subdivision loans	1,136,764	11.2%	1,000,776	10.2%
Other commercial loans	464,443	4.6%	525,123	5.3%
LHFI	$10,152,869	100.0%	$9,824,524	100.0%

LHFI increased $328.3 million, or 3.3%, compared to December 31, 2020.  The increase in LHFI during the first six months of 2021 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Mississippi, Texas, Alabama and Tennessee market regions and state and other political subdivision loans in the Mississippi, Texas, Alabama and Florida market regions, partially offset by declines in other commercial LHFI in the Mississippi, Alabama, Florida and Texas market regions.

LHFI secured by real estate increased $243.8 million, or 3.6%, during the first six months of 2021 primarily due to net growth in LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), LHFI secured by 1-4 family residential properties, other construction LHFI, LHFI secured by construction, land development and other land and LHFI secured by other real estate.  NFNR LHFI increased $110.6 million, or 4.1%, during the first six months of 2021, principally due to movement from the other construction loans category.  Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $122.7 million, or 4.5%, during the first six months of 2021 primarily due to declines in both nonowner-occupied and owner-occupied loans in the Alabama, Texas, Florida and Tennessee market regions.  LHFI secured by 1-4 family residential properties increased $86.3 million, or 7.1%, during the first six months of 2021 primarily due to growth in the Mississippi market region, reflecting increases in home sales as a result of lower interest rates and higher home values.  Other construction loans increased $32.7 million, or 4.1%, during the first six months of 2021 primarily due to new construction loans across all five market regions, which were largely offset by other construction loans moved to other loan categories upon the completion of the related construction project.  During the first six months of 2021, $371.2 million loans were moved from other construction to other loan categories, including $137.4 million to multi-family residential loans, $160.8 million to nonowner-occupied loans and $72.5 million to owner-occupied loans.  Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $397.0 million during the first six months of 2021.  LHFI secured by construction, land development and other land increased $18.6 million, or 3.6%, during the first six months of 2021 primarily due to net growth in development, unimproved land and 1-4 family construction loans in Trustmark’s Alabama, Tennessee, Texas and Mississippi market regions.  LHFI secured by other real estate increased $12.7 million, or 1.2%, during the first six months of 2021, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama and Mississippi market regions.  Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $124.7 million, or 11.7%, during the first six months of 2021.

State and other political subdivision loans increased $136.0 million, or 13.6%, during the first six months of 2021 primarily due to growth in the Mississippi, Texas, Alabama and Florida market regions.  Other commercial loans, which include loans to financial intermediaries, decreased $60.7 million, or 11.6%, during the first six months of 2021, primarily due to declines in the Mississippi, Alabama, Florida and Texas market regions.

Commercial and industrial LHFI increased $17.5 million, or 1.3%, during the first six months of 2021, primarily due to growth in Trustmark’s Tennessee, Alabama and Texas market regions partially offset by declines in the Mississippi and Florida market regions.  Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions.  At June 30, 2021 and December 31, 2020, energy-related LHFI had outstanding balances of $93.0 million and $102.3 million, respectively, which represented 0.9% of Trustmark’s total LHFI portfolio at June 30, 2021 compared to 1.0% of the total LHFI portfolio at December 31, 2020.  Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves.  Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur.  Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2021	December 31, 2020
Home equity loans	$36,438	$40,730
Home equity lines of credit	344,116	352,309
Percentage of loans and lines for which Trustmark holds first lien	58.9%	59.5%
Percentage of loans and lines for which Trustmark does not hold first lien	41.1%	40.5%

Due to the increased risk associated with second liens, loan terms and underwriting guidelines differ from those used for products secured by first liens.  Loan amounts and loan-to-value ratios are limited and are lower for second liens than first liens.  Also, interest rates and maximum amortization periods are adjusted accordingly.  In addition, regardless of lien position, the passing credit score for approval of all home equity lines of credit is generally higher than that of term loans.  The ACL on LHFI is also reflective of the increased risk related to second liens through application of a greater loss factor to this portion of the portfolio.

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2021 and December 31, 2020 ($ in thousands).  Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	June 30, 2021
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$167,942	$364,695	$532,637
Other secured by 1- 4 family residential properties	3,431	504,302	507,733
Secured by nonfarm, nonresidential properties	1,545,416	1,274,246	2,819,662
Other real estate secured	312,987	765,635	1,078,622
Other loans secured by real estate:
Other construction	99,797	727,868	827,665
Secured by 1- 4 family residential properties	797,023	505,640	1,302,663
Commercial and industrial loans	716,296	610,309	1,326,605
Consumer loans	130,635	25,440	156,075
State and other political subdivision loans	1,112,679	24,085	1,136,764
Other commercial loans	251,763	212,680	464,443
LHFI	$5,137,969	$5,014,900	$10,152,869

	December 31, 2020
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$147,640	$366,416	$514,056
Other secured by 1- 4 family residential properties	17,751	506,981	524,732
Secured by nonfarm, nonresidential properties	1,506,066	1,202,960	2,709,026
Other real estate secured	292,878	773,086	1,065,964
Other loans secured by real estate:
Other construction	134,114	660,869	794,983
Secured by 1- 4 family residential properties	732,050	484,350	1,216,400
Commercial and industrial loans	752,502	556,576	1,309,078
Consumer loans	138,989	25,397	164,386
State and other political subdivision loans	970,500	30,276	1,000,776
Other commercial loans	248,860	276,263	525,123
LHFI	$4,941,350	$4,883,174	$9,824,524

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

The following table presents the LHFI composition by region at June 30, 2021 and reflects each region’s diversified mix of loans ($ in thousands):

	June 30, 2021
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$532,637	$227,638	$42,237	$154,309	$35,855	$72,598
Other secured by 1-4 family residential properties	507,733	113,712	38,443	281,297	61,051	13,230
Secured by nonfarm, nonresidential properties	2,819,662	783,796	248,269	1,006,513	175,586	605,498
Other real estate secured	1,078,622	287,039	5,734	356,092	19,676	410,081
Other loans secured by real estate:
Other construction	827,665	284,518	15,178	203,782	1,079	323,108
Secured by 1-4 family residential properties	1,302,663	—	—	1,294,838	7,825	—
Commercial and industrial loans	1,326,605	212,425	21,180	585,821	298,249	208,930
Consumer loans	156,075	22,754	7,656	101,681	19,483	4,501
State and other political subdivision loans	1,136,764	106,447	53,425	722,702	37,777	216,413
Other commercial loans	464,443	77,333	12,968	287,410	65,829	20,903
LHFI	$10,152,869	$2,115,662	$445,090	$4,994,445	$722,410	$1,875,262

Construction, Land Development and Other Land Loans by Region
Lots	$59,839	$22,570	$9,368	$20,283	$1,181	$6,437
Development	106,548	41,903	554	37,599	13,211	13,281
Unimproved land	102,023	27,747	12,709	32,564	11,375	17,628
1-4 family construction	264,227	135,418	19,606	63,863	10,088	35,252
Construction, land development and other land loans	$532,637	$227,638	$42,237	$154,309	$35,855	$72,598

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$401,811	$158,862	$36,208	$108,021	$22,347	$76,373
Office	203,704	48,483	25,523	62,711	12,352	54,635
Hotel/motel	340,867	167,536	65,163	47,535	35,708	24,925
Mini-storage	138,841	22,969	2,151	66,392	382	46,947
Industrial	211,872	43,197	19,008	46,733	139	102,795
Health care	41,722	21,555	1,167	16,468	376	2,156
Convenience stores	22,052	6,742	200	3,737	564	10,809
Nursing homes/senior living	154,351	84,686	—	43,067	6,598	20,000
Other	85,841	12,990	8,293	27,345	8,962	28,251
Total nonowner-occupied loans	1,601,061	567,020	157,713	422,009	87,428	366,891
Owner-occupied:
Office	174,051	40,219	41,695	54,589	8,149	29,399
Churches	100,575	20,331	6,439	50,387	10,056	13,362
Industrial warehouses	177,645	12,820	3,582	49,855	16,729	94,659
Health care	139,456	25,317	7,019	94,162	2,313	10,645
Convenience stores	139,508	16,425	13,211	64,621	511	44,740
Retail	68,652	13,448	9,815	20,565	10,382	14,442
Restaurants	54,470	3,838	4,609	31,637	14,101	285
Auto dealerships	55,141	6,664	267	23,099	25,111	—
Nursing homes/senior living	202,579	71,916	—	130,663	—	—
Other	106,524	5,798	3,919	64,926	806	31,075
Total owner-occupied loans	1,218,601	216,776	90,556	584,504	88,158	238,607
Loans secured by nonfarm, nonresidential properties	$2,819,662	$783,796	$248,269	$1,006,513	$175,586	$605,498

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively.  These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range.  For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects.  However, due to multiple periods in the second quarter of 2021 having a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio.  The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.

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

At June 30, 2021, the ACL on LHFI was $104.0 million, a decrease of $13.3 million, or 11.3%, when compared with December 31, 2020.  The decrease in the ACL during the first six months of 2021 was principally due to improvements in the macroeconomic forecast used in the calculation of the ACL.  Allocation of Trustmark’s $104.0 million ACL on LHFI, represented 1.04% of commercial LHFI and 0.98% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.02% as of June 30, 2021.  This compares with an allowance to total LHFI of 1.19% at December 31, 2020, which was allocated to commercial LHFI at 1.20% and to consumer and mortgage LHFI at 1.16%.

The following table presents changes in the ACL, LHFI for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$109,191	$100,564	$117,306	$84,277
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	—	—	815
Acquired loans ACL adjustment	—	—	—	1,007
Provision for credit losses, LHFI	(3,991)	18,185	(14,492)	38,766
LHFI charged-off	(4,828)	(1,870)	(6,073)	(7,415)
Recoveries	3,660	2,309	7,291	4,777
Net (charge-offs) recoveries	(1,168)	439	1,218	(2,638)
Balance at end of period	$104,032	$119,188	$104,032	$119,188

Net charge-offs for the three months ended June 30, 2021 increased $1.6 million when compared to net recoveries for the same time period in 2020.  The increase in net charge-offs when the second quarter of 2021 is compared to the same time period in 2020, was primarily due to an increase in charge-offs in the Mississippi market region partially offset by an increase in recoveries in the Tennessee and Texas market regions.  Net recoveries for the first six months of 2021 increased $3.9 million when compared to net charge-offs for the first six months of 2020.  The increase in net recoveries when the first six months of 2021 is compared to the same time period in 2020 was primarily due to declines in charge-offs in the Tennessee and Alabama market regions as well as increases in recoveries in the Mississippi and Tennessee market regions partially offset by an increase in charge-offs in the Mississippi market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Alabama	$203	$526	$305	$(554)
Florida	167	(127)	197	(63)
Mississippi	(3,071)	(86)	(864)	40
Tennessee	1,031	66	1,078	(2,120)
Texas	502	60	502	59
Total net (charge-offs) recoveries	$(1,168)	$439	$1,218	$(2,638)

The provision for credit losses, LHFI for the three and six months ended June 30, 2021 totaled -0.16% and -0.28% of average loans (LHFS and LHFI), respectively, compared to 0.74% and 0.80% of average loans (LHFS and LHFI) for the same time periods in 2020, respectively.  The negative provision for credit losses on LHFI for the second quarter of 2021 primarily reflected a decline in required reserves as a result of risk rate upgrades due to improvements in credit quality, charge-down of an individually evaluated credit for which reserves were previously established and improvements in macroeconomic forecasts, partially offset by an increase in reserves as a result of the implementation of PD and LGD floors at a portfolio level to ensure appropriate risk is reflected as macroeconomic conditions continue to improve.  The negative provision for credit losses for the first six months of 2021 primarily reflected declines in required reserves as a result of improvements in the macroeconomic forecast used in the calculation of the ACL.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the provision for credit losses, off-balance sheet credit exposures. At June 30, 2021, the ACL on off-balance sheet credit exposures totaled $33.7 million compared to $38.6 million at December 31, 2020, a decrease of $4.8 million, or 12.5%.  The provision for credit losses, off-balance sheet credit exposures totaled $4.5 million and a negative $4.8 million for the three and six months ended June 30, 2021, respectively, compared to $6.2 million and $13.0 million for the same time periods in 2020, respectively.  The provision for credit losses on off-balance sheet credit exposures for the second quarter of 2021 primarily reflected an increase in required reserves as a result of an increase in off-balance sheet credit exposures and the implementation of the PD and LGD floors at a portfolio level.  The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.  The negative provision for credit losses, off-balance sheet credit exposures for the first six months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the ACL.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at June 30, 2021 and December 31, 2020 ($ in thousands):

	June 30, 2021	December 31, 2020
Nonaccrual LHFI
Alabama	$8,952	$9,221
Florida	467	572
Mississippi	23,422	35,015
Tennessee	10,751	12,572
Texas	7,856	5,748
Total nonaccrual LHFI	51,448	63,128
Other real estate
Alabama	2,830	3,271
Mississippi	6,550	8,330
Tennessee	59	50
Total other real estate	9,439	11,651
Total nonperforming assets	$60,887	$74,779

Nonperforming assets/total loans (LHFI and LHFS) and ORE	0.58%	0.73%

Loans past due 90 days or more
LHFI	$423	$1,576

LHFS - Guaranteed GNMA serviced loans (1)	$81,538	$119,409

(1)	No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2021, nonaccrual LHFI totaled $51.4 million, or 0.58% of total LHFS and LHFI, reflecting a decrease of $11.7 million, or 18.5%, relative to December 31, 2020.  The decrease in nonaccrual LHFI during the first six months of 2021 was primarily due to the pay down and charge off of one large energy-related commercial credit as well as one large commercial credit which was returned to accrual status in Trustmark’s Mississippi market region.

As of June 30, 2021, nonaccrual energy-related LHFI totaled $1.5 million and represented 1.6% of Trustmark’s total energy-related portfolio, compared to $10.4 million, or 10.2% of Trustmark’s total energy-related portfolio, as of December 31, 2020.  The decline in nonaccrual energy-related LHFI was primarily due to the pay down and charge off of one large credit in the Mississippi market region.  For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2021 decreased $2.2 million, or 19.0%, when compared with December 31, 2020.  The decrease in other real estate was principally due to an increase in reserves for other real estate write-downs in Trustmark’s Mississippi and Alabama market regions as well as properties sold in the Mississippi, Alabama and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$10,651	$3,085	$—	$7,566	$—	$—
Additions	382	—	—	338	44	—
Disposals	(299)	(93)	—	(206)	—	—
Write-downs	(1,295)	(162)	—	(1,148)	15	—
Balance at end of period	$9,439	$2,830	$—	$6,550	$59	$—

	Three Months Ended June 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$24,847	$6,229	$4,835	$13,296	$487	$—
Additions	70	—	—	57	13	—
Disposals	(6,794)	(1,477)	(1,209)	(4,037)	(71)	—
Write-downs	153	14	39	92	8	—
Balance at end of period	$18,276	$4,766	$3,665	$9,408	$437	$—

	Six Months Ended June 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50	$—
Additions	382	—	—	338	44	—
Disposals	(1,149)	(229)	—	(860)	(60)	—
Write-downs	(1,445)	(212)	—	(1,258)	25	—
Balance at end of period	$9,439	$2,830	$—	$6,550	$59	$—

	Six Months Ended June 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	406	77	—	84	245	—
Disposals	(10,534)	(2,698)	(2,196)	(5,529)	(111)	—
Write-downs	(844)	(746)	(16)	(66)	(16)	—
Balance at end of period	$18,276	$4,766	$3,665	$9,408	$437	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate.  Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist.  Write-downs of other real estate increased $601 thousand, or 71.2%, when the first six months of 2021 is compared to the same time period in 2020, primarily due to an increase in reserves for other real estate write-downs in the Mississippi market region partially offset by decrease in write-downs of other real estate properties in the Alabama, Florida and Tennessee market regions and properties sold for which a reserve for write-down was previously recorded.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves.  Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts.  Total deposits were $14.632 billion at June 30, 2021 compared to $14.049 billion at December 31, 2020, an increase of $583.3 million, or 4.2%, reflecting increases in deposit accounts as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.  During the first six months of 2021, noninterest-bearing deposits increased $98.0 million, or 2.3%, principally due to growth in consumer and commercial noninterest-bearing demand deposit accounts.  Interest-bearing deposits increased $485.3 million, or 5.0%, during the first six months of 2021, primarily due to growth in all categories of interest checking and money market deposit accounts as well as consumer savings accounts, partially offset by declines in all categories of certificates of deposits.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth.  See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $157.2 million at June 30, 2021 compared to $164.5 million at December 31, 2020, a decrease of $7.3 million, or 4.5%, and represented customer related transactions, such as commercial sweep repurchase balances.  Trustmark had no upstream federal funds purchased at June 30, 2021 or December 31, 2020.

Other borrowings totaled $117.2 million at June 30, 2021, a decrease of $51.0 million, or 30.3%, when compared with $168.3 million at December 31, 2020, primarily due to the decrease in the amount of GNMA loans eligible for repurchase.

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

Capital Resources

At June 30, 2021, Trustmark’s total shareholders’ equity was $1.779 billion, an increase of $38.2 million, or 2.2%, when compared to December 31, 2020.  During the first six months of 2021, shareholders’ equity increased primarily as a result of net income of $99.9 million, partially offset by common stock dividends of $29.3 million, common stock repurchases of $25.0 million and a decline in the fair market value of securities available for sale, net of tax, of $11.4 million.  Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios.  This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2020 Annual Report, which are administered by the federal bank regulatory agencies.  These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments.  Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at June 30, 2021 and December 31, 2020.  AOCI is not included in computing regulatory capital.  Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends.  As of June 30, 2021, Trustmark and TNB exceeded all applicable minimum capital standards.  In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2021.  To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures.  There are no significant conditions or events that have occurred since June 30, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

During the fourth quarter of 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes.  The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At both June 30, 2021 and December 31, 2020, the carrying amount of the subordinated notes was $122.9 million.  The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances.  For regulatory capital purposes, the subordinated notes qualify as Tier 2 capital for Trustmark at December 31, 2020.  Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity).  Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital at a rate of 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities.  For regulatory capital purposes, the trust preferred securities currently qualify as Tier 1 capital.  Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules adopted by the federal banking agencies.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2021 and December 31, 2020.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2021 and 2020 were $0.46.  Trustmark’s indicated dividend for 2021 is $0.92 per common share, which is the same as dividends per common share declared in 2020.

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021.  On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic.  Trustmark resumed the repurchase of its shares in January 2021.  Under this authority, Trustmark repurchased approximately 630 thousand shares of its outstanding common stock valued at $20.8 million during the three months ended June 30, 2021.  During the first six months of 2021, Trustmark repurchased approximately 775 thousand shares of its outstanding common stock valued at $25.0 million.  The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework.  There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

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

Deposit accounts represent Trustmark’s largest funding source.  Average deposits totaled to $14.319 billion for the first six months of 2021 and represented approximately 85.0% of average liabilities and shareholders’ equity, compared to average deposits of $12.298 billion, which represented 84.3% of average liabilities and shareholders’ equity for the first six months of 2020.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources.  At June 30, 2021, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $28.4 million compared to $28.1 million at December 31, 2020.

At both June 30, 2021 and December 31, 2020, Trustmark had no upstream federal funds purchased.  Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at June 30, 2021 and December 31, 2020.  Trustmark had a $500.0 million letter of credit outstanding with the FHLB of Dallas at June 30, 2021 compared to a $600.0 million letter of credit outstanding at December 31, 2020.  Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.869 billion at June 30, 2021.

In addition, at June 30, 2021, Trustmark had no short-term and $107 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to $625 thousand in short-term and $116 thousand in long-term FHLB advances at December 31, 2020.  Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral.  At June 30, 2021, Trustmark had approximately $818.0 million available in unencumbered agency securities compared to $560.0 million at December 31, 2020.

Another borrowing source is the Discount Window.  At June 30, 2021, Trustmark had approximately $871.9 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $893.5 million at December 31, 2020.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During the fourth quarter of 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At both June 30, 2021 and December 31, 2020, the carrying amount of the subordinated notes was $122.9 million.  The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. Trustmark intends to use the net proceeds for general corporate purposes.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value.  The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes.  At June 30, 2021, Trustmark had no shares of preferred stock issued and outstanding.

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

On March 5, 2021, the United Kingdom’s FCA, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which will end on December 31, 2021).  Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk.  Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition and results of operations.  Trustmark has organized an internal LIBOR Transition Working Group to identify operational and contractual best practices, assess its risk, manage the transition, facilitate communication with its customers and monitor the impacts.  For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2020 Annual Report.

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized.  Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time.  Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date.  The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $556.3 million at June 30, 2021, with a positive valuation adjustment of $3.3 million, compared to $706.8 million, with a positive valuation adjustment of $6.4 million at December 31, 2020.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates.  These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP.  The total notional amount of these derivative instruments was $374.5 million at June 30, 2021 compared to $326.5 million at December 31, 2020.  These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR.  The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates.  Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions.  The impact of this strategy resulted in a net positive ineffectiveness of $1.3 million and a net negative ineffectiveness of $2.0 million for the three months ended June 30, 2021 and 2020, respectively.  For the six months ended June 30, 2021 and 2020, the impact was a net positive ineffectiveness of $1.5 million and $7.9 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB.  Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants.  Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees.  Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.  The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral.  As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.  As of June 30, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.115 billion related to this program, compared to $1.125 billion as of December 31, 2020.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At June 30, 2021, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $950 thousand compared to $1.3 million at December 31, 2020.  At June 30, 2021, Trustmark had posted collateral of $1.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements.  If Trustmark had breached any of these triggering provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps.  These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap.  At June 30, 2021, Trustmark had entered into six risk participation agreements as a beneficiary with an aggregate notional amount of $50.3 million, compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020. At both June 30, 2021 and December 31, 2020, Trustmark had entered into 24 risk participation agreements as a guarantor with an aggregate notional amount of $174.2 million and $172.0 million, respectively.  The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2021 and December 31, 2020.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2021 and 2020.  At June 30, 2021 and 2020, the impact of a 200-basis point drop scenario was excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2021	2020
+200 basis points	21.8%	10.9%
+100 basis points	11.1%	5.5%
-100 basis points	-7.9%	-5.1%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2021 and 2020.  Based upon quarter-end current and implied market rates, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the FRB has a negative interest rate policy. While the impact of negative interest rates on earnings-at-risk would vary by scenario, a parallel shift downward would be expected to negatively impact net interest income. However, in a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from the modeled assumptions. At June 30, 2021 and 2020, the results of the 100-basis point drop scenario and the 200-basis point drop scenario were excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2021	2020
+200 basis points	12.2%	16.1%
+100 basis points	7.0%	9.4%

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

At June 30, 2021, the MSR fair value was $80.8 million, compared to $57.8 million at June 30, 2020.  The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2021, would be a decline in fair value of approximately $4.1 million and $2.8 million, respectively, compared to a decline in fair value of approximately $4.2 million and $2.0 million, respectively, at June 30, 2020.  Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2020 Annual Report.  There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2021.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2021 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2021 to April 30, 2021	15,800	$32.46	15,800	$95,304
May 1, 2021 to May 31, 2021	213,875	33.49	213,875	88,141
June 1, 2021 to June 30, 2021	400,145	32.79	400,145	75,021
Total	629,820		629,820
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	August 5, 2021	DATE:	August 5, 2021