Form 10-Q
period 2021-09-30
TRUSTMARK CORP
filed 2021-11-04
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, there were 62,450,372 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$2,175,058	$1,952,504
Federal funds sold and securities purchased under reverse repurchase agreements	—	50
Securities available for sale, at fair value (amortized cost: $3,053,294 - 2021 $1,959,773 - 2020; allowance for credit losses: $0)	3,057,605	1,991,815
Securities held to maturity, net of allowance for credit losses of $0 (fair value: $411,132 - 2021; $563,115 - 2020)	394,905	538,072
Paycheck Protection Program (PPP) loans	46,486	610,134
Loans held for sale (LHFS)	335,339	446,951
Loans held for investment (LHFI)	10,174,899	9,824,524
Less allowance for credit losses (ACL), LHFI	104,073	117,306
Net LHFI	10,070,826	9,707,218
Premises and equipment, net	201,937	194,278
Mortgage servicing rights	84,101	66,464
Goodwill	384,237	385,270
Identifiable intangible assets, net	5,621	7,390
Other real estate, net	6,213	11,651
Operating lease right-of-use assets	34,689	30,901
Other assets	567,627	609,142
Total Assets	$17,364,644	$16,551,840

Liabilities
Deposits:
Noninterest-bearing	$4,987,885	$4,349,010
Interest-bearing	9,934,954	9,699,754
Total deposits	14,922,839	14,048,764
Federal funds purchased and securities sold under repurchase agreements	146,417	164,519
Other borrowings	94,889	168,252
Subordinated notes	122,987	122,921
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	32,684	38,572
Operating lease liabilities	36,531	32,290
Other liabilities	177,494	173,549
Total Liabilities	15,595,697	14,810,723

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 62,461,832 shares - 2021; 63,424,526 shares - 2020	13,014	13,215
Capital surplus	201,837	233,120
Retained earnings	1,573,176	1,495,833
Accumulated other comprehensive income (loss), net of tax	(19,080)	(1,051)
Total Shareholders' Equity	1,768,947	1,741,117
Total Liabilities and Shareholders' Equity	$17,364,644	$16,551,840

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Interest and fees on LHFS & LHFI	$91,182	$94,523	$272,515	$297,227
Interest and fees on PPP loans	1,533	6,729	36,329	11,773
Interest on securities:
Taxable	9,973	12,542	27,902	38,252
Tax exempt	104	238	451	848
Interest on federal funds sold and securities purchased under reverse repurchase agreements	—	1	—	1
Other interest income	949	331	1,941	1,310
Total Interest Income	103,741	114,364	339,138	349,411
Interest Expense
Interest on deposits	3,691	7,437	13,544	31,124
Interest on federal funds purchased and securities sold under repurchase agreements	51	32	166	699
Other interest expense	1,733	688	5,403	2,429
Total Interest Expense	5,475	8,157	19,113	34,252
Net Interest Income	98,266	106,207	320,025	315,159
Provision for credit losses (PCL), LHFI	(2,492)	1,760	(16,984)	40,526
PCL, off-balance sheet credit exposures (1)	(1,049)	(3,004)	(5,888)	10,021
Net Interest Income After PCL	101,807	107,451	342,897	264,612
Noninterest Income
Service charges on deposit accounts	8,911	7,577	23,880	24,006
Bank card and other fees	8,549	8,843	26,322	21,915
Mortgage banking, net	14,004	36,439	52,141	97,667
Insurance commissions	12,133	11,562	36,795	34,980
Wealth management	9,071	7,679	26,433	23,787
Other, net	1,481	1,601	5,572	6,121
Total Noninterest Income	54,149	73,701	171,143	208,476
Noninterest Expense
Salaries and employee benefits	74,623	67,342	215,900	202,597
Services and fees	22,306	20,992	66,559	61,489
Net occupancy - premises	6,854	7,000	20,227	19,873
Equipment expense	5,941	5,828	17,752	17,064
Other real estate expense, net	1,357	1,203	3,192	2,768
Other expense	18,519	14,598	46,197	42,616
Total Noninterest Expense	129,600	116,963	369,827	346,407
Income Before Income Taxes	26,356	64,189	144,213	126,681
Income taxes	5,156	9,749	23,070	17,873
Net Income	$21,200	$54,440	$121,143	$108,808

Earnings Per Share
Basic	$0.34	$0.86	$1.92	$1.71
Diluted	$0.34	$0.86	$1.92	$1.71

(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income per consolidated statements of income	$21,200	$54,440	$121,143	$108,808
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(9,407)	(5,781)	(20,798)	26,585
Change in net unrealized holding loss on securities transferred to held to maturity	477	603	1,562	1,832
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	28	63	84
Recognized net loss due to lump sum settlement	137	30	137	60
Change in net actuarial loss	333	239	1,007	723
Other comprehensive income (loss), net of tax	(8,439)	(4,881)	(18,029)	29,284
Comprehensive income	$12,761	$49,559	$103,114	$138,092

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2021	63,424,526	$13,215	$233,120	$1,495,833	$(1,051)	$1,741,117
Net income per consolidated statements of income	—	—	—	51,962	—	51,962
Other comprehensive income (loss), net of tax	—	—	—	—	(15,455)	(15,455)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,685)	—	(14,685)
Shares withheld to pay taxes, long-term incentive plan	114,977	24	(1,254)	—	—	(1,230)
Repurchase and retirement of common stock	(144,981)	(30)	(4,155)	—	—	(4,185)
Compensation expense, long-term incentive plan	—	—	2,181	—	—	2,181
Balance, March 31, 2021	63,394,522	13,209	229,892	1,533,110	(16,506)	1,759,705
Net income per consolidated statements of income	—	—	—	47,981	—	47,981
Other comprehensive income (loss), net of tax	—	—	—	—	5,865	5,865
Common stock dividends paid ($0.23 per share)	—	—	—	(14,640)	—	(14,640)
Shares withheld to pay taxes, long-term incentive plan	8,524	2	(13)	—	—	(11)
Repurchase and retirement of common stock	(629,820)	(132)	(20,673)	—	—	(20,805)
Compensation expense, long-term incentive plan	—	—	1,214	—	—	1,214
Balance, June 30, 2021	62,773,226	13,079	210,420	1,566,451	(10,641)	1,779,309
Net income per consolidated statements of income	—	—	—	21,200	—	21,200
Other comprehensive income (loss), net of tax	—	—	—	—	(8,439)	(8,439)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,475)	—	(14,475)
Shares withheld to pay taxes, long-term incentive plan	7,336	1	(97)	—	—	(96)
Repurchase and retirement of common stock	(318,730)	(66)	(9,602)	—	—	(9,668)
Compensation expense, long-term incentive plan	—	—	1,116	—	—	1,116
Balance, September 30, 2021	62,461,832	$13,014	$201,837	$1,573,176	$(19,080)	$1,768,947

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income per consolidated statements of income	$121,143	$108,808
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net	(22,872)	50,547
Depreciation and amortization	34,337	30,000
Net amortization of securities	15,527	8,458
Gains on sales of loans, net	(58,905)	(61,464)
Compensation expense, long-term incentive plan	4,511	3,907
Deferred income tax provision	18,750	(20,600)
Proceeds from sales of loans held for sale	1,854,487	1,869,187
Purchases and originations of loans held for sale	(1,737,168)	(1,976,190)
Originations of mortgage servicing rights	(22,015)	(20,728)
Earnings on bank-owned life insurance	(3,633)	(3,845)
Net change in other assets	39,808	(53,141)
Net change in other liabilities	10,781	5,667
Other operating activities, net	(7,551)	30,367
Net cash from operating activities	247,200	(29,027)

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	144,356	128,367
Proceeds from maturities, prepayments and calls of securities available for sale	635,138	465,568
Purchases of securities available for sale	(1,743,290)	(758,008)
Net proceeds from bank-owned life insurance	1,791	592
Net change in federal funds sold and securities purchased under reverse repurchase agreements	50	(50)
Net change in member bank stock	(1,217)	281
Net change in LHFI and PPP loans	(137,919)	(1,384,833)
Proceeds from sales of PPP loans	353,287	—
Purchases of premises and equipment	(19,499)	(15,634)
Proceeds from sales of premises and equipment	741	548
Proceeds from sales of other real estate	3,611	11,434
Purchases of software	(2,926)	(6,050)
Investments in tax credit and other partnerships	(14,690)	(4,458)
Purchase of insurance book of business	—	(3,097)
Net cash used in business acquisition	—	(4,834)
Net cash from investing activities	(780,567)	(1,570,174)

Financing Activities
Net change in deposits	874,075	1,976,856
Net change in federal funds purchased and securities sold under repurchase agreements	(18,102)	(102,186)
Net change in short-term borrowings	(19,171)	4,272
Payments on long-term FHLB advances	(14)	(39)
Payments under finance lease obligations	(1,072)	(1,319)
Common stock dividends	(43,800)	(44,079)
Repurchase and retirement of common stock	(34,658)	(27,538)
Shares withheld to pay taxes, long-term incentive plan	(1,337)	(1,094)
Net cash from financing activities	755,921	1,804,873

Net change in cash and cash equivalents	222,554	205,672
Cash and cash equivalents at beginning of period	1,952,504	358,916
Cash and cash equivalents at end of period	$2,175,058	$564,588

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 180 offices at September 30, 2021 in Alabama, Florida, Mississippi, Tennessee and Texas.

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

COVID-19 Pandemic

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

In January 2021, Trustmark resumed submitting applications to the SBA on behalf of and originating loans to qualified small businesses and other borrowers under the CARES Act, as amended by the Consolidated Appropriations Act, 2021. During the first nine months of 2021, Trustmark originated 5,727 PPP loans totaling $354.5 million (net of $21.7 million of deferred fees and costs).

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

At September 30, 2021, Trustmark had PPP loans outstanding that totaled $46.5 million (net of $798 thousand of deferred fees and costs). Due to the amount and nature of the PPP loans, these loans are not included in the LHFI portfolio and are presented separately in the accompanying consolidated balance sheet. The PPP loans are fully guaranteed by the SBA; therefore, no ACL was estimated for these loans.

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2021 and December 31, 2020 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$280,758	$—	$(2,143)	$278,615	$—	$—	$—	$—
U.S. Government agency obligations	15,253	88	(362)	14,979	—	—	—	—
Obligations of states and political subdivisions	5,150	584	—	5,734	10,683	78	(4)	10,757
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	42,772	1,100	(12)	43,860	5,912	299	—	6,211
Issued by FNMA and FHLMC	2,185,140	13,366	(11,094)	2,187,412	48,554	1,468	—	50,022
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	231,793	5,146	(54)	236,885	264,638	13,143	(41)	277,740
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	292,428	731	(3,039)	290,120	65,118	1,284	—	66,402
Total	$3,053,294	$21,015	$(16,704)	$3,057,605	$394,905	$16,272	$(45)	$411,132

	Securities Available for Sale				Securities Held to Maturity
December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agency obligations	$18,378	$144	$(481)	$18,041	$—	$—	$—	$—
Obligations of states and political subdivisions	5,198	637	—	5,835	26,584	258	(3)	26,839
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	55,193	1,672	(3)	56,862	7,598	382	—	7,980
Issued by FNMA and FHLMC	1,421,861	20,768	(1,308)	1,441,321	67,944	2,397	—	70,341
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	409,883	9,600	(46)	419,437	360,361	19,678	(55)	379,984
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,260	1,068	(9)	50,319	75,585	2,386	—	77,971
Total	$1,959,773	$33,889	$(1,847)	$1,991,815	$538,072	$25,101	$(58)	$563,115

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax). The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. At September 30, 2021, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $6.8 million ($5.1 million, net of tax) compared to approximately $8.9 million ($6.7 million, net of tax) at December 31, 2020.

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

At both September 30, 2021 and December 31, 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At September 30, 2021, accrued interest receivable totaled $4.8 million for securities available for sale compared to $4.0 million at December 31, 2020 and was reported in other assets on the accompanying consolidated balance sheets.

Securities Held to Maturity

At September 30, 2021, the potential credit loss exposure was $10.7 million compared to $26.6 million at December 31, 2020 and consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2021 and December 31, 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At September 30, 2021 and accrued interest receivable totaled $833 thousand for securities held to maturity compared to $1.2 million at December 31, 2020 and was reported in other assets on the accompanying consolidated balance sheets.

At both September 30, 2021 and December 31, 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at September 30, 2021 and December 31, 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Aaa	$384,222	$511,488
Aa1 to Aa3	7,510	22,528
Not Rated (1)	3,173	4,056
Total	$394,905	$538,072

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at September 30, 2021 and December 31, 2020 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$278,615	$(2,143)	$—	$—	$278,615	$(2,143)
U.S. Government agency obligations	—	—	9,355	(362)	9,355	(362)
Obligations of states and political subdivisions	5,506	(2)	667	(2)	6,173	(4)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,131	(12)	—	—	1,131	(12)
Issued by FNMA and FHLMC	1,553,063	(10,637)	56,089	(457)	1,609,152	(11,094)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	18,583	(95)	—	—	18,583	(95)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	161,174	(3,030)	644	(9)	161,818	(3,039)
Total	$2,018,072	$(15,919)	$66,755	$(830)	$2,084,827	$(16,749)

December 31, 2020
U.S. Government agency obligations	$—	$—	$11,167	$(481)	$11,167	$(481)
Obligations of states and political subdivisions	—	—	667	(3)	667	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	1,636	(3)	—	—	1,636	(3)
Issued by FNMA and FHLMC	324,905	(1,308)	—	—	324,905	(1,308)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,398	(101)	—	—	29,398	(101)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	659	(9)	659	(9)
Total	$355,939	$(1,412)	$12,493	$(493)	$368,432	$(1,905)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Security Gains and Losses

During the nine months ended September 30, 2021 and 2020, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.300 billion and $1.964 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both September 30, 2021 and December 31, 2020, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2021, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,709	$1,729	$6,161	$6,186
Due after one year through five years	189,184	188,236	4,522	4,571
Due after five years through ten years	94,838	93,690	—	—
Due after ten years	15,430	15,673	—	—
	301,161	299,328	10,683	10,757
Mortgage-backed securities	2,752,133	2,758,277	384,222	400,375
Total	$3,053,294	$3,057,605	$394,905	$411,132

Note 3 – LHFI and Allowance for Credit Losses, LHFI

At September 30, 2021 and December 31, 2020, LHFI consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Loans secured by real estate:
Construction, land development and other land	$559,804	$514,056
Other secured by 1-4 family residential properties	509,195	524,732
Secured by nonfarm, nonresidential properties	2,924,953	2,709,026
Other real estate secured	986,163	1,065,964
Other loans secured by real estate:
Other construction	726,809	794,983
Secured by 1-4 family residential properties	1,382,097	1,216,400
Commercial and industrial loans	1,327,211	1,309,078
Consumer loans	160,802	164,386
State and other political subdivision loans	1,125,186	1,000,776
Other commercial loans	472,679	525,123
LHFI	10,174,899	9,824,524
Less ACL	104,073	117,306
Net LHFI	$10,070,826	$9,707,218

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At September 30, 2021 and December 31, 2020, accrued interest receivable for LHFI totaled $27.9 million and $33.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At September 30, 2021, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2021 and 2020.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$4,911	$5,629	$—
Other secured by 1-4 family residential properties	1,355	3,204	154
Secured by nonfarm, nonresidential properties	11,319	13,077	—
Other real estate secured	56	175	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	12,562	198
Commercial and industrial loans	1,026	22,218	—
Consumer loans	—	60	273
State and other political subdivision loans	—	3,786	—
Other commercial loans	—	5,529	—
Total	$18,667	$66,240	$625

	December 31, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$5,756	$5,985	$—
Other secured by 1-4 family residential properties	1,895	4,487	79
Secured by nonfarm, nonresidential properties	12,037	15,197	—
Other real estate secured	60	185	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	11,807	1,257
Commercial and industrial loans	12,665	15,618	—
Consumer loans	—	86	240
State and other political subdivision loans	—	3,970	—
Other commercial loans	—	5,793	—
Total	$32,413	$63,128	$1,576

The following tables provide an aging analysis of the amortized cost basis of past due LHFI at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,045	$155	$4,847	$6,047	$553,757	$559,804
Other secured by 1-4 family residential properties	1,965	463	381	2,809	506,386	509,195
Secured by nonfarm, nonresidential properties	124	—	1,564	1,688	2,923,265	2,924,953
Other real estate secured	87	—	107	194	985,969	986,163
Other loans secured by real estate:
Other construction	—	—	—	—	726,809	726,809
Secured by 1-4 family residential properties	2,624	612	5,927	9,163	1,372,934	1,382,097
Commercial and industrial loans	1,141	72	3,426	4,639	1,322,572	1,327,211
Consumer loans	1,172	215	273	1,660	159,142	160,802
State and other political subdivision loans	19	—	177	196	1,124,990	1,125,186
Other commercial loans	95	25	5,091	5,211	467,468	472,679
Total	$8,272	$1,542	$21,793	$31,607	$10,143,292	$10,174,899

	December 31, 2020
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$339	$34	$161	$534	$513,522	$514,056
Other secured by 1-4 family residential properties	1,505	523	896	2,924	521,808	524,732
Secured by nonfarm, nonresidential properties	920	—	972	1,892	2,707,134	2,709,026
Other real estate secured	103	101	107	311	1,065,653	1,065,964
Other loans secured by real estate:
Other construction	—	—	—	—	794,983	794,983
Secured by 1-4 family residential properties	3,291	1,289	5,110	9,690	1,206,710	1,216,400
Commercial and industrial loans	271	196	1,543	2,010	1,307,068	1,309,078
Consumer loans	926	190	240	1,356	163,030	164,386
State and other political subdivision loans	117	—	177	294	1,000,482	1,000,776
Other commercial loans	2,143	2,971	346	5,460	519,663	525,123
Total	$9,615	$5,304	$9,552	$24,471	$9,800,053	$9,824,524

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

At September 30, 2021 and 2020, LHFI classified as TDRs totaled $23.5 million and $25.4 million, respectively. At September 30, 2021, TDRs were primarily comprised of bankruptcies, payment concessions and credits with interest-only payments for an extended period of time which totaled $20.1 million. At September 30, 2020, TDRs were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $13.3 million. Trustmark had $1.0 million of unused commitments on TDRs at September 30, 2021 compared to $4.2 million at September 30, 2020.

At both September 30, 2021 and September 30, 2020, TDRs had a related ACL of $2.6 million. Trustmark had $3.7 million in charge-offs on TDRs for the nine months ended September 30, 2021, compared to $2.3 million for the nine months ended September 30, 2020.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	—	$—	$—	3	$87	$89
Secured by nonfarm, nonresidential properties	3	483	483	—	—	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1	152	152	—	—	—
Commercial and industrial loans	—	—	—	1	48	47
Total	4	$635	$635	4	$135	$136

	Nine Months Ended September 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	5	$5,582	$5,582	—	$—	$—
Other secured by 1-4 family residential properties	3	37	37	11	794	800
Secured by nonfarm, nonresidential properties	4	860	860	1	139	139
Other loans secured by real estate:
Secured by 1-4 family residential properties	4	401	401	—	—	—
Commercial and industrial loans	2	1,014	1,014	3	1,630	1,629
Consumer loans	—	—	—	6	26	26
State and other political subdivision loans	—	—	—	2	3,902	3,872
Other commercial loans	2	4,929	4,929	—	—	—
Total	20	$12,823	$12,823	23	$6,491	$6,466

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	5	$5,582	—	$—
Other secured by 1-4 family residential properties	1	16	4	484
Secured by nonfarm, nonresidential properties	—	—	1	139
Other loans secured by real estate:
Secured by 1-4 family residential properties	1	78	—	—
Commercial and industrial loans	—	—	1	82
Other commercial loans	2	4,929	—	—
Total	9	$10,605	6	$705

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

The following tables detail LHFI classified as TDRs by loan class at September 30, 2021 and 2020 ($ in thousands):

	September 30, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$4,607	$4,607
Other secured by 1-4 family residential properties	—	1,007	1,007
Secured by nonfarm, nonresidential properties	394	2,961	3,355
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	2,292	2,292
Commercial and industrial loans	2,000	1,600	3,600
Consumer loans	—	11	11
State and other political subdivision loans	—	3,609	3,609
Other commercial loans	—	5,009	5,009
Total TDRs	$2,394	$21,096	$23,490

	September 30, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$13	$13
Other secured by 1-4 family residential properties	18	3,689	3,707
Secured by nonfarm, nonresidential properties	—	2,970	2,970
Commercial and industrial loans	1,500	13,198	14,698
Consumer loans	16	19	35
State and other political subdivision loans	—	3,842	3,842
Other commercial loans	—	125	125
Total TDRs	$1,534	$23,856	$25,390

The CARES Act, as amended by subsequent legislation, specified that COVID-19 related modifications executed between March 1, 2020 and the earlier of either (i) 60 days after the date of termination of the national emergency declared by the President or (ii) January 1, 2022, on loans that were current as of December 31, 2019 were not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days. Consumer concessions were 90-day full payment deferrals. At September 30, 2021, the balance of loans remaining under some type of COVID-19 related concession totaled $20.0 million compared to $34.2 million at December 31, 2020.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$4,911	$—	$—	$—	$—	$4,911
Secured by nonfarm, nonresidential properties	11,549	—	—	—	—	11,549
Other real estate secured	56	—	—	—	—	56
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,355	—	—	—	—	1,355
Commercial and industrial loans	42	63	4,219	63	16,671	21,058
State and other political subdivision loans	3,786	—	—	—	—	3,786
Other commercial loans	325	—	1,958	—	3,052	5,335
Total	$22,024	$63	$6,177	$63	$19,723	$48,050

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,756	$—	$—	$—	$—	$5,756
Other secured by 1-4 family residential properties	454	—	—	—	—	454
Secured by nonfarm, nonresidential properties	12,037	—	—	—	—	12,037
Other real estate secured	60	—	—	—	—	60
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,441	—	—	—	—	1,441
Commercial and industrial loans	86	425	4,899	135	8,531	14,076
State and other political subdivision loans	3,970	—	—	—	—	3,970
Other commercial loans	606	—	1,958	—	3,051	5,615
Total	$24,410	$425	$6,857	$135	$11,582	$43,409

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
•
State and other political subdivision loans – Loans within this loan class are secured by liens on real estate properties or other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.
•
Other commercial loans – Loans within this loan class are secured by liens on real estate properties or other non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

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

Consumer Credits

Consumer LHFI that do not meet a minimum custom credit score are reviewed quarterly. The Retail Credit Review Committee, Management Credit Policy Committee and the Directors Credit Policy Committee review the volume and/or percentage of approvals that did not meet the minimum passing custom score to ensure that Trustmark continues to originate quality loans.

Trustmark monitors the levels and severity of past due consumer LHFI on a daily basis through its collection activities. A detailed assessment of consumer LHFI delinquencies is performed monthly at both a product and market level.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at September 30, 2021 and December 31, 2020 ($ in thousands):

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of September 30, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$283,032	$116,423	$29,505	$17,454	$1,721	$3,345	$20,890	$472,370
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,948	—	3,461	43	4	—	—	5,456
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	284,980	116,423	32,966	17,497	1,725	3,387	20,890	477,868

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$33,343	$25,263	$14,164	$10,894	$6,535	$4,208	$7,049	$101,456
Special Mention - RR 7	83	176	—	—	—	—	—	259
Substandard - RR 8	591	315	7	173	151	642	—	1,879
Doubtful - RR 9	24	—	—	—	—	—	—	24
Total	34,041	25,754	14,171	11,067	6,686	4,850	7,049	103,618

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$530,254	$655,169	$609,318	$383,231	$214,750	$311,903	$105,190	$2,809,815
Special Mention - RR 7	325	9,655	416	596	1,602	4,839	—	17,433
Substandard - RR 8	9,034	2,390	24,568	3,747	1,957	54,258	1,535	97,489
Doubtful - RR 9	45	—	114	—	—	22	—	181
Total	539,658	667,214	634,416	387,574	218,309	371,022	106,725	2,924,918

Other real estate secured:
Pass - RR 1 through RR 6	$192,093	$155,079	$385,085	$154,131	$19,297	$62,354	$12,947	$980,986
Special Mention - RR 7	—	—	—	—	—	791	—	791
Substandard - RR 8	3,212	690	—	12	—	122	—	4,036
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	195,305	155,769	385,085	154,143	19,297	63,267	12,947	985,813

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of September 30, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$223,507	$371,269	$103,566	$12,837	$—	$—	$14,217	$725,396
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,413	—	—	—	—	—	—	1,413
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	224,920	371,269	103,566	12,837	—	—	14,217	726,809

Commercial and industrial loans:
Pass - RR 1 through RR 6	$369,588	$289,157	$82,992	$39,484	$59,199	$43,148	$379,014	$1,262,582
Special Mention - RR 7	730	385	180	601	62	—	109	2,067
Substandard - RR 8	12,394	2,528	18,486	1,289	3,469	2,992	21,200	62,358
Doubtful - RR 9	—	37	35	109	—	23	—	204
Total	382,712	292,107	101,693	41,483	62,730	46,163	400,323	1,327,211

State and other political subdivision loans:
Pass - RR 1 through RR 6	$283,286	$154,957	$84,901	$35,182	$97,614	$450,583	$11,527	$1,118,050
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,786	—	3,786
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	283,286	154,957	84,901	35,182	97,614	457,719	11,527	1,125,186

Other commercial loans:
Pass - RR 1 through RR 6	$67,431	$42,992	$65,384	$9,646	$8,308	$43,696	$197,403	$434,860
Special Mention - RR 7	4,167	—	—	—	—	—	9,013	13,180
Substandard - RR 8	70	7,098	2,096	371	—	127	14,804	24,566
Doubtful - RR 9	—	50	—	—	—	23	—	73
Total	71,668	50,140	67,480	10,017	8,308	43,846	221,220	472,679

Total commercial LHFI	$2,016,570	$1,833,633	$1,424,278	$669,800	$414,669	$990,254	$794,898	$8,144,102

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of September 30, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$37,059	$29,173	$7,958	$3,212	$897	$2,701	$—	$81,000
Past due 30-89 days	—	703	—	32	—	11	—	746
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	190	—	190
Total	37,059	29,876	7,958	3,244	897	2,902	—	81,936

Other secured by 1-4 family residential properties:
Current	$21,308	$12,368	$6,727	$6,913	$3,388	$8,768	$341,019	$400,491
Past due 30-89 days	32	8	193	7	66	371	1,531	2,208
Past due 90 days or more	—	—	—	—	—	123	31	154
Nonaccrual	12	56	13	10	347	372	1,914	2,724
Total	21,352	12,432	6,933	6,930	3,801	9,634	344,495	405,577

Secured by nonfarm, nonresidential properties:
Current	$33	$—	$—	$—	$2	$—	$—	$35
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	33	—	—	—	2	—	—	35

Other real estate secured:
Current	$—	$100	$—	$8	$33	$209	$—	$350
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	100	—	8	33	209	—	350

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of September 30, 2021	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$475,651	$243,852	$147,846	$117,312	$64,973	$317,231	$—	$1,366,865
Past due 30-89 days	316	600	330	351	164	711	—	2,472
Past due 90 days or more	5	—	—	11	—	182	—	198
Nonaccrual	174	1,123	1,272	2,529	647	6,817	—	12,562
Total	476,146	245,575	149,448	120,203	65,784	324,941	—	1,382,097

Consumer loans:
Current	$53,613	$33,221	$11,432	$6,256	$1,677	$653	$52,231	$159,083
Past due 30-89 days	412	231	91	26	26	—	600	1,386
Past due 90 days or more	36	33	3	9	—	—	192	273
Nonaccrual	11	14	2	17	9	—	7	60
Total	54,072	33,499	11,528	6,308	1,712	653	53,030	160,802

Total consumer LHFI	$588,662	$321,482	$175,867	$136,693	$72,229	$338,339	$397,525	$2,030,797

Total LHFI	$2,605,232	$2,155,115	$1,600,145	$806,493	$486,898	$1,328,593	$1,192,423	$10,174,899

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$287,218	$62,078	$26,401	$4,487	$3,274	$3,564	$28,548	$415,570
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	5,419	4,363	1,226	12	494	22	101	11,637
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	292,637	66,441	27,627	4,499	3,768	3,628	28,649	427,249

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$35,139	$19,596	$15,399	$9,605	$10,273	$4,786	$8,486	$103,284
Special Mention - RR 7	255	—	50	—	—	—	—	305
Substandard - RR 8	1,155	8	914	341	302	337	3,950	7,007
Doubtful - RR 9	29	—	—	—	—	—	—	29
Total	36,578	19,604	16,363	9,946	10,575	5,123	12,436	110,625

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$697,439	$496,476	$442,264	$293,072	$254,747	$251,219	$96,098	$2,531,315
Special Mention - RR 7	13,452	6,139	2,956	4,466	4,957	20,545	—	52,515
Substandard - RR 8	19,119	20,572	4,516	12,956	38,956	25,438	2,779	124,336
Doubtful - RR 9	52	163	—	—	217	306	—	738
Total	730,062	523,350	449,736	310,494	298,877	297,508	98,877	2,708,904

Other real estate secured:
Pass - RR 1 through RR 6	$146,803	$376,765	$347,472	$48,626	$89,824	$23,680	$12,116	$1,045,286
Special Mention - RR 7	—	—	—	—	—	841	—	841
Substandard - RR 8	18,649	14	18	—	556	122	—	19,359
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	165,452	376,779	347,490	48,626	90,380	24,643	12,116	1,065,486

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$262,544	$425,936	$81,476	$14,074	$2,464	$—	$7,735	$794,229
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	754	—	—	—	—	—	—	754
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	263,298	425,936	81,476	14,074	2,464	—	7,735	794,983

Commercial and industrial loans:
Pass - RR 1 through RR 6	$444,304	$165,163	$77,611	$77,985	$59,131	$43,214	$372,486	$1,239,894
Special Mention - RR 7	677	45	—	—	—	—	240	962
Substandard - RR 8	12,090	1,814	9,737	3,735	2,160	5,024	33,380	67,940
Doubtful - RR 9	151	95	—	—	32	4	—	282
Total	457,222	167,117	87,348	81,720	61,323	48,242	406,106	1,309,078

State and other political subdivision loans:
Pass - RR 1 through RR 6	$250,363	$79,595	$41,334	$113,817	$132,634	$372,831	$1,446	$992,020
Special Mention - RR 7	—	—	—	—	—	4,018	—	4,018
Substandard - RR 8	—	—	—	247	—	4,491	—	4,738
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	250,363	79,595	41,334	114,064	132,634	381,340	1,446	1,000,776

Other commercial loans:
Pass - RR 1 through RR 6	$101,230	$70,990	$20,769	$9,723	$33,481	$30,715	$225,533	$492,441
Special Mention - RR 7	7,500	—	—	—	—	—	11,333	18,833
Substandard - RR 8	381	2,099	683	6	707	—	9,948	13,824
Doubtful - RR 9	2	—	—	—	—	23	—	25
Total	109,113	73,089	21,452	9,729	34,188	30,738	246,814	525,123

Total commercial LHFI	$2,304,725	$1,731,911	$1,072,826	$593,152	$634,209	$791,222	$814,179	$7,942,224

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$47,336	$24,174	$8,496	$2,036	$1,447	$2,868	$—	$86,357
Past due 30-89 days	—	318	20	—	1	12	—	351
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	99	—	99
Total	47,336	24,492	8,516	2,036	1,448	2,979	—	86,807

Other secured by 1-4 family residential properties:
Current	$20,864	$10,253	$12,037	$4,177	$2,082	$11,124	$348,830	$409,367
Past due 30-89 days	93	12	—	13	—	133	1,058	1,309
Past due 90 days or more	—	—	—	—	—	30	22	52
Nonaccrual	6	44	121	428	—	382	2,398	3,379
Total	20,963	10,309	12,158	4,618	2,082	11,669	352,308	414,107

Secured by nonfarm, nonresidential properties:
Current	$109	$—	$—	$4	$—	$9	$—	$122
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	109	—	—	4	—	9	—	122

Other real estate secured:
Current	$107	$—	$38	$37	$96	$200	$—	$478
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	107	—	38	37	96	200	—	478

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$289,521	$214,056	$173,324	$92,564	$109,031	$321,250	$—	$1,199,746
Past due 30-89 days	499	93	753	366	1,080	799	—	3,590
Past due 90 days or more	159	214	208	127	—	549	—	1,257
Nonaccrual	283	711	2,024	682	239	7,868	—	11,807
Total	290,462	215,074	176,309	93,739	110,350	330,466	—	1,216,400

Consumer loans:
Current	$65,370	$25,303	$13,140	$3,893	$1,257	$345	$53,669	$162,977
Past due 30-89 days	524	158	67	19	7	3	305	1,083
Past due 90 days or more	77	—	4	—	—	—	159	240
Nonaccrual	12	4	55	13	2	—	—	86
Total	65,983	25,465	13,266	3,925	1,266	348	54,133	164,386

Total consumer LHFI	$424,960	$275,340	$210,287	$104,359	$115,242	$345,671	$406,441	$1,882,300

Total LHFI	$2,729,685	$2,007,251	$1,283,113	$697,511	$749,451	$1,136,893	$1,220,620	$9,824,524

Past Due LHFS

LHFS past due 90 days or more totaled $75.1 million and $119.4 million at September 30, 2021 and December 31, 2020, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2021 or 2020.

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. During the second quarter of 2021, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects. However, due to multiple periods in the second quarter of 2021 having a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$5,133	$5,133	$4,911	554,893	$559,804
Other secured by 1-4 family residential properties	—	10,223	10,223	—	509,195	509,195
Secured by nonfarm, nonresidential properties	—	43,306	43,306	11,549	2,913,404	2,924,953
Other real estate secured	—	4,370	4,370	56	986,107	986,163
Other loans secured by real estate:
Other construction	—	5,945	5,945	—	726,809	726,809
Secured by 1-4 family residential properties	—	2,654	2,654	1,355	1,380,742	1,382,097
Commercial and industrial loans	7,034	12,339	19,373	21,058	1,306,153	1,327,211
Consumer loans	—	4,862	4,862	—	160,802	160,802
State and other political subdivision loans	1,517	1,447	2,964	3,786	1,121,400	1,125,186
Other commercial loans	797	4,446	5,243	5,335	467,344	472,679
Total	$9,348	$94,725	$104,073	$48,050	$10,126,849	$10,174,899

	December 31, 2020
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,854	$6,854	$5,756	$508,300	$514,056
Other secured by 1-4 family residential properties	—	9,928	9,928	454	524,278	524,732
Secured by nonfarm, nonresidential properties	—	48,523	48,523	12,037	2,696,989	2,709,026
Other real estate secured	—	7,382	7,382	60	1,065,904	1,065,964
Other loans secured by real estate:
Other construction	—	8,158	8,158	—	794,983	794,983
Secured by 1-4 family residential properties	—	5,143	5,143	1,441	1,214,959	1,216,400
Commercial and industrial loans	579	14,272	14,851	14,076	1,295,002	1,309,078
Consumer loans	—	5,838	5,838	—	164,386	164,386
State and other political subdivision loans	1,700	1,490	3,190	3,970	996,806	1,000,776
Other commercial loans	2,100	5,339	7,439	5,615	519,508	525,123
Total	$4,379	$112,927	$117,306	$43,409	$9,781,115	$9,824,524

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$104,032	$119,188	$117,306	$84,277
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	—	—	815
Acquired loans ACL adjustment	—	—	—	1,007
Loans charged-off	(1,586)	(1,263)	(7,659)	(8,678)
Recoveries	4,119	2,325	11,410	7,102
Net (charge-offs) recoveries	2,533	1,062	3,751	(1,576)
PCL	(2,492)	1,760	(16,984)	40,526
Balance at end of period	$104,073	$122,010	$104,073	$122,010

The following tables detail changes in the ACL by loan class for the periods presented ($ in thousands):

	Three Months Ended September 30, 2021
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$5,110	$(3)	$391	$(365)	$5,133
Other secured by 1-4 family residential properties	10,399	(7)	85	(254)	10,223
Secured by nonfarm, nonresidential properties	44,416	—	45	(1,155)	43,306
Other real estate secured	5,311	—	4	(945)	4,370
Other loans secured by real estate:
Other construction	6,530	—	2	(587)	5,945
Secured by 1-4 family residential properties	2,910	(144)	15	(127)	2,654
Commercial and industrial loans	13,973	(5)	2,028	3,377	19,373
Consumer loans	4,876	(287)	451	(178)	4,862
State and other political subdivision loans	3,233	—	—	(269)	2,964
Other commercial loans	7,274	(1,140)	1,098	(1,989)	5,243
Total	$104,032	$(1,586)	$4,119	$(2,492)	$104,073

The decreases in the PCL for the three months ended September 30, 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate and the PD and LGD floors.

The PCL for the commercial and industrial loan portfolio increased $3.4 million during the three months ended September 30, 2021 primarily due to the specific reserves on individually analyzed credits.

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

The decrease in the PCL for loans and other loans secured by real estate during the three months ended September 30, 2020 were primarily due to improvements in the microeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP and Prime Rate.

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

	Nine Months Ended September 30, 2021
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,854	$(3)	$1,470	$(3,188)	$5,133
Other secured by 1-4 family residential properties	9,928	(91)	337	49	10,223
Secured by nonfarm, nonresidential properties	48,523	(79)	1,102	(6,240)	43,306
Other real estate secured	7,382	—	15	(3,027)	4,370
Other loans secured by real estate:
Other construction	8,158	—	46	(2,259)	5,945
Secured by 1-4 family residential properties	5,143	(148)	123	(2,464)	2,654
Commercial and industrial loans	14,851	(3,702)	3,967	4,257	19,373
Consumer loans	5,838	(1,120)	1,200	(1,056)	4,862
State and other political subdivision loans	3,190	—	—	(226)	2,964
Other commercial loans	7,439	(2,516)	3,150	(2,830)	5,243
Total	$117,306	$(7,659)	$11,410	$(16,984)	$104,073

Decreases in the PCL for the first nine months of 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate.

The PCL for the commercial and industrial loan portfolio increased $4.3 million during the nine months ended September 30, 2021 and was primarily due to specific reserves for individually analyzed loans.

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

Note 4 – Mortgage Banking

Mortgage Servicing Rights

The activity in the mortgage servicing rights (MSR) is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$66,464	$79,394
Origination of servicing assets	22,015	20,728
Change in fair value:
Due to market changes	11,037	(27,098)
Due to run-off	(15,415)	(11,411)
Balance at end of period	$84,101	$61,613

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. At September 30, 2021, the fair value of the MSR included an assumed average prepayment speed of 12 CPR and an average discount rate of 9.55% compared to an assumed average prepayment speed of 16 CPR and an average discount rate of 9.59% at September 30, 2020.

Mortgage Loans Serviced/Sold

During the first nine months of 2021 and 2020, Trustmark sold $1.796 billion and $1.808 billion, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $47.0 million for the first nine months of 2021 compared to $82.9 million for the first nine months of 2020.

The table below details the mortgage loans sold and serviced for others at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Federal National Mortgage Association	$4,676,745	$4,629,670
Government National Mortgage Association	3,146,324	2,960,760
Federal Home Loan Mortgage Corporation	39,275	50,459
Other	14,183	16,201
Total mortgage loans sold and serviced for others	$7,876,527	$7,657,090

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures. Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties. Generally, putback requests may be made until the loan is paid in full. However, mortgage loans delivered to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Representations and Warranties Framework, which provides certain instances in which FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties, such as payment history and quality control review.

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both September 30, 2021 and 2020, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At September 30, 2021, Trustmark’s geographic other real estate distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$11,651	$29,248
Additions	770	496
Disposals	(4,326)	(11,823)
Write-downs	(1,882)	(1,673)
Balance at end of period	$6,213	$16,248

Gains (losses), net on the sale of other real estate included in other real estate expense	$(716)	$(388)

At September 30, 2021 and December 31, 2020, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Construction, land development and other land properties	$922	$3,857
1-4 family residential properties	395	1,349
Nonfarm, nonresidential properties	4,896	6,445
Total other real estate	$6,213	$11,651

At September 30, 2021 and December 31, 2020, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Alabama	$613	$3,271
Mississippi (1)	5,600	8,330
Tennessee (2)	—	50
Total other real estate	$6,213	$11,651
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At September 30, 2021, the balance of other real estate included $395 thousand of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $1.3 million at December 31, 2020. At September 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $885 thousand and $424 thousand, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance leases:
Amortization of right-of-use assets	$388	$449	$1,159	$1,427
Interest on lease liabilities	54	62	167	194
Operating lease cost	1,332	1,306	3,979	3,885
Short-term lease cost	108	104	337	324
Variable lease cost	310	304	928	983
Sublease income	(118)	(84)	(271)	(246)
Net lease cost	$2,074	$2,141	$6,299	$6,567

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Finance leases:
Operating cash flows included in operating activities	$167	$194
Financing cash flows included in payments under finance lease obligations	1,072	1,319
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	3,509	3,739
Operating cash flows (liability reduction) included in other operating activities, net	2,929	2,896

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Finance lease right-of-use assets, net of accumulated depreciation	$6,405	$7,471
Finance lease liabilities	6,826	7,805
Operating lease right-of-use assets	34,689	30,901
Operating lease liabilities	36,531	32,290

Weighted-average lease term:
Finance leases	8.36 years	8.53 years
Operating leases	8.97 years	8.65 years

Weighted-average discount rate:
Finance leases	3.19%	3.10%
Operating leases	3.14%	3.41%

At September 30, 2021, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$414	$1,269
2022	1,597	5,159
2023	885	4,973
2024	572	5,024
2025	584	4,991
Thereafter	3,868	20,435
Total minimum lease payments	7,920	41,851
Less imputed interest	(1,094)	(5,320)
Lease liabilities	$6,826	$36,531

Note 7 – Deposits

At September 30, 2021 and December 31, 2020, deposits consisted of the following ($ in thousands):

	September 30, 2021	December 31, 2020
Noninterest-bearing demand	$4,987,885	$4,349,010
Interest-bearing demand	4,149,103	3,646,246
Savings	4,547,353	4,647,610
Time	1,238,498	1,405,898
Total	$14,922,839	$14,048,764

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $161.9 million and $156.1 million at September 30, 2021 and December 31, 2020, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. As of September 30, 2021, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$103,196	$115,357
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,354	12,696
Total securities sold under repurchase agreements	$104,550	$128,053

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net. Other real estate sales for the three and nine months ended September 30, 2021 resulted in net losses of $734 thousand and $716 thousand, respectively, compared to net losses of $133 thousand and $388 thousand for the three and nine months ended September 30, 2020, respectively.

The following tables present noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$8,893	$—	$8,893	$7,557	$—	$7,557
Bank card and other fees	7,561	979	8,540	7,019	1,817	8,836
Mortgage banking, net	—	14,004	14,004	—	36,439	36,439
Wealth management	13	—	13	54	—	54
Other, net	1,826	(413)	1,413	1,496	40	1,536
Total noninterest income	$18,293	$14,570	$32,863	$16,126	$38,296	$54,422

Wealth Management Segment
Service charges on deposit accounts	$18	$—	$18	$20	$—	$20
Bank card and other fees	9	—	9	7	—	7
Wealth management	9,058	—	9,058	7,625	—	7,625
Other, net	32	9	41	27	15	42
Total noninterest income	$9,117	$9	$9,126	$7,679	$15	$7,694

Insurance Segment
Insurance commissions	$12,133	$—	$12,133	$11,562	$—	$11,562
Other, net	27	—	27	23	—	23
Total noninterest income	$12,160	$—	$12,160	$11,585	$—	$11,585

Consolidated
Service charges on deposit accounts	$8,911	$—	$8,911	$7,577	$—	$7,577
Bank card and other fees	7,570	979	8,549	7,026	1,817	8,843
Mortgage banking, net	—	14,004	14,004	—	36,439	36,439
Insurance commissions	12,133	—	12,133	11,562	—	11,562
Wealth management	9,071	—	9,071	7,679	—	7,679
Other, net	1,885	(404)	1,481	1,546	55	1,601
Total noninterest income	$39,570	$14,579	$54,149	$35,390	$38,311	$73,701
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

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$23,822	$—	$23,822	$23,949	$—	$23,949
Bank card and other fees	23,264	3,031	26,295	20,294	1,600	21,894
Mortgage banking, net	—	52,141	52,141	—	97,667	97,667
Wealth management	33	—	33	219	—	219
Other, net	4,913	478	5,391	4,614	1,306	5,920
Total noninterest income	$52,032	$55,650	$107,682	$49,076	$100,573	$149,649

Wealth Management Segment
Service charges on deposit accounts	$58	$—	$58	$57	$—	$57
Bank card and other fees	27	—	27	21	—	21
Wealth management	26,400	—	26,400	23,568	—	23,568
Other, net	99	25	124	77	37	114
Total noninterest income	$26,584	$25	$26,609	$23,723	$37	$23,760

Insurance Segment
Insurance commissions	$36,795	$—	$36,795	$34,980	$—	$34,980
Other, net	57	—	57	87	—	87
Total noninterest income	$36,852	$—	$36,852	$35,067	$—	$35,067

Consolidated
Service charges on deposit accounts	$23,880	$—	$23,880	$24,006	$—	$24,006
Bank card and other fees	23,291	3,031	26,322	20,315	1,600	21,915
Mortgage banking, net	—	52,141	52,141	—	97,667	97,667
Insurance commissions	36,795	—	36,795	34,980	—	34,980
Wealth management	26,433	—	26,433	23,787	—	23,787
Other, net	5,069	503	5,572	4,778	1,343	6,121
Total noninterest income	$115,468	$55,675	$171,143	$107,866	$100,610	$208,476
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$63	$64	$189	$191
Interest cost	43	60	129	181
Expected return on plan assets	(33)	(39)	(98)	(116)
Recognized net loss due to lump sum settlements	183	40	183	80
Recognized net actuarial loss	149	82	446	245
Net periodic benefit cost	$405	$207	$849	$581

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$19	$19	$57	$58
Interest cost	277	388	847	1,189
Amortization of prior service cost	28	37	84	112
Recognized net actuarial loss	295	237	896	719
Net periodic benefit cost	$619	$681	$1,884	$2,078

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

The following tables summarize the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2021
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	141,969	352,055
Granted	—	—
Released from restriction	—	(10,489)
Forfeited	—	(2,669)
Nonvested shares, end of period	141,969	338,897

	Nine Months Ended September 30, 2021
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	145,042	301,619
Granted	53,273	176,022
Released from restriction	(44,536)	(130,779)
Forfeited	(11,810)	(7,965)
Nonvested shares, end of period	141,969	338,897

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Performance awards and units	$311	$417	$517	$360
Time-vested awards and units	805	822	3,994	3,547
Total compensation expense	$1,116	$1,239	$4,511	$3,907

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At September 30, 2021 and 2020, Trustmark had unused commitments to extend credit of $4.907 billion and $4.647 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2021 and 2020, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $129.0 million and $109.3 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2021 and 2020, the fair value of collateral held was $38.6 million and $22.5 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2021 and December 31, 2020.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$33,733	$42,663	$38,572	$—
FASB ASU 2016-13 adoption adjustment	—	—	—	29,638
PCL, off-balance sheet credit exposures (1)	(1,049)	(3,004)	(5,888)	10,021
Balance at end of period	$32,684	$39,659	$32,684	$39,659

(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months and the nine months ended September 30, 2021 was primarily due to improvements of the overall economy and macroeconomic factors used to determine the necessary reserves for off-balance sheet credit exposures.

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

On December 30, 2019, a complaint was filed in the United States District Court for the Southern District of Mississippi, Northern Division by Alysson Mills in her capacity as Court-appointed Receiver (the Receiver) for Arthur Lamar Adams (Adams) and Madison Timber Properties, LLC (Madison Timber), naming TNB, two other Mississippi-based financial institutions both of which are unaffiliated with Trustmark and two individuals, one of who was employed by TNB at all times relevant to the complaint and the other was employed either by TNB or one of the other defendant financial institutions, as defendants. The complaint seeks to recover from the defendants, for the benefit of the receivership estate and also for certain investors who were allegedly defrauded by Adams and Madison Timber, damages (including punitive damages) and related costs allegedly attributable to actions of the defendants that allegedly enabled illegal and fraudulent activities engaged in by Adams and Madison Timber. The Receiver did not quantify damages. Pursuant to a Case Management Order issued by the court on June 16, 2021, a trial date of October 17, 2022 was set for this action. By order issued by the court on September 30, 2021, the action to which TNB is a party was consolidated with three other pending cases for purposes of discovery, based upon a finding by the court that the actions involve overlapping questions of law and fact. At a subsequent hearing, the court stated that the October 17, 2022 trial date was no longer effective, and that each of the consolidated actions (including the action to which TNB is party) is stayed pending resolution of certain criminal matters in the Adams and Madison Timber investigation that are unrelated to and do not involve Trustmark or any of its employees.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic shares	62,522	63,423	63,041	63,531
Dilutive shares	208	159	179	134
Diluted shares	62,730	63,582	63,220	63,665

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average antidilutive stock awards	—	60	—	61

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2021	2020
Income taxes paid	$14,825	$36,211
Interest expense paid on deposits and borrowings	19,354	35,246
Noncash transfers from loans to other real estate	770	496
Finance right-of-use assets resulting from lease liabilities	92	—
Operating right-of-use assets resulting from lease liabilities	6,833	2,368
Transfer of long-term FHLB advances to short-term	—	651

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2020 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at September 30, 2021 and December 31, 2020. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of September 30, 2021, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2021. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2021 and December 31, 2020 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,439,365	11.68%	7.00%	n/a
Trustmark National Bank	1,505,242	12.22%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,499,365	12.17%	8.50%	n/a
Trustmark National Bank	1,505,242	12.22%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,726,040	14.01%	10.50%	n/a
Trustmark National Bank	1,608,930	13.06%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,499,365	8.92%	4.00%	n/a
Trustmark National Bank	1,505,242	8.98%	4.00%	5.00%

At December 31, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,395,844	11.62%	7.00%	n/a
Trustmark National Bank	1,412,015	11.75%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,455,844	12.11%	8.50%	n/a
Trustmark National Bank	1,412,015	11.75%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,696,794	14.12%	10.50%	n/a
Trustmark National Bank	1,530,044	12.73%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,455,844	9.33%	4.00%	n/a
Trustmark National Bank	1,412,015	9.07%	4.00%	5.00%

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021. On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic. Trustmark resumed the repurchase of its shares in January 2021. Under this authority, Trustmark repurchased approximately 319 thousand shares of its outstanding common stock valued at $9.7 million during three months ended September 30, 2021. During the first nine months of 2021, Trustmark repurchased $34.7 million, or approximately 1.1 million shares of its outstanding common stock. The shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending on market conditions. There is no guarantee as to the number of shares that will be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(12,543)	$3,136	$(9,407)	$(7,707)	$1,926	$(5,781)
Change in net unrealized holding loss on securities transferred to held to maturity	636	(159)	477	804	(201)	603
Total securities available for sale and transferred securities	(11,907)	2,977	(8,930)	(6,903)	1,725	(5,178)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	37	(9)	28
Recognized net loss due to lump sum settlements	183	(46)	137	40	(10)	30
Change in net actuarial loss	444	(111)	333	319	(80)	239
Total pension and other postretirement benefit plans	655	(164)	491	396	(99)	297
Total other comprehensive income (loss)	$(11,252)	$2,813	$(8,439)	$(6,507)	$1,626	$(4,881)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(27,731)	$6,933	$(20,798)	$35,448	$(8,863)	$26,585
Change in net unrealized holding loss on securities transferred to held to maturity	2,083	(521)	1,562	2,443	(611)	1,832
Total securities available for sale and transferred securities	(25,648)	6,412	(19,236)	37,891	(9,474)	28,417
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	84	(21)	63	112	(28)	84
Recognized net loss due to lump sum settlements	183	(46)	137	80	(20)	60
Change in net actuarial loss	1,342	(335)	1,007	964	(241)	723
Total pension and other postretirement benefit plans	1,609	(402)	1,207	1,156	(289)	867
Total other comprehensive income (loss)	$(24,039)	$6,010	$(18,029)	$39,047	$(9,763)	$29,284

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$17,331	$(18,382)	$(1,051)
Other comprehensive income (loss) before reclassification	(19,236)	—	(19,236)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,207	1,207
Net other comprehensive income (loss)	(19,236)	1,207	(18,029)
Balance at September 30, 2021	$(1,905)	$(17,175)	$(19,080)

Balance at January 1, 2020	$(8,017)	$(15,583)	$(23,600)
Other comprehensive income (loss) before reclassification	28,417	—	28,417
Amounts reclassified from accumulated other comprehensive income (loss)	—	867	867
Net other comprehensive income (loss)	28,417	867	29,284
Balance at September 30, 2020	$20,400	$(14,716)	$5,684

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the nine months ended September 30, 2021 and the year ended December 31, 2020.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$278,615	$278,615	$—	$—
U.S. Government agency obligations	14,979	—	14,979	—
Obligations of states and political subdivisions	5,734	—	5,734	—
Mortgage-backed securities	2,758,277	—	2,758,277	—
Securities available for sale	3,057,605	278,615	2,778,990	—
Loans held for sale	335,339	—	335,339	—
Mortgage servicing rights	84,101	—	—	84,101
Other assets - derivatives	26,341	25	23,807	2,509
Other liabilities - derivatives	7,443	4,768	2,675	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	5,835	—	5,835	—
Mortgage-backed securities	1,967,939	—	1,967,939	—
Securities available for sale	1,991,815	—	1,991,815	—
Loans held for sale	446,951	—	446,951	—
Mortgage servicing rights	66,464	—	—	66,464
Other assets - derivatives	47,768	145	38,063	9,560
Other liabilities - derivatives	5,324	666	4,658	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2021 and 2020 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	(4,378)	7,664
Additions	22,015	—
Sales	—	(14,715)
Balance, September 30, 2021	$84,101	$2,509

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2021	$11,037	$2,722

Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(38,509)	32,833
Additions	20,728	—
Sales	—	(22,059)
Balance, September 30, 2020	$61,613	$12,213

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2020	$(27,098)	$19,930

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at September 30, 2021, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At September 30, 2021, Trustmark had outstanding balances of $48.1 million with a related ACL of $9.3 million in collateral-dependent LHFI, compared to outstanding balances of $43.4 million with a related ACL of $4.4 million in collateral-dependent LHFI at December 31, 2020. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $5.4 million were remeasured during the first nine months of 2021, requiring write-downs of $328 thousand to reach their current fair values compared to $7.6 million of foreclosed assets that were remeasured during the first nine months of 2020, requiring write-downs of $1.6 million.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2021 and December 31, 2020, are as follows ($ in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$2,175,058	$2,175,058	$1,952,554	$1,952,554
Securities held to maturity	394,905	411,132	538,072	563,115
Level 3 Inputs:
Net LHFI and PPP loans	10,117,312	10,072,186	10,317,352	10,312,395

Financial Liabilities:
Level 2 Inputs:
Deposits	14,922,839	14,923,369	14,048,764	14,052,863
Federal funds purchased and securities sold under repurchase agreements	146,417	146,417	164,519	164,519
Other borrowings	94,889	94,888	168,252	168,252
Subordinated notes	122,987	129,375	122,921	127,500
Junior subordinated debt securities	61,856	48,866	61,856	46,083

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and nine months ended September 30, 2021, net losses of $593 thousand and $8.9 million, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to net gains of $4.1 million and $11.3 million for the three and nine months ended September 30, 2020, respectively. Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2021 included $1.7 million and $5.5 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $2.0 million and $4.8 million for the three and nine months ended September 30, 2020, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $88.0 million and $141.2 million at September 30, 2021 and December 31, 2020, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Fair value of LHFS	$247,377	$305,791
LHFS contractual principal outstanding	241,023	290,625
Fair value less unpaid principal	$6,354	$15,166

Note 17 – Derivative Financial Instruments

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $320.5 million at September 30, 2021 compared to $326.5 million at December 31, 2020. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net positive ineffectiveness of $144 thousand and $815 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the impact was a net positive ineffectiveness of $1.7 million and $8.7 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $298.0 million at September 30, 2021, with a positive valuation adjustment of $839 thousand, compared to $377.5 million, with a negative valuation adjustment of $3.1 million, at December 31, 2020.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $201.5 million at September 30, 2021, with a positive valuation adjustment of $2.5 million, compared to $329.3 million, with a positive valuation adjustment of $9.6 million, at December 31, 2020.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.216 billion related to this program, compared to $1.125 billion at December 31, 2020.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At September 30, 2021 and December 31, 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $846 thousand and $1.3 million, respectively. At September 30, 2021, Trustmark had posted collateral of $1.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2021, Trustmark had entered into six risk participation agreements as a beneficiary with an aggregate notional amount of $51.2 million compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020. At both September 30, 2021 and December 31, 2020, Trustmark had entered into twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.8 million and $172.0 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2021 and December 31, 2020.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at September 30, 2021 and December 31, 2020 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$25	$145
OTC written options (rate locks) included in other assets	2,509	9,560
Futures contracts included in other assets	—	—
Interest rate swaps included in other assets (1)	23,688	37,974
Credit risk participation agreements included in other assets	119	89
Futures contracts included in other liabilities	4,337	34
Forward contracts included in other liabilities	(839)	3,145
Exchange traded written options included in other liabilities	431	632
Interest rate swaps included in other liabilities (1)	3,396	1,313
Credit risk participation agreements included in other liabilities	118	200

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(1,612)	$74	$(12,424)	$45,955
Amount of gain (loss) recognized in bank card and other fees	217	234	1,152	(1,502)

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$23,688	$—	$23,688	$(10)	$—	$23,678

Offsetting of Derivative Liabilities
As of September 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$3,396	$—	$3,396	$(10)	$(1,100)	$2,286

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$37,974	$—	$37,974	$—	$—	$37,974

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,313	$—	$1,313	$—	$(1,313)	$—

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General Banking
Net interest income	$96,928	$104,738	$316,205	$310,517
Provision for credit losses (1)	(3,539)	969	(22,865)	50,556
Noninterest income	32,863	54,422	107,682	149,649
Noninterest expense (1)	112,996	101,388	319,159	298,168
Income before income taxes	20,334	56,803	127,593	111,442
Income taxes	3,693	7,971	18,953	14,155
General banking net income	$16,641	$48,832	$108,640	$97,287
Selected Financial Information
Total assets	$17,015,176	$15,255,359	$17,015,176	$15,255,359
Depreciation and amortization	$11,653	$10,081	$33,563	$29,297

Wealth Management
Net interest income	$1,341	$1,401	$3,828	$4,481
Provision for credit losses	(2)	(2,213)	(7)	(9)
Noninterest income	9,126	7,694	26,609	23,760
Noninterest expense	7,747	7,067	23,690	22,527
Income before income taxes	2,722	4,241	6,754	5,723
Income taxes	685	1,009	1,694	1,380
Wealth management net income	$2,037	$3,232	$5,060	$4,343
Selected Financial Information
Total assets	$265,672	$224,773	$265,672	$224,773
Depreciation and amortization	$65	$69	$199	$203

Insurance
Net interest income	$(3)	$68	$(8)	$161
Noninterest income	12,160	11,585	36,852	35,067
Noninterest expense	8,857	8,508	26,978	25,712
Income before income taxes	3,300	3,145	9,866	9,516
Income taxes	778	769	2,423	2,338
Insurance net income	$2,522	$2,376	$7,443	$7,178
Selected Financial Information
Total assets	$83,796	$78,030	$83,796	$78,030
Depreciation and amortization	$191	$194	$575	$500

Consolidated
Net interest income	$98,266	$106,207	$320,025	$315,159
Provision for credit losses (1)	(3,541)	(1,244)	(22,872)	50,547
Noninterest income	54,149	73,701	171,143	208,476
Noninterest expense (1)	129,600	116,963	369,827	346,407
Income before income taxes	26,356	64,189	144,213	126,681
Income taxes	5,156	9,749	23,070	17,873
Consolidated net income	$21,200	$54,440	$121,143	$108,808
Selected Financial Information
Total assets	$17,364,644	$15,558,162	$17,364,644	$15,558,162
Depreciation and amortization	$11,909	$10,344	$34,337	$30,000
(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At September 30, 2021, TNB had total assets of $17.363 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 180 offices and 2,680 full-time equivalent associates (measured at September 30, 2021) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020 (2020 Annual Report).

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years, and remains focused on providing support, advice and solutions to meet its customers’ unique needs. Trustmark’s financial performance during the nine months ended September 30, 2021 reflected continued balance sheet growth, with growth in loans held for investment (LHFI) of $350.4 million, or 3.6%, and deposits of $874.1 million, or 6.2%, as well as strong credit quality and disciplined expense management. Trustmark remains focused on expanding customer relationships, which was reflected in the solid performance of its banking, insurance and wealth management businesses. Mortgage banking revenue remained strong during the first nine months of 2021 following record setting levels in the prior year.

During the third quarter of 2021, Trustmark completed a voluntary early retirement program, resulting in non-routine expenses of $5.7 million (salaries and employee benefits expense of $5.6 million and other miscellaneous expense of $89 thousand). In addition, Trustmark’s third quarter results were impacted by its previously disclosed settlement with regulatory authorities to resolve fair lending allegations in the Memphis metropolitan statistical area (MSA). As previously disclosed, Trustmark incurred a one-time settlement expense of $5.0 million, and undertook other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis MSA.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable December 15, 2021, to shareholders of record on December 1, 2021.

Recent Economic and Industry Developments

The COVID-19 pandemic and actions taken to mitigate the spread of it have had and may continue to have an adverse impact on economic activity globally, nationally and locally, including the geographical area in which Trustmark operates and industries in which Trustmark regularly extends credit. For additional information regarding Trustmark’s exposure to industries impacted by the COVID-19 pandemic, please see the section captioned “Exposure to COVID-19 Stressed Industries.” Economic activity during the first nine months of 2021 increased as certain restrictions were lifted following increased COVID-19 vaccination rates; however, restrictions remain in place for many areas and the long-term effectiveness of the vaccine and the full impact of the COVID-19 pandemic on economies and financial markets remains unknown.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and resulted in a number of actions by the FRB during 2020 and continuing in 2021. Market interest rates declined to and remain at historical lows. During 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The FRB reduced the interest that it pays on excess reserves from 1.60% to 0.10% during the first quarter of 2020. These rates have continued into the third quarter of 2021. The prolonged reduction in interest rates has had and is expected to continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark.

In the October 2021 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from August 31, 2021 through October 8, 2021) strengthened further, displaying a modest to moderate rate of growth; however, several Districts noted that the pace of growth slowed, constrained by supply chain disruptions, labor shortages and uncertainty around the Delta variant of COVID-19. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•
Positive growth in consumer spending; however, auto sales were widely reported as declining due to low inventory levels and rising prices. Travel and tourism varied by District, with some seeing continued or strengthening leisure travel while other saw declines that coincided with rises in COVID-19 cases and the start of the school year. Manufacturing grew moderately to robustly, as did trucking and freight. Growth in nonmanufacturing activity ranged from slight to moderate for most Districts. Agriculture conditions were mixed and energy markets were little changed on balance.
•
Residential real estate activity was unchanged or slowed slightly, but the market remained healthy overall, while nonresidential real estate activity varied across Districts and market segments.
•
Prices were significantly elevated, fueled by rising demand for goods and raw materials. Input cost increases were widespread across industry sectors, driven by product scarcity resulting from supply chain bottlenecks. Price pressures also arose from increased transportation and labor constraints as well as commodity shortages. Prices of steel and electronic components as well as freight costs rose markedly during the reporting period. Many firms raised selling prices, indicating a greater ability to pass along cost increases to customers amid strong demand.
•
Employment increased at a modest to moderate rate as demand for workers was high, but labor growth was dampened by a low supply of workers. Transportation and technology firms saw particularly low labor supply, while many retail, hospitality and manufacturing firms cut hours or production because they did not have enough workers. Firms reported high turnover as workers left for other jobs or retired. Child-care issues and vaccine mandates were widely cited as contributing to the problem, along with COVID-19-related absences. Wage growth was robust. Firms reported increasing starting wages to attract talent and increasing wages for existing workers to retain them.
•
Banking contacts in most Districts reported that loan demand was flat to modest during the period.
•
Outlooks for near-term economic activity remain positive overall, but some Districts noted increased uncertainty and more cautious optimism than previous reports.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Eleventh District also reported that elevated growth continued and optimism improved in the oil and gas sector, spurred by higher oil and natural gas prices, and although supply-chain problems continue to worsen, contacts noted that current prices are conducive to increasing production and drilling and well completion activity rose steadily.

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

Exposure to COVID-19 Stressed Industries

The full impact of COVID-19 is unknown and continues to evolve rapidly. It has caused substantial disruption in international and domestic economies, markets and employment. The pandemic has had and may continue to have a significant adverse impact on certain industries Trustmark serves. The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the LHFI portfolio as of September 30, 2021:

•
Restaurants: Aggregate outstanding balance of $104.0 million, credit exposure of $121.0 million, 299 total loans, represents 1.0% of Trustmark’s outstanding LHFI portfolio, 88% of the loans are real estate secured, 38% are full-service restaurants, 59% are limited-service restaurants and 3% are other.
•
Hotels: Aggregate outstanding balance of $354.0 million, credit exposure of $373.0 million, 84 total loans, represents 3.5% of Trustmark’s outstanding LHFI portfolio, 99% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 95% operate under a major hotel chain.
•
Retail (Commercial Real Estate): Aggregate outstanding balance of $422.0 million, credit exposure of $494.0 million, 288 total loans, represents 4.2% of Trustmark’s outstanding LHFI portfolio, 22% are stand-alone buildings with strong essential services tenants, 2% are national grocery store-anchored, 19% are investment grade anchored centers, mall exposure in only one borrower with $5.0 million outstanding.

•
Energy: Aggregate outstanding balance of $101.2 million, credit exposure of $316.0 million, 111 total loans, represents 0.99% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.
•
Higher Risk Commercial and Industrial: Aggregate outstanding balance of $10.3 million, credit exposure of $13.6 million, one borrower.

During the third quarter of 2021, Trustmark conducted an analysis of borrowers with $1.0 million or more in outstanding balances in the COVID-19 impacted industries as well as borrowers in other selected categories, primarily nursing homes and senior living facilities, healthcare facilities and churches. Collectively, the review included borrowers with $1.700 billion in outstanding balances at September 30, 2021, including $705.0 million in outstanding balances of borrowers in COVID-19 impacted industries. As a result of this review, no credits were downgraded to a criticized category. A total of $20.0 million was removed from a criticized category, which included borrowers in COVID-19 impacted industries.

COVID-19 Related Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance went on to explain that, in consultation with the FASB staff, the federal banking agencies concluded that short-term modifications (i.e., six months) made on a good faith basis to borrowers that were current as of the implementation date of a relief program were not TDRs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 were not TDRs. On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, amended section 4013 of the CARES Act to provide an extension of the period in which TDR relief is available to financial institutions. At September 30, 2021, the balance of loans remaining under some type of COVID-19 related concession totaled $20.0 million compared to $34.2 million at December 31, 2020. Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days. Consumer concessions were 90-day full payment deferrals.

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

From April to August 2020, Trustmark originated PPP loans for qualified small businesses and other borrowers. Trustmark resumed submitting PPP applications to the SBA on behalf of qualified small businesses and other borrowers under the CARES Act, as amended by the Consolidated Appropriations Act, 2021, in January 2021. During the first nine months of 2021, Trustmark originated 5,727 PPP loans totaling $376.2 million ($354.5 million net of $21.7 million of deferred fees and costs).

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

At September 30, 2021, Trustmark had 197 PPP loans outstanding totaling $47.3 million ($46.5 million net of $798 thousand of deferred fees and costs), compared to 7,398 PPP loans outstanding totaling $623.0 million ($610.1 million net of $12.9 million of deferred fees and costs) at December 31, 2020. In addition to the loans sold, PPP loans totaling $597.9 million were forgiven by SBA during the first nine months of 2021, compared to PPP loans totaling $346.9 million forgiven by the SBA during the fourth quarter of 2020.

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

Financial Highlights

Trustmark reported net income of $21.2 million, or basic and diluted earnings per share (EPS) of $0.34, in the third quarter of 2021, compared to $54.4 million, or basic and diluted EPS of $0.86, in the third quarter of 2020. Trustmark’s reported performance during the quarter ended September 30, 2021 produced a return on average tangible equity of 6.16%, a return on average assets of 0.49%, an average equity to average assets ratio of 10.39% and a dividend payout ratio of 67.65%, compared to a return on average tangible equity of 16.82%, a return on average assets of 1.37%, an average equity to average assets ratio of 10.75% and a dividend payout ratio of 26.74% during the quarter ended September 30, 2020.

Trustmark reported net income of $121.1 million, or basic and diluted EPS of $1.92, for the nine months ended September 30, 2021, compared to $108.8 million, or basic and diluted EPS of $1.71, for the nine months ended September 30, 2020. Trustmark’s reported performance during the first nine months of 2021 produced a return on average tangible equity of 11.84%, a return on average assets of 0.96%, an average equity to average assets ratio of 10.47% and a dividend payout ratio of 35.94%, compared to a return on average tangible equity of 11.57%, a return on average assets of 0.97%, an average equity to average assets ratio of 11.13% and a dividend payout ratio of 40.35% for the first nine months of 2020.

Total revenue, which is defined as net interest income plus noninterest income, for the three and nine months ended September 30, 2021 was $152.4 million and $491.2 million, respectively, a decrease of $27.5 million, or 15.3%, and $32.5 million, or 6.2%, respectively, when compared to the same time periods in 2020. The decrease in total revenue for the third quarter of 2021 when compared to the same time period in 2020, resulted from a decline in noninterest income, primarily due to a decline in mortgage banking, net, as well as a decline in net interest income, primarily due to decreases in interest and fees on PPP loans, interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in interest on deposits. The decrease in total revenue for the nine months ended September 30, 2021 when compared to the same time period in 2020, resulted from a decline in noninterest income, primarily due to a decrease in mortgage banking, net, partially offset by an increase in net interest income, primarily due to an increase in interest and fees on PPP loans, primarily due to the accelerated recognition of the unamortized loan fees on the PPP loans sold during the quarter ended June 30, 2021, and a decline in interest on deposits, partially offset by declines in interest and fees on LHFS and LHFI and interest on securities. These factors are discussed in further detail below.

Net interest income for the three and nine months ended September 30, 2021 totaled $98.3 million and $320.0 million, respectively, a decrease of $7.9 million, or 7.5%, and an increase of $4.9 million, or 1.5%, respectively, when compared to the same time periods in 2020. Interest income totaled $103.7 million and $339.1 million for the three and nine months ended September 30, 2021, respectively, a decrease of $10.6 million, or 9.3%, and $10.3 million, or 2.9%, respectively, when compared to the same time periods in 2020. The decrease in interest income for the three months ended September 30, 2021 when compared to the same time period in 2020 was principally due to a decline in interest and fees on PPP loans, primarily due to PPP loans forgiven by the SBA, as well as declines in interest and fees on LHFS and LHFI and interest on securities primarily due to lower interest rates. The decrease in interest income when the first nine months of 2021 is compared to the same time period in 2020 was principally due to declines in interest and fees from LHFS and LHFI and interest on securities as a result of lower interest rates, partially offset by the increase in interest and fees from PPP loans. Interest expense totaled $5.5 million and $19.1 million for the three and nine months ended September 30, 2021, respectively, a decrease of $2.7 million, or 32.9%, and $15.1 million, or 44.2%, respectively, when compared to the same time periods in 2020, principally due to the decline in interest on deposits as a result of lower interest rates.

Noninterest income for the three months ended September 30, 2021 totaled $54.1 million, a decrease of $19.6 million, or 26.5%, when compared to the same time period in 2020, primarily due to a decline in mortgage banking, net, partially offset by increases in wealth management and service charges on deposit accounts. Mortgage banking, net totaled $14.0 million for the three months ended September 30, 2021, a decrease of $22.4 million, or 61.6%, when compared to the same time period in 2020, principally due to a decline in the gain on sales of loans, net. Wealth management income totaled $9.1 million for the third quarter of 2021, an increase of $1.4 million, or 18.1%, when compared to the third quarter of 2020, primarily due to increases in income from both investment services and trust management services. Service charges on deposit accounts totaled $8.9 million for the three months ended September 30, 2021, an increase of $1.3 million, or 17.6%, when compared to the same time period in 2020 principally due to an increase in the amount of non-sufficient funds (NSF) and overdraft occurrences on consumer demand deposit accounts (DDAs) and interest checking accounts and commercial DDAs, primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns.

Noninterest income for the first nine months of 2021 totaled $171.1 million, a decrease of $37.3 million, or 17.9%, when compared to the same time period in 2020. The decrease in noninterest income when the first nine months of 2021 is compared to the same time period in 2020 was principally due to a decline in mortgage banking, net, partially offset by increases in bank card and other fees and wealth management. Mortgage banking, net totaled $52.1 million for the nine months ended September 30, 2021, a decrease of $45.5 million, or 46.6%, when compared to the same time period in 2020, principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness and an increase in the run-off of the MSR. Bank card and other fees totaled $26.3 million for the first nine months of 2021, an increase of $4.4 million, or 20.1%, when compared to the same time period in 2020, principally due to increases in interchange income from point-of-sale transactions and the credit valuation adjustment on customer derivatives partially offset by declines in interchange income from signature transactions and income from customer derivatives. Wealth management income totaled $26.4 million for the first nine months of 2021, an increase of $2.6 million, or 11.1%, when compared to the same time period in 2020, primarily due to increases in income from both investment services and trust management services.

Noninterest expense for the three months ended September 30, 2021 totaled $129.6 million, an increase of $12.6 million, or 10.8%, when compared to the same time period in 2020, principally due to increases in salaries and employee benefits, other expense and services and fees. Salaries and employee benefits totaled $74.6 million for the three months ended September 30, 2021, an increase of $7.3 million, or 10.8%, when compared to the same time period in 2020. The increase in salaries and employee benefits when the third quarter of 2021 is compared to the same time period in 2020 was principally due to the $5.6 million of non-routine expenses related to the voluntary early retirement program completed during the third quarter of 2021. Excluding these non-routine expenses, salaries and employee benefits increased $1.7 million, or 2.5%, when the third quarter of 2021 is compared to the third quarter of 2020, principally due to increases in salary expense, primarily resulting from general merit increases, and accruals for annual performance incentives. Other expense totaled $18.5 million for the three months ended September 30, 2021, an increase of $3.9 million, or 26.9%, when compared to the same time period in 2020, principally due to the previously disclosed one-time settlement expense of $5.0 million and other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis MSA. Services and fees totaled $22.3 million for the three months ended September 30, 2021, an increase of $1.3 million, or 6.3%, when compared to the same time period in 2020, primarily due to increases in data processing charges related to software.

Noninterest expense for the nine months ended September 30, 2021 totaled $369.8 million, an increase of $23.4 million, or 6.8%, when compared to the same time period in 2020, principally due to increases in salaries and employee benefits, services and fees and other expense. Salaries and employee benefits totaled $215.9 million for the nine months ended September 30, 2021, an increase of $13.3 million, or 6.6%, when compared to the same time period in 2020. The increase in salaries and employee benefits when the first nine months of 2021 is compared to the same time period in 2020 was principally due to the non-routine expense related to the voluntary early retirement program completed in the third quarter of 2021 as well as increases in salary expense as a result of general merit increases, commissions expense resulting primarily from improvements in mortgage originations and production and accruals for annual incentive compensation, partially offset by non-routine expenses related to the voluntary early retirement program completed by Trustmark during the first quarter of 2020. Trustmark incurred $5.6 million of non-routine salaries and employee benefits expense during the third quarter of 2021 compared to $4.3 million during the first quarter of 2020 related to these programs. Excluding these non-routine expenses, salaries and employee benefits increased $12.0 million, or 6.0%, when the first nine months of 2021 is compared to the same time period in 2020. Services and fees totaled $66.6 million for the nine months ended September 30, 2021, an increase of $5.1 million, or 8.2%, when compared to the same time period in 2020, primarily due to increases in data processing charges related to software and outside services and fees related to independent contractors expenses. Other expense totaled $46.2 million for the first nine months of 2021, an increase of $3.6 million, or 8.4%, when compared to the same time period in 2020, principally due to the previously disclosed one-time settlement expense of $5.0 million and other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis MSA.

Trustmark’s provision for credit losses (PCL) on LHFI for the three and nine months ended September 30, 2021 totaled a negative $2.5 million and a negative $17.0 million, respectively, a decrease of $4.3 million and $57.5 million, respectively, when compared to the same time periods in 2020. The PCL on off-balance sheet credit exposures totaled a negative $1.0 million and a negative $5.9 million for the three and nine months ended September 30, 2021, respectively, an increase of $2.0 million and a decrease of $15.9 million, respectively, when compared to the same time periods in 2020. The negative PCL on LHFI for the third quarter of 2021 primarily reflected a decline in required reserves as a result of risk rate upgrades resulting from improved credit quality and improvements in the overall economy and macroeconomic forecasting variables used in the allowance for credit losses (ACL) modeling, partially offset by an increase in specific reserves for individually analyzed credits. The negative PCL on off-balance sheet credit exposures for the third quarter of 2021 primarily reflected a decline in required reserves as a result of decreases in the total reserve rate used in the calculation of the ACL. The negative PCL on both LHFI and off-balance sheet credit exposures for the first nine months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the ACL. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At September 30, 2021, nonperforming assets totaled $72.5 million, a decrease of $2.3 million, or 3.1%, compared to December 31, 2020, due to a decline in other real estate partially offset by an increase in nonaccrual LHFI. Nonaccrual LHFI totaled $66.2 million at September 30, 2021, an increase of $3.1 million, or 4.9%, relative to December 31, 2020, primarily due to one large commercial credit in the Texas market region totaling $16.7 million that was placed on nonaccrual status during the third quarter of 2021, partially offset by the pay down and charge off of one large energy-related commercial credit of $8.5 million as well as a $2.8 million commercial credit which was returned to accrual status in Trustmark’s Mississippi market region. Other real estate totaled $6.2 million at September 30, 2021, a decline of $5.4 million, or 46.7%, compared to December 31, 2020, principally due to properties sold in the Alabama and Mississippi market regions as well as an increase in reserves for other real estate write-downs in Trustmark’s Mississippi market region.

LHFI totaled $10.175 billion at September 30, 2021, an increase of $350.4 million, or 3.6%, compared to December 31, 2020. The increase in LHFI during the first nine months of 2021 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Mississippi and Alabama market regions and state and other political subdivision loans in the Mississippi, Texas, Florida and Alabama market regions, partially offset by net declines in LHFI secured by real estate in the Texas and Florida market regions and other commercial LHFI in the Mississippi market region. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.923 billion at September 30, 2021, an increase of $874.1 million, or 6.2%, compared to December 31, 2020, primarily reflecting deposits of proceeds from line draws, PPP loans and other COVID-19 related stimulus programs. During the first nine months of 2021, noninterest-bearing deposits increased $638.9 million, or 14.7%, reflecting growth in all categories of noninterest-bearing DDAs. Interest-bearing deposits increased $235.2 million, or 2.4%, during the first nine months of 2021, primarily due to growth in consumer and commercial interest checking and Money Market Deposit Accounts (MMDA) as well as consumer savings accounts, partially offset by declines in all categories of certificates of deposits and public interest checking accounts.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statements of Income
Total interest income	$103,741	$114,364	$339,138	$349,411
Total interest expense	5,475	8,157	19,113	34,252
Net interest income	98,266	106,207	320,025	315,159
Provision for credit losses (PCL), LHFI	(2,492)	1,760	(16,984)	40,526
PCL, off-balance sheet credit exposures (1)	(1,049)	(3,004)	(5,888)	10,021
Noninterest income	54,149	73,701	171,143	208,476
Noninterest expense (1)	129,600	116,963	369,827	346,407
Income before income taxes	26,356	64,189	144,213	126,681
Income taxes	5,156	9,749	23,070	17,873
Net Income	$21,200	$54,440	$121,143	$108,808

Total Revenue (2)	$152,415	$179,908	$491,168	$523,635

Per Share Data
Basic EPS	$0.34	$0.86	$1.92	$1.71
Diluted EPS	0.34	0.86	1.92	1.71
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	4.72%	12.78%	9.13%	8.72%
Return on average tangible equity	6.16%	16.82%	11.84%	11.57%
Return on average assets	0.49%	1.37%	0.96%	0.97%
Average equity / average assets	10.39%	10.75%	10.47%	11.13%
Net interest margin (fully taxable equivalent)	2.57%	3.03%	2.84%	3.21%
Dividend payout ratio	67.65%	26.74%	35.94%	40.35%

Credit Quality Ratios (3)
Net charge-offs (recoveries) / average loans	-0.10%	-0.04%	-0.05%	0.02%
PCL, LHFI / average loans	-0.10%	0.07%	-0.22%	0.55%
Nonaccrual LHFI / (LHFI + LHFS)	0.63%	0.52%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.69%	0.68%
ACL LHFI / LHFI	1.02%	1.24%
(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.
(2)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(3)
Excludes PPP loans.

	September 30,
	2021	2020
Consolidated Balance Sheets
Total assets	$17,364,644	$15,558,162
Securities	3,452,510	2,534,008
Total loans (LHFI + LHFS)	10,510,238	10,332,831
Deposits	14,922,839	13,222,413
Total shareholders' equity	1,768,947	1,710,041

Stock Performance
Market value - close	$32.22	$21.41
Book value	28.32	26.96
Tangible book value	22.08	20.76

Capital Ratios
Total equity / total assets	10.19%	10.99%
Tangible equity / tangible assets	8.12%	8.68%
Tangible equity / risk-weighted assets	11.19%	11.01%
Tier 1 leverage ratio (1)	8.92%	9.20%
Common equity Tier 1 risk-based capital ratio (1)	11.68%	11.36%
Tier 1 risk-based capital ratio (1)	12.17%	11.86%
Total risk-based capital ratio (1)	14.01%	12.88%
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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,782,304	$1,694,903	$1,774,204	$1,666,999
Less: Goodwill		(384,237)	(385,270)	(384,540)	(383,016)
Identifiable intangible assets		(5,899)	(8,550)	(6,482)	(8,146)
Total average tangible equity		$1,392,168	$1,301,083	$1,383,182	$1,275,837

PERIOD END BALANCES
Total shareholders' equity		$1,768,947	$1,710,041
Less: Goodwill		(384,237)	(385,270)
Identifiable intangible assets		(5,621)	(8,142)
Total tangible equity	(a)	$1,379,089	$1,316,629

TANGIBLE ASSETS
Total assets		$17,364,644	$15,558,162
Less: Goodwill		(384,237)	(385,270)
Identifiable intangible assets		(5,621)	(8,142)
Total tangible assets	(b)	$16,974,786	$15,164,750
Risk-weighted assets	(c)	$12,324,254	$11,963,269

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$21,200	$54,440	$121,143	$108,808
Plus: Intangible amortization net of tax		412	564	1,327	1,725
Net income adjusted for intangible amortization		$21,612	$55,004	$122,470	$110,533
Period end shares outstanding	(d)	62,461,832	63,423,820

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		6.16%	16.82%	11.84%	11.57%
Tangible equity/tangible assets	(a)/(b)	8.12%	8.68%
Tangible equity/risk-weighted assets	(a)/(c)	11.19%	11.01%
Tangible book value	(a)/(d)*1,000	$22.08	$20.76

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,768,947	$1,710,041
CECL transitional adjustment (2)		26,419	32,647
AOCI-related adjustments		19,080	(5,684)
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,264)	(371,345)
Other adjustments and deductions for CET1 (3)		(4,817)	(6,770)
CET1 capital	(e)	1,439,365	1,358,889
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,499,365	$1,418,889

Common equity Tier 1 risk-based capital ratio	(e)/(c)	11.68%	11.36%
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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$21,200	$0.34	$54,440	$0.86	$121,143	$1.92	$108,808	$1.71

Significant non-routine transactions (net of taxes):
Voluntary early retirement program	4,275	0.07	—	—	4,275	0.07	3,281	0.05
Regulatory settlement charge (not tax deductible)	5,000	0.08	—	—	5,000	0.08	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$30,475	$0.49	$54,440	$0.86	$130,418	$2.07	$112,089	$1.76

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	4.72%	6.77%	12.78%	n/a	9.13%	9.82%	8.72%	8.97%
Return on average tangible equity	6.16%	8.77%	16.82%	n/a	11.84%	12.72%	11.57%	11.89%
Return on average assets	0.49%	0.71%	1.37%	n/a	0.96%	1.03%	0.97%	1.00%

n/a – not applicable

Results of Operations

Net Interest Income

Net interest income is the principal component of Trustmark’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The net interest margin is computed by dividing fully taxable equivalent (FTE) net interest income by average interest-earning assets and measures how effectively Trustmark utilizes its interest-earning assets in relationship to the interest cost of funding them. The accompanying yield/rate analysis table shows the average balances for all assets and liabilities of Trustmark and the interest income or expense associated with earning assets and interest-bearing liabilities. The yields and rates have been computed based upon interest income and expense adjusted to a FTE basis using the federal statutory corporate tax rate in effect for each of the periods shown. Loans on nonaccrual have been included in the average loan balances, and interest collected prior to these loans having been placed on nonaccrual has been included in interest income. Loan fees included in interest associated with the average LHFS and LHFI balances were immaterial.

Net interest income-FTE for the three and nine months ended September 30, 2021 decreased $8.0 million, or 7.3%, and increased $4.6 million, or 1.4%, respectively, when compared with the same time periods in 2020. The decrease in net interest income-FTE for the third quarter of 2021 compared to the third quarter of 2020 was principally due declines in interest and fees on PPP loans, interest and fees on LHFS and LHFI and taxable interest on securities, partially offset by a decline in interest on deposits. The increase in net interest income-FTE for the first nine months of 2021 compared to the same time period in 2020 was principally due to the increase in interest and fees on PPP loans and the decline in interest on deposits, partially offset by declines in interest and fees on LHFS and LHFI and taxable interest on securities. The net interest margin for the three and nine months ended September 30, 2021 decreased 46 basis points and 37 basis points to 2.57% and 2.84%, respectively, when compared to the same time periods in 2020. The net interest margin excluding PPP loans and the balance held at the Federal Reserve Bank of Atlanta (FRBA), which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the FRBA balance, was 2.90% and 2.94% for the three and nine months ended September 30, 2021, respectively, a decrease of 30 basis points and 42 basis points, respectively, when compared to 3.20% and 3.36% for the same time periods in 2020, respectively. The decreases in the net interest margin excluding PPP loans and the balance held at the FRBA for the three and nine months ended September 30, 2021 compared to the same time periods in 2020, were principally due to declines in the yield on the LHFS and LHFI and securities portfolios, partially offset by lower costs of interest-bearing deposits.

At September 30, 2021, Trustmark had PPP loans outstanding totaling $46.5 million, net of deferred fees and costs of $798 thousand, compared to $944.3 million, net of $25.7 million of deferred fees and costs, at September 30, 2020. Processing fees earned by TNB as the originating lender are being amortized over the life of the loans. Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding PPP loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which was included in net interest income for the quarter ended June 30, 2021. In addition, PPP loans totaling $597.9 million were forgiven by SBA during the first nine months of 2021. Average PPP loans for the three and nine months ended September 30, 2021 totaled $122.2 million and $454.4 million, respectively, a decrease of $819.3 million, or 87.0%, and $115.5 million, or 20.3%, respectively, when compared to the same time periods in 2020. Interest and fees on PPP loans for the three and nine months ended September 30, 2021 decreased $5.2 million and increased $24.6 million, respectively, when compared to the same time periods in 2020. The yield on PPP loans for the three and nine months ended September 30, 2021 increased to 4.98% and 10.69%, respectively, when compared 2.84% and 2.76% for both the three and nine months ended September 30, 2020, respectively. Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.

The average FRBA balance, included in other earning assets, for the three and nine months ended September 30, 2021 totaled $1.996 billion and $1.773 billion, respectively, an increase of $1.320 billion and $1.224 billion, respectively, when compared to the same time periods in 2020. Interest earned on FRBA balances increased $631 thousand and $666 thousand, respectively, when the three and nine months ended September 30, 2021 are compared to the same time periods in 2020. The yield on the FRBA balance was 0.16% and 0.11% for the three months ended September 30, 2021 and 2020, respectively, an increase of 5 basis points as a result of the FRBA's increase in the interest rate that it pays on excess reserves during the third quarter of 2021. The yield on the FRBA balance was 0.12% for the nine months ended September 30, 2021, a decline of 10 basis points when compared to 0.22% for the nine months ended September 30, 2020, reflecting the FRBA’s reduction of the interest rate that it pays on excess reserves during the first quarter of 2020.

Average interest-earning assets for the three months ended September 30, 2021 were $15.653 billion compared to $14.324 billion for the same time period in 2020, an increase of $1.329 billion, or 9.3%, principally due to increases in average other earning assets of $1.316 billion, average securities of $605.1 million, or 24.2%, and average loans (LHFS and LHFI) of $227.4 million, or 2.2%, partially offset by a decline in average PPP loans of $819.3 million, or 87.0%. Average interest-earning assets for the first nine months of 2021 were $15.456 billion compared to $13.501 billion for the same time period in 2020, an increase of $1.955 billion, or 14.5%. The increase in average earning assets during the first nine months of 2021 was primarily due to increases in average other earning assets of $1.232 billion, average loans (LHFS and LHFI) of $423.8 million, or 4.3%, and average securities of $415.4 million, or 17.1%, partially offset by a decrease in average PPP loans of $115.5 million, or 20.3%. The increase in average other earning assets when the first nine months of 2021 is compared to the same time period in 2020, was primarily due to an increase in excess reserves held at the FRBA as a result of the increase in customer deposit account balances. The increase in average loans (LHFS and LHFI) was primarily attributable to the $327.2 million, or 3.3%, increase in the LHFI portfolio when balances at September 30, 2021 are compared to balances at September 30, 2020. This increase was principally due to net growth in loans secured by real estate and state and other political subdivision loans, partially offset by net declines in other commercial loans and commercial and industrial loans. The increase in average securities when the first nine months of 2021 is compared to the same time period in 2020 was primarily due to purchases of securities available for sale, partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities and a decline in the fair market value of the securities available for sale.

Interest income-FTE for the three months ended September 30, 2021 totaled $106.7 million, a decrease of $10.6 million, or 9.1%, while the yield on total earning assets declined 56 basis points to 2.70% when compared to the same time period in 2020. The decrease in interest income-FTE for the third quarter of 2021 was primarily due to decreases in interest and fees on PPP loans, interest and fees on LHFS and LHFI-FTE and interest on securities-taxable. During the first nine months of 2021, interest income-FTE totaled $347.9 million, a decrease of $10.6 million, or 2.9%, while the yield on total earning assets declined 54 basis points to 3.01% when compared to the first nine months of 2020. The decrease in interest income-FTE for the first nine months of 2021 was primarily due to declines in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable, partially offset by the increase in interest and fees on PPP loans. During the three and nine months ended September 30, 2021, interest and fees on LHFS and LHFI-FTE declined $3.3 million, or 3.4%, and $24.9 million, or 8.1%, respectively, when compared to the same time periods in 2020, while the yield on loans (LHFS and LHFI) decreased 22 basis points to 3.59% and 48 basis points to 3.64%, respectively, as a result of lower interest rates. During the three and nine months ended September 30, 2021, interest on securities-taxable decreased $2.6 million, or 20.5%, and $10.4 million, or 27.1%, respectively, while the yield on securities-taxable declined 74 basis points to 1.28% and 82 basis points to 1.32%, respectively, when compared to the same time periods in 2020, primarily due to the run off of maturing investment securities and lower interest rates on securities available for sale purchased.

Average interest-bearing liabilities for the three months ended September 30, 2021 totaled $10.543 billion compared to $9.906 billion for the same time period in 2020, an increase of $637.6 million, or 6.4%. Average interest-bearing liabilities for the first nine months of 2021 totaled $10.439 billion compared to $9.540 billion for the same time period in 2020, an increase of $899.1 million, or 9.4%. The increase in average interest-bearing liabilities when the three and nine months ended September 30, 2021 are compared to the same time periods in 2020 was primarily the result of the increase in average interest-bearing deposits and the addition of the subordinated debt during the fourth quarter of 2020. Average interest-bearing deposits for the three and nine months ended September 30, 2021 increased $508.6 million, or 5.3%, and $742.8 million, or 8.1%, respectively, when compared to the same time periods in 2020, primarily due to growth in average savings deposits and interest-bearing demand deposits as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs.

Interest expense for the three and nine months ended September 30, 2021 totaled $5.5 million and $19.1 million, respectively, a decrease of $2.7 million, or 32.9%, and $15.1 million, or 44.2%, respectively, when compared with the same time periods in 2020, while the rate on total interest-bearing liabilities decreased 12 basis points to 0.21% and 24 basis points to 0.24%, respectively, primarily due to a decline in interest on deposits. Interest on deposits decreased $3.7 million, or 50.4%, and $17.6 million, or 56.5%, respectively, while the rate on interest-bearing deposits decreased 17 basis points to 0.14% and 27 basis points to 0.18%, respectively, when the three and nine months ended September 30, 2021 are compared to the same time periods in 2020, primarily due to lower interest rates.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2021			2020

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$69	$—	—	$301	$1	1.32%
Securities - taxable	3,088,450	9,973	1.28%	2,465,635	12,542	2.02%
Securities - nontaxable	13,800	132	3.79%	31,481	301	3.80%
PPP Loans	122,176	1,533	4.98%	941,456	6,729	2.84%
Loans (LHFS and LHFI)	10,389,826	94,101	3.59%	10,162,379	97,429	3.81%
Other earning assets	2,038,515	949	0.18%	722,917	331	0.18%
Total interest-earning assets	15,652,836	106,688	2.70%	14,324,169	117,333	3.26%
Other assets	1,602,611			1,564,825
Allowance for credit losses, LHFI	(104,857)			(121,842)
Total Assets	$17,150,590			$15,767,152

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,101,229	3,691	0.14%	$9,592,643	7,437	0.31%
Federal funds purchased and securities sold under repurchase agreements	147,635	51	0.14%	84,077	32	0.15%
Other borrowings	294,542	1,733	2.33%	229,118	688	1.19%
Total interest-bearing liabilities	10,543,406	5,475	0.21%	9,905,838	8,157	0.33%
Noninterest-bearing demand deposits	4,566,924			3,921,867
Other liabilities	257,956			244,544
Shareholders' equity	1,782,304			1,694,903
Total Liabilities and Shareholders' Equity	$17,150,590			$15,767,152

Net Interest Margin		101,213	2.57%		109,176	3.03%

Less tax equivalent adjustment		2,947			2,969
Net Interest Margin per Consolidated Statements of Income		$98,266			$106,207

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$86	$—	—	$193	$1	0.69%
Securities - taxable	2,820,885	27,902	1.32%	2,387,022	38,252	2.14%
Securities - nontaxable	19,674	571	3.88%	38,167	1,073	3.76%
PPP Loans	454,436	36,329	10.69%	569,985	11,773	2.76%
Loans (LHFS and LHFI)	10,340,960	281,193	3.64%	9,917,127	306,086	4.12%
Other earning assets	1,820,293	1,941	0.14%	588,787	1,310	0.30%
Total interest-earning assets	15,456,334	347,936	3.01%	13,501,281	358,495	3.55%
Other assets	1,608,754			1,582,888
Allowance for credit losses, LHFI	(112,199)			(103,355)
Total Assets	$16,952,889			$14,980,814

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$9,955,108	13,544	0.18%	$9,212,283	31,124	0.45%
Federal funds purchased and securities sold under repurchase agreements	162,984	166	0.14%	145,537	699	0.64%
Other borrowings	320,841	5,403	2.25%	182,053	2,429	1.78%
Total interest-bearing liabilities	10,438,933	19,113	0.24%	9,539,873	34,252	0.48%
Noninterest-bearing demand deposits	4,481,662			3,494,425
Other liabilities	258,090			279,517
Shareholders' equity	1,774,204			1,666,999
Total Liabilities and Shareholders' Equity	$16,952,889			$14,980,814

Net Interest Margin		328,823	2.84%		324,243	3.21%

Less tax equivalent adjustment		8,798			9,084
Net Interest Margin per Consolidated Statements of Income		$320,025			$315,159

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled a negative $2.5 million and a negative $17.0 million for the three and nine months ended September 30, 2021, respectively, compared to a PCL, LHFI of $1.8 million and $40.5 million, respectively, for the same time periods in 2020. The negative PCL on LHFI for the third quarter of 2021 primarily reflected a decline in required reserves as a result of risk rate upgrades resulting from improved credit quality and improvements in the overall economy and macroeconomic forecasting variables used in the ACL modeling, partially offset by an increase in specific reserves for individually analyzed credits. The negative PCL on LHFI for the first nine months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the ACL. See the section captioned “Allowance for Credit Losses, LHFI” for information regarding Trustmark’s ACL methodology as well as further analysis of the provision for credit losses.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $1.0 million and a negative $5.9 million for the three and nine months ended September 30, 2021, respectively, compared to a negative $3.0 million and $10.0 million for the same time periods in 2020, respectively. The negative PCL on off-balance sheet credit exposures for the third quarter of 2021 primarily reflected a decline in required reserves as a result of decreases in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures. The negative PCL on off-balance sheet credit exposures for the first nine months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the ACL on off-balance sheet credit exposures.

Noninterest Income

Noninterest income represented 35.5% and 34.8% of total revenue for the three and nine months ended September 30, 2021, compared to 41.0% and 39.8% for the three and nine months ended September 30, 2020. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Service charges on deposit accounts	$8,911	$7,577	$1,334	17.6%	$23,880	$24,006	$(126)	-0.5%
Bank card and other fees	8,549	8,843	(294)	-3.3%	26,322	21,915	4,407	20.1%
Mortgage banking, net	14,004	36,439	(22,435)	-61.6%	52,141	97,667	(45,526)	-46.6%
Insurance commissions	12,133	11,562	571	4.9%	36,795	34,980	1,815	5.2%
Wealth management	9,071	7,679	1,392	18.1%	26,433	23,787	2,646	11.1%
Other, net	1,481	1,601	(120)	-7.5%	5,572	6,121	(549)	-9.0%
Total noninterest income	$54,149	$73,701	$(19,552)	-26.5%	$171,143	$208,476	$(37,333)	-17.9%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts for the three months ended September 30, 2021 compared to the same time period in 2020 was principally due to an increase in the amount of NSF and overdraft occurrences on consumer DDAs and interest checking accounts and commercial DDAs, primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns.

Bank Card and Other Fees

The increase in bank card and other fees for the nine months ended September 30, 2021 compared to the same time period in 2020 was principally due to increases in credit valuation adjustment on customer derivatives and interchange income from point-of-sale transactions partially offset by declines in income from customer derivatives and interchange income from signature transactions.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Mortgage servicing income, net	$6,406	$5,742	$664	11.6%	$18,905	$17,454	$1,451	8.3%
Change in fair value-MSR from runoff	(5,283)	(4,590)	(693)	-15.1%	(15,415)	(11,411)	(4,004)	-35.1%
Gain on sales of loans, net	12,737	34,472	(21,735)	-63.1%	46,971	82,889	(35,918)	-43.3%
Mortgage banking income before net hedge ineffectiveness	13,860	35,624	(21,764)	-61.1%	50,461	88,932	(38,471)	-43.3%
Change in fair value-MSR from market changes	1,806	60	1,746	n/m	11,037	(27,098)	38,135	n/m
Change in fair value of derivatives	(1,662)	755	(2,417)	n/m	(9,357)	35,833	(45,190)	n/m
Net hedge ineffectiveness	144	815	(671)	-82.3%	1,680	8,735	(7,055)	-80.8%
Mortgage banking, net	$14,004	$36,439	$(22,435)	-61.6%	$52,141	$97,667	$(45,526)	-46.6%
n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended September 30, 2021 when compared to the same time period in 2020 was principally due to a decline in the gain on sales of loans, net. The decrease in mortgage banking, net for the first nine months of 2021 when compared to the same time period in 2020 was principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness and an increase in the run-off of the MSR. The decline in the positive hedge ineffectiveness for the nine months ended September 30, 2021 compared to the same time period in 2020 was primarily due to reduced spreads between mortgage and ten-year Treasury rates. Mortgage loan production for the three and nine months ended September 30, 2021 was $708.8 million and $2.212 billion, respectively, a decrease of $177.0 million, or 20.0%, and an increase of $16.0 million, or 0.7%, respectively, when compared to the same time periods in 2020. Loans serviced for others totaled $7.877 billion at September 30, 2021, compared with $7.501 billion at September 30, 2020, an increase of $375.1 million, or 5.0%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three months ended September 30, 2021 is compared to the same time period in 2020, was primarily the result of a decline in the volume of loans sold and lower profit margins in secondary marketing activities. The decrease in the gain on sales of loans, net when the first nine months of 2021 is compared to the same time period in 2020, was principally due to a decline in the mortgage valuation adjustment. Loan sales totaled $506.4 million and $1.796 billion for the three and nine months ended September 30, 2021, respectively, a decrease of $198.4 million, or 28.1%, and $12.1 million, or 0.7%, respectively, when compared with the same time periods in 2020.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Partnership amortization for tax credit purposes	$(2,045)	$(1,457)	$(588)	-40.4%	$(5,556)	$(3,823)	$(1,733)	-45.3%
Increase in life insurance cash surrender value	1,663	1,755	(92)	-5.2%	4,955	5,173	(218)	-4.2%
Other miscellaneous income	1,863	1,303	560	43.0%	6,173	4,771	1,402	29.4%
Total other, net	$1,481	$1,601	$(120)	-7.5%	$5,572	$6,121	$(549)	-9.0%

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits	$74,623	$67,342	$7,281	10.8%	$215,900	$202,597	$13,303	6.6%
Services and fees	22,306	20,992	1,314	6.3%	66,559	61,489	5,070	8.2%
Net occupancy-premises	6,854	7,000	(146)	-2.1%	20,227	19,873	354	1.8%
Equipment expense	5,941	5,828	113	1.9%	17,752	17,064	688	4.0%
Other real estate expense:
Write-downs	437	829	(392)	-47.3%	1,882	1,673	209	12.5%
Net (gain) loss on sale	734	133	601	n/m	716	388	328	84.5%
Carrying costs	186	241	(55)	-22.8%	594	707	(113)	-16.0%
Total other real estate expense, net	1,357	1,203	154	12.8%	3,192	2,768	424	15.3%
Other expense	18,519	14,598	3,921	26.9%	46,197	42,616	3,581	8.4%
Total noninterest expense (1)	$129,600	$116,963	$12,637	10.8%	$369,827	$346,407	$23,420	6.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

During the third quarter of 2021, Trustmark completed a voluntary early retirement program and incurred $5.6 million of non-routine salaries and employee benefits expense related to this program. During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred $4.3 million of non-routine salaries and employee benefits expense related to this program. Excluding these non-routine expenses, salaries and employee benefits increased $1.7 million, or 2.5%, and $12.0 million, or 6.0%, respectively, when the three and nine months ended September 30, 2021 are compared to the same time periods in 2020.

The increase in salaries and employee benefits, excluding the non-routine expenses, when the third quarter of 2021 is compared to the same time period in 2020 was principally due to increases in salary expense, primarily resulting from general merit increases, and accruals for annual performance incentives. The increase in salaries and employee benefits, excluding non-routine expenses, when the first nine months of 2021 is compared to the same time period in 2020 was principally due to increases in salary expense as a result of general merit increases, commissions expense resulting primarily from improvements in mortgage originations and production and accruals for annual incentive compensation.

Services and Fees

The increase in services and fees when the three months ended September 30, 2021 is compared to the same time period in 2020, was primarily due to increases in data processing charges related to software. The increase in services and fees when the first nine months of 2021 is compared to the same time period in 2020 was primarily due to increases in data processing charges related to software and outside services and fees related to independent contractors expenses.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Loan expense (1)	$4,022	$4,184	$(162)	-3.9%	$11,927	$10,934	$993	9.1%
Amortization of intangibles	549	752	(203)	-27.0%	1,768	2,300	(532)	-23.1%
FDIC assessment expense	1,275	1,410	(135)	-9.6%	4,040	4,590	(550)	-12.0%
Regulatory settlement charge	5,000	—	5,000	n/m	5,000	—	5,000	n/m
Other miscellaneous expense (1)	7,673	8,252	(579)	-7.0%	23,462	24,792	(1,330)	-5.4%
Total other expense	$18,519	$14,598	$3,921	26.9%	$46,197	$42,616	$3,581	8.4%
(1)
During the second quarter of 2021, Trustmark reclassified certain expenses related to mortgage loan appraisals from other miscellaneous expense to loan expense. Prior period amounts have been reclassified accordingly.

The increase in other expense for the three and nine months ended September 30, 2021 when compared to the same time periods in 2020 were principally due to the previously disclosed one-time settlement expense of $5.0 million and other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis MSA. The decrease in other miscellaneous expense when the first nine months of 2021 is compared to the same time period in 2020 was principally due to property valuation adjustments recorded during the third quarter of 2021 on land and buildings at certain of Trustmark's branch locations. These branches have been closed for operations but continue to serve customers through available automated teller machines (ATMs) and interactive teller machines (ITMs).

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2021 and 2020.

General Banking

Net interest income for the General Banking Segment increased $5.7 million, or 1.8%, when the nine months ended September 30, 2021 is compared with the same time period in 2020. The increase in net interest income was principally due to the increase in interest and fees on PPP loans as a result of the $18.6 million of loan fees recognized on the sale of the PPP loans during the second quarter of 2021 and a decrease in interest on deposits, partially offset by decreases in interest and fees on LHFS and LHFI and interest on securities, primarily due to declines in interest rates in general. The PCL, net (LHFI and off-balance sheet credit exposures) for the nine months ended September 30, 2021 totaled a negative $22.9 million compared to a PCL, net of $50.6 million for the same period in 2020, a decrease of $73.4 million primarily due to improvements in the overall economy and macroeconomic factors used in the calculation of the ACL. For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $42.0 million, or 28.0%, when the first nine months of 2021 is compared to the same time period in 2020, primarily due to the declines in mortgage banking, net, partially offset by an increase in bank card and other fees. Noninterest income for the General Banking Segment represented 25.4% of total revenue for this segment for the first nine months of 2021 compared to 32.5% for the same time period in 2020. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $21.0 million, or 7.0%, when the first nine months of 2021 is compared with the same time period in 2020, principally due to increases in salaries and employee benefits, data processing charges related to software and the previously disclosed one-time settlement expense of $5.0 million and other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis MSA incurred during the third quarter of 2021. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2021 increased $717 thousand, or 16.5%, when compared to the same time period in 2020, primarily due to an increase in noninterest income partially offset by an increase in noninterest expense. Net interest income for the Wealth Management Segment declined $653 thousand, or 14.6%, when the first nine months of 2021 are compared to the same time period in 2020, principally due to a decline in interest and fees on loans and an increase in interest on deposits generated by the Private Banking Department. The PCL, net for the nine months ended September 30, 2021 totaled a negative $7 thousand compared to a negative PCL, net of $9 thousand for the same period in 2020, a decrease of $2 thousand primarily due to improvements in the overall economy and macroeconomic factors used in the calculation of the ACL. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $2.8 million, or 12.0%, when the first nine months of 2021 is compared to the same time period in 2020, primarily due to increases in income from trust management and brokerage services. Noninterest expense for the Wealth Management Segment increased $1.2 million, or 5.2%, when the first nine months of 2021 is compared to the same time period in 2020, principally due to increases in salary and employee benefit expense partially offset by declines in other miscellaneous expenses.

At September 30, 2021 and 2020, Trustmark held assets under management and administration of $15.446 billion and $11.631 billion, respectively, and brokerage assets of $2.323 billion and $2.015 billion, respectively.

Insurance

Net income for the Insurance Segment for the first nine months of 2021 increased $265 thousand, or 3.7%, when compared to the same time period in 2020. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $1.8 million, or 5.1%, when the first nine months of 2021 is compared to the same time period in 2020, primarily due to new business commission volume in the property and casualty business and increases in other commission income. Noninterest expense for the Insurance Segment increased $1.3 million, or 4.9%, when the first nine months of 2021 is compared to the same time period in 2020, primarily due to increases in outside services and fees related to independent contractor expenses and salary expense resulting from modest general merit increases and associates added as a result of agencies acquired during 2020, partially offset by a decline in commission expense.

Income Taxes

For the three and nine months ended September 30, 2021, Trustmark’s combined effective tax rate was 19.6% and 16.0%, respectively, compared to 15.2% and 14.1%, respectively, for the same time periods in 2020. The increase in the effective tax rate for the three and nine months ended September 30, 2021 compared to the same time periods in 2020 was principally due to an increase in the amount of forecasted net income for the respective years. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold and other earning assets. Average earning assets totaled $15.456 billion, or 91.2% of total average assets, for the nine months ended September 30, 2021, compared to $13.501 billion, or 90.1% of total average assets, for the nine months ended September 30, 2020, an increase of $1.955 billion, or 14.5%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.3 years at September 30, 2021 compared to 2.9 years at December 31, 2020. The increase in the weighted-average life of the securities portfolio was principally due to available for sale securities purchased during the period and lower projected mortgage prepayment estimates.

When compared to December 31, 2020, total investment securities increased by $922.6 million, or 36.5%, during the first nine months of 2021. This increase resulted primarily from purchases of available for sale securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities and a decline in the fair market value of securities available for sale. Trustmark sold no securities during the first nine months of 2021 or 2020.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity. The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. At September 30, 2021, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $6.8 million ($5.1 million net of tax) compared to $8.9 million ($6.7 million net of tax) at December 31, 2020.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At September 30, 2021, available for sale securities totaled $3.058 billion, which represented 88.6% of the securities portfolio, compared to $1.992 billion, or 78.7%, at December 31, 2020. At September 30, 2021, unrealized gains, net on available for sale securities totaled $4.3 million compared to unrealized gains, net of $32.0 million at December 31, 2020. At September 30, 2021, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2021, held to maturity securities totaled $394.9 million, which represented 11.4% of the total securities portfolio, compared to $538.1 million, or 21.3%, at December 31, 2020.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 98.5% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of September 30, 2021, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2021 ($ in thousands):

	September 30, 2021
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$3,048,143	99.8%	$3,051,871	99.8%
A1 to A3	1,051	—	1,097	—
Not Rated (1)	4,100	0.2%	4,637	0.2%
Total securities available for sale	$3,053,294	100.0%	$3,057,605	100.0%

Securities Held to Maturity
Aaa	$384,222	97.3%	$400,375	97.4%
Aa1 to Aa3	7,510	1.9%	7,509	1.8%
Not Rated (1)	3,173	0.8%	3,248	0.8%
Total securities held to maturity	$394,905	100.0%	$411,132	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At September 30, 2021, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 97.3% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At September 30, 2021, LHFS totaled $335.3 million, consisting of $247.4 million of residential real estate mortgage loans in the process of being sold to third parties and $88.0 million of GNMA optional repurchase loans. At December 31, 2020, LHFS totaled $447.0 million, consisting of $305.8 million of residential real estate mortgage loans in the process of being sold to third parties and $141.2 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2021 or 2020.

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

At September 30, 2021 and December 31, 2020, LHFI consisted of the following ($ in thousands):

	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$559,804	5.5%	$514,056	5.2%
Other secured by 1-4 family residential properties	509,195	5.0%	524,732	5.3%
Secured by nonfarm, nonresidential properties	2,924,953	28.7%	2,709,026	27.6%
Other real estate secured	986,163	9.7%	1,065,964	10.9%
Other loans secured by real estate:
Other construction	726,809	7.1%	794,983	8.1%
Secured by 1-4 family residential properties	1,382,097	13.6%	1,216,400	12.4%
Commercial and industrial loans	1,327,211	13.0%	1,309,078	13.3%
Consumer loans	160,802	1.6%	164,386	1.7%
State and other political subdivision loans	1,125,186	11.1%	1,000,776	10.2%
Other commercial loans	472,679	4.7%	525,123	5.3%
LHFI	$10,174,899	100.0%	$9,824,524	100.0%

LHFI increased $350.4 million, or 3.6%, compared to December 31, 2020. The increase in LHFI during the first nine months of 2021 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Mississippi and Alabama market regions and state and other political subdivision loans in the Mississippi, Texas, Florida and Alabama market regions, partially offset by net declines in LHFI secured by real estate in the Texas and Florida market regions and other commercial LHFI in the Mississippi market region.

LHFI secured by real estate increased $263.9 million, or 3.9%, during the first nine months of 2021 primarily due to net growth in LHFI secured by nonfarm, nonresidential properties (NFNR LHFI), LHFI secured by 1-4 family residential properties, and LHFI secured by construction, land development and other land, partially offset by net declines in other construction LHFI and LHFI secured by other real estate. NFNR LHFI increased $215.9 million, or 8.0%, during the first nine months of 2021, principally due to movement from the other construction loans category. Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $137.9 million, or 5.1%, during the first nine months of 2021 primarily due to declines in nonowner-occupied loans in the Texas, Alabama, Florida and Tennessee market regions and owner-occupied loans in the Alabama and Texas market regions, partially offset by growth in both nonowner-occupied and owner-occupied loans in the Mississippi market region. LHFI secured by 1-4 family residential properties increased $165.7 million, or 13.6%, during the first nine months of 2021 primarily due to growth in the Mississippi market region, reflecting increases in home sales as a result of lower interest rates and higher home values. LHFI secured by construction, land development and other land increased $45.7 million, or 8.9%, during the first nine months of 2021 primarily due to growth in land development across all five market regions and 1-4 family construction loans in Trustmark’s Alabama and Tennessee market regions. LHFI secured by other real estate decreased $79.8 million, or 7.5%, during the first nine months of 2021, primarily due to declines in the Alabama, Mississippi and Texas market regions, partially offset by other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama and Mississippi market regions. Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $372.9 million, or 35.0%, during the first nine months of 2021. Other construction loans decreased $68.2 million, or 8.6%, during the first nine months of 2021 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project, which were largely offset by new construction loans across all five market regions. During the first nine months of 2021, $648.4 million loans were moved from other construction to other loan categories, including $293.1 million to multi-family residential loans, $268.5 million to nonowner-occupied loans and $85.3 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $573.4 million, or 72.1%, during the first nine months of 2021.

State and other political subdivision loans increased $124.4 million, or 12.4%, during the first nine months of 2021 primarily due to growth in the Mississippi, Texas, Florida and Alabama market regions. Other commercial LHFI, which include loans to financial intermediaries, decreased $52.4 million, or 10.0%, during the first nine months of 2021, primarily due to declines in the Mississippi market region.

Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions. At September 30, 2021 and December 31, 2020, energy-related LHFI had outstanding balances of $101.2 million and $102.3 million, respectively, which represented 1.0% of Trustmark’s total LHFI portfolio at both September 30, 2021 and December 31, 2020. Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves. Should oil prices fall below current levels for a prolonged period of time, there is potential for downgrades to occur. Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2021	December 31, 2020
Home equity loans	$36,259	$40,730
Home equity lines of credit	344,470	352,309
Percentage of loans and lines for which Trustmark holds first lien	58.3%	59.5%
Percentage of loans and lines for which Trustmark does not hold first lien	41.7%	40.5%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2021 and December 31, 2020 ($ in thousands). Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases.

	September 30, 2021
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$166,088	$393,716	$559,804
Other secured by 1- 4 family residential properties	4,633	504,562	509,195
Secured by nonfarm, nonresidential properties	1,555,001	1,369,952	2,924,953
Other real estate secured	347,353	638,810	986,163
Other loans secured by real estate:
Other construction	95,610	631,199	726,809
Secured by 1- 4 family residential properties	853,131	528,966	1,382,097
Commercial and industrial loans	638,745	688,466	1,327,211
Consumer loans	133,379	27,423	160,802
State and other political subdivision loans	1,097,414	27,772	1,125,186
Other commercial loans	248,388	224,291	472,679
LHFI	$5,139,742	$5,035,157	$10,174,899

	December 31, 2020
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$147,640	$366,416	$514,056
Other secured by 1- 4 family residential properties	17,751	506,981	524,732
Secured by nonfarm, nonresidential properties	1,506,066	1,202,960	2,709,026
Other real estate secured	292,878	773,086	1,065,964
Other loans secured by real estate:
Other construction	134,114	660,869	794,983
Secured by 1- 4 family residential properties	732,050	484,350	1,216,400
Commercial and industrial loans	752,502	556,576	1,309,078
Consumer loans	138,989	25,397	164,386
State and other political subdivision loans	970,500	30,276	1,000,776
Other commercial loans	248,860	276,263	525,123
LHFI	$4,941,350	$4,883,174	$9,824,524

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

The following table presents the LHFI composition by region at September 30, 2021 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2021
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$559,804	$250,874	$40,919	$163,343	$37,636	$67,032
Other secured by 1-4 family residential properties	509,195	109,986	39,699	284,243	61,072	14,195
Secured by nonfarm, nonresidential properties	2,924,953	834,328	259,997	1,089,333	174,338	566,957
Other real estate secured	986,163	221,832	6,154	303,760	19,850	434,567
Other loans secured by real estate:
Other construction	726,809	303,333	4,416	210,721	947	207,392
Secured by 1-4 family residential properties	1,382,097	—	—	1,375,046	7,051	—
Commercial and industrial loans	1,327,211	230,698	23,678	597,197	276,876	198,762
Consumer loans	160,802	22,100	8,381	103,932	19,383	7,006
State and other political subdivision loans	1,125,186	101,679	54,619	734,853	37,408	196,627
Other commercial loans	472,679	74,728	11,925	286,841	69,740	29,445
LHFI	$10,174,899	$2,149,558	$449,788	$5,149,269	$704,301	$1,721,983

Construction, Land Development and Other Land Loans by Region
Lots	$60,804	$27,014	$8,676	$17,782	$905	$6,427
Development	124,213	48,692	612	46,452	13,016	15,441
Unimproved land	93,283	28,095	12,146	28,601	11,187	13,254
1-4 family construction	281,504	147,073	19,485	70,508	12,528	31,910
Construction, land development and other land loans	$559,804	$250,874	$40,919	$163,343	$37,636	$67,032

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$384,940	$155,375	$32,778	$105,444	$18,285	$73,058
Office	215,297	52,628	23,835	67,094	11,714	60,026
Hotel/motel	347,023	176,352	76,664	47,229	32,638	14,140
Mini-storage	130,853	22,757	2,227	76,790	632	28,447
Industrial	246,576	57,901	20,755	62,071	137	105,712
Health care	59,676	39,225	1,140	16,755	370	2,186
Convenience stores	23,047	8,010	683	3,627	1,194	9,533
Nursing homes/senior living	204,678	106,572	—	71,672	6,434	20,000
Other	76,742	16,021	7,388	31,370	10,939	11,024
Total nonowner-occupied loans	1,688,832	634,841	165,470	482,052	82,343	324,126
Owner-occupied:
Office	167,713	37,485	42,334	49,810	9,794	28,290
Churches	96,810	19,892	6,089	48,537	9,352	12,940
Industrial warehouses	178,394	11,807	2,989	50,594	18,686	94,318
Health care	143,180	12,033	6,915	107,190	2,296	14,746
Convenience stores	141,490	16,155	13,945	68,325	489	42,576
Retail	75,640	13,214	13,577	20,040	12,035	16,774
Restaurants	56,892	3,750	4,545	31,612	13,585	3,400
Auto dealerships	56,403	6,358	261	25,240	24,544	—
Nursing homes/senior living	211,190	73,078	—	138,112	—	—
Other	108,409	5,715	3,872	67,821	1,214	29,787
Total owner-occupied loans	1,236,121	199,487	94,527	607,281	91,995	242,831
Loans secured by nonfarm, nonresidential properties	$2,924,953	$834,328	$259,997	$1,089,333	$174,338	$566,957

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

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (i.e., natural disasters, changes in legislation, impacts due to technology and pandemics). During the third quarter of 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve. The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings; thus, a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

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

At September 30, 2021, the ACL on LHFI was $104.1 million, a decrease of $13.2 million, or 11.3%, when compared with December 31, 2020. The decrease in the ACL during the first nine months of 2021 was principally due to improvements in the overall economy and macroeconomic factors used in the calculation of the ACL. Allocation of Trustmark’s $104.1 million ACL on LHFI, represented 1.05% of commercial LHFI and 0.91% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 1.02% as of September 30, 2021. This compares with an ACL to total LHFI of 1.19% at December 31, 2020, which was allocated to commercial LHFI at 1.20% and to consumer and mortgage LHFI at 1.16%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$104,032	$119,188	$117,306	$84,277
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	—	—	815
Acquired loans ACL adjustment	—	—	—	1,007
Provision for credit losses, LHFI	(2,492)	1,760	(16,984)	40,526
LHFI charged-off	(1,586)	(1,263)	(7,659)	(8,678)
Recoveries	4,119	2,325	11,410	7,102
Net (charge-offs) recoveries	2,533	1,062	3,751	(1,576)
Balance at end of period	$104,073	$122,010	$104,073	$122,010

Net recoveries for the three months ended September 30, 2021 increased $1.5 million when compared to the same time period in 2020. The increase in net recoveries when the third quarter of 2021 is compared to the same time period in 2020, was primarily due to an increase in recoveries in the Mississippi market region. Net recoveries for the first nine months of 2021 increased $5.3 million when compared to net charge-offs for the first nine months of 2020. The increase in net recoveries when the first nine months of 2021 is compared to the same time period in 2020 was primarily due to increases in recoveries in the Mississippi, Tennessee and Texas market regions as well as declines in charge-offs in the Tennessee and Alabama market regions partially offset by an increase in charge-offs in the Mississippi market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Alabama	$247	$117	$552	$(437)
Florida	356	387	553	324
Mississippi	1,436	442	572	482
Tennessee	(8)	42	1,070	(2,078)
Texas	502	74	1,004	133
Total net (charge-offs) recoveries	$2,533	$1,062	$3,751	$(1,576)

The PCL, LHFI for the three and nine months ended September 30, 2021 totaled -0.10% and -0.22% of average loans (LHFS and LHFI), respectively, compared to 0.07% and 0.55% of average loans (LHFS and LHFI) for the same time periods in 2020, respectively. The negative PCL on LHFI for the third quarter of 2021 primarily reflected a decline in required reserves as a result of risk rate upgrades resulting from improved credit quality and improvements in the overall economy and macroeconomic forecasting variables used in the ACL modeling, partially offset by an increase in specific reserves for individually analyzed credits. The negative PCL on LHFI for the first nine months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the ACL.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At September 30, 2021, the ACL on off-balance sheet credit exposures totaled $32.7 million compared to $38.6 million at December 31, 2020, a decrease of $5.9 million, or 15.3%. The PCL, off-balance sheet credit exposures totaled a negative $1.0 million and a negative $5.9 million for the three and nine months ended September 30, 2021, respectively, compared to a negative $3.0 million and $10.0 million for the same time periods in 2020, respectively. The negative PCL on off-balance sheet credit exposures for the third quarter of 2021 primarily reflected a decline in required reserves as a result of decreases in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures. The negative PCL on off-balance sheet credit exposures for the first nine months of 2021 primarily reflected declines in required reserves as a result of improvements in the overall economy and macroeconomic factors used in the calculation of the ACL on off-balance sheet credit exposures.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at September 30, 2021 and December 31, 2020 ($ in thousands):

	September 30, 2021	December 31, 2020
Nonaccrual LHFI
Alabama	$9,223	$9,221
Florida	381	572
Mississippi	22,898	35,015
Tennessee	10,356	12,572
Texas	23,382	5,748
Total nonaccrual LHFI	66,240	63,128
Other real estate
Alabama	613	3,271
Mississippi	5,600	8,330
Tennessee	—	50
Total other real estate	6,213	11,651
Total nonperforming assets	$72,453	$74,779

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.69%	0.73%

Loans past due 90 days or more
LHFI	$625	$1,576

LHFS - Guaranteed GNMA serviced loans (1)	$75,091	$119,409

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2021, nonaccrual LHFI totaled $66.2 million, or 0.63% of total LHFS and LHFI, reflecting an increase of $3.1 million, or 4.9%, relative to December 31, 2020. The increase in nonaccrual LHFI during the first nine months of 2021 was primarily due to one large commercial credit in the Texas market region totaling $16.7 million that was placed on nonaccrual status during the third quarter of 2021, partially offset by the pay down and charge off of one large energy-related commercial credit of $8.5 million as well as a $2.8 million commercial credit which was returned to accrual status in Trustmark’s Mississippi market region.

As of September 30, 2021, nonaccrual energy-related LHFI totaled $1.4 million and represented 1.3% of Trustmark’s total energy-related portfolio, compared to $10.4 million, or 10.2% of Trustmark’s total energy-related portfolio, as of December 31, 2020. The decline in nonaccrual energy-related LHFI was primarily due to the $8.5 million pay down and charge off of one large credit in the Mississippi market region. For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2021 decreased $5.4 million, or 46.7%, when compared with December 31, 2020. The decrease in other real estate was principally due to properties sold in the Alabama and Mississippi market regions as well as an increase in reserves for other real estate write-downs in Trustmark’s Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$9,439	$2,830	$—	$6,550	$59	$—
Additions	388	—	—	379	9	—
Disposals	(3,177)	(2,296)	—	(813)	(68)	—
Write-downs	(437)	79	—	(516)	—	—
Balance at end of period	$6,213	$613	$—	$5,600	$—	$—

	Three Months Ended September 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$18,276	$4,766	$3,665	$9,408	$437	$—
Additions	90	—	—	136	(46)	—
Disposals	(1,289)	(860)	—	(183)	(246)	—
Write-downs	(829)	(181)	—	(643)	(5)	—
Balance at end of period	$16,248	$3,725	$3,665	$8,718	$140	$—

	Nine Months Ended September 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50	$—
Additions	770	—	—	717	53	—
Disposals	(4,326)	(2,525)	—	(1,673)	(128)	—
Write-downs	(1,882)	(133)	—	(1,774)	25	—
Balance at end of period	$6,213	$613	$—	$5,600	$—	$—

	Nine Months Ended September 30, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	496	77	—	220	199	—
Disposals	(11,823)	(3,558)	(2,196)	(5,712)	(357)	—
Write-downs	(1,673)	(927)	(16)	(709)	(21)	—
Balance at end of period	$16,248	$3,725	$3,665	$8,718	$140	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate increased $209 thousand, or 12.5%, when the first nine months of 2021 is compared to the same time period in 2020, primarily due to an increase in reserves for other real estate write-downs in the Mississippi market region partially offset by decreases in write-downs of other real estate properties in the Alabama and Mississippi market regions.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $14.923 billion at September 30, 2021 compared to $14.049 billion at December 31, 2020, an increase of $874.1 million, or 6.2%, reflecting increases in deposit accounts as customers deposited proceeds from line draws, PPP loans and other COVID-19 related stimulus programs. During the first nine months of 2021, noninterest-bearing deposits increased $638.9 million, or 14.7%, reflecting growth in all categories of noninterest-bearing demand deposit accounts. Interest-bearing deposits increased $235.2 million, or 2.4%, during the first nine months of 2021, primarily due to growth in consumer and commercial interest checking and MMDAs as well as consumer savings accounts, partially offset by declines in all categories of certificates of deposits and public interest checking accounts.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $146.4 million at September 30, 2021 compared to $164.5 million at December 31, 2020, a decrease of $18.1 million, or 11.0%, and represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had no upstream federal funds purchased at September 30, 2021 or December 31, 2020.

Other borrowings totaled $94.9 million at September 30, 2021, a decrease of $73.4 million, or 43.6%, when compared with $168.3 million at December 31, 2020, primarily due to the decrease in the amount of GNMA loans eligible for repurchase and the pay-off of the SERP policy loan during the third quarter of 2021.

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

Capital Resources

At September 30, 2021, Trustmark’s total shareholders’ equity was $1.769 billion, an increase of $27.8 million, or 1.6%, when compared to December 31, 2020. During the first nine months of 2021, shareholders’ equity increased primarily as a result of net income of $121.1 million, partially offset by common stock dividends of $43.8 million, common stock repurchases of $34.7 million and a decline in the fair market value of securities available for sale, net of tax, of $20.8 million. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2020 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50% at September 30, 2021 and December 31, 2020. AOCI is not included in computing regulatory capital. Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of September 30, 2021, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2021. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

During the fourth quarter of 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At September 30, 2021 the carrying amount of the subordinated notes was $123.0 million compared to $122.9 million at December 31, 2020. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualify as Tier 2 capital for Trustmark at December 31, 2020. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital at a rate of 20.0% each year until maturity.

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

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2021 and December 31, 2020.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2021 and 2020 were $0.69. Trustmark’s indicated dividend for 2021 is $0.92 per common share, which is the same as dividends per common share declared in 2020.

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021. On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic. Trustmark resumed the repurchase of its shares in January 2021. Under this authority, Trustmark repurchased approximately 319 thousand shares of its outstanding common stock valued at $9.7 million during the three months ended September 30, 2021. During the first nine months of 2021, Trustmark repurchased approximately 1.1 million shares of its outstanding common stock valued at $34.7 million. The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework. There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management’s discretion.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $14.437 billion for the first nine months of 2021 and represented approximately 85.2% of average liabilities and shareholders’ equity, compared to average deposits of $12.707 billion, which represented 84.8% of average liabilities and shareholders’ equity for the first nine months of 2020.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources. At September 30, 2021, brokered sweep MMDA deposits totaled $29.0 million compared to $28.1 million at December 31, 2020.

At both September 30, 2021 and December 31, 2020, Trustmark had no upstream federal funds purchased. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at September 30, 2021 and December 31, 2020. Trustmark had a $350.0 million letter of credit outstanding with the FHLB of Dallas at September 30, 2021 compared to $600.0 million in letters of credit outstanding at December 31, 2020. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $3.046 billion at September 30, 2021.

In addition, at September 30, 2021, Trustmark had no short-term and $102 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to $625 thousand in short-term and $116 thousand in long-term FHLB advances at December 31, 2020. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At September 30, 2021, Trustmark had approximately $874.0 million available in unencumbered agency securities compared to $560.0 million at December 31, 2020.

Another borrowing source is the Discount Window. At September 30, 2021, Trustmark had approximately $894.2 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $893.5 million at December 31, 2020.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During the fourth quarter of 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At September 30, 2021 the carrying amount of the subordinated notes was $123.0 million compared to $122.9 million at December 31, 2020. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. Trustmark intends to use the net proceeds for general corporate purposes.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2021, Trustmark had no shares of preferred stock issued and outstanding.

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $499.5 million at September 30, 2021, with a positive valuation adjustment of $3.3 million, compared to $706.8 million, with a positive valuation adjustment of $6.4 million at December 31, 2020.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $320.5 million at September 30, 2021 compared to $326.5 million at December 31, 2020. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net positive ineffectiveness of $144 thousand and $815 thousand for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the impact was a net positive ineffectiveness of $1.7 million and $8.7 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of September 30, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.216 billion related to this program, compared to $1.125 billion as of December 31, 2020.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At September 30, 2021, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $846 thousand compared to $1.3 million at December 31, 2020. At September 30, 2021, Trustmark had posted collateral of $1.1 million against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2021, Trustmark had entered into six risk participation agreements as a beneficiary with an aggregate notional amount of $51.2 million, compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020. At both September 30, 2021 and December 31, 2020, Trustmark had entered into 24 risk participation agreements as a guarantor with an aggregate notional amount of $173.8 million and $172.0 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2021 and December 31, 2020.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2021 and 2020. At September 30, 2021 and 2020, the impact of a 200-basis point drop scenario was excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2021	2020
+200 basis points	21.7%	13.8%
+100 basis points	10.7%	7.3%
-100 basis points	-6.7%	-5.7%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2021 and 2020. Based upon quarter-end current and implied market rates, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the FRB has a negative interest rate policy. While the impact of negative interest rates on earnings-at-risk would vary by scenario, a parallel shift downward would be expected to negatively impact net interest income. However, in a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from the modeled assumptions. At September 30, 2021 and 2020, the results of the 100-basis point drop scenario and the 200-basis point drop scenario were excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2021	2020
+200 basis points	11.5%	18.6%
+100 basis points	6.6%	10.8%

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

At September 30, 2021, the MSR fair value was $84.1 million, compared to $61.6 million at September 30, 2020. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2021, would be a decline in fair value of approximately $4.4 million and $3.2 million, respectively, compared to a decline in fair value of approximately $4.2 million and $2.2 million, respectively, at September 30, 2020. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2020 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2021.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2021 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2021 to July 31, 2021	318,730	$30.31	318,730	$65,360
August 1, 2021 to August 31, 2021	—	—	—	65,360
September 1, 2021 to September 30, 2021	—	—	—	65,360
Total	318,730		318,730

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	November 4, 2021	DATE:	November 4, 2021