Form 10-K
period 2021-12-31
TRUSTMARK CORP
filed 2022-02-17
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2021

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

Based on the closing sales price at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.228 billion.

As of January 31, 2022, there were issued and outstanding 61,493,625 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2022 Annual Meeting of Shareholders to be held April 27, 2022 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, our ability to manage the impact of the COVID-19 pandemic on our markets, as well as the effectiveness of actions of federal, state and local governments and agencies (including the Board of Governors of the Federal Reserve System (FRB)) to mitigate its spread and economic impact, local, state and national economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission (SEC).

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1. BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At December 31, 2021, TNB had total assets of $17.593 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 180 offices and 2,692 full-time equivalent associates (measured at December 31, 2021) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as

Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past three years ($ in thousands):

December 31,	2021	2020	2019
Securities	$3,581,414	$2,529,887	$2,340,503
Total securities growth (decline)	$1,051,527	$189,384	$(380,953)
Total securities growth (decline)	41.6%	8.1%	(14.0%)

Loans *	$10,247,829	$9,824,524	$9,408,229
Total loans growth (decline)	$423,305	$416,295	$465,429
Total loans growth (decline)	4.3%	4.4%	5.2%

Assets	$17,595,636	$16,551,840	$13,497,877
Total assets growth (decline)	$1,043,796	$3,053,963	$211,417
Total assets growth (decline)	6.3%	22.6%	1.6%

Deposits	$15,087,160	$14,048,764	$11,245,557
Total deposits growth (decline)	$1,038,396	$2,803,207	$(118,854)
Total deposits growth (decline)	7.4%	24.9%	(1.0%)

Equity	$1,741,311	$1,741,117	$1,660,702
Total equity growth (decline)	$194	$80,415	$69,249
Total equity growth (decline)	—	4.8%	4.4%

Years Ended December 31,
Revenue **	$640,261	$701,130	$613,634
Total revenue growth (decline)	$(60,869)	$87,496	$9,378
Total revenue growth (decline)	(8.7%)	14.3%	1.6%

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

Recent Economic and Industry Developments

The COVID-19 pandemic and actions taken to mitigate the spread of it have had and may continue to have an adverse impact on economic activity globally, nationally and locally, including the geographic area in which Trustmark operates and industries in which Trustmark regularly extends credit. For additional information regarding Trustmark’s exposure to industries impacted by the COVID-19 pandemic, please see the section captioned “COVID-19 Update - Exposure to Stressed Industries” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. Economic activity during 2021 increased as certain restrictions were lifted following increased COVID-19 vaccination rates; however, restrictions remain in place for many areas and the long-term effectiveness of the vaccine and the full impact of the COVID-19 pandemic on economies and financial markets remains unknown.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of actions by the FRB during 2020 and continuing in 2021. Market interest rates have declined to historical lows. During 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The FRB reduced the interest that it pays on excess reserves from 1.60% to 0.10% during the first quarter of 2020. These rates continued throughout 2021, although the FRB has announced its intent to increase rates and wind down securities purchases commencing in March 2022. The prolonged period of low interest rates has had an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark.

In the January 2022 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from November 21, 2021 through January 3, 2022) expanded at a modest pace across Districts; however, many Districts indicated growth continued to be constrained by ongoing supply chain disruptions and labor shortages. Reports by the twelve Federal Reserve Districts noted the following during the reporting period:

•
Demand for materials and inputs, and demand for workers, remained elevated among businesses. Consumer spending continued to grow at a steady pace; however, most Districts noted a sudden pull back in leisure travel, hotel occupancy and patronage at restaurants as the number of new cases of the Omicron COVID-19 variant increased. The manufacturing sector continued to expand nationally, with some regional differences in the pace of growth. Activity in the transportation sector expanded at a moderate pace. Farm incomes were elevated throughout 2021; however, agricultural conditions were marred by drought conditions across several Districts.
•
Lending activity picked up slightly toward the end of the year, led by commercial real estate borrowers.
•
Employment grew modestly during the reporting period, but demand for additional workers remains strong in most Districts. Job openings were up but overall payroll growth was constrained by persistent labor shortages. Tightness in labor markets drove robust wage growth nationwide, with some Districts highlighting additional growth in labor costs associated with non-wage benefits. Compensation growth remained well above historical averages across industries, worker demographics and geographies. In addition to wage gains, many contacts indicated adjustments to job demands, such as accommodating part-time work or adjusting qualification requirements, to attract more applicants and retain existing workforces.
•
Most Districts reported solid growth in prices charged to customers, but some also noted that price increases had decelerated a bit from the robust pace experienced in recent months. Wholesale and materials prices contributed to pricing pressures across a wide range of industries, spanning service providers and goods producers. Many contacts attributed the high cost of inputs to ongoing supply chain disruptions. Some Districts reported that transportation bottlenecks had stabilized in recent weeks, though procurement costs remained elevated. Ongoing labor shortages and associated wage growth also added cost pressures to businesses.
•
Optimism remained high in general, though several Districts cited reports from businesses that expectations for growth over the next several months cooled somewhat as a result of the uncertainty of the Omicron variant's impact.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted that banking conditions remained steady, though loan growth trended downward amid renewed uncertainties about the course of the pandemic and growing underwriting competition from nonbank lenders, deposit levels declined slightly but remained elevated, financial institutions continued to hold higher balances in cash accounts and their securities portfolios, asset quality remained healthy without any notable increases in nonperforming loans or charge-offs, and increased earnings driven by lower loan loss provision expenses and reductions in noninterest expenses, though margin pressures persisted due to the low interest rate environment. The Federal Reserve’s Eleventh District also reported that oilfield activity rose with a notable increase in rig count, industry sentiment was dented by the Omicron variant and steady global production increases, though outlooks remained positive and contacts expect rigs to rise steadily through the end of 2022 leading to an increase in drilling.

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

At June 30, 2021, Trustmark’s deposit market share ranked within the top three positions in 55.0% of the 56 counties served and within the top five positions in 71.0% of the counties served. The table below presents Federal Deposit Insurance Corporation (FDIC) deposit data regarding TNB’s deposit market share by state as of June 30, 2021. The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.66%
Florida	0.16%
Mississippi	13.64%
Tennessee	0.32%
Texas	0.05%

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

For purposes of calculating the denominator of the risk-based capital ratios, a banking institution’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. For purposes of calculating the numerator of the capital ratios, capital, at both the holding company and bank level, is classified in one of three tiers depending on the “quality” and loss-absorbing features of the capital instrument. Common equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making necessary capital deductions and adjustments. Tier 1 capital is comprised of common equity Tier 1 capital and additional Tier 1 capital, which includes non-cumulative perpetual preferred stock and similar instruments meeting specified eligibility criteria (including related surplus). Newly issued trust preferred securities and cumulative perpetual preferred stock may not be included in Tier 1 capital. Smaller depository institution holding companies (those with assets of less than $15 billion as of year-end 2009, including Trustmark) and most mutual holding companies are generally allowed to continue to count as Tier 1 capital most outstanding trust preferred securities and other non-qualifying securities that were issued prior to May 19, 2010 (up to a limit of 25% of Tier 1 capital, excluding non-qualifying capital instruments) rather than phasing such securities out of regulatory capital. However, a smaller depository institution holding company that has $15 billion or more in assets following an acquisition of another depository institution holding company generally is no longer allowed to count outstanding non-qualifying capital instruments toward its Tier 1 capital. Trustmark currently has outstanding trust preferred securities that are permitted to continue to count as Tier 1 capital up to the regulatory limit. Total capital is comprised of Tier 1 capital and Tier 2 capital, which includes certain subordinated debt with a minimum original maturity of five years (including related surplus) and a limited amount of allowance for loan losses. Newly issued trust preferred securities and cumulative perpetual preferred stock generally may be included in Tier 2 capital, provided they do not include features that are disallowed by the capital rules, such as the acceleration of principal other than in the event of a bankruptcy, insolvency, or receivership of the issuer.

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

At December 31, 2021, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 11.29%, 11.77% and 13.55% of its total risk-weighted assets, respectively. At December 31, 2021, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 12.03%, 12.03% and 12.84% of its total risk-weighted assets, respectively. At December 31, 2021, the leverage ratios for Trustmark and TNB were 8.73% and 8.94%, respectively. At December 31, 2021, TNB was well-capitalized based on the ratios and guidelines described above.

In December 2018, the federal banking agencies issued a final rule that allows institutions to elect to phase in the regulatory capital effects of the Current Expected Credit Losses (CECL) accounting standard over three years. In addition, as a result of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) enacted on March 27, 2020 in response to the COVID-19 pandemic, the federal bank regulatory agencies issued rules that allow banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. Trustmark elected to defer the regulatory capital effects of CECL in accordance with these rules, which largely delayed the effects of the adoption of CECL on its regulatory capital through December 31, 2021. The effects are being phased-in over a three-year period from January 1, 2022 through December 31, 2024.

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

Community Reinvestment Act

The CRA requires an insured depository institution’s appropriate federal banking regulator to evaluate the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, and to consider this record in its evaluation of certain applications to banking regulators, such as an application for approval of a merger or the establishment of a branch. A rating of less than “Satisfactory” may provide a basis for denial of such an application. Federal regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. As of its last examination from the OCC, TNB received a CRA rating of “Satisfactory.” On December 15, 2021, the OCC adopted a final rule, which took effect on January 1, 2022, to rescind changes to the OCC’s CRA regulations that the agency had adopted in June 2020 and to restore the CRA standards that previously applied to OCC-regulated institutions. The federal banking agencies have indicated their intent to engage in an interagency rulemaking process to modernize the CRA regulatory framework.

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

In addition, the federal banking agencies pay close attention to the cybersecurity practices of banks, and the agencies include review of an institution’s information technology and its ability to thwart cyberattacks in their examinations. An institution’s failure to have adequate cybersecurity safeguards in place can result in supervisory criticism, monetary penalties and/or reputational harm. Additionally, federal banking agencies issued a final rule in November 2021 which requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The compliance date of this rule is May 1, 2022.

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

The FDIC determines a bank’s assessment rate within a range of base assessment rates using a risk scorecard that takes into account the bank’s financial ratios and supervisory rating (the CAMELS composite rating), among other factors. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2.0%. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rates.

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

In 2021, TNB’s expenses related to deposit insurance premiums totaled $5.5 million.

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

The PPP permitted small businesses, sole proprietorships, independent contractors and self-employed individuals to apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The CARES Act appropriated $349.0 billion to fund the PPP, and Congress appropriated an additional $320.0 billion to the PPP on April 24, 2020. Congress amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. PPP loans are forgivable, in whole or in part, if the proceeds are used for permitted purposes. Consistent with the terms of the PPP, if not forgiven in whole or in part, these loans carry a fixed interest rate of 1.00% per annum and are 100% guaranteed by the SBA. TNB began submitting PPP applications on behalf of and originating loans to qualified small businesses under this program in April 2020. The SBA discontinued accepting applications in August 2020. Additionally, the Consolidated Appropriations Act, 2021 appropriated a further $284.0 billion to the PPP, and permitted certain PPP borrowers to make “second draw” loans. TNB began submitting PPP applications on behalf of and originating loans to qualified small businesses under this third round of PPP funding in January 2021, and the third round of PPP lending ended on May 31, 2021. The American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021. TNB’s participation in the PPP could subject it to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation.

The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under U.S. generally accepted accounting principles (GAAP) related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of the COVID-19 pandemic. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not TDRs under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (i.e., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Since the outset of the pandemic, TNB has granted loan modifications to its customers primarily in the form of interest only payments for 90 days or full payment deferrals for 90 days.

The CARES Act also included a range of other provisions designed to support the U.S. economy and mitigate the impact of the COVID-19 pandemic on financial institutions and their customers. For example, provisions of the CARES Act require mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan, or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrower experienced financial hardship due to the COVID-19 pandemic.

Further, in response to the COVID-19 pandemic, the FRB established a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial markets, all of which have now expired.

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

Employees

At December 31, 2021, Trustmark employed 2,692 full-time equivalent associates, none of which are represented by a collective bargaining agreement. Trustmark believes its employee relations to be satisfactory.

Information about Executive Officers of Trustmark

As of the filing date, the executive officers of Trustmark and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 67

Trustmark Corporation

Executive Chairman since January 2021

Chairman from April 2020 to December 2020

President and Chief Executive Officer from January 2011 to December 2020

Trustmark National Bank

Executive Chairman since January 2021

Chairman from April 2020 to December 2020

Chief Executive Officer from January 2011 to December 2020

President from January 2011 to December 2019

Duane A. Dewey, 63

Trustmark Corporation

President and Chief Executive Officer since January 2021

Trustmark National Bank

Chief Executive Officer since January 2021

President since January 2020

Chief Operating Officer from January 2019 to December 2020

President – Corporate Banking from September 2011 to December 2018

George T. Chambers, Jr., 62

Trustmark Corporation

Principal Accounting Officer since March 2021

Trustmark National Bank

Executive Vice President and Chief Accounting Officer since March 2021

Senior Vice President and Controller from March 2009 to February 2021

Monica A. Day, 61

Trustmark National Bank

President – Institutional Banking since April 2019

Executive Vice President and Real Estate Banking Manager from May 2017 to April 2019

Senior Vice President and Corporate Commercial Real Estate Manager from October 2008 to May 2017

Robert Barry Harvey, 62

Trustmark National Bank

Chief Credit and Operations Officer since June 2021

Chief Credit Officer from March 2010 to May 2021

Executive Vice President since March 2010

Thomas C. Owens, 57

Trustmark Corporation

Treasurer and Principal Financial Officer since March 2021

Trustmark National Bank

Chief Financial Officer since March 2021

Bank Treasurer from September 2013 to February 2021

Executive Vice President since 2013

W. Arthur Stevens, 56

Trustmark National Bank

President – Retail Banking since September 2011

Maria Luisa "Ria" Sugay, 40

Trustmark National Bank

Bank Treasurer since March 2021

Bank Co-Treasurer from July 2020 to February 2021

Executive Vice President since July 2020

USAA

Director, Asset Liability Management from June 2016 to June 2020

Granville Tate, Jr., 65

Trustmark Corporation

Secretary since December 2015

Trustmark National Bank

Chief Administrative Officer since January 2021

Chief Risk Officer from June 2016 to November 2021

General Counsel from December 2015 to November 2021

Executive Vice President and Secretary since December 2015

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings. Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of actions by the FRB. Market interest rates have declined to historical lows. During 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The FRB reduced the interest that it pays on excess reserves from 1.60% to 0.10% during the first quarter of 2020. These rates continued through 2021, although the FRB has announced its intent to increase rates and wind down securities purchases commencing in March 2022. The prolonged period of low interest rates has had an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure. Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior. In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Trustmark’s simulation model using static balances at December 31, 2021, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may increase 20.1%, while a hypothetical 100 basis point increase in interest rates, may increase net interest income 9.7%. In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2021, it is estimated net interest income may decrease by 6.7%.

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

In 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced that after the end of 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. On March 5, 2021, the FCA confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which ended on December 31, 2021). The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, has identified the Secured Overnight Financing Rate (SOFR) as the reference rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. However, there are conceptual and technical differences between LIBOR and SOFR. The federal banking agencies have encouraged banking organizations to cease entering into new contracts that use US$ LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate. Market participants are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. While the benchmark provider for US$ LIBOR (which was typically the benchmark that Trustmark used) intends to provide the benchmark for some tenors of US$ LIBOR through June 2023, Trustmark has transitioned to SOFR for new variable rate loans, derivative contracts, borrowings and other financial instruments as of January 1, 2022.

Trustmark has a significant number of existing loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative reference rates are calculated differently than LIBOR, payments under contracts referencing new alternative reference rates will differ from those referencing LIBOR. The transition has changed and will continue to change, Trustmark’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be;

however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition, results of operations and reputation with its customers.

Credit and Lending Risks

Trustmark is subject to lending risk, which could impact the adequacy of the allowance for credit losses and results of operations.

There are inherent risks associated with Trustmark’s lending activities. While the housing and real estate markets have shown continued improvement, if trends in the housing and real estate markets were to revert or further decline below recession levels, Trustmark may experience higher than normal delinquencies and credit losses. Moreover, if the United States economy returns to a recessionary state, Management expects that it could severely affect economic conditions in Trustmark’s market areas and that Trustmark could experience significantly higher delinquencies and credit losses. In addition, bank regulatory agencies periodically review Trustmark’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs, based on judgments different from those of Management. As a result, Trustmark may elect, or be required, to make further increases in its provision for credit losses in the future, particularly if economic conditions deteriorate.

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

Trustmark is subject to environmental liability risk associated with lending activities.

A significant portion of Trustmark’s loan portfolio is secured by real property. During the ordinary course of business, Trustmark forecloses on and takes title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Trustmark may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require Trustmark to incur substantial expenses and may materially reduce the affected property’s value or limit Trustmark’s ability to use or ability to sell the affected property or to repay the indebtedness secured by the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Trustmark’s exposure to environmental liability. Environmental reviews of nonresidential real estate before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Trustmark’s business, financial condition and results of operations.

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

On a quarterly basis, Trustmark evaluates investments and other assets for expected credit losses. At December 31, 2021, gross unrealized losses on securities for which an allowance for credit losses has not been recorded totaled $31.0 million. Trustmark may be required to record credit loss expense if these investments suffer a decline in value that is the result of a credit loss. If Trustmark determines that a credit loss exists, the credit portion of the allowance would be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark may record is limited to the amount by which the amortized cost exceeds the fair value, which could have a material adverse effect on results of operations in the period in which a credit loss, if any, occurs.

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

Trustmark does not assume that current uncertain conditions in the economy will improve significantly in the near future. A further weakened economy could affect Trustmark in a variety of substantial and unpredictable ways. In particular, Trustmark may face the following risks in connection with these events:

•
Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could further affect Trustmark’s charge-offs and provision for credit losses.
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
•
At December 31, 2021, energy-related LHFI represented approximately 1.1% of Trustmark’s total LHFI portfolio and consisted principally of loans within the oilfield services and midstream segments. Additionally, at December 31, 2021, less than 1 basis point of Trustmark’s energy-related LHFI were classified as nonaccrual. Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves. Nonetheless, if oil prices fall to levels that compromise the financial condition of market participants generally, or of Trustmark’s energy-related borrowers specifically, for an extended period of time, Trustmark could experience weakening or increased losses within its energy-related LHFI portfolio.

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

Trustmark is subject to numerous laws designed to protect consumers, including fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on geographic expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Trustmark’s business, financial condition or results of operations. TNB recently settled a fair lending enforcement action with the Department of Justice, the OCC and the CFPB. See the section captioned “Executive Overview” included in Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

In addition, financial institutions face scrutiny on actions and policies that are deemed to adversely impact consumers under the Dodd-Frank Act’s prohibition against unfair, deceptive or abusive acts and practices and Section 5 of the Federal Trade Commission Act’s prohibition against unfair or deceptive acts and practices. Bank regulators and the CFPB are responsible for enforcing these prohibitions against banking organizations. These prohibitions have been applied to prohibit perceived customer abuse in connection with a range of products, services, and practices, including account openings and fees charged where inadequate or no services are rendered for which charges were imposed, as well as other instances where consumers may have been misled through bank disclosures. In addition, the enforcement priorities of the agencies enforcing consumer protection laws have evolved over time and may continue to do so.

Failure by Trustmark to perform satisfactorily on its CRA evaluations could make it more difficult for Trustmark’s business to grow.

The performance of a bank under the CRA in meeting the credit needs of its community is a factor that must be taken into consideration when the federal banking agencies evaluate applications related to mergers and acquisitions, as well as branch opening and relocations. If TNB is unable to maintain at least a “Satisfactory” CRA rating, its ability to complete the acquisition of another financial institution or open a new branch will be adversely impacted. If TNB received an overall CRA rating of less than “Satisfactory,” the FDIC would not re-evaluate its rating until its next CRA examination, which may not occur for several more years, and it is possible that a low CRA rating would not improve in the future. As of its last examination, TNB received a CRA rating of “Satisfactory.”

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

The capital rules also include stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rules effectively disallow newly issued trust preferred securities to be a component of a holding company’s Tier 1 capital. Trustmark will continue to count $60.0 million in outstanding trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by a grandfather provision in the capital rules, but this grandfather provision may cease to apply if Trustmark consummates an acquisition of a depository institution holding company and the resulting organization has $15 billion of more in total assets.

FASB Accounting Standard Codification (ASC) Topic 326, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” requires Trustmark to recognize all expected credit losses over the life of a loan based on historical experience, current conditions and reasonable and supportable forecasts. FASB ASC Topic 326 generally is expected to result in earlier recognition of credit losses, which would increase reserves and decrease capital. Additionally, the allowance for credit losses model could be materially impacted by changes in current and forecasted macroeconomic conditions. It is not possible to predict the timing or magnitude of changes in macroeconomic conditions or the impact such changes could have on Trustmark’s allowance for credit losses; however, material changes in the allowance for credit losses could have a material impact on Trustmark’s reserves and capital.

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

Trustmark regularly uses third-party service providers and subcontractors as part of its business. Trustmark also has substantial ongoing business relationships with partners and other third-parties and relies on certain third-parties to provide products and services necessary to maintain day-to-day operations. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, OCC, CFPB and FDIC. Under regulatory guidance, Trustmark is required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third-party service providers and subcontractors and other ongoing third-party business relationships. These regulatory expectations may change, and potentially become more rigorous in certain ways, due to an interagency effort to replace existing guidance on the risk management of third-party relationships with new guidance. Trustmark expects that the regulators will hold Trustmark responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which Trustmark has these relationships. Trustmark maintains a system of policies and procedures designed to ensure adequate due diligence is performed and to monitor vendor risks. While Trustmark believes these policies and procedures effectively mitigate risk, if the regulators conclude that Trustmark has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, Trustmark could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

Operational Risks

There may be risks resulting from the extensive use of models in Trustmark’s business.

Trustmark relies on statistical and quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, calculating regulatory capital levels and estimating the fair value of financial instruments and balance sheet items. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If models for determining interest rate risk and asset-liability management are inadequate, Trustmark may incur increased or unexpected losses upon changes in market interest rates or other market measures. If models for determining expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what Trustmark could realize upon sale or settlement of such financial instruments. Any such failure in the analytical or forecasting models could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

If Trustmark consummates an acquisition, a portion of the purchase price would generally be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2021, goodwill and other identifiable intangible assets were $389.3 million. Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets. Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2021 indicated no impairment of goodwill for any reporting segment. Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans. At December 31, 2021, Trustmark held $4.6 million of other real estate, compared to $11.7 million at December 31, 2020. The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios. Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title. As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets. The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

If Trustmark is required to repurchase a significant number of mortgage loans that it had previously sold, such repurchases could negatively affect earnings.

One of Trustmark’s primary business operations is mortgage banking under which residential mortgage loans are sold in the secondary market under agreements that contain representations and warranties related to, among other things, the origination and characteristics of the mortgage loans. Trustmark may be required to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the anticipated economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties. Generally, putback requests may be made until the loan is paid in full. However, mortgage loans delivered to the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Representations and Warranties Framework, which provides that FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties if the mortgage loans satisfy certain criteria, such as payment history or quality control review.

Changes in retail distribution strategies and consumer behavior may adversely impact Trustmark’s investments in premises, equipment, technology and other assets and may lead to increased expenditures to change its retail distribution channel.

Trustmark has significant investments in bank premises and equipment for its branch network. Advances in technology such as ecommerce, telephone, internet and mobile banking, and in-branch self-service technologies including interactive teller machines (ITMs) and other equipment, as well as an increasing customer preference for these other methods of accessing Trustmark’s products and services, could decrease the value of its branch network, technology, or other retail distribution physical assets and may cause Trustmark to change its retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce its remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate, reconfigure or close a number of Trustmark’s remaining branches or to otherwise reform its retail distribution channel.

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

Trustmark’s ability to attract and retain customers, clients, investors, and highly-skilled management and employees is affected by its reputation. Public perception of the financial services industry declined as a result of the economic downturn and related government response. Trustmark faces increased public and regulatory scrutiny resulting from the financial crisis and economic downturn. Significant harm to Trustmark’s reputation can also arise from other sources, including employee misconduct, actual or perceived unethical or illegal behavior, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, disclosure of confidential information, significant or numerous failures, interruptions or breaches of its information systems and the activities of its clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry may have a significant adverse effect on Trustmark’s reputation. Trustmark could also suffer significant reputational harm if it fails to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as Trustmark expands its business activities through more numerous transactions, obligations and interests with and among its clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to deal with Trustmark, which could adversely affect Trustmark’s businesses.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and actions taken to mitigate its spread and economic impact could adversely affect Trustmark’s business activities, financial condition and results of operations.

The spread of COVID-19, and actions taken by governmental and public health authorities to mitigate its spread, such as instituting quarantines, travel restrictions and “shelter in place” orders, have caused and may continue to cause severe disruptions in both domestic and international economies, which could continue to disrupt the business, activities and operations of Trustmark’s customers, as well as its business and operations. Moreover, since the beginning of January 2020, the COVID-19 pandemic and actions taken to mitigate the spread of it have had and may continue to have an adverse impact on economic activity globally, nationally and locally.

Trustmark’s business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. A significant increase in the number of COVID-19 cases may result in a significant decrease in business and/or cause Trustmark’s customers to be unable to meet existing payment or other obligations, particularly in the event of a significant increase in COVID-19 cases in Trustmark’s market regions. Although Trustmark maintains contingency plans for pandemic outbreaks, a significant increase in COVID-19 case above current levels could also negatively impact the availability of key personnel necessary to conduct its business activities. Such an increase or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for Trustmark. If COVID-19 spreads or the response to contain COVID-19 is unsuccessful, Trustmark could experience a material adverse effect to its business, financial condition, and results of operations.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of actions by the FRB that affect Trustmark. Market interest rates have declined significantly. In March of 2020, the ten-year Treasury yield fell below 1.00% for the first time, and the FRB reduced the target federal funds rate by 150 basis points to a range of 0.00% to 0.25% and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The FRB also reduced the interest that it pays on excess reserves from 1.60% to 0.10% during March of 2020. These rates continued throughout 2021. The FRB has announced that it intends to begin raising rates and withdrawing other support measures starting in March 2022. It is not clear how the markets will react to these changes; heightened volatility resulting therefrom, especially if prolonged, could adversely affect Trustmark's net results of operations or financial condition. In addition, the federal banking agencies also issued guidance encouraging financial institutions to prudently work with affected borrowers and providing relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. Pursuant to such guidance and related provisions of the CARES Act, Trustmark is not treating certain COVID-19-related loan modifications as TDRs. For additional details regarding COVID-related loan modification, see the section captioned “COVID-19 Update – Loan Concessions” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. Finally, in response to the

COVID-19 pandemic, the FRB established numerous emergency programs, including various liquidity facilities, intended to mitigate disruptions to certain financial markets, all of which have since expired. The absence of such emergency programs could result in further financial market disruptions, and adversely affect Trustmark’s business, if economic conditions decline.

In addition, the spread of COVID-19 has caused and may continue to cause Trustmark to modify its business practices, including the implementation of temporary branch and office closures. Trustmark may be required to take further actions by government authorities related to the COVID-19 pandemic, and may also take further actions that it determines are in the best interests of its employees, customers and business partners. Although Trustmark has initiated certain protocol and restricted business travel in its workforce, if significant portions of its workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the pandemic, the impact of the pandemic on Trustmark’s business could be exacerbated. Further, increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and Trustmark’s employees may be more susceptible to phishing and social engineering attempts in the remote environment. In addition, Trustmark’s technological resources may be strained due to the number of remote users.

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

Trustmark participated as a lender under the PPP. Since the opening of the PPP, several financial institutions have been subject to litigation regarding the processes and procedures used in processing applications for the PPP. Trustmark may be exposed to the risk of similar litigation, from both customers and non-customers that approached TNB regarding PPP loans, regarding its processes and procedures used in processing applications for the PPP. In addition to litigation, Trustmark’s participation in the PPP exposes Trustmark to the possibility of governmental investigations, enforcement actions and negative publicity. If any such litigation, enforcement action or other action is filed against Trustmark and is not resolved in a manner favorable to Trustmark, it may result in significant financial liability or adversely affect Trustmark’s reputation. In addition, litigation and investigations can be costly, regardless of outcome. Any financial liability, litigation and investigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on Trustmark’s business, financial condition and results of operations.

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

Climate change and societal responses to climate change could adversely affect Trustmark’s business and results of operations, including indirectly through impact to its customers.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require businesses to expend significant capital and incur compliance, operating, maintenance and remediation costs. Consumers and businesses also may change their behavior on their own as a result of these concerns.

It is not possible to predict how climate change may impact Trustmark’s financial condition and operations; however, Trustmark operates in areas where its business and the activities of its customers could be impacted by the effects of climate change. The effects of climate change may include increased frequency or severity of weather-related events, such as severe storms, hurricanes, flooding and droughts and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change customer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for Trustmark’s products and services. Trustmark and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. Trustmark and its customers may face cost increases, asset value reductions, operating process changes and the like. The impact to Trustmark’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, Trustmark could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Trustmark’s efforts to take these risks into account may not be effective in protecting it from the negative impact of new laws and regulations or changes in consumer or business behavior and could have a material adverse effect on Trustmark’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Trustmark’s principal offices are housed in its main office building located in downtown Jackson, Mississippi and owned by TNB. Trustmark’s main office building is primarily allocated for bank use with a small portion available for occupancy by tenants on a lease basis, although such incidental leasing activity is not material to Trustmark’s operations. At December 31, 2021, Trustmark, through TNB, operated 167 full-service branches, 13 limited-service branches and an automated teller machine (ATM) network, which included 198 ATMs and 69 ITMs at its branches and other locations. In addition, Trustmark operated 11 offices in various locations providing mortgage banking, wealth management and insurance services. Trustmark leases 32 of its branch and other office locations with the remainder being owned. Trustmark believes its properties are suitable and adequate to operate its financial services business.

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

Trustmark paid quarterly cash dividends to shareholders of $0.23 per share, or $0.92 per share annually, in 2021. As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so. All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2022, there were approximately 3,183 registered shareholders of record and approximately 20,576 beneficial account holders of shares in nominee name of Trustmark’s common stock. Other information required by this item can be found in Note 18 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

Stock Repurchase Program

The Board of Directors of Trustmark authorized a stock repurchase program effective April 1, 2019, under which $100.0 million of Trustmark’s outstanding common shares could be acquired through March 31, 2020. Under this authority, Trustmark repurchased approximately 1.5 million shares of its common stock valued at $47.2 million.

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021. On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic. Trustmark resumed the repurchase of its shares in January 2021. Under this authority, Trustmark repurchased approximately 1.9 million shares of its outstanding common stock valued at $61.8 million during 2021.

On December 7, 2021, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2022, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2022. These shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework. There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management's discretion. Under this authority, Trustmark repurchased approximately 156 thousand shares of its common stock value at $5.2 million during January 2022.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the S&P 500 – Regional Banks index. The S&P 500 – Regional Banks index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised of stock in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2016, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2016	2017	2018	2019	2020	2021
Trustmark	$100.00	$91.98	$84.42	$105.29	$86.44	$105.78
NASDAQ Composite-Total Return	100.00	129.64	125.96	172.18	249.51	304.85
S&P 500 - Regional Banks	100.00	117.43	96.08	130.11	124.21	174.55

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the three years ended December 31, 2021 ($ in thousands, except per share data). The data should be read in conjunction with Part II. Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2021	2020	2019
Consolidated Statements of Income
Total interest income	$442,511	$468,335	$510,492
Total interest expense	24,160	41,798	83,903
Net interest income	418,351	426,537	426,589
Provision for credit losses (PCL), LHFI (1)	(21,499)	36,113	10,797
PCL, off-balance sheet credit exposures (2)	(2,949)	8,934	—
Provision for loan losses, acquired loans (1)	—	—	42
Noninterest income	221,910	274,593	187,045
Noninterest expense (2)	489,296	466,301	429,002
Income before income taxes	175,413	189,782	173,793
Income taxes	28,048	29,757	23,333
Net Income	$147,365	$160,025	$150,460

Total Revenue (3)	$640,261	$701,130	$613,634

Per Share Data
Basic earnings per share	$2.35	$2.52	$2.33
Diluted earnings per share	2.34	2.51	2.32
Cash dividends per share	0.92	0.92	0.92

Performance Ratios
Return on average equity	8.32%	9.52%	9.28%
Return on average tangible equity	10.81%	12.58%	12.45%
Return on average assets	0.86%	1.05%	1.11%
Average equity/average assets	10.38%	11.05%	12.02%
Net interest margin (fully taxable equivalent)	2.76%	3.19%	3.62%
Dividend payout ratio	39.15%	36.51%	39.48%

Credit Quality Ratios (4)
Net charge-offs (recoveries)/average loans	-0.04%	0.02%	0.06%
PCL/average loans (1)	-0.21%	0.36%	0.12%
Nonaccrual LHFI/(LHFI + LHFS)	0.60%	0.61%	0.56%
Nonperforming assets/(LHFI + LHFS) plus other real estate	0.64%	0.73%	0.86%
Allowance for credit losses (ACL) LHFI/LHFI (1)	0.97%	1.19%	0.90%
(1)
Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.
(2)
During 2021, Trustmark reclassified its credit loss expense on off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.
(3)
Consistent with Trustmark’s audited financial statements, total revenue is defined as net interest income plus noninterest income.
(4)
Excludes PPP and acquired loans.

December 31,	2021	2020	2019
Consolidated Balance Sheets
Total assets	$17,595,636	$16,551,840	$13,497,877
Securities	3,581,414	2,529,887	2,340,503
Total loans (incl. PPP, LHFS and acquired loans)	10,556,871	10,881,609	9,634,576
Deposits	15,087,160	14,048,764	11,245,557
Total shareholders' equity	1,741,311	1,741,117	1,660,702

Stock Performance
Market value - close	$32.46	$27.31	$34.51
Book value	28.25	27.45	25.87
Tangible book value	21.93	21.26	19.84

Capital Ratios
Total equity/total assets	9.90%	10.52%	12.30%
Tangible equity/tangible assets	7.86%	8.34%	9.72%
Tangible equity/risk-weighted assets	10.71%	11.22%	11.58%
Tier 1 leverage ratio (1)	8.73%	9.33%	10.48%
Common equity tier 1 risk-based capital ratio (1)	11.29%	11.62%	11.93%
Tier 1 risk-based capital ratio (1)	11.77%	12.11%	12.48%
Total risk-based capital ratio (1)	13.55%	14.12%	13.25%
(1)
Effective 2020, Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report. Discussion and analysis of Trustmark’s financial condition and results of operations for the years ended December 31, 2020 and 2019 are included in the respective sections within Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trustmark’s Annual Report filed on Form 10-K for the year ended December 31, 2020.

COVID-19 Update

Trustmark has been proactive in responding to the COVID-19 pandemic, taking comprehensive action to support customers, associates and the communities it serves. Trustmark activated its Pandemic Preparedness Plan in March 2020 to protect the health and safety of its employees and customers, and continues to take additional precautions as recommended by the Centers for Disease Control and Prevention (CDC) and mandated by government ordinances. Trustmark remains committed to serving its customers through its branches, actively promoting digital touchpoints including its ATM and ITM network and robust digital and mobile banking options. To date, Trustmark has not incurred any significant disruptions to its business activities.

Exposure to Stressed Industries

The full impact of COVID-19 is unknown and continues to evolve rapidly. It has caused substantial disruption in international and domestic economies, markets and employment. The pandemic has had and may continue to have a significant adverse impact on certain industries Trustmark serves. The following provides a summary of Trustmark’s exposure to COVID-19 impacted industries within the LHFI portfolio at December 31, 2021:

•
Restaurants: Aggregate outstanding balance of $100.0 million, credit exposure of $115.0 million, 296 total loans, represents 1.0% of Trustmark’s outstanding LHFI portfolio, 88.0% of the loans are real estate secured, 38.0% are full-service restaurants, 59.0% are limited-service restaurants and 3.0% are other.
•
Hotels: Aggregate outstanding balance of $358.0 million, credit exposure of $369.0 million, 86 total loans, represents 3.5% of Trustmark’s outstanding LHFI portfolio, 99.0% of the loans are real estate secured, consists of experienced operators and carry secondary guarantor support, 95.0% operate under a major hotel chain.
•
Retail (Commercial Real Estate): Aggregate outstanding balance of $415.0 million, credit exposure of $508.0 million, 298 total loans, represents 4.1% of Trustmark’s outstanding LHFI portfolio, 23.0% are stand-alone buildings with strong essential services tenants, 2.0% are national grocery store-anchored, 19.0% are investment grade anchored centers, mall exposure in only one borrower with $4.0 million outstanding.
•
Energy: Aggregate outstanding balance of $112.1 million, credit exposure of $321.9 million, 112 total loans, represents 1.1% of Trustmark’s outstanding LHFI portfolio, no loans where repayment or underlying security ties to realization of value from energy reserves.
•
Higher Risk Commercial and Industrial: Aggregate outstanding balance of $10.0 million, credit exposure of $13.5 million, one borrower.

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on clients and prospects, and on the global, national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect Trustmark’s loan portfolio.

Loan Concessions

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”. This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance went on to explain that, in consultation with the FASB staff, that the federal banking agencies conclude that short-term modifications (e.g., six months) made on a good faith basis to borrowers that were current as of the implementation date of a relief program are not TDRs. On March 27, 2020, the CARES Act, a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current at December 31, 2019 are not TDRs. On April 7, 2020, the federal banking agencies revised its earlier guidance to clarify the interaction between the March 22, 2020 interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, amended section 4013 of the CARES Act to provide an extension of the period in which TDR relief was available to financial institutions. At December 31, 2021, the balance of loans remaining under some type of COVID-19 related concession totaled $1.1 million compared to $34.2 million at December 31, 2020. Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days. Consumer concessions were 90-day full payment deferrals.

Paycheck Protection Program

A provision in the CARES Act included initial funds for the creation of the PPP through the SBA and Treasury Department. The PPP was intended to provide loans to small businesses, sole proprietorships, independent contractors and self-employed individuals to pay their employees, rent, mortgage interest and utilities. PPP loans are forgivable, in whole or in part, if the proceeds were used for payroll and other permitted purposes in accordance with the requirements of the PPP. The loans are 100% guaranteed by the SBA. The SBA and Treasury Department released a series of rules, guidance documents and processes governing the PPP, including a streamlined process for loan forgiveness of PPP loans of $150 thousand or less. The Consolidated Appropriations Act, 2021 extended some of the relief provisions in certain respects of the CARES Act, and appropriated additional funds to the PPP and permitted certain PPP borrowers to make “second draw” loans. Subsequently, the American Rescue Plan Act of 2021, enacted on March 11, 2021, expanded the eligibility criteria for both first and second draw PPP loans and revised the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

From April to August 2020, Trustmark originated PPP loans for qualified small businesses and other borrowers. Trustmark resumed submitting PPP applications to the SBA on behalf of qualified small businesses and other borrowers under the CARES Act, amended by the Consolidated Appropriations Act, 2021, in January 2021. Trustmark originated 5,727 PPP loans totaling $376.2 million ($354.5 million net of $21.7 million of deferred fees and costs) during 2021, compared to 9,691 PPP loans originated in 2020 totaling $970.0 million ($944.3 million net of $25.7 million of deferred fees and costs).

On June 30, 2021, Trustmark announced the sale of approximately $354.2 million of its outstanding PPP loans, substantially all PPP loans originated in 2021, to The Loan Source, Inc. (Loan Source), a firm with significant expertise in PPP loans. As a result of this transaction, Loan Source assumed responsibility for the servicing and forgiveness process for the loans it acquired from Trustmark. This transaction allowed Trustmark to focus on more traditional lending efforts and increase its ability to provide customers with financial services in an improving economic environment. Trustmark accelerated the recognition of unamortized PPP loan origination fees, net of costs, of approximately $18.6 million in the second quarter of 2021 due to the sale. This revenue was substantially the same as Trustmark would expect to recognize upon maturity or forgiveness of the PPP loans sold in this transaction, and thus this transaction served to accelerate revenue anticipated in future periods and recognize it during the second quarter of 2021.

At December 31, 2021, Trustmark had 109 PPP loans outstanding totaling $33.8 million ($33.3 million net of $500 thousand of deferred fees and costs), compared to 7,398 PPP loans outstanding totaling $623.0 million ($610.1 million net of $12.9 million of deferred fees and costs) at December 31, 2020. In addition to the loans sold, PPP loans totaling $605.5 million were forgiven by the SBA during 2021, compared to $346.9 million forgiven by the SBA during the fourth quarter of 2020.

Due to the amount and nature of the PPP loans, these loans are not included in Trustmark’s LHFI portfolio and are presented separately in the accompanying consolidated balance sheets. Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years and remains focuses on providing support, advice and solutions to its customers' unique needs. Trustmark's financial performance during 2021 reflected continued balance sheet growth, with growth in LHFI of $423.3 million, or 4.3%, and deposits of $1.038 billion, or 7.4%, as well as strong credit quality and disciplined expense management. Trustmark remains focused on expanding customer relationships, which was reflected in the solid performance of its banking, insurance and wealth management businesses. Mortgage banking revenue remained strong during 2021 following record setting levels in the prior year.

During the third quarter of 2021, Trustmark completed a voluntary early retirement program, resulting in non-routine expenses of $5.7 million (salaries and employee benefits expense of $5.6 million and other miscellaneous expense of $89 thousand). In addition, during the third quarter of 2021, Trustmark entered into a settlement with regulatory authorities to resolve fair lending allegations in the Memphis metropolitan statistical area (MSA). As previously disclosed, Trustmark incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis MSA.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. The Board of Directors of Trustmark declared a quarterly cash dividend of $0.23 per share. The dividend is payable March 15, 2022, to shareholders of record on March 1, 2022.

Financial Highlights

Trustmark reported net income of $26.2 million, or basic and diluted earnings per share (EPS) of $0.42, for the fourth quarter of 2021, compared to $51.2 million, or basic and diluted EPS of $0.81, in the fourth quarter of 2020. Trustmark’s reported performance during the quarter ended December 31, 2021, produced a return on average tangible equity of 7.72%, a return on average assets of 0.60%, an average equity to average assets ratio of 10.12% and a dividend payout ratio of 54.76%, compared to a return on average tangible equity of 15.47%, a return on average assets of 1.28%, an average equity to average assets ratio of 10.82% and a dividend payout ratio of 28.40% during the quarter ended December 31, 2020.

Revenue, which is defined as net interest income plus noninterest income, totaled $149.1 million for the quarter ended December 31, 2021 compared to $177.5 million for the quarter ended December 31, 2020, a decrease of $28.4 million, or 16.0%. The decrease in total revenue for the fourth quarter of 2021 compared to the same time period in 2020 was principally due to declines in mortgage banking, net and interest and fees on PPP loans.

Net interest income for the fourth quarter of 2021 totaled $98.3 million, a decrease of $13.1 million, or 11.7%, when compared to the fourth quarter of 2020, principally due to a decline in interest and fees on PPP loans of $14.5 million, or 97.3%, as a result of PPP loans that have been forgiven by the SBA. Noninterest income for the fourth quarter of 2021 totaled $50.8 million, a decrease of $15.4 million, or 23.2%, when compared to the fourth quarter of 2020, principally due to a decrease in mortgage banking, net of $16.5 million, or 58.8%. The decrease in mortgage banking, net for the fourth quarter of 2021 was principally due to a decrease in gain on sales of loans, net partially offset by an increase in the net hedge ineffectiveness. Noninterest expense for the fourth quarter of 2021 totaled $119.5 million, a decrease of $425 thousand, or 0.4%, when compared to the fourth quarter of 2020, principally due to declines in salaries and employee benefits of $1.4 million, or 2.0%, primarily as a result of declines in performance incentives and COVID-related salary expense, and other expense of $1.3 million, or 8.3%, primarily attributed to decreases in other miscellaneous expenses and loan expenses, which were largely offset by increases in other real estate expense, net of $1.1 million and services and fees of $577 thousand, or 2.6%. The increase in other real estate expense, net was principally due to a net loss on sale of other real estate during the fourth quarter of 2021 compared to a net gain on sale of other real estate during the fourth quarter of 2020, partially offset by a decrease in other real estate write-downs. The increase in services and fees when the fourth quarter of 2021 is compared to the fourth quarter of 2020 was principally due to increases in data processing charges related to software and advertising expenses partially offset by a decline in outside services and fees.

Trustmark’s PCL, LHFI for the three months ended December 31, 2021 totaled a negative $4.5 million compared to a negative $4.4 million for the three months ended December 31, 2020, a decrease of $102 thousand, or 2.3%. The PCL, off-balance sheet credit exposures totaled $2.9 million for the three months ended December 31, 2021 compared to a negative $1.1 million for the three months ended December 31, 2020, an increase of $4.0 million. The increase in the PCL, off-balance sheet credit exposures for the fourth quarter of 2021 was primarily due to an increase in the balance of unfunded commitments to extend credit. Please see the section captioned “Provision for Credit Losses,” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

For the year ended December 31, 2021, Trustmark reported net income of $147.4 million, or basic and diluted EPS of $2.35 and $2.34, respectively, compared to $160.0 million, or basic and diluted EPS of $2.52 and $2.51, respectively, for the year ended December 31, 2020 and $150.5 million, or basic and diluted EPS of $2.33 and $2.32, respectively, for the year ended December 31, 2019. Trustmark’s reported performance for the year ended December 31, 2021, produced a return on average tangible equity of 10.81%, a return on average assets of 0.86% and a dividend payout ratio of 39.15%, compared to a return on average tangible equity of 12.58%, a return on average assets of 1.05% and a dividend payout ratio of 36.51% for the year ended December 31, 2020 and a return on average tangible equity of 12.45%, a return on average assets of 1.11% and a dividend payout ratio of 39.48% for the year ended December 31, 2019. Trustmark’s average equity to average assets ratio was 10.38%, 11.05% and 12.02% for the years ended December 31, 2021, 2020 and 2019, respectively.

Revenue totaled $640.3 million for the year ended December 31, 2021, compared to $701.1 million and $613.6 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $60.9 million, or 8.7%, and an increase of $87.5 million, or 14.3%, respectively. The decrease in total revenue for 2021 compared to 2020 was principally due to a decline in gain on sales of loans, net of $54.9 million, or 49.5%, included in mortgage banking, net. See the section captioned “Noninterest Income” for additional information on the change in mortgage banking, net.

Net interest income for the year ended December 31, 2021 totaled $418.4 million, a decrease of $8.2 million, or 1.9%, when compared to the year ended December 31, 2020, principally due to declines in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in interest expense on deposits and an increase in interest and fees on PPP loans. Interest and fees on LHFS and LHFI declined $27.0 million, or 6.9%, and interest on securities declined $10.1 million, or 20.4%, when 2021 is compared to 2020 as a result of lower interest rates. Interest expense on deposits declined $20.5 million, or 54.8%, when 2021 is compared to 2020 principally due to declines in interest rates on interest checking and money market deposit accounts as well as declines in average balances and interest rates on certificates of deposits. Interest and fees on PPP loans increased $10.1 million, or 37.8%, when 2021 is compared to 2020 principally due to the accelerated recognition of the unamortized loan fees on the PPP loans sold during the second quarter of 2021 partially offset by PPP loans that were forgiven by the SBA.

Noninterest income totaled $221.9 million for 2021, a decrease of $52.7 million, or 19.2%, when compared to 2020, principally due to a decrease in mortgage banking, net partially offset by increases in bank card and other fees, wealth management income and insurance commissions. Mortgage banking, net decreased $62.1 million, or 49.3%, when 2021 is compared to 2020, principally due to decreases in gain on sales of loans, net and the net hedge ineffectiveness as well as an increase in the MSR run-off. Bank card and other fees increased $3.6 million, or 11.7%, when 2021 is compared to 2020 principally due to an increase in interchange income. Wealth management income increased $3.6 million, or 11.3%, when 2021 is compared to 2020 principally due to increases in income from brokerage services and trust management services. Insurance commissions increased $3.3 million, or 7.4%, when 2021 is compared to 2020 principally due to increases in property and casualty commissions and other commission income.

Noninterest expense totaled $489.3 million for 2021, an increase of $23.0 million, or 4.9%, when compared to 2020, principally due to increases in salaries and employee benefits, services and fees and other expense. Salaries and employee benefits expense increased $11.9 million, or 4.4%, when 2021 is compared to 2020 principally due to non-routine expenses related to the voluntary early retirement program completed during the third quarter of 2021 and increases in salaries expense primarily related to general merit increases, commissions expense primarily related to increased mortgage production and improvements in insurance and wealth management, and annual performance incentives, partially offset by non-routine expenses related to the voluntary early retirement program completed during the first quarter of 2020 and a decline in COVID-related salary expense. Trustmark completed voluntary early retirement programs during 2021 and 2020 and incurred $5.6 million and $4.3 million, respectively, of non-routine salaries and employee benefits expense related to these programs. Excluding these non-routine expenses, salaries and employee benefits increased $10.6 million, or 3.9%, when 2021 is compared to 2020. Services and fees increased $5.6 million, or 6.7%, when 2021 is compared to 2020, primarily due to increases in data processing charges related to software. Other expense increased $2.3 million, or 3.9%, when 2021 is compared to 2020 principally due to the $5.0 million regulatory settlement expense incurred during the third quarter of 2021 partially offset by declines in sponsorships and contributions expense and property valuation adjustments related to properties transferred to assets held for sale. Excluding the non-routine settlement expense, other expense declined $2.7 million, or 4.7%, when 2021 is compared to 2020.

Trustmark’s PCL, LHFI for 2021 totaled a negative $21.5 million compared to $36.1 million for 2020, a decrease of $57.6 million. The PCL, off-balance sheet credit exposures totaled a negative $2.9 million for 2021 compared to $8.9 million for 2020, a decrease of $11.9 million. The decreases in the PCL on LHFI and off-balance sheet credit exposures were principally due to improvements in macroeconomic forecasts and credit quality. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At December 31, 2021, nonperforming assets totaled $67.3 million, a decrease of $7.5 million, or 10.1%, compared to December 31, 2020 principally due to a decline other real estate. Total nonaccrual LHFI were $62.7 million at December 31, 2021, representing a slight decrease of $430 thousand, or 0.7%, relative to December 31, 2020, as reductions, pay-offs and charge-offs of nonaccrual LHFI were largely offset by LHFI placed on nonaccrual status. The percentage of loans, excluding PPP loans, that are 30 days or more past due and nonaccrual LHFI decreased in 2021 to 1.51% compared to 2.08% in 2020. Other real estate totaled $4.6 million at December 31, 2021, a decline of $7.1 million, or 60.9%, when compared to December 31, 2020, principally due to properties sold in Trustmark’s Mississippi, Alabama, and Tennessee market regions.

LHFI totaled $10.248 billion at December 31, 2021, an increase of $423.3 million, or 4.3%, compared to December 31, 2020. The increase in LHFI during 2021 was primarily due to net growth in LHFI secured by nonfarm, nonresidential properties (NFRN LHFI), LHFI secured by 1-4 family residential properties, state and other political subdivision LHFI and commercial and industrial LHFI, partially offset by a net decline in other real estate secured LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $15.087 billion at December 31, 2021, an increase of $1.038 billion, or 7.4%, compared to December 31, 2020, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts. During 2021, noninterest-bearing deposits increased $422.1 million, or 9.7%, primarily due to growth in all categories of noninterest-bearing deposit accounts. Interest-bearing deposits increased $616.3 million, or 6.4%, during 2021, primarily due to growth in consumer and commercial interest checking and Money Market Deposit Accounts (MMDA) as well as consumer savings accounts, partially offset by declines in all categories of certificates of deposits and public interest checking accounts.

Critical Accounting Policies and Accounting Estimates

Trustmark’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the financial services industry. Application of these accounting principles requires Management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on historical experience, current information and other factors deemed relevant as of the date of the consolidated financial statements; accordingly, as this information changes, actual financial results could differ from those estimates.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. An accounting estimate is considered critical if the accounting estimate requires Management to make assumptions about matters with a significant level of uncertainty and if the accounting estimate, or changes to the accounting estimate that are reasonably likely to occur from period to period, have had or are reasonable likely to have a material impact to the consolidated financial statements.

For additional information regarding the accounting policies discussed below, please see Note 1 – Significant Accounting Policies set forth in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Allowance for Credit Losses (ACL)

LHFI

The ACL for LHFI is a valuation account, calculated in accordance with FASB ASC Topic 326, that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL for LHFI represents Management’s best estimate of current expected credit losses on Trustmark’s existing LHFI portfolio considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. The ACL for LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of Trustmark’s LHFI portfolio segments. These segments are further disaggregated into loan classes, the level at which credit risk is estimated. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the ACL is complex and requires judgement by Management about the effect of matters that are inherently uncertain. While Management utilizes its best judgment and information available, the ultimate adequacy of Trustmark’s ACL is dependent upon a variety of factors beyond its controls, including the performance of the portfolios, the economy, changes in interest rates and the view of regulatory authorities toward classification of assets. In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and PCL, LHFI in those future periods. Given the nature of many of the factors, forecasts and assumptions in the ACL methodology, it is not possible to provide meaningful estimates of the impact of any such potential change.

For a complete description of Trustmark’s ACL methodology for the LHFI portfolio, please see Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which are not unconditionally cancellable. The ACL on off-balance sheet credit exposures is a liability account calculated in accordance with FASB ASC Topic 326 and presented in the accompanying consolidated balance sheets. Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures.

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

Evaluations of the unfunded commitments are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the ACL is complex and requires judgement by Management about the effect of matters that are inherently uncertain. While Management utilizes its best judgment and information available, the ultimate adequacy of Trustmark’s ACL is dependent upon a variety of factors beyond its control, including the performance of the portfolios, the economy, changes in interest rates and the view of regulatory authorities toward classification of assets. In future periods, evaluations of off-balance sheet credit exposures, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and PCL, off-balance sheet credit exposures in those future periods. Given the nature of many of the factors, forecasts and assumptions in the ACL methodology, it is not possible to provide meaningful estimates of the impact of any such potential change.

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

At December 31, 2021, the MSR fair value was $87.7 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2021, would be a decline in fair value of approximately $4.4 million and $3.2 million, respectively. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts. See the section captioned “MSR” in Note 7 – Mortgage Banking included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for additional information regarding the valuation of the MSR.

Recent Legislative and Regulatory Developments

For information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of this report.

Non-GAAP Financial Measures

In addition to capital ratios defined by GAAP and banking regulators, Trustmark utilizes various tangible common equity measures when evaluating capital utilization and adequacy. Tangible common equity, as defined by Trustmark, represents common equity less goodwill and identifiable intangible assets. Trustmark’s Common Equity Tier 1 capital includes common stock, capital surplus and retained earnings, and is reduced by goodwill and other intangible assets, net of associated net deferred tax liabilities as well as disallowed deferred tax assets and threshold deductions as applicable.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2021	2020	2019
AVERAGE BALANCES
Total shareholders' equity		$1,770,151	$1,681,587	$1,622,013
Less: Goodwill		(384,463)	(383,582)	(379,627)
Identifiable intangible assets		(6,205)	(8,060)	(9,212)
Total average tangible equity		$1,379,483	$1,289,945	$1,233,174
PERIOD END BALANCES
Total shareholders' equity		$1,741,311	$1,741,117	$1,660,702
Less: Goodwill		(384,237)	(385,270)	(379,627)
Identifiable intangible assets		(5,074)	(7,390)	(7,343)
Total tangible equity	(a)	$1,352,000	$1,348,457	$1,273,732

TANGIBLE ASSETS
Total assets		$17,595,636	$16,551,840	$13,497,877
Less: Goodwill		(384,237)	(385,270)	(379,627)
Identifiable intangible assets		(5,074)	(7,390)	(7,343)
Total tangible assets	(b)	$17,206,325	$16,159,180	$13,110,907
Risk-weighted assets	(c)	$12,623,630	$12,017,378	$11,002,877

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$147,365	$160,025	$150,460
Plus: Intangible amortization net of tax		1,738	2,289	3,088
Net income adjusted for intangible amortization		$149,103	$162,314	$153,548
Period end common shares outstanding	(d)	61,648,679	63,424,526	64,200,111

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		10.81%	12.58%	12.45%
Tangible equity/tangible assets	(a)/(b)	7.86%	8.34%	9.72%
Tangible equity/risk-weighted assets	(a)/(c)	10.71%	11.22%	11.58%
Tangible book value	(a)/(d)*1,000	$21.93	$21.26	$19.84

COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,741,311	$1,741,117	$1,660,702
CECL transition adjustment (2)		26,000	31,199	—
AOCI-related adjustments		32,560	1,051	23,600
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,252)	(371,333)	(365,738)
Other adjustments and deductions for CET1 (3)		(4,392)	(6,190)	(5,896)
CET1 capital	(e)	1,425,227	1,395,844	1,312,668
Additional tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Tier 1 capital		$1,485,227	$1,455,844	$1,372,668
Common equity tier 1 risk-based capital ratio	(e)/(c)	11.29%	11.62%	11.93%

(1)
Calculated using net income adjusted for intangible amortization divided by total average tangible equity.
(2)
Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.
(3)
Includes other intangible assets, net of DTLs, disallowed deferred tax assets and threshold deductions, as applicable.

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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2021		2020		2019
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$147,365	$2.34	$160,025	$2.51	$150,460	$2.32

Significant non-routine transactions:
Voluntary early retirement program	4,275	0.07	3,281	0.05	—	—
Regulatory settlement charge (not tax deductible)	5,000	0.08	—	—	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$156,640	$2.49	$163,306	$2.56	$150,460	$2.32

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	8.32%	8.83%	9.52%	9.69%	9.28%	n/a
Return on average tangible equity	10.81%	11.45%	12.58%	12.81%	12.45%	n/a
Return on average assets	0.86%	0.92%	1.05%	1.07%	1.11%	n/a

Voluntary Early Retirement Program

During the third quarter of 2021, Trustmark completed a voluntary early retirement program and incurred one-time charges of $5.7 million ($5.6 million of non-routine salaries and employee benefits expense and $89 thousand of non-routine other miscellaneous expense) related to this program.

During the first quarter of 2020, Trustmark completed a voluntary early retirement program and incurred one-time charges of $4.4 million ($4.3 million of non-routine salaries and employee benefits expense and $102 thousand of non-routine other miscellaneous expense) related to this program.

Regulatory Settlement Charge

During the third quarter of 2021, Trustmark finalized a settlement with regulatory authorities to resolve fair lending allegations in the Memphis metropolitan statistical area (MSA). Trustmark incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents in majority-Black and Hispanic neighborhoods in the Memphis MSA.

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

Net interest income-FTE for the year ended December 31, 2021 decreased $8.5 million, or 1.9%, when compared with the year ended December 31, 2020. The decrease in net interest income-FTE when 2021 is compared to 2020 was principally due to declines in interest and fees on LHFS and LHFI-FTE and interest on securities-FTE, partially offset by a decline in interest on deposits and an increase in interest and fees on PPP loans. The net interest margin-FTE for 2021 decreased 43 basis points to 2.76% when compared to 2020. The net interest margin-FTE excluding PPP loans and the balance held at the Federal Reserve Bank of Atlanta (FRBA), which equals the reported net interest income-FTE excluding interest and fees on PPP loans and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the average FRBA balance, was 2.91% for 2021, a decrease of 38 basis points when compared to 3.29% for 2020. The decrease in the net interest margin-FTE excluding PPP loans and the balance held at the FRBA for 2021 was principally due to declines in the yield on the LHFS and LHFI and securities portfolios, partially offset by lower costs of interest-bearing deposits.

At December 31, 2021, Trustmark had PPP loans outstanding totaling $33.3 million, net of deferred fees and costs of $500 thousand, compared to $610.1 million, net of deferred fees and costs of $12.9 million, at December 31, 2020. Processing fees earned by TNB as the originating lender are being amortized over the life of the loans. Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding PPP loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which was included in net interest income-FTE for 2021. In addition, PPP loans totaling $605.5 million were forgiven by the SBA during 2021. Average PPP loans for 2021 totaled $350.7 million, a decrease of $296.0 million, or 45.8%, when compared to 2020. Interest and fees on PPP loans increased $10.1 million, or 37.8%, when 2021 is compared to 2020. The yield on PPP loans increased to 10.47% for 2021 compared to 4.12% for 2020. Trustmark cannot predict the amount of PPP loans that will be forgiven in whole or in part by the SBA, nor can it predict the magnitude and timing of the impact the PPP loans and related fees will have on Trustmark’s net interest margin.

The average FRBA balance, included in other earning assets, for 2021 totaled $1.777 billion, an increase of $1.161 billion when compared to 2020. Interest earned on the FRBA balance increased $1.2 million when 2021 is compared to 2020. The yield on the FRBA balance was 0.13% and 0.19% for 2021 and 2020, respectively, a decrease of 6 basis points reflecting the FRBA's reduction of the interest rate that it pays on excess reserves during the first quarter of 2020.

Average interest-earning assets for 2021 were $15.569 billion compared to $13.740 billion for 2020, an increase of $1.829 billion, or 13.3%. The increase in average earning assets during 2021 was primarily due to increases in average other earning assets of $1.168 billion, average taxable available for sale securities of $797.0 million, or 44.9%, and average loans (LHFS and LHFI) of $381.7 million, or 3.8%, which were partially offset by decreases in average PPP loans of $296.0 million, or 45.8%, and average taxable held to maturity securities of $203.2 million, or 32.4%. The increase in average other earning assets when 2021 is compared to 2020 was primarily due to an increase in excess reserves held at the FRBA as a result of the increase in customer deposit account balances. The increase in average taxable available for sale securities when 2021 is compared to 2020 was principally due to purchases of available for sale securities partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities. The increase in average loans (LHFS and LHFI) was primarily attributable to the increase in the LHFI portfolio partially offset by a decrease in LHFS when balances at December 31, 2021 are compared to balances at December 31, 2020. See the sections captioned "LHFS" and "LHFI" for additional information regarding changes in the LHFS and LHFI portfolios. The decrease in average PPP loans when 2021 is compared to 2020 was principally due to the loans forgiven by the SBA. The decrease in average taxable held to maturity securities when 2021 is compared to 2020 was primarily due to calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities.

Interest income-FTE totaled $454.2 million for 2021, a decrease of $26.1 million, or 5.4%, while the yield on total earning assets declined 58 basis points to 2.92% when compared to 2020. The decrease in interest income-FTE in 2021 primarily reflects declines in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable partially offset by the increase in interest and fees on PPP loans. During 2021, interest and fees on LHFS and LHFI-FTE declined $27.2 million, or 6.8%, when compared to 2020, while the yield on loans (LHFS and LHFI) decreased 41 basis points to 3.62% as a result of lower interest rates. During 2021, interest on securities-taxable decreased $9.6 million, or 19.8%, while the yield on securities-taxable declined 72 basis points to 1.29% when compared to 2020, primarily due to the run off of maturing investment securities and lower interest rates on securities available for sale purchased during 2021.

Average interest-bearing liabilities for 2021 totaled $10.490 billion compared to $9.627 billion for 2020, an increase of $862.9 million, or 9.0%. The increase in average interest-bearing liabilities was primarily the result of increases in average interest-bearing deposits and average subordinated notes. Average interest-bearing deposits for 2021 increased $737.8 million, or 8.0%, when compared to 2020, reflecting growth in average interest-bearing demand deposits and savings deposits, partially offset by a decline in average time deposits. Average subordinated notes increased $112.2 million when 2021 is compared to 2020 due to the addition of the subordinated notes during the fourth quarter of 2020.

Interest expense for 2021 totaled $24.2 million, a decrease of $17.6 million, or 42.2%, when compared with 2020, while the rate on total interest-bearing liabilities decreased 20 basis points to 0.23%. The decrease in total interest expense for 2021 when compared to 2020 was primarily due to a decline in interest on deposits. Interest on deposits decreased $20.5 million, or 54.8%, while the rate on interest-bearing deposits decreased 23 basis points to 0.17% when 2021 is compared to 2020, primarily due to declines in interest on all categories of interest-bearing demand deposit accounts, reflecting declines in interest rates, and interest on time deposits, reflecting declines in both interest rates and average balances.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2021			2020			2019
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$79	$—	—	$221	$1	0.45%	$9,529	$240	2.52%
Securities available for sale:
Taxable	2,573,533	30,453	1.18%	1,776,555	35,375	1.99%	1,633,496	37,717	2.31%
Nontaxable	5,166	199	3.85%	10,737	384	3.58%	29,948	1,116	3.73%
Securities held to maturity:
Taxable	423,763	8,245	1.95%	626,983	12,875	2.05%	799,726	16,932	2.12%
Nontaxable	12,765	495	3.88%	25,366	982	3.87%	26,874	1,050	3.91%
PPP loans	350,668	36,726	10.47%	646,680	26,643	4.12%	—	—	—
Loans (LHFS and LHFI)	10,377,941	375,330	3.62%	9,996,192	402,539	4.03%	9,302,037	452,578	4.87%
Acquired loans	—	—	—	—	—	—	88,903	8,373	9.42%
Other earning assets	1,825,134	2,767	0.15%	657,096	1,559	0.24%	240,622	5,363	2.23%
Total interest-earning assets	15,569,049	454,215	2.92%	13,739,830	480,358	3.50%	12,131,135	523,369	4.31%
Other assets	1,599,114			1,592,393			1,452,012
Allowance for loan losses	(110,170)			(108,567)			(83,559)
Total Assets	$17,057,993			$15,223,656			$13,499,588

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,096,746	4,906	0.12%	$3,584,249	9,985	0.28%	$3,051,170	35,428	1.16%
Savings deposits	4,622,167	7,912	0.17%	4,149,860	13,481	0.32%	3,650,178	19,462	0.53%
Time deposits	1,287,663	4,127	0.32%	1,534,673	14,021	0.91%	1,783,928	24,281	1.36%
Federal funds purchased and securities sold under repurchase agreements	172,782	232	0.13%	151,805	755	0.50%	110,915	1,420	1.28%
Other borrowings	125,554	1,037	0.83%	133,602	1,389	1.04%	82,476	697	0.85%
Subordinated notes	122,933	4,752	3.87%	10,766	474	4.40%	—	—	—
Junior subordinated debt securities	61,856	1,194	1.93%	61,856	1,693	2.74%	61,856	2,615	4.23%
Total interest-bearing liabilities	10,489,701	24,160	0.23%	9,626,811	41,798	0.43%	8,740,523	83,903	0.96%
Noninterest-bearing demand deposits	4,531,642			3,646,860			2,918,836
Other liabilities	266,499			268,398			218,216
Shareholders' equity	1,770,151			1,681,587			1,622,013
Total Liabilities and Shareholders' Equity	$17,057,993			$15,223,656			$13,499,588

Net Interest Margin		430,055	2.76%		438,560	3.19%		439,466	3.62%

Less tax equivalent adjustments:
Investments		146			287			455
Loans		11,558			11,736			12,422
Net Interest Margin per Consolidated Statements of Income		$418,351			$426,537			$426,589

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$(1)	$—	$(1)	$(130)	$(109)	$(239)
Securities available for sale:
Taxable	12,509	(17,431)	(4,922)	3,142	(5,484)	(2,342)
Nontaxable	(212)	27	(185)	(689)	(43)	(732)
Securities held to maturity:
Taxable	(4,024)	(606)	(4,630)	(3,519)	(538)	(4,057)
Nontaxable	(490)	3	(487)	(57)	(11)	(68)
PPP loans	(16,498)	26,581	10,083	26,643	—	26,643
Loans, net of unearned income (LHFS and LHFI)	14,945	(42,154)	(27,209)	32,082	(82,121)	(50,039)
Acquired loans	—	—	—	(4,187)	(4,186)	(8,373)
Other earning assets	1,974	(766)	1,208	3,808	(7,612)	(3,804)
Total interest-earning assets	8,203	(34,346)	(26,143)	57,093	(100,104)	(43,011)

Interest paid on:
Interest-bearing demand deposits	1,279	(6,358)	(5,079)	5,290	(30,733)	(25,443)
Savings deposits	1,344	(6,913)	(5,569)	2,400	(8,381)	(5,981)
Time deposits	(1,968)	(7,926)	(9,894)	(3,046)	(7,214)	(10,260)
Federal funds purchased and securities sold under repurchase agreements	95	(618)	(523)	401	(1,066)	(665)
Other borrowings	(81)	(271)	(352)	508	184	692
Subordinated notes	4,342	(64)	4,278	474	—	474
Junior subordinated debt securities	—	(499)	(499)	—	(922)	(922)
Total interest-bearing liabilities	5,011	(22,649)	(17,638)	6,027	(48,132)	(42,105)
Change in net interest income on a tax equivalent basis	$3,192	$(11,697)	$(8,505)	$51,066	$(51,972)	$(906)

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

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled a negative $21.5 million for 2021, compared to a PCL, LHFI of $36.1 million for 2020 and a provision for loan losses, LHFI of $10.8 million for 2019. The negative PCL, LHFI for 2021 primarily reflected improvements in the macroeconomic forecasts and credit quality, partially offset by an increase in specific reserves for individually analyzed credits within the commercial and industrial LHFI portfolio.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $2.9 million for 2021 compared to $8.9 million for 2020. The negative PCL, off-balance sheet credit exposures for 2021 primarily reflected the overall decrease in the total reserve rates applied to off-balance sheet credit exposures as a result of improvements in macroeconomic forecasts and credit quality.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 34.7%, 39.2% and 30.5% of total revenue, before securities gains (losses), net in 2021, 2020 and 2019, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$33,246	3.0%	$32,289	-24.2%	$42,603	-2.5%
Bank card and other fees	34,662	11.7%	31,022	-2.2%	31,736	9.8%
Mortgage banking, net	63,750	-49.3%	125,822	n/m	29,822	-14.0%
Insurance commissions	48,511	7.4%	45,176	6.6%	42,396	4.7%
Wealth management	35,190	11.3%	31,625	3.1%	30,679	1.1%
Other, net	6,551	-24.3%	8,659	-11.7%	9,809	45.6%
Total Noninterest Income	$221,910	-19.2%	$274,593	46.8%	$187,045	1.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income for the year ended December 31, 2021 are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Bank Card and Other Fees

The increase in bank card and other fees when 2021 is compared to 2020 was principally due to an increase in interchange income.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$25,476	7.6%	$23,681	3.5%	$22,883	2.9%
Change in fair value-MSR from runoff	(20,160)	21.5%	(16,588)	40.2%	(11,835)	0.5%
Gain on sales of loans, net	55,976	-49.5%	110,903	n/m	30,296	39.0%
Mortgage banking income before net hedge ineffectiveness	61,292	-48.1%	117,996	n/m	41,344	28.1%
Change in fair value-MSR from market changes	13,258	n/m	(26,147)	24.0%	(21,078)	n/m
Change in fair value of derivatives	(10,800)	n/m	33,973	n/m	9,556	n/m
Net hedge ineffectiveness	2,458	-68.6%	7,826	n/m	(11,522)	n/m
Mortgage banking, net	$63,750	-49.3%	$125,822	n/m	$29,822	-14.0%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net when 2021 is compared to 2020 was principally due to decreases in gain on sales of loans, net and the net hedge ineffectiveness as well as an increase in the MSR run-off. The decline in the positive net hedge ineffectiveness in 2021 was principally due to stabilization in spreads between mortgage and ten-year Treasury rates. Mortgage loan production totaled $2.803 billion for 2021, a decrease of $181.7 million, or 6.1%, when compared to 2020. Mortgage loan production totaled $2.985 billion for 2020, an increase of $1.222 billion, or 69.4%, when compared to 2019. The increase in mortgage loan production during 2020 was primarily due to the increase in refinance activity driven by the low interest rate environment. Loans serviced for others totaled $7.953 billion at December 31, 2021, compared with $7.657 billion at December 31, 2020, and $7.157 billion at December 31, 2019.

Representing a significant component of mortgage banking income is gain on sales of loans, net. The decrease in the gain on sales of loans, net when 2021 is compared to 2020 was primarily the result of decreases in the mortgage valuation adjustment and the volume of loans sold as well as lower profit margins in secondary marketing activities. Loan sales decreased $246.0 million, or 9.7%, during 2021 to total $2.286 billion compared to an increase of $1.128 billion, or 80.4%, during 2020 to total $2.532 billion. The decrease in loan sales during 2021 was principally due to a decline in mortgage lending activity as refinance activity slowed following the record setting levels of 2020. The increase in loan sales during 2020 was principally due to increases in mortgage lending activity as a result of lower interest rates.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(8,011)	40.5%	$(5,700)	-25.4%	$(7,644)	-12.2%
Increase in life insurance cash surrender value	6,630	-3.6%	6,881	-4.5%	7,202	1.1%
Other miscellaneous income	7,932	6.1%	7,478	-27.1%	10,251	23.2%
Total other, net	$6,551	-24.3%	$8,659	-11.7%	$9,809	45.6%

The decrease in other income, net when 2021 is compared to 2020 was primarily due to an increase in the amortization of tax credit partnerships as a result of new investments in tax credit partnerships during the year.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2021 (1)		2020		2019
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$284,158	4.4%	$272,257	9.9%	$247,717	4.1%
Services and fees	89,463	6.7%	83,816	14.3%	73,315	10.4%
Net occupancy-premises	27,043	2.1%	26,489	1.3%	26,149	-2.1%
Equipment expense	24,337	4.6%	23,277	-1.9%	23,733	-4.4%
Other real estate expense:
Write-downs	932	-47.8%	1,786	-29.8%	2,544	n/m
Net (gain)/loss on sale	1,869	n/m	(897)	n/m	291	n/m
Carrying costs	727	-31.9%	1,067	-0.4%	1,071	-41.4%
Total other real estate expense, net	3,528	80.4%	1,956	-49.9%	3,906	95.1%
Other expense	60,767	3.9%	58,506	8.0%	54,182	-5.7%
Total noninterest expense	$489,296	4.9%	$466,301	8.7%	$429,002	3.3%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Changes in the various component of noninterest expense for the year ended December 31, 2021 are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

Trustmark completed voluntary early retirement programs during 2021 and 2020 and incurred $5.6 million and $4.3 million, respectively, of non-routine salaries and employee benefits expense related to these programs. Excluding these non-routine expenses, salaries and employee benefits increased $10.6 million, or 3.9%, when 2021 is compared to 2020.

The increase in salaries and employee benefits expense, excluding the non-routine expenses, for the year ended December 31, 2021 was principally due to increases in salaries expense primarily related to general merit increases, commissions expense related to increased mortgage production and improvements in insurance and wealth management and annual performance incentives, partially offset by a decline in COVID-related salary expense.

Services and Fees

The increase in services and fees when 2021 is compared to 2020 was primarily due to increases in data processing charges related to software due to continued investments in technology to enhance growth and efficiency opportunities.

Other Real Estate Expense, Net

The increase in other real estate expense, net for 2021 compared to 2020 was principally due to an increase in net losses on sales of other real estate properties partially offset by a decline in write-downs of other real estate. For additional analysis of other real estate and foreclosure expenses, please see the section captioned “Nonperforming Assets, Excluding PPP and Acquired Loans.”

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense (1)	$15,148	-0.2%	$15,177	18.6%	$12,798	4.9%
Amortization of intangibles	2,316	-24.1%	3,052	-25.9%	4,116	-21.6%
FDIC assessment expense	5,515	-9.4%	6,090	-5.5%	6,444	-31.7%
Regulatory settlement charge	5,000	n/m	—	—	—	—
Other miscellaneous expense (1)	32,788	-4.1%	34,187	10.9%	30,824	0.8%
Total other expense	$60,767	3.9%	$58,506	8.0%	$54,182	-5.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2021, Trustmark reclassified certain expenses related to mortgage loan appraisals from other miscellaneous expense to loan expense. Prior period amounts have been reclassified accordingly.

During the third quarter of 2021, Trustmark finalized a settlement with regulatory authorities to resolve fair lending allegations in the MSA. Trustmark incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents in majority-Black and Hispanic neighborhoods in the Memphis MSA. Excluding the non-routine settlement expense, other expense decreased $2.7 million, or 4.7%, when 2021 is compared to 2020.

The decrease in other miscellaneous expense when 2021 is compared to 2020 was principally due to declines in charitable contributions and sponsorships and property valuation adjustments related to properties transferred to assets held for sale.

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

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
General Banking	$131,247	$145,939	$136,117
Wealth Management	6,650	5,556	6,388
Insurance	9,468	8,530	7,955
Consolidated Net Income	$147,365	$160,025	$150,460

General Banking

Net interest income for the General Banking Segment for 2021 decreased $7.0 million, or 1.7%, when compared with 2020, principally due to declines in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in interest expense on deposits and an increase in interest and fees on PPP loans. Net interest income for the General Banking Segment for 2020 increased $628 thousand, or 0.1%, when compared with 2019. The slight increase in net interest income was principally due to a decline in interest on deposits and the addition of interest and fees on PPP loans, largely offset by declines in all other sources of interest income. During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for 2021 totaled a negative $24.4 million compared to a PCL of $45.1 million during 2020 and a provision for loan losses, net of $10.6 million during 2019. For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $59.8 million, or 30.3%, during 2021 compared to an increase of $83.9 million, or 73.8%, during 2020. The decrease in noninterest income for the General Banking Segment during 2021 was primarily due to decrease in mortgage banking, net and other income, partially offset by an increase in bank card and other fees. The increase in noninterest income for the General Banking Segment during 2020 was primarily due to increase in mortgage banking, net partially offset by a decline in service charges on deposit accounts. Noninterest income for the General Banking Segment represented 25.0% of total revenue for 2021, 32.0% for 2020 and 21.3% for 2019. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $19.8 million, or 4.9%, during 2021 compared to an increase of $33.8 million, or 9.2%, during 2020. The increase in noninterest expense for the General Banking Segment for 2021 was principally due to increases in salaries and employee benefits, data processing charges related to software, other miscellaneous expenses and other real estate expense, net. During the third quarter of 2021, Trustmark completed a voluntary early retirement program which resulted in non-routine transaction expenses of $5.7 million ($5.6 million of salaries and employee benefits expense and $89 thousand of other expense). In addition, during the third quarter of 2021, Trustmark finalized a settlement with regulatory authorities to resolve fair lending allegations in the MSA. Trustmark incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents in majority-Black and Hispanic neighborhoods in the Memphis MSA. The increase in noninterest expense for the General Banking Segment for 2020 was principally due to increases in salaries and employee benefits and services and fees. During the first quarter of 2020, Trustmark completed a voluntary early retirement program which resulted in non-routine transaction expenses of $4.4 million ($4.3 million of salaries and employee benefits expense and $102 thousand of other expense). For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2021, net income for the Wealth Management Segment increased $1.1 million, or 19.7%, compared to a decrease of $832 thousand, or 13.0%, during 2020. The increase in net income for the Wealth Management Segment during 2021 was principally due to an increase in noninterest income, partially offset by an increase in noninterest expense. The decrease in net income for the Wealth Management Segment during 2020 was principally due to an increase in noninterest expense as well as a decline in net interest income, partially offset by an increase in noninterest income. Net interest income for the Wealth Management Segment decreased $921 thousand, or 15.1%, during 2021 compared to a decrease of $668 thousand, or 9.9%, during 2020. The decrease in net interest income for the Wealth Management Segment during 2021 was principally due to a decline in interest and fees on loans partially offset by a decrease in interest on deposits generated by the Private Banking Group. The PCL for the Wealth Management Segment for 2021 totaled a negative $9 thousand compared to a negative PCL of $11 thousand during 2020 and a provision for loan losses, net of $217 thousand during 2019. Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, increased $3.8 million, or 12.0%, during 2021, principally due to an increase in income from brokerage services and trust management services. Noninterest income for the Wealth Management Segment increased $774 thousand, or 2.5%, during 2020, principally due to an increase in fees from brokerage services. Noninterest expense increased $1.4 million, or 4.6%, during 2021 compared to an increase of $1.4 million, or 5.0%, during 2020. The increase in noninterest expense for the Wealth Management Segment for 2021 was principally due to an increase in salary and employee benefit expense, primarily due to increases in commissions expense and annual performance incentives, partially offset by a decline in other miscellaneous expenses. The increase in noninterest expense for the Wealth Management Segment for 2020 was principally due to the comparison impact of insurance settlement proceeds received during 2019 related to a legal case settled in 2018, which was partially offset by declines in outside services and fees and salary and employee benefit expense.

At December 31, 2021 and 2020, Trustmark held assets under management and administration of $15.703 billion and $11.463 billion and brokerage assets of $2.417 billion and $2.148 billion, respectively.

Insurance

Net income for the Insurance Segment during 2021 increased $938 thousand, or 11.0%, compared to an increase of $575 thousand, or 7.2%, during 2020. Noninterest income for the Insurance Segment, which predominately consists of insurance commissions, increased $3.3 million, or 7.4%, during 2021, compared to an increase of $2.8 million, or 6.7%, during 2020. The increase in noninterest income for the Insurance Segment during 2021 was principally due to increases in property and casualty commissions and other commission income. The increase in noninterest income for the Insurance Segment during 2020 was primarily due to new business commission volume in the property and casualty business and increases in other commission income.

Noninterest expense for the Insurance Segment increased $1.8 million, or 5.4%, during 2021 and $2.0 million, or 6.3%, during 2020. The increase in noninterest expense for the Insurance Segment for 2021 was principally due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes, as well as increases in outside services and fees, partially offset by a decrease in other miscellaneous expense. The increase in noninterest expense for the Insurance Segment for 2020 was principally due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes and associates added as a result of an insurance agency acquired during the period, as well as increases in outside services and fees and other miscellaneous expense.

Trustmark performed an annual impairment test of the book value of goodwill held in the Insurance Segment as of October 1, 2021, 2020, and 2019. Based on this analysis, Trustmark concluded that no impairment charge was required. A renewed period of falling prices and suppressed demand for the products of the Insurance Segment could result in impairment of goodwill in the future. FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2021, Trustmark’s combined effective tax rate was 16.0% compared to 15.7% in 2020 and 13.4% in 2019. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets. Average earning assets totaled $15.569 billion, or 91.3% of total average assets, at December 31, 2021, compared with $13.740 billion, or 90.3% of total average assets, at December 31, 2020, an increase of $1.829 billion, or 13.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio at December 31, 2021 and 2020 was 4.3 and 2.9 years, respectively. The increase in the weighted-average life of the portfolio was principally due to the available for sale securities purchased during 2021.

When compared with December 31, 2020, total investment securities increased by $1.052 billion, or 41.6%, during 2021. This increase resulted primarily from purchases of available for sale securities partially offset by calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities and a decline in the fair market value of securities available for sale. Trustmark sold no securities during 2021 or 2020.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity. The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. At December 31, 2021, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $6.3 million ($4.7 million net of tax) compared to $8.9 million ($6.7 million net of tax) at December 31, 2020.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At December 31, 2021, available for sale securities totaled $3.239 billion, which represented 90.4% of the securities portfolio, compared to $1.992 billion, or 78.7%, at December 31, 2020. At December 31, 2021, unrealized losses, net on available for sale securities totaled $17.4 million compared to unrealized gains, net of $32.0 million at December 31, 2020. At December 31, 2021, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At December 31, 2021, held to maturity securities totaled $342.5 million and represented 9.6% of the total securities portfolio, compared with $538.1 million, or 21.3%, at December 31, 2020.

The following table details the the weighted-average yield for each range of maturities of securities available for sale and held to maturity using the amortized cost at December 31, 2021 (tax equivalent basis):

	Maturing
	Within One Year	After One, But Within Five Years	After Five, But Within Ten Years	After Ten Years	Total
Securities available for sale
U.S. Treasury securities	—	0.77%	1.05%	—	0.86%
U.S. Government agency obligations	3.92%	1.97%	2.85%	2.29%	2.46%
Obligations of states and political subdivisions	2.07%	2.77%	4.52%	—	4.04%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	1.69%	2.73%	1.93%	1.95%
Issued by FNMA and FHLMC	—	2.02%	1.80%	1.08%	1.15%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	2.35%	1.58%	2.16%	2.15%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	1.85%	1.15%	3.37%	1.21%
Total securities available for sale	3.62%	1.01%	1.35%	1.19%	1.21%

Securities held to maturity
Obligations of states and political subdivisions	4.05%	4.22%	—	—	4.16%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	2.32%	2.32%
Issued by FNMA and FHLMC	—	—	1.70%	2.09%	1.91%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	1.76%	1.90%	1.90%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	2.28%	2.22%	—	2.48%	2.30%
Total securities held to maturity	2.57%	2.59%	1.71%	1.95%	2.01%

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 99.7% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and Federal Reserve Bank of Atlanta, Trustmark does not hold any other equity investment in a GSE.

At December 31, 2021, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2021 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$3,251,155	99.8%	$3,233,163	99.8%
A1 to A3	1,046	—	1,087	—
Not Rated (1)	4,088	0.2%	4,627	0.2%
Total securities available for sale	$3,256,289	100.0%	$3,238,877	100.0%

Securities Held to Maturity
Aaa	$335,208	97.9%	$346,121	97.9%
Aa1 to Aa3	5,007	1.4%	5,009	1.4%
Not Rated (1)	2,322	0.7%	2,381	0.7%
Total securities held to maturity	$342,537	100.0%	$353,511	100.0%

(1)
Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At December 31, 2021, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 97.9% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At December 31, 2021, LHFS totaled $275.7 million, consisting of $191.2 million of residential real estate mortgage loans in the process of being sold to third parties and $84.5 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2020, LHFS totaled $447.0 million, consisting of $305.8 million of residential real estate mortgage loans in the process of being sold to third parties and $141.2 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2021 or 2020.

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

The table below provides the carrying value of the LHFI portfolio by loan class for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021		2020
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$596,968	5.8%	$514,056	5.2%
Other secured by 1-4 family residential properties	517,683	5.1%	524,732	5.3%
Secured by nonfarm, nonresidential properties	2,977,084	29.1%	2,709,026	27.6%
Other real estate secured	726,043	7.1%	1,065,964	10.9%
Other loans secured by real estate:
Other construction	711,813	6.9%	794,983	8.1%
Secured by 1-4 family residential properties	1,460,310	14.2%	1,216,400	12.4%
Commercial and industrial loans	1,414,279	13.8%	1,309,078	13.3%
Consumer loans	162,555	1.6%	164,386	1.7%
State and other political subdivision loans	1,146,251	11.2%	1,000,776	10.2%
Other commercial loans	534,843	5.2%	525,123	5.3%
LHFI	$10,247,829	100.0%	$9,824,524	100.0%

LHFI at December 31, 2021 increased $423.3 million, or 4.3%, compared to December 31, 2020. The increase in LHFI during 2021 was primarily due to net growth in NFRN LHFI, LHFI secured by 1-4 family residential properties, state and other political subdivision LHFI and commercial and industrial LHFI, partially offset by a net decline in other real estate secured LHFI.

LHFI secured by real estate (loans secured by real estate and other loans secured by real estate) increased $164.7 million, or 2.4%, during 2021 representing net growth in Trustmark's Mississippi, Alabama and Tennessee market regions partially offset by net declines in the Texas and Florida market regions. The net growth in LHFI secured by real estate during 2021 was principally due to growth in NFNR LHFI, LHFI secured by 1-4 family residential properties and LHFI secured by construction, land development and other land, partially offset by declines in LHFI secured by other real estate and other construction loans. NFNR LHFI increased $268.1 million, or 9.9%, during 2021, principally due to movement from the other construction loans category. Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $132.4 million, or 4.9%, during 2021 primarily due to declines in nonowner-occupied loans in the Texas and Florida market regions as well as declines in owner-occupied loans in the Texas and Alabama market regions, which were partially offset by growth in nonowner-occupied loans in the Mississippi market region. LHFI secured by 1-4 family residential properties increased $243.9 million, or 20.1%, during 2021, primarily in the Mississippi market region as a result of Trustmark's decision to retain certain mortgage loans in its portfolio. LHFI secured by construction, land development and other land increased $82.9 million, or 16.1%, during 2021 principally due to growth in 1-4 family construction loans in Trustmark's Alabama and Tennessee market regions and land development loans in the Alabama, Texas and Mississippi market regions. LHFI secured by other real estate decreased $339.9 million, or 31.9%, during 2021, primarily due to pay-offs of LHFI secured by multi-family residential properties partially offset by other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama and Mississippi market regions. Other construction loans decreased $83.2 million, or 10.5%, during 2021 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project, partially offset by new construction loans across all five market regions. During 2021, $739.7 million loans were moved from other construction to other loan categories, including $337.8 million to multi-family residential loans, $311.7 million to nonowner-occupied loans and $88.8 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $648.4 million, or 81.6%, during 2021.

State and other political subdivision LHFI increased $145.5 million, or 14.5%, during 2021 principally due to growth in the Mississippi, Texas, Florida and Alabama market regions. Commercial and industrial LHFI increased $105.2 million, or 8.0%, during 2021, primarily due to growth in Trustmark’s Alabama, Tennessee and Texas market regions partially offset by a decline in the Mississippi market region. Trustmark’s exposure to the energy sector is primarily included in the commercial and industrial loan portfolio in Trustmark’s Mississippi and Texas market regions. At December 31, 2021 and 2020, energy-related LHFI had outstanding balances of $112.1 million and $102.3 million, respectively, which represented 1.1% and 1.0% of Trustmark’s total LHFI portfolio at December 31, 2021 and 2020, respectively. Trustmark has no loan exposure where the source of repayment, or the underlying security of such exposure, is tied to the realization of value from energy reserves. Should oil prices fall to levels that comprise the financial condition of market participants generally, or Trustmark's energy-related borrowers specifically, for a prolonged period of time, there is potential for downgrades to occur. Management will continue to monitor this exposure.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties at December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Home equity loans	$36,223	$40,730
Home equity lines of credit	351,128	352,309
Percentage of loans and lines for which Trustmark holds first lien	58.2%	59.5%
Percentage of loans and lines for which Trustmark does not hold first lien	41.8%	40.5%

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

The following table presents the LHFI composition by region at December 31, 2021 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
LHFI Composition by Region
Loans secured by real estate:
Construction, land development and other land	$596,968	$252,363	$41,866	$171,769	$47,171	$83,799
Other secured by 1-4 family residential properties	517,683	114,068	41,473	284,932	60,942	16,268
Secured by nonfarm, nonresidential properties	2,977,084	890,055	252,656	1,137,039	170,318	527,016
Other real estate secured	726,043	147,430	6,765	280,122	19,887	271,839
Other loans secured by real estate:
Other construction	711,813	269,868	7,517	239,838	1,157	193,433
Secured by 1-4 family residential properties	1,460,310	—	—	1,453,651	6,659	—
Commercial and industrial loans	1,414,279	279,151	24,099	516,122	349,385	245,522
Consumer loans	162,555	23,855	8,176	104,794	18,115	7,615
State and other political subdivision loans	1,146,251	98,215	72,146	728,509	34,542	212,839
Other commercial loans	534,843	76,607	11,697	352,770	43,018	50,751
LHFI	$10,247,829	$2,151,612	$466,395	$5,269,546	$751,194	$1,609,082

Construction, Land Development and Other Land Loans by Region
Lots	$62,841	$25,827	$8,399	$17,845	$3,210	$7,560
Development	139,708	59,615	584	44,593	11,862	23,054
Unimproved land	101,591	26,016	12,495	31,167	10,976	20,937
1-4 family construction	292,828	140,905	20,388	78,164	21,123	32,248
Construction, land development and other land loans	$596,968	$252,363	$41,866	$171,769	$47,171	$83,799

Loans Secured by Nonfarm, Nonresidential (NFNR) Properties by Region
Nonowner-occupied:
Retail	$351,822	$140,054	$29,586	$97,103	$18,777	$66,302
Office	208,835	68,067	22,626	66,799	12,786	38,557
Hotel/motel	348,090	176,327	78,408	46,886	32,204	14,265
Mini-storage	153,938	22,414	2,144	100,029	697	28,654
Industrial	346,096	134,279	20,581	86,613	135	104,488
Health care	63,746	32,230	1,101	27,766	364	2,285
Convenience stores	22,634	8,114	677	3,748	1,167	8,928
Nursing homes/senior living	197,677	86,868	—	84,540	6,269	20,000
Other	78,940	17,509	7,239	32,015	11,729	10,448

Total nonowner-occupied loans	1,771,778	685,862	162,362	545,499	84,128	293,927

Owner-occupied:
Office	170,438	37,572	42,913	48,923	13,091	27,939
Churches	83,375	18,657	5,937	47,019	9,172	2,590
Industrial warehouses	182,126	21,647	2,678	48,118	18,562	91,121
Health care	141,427	11,854	6,809	105,842	2,276	14,646
Convenience stores	130,948	15,255	13,244	68,673	466	33,310
Retail	65,269	12,420	10,992	20,476	8,818	12,563
Restaurants	54,978	2,877	4,484	30,894	12,735	3,988
Auto dealerships	53,710	6,090	256	27,489	19,875	—
Nursing homes/senior living	197,232	71,639	—	125,593	—	—
Other	125,803	6,182	2,981	68,513	1,195	46,932
Total owner-occupied loans	1,205,306	204,193	90,294	591,540	86,190	233,089
Loans secured by NFNR properties	$2,977,084	$890,055	$252,656	$1,137,039	$170,318	$527,016
Due to the short-term nature of most commercial real estate lending and the practice of annual renewal of commercial lines of credit, approximately 39.2% of Trustmark’s portfolio matures in less than one year. Such a short-term maturity profile is not unusual for a commercial bank and provides Trustmark the opportunity to obtain updated financial information from its borrowers and to actively monitor its borrowers’ creditworthiness. This maturity profile is well matched with many of Trustmark’s sources of funding, which are also short-term in nature.

Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases. Trustmark has transitioned to SOFR for new variable rate loans as of January 1, 2022. The following table provides information regarding Trustmark’s LHFI maturities by loan class and interest rate terms at December 31, 2021 ($ in thousands):

	Maturing
		One Year	Five Years
	Within	Through	Through	After
	One Year	Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$434,903	$121,785	$25,733	$14,547	$596,968
Other secured by 1-4 family residential properties	51,452	217,108	237,698	11,425	517,683
Secured by nonfarm, nonresidential properties	1,455,615	1,164,780	356,311	378	2,977,084
Other real estate secured	462,409	220,158	42,719	757	726,043
Other loans secured by real estate:
Other construction	475,518	206,387	29,614	294	711,813
Secured by 1-4 family residential properties	35,231	144,186	702,415	578,478	1,460,310
Commercial and industrial loans	604,413	688,627	121,239	—	1,414,279
Consumer loans	49,362	108,508	4,661	24	162,555
State and other political subdivision loans	206,486	423,129	473,946	42,690	1,146,251
Other loans	238,985	242,884	38,812	14,162	534,843
LHFI	4,014,374	3,537,552	2,033,148	662,755	10,247,829

Loans with fixed interest rates:
Loans secured by real estate:
Construction, land development and other land	$75,263	$58,465	$19,410	$14,536	$167,674
Other secured by 1-4 family residential properties	30,200	99,797	47,984	116	178,097
Secured by nonfarm, nonresidential properties	215,388	988,186	340,125	—	1,543,699
Other real estate secured	89,318	157,659	14,096	163	261,236
Other loans secured by real estate:
Other construction	4,465	115,256	19,842	294	139,857
Secured by 1-4 family residential properties	2,856	42,521	309,396	572,125	926,898
Commercial and industrial loans	135,549	466,410	86,260	—	688,219
Consumer loans	22,252	108,097	4,661	—	135,010
State and other political subdivision loans	178,238	406,158	460,946	42,690	1,088,032

Other loans	88,992	162,226	38,163	13,787	303,168
LHFI	842,521	2,604,775	1,340,883	643,711	5,431,890

Loans with variable interest rates:
Loans secured by real estate:
Construction, land development and other land	$359,640	$63,320	$6,323	$11	$429,294
Other secured by 1-4 family residential properties	21,252	117,311	189,714	11,309	339,586
Secured by nonfarm, nonresidential properties	1,240,227	176,594	16,186	378	1,433,385
Other real estate secured	373,091	62,499	28,623	594	464,807
Other loans secured by real estate:
Other construction	471,053	91,131	9,772	—	571,956
Secured by 1-4 family residential properties	32,375	101,665	393,019	6,353	533,412
Commercial and industrial loans	468,864	222,217	34,979	—	726,060
Consumer loans	27,110	411	—	24	27,545
State and other political subdivision loans	28,248	16,971	13,000	—	58,219
Other loans	149,993	80,658	649	375	231,675
LHFI	3,171,853	932,777	692,265	19,044	4,815,939

Allowance for Credit Losses

LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” as well as regulatory guidance from its primary regulator. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans. The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio. The ACL on LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National GDP, Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. For the current period, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects. However, due to multiple periods in 2021 having a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark's historical loss experience and applied at a portfolio level.

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (i.e., natural disasters, changes in legislation, impacts due to technology and pandemics). During 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve. The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings; thus, a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor – Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature. To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (risk rates 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (risk rate 5) or watch (risk rate 6) received the additional reserves based on the average of the macroeconomic conditions and weighted average of the commercial loan portfolio loss rate while the loans rated special mention (risk rate 7) and substandard (risk rate 8) received additional reserves based on the weighted-average described above.

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

At December 31, 2021, the ACL on LHFI was $99.5 million, a decrease of $17.8 million, or 15.2%, when compared with December 31, 2020. The decrease in the ACL on LHFI during 2021 was principally due to improvements in macroeconomic forecasts and credit quality. Allocation of Trustmark’s ACL on LHFI represented 1.00% of commercial LHFI and 0.87% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 0.97% at December 31, 2021. This compares with an ACL to total LHFI of 1.19% at December 31, 2020, which was allocated to commercial LHFI at 1.20% and to consumer and home mortgage LHFI at 1.16%.

The table below illustrates the changes in Trustmark’s ACL on LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$117,306	$84,277	$79,290
FASB ASU 2016-03 Adoption Adjustment:
LHFI	—	(3,039)	—
Allowance for loan losses, acquired loans transfer	—	815	—
Acquired loans ACL adjustment	—	1,007	—
LHFI charged off	(10,275)	(11,475)	(14,481)
Recoveries	13,925	9,608	8,671
Net (charge-offs) recoveries	3,650	(1,867)	(5,810)
PCL, LHFI	(21,499)	36,113	10,797
Balance at end of period	$99,457	$117,306	$84,277

Recoveries exceeded charge-offs for 2021 resulting in net recoveries of $3.7 million, or -0.04% of average loans (LHFS and LHFI), compared to net charge-offs of $1.9 million, or 0.02% of average loans (LHFS and LHFI), in 2020, and net charge-offs of $5.8 million, or 0.06% of average loans (LHFS and LHFI), in 2019. The increase in net recoveries during 2021 was principally due to declines in charge-offs in the Alabama and Tennessee market regions as well as an increase in recoveries in the Mississippi, Texas, Tennessee and Alabama market regions, partially offset by an increase in charge-offs in the Mississippi market region. The increase in charge-offs in the Mississippi market region was principally due to the charge off of one substandard commercial credit that was previously reserved for in that market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Alabama	$1,299	$(1,448)	$(754)
Florida	521	390	850
Mississippi	(111)	814	(4,438)
Tennessee	940	(1,775)	(708)
Texas	1,001	152	(760)
Total net (charge-offs) recoveries	$3,650	$(1,867)	$(5,810)

The following table presents selected credit ratios for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020 (1)	2019
ACL, LHFI to total LHFI	0.97%	1.19%	0.90%
ACL, LHFI	$99,457	$117,306	$84,277
LHFI	10,247,829	9,824,524	9,335,628

Nonaccrual LHFI to total LHFI	0.61%	0.64%	0.57%
Nonaccrual LHFI	$62,698	$63,128	$53,226
LHFI	10,247,829	9,824,524	9,335,628

ACL, LHFI to nonaccrual LHFI	158.63%	185.82%	158.34%
ACL, LHFI	$99,457	$117,306	$84,277
Nonaccrual LHFI	62,698	63,128	53,226

Net (charge-offs) recoveries to average LHFI:
Construction, land development and other land loans (2)	0.28%	0.14%	0.07%
Net (charge-offs) recoveries	$1,525	$704	$854
Average LHFI	551,266	490,036	1,145,453
Other loans secured by 1-4 family residential properties (2)	0.08%	0.05%	0.01%
Net (charge-offs) recoveries	$396	$261	$135
Average LHFI	505,063	550,423	1,811,560
Loans secured by nonfarm, nonresidential properties	0.04%	-0.12%	0.01%
Net (charge-offs) recoveries	$1,076	$(3,231)	$150
Average LHFI	2,846,103	2,628,240	2,352,213
Other loans secured by real estate	—	0.01%	—
Net (charge-offs) recoveries	$20	$60	$29
Average LHFI	971,881	910,672	634,061
Other construction loans (2)	0.01%	0.03%	—
Net (charge-offs) recoveries	$47	$208	$—
Average LHFI	757,716	776,546	—
Loans secured by 1-4 family residential properties (2)	—	0.01%	—
Net (charge-offs) recoveries	$(49)	$160	$—
Average LHFI	1,328,220	1,230,319	—
Commercial and industrial loans	0.03%	0.01%	-0.27%
Net (charge-offs) recoveries	$336	$179	$(4,087)
Average LHFI	1,331,537	1,388,180	1,503,018
Consumer loans	0.02%	-0.13%	-0.26%
Net (charge-offs) recoveries	$25	$(215)	$(449)
Average LHFI	156,826	165,249	174,935
State and other political subdivision loans	—	—	—
Net (charge-offs) recoveries	$—	$—	$—
Average LHFI	1,098,190	943,281	968,831
Other commercial loans (2)	0.06%	—	-0.49%
Net (charge-offs) recoveries	$274	$7	$(2,442)
Average LHFI	474,291	560,360	498,822
Total LHFI	0.04%	-0.02%	-0.06%
Net (charge-offs) recoveries	$3,650	$(1,867)	$(5,810)
Average LHFI	10,021,093	9,643,306	9,088,893
(1)
Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.
(2)
In accordance with the guidance of FASB ASC Topic 326, Trustmark redefined its LHFI portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. The other construction loans were segregated from the loans secured by construction, land development and other land loans. The other loans secured by 1-4 family residential properties were segregated from the loans secured by 1-4 family residential properties. Other loans were redefined as other commercial loans.

The PCL, LHFI for 2021 totaled -0.21% of average loans (LHFS and LHFI), compared to 0.36% of average loans (LHFS and LHFI) in 2020 and 0.12% of average loans (LHFS and LHFI) in 2019. The negative PCL, LHFI for 2021 primarily reflected improvements in the macroeconomic forecasts and credit quality, partially offset by an increase in specific reserves for individually analyzed credits within the commercial and industrial LHFI portfolio.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate. The reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools. See the section captioned “Lending Related” in Note 17 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. At December 31, 2021, the ACL on off-balance sheet credit exposures totaled $35.6 million compared to $38.6 million at December 31, 2020, a decrease of $2.9 million, or 7.6%. The PCL on off-balance sheet credit exposures totaled a negative $2.9 million for 2021, compared to PCL on off-balance sheet credit exposures of $8.9 million for 2020. The negative PCL, off-balance sheet credit exposures for 2021 primarily reflected the overall decrease in the total reserve rates applied to off-balance sheet credit exposures as a result of improvements in macroeconomic forecasts and credit quality.

Nonperforming Assets, Excluding PPP Loans

The table below provides the components of the nonperforming assets, excluding PPP loans, by geographic market region at December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Nonaccrual LHFI
Alabama	$8,182	$9,221
Florida	313	572
Mississippi	21,636	35,015
Tennessee	10,501	12,572
Texas	22,066	5,748
Total nonaccrual LHFI	62,698	63,128
Other real estate
Alabama	—	3,271
Mississippi	4,557	8,330
Tennessee	—	50
Total other real estate	4,557	11,651
Total nonperforming assets	$67,255	$74,779

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	0.64%	0.73%

Loans Past Due 90 days or more
LHFI	$2,114	$1,576
LHFS - Guaranteed GNMA services loans (1)	$69,894	$119,409

(1)
No obligation to repurchase.

For additional information regarding the Trustmark’s serviced GNMA loans eligible for repurchase, please see the section captioned “Loans Held for Sale (LHFS)” included in Note 1 – Significant Accounting Policies of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Nonaccrual LHFI

At December 31, 2021, nonaccrual LHFI totaled $62.7 million, or 0.60% of total LHFS and LHFI, reflecting a decrease of $430 thousand, or 0.7%, relative to December 31, 2020. The decrease in nonaccrual LHFI was primarily due to reductions, pay-offs and charge-offs of nonaccrual LHFI were largely offset by LHFI placed on nonaccrual status.

At December 31, 2021, nonaccrual energy-related LHFI totaled $2 thousand and represented less than 1 basis point of Trustmark’s total energy-related portfolio, compared to $10.4 million, or 10.2% of Trustmark’s total energy-related portfolio at December 31, 2020. For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Other Real Estate

Other real estate at December 31, 2021 decreased $7.1 million, or 60.9%, when compared with December 31, 2020, principally due to properties sold in Trustmark’s Mississippi, Alabama, and Tennessee market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50	$—
Additions	770	—	—	717	53	—
Disposals	(6,932)	(3,063)	—	(3,741)	(128)	—
Write-downs	(932)	(208)	—	(749)	25	—
Balance at end of period	$4,557	$—	$—	$4,557	$—	$—

	Year Ended December 31, 2020
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319	$—
Additions	635	77	—	339	219	—
Disposals	(16,446)	(3,887)	(5,861)	(6,230)	(468)	—
Write-downs	(1,786)	(1,052)	(16)	(698)	(20)	—
Balance at end of period	$11,651	$3,271	$—	$8,330	$50	$—

	Year Ended December 31, 2019
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$34,668	$6,873	$8,771	$17,255	$1,025	$744
Additions	8,598	2,908	—	5,575	115	—
Disposals	(11,474)	(1,198)	(2,783)	(5,967)	(800)	(726)
Write-downs	(2,544)	(450)	(111)	(1,944)	(21)	(18)
Balance at end of period	$29,248	$8,133	$5,877	$14,919	$319	$—

Write-downs of other real estate decreased $854 thousand, or 47.8%, during 2021 compared to a decrease of $758 thousand, or 29.8%, during 2020. The decrease in write-downs of other real estate during 2021 compared to 2020 was primarily due to a decrease in write-downs of other real estate properties in the Alabama market region.

The following table illustrates other real estate by type of property at December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Construction, land development and other land properties	$—	$3,857
1-4 family residential properties	94	1,349
Nonfarm, nonresidential properties	4,463	6,445
Total other real estate	$4,557	$11,651

Acquired Loans

Trustmark’s loss share agreement with the FDIC covering the acquired covered loans secured by 1-4 family residential properties expired in 2021.

Upon adoption of FASB ASC Topic 326, which was effective for Trustmark on January 1, 2020 in accordance with the amendments in FASB ASU 2016-13, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio. Trustmark elected to maintain pools of loans that were previously accounted for under FASB ASC Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and will continue to account for these pools as a unit of account. Loans are only removed from the existing loan pools if they are written off, paid off or sold. Upon adoption of FASB ASC Topic 326, the ACL was determined for each pool and added to the pool’s carrying value to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the ACL after adoption of FASB ASC Topic 326 are recorded through the PCL, LHFI.

As a result of adopting FASB ASC Topic 326, Trustmark transferred $72.6 million of acquired loans and $815 thousand of related allowance for loan losses, acquired loans and recorded $1.0 million of ACL calculated for these loans to LHFI on January 1, 2020. The acquired loans and related allowance transferred were acquired in the BancTrust merger.

For additional information regarding acquired loans, see Note 5 – Acquired Loans included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, certificates of deposit and individual retirement accounts. Total deposits were $15.087 billion at December 31, 2021 compared to $14.049 billion at December 31, 2020, an increase of $1.038 billion, or 7.4%, reflecting increases in both noninterest-bearing and interest-bearing deposit accounts. During 2021, noninterest-bearing deposits increased $422.1 million, or 9.7%, primarily due to growth in all categories of noninterest-bearing deposit accounts. Interest-bearing deposits increased $616.3 million, or 6.4%, during 2021, primarily due to growth in consumer and commercial interest checking and MMDA as well as consumer savings accounts, partially offset by declines in all categories of certificates of deposits and public interest checking accounts.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2021 are as follows ($ in thousands):

Three months or less	$59,586
Over three months through six months	28,087
Over six months through twelve months	47,782
Over twelve months	28,511
Total time deposits in excess of FDIC insurance limit	$163,966

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and repurchase agreements totaled $238.6 million at December 31, 2021 compared to $164.5 million at December 31, 2020, an increase of $74.1 million, or 45.0%, and represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had no upstream federal funds purchased at December 31, 2021 and 2020.

Other borrowings totaled $91.0 million at December 31, 2021, a decrease of $77.2 million, or 45.9%, when compared with $168.3 million at December 31, 2020, primarily due to a decrease in the amount of GNMA loans eligible for repurchase and the pay-off of the SERP policy loan during the third quarter of 2021.

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

At December 31, 2021, the fair value of the Continuing Plan’s assets totaled $2.9 million and was exceeded by the projected benefit obligation of $8.6 million by $5.7 million. Net periodic benefit cost equaled $1.1 million in 2021, compared to $786 thousand in 2020 and $1.1 million in 2019.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions. For 2021, 2020 and 2019, the process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31. For the plan year ending December 31, 2021, Trustmark’s minimum required contribution to the Continuing Plan was $312 thousand; however, Trustmark contributed $324 thousand, $12 thousand in excess of the minimum required. For the plan year ending December 31, 2022, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $164 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2022 to determine any additional funding requirements by the plan’s measurement date.

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

At December 31, 2021, the accrued benefit obligation for the supplemental retirement plans equaled $55.0 million, while the net periodic benefit cost equaled $2.5 million in 2021, $2.8 million in 2020 and $3.0 million in 2019. The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. At December 31, 2021, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

Capital Resources and Liquidity

At December 31, 2021, Trustmark’s total shareholders’ equity was $1.741 billion, an increase of $194 thousand when compared to December 31, 2020. The slight increase in shareholders’ equity during 2021 was primarily as a result of net income of $147.4 million, which was largely offset by common stock repurchases of $61.8 million, common stock dividends of $58.1 million and a decrease in the fair market value of available for sale securities, net of tax, of $37.1 million. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at December 31, 2021 and 2020. AOCI is not included in computing regulatory capital. Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2021, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2021. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

During the fourth quarter of 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2021 and 2020, the carrying amount of the subordinated notes was $123.0 million and $122.9 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at December 31, 2021 and 2020. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2021 and 2020. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 18 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2021 and 2020.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2021, 2020 and 2019 were $0.92. Trustmark’s dividend payout ratio for 2021, 2020 and 2019 was 39.15%, 36.51%, and 39.48%, respectively. Since Trustmark is a holding company and does not conduct operations, its primary source of liquidity are dividends paid from TNB and borrowings from outside sources. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2022, TNB will have available approximately $161.9 million plus its net income for that year to pay as dividends to Trustmark. The actual amount of any dividends declared in 2022 by Trustmark will be determined by Trustmark’s Board of Directors. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share payable of March 15, 2022, to shareholders of record on March 1, 2022.

Stock Repurchase Plan

From time to time, Trustmark’s Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Shares purchased also provide Trustmark with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the stock repurchase plan effective April 1, 2019 through March 30, 2020, Trustmark repurchased approximately 1.5 million shares its common stock valued at $47.2 million. Under the stock repurchase plan effective April 1, 2020 through December 31, 2021, Trustmark repurchased approximately 1.9 million shares of its common stock valued at $61.8 million. On December 7, 2021, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2022, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2022. These shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework. There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management's discretion. Under this authority, Trustmark repurchased approximately 156 thousand shares of its common stock value at $5.2 million during January 2022.

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

Trustmark’s liquidity position is continuously monitored and adjustments are made to manage the balance as deemed appropriate. Liquidity risk management is an important element to Trustmark’s asset/liability management process. Trustmark regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions or other significant occurrences as deemed appropriate by Management. These scenarios are incorporated into Trustmark’s contingency funding plan, which provides the basis for the identification of its liquidity needs.

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $14.538 billion for 2021 and represented approximately 85.2% of average liabilities and shareholders’ equity, compared to average deposits of $12.916 billion, which represented 84.8% of average liabilities and shareholders’ equity for 2020.

Trustmark had $2.064 billion held in an interest-bearing account at the FRBA at December 31, 2021, compared to $1.718 billion at December 31, 2020.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources. At December 31, 2021, brokered sweep Money Market Deposit Account (MMDA) deposits totaled $29.6 million compared to $28.1 million at December 31, 2020.

At December 31, 2021 and 2020, Trustmark had no upstream federal funds purchased. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at December 31, 2021 and 2020. Trustmark had no letters of credit outstanding with the FHLB of Dallas at December 31, 2021, compared to $600.0 million in outstanding letters of credit at December 31, 2020. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $3.449 billion at December 31, 2021.

In addition, at December 31, 2021, Trustmark had no short-term and $97 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to $625 thousand in short-term and $116 thousand in long-term FHLB advances outstanding at December 31, 2020. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At December 31, 2021, Trustmark had approximately $751.0 million available in unencumbered Treasury and agency securities compared to $560.0 million at December 31, 2020.

Another borrowing source is the Discount Window. At December 31, 2021, Trustmark had approximately $876.8 million available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $893.5 million at December 31, 2020.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During the fourth quarter of 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2021 and 2020, the carrying amount of the subordinated notes was $123.0 million and $122.9 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. Trustmark intends to use the net proceeds for general corporate purposes.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At December 31, 2021, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of December 31, 2021, Management is not aware of any events that are reasonable likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligation and have made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for the expected timing of such payments as of December 31, 2021. These include payments related to (i) short-term and long-term borrowings (Note 12 – Borrowings), (ii) operating and finance leases (Note 10 – Leases), (iii) time deposits with stated maturity dates (Note 11 – Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 17 – Commitments and Contingencies).

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 20, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which ended on December 31, 2021). Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be;

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $378.6 million at December 31, 2021, with a positive valuation adjustment of $1.8 million, compared to $706.8 million, with a positive valuation adjustment of $6.4 million at December 31, 2020.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $409.5 million at December 31, 2021 compared to $326.5 million at December 31, 2020. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net positive ineffectiveness of $2.5 million for the year ended December 31, 2021, compared to a net positive ineffectiveness of $7.8 million for the year ended December 31, 2020 and a net negative ineffectiveness of $11.5 million for the year ended December 31, 2019.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.225 billion related to this program, compared to $1.125 billion at December 31, 2020.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At December 31, 2021 and 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $655 thousand and $1.3 million, respectively. At December 31, 2021, Trustmark had posted collateral of $850 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2021, Trustmark had entered into six risk participation agreements as a beneficiary with and aggregate notional amount of $52.0 million compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020. At both December 31, 2021 and 2020, Trustmark had entered into twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million and $172.0 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2021 and 2020.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2021 and 2020. At December 31, 2021 and 2020, the impact of a 200-basis point drop scenario was not calculated due to the low interest rate environment.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2021	2020
+200 basis points	20.1%	20.4%
+100 basis points	9.7%	10.8%
-100 basis points	-6.7%	-5.7%

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2022 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2021 and 2020. Based upon quarter-end current and implied market rates, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the FRB has a negative interest rate policy. While the impact of negative interest rates on earnings-at-risk would vary by scenario, a parallel shift downward would be expected to negatively impact net interest income. However, in a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from the modeled assumptions. At December 31, 2021 and 2020, the results of the 100-basis point drop scenario and the 200-basis point drop scenario were excluded from the table below due to the low interest rate environment.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2021	2020
+200 basis points	10.1%	22.1%
+100 basis points	5.9%	12.7%

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

At December 31, 2021, the MSR fair value was $87.7 million, compared to $66.5 million at December 31, 2020. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2021, would be a decline in fair value of approximately $4.4 million and $3.2 million, respectively, compared to a decline in fair value of approximately $4.3 million and $2.4 million, respectively, at December 31, 2020. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the "Corporation") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses, LHFI Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 4 – LHFI and Allowance for Credit Losses, LHFI to the consolidated financial statements, the Corporation uses a third-party software application to calculate the quantitative portion of the allowance for credit losses which employs a discounted cash flow (DCF) or weighted average remaining maturity (WARM) method by loan pool. A reasonable and supportable forecast is developed through a Loss Driver Analysis (LDA) by loan class. The LDA is performed by the Corporation’s third-party service provider and uses charge off data from Trustmark National Bank’s Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a probability of default (PD). Regressions are run using the data for various macroeconomic variables in order to determine which correlate to the Corporation’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. Loss given default (LGD) is derived from a method that traces the relationship between LGD and PD over a period of time and projects LGD based on the PD forecast. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes, as well as all other consumer and other loans pools.

The Corporation determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools in which models were developed through the LDA. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.

Estimating reasonable and supportable forecasts requires significant judgment and could have a material effect on the Company’s financial statements. Management leverages economic projections from an independent third party for its forecasts over the forecast period. We identified auditing the reasonableness of forecasts, including the LDA, as a critical audit matter as it involves especially subjective auditor judgment and increased audit effort, including the involvement of specialists.

The primary audit procedures we performed to address this critical audit matter included the following:

Tested the effectiveness of controls over the LDA and reasonable and supportable forecast including:

•
Relevance and reliability of the underlying data including FFIEC data
•
Model validation performed by a third-party specialist
•
Reasonableness of significant assumptions and judgments applied in the forecast and results of the calculation

Performed substantive testing over the LDA and reasonable and supportable forecast including:

•
Tested relevance and reliability of underlying data including FFIEC data
•
Utilized the work of internal specialists to assist in evaluating the appropriateness and mathematical accuracy of the LDA, methodologies applied, and the relevance and reliability of data used in the development of the forecast models
•
Evaluated the reasonableness of significant assumptions and judgments

We have served as the Corporation’s auditor since 2015, which is the year the engagement letter was signed for the audit of the 2016 financial statements.

/s/ Crowe LLP

Atlanta, Georgia

February 17, 2022

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31,
	2021	2020
Assets
Cash and due from banks	$2,266,829	$1,952,504
Federal funds sold and securities purchased under reverse repurchase agreements	—	50
Securities available for sale, at fair value (amortized cost: $3,256,289-2021; $1,959,773-2020; allowance for credit losses (ACL): $0)	3,238,877	1,991,815
Securities held to maturity, net of ACL of $0 (fair value: $353,511-2021; $563,115-2020)	342,537	538,072
Paycheck Protection Program (PPP) loans	33,336	610,134
Loans held for sale (LHFS)	275,706	446,951
Loans held for investment (LHFI)	10,247,829	9,824,524
Less ACL, LHFI	99,457	117,306
Net LHFI	10,148,372	9,707,218
Premises and equipment, net	205,644	194,278
Mortgage servicing rights (MSR)	87,687	66,464
Goodwill	384,237	385,270
Identifiable intangible assets, net	5,074	7,390
Other real estate	4,557	11,651
Operating lease right-of-use assets	34,603	30,901
Other assets	568,177	609,142
Total Assets	$17,595,636	$16,551,840

Liabilities
Deposits:
Noninterest-bearing	$4,771,065	$4,349,010
Interest-bearing	10,316,095	9,699,754
Total deposits	15,087,160	14,048,764
Federal funds purchased and securities sold under repurchase agreements	238,577	164,519
Other borrowings	91,025	168,252
Subordinated notes	123,042	122,921
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	35,623	38,572
Operating lease liabilities	36,468	32,290
Other liabilities	180,574	173,549
Total Liabilities	15,854,325	14,810,723

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 61,648,679 shares - 2021; 63,424,526 shares - 2020	12,845	13,215
Capital surplus	175,913	233,120
Retained earnings	1,585,113	1,495,833
Accumulated other comprehensive income (loss), net of tax	(32,560)	(1,051)
Total Shareholders' Equity	1,741,311	1,741,117
Total Liabilities and Shareholders' Equity	$17,595,636	$16,551,840

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest Income
Interest and fees on LHFS & LHFI	$363,772	$390,803	$440,156
Interest and fees on PPP loans	36,726	26,643	—
Interest and fees on acquired loans (1)	—	—	8,373
Interest on securities:
Taxable	38,698	48,250	54,649
Tax exempt	548	1,079	1,711
Interest on federal funds sold and securities purchased under reverse repurchase agreements	—	1	240
Other interest income	2,767	1,559	5,363
Total Interest Income	442,511	468,335	510,492
Interest Expense
Interest on deposits	16,945	37,487	79,171
Interest on federal funds purchased and securities sold under repurchase agreements	232	755	1,420
Other interest expense	6,983	3,556	3,312
Total Interest Expense	24,160	41,798	83,903
Net Interest Income	418,351	426,537	426,589
Provision for credit losses (PCL), LHFI (1)	(21,499)	36,113	10,797
PCL, off-balance sheet credit exposures (2)	(2,949)	8,934	—
Provision for loan losses, acquired loans (1)	—	—	42
Net Interest Income After PCL	442,799	381,490	415,750
Noninterest Income
Service charges on deposit accounts	33,246	32,289	42,603
Bank card and other fees	34,662	31,022	31,736
Mortgage banking, net	63,750	125,822	29,822
Insurance commissions	48,511	45,176	42,396
Wealth management	35,190	31,625	30,679
Other, net	6,551	8,659	9,809
Total Noninterest Income	221,910	274,593	187,045
Noninterest Expense (2)
Salaries and employee benefits	284,158	272,257	247,717
Services and fees	89,463	83,816	73,315
Net occupancy - premises	27,043	26,489	26,149
Equipment expense	24,337	23,277	23,733
Other real estate expense, net	3,528	1,956	3,906
Other expense	60,767	58,506	54,182
Total Noninterest Expense	489,296	466,301	429,002
Income Before Income Taxes	175,413	189,782	173,793
Income taxes	28,048	29,757	23,333
Net Income	$147,365	$160,025	$150,460

Earnings Per Share
Basic	$2.35	$2.52	$2.33
Diluted	$2.34	$2.51	$2.32
(1)
Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach. Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.
(2)
During 2021, Trustmark reclassified its credit loss expense on off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income per consolidated statements of income	$147,365	$160,025	$150,460
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(37,090)	22,965	33,103
Change in net unrealized holding loss on securities transferred to held to maturity	1,985	2,383	2,704
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	2,134	(3,846)	(4,278)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	84	112	187
Recognized net loss due to lump sum settlements	137	89	235
Change in net actuarial loss	1,241	846	597
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	—	—	(109)
Reclassification adjustment for (gain) loss realized in net income	—	—	(360)
Other comprehensive income (loss), net of tax	(31,509)	22,549	32,079
Comprehensive income	$115,856	$182,574	$182,539

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2019	65,834,395	$13,717	$309,545	$1,323,870	$(55,679)	$1,591,453
Net income per consolidated statements of income	—	—	—	150,460	—	150,460
Other comprehensive income (loss), net of tax	—	—	—	—	32,079	32,079
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(59,804)	—	(59,804)
Shares withheld to pay taxes, long-term incentive plan	134,564	28	(1,686)	—	—	(1,658)
Repurchase and retirement of common stock	(1,768,848)	(369)	(56,246)	—	—	(56,615)
Compensation expense, long-term incentive plan	—	—	4,787	—	—	4,787
Balance, December 31, 2019	64,200,111	13,376	256,400	1,414,526	(23,600)	1,660,702
FASB ASU 2016-13 adoption adjustment	—	—	—	(19,949)	—	(19,949)
Net income per consolidated statements of income	—	—	—	160,025	—	160,025
Other comprehensive income (loss), net of tax	—	—	—	—	22,549	22,549
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(58,769)	—	(58,769)
Shares withheld to pay taxes, long-term incentive plan	111,373	23	(1,123)	—	—	(1,100)
Repurchase and retirement of common stock	(886,958)	(184)	(27,354)	—	—	(27,538)
Compensation expense, long-term incentive plan	—	—	5,197	—	—	5,197
Balance, December 31, 2020	63,424,526	13,215	233,120	1,495,833	(1,051)	1,741,117
Net income per consolidated statements of income	—	—	—	147,365	—	147,365
Other comprehensive income (loss), net of tax	—	—	—	—	(31,509)	(31,509)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(58,085)	—	(58,085)
Shares withheld to pay taxes, long-term incentive plan	133,907	28	(1,407)	—	—	(1,379)
Repurchase and retirement of common stock	(1,909,754)	(398)	(61,401)	—	—	(61,799)
Compensation expense, long-term incentive plan	—	—	5,601	—	—	5,601
Balance, December 31, 2021	61,648,679	$12,845	$175,913	$1,585,113	$(32,560)	$1,741,311

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Activities
Net income per consolidated statements of income	$147,365	$160,025	$150,460
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense, net (1)	(24,448)	45,047	10,839
Depreciation and amortization	45,813	41,325	39,420
Net amortization of securities	20,310	13,247	7,789
Gains on sales of loans, net	(70,954)	(94,986)	(27,301)
Compensation expense, long-term incentive plan	5,601	5,197	4,787
Deferred income tax provision	20,115	(19,800)	(3,880)
Proceeds from sales of LHFS	2,357,108	2,627,122	1,431,003
Purchases and originations of LHFS	(2,171,605)	(2,668,642)	(1,480,752)
Originations of MSR	(28,125)	(29,805)	(16,711)
Earnings on bank-owned life insurance	(4,853)	(5,099)	(5,592)
Net change in other assets	42,400	(49,653)	(30,729)
Net change in other liabilities	19,645	13,669	13,276
Other operating activities, net	(9,601)	27,699	23,838
Net cash from operating activities	348,771	65,346	116,447

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	197,091	201,888	173,385
Proceeds from maturities, prepayments and calls of securities available for sale	835,200	680,294	425,260
Purchases of securities available for sale	(2,150,935)	(1,051,014)	(177,739)
Net proceeds from bank-owned life insurance	1,772	3,280	4,140
Net change in federal funds sold and securities purchased under reverse repurchase agreements	50	(50)	830
Net change in member bank stock	(1,220)	269	262
Net change in loans	(197,800)	(1,027,924)	(480,295)
Proceeds from sales of PPP loans	353,287	—	—
Purchases of premises and equipment	(27,360)	(22,577)	(17,327)
Proceeds from sales of premises and equipment	961	2,803	3,248
Proceeds from sales of other real estate	5,064	17,343	11,182
Purchases of software	(3,836)	(8,252)	(13,412)
Investments in tax credit and other partnerships	(17,288)	(5,844)	(3,426)
Purchase of insurance book of business	—	(3,097)	(347)
Net cash used in business acquisition	—	(4,834)	—
Net cash from investing activities	(1,005,014)	(1,217,715)	(74,239)

Financing Activities
Net change in deposits	1,038,396	2,803,207	(118,854)
Net change in federal funds purchased and securities sold under repurchase agreements	74,058	(91,501)	205,549
Net change in other borrowings	(19,189)	473	493
Payments under finance lease obligations	(1,434)	(1,715)	(1,964)
Proceeds from subordinated notes	—	122,900	—
Common stock dividends	(58,085)	(58,769)	(59,804)
Repurchase and retirement of common stock	(61,799)	(27,538)	(56,615)
Shares withheld to pay taxes, long-term incentive plan	(1,379)	(1,100)	(1,658)
Net cash from financing activities	970,568	2,745,957	(32,853)

Net change in cash and cash equivalents	314,325	1,593,588	9,355
Cash and cash equivalents at beginning of year	1,952,504	358,916	349,561
Cash and cash equivalents at end of year	$2,266,829	$1,952,504	$358,916

(1)
Effective January 1, 2020, Trustmark adopted FASB ASU 2016-13 using the modified retrospective approach. Therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.

See notes to consolidated financial statements.

Note 1 – Significant Accounting Policies

Business

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 180 offices in Alabama, Florida, Mississippi, Tennessee and Texas.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures. Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2022 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations. Actual results could differ from those estimates.

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

Allowance for Credit Losses (ACL)

Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” was adopted by Trustmark on January 1, 2020. FASB Accounting Standard Codification (ASC) Topic 326 requires a current expected credit losses methodology for estimating allowances for credit losses and applies to all financial instruments carried at amortized cost, including securities held to maturity, and makes targeted improvements to the accounting for credit losses on securities available for sale.

Under FASB ASC Topic 326, the ACL is an estimate measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets.

Trustmark adopted a zero-credit loss assumption for certain classes of securities. This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. The reasons behind the adoption of the zero-credit loss assumption were as follows:

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

Securities Available for Sale

FASB ASC Subtopic 326-30, “Financial Instruments-Credit Losses-Available-for-Sale Debt Securities,” replaced the concept of other-than-temporarily impaired with the ACL. Unlike securities held to maturity, securities available for sale are evaluated on an individual level and pooling of securities is not allowed.

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

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale and reported in other assets on the consolidated balance sheets.

Securities Held to Maturity

FASB ASC Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost,” requires institutions to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risks exist. Trustmark uses several levels of segmentation to measure expected credit losses for its held to maturity securities:

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

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity and included in other assets on the consolidated balance sheets.

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

Loans Held for Investment (LHFI)

LHFI are loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off and are reported at amortized cost net of the ACL. Amortized cost is the amount of unpaid principal, adjusted for the net amount of direct costs and nonrefundable loan fees associated with lending. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process, including commitment fees, is deferred and accreted to interest income over the lives of the loans using a method that approximates the interest method. Interest on LHFI is accrued and recorded as interest income based on the outstanding principal balance.

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

Troubled Debt Restructuring (TDR)

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

TDRs are addressed in Trustmark’s Loan Policy Manual, and in accordance with that policy, any modifications or concessions that may result in a TDR are subject to a special approval process which allows for control, identification, and monitoring of these arrangements. Prior to granting a concession, a revised borrowing arrangement is proposed which is structured so as to improve collectability of the loan in accordance with a reasonable repayment schedule with any loss promptly identified. It is supported by a thorough evaluation of the borrower’s financial condition and prospects for repayment under those revised terms. Other TDRs arising from renewals or extensions of existing debt are routinely identified through the processes utilized in the Problem Loan Committee and in the Credit Quality Review Committee. TDRs are subsequently reported to the Directors’ Credit Policy Committee on a quarterly basis and are disclosed in Trustmark’s consolidated financial statements in accordance with GAAP and regulatory reporting guidance.

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

Purchased Credit Deteriorated (PCD) Loans

Purchased loans which have experienced more than insignificant credit deterioration since origination are considered PCD loans. An initial ACL for PCD loans is determined at acquisition using the same ACL methodology as the LHFI. The initial ACL determined on a collective basis is allocated to individual loans. PCD loans are reported at the amortized cost, which equals the loan purchased price plus the initial ACL. The difference between the amortized cost basis of the PCD loan and the par value of the loan is the noncredit premium or discount, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through the PCL, LHFI.

Upon adoption of FASB ASC Topic 326, Trustmark elected to maintain pools of loans that were previously accounted for under FASB ASC Subtopic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality,” and will continue to account for these pools as a unit of account. Loans are only removed from the existing loan pools if they are written off, paid off or sold. Upon adoption of FASB ASC Topic 326, the ACL was determined for each pool and added to the pool’s carrying value to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the ACL after adoption of FASB ASC Topic 326 are recorded through the PCL, LHFI.

ACL

LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20 as well as regulatory guidance from its primary regulator. The ACL on LHFI is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL on LHFI. The ACL on LHFI is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio. The ACL on LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

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

Trustmark estimates the ACL on LHFI using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts including the novel coronavirus (COVID-19) pandemic effects. Trustmark uses a third-party software application to calculate the quantitative portion of the ACL on LHFI using a methodology and assumptions specific to each loan pool. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Trustmark as a whole as well as specific LHFI. Factors considered include the following: lending policies and procedures, economic conditions and concentrations of credit, nature and volume of the portfolio, performance trends, and external factors. The quantitative and qualitative portions of the allowance are added together to determine the total ACL on LHFI, which reflects Management’s expectations of future conditions based on reasonable and supportable forecasts.

The methodology for estimating the amount of expected credit losses reported in the ACL on LHFI has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. In estimating the ACL for the collective component, loans are segregated into loan pools based on loan product types and similar risk characteristics.

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

LHFI are charged off against the ACL on LHFI, with any subsequent recoveries credited back to the ACL on LHFI account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off. Trustmark’s Loan Policy Manual dictates the guidelines to be followed in determining when a loan is charged off. Commercial purpose LHFI are charged off when a determination is made that the loan is uncollectible and continuance as a bankable asset is not warranted. Consumer LHFI secured by 1-4 family residential real estate are generally charged off or written down to the fair value of the collateral less cost to sell at no later than 180 days of delinquency. Non-real estate consumer purpose LHFI, including both secured and unsecured loans, are generally charged off by 120 days of delinquency. Consumer revolving lines of credit and credit card debt are generally charged off on or prior to 180 days of delinquency.

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

Leases

Once Trustmark identifies and determines certain contracts are leases according to FASB ASC Topic 842, "Leases," Trustmark classifies it as an operating or a finance lease and recognizes a right-of-use asset and a lease liability at the lease commencement date. The lease liability represents the present value of the lease payments that remain unpaid as of the commencement date and the right-of-use asset is the initial lease liability recognized for the lease plus any lease payments made to the lessor at or before the commencement date as well as any initial direct costs less any lease incentives received. Trustmark accounts for the lease and nonlease components separately as such amounts are readily determinable.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Trustmark accounts for its investments in FHLB and Federal Reserve Bank of Atlanta stock in accordance with FASB ASC Subtopic 942-325, “Financial Services-Depository and Lending-Investments-Other.” FHLB and Federal Reserve Bank stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB and Federal Reserve Bank stock are carried at cost and evaluated for impairment. Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets. At December 31, 2021 and 2020, Trustmark’s investment in member bank stock totaled $32.9 million and $31.7 million, respectively. The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2021, 2020 and 2019.

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

Trustmark receives a set service charge or maintenance fee amount as consideration monthly for services rendered. However, some of the fees are based on the number of transactions that occur (i.e., flat fee for a set number of transactions per month then an additional charge for each transaction after that) or the average daily account balance maintained by the customer during the month and a small amount of the cash management fee revenue is subject to refund provisions. These fees represent variable consideration under the guidelines of FASB ASC Topic 606. Trustmark has elected the ‘as-invoiced’ practical expedient permitted under FASB ASC Topic 606 for recognition of cash management fee revenue. The cash management revenue is presented net of any refunded amounts on Trustmark’s consolidated statements of income.

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense. Other real estate sales for the year ended December 31, 2021 resulted in a net loss of $1.9 million compared to a net gain of $897 thousand for the year ended December 31, 2020 and a net loss of $291 thousand for the year ended December 31, 2019.

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

In general, the transaction price for the insurance contracts is an established commission amount agreed upon by FBBI and the insurance provider. The commission amount varies based on the insurance provider and the type of policy. There are a small number of insurance contracts which FBBI does not receive a commission but charges a fee directly to the policyholder.

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

Employee Benefits Insurance

Revenue from FBBI’s employee benefits insurance contracts consists of a variable commission amount, which is not subject to clawback provisions, and is recognized when payment is received, typically on a monthly basis. Employee benefits insurance contracts have a set commission rate, but can vary from period to period based on changes in the number of employees covered by the policy (i.e., new hires and terminations). FBBI generally receives twelve monthly commission payments for these contracts with the initial payment being received approximately 60-90 days after the policy effective date. Under the guidelines of FASB ASC Topic 606, commissions from employee benefits insurance contracts represent fixed consideration because at contract inception (policy effective date) there is a set commission rate times a known number of covered employees. Changes in the number of covered employees are not known, nor can they be predicted, at contract inception. An increase or decrease in the number of covered employees after the policy effective date is considered a contract modification resulting from a change in scope and transaction price under FASB ASC Topic 606. This modification is treated as part of the existing contract because it does not add a distinct service. Employee benefits insurance contracts have a term of one year; therefore, recognizing the revenue from these contracts when payment is received is not materially different than recognizing the revenue at the policy effective date or the contract modification date for any given period.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Income taxes paid	$15,259	$46,648	$24,809
Interest paid on deposits and borrowings	24,429	42,968	83,997
Noncash transfers from loans to other real estate	770	635	8,598
Investment in tax credit partnership not funded	10,647	5,893	5,000
Finance right-of-use assets resulting from lease liabilities	92	—	9,326
Operating right-of-use assets resulting from lease liabilities	9,666	3,774	31,182
Transfer of long-term FHLB advances to short-term	—	651	—

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Basic shares	62,788	63,505	64,630
Dilutive shares	185	141	142
Diluted shares	62,973	63,646	64,772

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Weighted-average antidilutive stock awards	1	57	—

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

ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” Issued in August 2018, ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in ASU 2018-14 remove certain disclosure requirements that are no longer considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. Trustmark adopted the amendments of ASU 2018-14 effective January 1, 2021. The revised disclosures required by the amendments of ASU 2018-14 have been included in Note 15 - Defined Benefit and Other Postretirement Benefits of this report. Changes to the disclosures related to the defined benefit plans as a result of adopting ASU 2018-14 did not have a material impact to Trustmark’s consolidated financial statements.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Issued in March 2020, ASU 2020-04 seeks to provided additional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The FASB issued ASU 2020-04 is response to concerns about the structural risks of interbank offered rates and, in particular, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used. Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. Stakeholders have raised operational challenges likely to arise with the reference rate reform, particularly related to contract modifications and hedge accounting. The amendments of ASU 2020-04, which are elective and apply to all entities, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by the reference rate reform id certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. The optional expedients for contract modifications should be applied consistently for all contracts or transactions within the relevant Codification Topic or Subtopic or Industry Subtopic that contains the related guidance. The optional expedients for hedging relationships can be elected on an individual hedging relationship basis. As the guidance in ASU 2020-04 is intended to assist entity’s during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. On January 7, 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” to clarify the scope of the reference rate reform guidance in FASB ASC Topic 848. ASU 2021-01 refines the scope of FASB ASC Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The amendments in ASU 2021-01 also amend the expedients and exceptions in FASB ASC Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments of ASU 2021-01 were effective immediately when issued. Entities may choose to apply the amendments of ASU 2021-01 retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date that the entity applies the election. While the benchmark provider for US$ LIBOR (which was typically the benchmark that Trustmark used) intends to provide the benchmark for some tenors of US$ LIBOR through June 2023, Trustmark has transitioned to SOFR for new variable rate loans, derivative contracts, borrowings and other financial instruments as of January 1, 2022. Management cannot make a determination at this time as to the impact the amendments of ASU 2020-04 and ASU 2021-01 or the reference rate reform will have on its consolidated financial statements.

Note 2 – Cash and Due from Banks

Trustmark is required to maintain average reserve balances with the Federal Reserve Bank of Atlanta based on a percentage of deposits. Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirements for all depository institutions, in order to provide liquidity in the banking system to support lending to households and businesses due to the COVID-19 pandemic. The average amount of those reserves for the year ended December 31, 2020 was $19.0 million.

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2021 and 2020 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$349,562	$16	$(4,938)	$344,640	$—	$—	$—	$—
U.S. Government agency obligations	14,044	20	(337)	13,727	—	—	—	—
Obligations of states and political subdivisions	5,134	580	—	5,714	7,328	64	(3)	7,389
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	38,942	665	(34)	39,573	5,005	187	(3)	5,189
Issued by FNMA and FHLMC	2,230,498	8,945	(21,014)	2,218,429	43,444	962	—	44,406
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	193,908	2,879	(97)	196,690	241,934	9,015	(31)	250,918
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	424,201	404	(4,501)	420,104	44,826	783	—	45,609
Total	$3,256,289	$13,509	$(30,921)	$3,238,877	$342,537	$11,011	$(37)	$353,511

December 31, 2020
U.S. Government agency obligations	$18,378	$144	$(481)	$18,041	$—	$—	$—	$—
Obligations of states and political subdivisions	5,198	637	—	5,835	26,584	258	(3)	26,839
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	55,193	1,672	(3)	56,862	7,598	382	—	7,980
Issued by FNMA and FHLMC	1,421,861	20,768	(1,308)	1,441,321	67,944	2,397	—	70,341
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	409,883	9,600	(46)	419,437	360,361	19,678	(55)	379,984
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	49,260	1,068	(9)	50,319	75,585	2,386	—	77,971
Total	$1,959,773	$33,889	$(1,847)	$1,991,815	$538,072	$25,101	$(58)	$563,115

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax). The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. At December 31, 2021 and 2020, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive loss in the accompanying balance sheet totaled approximately $6.3 million ($4.7 million, net of tax) and $8.9 million ($6.7 million, net of tax), respectively.

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

At both December 31, 2021 and 2020, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At December 31, 2021 and 2020, accrued interest receivable totaled $5.1 million and $4.0 million, respectively, for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At December 31, 2021 and 2020, the potential credit loss exposure for Trustmark’s securities held to maturity was $7.3 million and $26.6 million, respectively, and consisted of municipal securities. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at December 31, 2021 and 2020.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At December 31, 2021 and 2020, accrued interest receivable totaled $670 thousand and $1.2 million for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At both December 31, 2021 and 2020, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at December 31, 2021 and 2020.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021	December 31, 2020
Aaa	$335,208	$511,488
Aa1 to Aa3	5,007	22,528
Not Rated (1)	2,322	4,056
Total	$342,537	$538,072
(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table below includes securities with gross unrealized losses for which an ACL has not been recorded and segregated by length of impairment at December 31, 2021 and 2020 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$315,123	$(4,938)	$—	$—	$315,123	$(4,938)
U.S. Government agency obligations	1,312	(5)	8,619	(332)	9,931	(337)
Obligations of states and political subdivisions	3,006	(1)	667	(2)	3,673	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	6,040	(37)	—	—	6,040	(37)
Issued by FNMA and FHLMC	1,734,921	(19,980)	55,303	(1,034)	1,790,224	(21,014)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,038	(99)	2,647	(29)	21,685	(128)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	344,025	(4,492)	639	(9)	344,664	(4,501)
Total	$2,423,465	$(29,552)	$67,875	$(1,406)	$2,491,340	$(30,958)

December 31, 2020
U.S. Government agency obligations	$—	$—	$11,167	$(481)	$11,167	$(481)
Obligations of states and political subdivisions	—	—	667	(3)	667	(3)
Mortgage-backed securities

Residential mortgage pass-through securities
Guaranteed by GNMA	1,636	(3)	—	—	1,636	(3)
Issued by FNMA and FHLMC	324,905	(1,308)	—	—	324,905	(1,308)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	29,398	(101)	—	—	29,398	(101)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	—	659	(9)	659	(9)
Total	$355,939	$(1,412)	$12,493	$(493)	$368,432	$(1,905)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Prior to the adoption of FASB ASU 2016-13, Trustmark did not consider these investments to be other-than-temporarily impaired at December 31, 2019. There were no other-than-temporary impairments for the year ended December 31, 2019.

Security Gains and Losses

For the years ended December 31, 2021, 2020 and 2019, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.831 billion and $1.964 billion at December 31, 2021 and 2020, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both December 31, 2021 and 2020, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2021, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,524	$1,534	$2,809	$2,827
Due after one year through five years	243,531	240,494	4,519	4,562
Due after five years through ten years	113,074	111,752	—	—
Due after ten years	10,611	10,301	—	—
	368,740	364,081	7,328	7,389
Mortgage-backed securities	2,887,549	2,874,796	335,209	346,122
Total	$3,256,289	$3,238,877	$342,537	$353,511

Note 4 – LHFI and ACL, LHFI

At December 31, 2021 and 2020, LHFI consisted of the following ($ in thousands):

	December 31,
	2021	2020
Loans secured by real estate:
Construction, land development and other land	$596,968	$514,056
Other secured by 1-4 family residential properties	517,683	524,732
Secured by nonfarm, nonresidential properties	2,977,084	2,709,026
Other real estate secured	726,043	1,065,964
Other loans secured by real estate:
Other construction	711,813	794,983
Secured by 1-4 family residential properties	1,460,310	1,216,400
Commercial and industrial loans	1,414,279	1,309,078
Consumer loans	162,555	164,386
State and other political subdivision loans	1,146,251	1,000,776
Other commercial loans	534,843	525,123
LHFI	10,247,829	9,824,524
Less ACL	99,457	117,306
Net LHFI	$10,148,372	$9,707,218

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At December 31, 2021 and 2020, accrued interest receivable for LHFI totaled $26.7 million and $33.0 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At December 31, 2021, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2021 and 2020, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $26.3 million and $37.7 million, respectively. During 2021, $170.3 million of new loan advances were made, while repayments were $181.3 million. In addition, decreases in loans due to changes in executive officers and directors totaled $426 thousand.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2021.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$4,784	$5,878	$7
Other secured by 1-4 family residential properties	1,319	3,418	148
Secured by nonfarm, nonresidential properties	10,842	12,508	—
Other real estate secured	56	150	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	12,775	1,655
Commercial and industrial loans	1,363	19,328	—
Consumer loans	—	117	304
State and other political subdivision loans	—	3,664	—
Other commercial loans	4,405	4,860	—
Total	$22,769	$62,698	$2,114

	December 31, 2020
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$5,756	$5,985	$—
Other secured by 1-4 family residential properties	1,895	4,487	79
Secured by nonfarm, nonresidential properties	12,037	15,197	—
Other real estate secured	60	185	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	11,807	1,257
Commercial and industrial loans	12,665	15,618	—
Consumer loans	—	86	240
State and other political subdivision loans	—	3,970	—
Other commercial loans	—	5,793	—
Total	$32,413	$63,128	$1,576

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual loans) at December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$323	$11	$5,241	$5,575	$591,393	$596,968
Other secured by 1-4 family residential properties	1,811	368	567	2,746	514,937	517,683
Secured by nonfarm, nonresidential properties	845	—	1,442	2,287	2,974,797	2,977,084
Other real estate secured	—	—	142	142	725,901	726,043
Other loans secured by real estate:
Other construction	—	—	—	—	711,813	711,813
Secured by 1-4 family residential properties	2,799	531	6,720	10,050	1,450,260	1,460,310
Commercial and industrial loans	607	41	1,107	1,755	1,412,524	1,414,279
Consumer loans	1,673	182	305	2,160	160,395	162,555
State and other political subdivision loans	32	—	177	209	1,146,042	1,146,251
Other commercial loans	220	32	118	370	534,473	534,843
Total	$8,310	$1,165	$15,819	$25,294	$10,222,535	$10,247,829

	December 31, 2020
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$339	$34	$161	$534	$513,522	$514,056
Other secured by 1-4 family residential properties	1,505	523	896	2,924	521,808	524,732
Secured by nonfarm, nonresidential properties	920	—	972	1,892	2,707,134	2,709,026
Other real estate secured	103	101	107	311	1,065,653	1,065,964
Other loans secured by real estate:
Other construction	—	—	—	—	794,983	794,983
Secured by 1-4 family residential properties	3,291	1,289	5,110	9,690	1,206,710	1,216,400
Commercial and industrial loans	271	196	1,543	2,010	1,307,068	1,309,078
Consumer loans	926	190	240	1,356	163,030	164,386
State and other political subdivision loans	117	—	177	294	1,000,482	1,000,776
Other commercial loans	2,143	2,971	346	5,460	519,663	525,123
Total	$9,615	$5,304	$9,552	$24,471	$9,800,053	$9,824,524

TDRs

At December 31, 2021, 2020 and 2019, LHFI classified as TDRs totaled $21.6 million, $25.8 million and $31.5 million, respectively, At December 31, 2021, LHFI classified as TDRs were primarily comprised of bankruptcies, payment concessions and credits with interest-only payments for an extended period of time which totaled $18.2 million. At December 31, 2020, LHFI classified as TDRs were primarily comprised of credits with interest-only payments for an extended period of time, payment concessions and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $17.7 million. At December 31, 2019, LHFI classified as TDRs were primarily comprised of credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $20.8 million. Trustmark had $1.0 million of unused commitments on TDRs at December 31, 2021, compared to $4.5 million of unused commitments on TDRs at December 31, 2020 and $7.0 million of unused commitments on TDRs at December 31, 2019.

At December 31, 2021 and 2020, TDRs had a related ACL of $1.5 million and $2.4 million, respectively, compared to a related loan loss allowance of $3.2 million at December 31, 2019. Specific charge-offs related to TDRs totaled $3.7 million, $2.3 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following tables illustrate the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Year Ended December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	5	$5,582	$5,582
Other secured by 1-4 family residential properties	3	37	37
Secured by nonfarm, nonresidential properties	5	5,789	5,265
Other loans secured by real estate:
Secured by 1-4 family residential properties	8	909	906
Commercial and industrial loans	2	1,014	1,014
Consumer loans	1	6	6
Total	24	$13,337	$12,810

	Year Ended December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	13	$923	$929
Secured by nonfarm, nonresidential properties	2	1,111	1,111
Commercial and industrial loans	4	1,665	1,664
Consumer loans	6	26	26
State and other political subdivision loans	2	3,902	3,872
Total	27	$7,627	$7,602

	Year Ended December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Secured by 1-4 family residential properties	19	$1,742	$1,738
Secured by nonfarm, nonresidential properties	1	5,055	5,055
Commercial and industrial loans	8	9,167	9,054
Consumer loans	2	30	30
Total	30	$15,994	$15,877

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Years Ended December 31,
	2021		2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land loans	5	$5,582	—	$—	—	$—
Other secured by 1-4 family residential properties	1	16	2	78	3	446
Secured by nonfarm, nonresidential properties	—	—	1	139	—	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1	78	—	—	—	—
Commercial and industrial loans	—	—	1	82	7	192
Consumer loans	—	—	—	—	1	27
Total	7	$5,676	4	$299	11	$665

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

The following tables detail LHFI classified as TDRs by loan class at December 31, 2021, 2020 and 2019 ($ in thousands):

	December 31, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$4,640	$4,640
Other secured by 1-4 family residential properties	—	965	965
Secured by nonfarm, nonresidential properties	394	7,325	7,719
Other loans secured by real estate:
Secured by 1-4 family residential properties	50	2,484	2,534
Commercial and industrial loans	2,000	215	2,215
Consumer loans	7	9	16
State and other political subdivision loans	—	3,486	3,486
Other commercial loans	—	36	36
Total TDRs	$2,451	$19,160	$21,611

	December 31, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$12	$12
Other secured by 1-4 family residential properties	—	3,699	3,699
Secured by nonfarm, nonresidential properties	—	3,903	3,903
Commercial and industrial loans	1,500	12,749	14,249
Consumer loans	6	17	23
State and other political subdivision loans	—	3,793	3,793
Other commercial loans	—	81	81
Total TDRs	$1,506	$24,254	$25,760

	December 31, 2019
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$15	$15
Secured by 1-4 family residential properties	77	3,865	3,942
Secured by nonfarm, nonresidential properties	—	5,176	5,176
Commercial and industrial loans	3,319	18,913	22,232
Consumer loans	—	21	21
Other loans	—	137	137
Total TDRs	$3,396	$28,127	$31,523

The CARES Act, as amended by subsequent legislation, specified that COVID-19 related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President or (ii) January 1, 2022, on loans that were current as of December 31, 2019 were not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under FASB ASC Subtopic 310-40. These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Commercial concessions were primarily either interest only for 90 days or full payment deferrals for 90 days. Consumer concessions were 90-day full payment deferrals. At December 31, 2021 and 2020, the balance of loans remaining under some type of COVID-19 related concession totaled $1.1 million and $34.2 million, respectively.

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type at December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,198	$—	$—	$—	$—	$5,198
Secured by nonfarm, nonresidential properties	11,072	—	—	—	—	11,072
Other real estate secured	56	—	—	—	—	56
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,319	—	—	—	—	1,319
Commercial and industrial loans	42	349	1,253	370	16,430	18,444
State and other political subdivision loans	3,664	—	—	—	—	3,664
Other commercial loans	4,572	—	—	—	36	4,608
Total	$25,923	$349	$1,253	$370	$16,466	$44,361

	December 31, 2020
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,756	$—	$—	$—	$—	$5,756
Other secured by 1-4 family residential properties	454	—	—	—	—	454
Secured by nonfarm, nonresidential properties	12,037	—	—	—	—	12,037
Other real estate secured	60	—	—	—	—	60
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,441	—	—	—	—	1,441
Commercial and industrial loans	86	425	4,899	135	8,531	14,076
State and other political subdivision loans	3,970	—	—	—	—	3,970
Other commercial loans	606	—	1,958	—	3,051	5,615
Total	$24,410	$425	$6,857	$135	$11,582	$43,409

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
•
Other commercial loans – Loans within this loan class are secured by non-real estate collateral. There have been no significant changes to the collateral that secures these financial assets during the period.

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

By definition, credit risk grades special mention (RR 7), substandard (RR 8), doubtful (RR 9) and loss (RR 10) are criticized loans while substandard (RR 8), doubtful (RR 9) and loss (RR 10) are classified loans. These definitions are standardized by all bank regulatory agencies and are generally equally applied by each individual lending institution. The remaining credit risk grades are considered pass credits and are solely defined by Trustmark.

To enhance this process, Trustmark has determined that certain loans will be individually assessed, and a formal analysis will be performed and based upon the analysis the loan will be written down to net realizable value. Trustmark will individually assess and remove loans from the pool in the following circumstances:

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at December 31, 2021 and 2020 ($ in thousands):

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$376,438	$76,176	$21,366	$2,189	$1,367	$2,890	$26,505	$506,931
Special Mention - RR 7	71	6,382	—	—	—	—	—	6,453
Substandard - RR 8	2,243	—	3,435	30	—	—	—	5,708
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	378,752	82,558	24,801	2,219	1,367	2,932	26,505	519,134

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$44,208	$23,269	$13,194	$9,722	$5,737	$3,076	$8,771	$107,977
Special Mention - RR 7	111	143	—	—	—	—	—	254
Substandard - RR 8	721	150	6	166	46	627	—	1,716
Doubtful - RR 9	22	—	—	—	—	—	—	22
Total	45,062	23,562	13,200	9,888	5,783	3,703	8,771	109,969

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$750,869	$604,026	$610,446	$350,603	$183,115	$279,529	$113,808	$2,892,396
Special Mention - RR 7	1,510	9,584	412	—	1,562	4,522	—	17,590
Substandard - RR 8	11,017	2,357	13,609	3,591	5,988	29,309	1,025	66,896
Doubtful - RR 9	43	—	105	—	—	21	—	169
Total	763,439	615,967	624,572	354,194	190,665	313,381	114,833	2,977,051

Other real estate secured:
Pass - RR 1 through RR 6	$256,273	$105,687	$220,487	$64,268	$6,816	$56,196	$13,350	$723,077
Special Mention - RR 7	—	—	—	—	—	773	—	773
Substandard - RR 8	1,684	65	—	8	—	101	—	1,858
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	257,957	105,752	220,487	64,276	6,816	57,070	13,350	725,708

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$273,747	$393,580	$25,142	$—	$—	$—	$17,909	$710,378
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,435	—	—	—	—	—	—	1,435
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	275,182	393,580	25,142	—	—	—	17,909	711,813

Commercial and industrial loans:
Pass - RR 1 through RR 6	$503,073	$249,171	$74,239	$33,403	$50,016	$35,883	$400,423	$1,346,208
Special Mention - RR 7	643	365	147	550	48	—	99	1,852
Substandard - RR 8	14,530	1,338	1,221	1,119	9,237	386	38,182	66,013
Doubtful - RR 9	20	46	29	107	—	4	—	206
Total	518,266	250,920	75,636	35,179	59,301	36,273	438,704	1,414,279

State and other political subdivision loans:
Pass - RR 1 through RR 6	$381,317	$148,156	$56,987	$30,558	$95,491	$418,319	$8,409	$1,139,237
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,664	—	3,664
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	381,317	148,156	56,987	30,558	95,491	425,333	8,409	1,146,251

Other commercial loans:
Pass - RR 1 through RR 6	$103,504	$38,661	$64,871	$8,643	$7,924	$41,112	$232,476	$497,191
Special Mention - RR 7	4,059	—	—	—	—	—	9,013	13,072
Substandard - RR 8	4,532	6,681	82	212	—	—	13,000	24,507
Doubtful - RR 9	—	50	—	—	—	23	—	73
Total	112,095	45,392	64,953	8,855	7,924	41,135	254,489	534,843

Total commercial LHFI	$2,732,070	$1,665,887	$1,105,778	$505,169	$367,347	$879,827	$882,970	$8,139,048

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$51,849	$16,204	$3,024	$3,059	$797	$2,404	$—	$77,337
Past due 30-89 days	—	265	49	5	—	14	—	333
Past due 90 days or more	—	—	—	—	—	7	—	7
Nonaccrual	64	—	—	—	—	93	—	157
Total	51,913	16,469	3,073	3,064	797	2,518	—	77,834

Other secured by 1-4 family residential properties:
Current	$21,166	$11,098	$6,119	$5,903	$3,291	$7,853	$347,743	$403,173
Past due 30-89 days	5	34	87	114	—	145	1,214	1,599
Past due 90 days or more	—	4	—	—	—	13	91	108
Nonaccrual	26	70	29	9	341	274	2,085	2,834
Total	21,197	11,206	6,235	6,026	3,632	8,285	351,133	407,714

Secured by nonfarm, nonresidential properties:
Current	$31	$—	$—	$—	$2	$—	$—	$33
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	31	—	—	—	2	—	—	33

Other real estate secured:
Current	$—	$97	$—	$8	$60	$170	$—	$335
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	97	—	8	60	170	—	335

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$622,330	$233,951	$137,500	$107,345	$56,374	$285,919	$—	$1,443,419
Past due 30-89 days	542	494	333	10	369	714	—	2,462
Past due 90 days or more	199	501	165	122	218	450	—	1,655
Nonaccrual	272	1,875	1,419	2,105	916	6,187	—	12,774
Total	623,343	236,821	139,417	109,582	57,877	293,270	—	1,460,310

Consumer loans:
Current	$65,366	$25,512	$8,498	$4,734	$1,289	$378	$54,518	$160,295
Past due 30-89 days	989	223	123	22	10	5	468	1,840
Past due 90 days or more	26	23	6	—	—	—	248	303
Nonaccrual	71	17	2	13	8	—	6	117
Total	66,452	25,775	8,629	4,769	1,307	383	55,240	162,555

Total consumer LHFI	$762,936	$290,368	$157,354	$123,449	$63,675	$304,626	$406,373	$2,108,781

Total LHFI	$3,495,006	$1,956,255	$1,263,132	$628,618	$431,022	$1,184,453	$1,289,343	$10,247,829

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$287,218	$62,078	$26,401	$4,487	$3,274	$3,564	$28,548	$415,570
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	5,419	4,363	1,226	12	494	22	101	11,637
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	292,637	66,441	27,627	4,499	3,768	3,628	28,649	427,249

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$35,139	$19,596	$15,399	$9,605	$10,273	$4,786	$8,486	$103,284
Special Mention - RR 7	255	—	50	—	—	—	—	305
Substandard - RR 8	1,155	8	914	341	302	337	3,950	7,007
Doubtful - RR 9	29	—	—	—	—	—	—	29
Total	36,578	19,604	16,363	9,946	10,575	5,123	12,436	110,625

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$697,439	$496,476	$442,264	$293,072	$254,747	$251,219	$96,098	$2,531,315
Special Mention - RR 7	13,452	6,139	2,956	4,466	4,957	20,545	—	52,515
Substandard - RR 8	19,119	20,572	4,516	12,956	38,956	25,438	2,779	124,336
Doubtful - RR 9	52	163	—	—	217	306	—	738
Total	730,062	523,350	449,736	310,494	298,877	297,508	98,877	2,708,904

Other real estate secured:
Pass - RR 1 through RR 6	$146,803	$376,765	$347,472	$48,626	$89,824	$23,680	$12,116	$1,045,286
Special Mention - RR 7	—	—	—	—	—	841	—	841
Substandard - RR 8	18,649	14	18	—	556	122	—	19,359
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	165,452	376,779	347,490	48,626	90,380	24,643	12,116	1,065,486

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$262,544	$425,936	$81,476	$14,074	$2,464	$—	$7,735	$794,229
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	754	—	—	—	—	—	—	754
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	263,298	425,936	81,476	14,074	2,464	—	7,735	794,983

Commercial and industrial loans:
Pass - RR 1 through RR 6	$444,304	$165,163	$77,611	$77,985	$59,131	$43,214	$372,486	$1,239,894
Special Mention - RR 7	677	45	—	—	—	—	240	962
Substandard - RR 8	12,090	1,814	9,737	3,735	2,160	5,024	33,380	67,940
Doubtful - RR 9	151	95	—	—	32	4	—	282
Total	457,222	167,117	87,348	81,720	61,323	48,242	406,106	1,309,078

State and other political subdivision loans:
Pass - RR 1 through RR 6	$250,363	$79,595	$41,334	$113,817	$132,634	$372,831	$1,446	$992,020
Special Mention - RR 7	—	—	—	—	—	4,018	—	4,018
Substandard - RR 8	—	—	—	247	—	4,491	—	4,738
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	250,363	79,595	41,334	114,064	132,634	381,340	1,446	1,000,776

Other commercial loans:
Pass - RR 1 through RR 6	$101,230	$70,990	$20,769	$9,723	$33,481	$30,715	$225,533	$492,441
Special Mention - RR 7	7,500	—	—	—	—	—	11,333	18,833
Substandard - RR 8	381	2,099	683	6	707	—	9,948	13,824
Doubtful - RR 9	2	—	—	—	—	23	—	25
Total	109,113	73,089	21,452	9,729	34,188	30,738	246,814	525,123

Total commercial LHFI	$2,304,725	$1,731,911	$1,072,826	$593,152	$634,209	$791,222	$814,179	$7,942,224

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$47,336	$24,174	$8,496	$2,036	$1,447	$2,868	$—	$86,357
Past due 30-89 days	—	318	20	—	1	12	—	351
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	99	—	99
Total	47,336	24,492	8,516	2,036	1,448	2,979	—	86,807

Other secured by 1-4 family residential properties:
Current	$20,864	$10,253	$12,037	$4,177	$2,082	$11,124	$348,830	$409,367
Past due 30-89 days	93	12	—	13	—	133	1,058	1,309
Past due 90 days or more	—	—	—	—	—	30	22	52
Nonaccrual	6	44	121	428	—	382	2,398	3,379
Total	20,963	10,309	12,158	4,618	2,082	11,669	352,308	414,107

Secured by nonfarm, nonresidential properties:
Current	$109	$—	$—	$4	$—	$9	$—	$122
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	109	—	—	4	—	9	—	122

Other real estate secured:
Current	$107	$—	$38	$37	$96	$200	$—	$478
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	107	—	38	37	96	200	—	478

	Term Loans by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
As of December 31, 2020	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$289,521	$214,056	$173,324	$92,564	$109,031	$321,250	$—	$1,199,746
Past due 30-89 days	499	93	753	366	1,080	799	—	3,590
Past due 90 days or more	159	214	208	127	—	549	—	1,257
Nonaccrual	283	711	2,024	682	239	7,868	—	11,807
Total	290,462	215,074	176,309	93,739	110,350	330,466	—	1,216,400

Consumer loans:
Current	$65,370	$25,303	$13,140	$3,893	$1,257	$345	$53,669	$162,977
Past due 30-89 days	524	158	67	19	7	3	305	1,083
Past due 90 days or more	77	—	4	—	—	—	159	240
Nonaccrual	12	4	55	13	2	—	—	86
Total	65,983	25,465	13,266	3,925	1,266	348	54,133	164,386

Total consumer LHFI	$424,960	$275,340	$210,287	$104,359	$115,242	$345,671	$406,441	$1,882,300

Total LHFI	$2,729,685	$2,007,251	$1,283,113	$697,511	$749,451	$1,136,893	$1,220,620	$9,824,524
Past Due LHFS

LHFS past due 90 days or more totaled $69.9 million and $119.4 million at December 31, 2021 and 2020, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2021 or 2020.

ACL, LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20 as well as applicable regulatory guidance. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans. The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio. The ACL for LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. In estimating the ACL for the collective component, loans are segregated into loan pools based on loan product types and similar risk characteristics.

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

The commercial and industrial LHFI portfolio segment includes loans within Trustmark’s geographic markets made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory and term financing for equipment and fixed asset purchases that are secured by those assets. Trustmark’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.

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

In general, Trustmark utilizes a DCF method to estimate the quantitative portion of the ACL for loan pools. The DCF model consists of two key components, a loss driver analysis (LDA) and a cash flow analysis. For loan pools utilizing the DCF methodology, multiple assumptions are in place, depending on the loan pool. A reasonable and supportable forecast is utilized for each loan pool by developing a LDA for each loan class. The LDA uses charge off data from Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a probability of default (PD). Regressions are run using the data for various macroeconomic variables in order to determine which ones correlate to Trustmark’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. In addition to the PD, a loss given default (LGD) is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the levels of PD forecasts. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes as well as the all other consumer and other loans pools.

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. During 2021, the forecast related to the macroeconomic variables used in the quantitative modeling process were positively impacted due to the updated forecast effects. However, due to multiple periods having a PD or LGD at or near zero as a result of improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark's historical loss experience and applied at a portfolio level.

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

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). During 2020, Trustmark activated the External Factor – Pandemic to ensure reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled probability of default (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals, and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve. The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings, thus a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor-Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature. To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (RR 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (RR 5) or watch (RR 6) received the additional reserves based on the average of the macroeconomic conditions and weighted- average of the commercial loan portfolio loss rate while the loans rated special mention and substandard received additional reserves based on the weighted-average described above.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at December 31, 2021 and 2020 ($ in thousands):

	Year Ended December 31, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$278	$5,801	$6,079	$5,198	591,770	$596,968
Other secured by 1-4 family residential properties	—	10,310	10,310	—	517,683	517,683
Secured by nonfarm, nonresidential properties	—	37,912	37,912	11,072	2,966,012	2,977,084
Other real estate secured	—	4,713	4,713	56	725,987	726,043
Other loans secured by real estate:
Other construction	—	5,968	5,968	—	711,813	711,813
Secured by 1-4 family residential properties	—	2,706	2,706	1,319	1,458,991	1,460,310
Commercial and industrial loans	5,750	13,189	18,939	18,444	1,395,835	1,414,279
Consumer loans	—	4,774	4,774	—	162,555	162,555
State and other political subdivision loans	1,394	1,314	2,708	3,664	1,142,587	1,146,251
Other commercial loans	203	5,145	5,348	4,608	530,235	534,843
Total	$7,625	$91,832	$99,457	$44,361	$10,203,468	$10,247,829

	December 31, 2020
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$—	$6,854	$6,854	$5,756	$508,300	$514,056
Other secured by 1-4 family residential properties	—	9,928	9,928	454	524,278	524,732
Secured by nonfarm, nonresidential properties	—	48,523	48,523	12,037	2,696,989	2,709,026
Other real estate secured	—	7,382	7,382	60	1,065,904	1,065,964
Other loans secured by real estate:
Other construction	—	8,158	8,158	—	794,983	794,983
Secured by 1-4 family residential properties	—	5,143	5,143	1,441	1,214,959	1,216,400
Commercial and industrial loans	579	14,272	14,851	14,076	1,295,002	1,309,078
Consumer loans	—	5,838	5,838	—	164,386	164,386
State and other political subdivision loans	1,700	1,490	3,190	3,970	996,806	1,000,776
Other loans	2,100	5,339	7,439	5,615	519,508	525,123
Total	$4,379	$112,927	$117,306	$43,409	$9,781,115	$9,824,524

Changes in the ACL were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$117,306	$84,277	$79,290
FASB ASU 2016-13 adoption adjustments:
LHFI	—	(3,039)	—
Allowance for loan losses, acquired loans transfer	—	815	—
Acquired loans ACL adjustment	—	1,007	—
Loans charged-off	(10,275)	(11,475)	(14,481)
Recoveries	13,925	9,608	8,671
Net (charge-offs) recoveries	3,650	(1,867)	(5,810)
PCL, LHFI	(21,499)	36,113	10,797
Balance at end of period	$99,457	$117,306	$84,277

The following tables detail changes in the ACL by loan class for the years ended December 31, 2021 and 2020 ($ in thousands):

	2021
	Balance				Balance
	January 1,	Charge-offs	Recoveries	PCL	December 31,
Loans secured by real estate:
Construction, land development and other land	$6,854	$(39)	$1,564	$(2,300)	$6,079
Other secured by 1-4 family residential properties	9,928	(109)	505	(14)	10,310
Secured by nonfarm, nonresidential properties	48,523	(169)	1,245	(11,687)	37,912
Other real estate secured	7,382	—	20	(2,689)	4,713
Other loans secured by real estate:
Other construction	8,158	—	47	(2,237)	5,968
Secured by 1-4 family residential properties	5,143	(177)	128	(2,388)	2,706
Commercial and industrial loans	14,851	(4,391)	4,727	3,752	18,939
Consumer loans	5,838	(1,640)	1,665	(1,089)	4,774
State and other political subdivision loans	3,190	—	—	(482)	2,708
Other commercial loans	7,439	(3,750)	4,024	(2,365)	5,348
Total	$117,306	$(10,275)	$13,925	$(21,499)	$99,457

The increase in the PCL for the commercial and industrial loan portfolio for the year ended December 31, 2021 was primarily due to specific reserves for individually analyzed credits.

The PCL for loans secured by real estate, other loans secured by real estate, state and other political subdivision loans and other commercial loans decreased during the year ended December 31, 2021 primarily due to improvements in the macroeconomic forecast and credit quality.

	2020

	Balance January 1,	FASB ASU 2016-13 Adoption Adjustment	Charge-offs	Recoveries	PCL	Balance December 31,
Loans secured by real estate:
Construction, land development and other land	$6,371	$(188)	$(12)	$716	$(33)	$6,854
Other secured by 1-4 family residential properties	5,888	4,188	(117)	378	(409)	9,928
Secured by nonfarm, nonresidential properties	26,158	(8,179)	(3,777)	546	33,775	48,523
Other real estate secured	4,024	(765)	(8)	68	4,063	7,382
Other loans secured by real estate:
Other construction	1,889	3,202	—	208	2,859	8,158
Secured by 1-4 family residential properties	3,044	2,891	(43)	203	(952)	5,143
Commercial and industrial loans	25,992	(8,964)	(1,557)	1,736	(2,356)	14,851
Consumer loans	3,379	2,059	(2,039)	1,824	615	5,838
State and other political subdivision loans	2,229	2,455	—	—	(1,494)	3,190
Other commercial loans	5,303	2,084	(3,922)	3,929	45	7,439
Total	$84,277	$(1,217)	$(11,475)	$9,608	$36,113	$117,306

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
Note 5 – Acquired Loans

Trustmark’s loss share agreement with the Federal Deposit Insurance Corporation (FDIC) covering the acquired covered loans secured by 1-4 family residential properties expired in 2021.

Upon adoption of FASB ASC Topic 326, which was effective for Trustmark on January 1, 2020, Trustmark elected to account for its existing acquired loans as PCD loans included within the LHFI portfolio. Consequently, acquired loans of $72.6 million, as well as the allowance for loan losses, acquired loans of $815 thousand, were transferred on January 1, 2020.

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

	Years Ended December 31,
	2021	2020	2019
Accretable yield at beginning of period	$—	$(14,816)	$(17,722)
FASB ASU 2016-13 adoption adjustment	—	14,816	—
Accretion to interest income	—	—	5,532
Disposals, net	—	—	2,072
Reclassification from nonaccretable difference (1)	—	—	(4,698)
Accretable yield at end of period	$—	$—	$(14,816)
(1)
Reclassifications from nonaccretable difference are due to lower loss expectations and improvements in expected cash flows.

The following table presents the components of the allowance for loan losses on acquired impaired loans for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$—	$815	$1,231
FASB ASU 2016-13 adoption adjustment	—	(815)	—
Net (charge-offs) recoveries	—	—	(458)
Provision for loan losses, acquired loans	—	—	42
Balance at end of period	$—	$—	$815

Note 6 – Premises and Equipment, Net

At December 31, 2021 and 2020, premises and equipment, net consisted of the following ($ in thousands):

	December 31,
	2021	2020
Land	$54,342	$52,189
Buildings and leasehold improvements	221,986	216,650
Furniture and equipment	190,907	180,976
Total cost of premises and equipment	467,235	449,815
Less accumulated depreciation and amortization	271,334	263,147
Premises and equipment, net	195,901	186,668
Finance lease right-of-use assets	6,017	7,471
Assets held for sale	3,726	139
Total premises and equipment, net	$205,644	$194,278

Assets held for sale consisted of two properties at December 31, 2021 compared to one property at 2020. These properties were transferred from premises and equipment, net to assets held for sale due to Trustmark’s intent to sell the properties over the next twelve months as a result of its strategic initiatives. Property valuation adjustments of $140 thousand were recognized and included in other expense for 2021 compared to $1.7 million for 2020 and none for 2019.

Depreciation and amortization of premises and equipment totaled $15.6 million in 2021, $14.8 million in 2020 and $15.7 million in 2019.

Note 7 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020
Balance at beginning of period	$66,464	$79,394
Origination of servicing assets	28,125	29,805
Change in fair value:
Due to market changes	13,258	(26,147)
Due to runoff	(20,160)	(16,588)
Balance at end of period	$87,687	$66,464

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. At December 31, 2021, the fair value of the MSR included an assumed average prepayment speed of 12 CPR and an average discount rate of 9.56% compared to an assumed average prepayment speed of 15 CPR and an average discount rate of 9.53% at December 31, 2020. In recent years, there have been significant market-driven fluctuations in loan prepayment speeds and discount rates. These fluctuations can be rapid and may continue to be significant. Therefore, estimating prepayment speed and/or discount rates within ranges that market participants would use in determining the fair value of the MSR requires significant management judgment.

Mortgage Loans Sold/Serviced

During 2021, 2020 and 2019, Trustmark sold $2.286 billion, $2.532 billion and $1.404 billion, respectively, of residential mortgage loans. Gain on sales of loans, net totaled $56.0 million in 2021, $110.9 million in 2020 and $30.3 million in 2019. Trustmark receives annual servicing fee income approximating 0.32% of the outstanding balance of the underlying loans, which totaled $25.1 million in 2021, $23.3 million in 2020 and $22.6 million in 2019. The gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income. The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Federal National Mortgage Association	$4,709,584	$4,629,670
Government National Mortgage Association	3,194,373	2,960,760
Federal Home Loan Mortgage Corporation	35,971	50,459
Other	13,272	16,201
Total mortgage loans sold and serviced for others	$7,953,200	$7,657,090

Trustmark is subject to losses in its loan servicing portfolio due to loan foreclosures. Trustmark has obligations to either repurchase the outstanding principal balance of a loan or make the purchaser whole for the economic benefits of a loan if it is determined that the loan sold was in violation of representations or warranties made by Trustmark at the time of the sale, herein referred to as mortgage loan servicing putback expenses. Such representations and warranties typically include those made regarding loans that had missing or insufficient file documentation, loans that do not meet investor guidelines, loans in which the appraisal does not support the value and/or loans obtained through fraud by the borrowers or other third parties. Generally, putback requests may be made until the loan is paid in full. However, mortgage loans delivered to Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) on or after January 1, 2013 are subject to the Representations and Warranties Framework, which provides that FNMA and FHLMC will not exercise their remedies, including a putback request, for breaches of certain selling representations and warranties if the mortgage loans satisfy certain criteria, such as payment history or quality control review.

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses were included in other expense. At both December 31, 2021 and 2020, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 8 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2021 and 2020 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2020	$334,603	$45,024	$379,627
Additions during 2020	—	5,643	5,643
Balance as of December 31, 2020	334,603	50,667	385,270
Adjustment during 2021	—	(1,033)	(1,033)
Balance as of December 31, 2021	$334,603	$49,634	$384,237

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network. The Insurance Segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services. Trustmark performed goodwill impairment tests for the General Banking and Insurance Segments during 2021, 2020 and 2019. Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance Segments exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2021 and 2020, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$86,280	$1,394	$87,674	$84,580	$3,094
Insurance intangibles	17,272	13,709	3,563	17,272	13,159	4,113
Banking charters	1,325	1,208	117	1,325	1,142	183
Total	$106,271	$101,197	$5,074	$106,271	$98,881	$7,390

Trustmark recorded $2.3 million of amortization of identifiable intangible assets in 2021, $3.1 million in 2020 and $4.1 million in 2019. Trustmark estimates that amortization expense for identifiable intangible assets will be $1.4 million in 2022, $673 thousand in 2023, $471 thousand in 2024, $403 thousand in 2025 and $341 thousand in 2026. Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired. Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets. There were no impairment losses on identifiable intangible assets recorded during 2021, 2020 or 2019.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets at December 31, 2021 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$1,394	2.7
Insurance intangibles	3,563	16.5
Banking charters	117	1.8
Total	$5,074	12.4

Note 9 – Other Real Estate

At December 31, 2021, Trustmark’s geographic other real estate distribution was concentrated in its Mississippi market region. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in these areas.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$11,651	$29,248	$34,668
Additions	770	635	8,598
Disposals	(6,932)	(16,446)	(11,474)
Write-downs	(932)	(1,786)	(2,544)
Balance at end of period	$4,557	$11,651	$29,248

Gains (losses), net on the sale of other real estate included in other real estate expense	$(1,869)	$897	$(291)

At December 31, 2021 and 2020, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2021	2020
Construction, land development and other land properties	$—	$3,857
1-4 family residential properties	94	1,349
Nonfarm, nonresidential properties	4,463	6,445
Total other real estate	$4,557	$11,651

At December 31, 2021 and 2020, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2021	2020
Alabama	$—	$3,271
Mississippi (1)	4,557	8,330
Tennessee (2)	—	50
Total other real estate	$4,557	$11,651
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2021 and 2020, the balance of other real estate included $94 thousand and $1.3 million, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2021 and 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.2 million and $424 thousand, respectively.

Note 10 – Leases

The table below details the components of net lease cost for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Finance leases
Amortization of right-of-use assets	$1,546	$1,856	$2,162
Interest on lease liabilities	219	254	307
Operating lease cost	5,275	5,188	5,183
Short-term lease cost	463	423	370
Variable lease cost	1,234	1,286	1,387
Sublease income	(350)	(335)	(331)
Net lease cost	$8,387	$8,672	$9,078

The table below details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Finance leases
Operating cash flows included in operating activities	$219	$254	$307
Financing cash flows included in payments under finance lease obligations	1,434	1,715	1,964
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	4,781	4,988	5,092
Operating cash flows (liability reduction) included in other operating activities, net	3,948	3,856	5,404

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, at December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Finance lease right-of-use assets, net of accumulated depreciation	$6,017	$7,471
Finance lease liabilities	6,464	7,805
Operating lease right-of-use assets	34,603	30,901
Operating lease liabilities	36,468	32,290

Weighted-average lease term
Finance leases	8.37 years	8.53 years
Operating leases	9.25 years	8.65 years

Weighted-average discount rate
Finance leases	3.24%	3.10%
Operating leases	2.84%	3.41%

At December 31, 2021, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2022	$1,597	$4,934
2023	885	4,688
2024	572	4,828
2025	584	4,796
2026	589	4,601
Thereafter	3,279	17,652
Total minimum lease payments	7,506	41,499
Less imputed interest	(1,042)	(5,031)
Lease liabilities	$6,464	$36,468

Note 11 – Deposits

At December 31, 2021 and 2020, deposits consisted of the following ($ in thousands):

	December 31,
	2021	2020
Noninterest-bearing demand	$4,771,065	$4,349,010
Interest-bearing demand	4,372,500	3,646,246
Savings	4,745,137	4,647,610
Time	1,198,458	1,405,898
Total	$15,087,160	$14,048,764

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest-bearing demand	$4,906	$9,985	$35,428
Savings	7,912	13,481	19,462
Time	4,127	14,021	24,281
Total	$16,945	$37,487	$79,171

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $164.0 million and $228.1 million at December 31, 2021 and 2020, respectively.

The maturities of interest-bearing deposits at December 31, 2021, are as follows ($ in thousands):

2022	$984,432
2023	154,697
2024	31,418
2025	12,970
2026	11,276
Thereafter	3,665
Total time deposits	1,198,458
Interest-bearing deposits with no stated maturity	9,117,637
Total interest-bearing deposits	$10,316,095

Note 12 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements are secured by securities with a carrying amount of $252.4 million and $156.1 million at December 31, 2021 and 2020, respectively. At December 31, 2021, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$167,310	$115,357
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,475	12,696
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	24,528	—
Total securities sold under repurchase agreements	$193,313	$128,053

Other Borrowings

At December 31, 2021 and 2020, other borrowings consisted of the following ($ in thousands):

	December 31,
	2021	2020
FHLB advances	$97	$741
Serviced GNMA loans eligible for repurchase	84,464	141,160
Finance lease liabilities	6,464	7,805
Other	—	18,546
Total other borrowings	$91,025	$168,252

FHLB Advances

At December 31, 2021, Trustmark had no outstanding short-term FHLB advances with the FHLB of Atlanta, compared to one outstanding FHLB advance totaling $625 thousand at December 31, 2020. This advance was assumed through the BancTrust merger and had a fixed interest rate of 0.75%.

Trustmark incurred $2 thousand of interest expense on short-term FHLB advances in 2021, compared to $9 thousand of interest expense in 2020 and no interest expense in 2019.

At both December 31, 2021 and 2020, Trustmark had one outstanding long-term FHLB advance with the FHLB of Atlanta totaling $97 thousand and $116 thousand, respectively. This advance was assumed through the BancTrust merger and had a fixed interest rate of 0.08%. At December 31, 2021 and 2020, this advance had a remaining maturity of 4.71 years and 5.71 years. There was no fair market value adjustment associated with the BancTrust merger included in the FHLB advances at December 31, 2021 and 2020. Trustmark’s FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

Trustmark incurred no interest expense on long-term FHLB advances in 2021, compared to $8 thousand of interest expense in 2020 and $5 thousand of interest expense in 2019.

At both December 31, 2021 and 2020, Trustmark had no outstanding FHLB advances with the FHLB of Dallas.

At December 31, 2021 and 2020, Trustmark had $3.449 billion and $2.725 billion, respectively, available in additional borrowing capacity from the FHLB of Dallas.

Subordinated Notes

During 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% Fixed-to-Floating Rate Subordinated Notes (the Notes) due December 1, 2030. The Notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2021 and 2020, the carrying amount of the Notes was $123.0 million and $122.9 million, respectively. The Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. From the date of issuance until November 30, 2025, the Notes bear interest at a fixed rate of 3.625% per year, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning December 1, 2025, the Notes will bear interest at a floating rate per year equal to the Benchmark rate, which is the Three-Month Term Secured Overnight Financing Rate (SOFR), plus 338.7 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The Notes qualify as Tier 2 capital for Trustmark. The Notes may be redeemed at Trustmark’s option under certain circumstances. Trustmark intends to use the net proceeds for general corporate purposes.

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

At both December 31, 2021 and 2020, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark. Liabilities and shareholders’ equity for the Trust also totaled $61.9 million at both December 31, 2021 and 2020, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark. During 2021, net income for the Trust equaled $36 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $51 thousand during 2020 and $79 thousand during 2019. Dividends issued to Trustmark by the Trust during 2021 totaled $36 thousand, compared to $51 thousand during 2020 and $79 thousand during 2019.

Note 13 – Revenue from Contracts with Customers

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$33,169	$—	$33,169	$32,213	$—	$32,213	$42,509	$—	$42,509
Bank card and other fees	30,897	3,727	34,624	27,398	3,594	30,992	27,973	3,706	31,679
Mortgage banking, net	—	63,750	63,750	—	125,822	125,822	—	29,822	29,822
Wealth management	48	—	48	254	—	254	379	—	379
Other, net	6,621	(338)	6,283	7,432	978	8,410	9,528	(161)	9,367
Total noninterest income	$70,735	$67,139	$137,874	$67,297	$130,394	$197,691	$80,389	$33,367	$113,756

Wealth Management Segment
Service charges on deposit accounts	$77	$—	$77	$76	$—	$76	$94	$—	$94
Bank card and other fees	38	—	38	30	—	30	57	—	57
Wealth management	35,142	—	35,142	31,371	—	31,371	30,300	—	30,300
Other, net	130	33	163	107	50	157	306	103	409
Total noninterest income	$35,387	$33	$35,420	$31,584	$50	$31,634	$30,757	$103	$30,860

Insurance Segment
Insurance commissions	$48,511	$—	$48,511	$45,176	$—	$45,176	$42,396	$—	$42,396
Other, net	105	—	105	92	—	92	33	—	33
Total noninterest income	$48,616	$—	$48,616	$45,268	$—	$45,268	$42,429	$—	$42,429

Consolidated
Service charges on deposit accounts	$33,246	$—	$33,246	$32,289	$—	$32,289	$42,603	$—	$42,603
Bank card and other fees	30,935	3,727	34,662	27,428	3,594	31,022	28,030	3,706	31,736
Mortgage banking, net	—	63,750	63,750	—	125,822	125,822	—	29,822	29,822
Insurance commissions	48,511	—	48,511	45,176	—	45,176	42,396	—	42,396
Wealth management	35,190	—	35,190	31,625	—	31,625	30,679	—	30,679
Other, net	6,856	(305)	6,551	7,631	1,028	8,659	9,867	(58)	9,809
Total noninterest income	$154,738	$67,172	$221,910	$144,149	$130,444	$274,593	$153,575	$33,470	$187,045
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

Note 14 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$5,815	$40,118	$20,068
State	2,118	9,439	7,145
Deferred
Federal	16,092	(15,840)	(3,104)
State	4,023	(3,960)	(776)
Income tax provision	$28,048	$29,757	$23,333

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Income tax computed at statutory tax rate	$36,837	$39,854	$36,497
Tax exempt interest	(3,935)	(4,284)	(4,951)
Nondeductible interest expense	106	247	564
State income taxes, net	1,673	7,457	5,645
Income tax credits, net	(10,479)	(9,375)	(13,473)
Death benefit gains	(175)	(91)	(123)
Other	4,021	(4,051)	(826)
Income tax provision	$28,048	$29,757	$23,333

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2021 and 2020, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Loan purchase accounting	$—	$293
Other real estate	1,182	2,049
Accumulated credit losses	33,895	39,073
Deferred compensation	18,804	17,465
Finance and operating lease liabilities	10,733	10,024
Realized built-in losses	9,930	10,681
Securities	5,924	2,233
Pension and other postretirement benefit plans	4,929	6,128
Interest on nonaccrual loans	1,235	1,034
LHFS	591	2,754
Stock-based compensation	2,771	2,749
Loan fees	125	3,401
Other	9,705	10,294
Gross deferred tax asset	99,824	108,178

Deferred tax liabilities:
Goodwill and other identifiable intangibles	14,667	15,136
Premises and equipment	16,470	11,479
Finance and operating lease right-of-use assets	10,155	9,593
MSR	13,007	7,108
Securities	1,686	9,712
Other	3,081	4,537
Gross deferred tax liability	59,066	57,565
Net deferred tax asset	$40,758	$50,613

The following table provides a summary of the changes during the 2021 calendar year in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of period	$1,781	$1,524	$1,249
Change due to tax positions taken during the current year	412	353	279
Change due to tax positions taken during a prior year	107	79	134
Change due to the lapse of applicable statute of limitations during the current year	(171)	(175)	(138)
Balance at end of period	$2,129	$1,781	$1,524

Accrued interest, net of federal benefit	$419	$330	$271

Unrecognized tax benefits that would impact the effective tax rate, if recognized	$1,766	$1,420	$1,218

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense. With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2015 and earlier tax years. Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for the Continuing Plan for the periods presented ($ in thousands):

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$9,547	$9,060
Service cost	252	254
Interest cost	173	241
Actuarial (gain) loss	(198)	876
Benefits paid	(1,127)	(884)
Benefit obligation, end of year	$8,647	$9,547

Change in plan assets:
Fair value of plan assets, beginning of year	$2,873	$3,443
Actual return on plan assets	291	(87)
Employer contributions	863	401
Benefit payments	(1,127)	(884)
Fair value of plan assets, end of year	$2,900	$2,873

Funded status at end of year - net liability	$(5,747)	$(6,674)

Amounts recognized in accumulated other comprehensive loss:
Net loss - amount recognized	$1,428	$2,564

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$(491)	$1,009
Change in mortality table	15	(47)
Other	278	(86)
Actuarial (gain) loss	$(198)	$876

	Years Ended December 31,
	2021	2020	2019
Net periodic benefit cost:
Service cost	$252	$254	$211
Interest cost	173	241	361
Expected return on plan assets	(130)	(154)	(202)
Recognized net loss due to lump sum settlements	183	119	312
Recognized net actuarial loss	594	326	373
Net periodic benefit cost	$1,072	$786	$1,055

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$(1,136)	$671	$(277)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(64)	$1,457	$778

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	2.41%	1.95%	2.84%
Discount rate for net periodic benefit cost	1.95%	2.84%	3.97%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2021 and 2020.

	December 31,
	2021	2020
Money market fund	4.0%	5.0%
Exchange traded funds:
Equity securities	50.0%	43.0%
Fixed income	35.0%	41.0%
International	11.0%	11.0%
Total	100.0%	100.0%

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

The following tables set forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market fund	$107	$107	$—	$—
Exchange traded funds:
Equity securities	1,460	1,460	—	—
Fixed income	1,021	1,021	—	—
International	312	312	—	—
Total assets at fair value	$2,900	$2,900	$—	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market fund	$131	$131	$—	$—
Exchange traded funds:
Equity securities	1,242	1,242	—	—
Fixed income	1,182	1,182	—	—
International	318	318	—	—
Total assets at fair value	$2,873	$2,873	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2021. The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31. For the plan year ending December 31, 2021, Trustmark’s minimum required contribution to the Continuing Plan was $312 thousand and Trustmark contributed $324 thousand. For the plan year ending December 31, 2022, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $164 thousand. Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2022 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2022	$1,275
2023	1,486
2024	1,145
2025	594
2026	641
2027 - 2031	2,138

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2022 include a net loss of $241 thousand.

Supplemental Retirement Plans

Trustmark maintains a nonqualified supplemental retirement plan covering key executive officers and senior officers as well as directors who have elected to defer fees. The plan provides for retirement and/or death benefits based on a participant’s covered salary or deferred fees. Although plan benefits may be paid from Trustmark’s general assets, Trustmark has purchased life insurance contracts on the participants covered under the plan, which may be used to fund future benefit payments under the plan. The annual measurement date for the plan is December 31. As a result of mergers prior to 2014, Trustmark became the administrator of nonqualified supplemental retirement plans, for which the plan benefits were frozen prior to the merger date.

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$59,646	$57,482
Service cost	75	77
Interest cost	1,125	1,576
Actuarial (gain) loss	(2,357)	4,168
Benefits paid	(3,454)	(3,657)
Benefit obligation, end of year	$55,035	$59,646
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,454	3,657
Benefit payments	(3,454)	(3,657)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(55,035)	$(59,646)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$17,937	$21,486
Prior service cost	348	459
Amounts recognized	$18,285	$21,945

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$(2,431)	$4,997
Change in mortality table	134	(380)
Other	(60)	(449)
Actuarial (gain) loss	$(2,357)	$4,168

	Years Ended December 31,
	2021	2020	2019
Net periodic benefit cost:
Service cost	$75	$77	$109
Interest cost	1,125	1,576	2,044
Amortization of prior service cost	111	150	250
Recognized net actuarial loss	1,192	957	627
Net periodic benefit cost	$2,503	$2,760	$3,030

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$(3,549)	$3,211	$4,872
Amortization of prior service cost	(111)	(150)	(250)
Total recognized in other comprehensive income (loss)	$(3,660)	$3,061	$4,622
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,157)	$5,821	$7,652

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	2.41%	1.95%	2.84%
Discount rate for net periodic benefit cost	1.95%	2.84%	3.97%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2022	$4,065
2023	3,978
2024	3,967
2025	3,801
2026	3,742
2027 - 2031	16,941

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2022 include a loss of $986 thousand and prior service cost of $111 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of base pay, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan. Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation. Associates may become eligible to make elective deferral contributions the first of the month following 30 days of employment. Eligible associates must complete one year of service in order to vest in Trustmark’s matching contributions. Trustmark’s contributions to this plan were $9.9 million in 2021, $9.2 million in 2020 and $8.2 million in 2019.

Note 16 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards and units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. At December 31, 2021, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 563,994 shares.

Restricted Stock Grants

Performance Awards

Trustmark’s performance awards vest over three years and are granted to Trustmark’s executive and senior management teams. Performance awards granted vest based on performance goals of return on average tangible equity and total shareholder return. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date. The Monte Carlo simulation is performed by an independent valuation consultant and requires the use of subjective modeling assumptions. These awards are recognized using the straight-line method over the requisite service period. These awards provide for achievement units if performance measures exceed 100%. The restricted share agreement for these awards provides for voting rights and dividend privileges. Beginning in 2020, Trustmark began granting performance units instead of performance awards. The performance units have the same attributes as the previously granted performance awards, except for the performance units do not provide voting rights.

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	145,042	$32.43	149,914	$32.88	177,695	$27.10
Granted	53,273	30.02	53,450	31.98	50,862	33.44
Released from restriction	(44,536)	31.88	(36,357)	33.31	(61,347)	20.18
Forfeited	(12,958)	31.28	(21,965)	32.97	(17,296)	20.18
Nonvested shares, end of year	140,821	$31.80	145,042	$32.43	149,914	$32.88

Time-based Awards

Trustmark’s time-based awards granted to Trustmark’s executive and senior management teams vest over three years. Trustmark's time-based awards granted to members of Trustmark’s Board of Directors vest over one year. Time-based awards are valued utilizing the fair value of Trustmark’s stock at the grant date. These awards are recognized on the straight-line method over the requisite service period. During 2020, Trustmark began granting time-based units instead of time-based awards. The time-based units have the same attributes as the previously granted time-based awards, except for the time-based units do not provide voting rights.

The following table summarizes Trustmark’s time-based award activity for the periods presented:

	Years Ended December 31,
	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	301,619	$32.24	300,006	$33.04	321,870	$28.48
Granted	180,847	29.85	123,810	31.52	113,673	33.42
Released from restriction	(135,120)	31.77	(110,537)	33.58	(124,598)	21.64
Forfeited	(9,880)	31.19	(11,660)	32.47	(10,939)	32.73
Nonvested shares, end of year	337,466	$31.18	301,619	$32.24	300,006	$33.04

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2021
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2021	2020	2019	Expense	Compensation Expense
Performance awards	$828	$815	$1,524	$1,475	1.64
Time-based awards	4,774	4,382	3,263	3,185	1.77
Total	$5,602	$5,197	$4,787	$4,660

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At December 31, 2021 and 2020, Trustmark had unused commitments to extend credit of $5.238 billion and $4.867 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2021 and 2020, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $222.5 million and $113.8 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. At December 31, 2021 and 2020, the fair value of collateral held was $124.6 million and $21.9 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

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

Changes in the ACL on off-balance sheet credit exposures were as follows for the period presented ($ in thousands):

	Years Ended December 31,
	2021	2020
Balance at beginning of period	$38,572	$—
FASB ASU 2016-13 adoption adjustment	—	29,638
PCL, off-balance sheet credit exposures (1)	(2,949)	8,934
Balance at end of period	$35,623	$38,572
(1)
During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the year ended December 31, 2021 was primarily due to the overall decrease in the total reserve rates applied to off-balance sheet credit exposures as a result of improvements in macroeconomic forecasts and credit quality. The increase in the ACL on off-balance sheet credit exposures for the year ended December 31, 2020 was primarily due to the negative effects of the COVID-19 pandemic.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in several lawsuits related to the collapse of the Stanford Financial Group.

On August 23, 2009, a purported class action complaint was filed in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants. The complaint sought to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.

In November 2009, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas), where multiple Stanford related matters have been consolidated for pre-trial proceedings. In May 2010, all defendants (including TNB) filed motions to dismiss the lawsuit. In August 2010, the court authorized and approved the formation of an Official Stanford Investors Committee (OSIC) to represent the interests of Stanford investors and, under certain circumstances, to file legal actions for the benefit of Stanford investors. In December 2011, the OSIC filed a motion to intervene in this action, which was granted in December 2012. The OSIC initially sought to recover from TNB and the other defendant financial institutions: (i) alleged fraudulent transfers in the amount of the fees each of the defendants allegedly received from Stanford Financial Group, the profits each of the defendants allegedly made from Stanford Financial Group deposits, and other monies each of the defendants allegedly received from Stanford Financial Group; (ii) damages attributable to alleged conspiracies by each of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud and conversion on the asserted grounds that the defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme; and (iii) punitive damages.

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

On February 12, 2021, all defendants (including TNB) filed a motion for summary judgment with respect to OSIC claims that applied to all defendants. In addition, on the same date, TNB filed a separate motion for summary judgment with respect to aspects of OSIC claims that applied specifically to TNB. On March 19, 2021, OSIC filed notice with the court that it was abandoning as against all of the defendants (including TNB) certain of the claims previously set forth in the SAC. As a result, only the claims for (i) aiding, abetting and participating in breaches of fiduciary duty, (ii) aiding, abetting and participating in violations of the Texas Securities Act, and (iii)

punitive damages remain as against TNB. On January 20, 2022, the court denied TNB’s motion for summary judgment, as well as the motion for summary judgment filed by all defendants (including TNB) with respect to OSIC claims that apply to all defendants.

The parties to the action have agreed that the case is to be tried in the District Court for the Southern District of Texas. On March 25, 2021, the judge to whom the case is currently assigned in the District Court for the Northern District of Texas rescinded his previously-issued trial scheduling orders so that the Southern District of Texas could set scheduling for this case once the case has in fact been remanded. On January 19, 2022, the judge of the District Court for the Northern District of Texas to whom the case is currently assigned issued a recommendation to the Judicial Panel on Multidistrict Litigation (the Panel) that the case be remanded to the District Court for the Southern District of Texas in light of that judge’s determination with respect to the summary judgment motions that triable issues of fact exist. On January 21, 2022, the Panel approved the remand of the case to the District Court for the Southern District of Texas, subject to a seven-day stay to allow for any objections to the remand to be filed. On January 28, 2022, with no objections having been filed, the Panel lifted the stay, and the remand of the case became effective.

On December 14, 2009, a different Stanford-related lawsuit was filed in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine and Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with Trustmark as defendants. The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws. The complaint does not quantify the amount of money the plaintiffs seek to recover. In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. On March 29, 2010, the court stayed the case. TNB filed a motion to lift the stay, which was denied on February 28, 2012. In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues. There have been no developments in this case since this date.

On April 11, 2016, Trustmark learned that a different Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (TD Bank), naming TNB and three other financial institutions not affiliated with Trustmark as defendants (the TD Bank Declaratory Action). The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in separate litigation commenced against TD Bank brought by the joint liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the Joint Liquidators’ Action), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action. Trustmark understands that on or about June 8, 2021, after an extensive trial on the merits, the judge in the Joint Liquidators’ Action ruled in favor of TD Bank and found TD Bank not liable as to the claims asserted against the bank by the joint liquidators of Stanford International Bank Limited. Trustmark understands that the plaintiffs in the Joint Liquidators’ Action have appealed this decision. TNB was never served in connection with the TD Bank Declaratory Action (including the recent appeal), and thus has not made an appearance in that action.

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

On January 15, 2020, the court granted Stanford Financial Group receiver’s motion to stay the Texas state court action. On February 26, 2020, the lawsuit was removed to federal court in the Southern District of Texas by TNB. TNB and its counsel are carefully evaluating the Smith Complaint.

TNB’s relationship with the Stanford Financial Group began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of correspondent banking and other traditional banking services in the ordinary course of business. All Stanford-related lawsuits remain in pre-trial stages.

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

All pending legal proceedings described above are being vigorously contested, with the exception of the TD Bank Declaratory Action that, as noted above, Trustmark was not served in connection with. In accordance FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for any litigation matter if and when such matter presents loss contingencies that are both probable and reasonably estimable. At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any currently pending legal proceeding is not probable and a reasonable estimate cannot reasonably be made.

Note 18 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at both December 31, 2021 and 2020. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2021, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2021. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2021, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2021 and 2020 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,425,227	11.29%	7.000%	n/a
Trustmark National Bank	1,518,599	12.03%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,485,227	11.77%	8.500%	n/a
Trustmark National Bank	1,518,599	12.03%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,710,700	13.55%	10.500%	n/a
Trustmark National Bank	1,621,030	12.84%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,485,227	8.73%	4.00%	n/a
Trustmark National Bank	1,518,599	8.94%	4.00%	5.00%

At December 31, 2020:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,395,844	11.62%	7.000%	n/a
Trustmark National Bank	1,412,015	11.75%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,455,844	12.11%	8.500%	n/a
Trustmark National Bank	1,412,015	11.75%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,696,794	14.12%	10.500%	n/a
Trustmark National Bank	1,530,044	12.73%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,455,844	9.33%	4.00%	n/a
Trustmark National Bank	1,412,015	9.07%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2022, TNB will have available approximately $161.9 million plus its net income for that year to pay as dividends.

Stock Repurchase Program

On March 11, 2016, the Board of Directors of Trustmark authorized a stock repurchase program under which $100.0 million of Trustmark’s outstanding common stock could be acquired through March 31, 2019. Trustmark repurchased approximately 1.2 million shares of its common stock valued at $36.9 million during the year ended December 31, 2019. Under the 2016 program, Trustmark repurchased approximately 3.2 million shares valued at $100.0 million.

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

On January 28, 2020, the Board of Directors of Trustmark authorized a new stock repurchase program effective April 1, 2020 under which $100.0 million of Trustmark’s outstanding common stock could be acquired through December 31, 2021. On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic. Trustmark resumed the repurchase of its shares in January 2021. Under this authority, Trustmark repurchased approximately 1.9 million shares of its outstanding common stock valued at $61.8 million during the year ended December 31, 2021.

On December 7, 2021, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2022, under which $100.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2022. The repurchase program, which is subject to market conditions and management discretion, will continue to be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased approximately 156 thousand shares of its common stock valued at $5.2 million during January 2022.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2021, 2020 and 2019 ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 15 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income. Reclassification adjustments related to the cash flow hedge derivative are included in other interest expense in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2021
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(49,454)	$12,364	$(37,090)
Change in net unrealized holding loss on securities transferred to held to maturity	2,647	(662)	1,985
Total securities available for sale and transferred securities	(46,807)	11,702	(35,105)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	2,845	(711)	2,134
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(27)	84
Recognized net loss due to lump sum settlements	183	(46)	137
Change in net actuarial loss	1,655	(414)	1,241
Total pension and other postretirement benefit plans	4,794	(1,198)	3,596
Total other comprehensive income (loss)	$(42,013)	$10,504	$(31,509)

Year Ended December 31, 2020
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$30,622	$(7,657)	$22,965
Change in net unrealized holding loss on securities transferred to held to maturity	3,177	(794)	2,383
Total securities available for sale and transferred securities	33,799	(8,451)	25,348
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(5,128)	1,282	(3,846)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	150	(38)	112
Recognized net loss due to lump sum settlements	119	(30)	89
Change in net actuarial loss	1,128	(282)	846
Total pension and other postretirement benefit plans	(3,731)	932	(2,799)
Total other comprehensive income (loss)	$30,068	$(7,519)	$22,549

Year Ended December 31, 2019
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$44,136	$(11,033)	$33,103
Change in net unrealized holding loss on securities transferred to held to maturity	3,605	(901)	2,704
Total securities available for sale and transferred securities	47,741	(11,934)	35,807
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(5,703)	1,425	(4,278)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	250	(63)	187
Recognized net loss due to lump sum settlements	312	(77)	235
Change in net actuarial loss	796	(199)	597
Total pension and other postretirement benefit plans	(4,345)	1,086	(3,259)
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(145)	36	(109)
Reclassification adjustment for (gain) loss realized in net income	(479)	119	(360)
Total cash flow hedge derivatives	(624)	155	(469)
Total other comprehensive income (loss)	$42,772	$(10,693)	$32,079

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2019	$(43,824)	$(12,324)	$469	$(55,679)
Other comprehensive income (loss) before reclassification	35,807	(4,278)	(109)	31,420
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,019	(360)	659
Net other comprehensive income (loss)	35,807	(3,259)	(469)	32,079
Balance, December 31, 2019	(8,017)	(15,583)	—	(23,600)
Other comprehensive income (loss) before reclassification	25,348	(3,846)	—	21,502
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,047	—	1,047
Net other comprehensive income (loss)	25,348	(2,799)	—	22,549
Balance, December 31, 2020	17,331	(18,382)	—	(1,051)
Other comprehensive income (loss) before reclassification	(35,105)	2,134	—	(32,971)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,462	—	1,462
Net other comprehensive income (loss)	(35,105)	3,596	—	(31,509)
Balance, December 31, 2021	$(17,774)	$(14,786)	$—	$(32,560)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the years ended December 31, 2021 and 2020.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$344,640	$344,640	$—	$—
U.S. Government agency obligations	13,727	—	13,727	—
Obligations of states and political subdivisions	5,714	—	5,714	—
Mortgage-backed securities	2,874,796	—	2,874,796	—
Securities available for sale	3,238,877	344,640	2,894,237	—
LHFS	275,706	—	275,706	—
MSR	87,687	—	—	87,687
Other assets - derivatives	24,809	2,794	20,156	1,859
Other liabilities - derivatives	4,677	414	4,263	—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
U.S. Government agency obligations	$18,041	$—	$18,041	$—
Obligations of states and political subdivisions	5,835	—	5,835	—
Mortgage-backed securities	1,967,939	—	1,967,939	—
Securities available for sale	1,991,815	—	1,991,815	—
LHFS	446,951	—	446,951	—
MSR	66,464	—	—	66,464
Other assets - derivatives	47,768	145	38,063	9,560
Other liabilities - derivatives	5,324	666	4,658	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	(6,902)	9,104
Additions	28,125	—
Sales	—	(16,805)
Balance, December 31, 2021	$87,687	$1,859

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2021	$13,258	$3,159

Balance, January 1, 2020	$79,394	$1,439
Total net (loss) gain included in Mortgage banking, net (1)	(42,735)	40,669
Additions	29,805	—
Sales	—	(32,548)
Balance, December 31, 2020	$66,464	$9,560

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2020	$(26,146)	$25,031
(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at December 31, 2021, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At December 31, 2021, Trustmark had outstanding balances of $44.4 million with a related ACL of $7.6 million in collateral-dependent LHFI, compared to outstanding balances of $43.4 million with a related ACL of $4.4 million in collateral-dependent LHFI at December 31, 2020. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $7.3 million were re-measured during 2021, requiring write-downs of $437 thousand to reach their current fair values compared to $10.1 million of foreclosed assets that were re-measured during 2020, requiring write-downs of $2.0 million.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 and 2020 were as follows ($ in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$2,266,829	$2,266,829	$1,952,554	$1,952,554
Securities held to maturity	342,537	353,511	538,072	563,115
Level 3 Inputs:
Net LHFI and PPP loans	10,181,708	10,123,379	10,317,352	10,312,395

Financial Liabilities:
Level 2 Inputs:
Deposits	15,087,160	15,084,440	14,048,764	14,052,863
Federal funds purchased and securities sold under repurchase agreements	238,577	238,577	164,519	164,519
Other borrowings	91,025	91,022	168,252	168,252
Subordinated notes	123,042	128,438	122,921	127,500
Junior subordinated debt securities	61,856	49,485	61,856	46,083

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments. For the year ended December 31, 2021, a net loss of $10.3 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option compared to net gains of $10.5 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. Interest and fees on LHFS and LHFI for the year ended December 31, 2021 included $7.0 million of interest earned on the LHFS accounted for under the fair value option compared to $6.9 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $84.5 million and $141.2 million at December 31, 2021 and 2020, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Fair value of LHFS	$191,242	$305,791
LHFS contractual principal outstanding	186,535	290,625
Fair value less unpaid principal	$4,707	$15,166

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

No ineffectiveness related to the interest rate swap designated as a cash flow hedge was recognized in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019. The interest rate swap matured on December 31, 2019; therefore, there was no accumulated net after-tax amount related to the effective cash flow hedge included in accumulated other comprehensive income (loss) at December 31, 2021, 2020 and 2019. Amounts reported in accumulated other comprehensive income (loss) related to this derivative were reclassified to other interest expense as interest payments were made on Trustmark’s variable rate junior subordinated debentures.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $409.5 million at December 31, 2021 compared to $326.5 million at December 31, 2020. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net positive ineffectiveness of $2.5 million for the year ended December 31, 2021, compared to a net positive ineffectiveness of $7.8 million for the year ended December 31, 2020 and a net negative ineffectiveness of $11.5 million for the year ended December 31, 2019.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $236.0 million at December 31, 2021, with a negative valuation adjustment of $81 thousand, compared to $377.5 million at December 31, 2020, with a negative valuation adjustment of $3.1 million.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $142.6 million at December 31, 2021, with a positive valuation adjustment of $1.9 million, compared to $329.3 million at December 31, 2020, with a positive valuation adjustment of $9.6 million.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2021, Trustmark had interest rate swaps with an aggregate notional amount of $1.225 billion related to this program, compared to $1.125 billion at December 31, 2020.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At December 31, 2021 and 2020, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $655 thousand and $1.3 million, respectively. At December 31, 2021, Trustmark had posted collateral of $850 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2021, Trustmark had entered into six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million compared to three risk participation agreements as a beneficiary with an aggregate notional amount of $41.1 million at December 31, 2020. At both December 31, 2021 and 2020, Trustmark had entered into twenty-four risk participation agreements as a guarantor with aggregate notional amounts of $173.5 million and $172.0 million, respectively. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2021 and 2020.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at December 31, 2021 and 2020 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2021	2020
Derivatives not designated as hedging instruments
Interest rate contracts:
Futures contracts included in other assets	$2,356	$—
Exchange traded purchased options included in other assets	438	145
OTC written options (rate locks) included in other assets	1,859	9,560
Interest rate swaps included in other assets (1)	20,115	37,974
Credit risk participation agreements included in other assets	41	89
Futures contracts included in other liabilities	—	34
Forward contracts included in other liabilities	81	3,145
Exchange traded written options included in other liabilities	414	632
Interest rate swaps included in other liabilities (1)	4,144	1,313
Credit risk participation agreements included in other liabilities	38	200
(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2021	2020	2019
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in other interest expense	$—	$—	$479

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(15,436)	$39,436	$11,096
Amount of gain (loss) recognized in bank card and other fees	1,649	(1,022)	(776)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$—	$—	$(109)

Information about financial instruments that are eligible for offset in the consolidated balance sheets at December 31, 2021 and 2020 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$20,115	$—	$20,115	$55	$—	$20,170

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,144	$—	$4,144	$55	$(850)	$3,349

Offsetting of Derivative Assets
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$37,974	$—	$37,974	$—	$—	$37,974

Offsetting of Derivative Liabilities
As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$1,313	$—	$1,313	$—	$(1,313)	$—

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2021	2020	2019
General Banking
Net interest income	$413,201	$420,225	$419,597
PCL (1)	(24,439)	45,058	10,622
Noninterest income	137,874	197,691	113,756
Noninterest expense (1)	421,561	401,810	367,976
Income before income taxes	153,953	171,048	154,755
Income taxes	22,706	25,109	18,638
General banking net income	$131,247	$145,939	$136,117

Selected Financial Information
Total assets	$17,275,438	$16,226,358	$13,140,467
Depreciation and amortization	$44,776	$40,351	$38,634

Wealth Management
Net interest income	$5,161	$6,082	$6,750
PCL	(9)	(11)	217
Noninterest income	35,420	31,634	30,860
Noninterest expense	31,721	30,318	28,882
Income before income taxes	8,869	7,409	8,511
Income taxes	2,219	1,853	2,123
Wealth Management net income	$6,650	$5,556	$6,388

Selected Financial Information
Total assets	$232,997	$242,429	$283,164
Depreciation and amortization	$269	$274	$270

Insurance
Net interest income	$(11)	$230	$242
Noninterest income	48,616	45,268	42,429
Noninterest expense	36,014	34,173	32,144
Income before income taxes	12,591	11,325	10,527
Income taxes	3,123	2,795	2,572
Insurance net income	$9,468	$8,530	$7,955

Selected Financial Information
Total assets	$87,201	$83,053	$74,246
Depreciation and amortization	$768	$700	$516

Consolidated
Net interest income	$418,351	$426,537	$426,589
PCL (1)	(24,448)	45,047	10,839
Noninterest income	221,910	274,593	187,045
Noninterest expense (1)	489,296	466,301	429,002
Income before income taxes	175,413	189,782	173,793
Income taxes	28,048	29,757	23,333
Consolidated net income	$147,365	$160,025	$150,460

Selected Financial Information
Total assets	$17,595,636	$16,551,840	$13,497,877
Depreciation and amortization	$45,813	$41,325	$39,420
(1)
During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Note 22 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2021	2020
Assets:
Investment in banks	$1,851,398	$1,769,165
Other assets	75,995	158,360
Total Assets	$1,927,393	$1,927,525

Liabilities and Shareholders' Equity:
Accrued expense	$1,184	$1,631
Subordinated notes	123,042	122,921
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,741,311	1,741,117
Total Liabilities and Shareholders' Equity	$1,927,393	$1,927,525

Condensed Statements of Income	Years Ended December 31,
	2021	2020	2019
Revenue:
Dividends received from banks	$45,284	$109,243	$120,297
Earnings of subsidiaries over distributions	108,141	53,724	32,971
Other income	95	66	90
Total Revenue	153,520	163,033	153,358
Expense:
Other expense	6,155	3,008	2,898
Total Expense	6,155	3,008	2,898
Net Income	$147,365	$160,025	$150,460

Condensed Statements of Cash Flows	Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$147,365	$160,025	$150,460
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	(108,141)	(53,724)	(32,971)
Other	(2,078)	(326)	(1,800)
Net cash from operating activities	37,146	105,975	115,689

Financing Activities:
Proceeds from subordinated notes	—	122,900	—
Common stock dividends	(58,085)	(58,769)	(59,804)
Repurchase and retirement of common stock	(61,799)	(27,538)	(56,615)
Net cash from financing activities	(119,884)	36,593	(116,419)
Net change in cash and cash equivalents	(82,738)	142,568	(730)
Cash and cash equivalents at beginning of year	158,275	15,707	16,437
Cash and cash equivalents at end of year	$75,537	$158,275	$15,707

Trustmark (parent company only) paid income taxes of approximately $15.3 million in 2021, $46.6 million in 2020 and $24.8 million in 2019. Trustmark paid interest of $4.6 million in 2021 compared to no interest paid or received in 2020 and interest received of $482 thousand during 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2021.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2021, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2021 was audited by Crowe LLP, Atlanta, Georgia, (U.S. PCAOB Auditor Firm I.D.: 173), an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Information about Executive Officers of Trustmark” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information at December 31, 2021 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	140,821	$—	563,994
Equity compensation plans not approved by security holders	—	—	—
Total	140,821	$—	563,994

(1)
This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.
(2)
Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)
This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan at December 31, 2021, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1. Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2021 Annual Report on Form 10-K and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey
Duane A. Dewey
President and Chief Executive Officer

DATE:	February 17, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 17, 2022	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 17, 2022	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 17, 2022	BY:	/s/ Augustus L. Collins
Augustus L. Collins, Director

DATE:	February 17, 2022	BY:	/s/ George T. Chambers, Jr.
George T. Chambers, Jr., Chief Accounting Officer

DATE:	February 17, 2022	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 17, 2022	BY:	/s/ Toni D. Cooley
Toni D. Cooley, Director

DATE:	February 17, 2022	BY:	/s/ Duane A. Dewey
Duane A. Dewey, President, Chief Executive Officer and Director

DATE:	February 17, 2022	BY:	/s/ Marcelo Eduardo
Marcelo Eduardo, Director

DATE:	February 17, 2022	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 17, 2022	BY:	/s/ Gerard R. Host
Gerard R. Host, Executive Chairman and Director

DATE:	February 17, 2022	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 17, 2022	BY:	/s/ Thomas C. Owens
Thomas C. Owens, Treasurer and Principal Financial Officer

DATE:	February 17, 2022	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 17, 2022	BY:	/s/ William G. Yates III
William G. Yates III, Director