Form 10-Q
period 2022-03-31
TRUSTMARK CORP
filed 2022-05-05
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, there were 61,463,563 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$1,917,564	$2,266,829
Securities available for sale, at fair value (amortized cost: $3,191,329 - 2022 $3,256,289 - 2021; allowance for credit losses (ACL): $0)	3,018,246	3,238,877
Securities held to maturity, net of ACL of $0 (fair value: $594,204 - 2022; $353,511 - 2021)	607,598	342,537
Paycheck Protection Program (PPP) loans	18,579	33,336
Loans held for sale (LHFS)	222,538	275,706
Loans held for investment (LHFI)	10,397,129	10,247,829
Less ACL, LHFI	98,734	99,457
Net LHFI	10,298,395	10,148,372
Premises and equipment, net	207,301	205,644
Mortgage servicing rights (MSR)	111,050	87,687
Goodwill	384,237	384,237
Identifiable intangible assets, net	4,591	5,074
Other real estate, net	3,187	4,557
Operating lease right-of-use assets	34,048	34,603
Other assets	614,217	568,177
Total Assets	$17,441,551	$17,595,636

Liabilities
Deposits:
Noninterest-bearing	$4,739,102	$4,771,065
Interest-bearing	10,374,190	10,316,095
Total deposits	15,113,292	15,087,160
Federal funds purchased and securities sold under repurchase agreements	170,499	238,577
Other borrowings	84,644	91,025
Subordinated notes	123,097	123,042
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	34,517	35,623
Operating lease liabilities	35,912	36,468
Other liabilities	186,352	180,574
Total Liabilities	15,810,169	15,854,325

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,463,392 shares - 2022; 61,648,679 shares - 2021	12,806	12,845
Capital surplus	167,094	175,913
Retained earnings	1,600,138	1,585,113
Accumulated other comprehensive income (loss), net of tax	(148,656)	(32,560)
Total Shareholders' Equity	1,631,382	1,741,311
Total Liabilities and Shareholders' Equity	$17,441,551	$17,595,636

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest Income
Interest and fees on LHFS & LHFI	$90,275	$90,561
Interest and fees on PPP loans	168	9,241
Interest on securities:
Taxable	12,357	8,938
Tax exempt	96	229
Other interest income	817	503
Total Interest Income	103,713	109,472
Interest Expense
Interest on deposits	2,760	5,223
Interest on federal funds purchased and securities sold under repurchase agreements	70	56
Other interest expense	1,539	1,857
Total Interest Expense	4,369	7,136
Net Interest Income	99,344	102,336
Provision for credit losses (PCL), LHFI	(860)	(10,501)
PCL, off-balance sheet credit exposures (1)	(1,106)	(9,367)
Net Interest Income After PCL	101,310	122,204
Noninterest Income
Service charges on deposit accounts	9,451	7,356
Bank card and other fees	8,442	9,472
Mortgage banking, net	9,873	20,804
Insurance commissions	14,089	12,445
Wealth management	9,054	8,416
Other, net	3,206	2,090
Total Noninterest Income	54,115	60,583
Noninterest Expense
Salaries and employee benefits	69,585	71,162
Services and fees	24,453	22,484
Net occupancy - premises	7,079	6,795
Equipment expense	6,061	6,244
Other expense (2)	14,341	14,863
Total Noninterest Expense (1)	121,519	121,548
Income Before Income Taxes	33,906	61,239
Income taxes	4,695	9,277
Net Income	$29,211	$51,962

Earnings Per Share
Basic	$0.47	$0.82
Diluted	$0.47	$0.82

(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense on off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. The prior period has been reclassified accordingly.
(2)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. The prior period has been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income per consolidated statements of income	$29,211	$51,962
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(116,753)	(16,350)
Change in net unrealized holding loss on securities transferred to held to maturity	400	533
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	20	21
Change in net actuarial loss	237	341
Other comprehensive income (loss), net of tax	(116,096)	(15,455)
Comprehensive income (loss)	$(86,885)	$36,507

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2022	61,648,679	$12,845	$175,913	$1,585,113	$(32,560)	$1,741,311
Net income per consolidated statements of income	—	—	—	29,211	—	29,211
Other comprehensive income (loss), net of tax	—	—	—	—	(116,096)	(116,096)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,186)	—	(14,186)
Shares withheld to pay taxes, long-term incentive plan	93,944	19	(1,028)	—	—	(1,009)
Repurchase and retirement of common stock	(279,231)	(58)	(9,036)	—	—	(9,094)
Compensation expense, long-term incentive plan	—	—	1,245	—	—	1,245
Balance, March 31, 2022	61,463,392	$12,806	$167,094	$1,600,138	$(148,656)	$1,631,382

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income per consolidated statements of income	$29,211	$51,962
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	(1,966)	(19,868)
Depreciation and amortization	10,441	11,126
Net amortization of securities	3,711	5,430
Gains on sales of loans, net	(8,315)	(25,796)
Compensation expense, long-term incentive plan	1,245	2,181
Deferred income tax provision	9,300	9,000
Proceeds from sales of loans held for sale	381,947	685,151
Purchases and originations of loans held for sale	(326,475)	(643,175)
Originations of mortgage servicing rights	(5,128)	(7,978)
Earnings on bank-owned life insurance	(1,188)	(1,216)
Net change in other assets	(15,626)	21,070
Net change in other liabilities	7,575	9,096
Other operating activities, net	(22,864)	(13,640)
Net cash from operating activities	61,868	83,343

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	38,822	44,688
Proceeds from maturities, prepayments and calls of securities available for sale	137,766	217,783
Purchases of securities held to maturity	(303,525)	—
Purchases of securities available for sale	(76,341)	(590,517)
Net proceeds from bank-owned life insurance	—	1,818
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	50
Net change in member bank stock	(68)	(3)
Net change in LHFI and PPP loans	(134,451)	(226,385)
Purchases of premises and equipment	(5,987)	(8,152)
Proceeds from sales of premises and equipment	1,129	—
Proceeds from sales of other real estate	1,413	909
Purchases of software	(1,832)	(818)
Investments in tax credit and other partnerships	(1,454)	(7,149)
Net cash from investing activities	(344,528)	(567,776)

Financing Activities
Net change in deposits	26,132	334,676
Net change in federal funds purchased and securities sold under repurchase agreements	(68,078)	(3,528)
Net change in short-term borrowings	—	(4,220)
Payments on long-term FHLB advances	(4)	(4)
Payments under finance lease obligations	(366)	(354)
Common stock dividends	(14,186)	(14,685)
Repurchase and retirement of common stock	(9,094)	(4,185)
Shares withheld to pay taxes, long-term incentive plan	(1,009)	(1,230)
Net cash from financing activities	(66,605)	306,470

Net change in cash and cash equivalents	(349,265)	(177,963)
Cash and cash equivalents at beginning of period	2,266,829	1,952,504
Cash and cash equivalents at end of period	$1,917,564	$1,774,541

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through 179 offices at March 31, 2022 in Alabama, Florida, Mississippi, Tennessee and Texas.

The consolidated financial statements include the accounts of Trustmark and all other entities in which Trustmark has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 (2021 Annual Report).

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2022 and December 31, 2021 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$384,134	$—	$(22,312)	$361,822	$—	$—	$—	$—
U.S. Government agency obligations	13,110	1	(488)	12,623	—	—	—	—
Obligations of states and political subdivisions	5,119	240	—	5,359	7,324	29	(4)	7,349
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	36,202	96	(1,181)	35,117	4,831	35	(69)	4,797
Issued by FNMA and FHLMC	2,156,905	141	(118,715)	2,038,331	192,373	33	(5,494)	186,912
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	168,065	37	(3,596)	164,506	224,012	366	(3,149)	221,229
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	427,794	—	(27,306)	400,488	179,058	282	(5,423)	173,917
Total	$3,191,329	$515	$(173,598)	$3,018,246	$607,598	$745	$(14,139)	$594,204

	Securities Available for Sale				Securities Held to Maturity
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$349,562	$16	$(4,938)	$344,640	$—	$—	$—	$—
U.S. Government agency obligations	14,044	20	(337)	13,727	—	—	—	—
Obligations of states and political subdivisions	5,134	580	—	5,714	7,328	64	(3)	7,389
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	38,942	665	(34)	39,573	5,005	187	(3)	5,189
Issued by FNMA and FHLMC	2,230,498	8,945	(21,014)	2,218,429	43,444	962	—	44,406
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	193,908	2,879	(97)	196,690	241,934	9,015	(31)	250,918
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	424,201	404	(4,501)	420,104	44,826	783	—	45,609
Total	$3,256,289	$13,509	$(30,921)	$3,238,877	$342,537	$11,011	$(37)	$353,511

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity. The securities were transferred at fair value, which became the cost basis for the securities held to maturity. At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax). The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of the transfer. At March 31, 2022, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $5.8 million ($4.3 million, net of tax) compared to approximately $6.3 million ($4.7 million, net of tax) at December 31, 2021.

ACL on Securities

Securities Available for Sale

Quarterly, Trustmark evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Trustmark performs further analysis. If Trustmark determines that a credit loss exists, the credit portion of the allowance is measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss recorded by Trustmark is limited to the amount by which the amortized cost exceeds the fair value. The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by Moody’s Investor Service (Moody’s).

At both March 31, 2022 and December 31, 2021, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At March 31, 2022, accrued interest receivable totaled $5.0 million for securities available for sale compared to $5.1 million at December 31, 2021 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At both March 31, 2022 and December 31, 2021, $7.3 million of securities had a potential for credit loss exposure and all consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2022 and December 31, 2021.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At March 31, 2022 accrued interest receivable totaled $1.1 million for securities held to maturity compared to $670 thousand at December 31, 2021 and was reported in other assets on the accompanying consolidated balance sheet.

At both March 31, 2022 and December 31, 2021, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at March 31, 2022 and December 31, 2021.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Aaa	$600,274	$335,208
Aa1 to Aa3	5,005	5,007
Not Rated (1)	2,319	2,322
Total	$607,598	$342,537

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at March 31, 2022 and December 31, 2021 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$361,822	$(22,312)	$—	$—	$361,822	$(22,312)
U.S. Government agency obligations	3,501	(172)	8,252	(316)	11,753	(488)
Obligations of states and political subdivisions	—	—	3,669	(4)	3,669	(4)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	35,599	(1,249)	57	(1)	35,656	(1,250)
Issued by FNMA and FHLMC	1,644,138	(82,266)	563,850	(41,943)	2,207,988	(124,209)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	313,741	(6,727)	1,397	(18)	315,138	(6,745)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	487,039	(30,502)	24,992	(2,227)	512,031	(32,729)
Total	$2,845,840	$(143,228)	$602,217	$(44,509)	$3,448,057	$(187,737)

December 31, 2021
U.S. Treasury Securities	$315,123	$(4,938)	$—	$—	$315,123	$(4,938)
U.S. Government agency obligations	1,312	(5)	8,619	(332)	9,931	(337)
Obligations of states and political subdivisions	3,006	(1)	667	(2)	3,673	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	6,040	(37)	—	—	6,040	(37)
Issued by FNMA and FHLMC	1,734,921	(19,980)	55,303	(1,034)	1,790,224	(21,014)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,038	(99)	2,647	(29)	21,685	(128)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	344,025	(4,492)	639	(9)	344,664	(4,501)
Total	$2,423,465	$(29,552)	$67,875	$(1,406)	$2,491,340	$(30,958)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Security Gains and Losses

During the three months ended March 31, 2022 and 2021, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.674 billion and $2.831 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both March 31, 2022 and December 31, 2021, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2022, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,243	$1,242	$2,807	$2,815
Due after one year through five years	277,977	263,670	4,517	4,534
Due after five years through ten years	112,990	105,167	—	—
Due after ten years	10,153	9,725	—	—
	402,363	379,804	7,324	7,349
Mortgage-backed securities	2,788,966	2,638,442	600,274	586,855
Total	$3,191,329	$3,018,246	$607,598	$594,204

Note 3 – LHFI and ACL, LHFI

At March 31, 2022 and December 31, 2021, LHFI consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Loans secured by real estate:
Construction, land development and other land	$628,331	$596,968
Other secured by 1-4 family residential properties	513,497	517,683
Secured by nonfarm, nonresidential properties	2,975,039	2,977,084
Other real estate secured	715,939	726,043
Other loans secured by real estate:
Other construction	645,628	711,813
Secured by 1-4 family residential properties	1,593,501	1,460,310
Commercial and industrial loans	1,495,060	1,414,279
Consumer loans	157,355	162,555
State and other political subdivision loans	1,215,023	1,146,251
Other commercial loans	457,756	534,843
LHFI	10,397,129	10,247,829
Less ACL	98,734	99,457
Net LHFI	$10,298,395	$10,148,372

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At March 31, 2022 and December 31, 2021, accrued interest receivable for LHFI totaled $27.7 million and $26.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At March 31, 2022, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2022 and 2021.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$150	$3,931	$—
Other secured by 1-4 family residential properties	—	3,238	243
Secured by nonfarm, nonresidential properties	14,906	16,602	—
Other real estate secured	—	94	—
Other loans secured by real estate:
Other construction	—	7,667	—
Secured by 1-4 family residential properties	1,300	13,164	1,091
Commercial and industrial loans	434	15,922	—
Consumer loans	—	112	169
State and other political subdivision loans	—	3,430	—
Other commercial loans	—	239	—
Total	$16,790	$64,399	$1,503

	December 31, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$4,784	$5,878	$7
Other secured by 1-4 family residential properties	1,319	3,418	148
Secured by nonfarm, nonresidential properties	10,842	12,508	—
Other real estate secured	56	150	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	12,775	1,655
Commercial and industrial loans	1,363	19,328	—
Consumer loans	—	117	304
State and other political subdivision loans	—	3,664	—
Other commercial loans	4,405	4,860	—
Total	$22,769	$62,698	$2,114

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$511	$295	$3,705	$4,511	$623,820	$628,331
Other secured by 1-4 family residential properties	1,803	680	838	3,321	510,176	513,497
Secured by nonfarm, nonresidential properties	400	58	1,421	1,879	2,973,160	2,975,039
Other real estate secured	43	—	85	128	715,811	715,939
Other loans secured by real estate:
Other construction	—	—	—	—	645,628	645,628
Secured by 1-4 family residential properties	2,712	1,138	6,290	10,140	1,583,361	1,593,501
Commercial and industrial loans	1,568	14,835	234	16,637	1,478,423	1,495,060
Consumer loans	990	149	169	1,308	156,047	157,355
State and other political subdivision loans	—	—	177	177	1,214,846	1,215,023
Other commercial loans	126	—	91	217	457,539	457,756
Total	$8,153	$17,155	$13,010	$38,318	$10,358,811	$10,397,129

	December 31, 2021
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$323	$11	$5,241	$5,575	$591,393	$596,968
Other secured by 1-4 family residential properties	1,811	368	567	2,746	514,937	517,683
Secured by nonfarm, nonresidential properties	845	—	1,442	2,287	2,974,797	2,977,084
Other real estate secured	—	—	142	142	725,901	726,043
Other loans secured by real estate:
Other construction	—	—	—	—	711,813	711,813
Secured by 1-4 family residential properties	2,799	531	6,720	10,050	1,450,260	1,460,310
Commercial and industrial loans	607	41	1,107	1,755	1,412,524	1,414,279
Consumer loans	1,673	182	305	2,160	160,395	162,555
State and other political subdivision loans	32	—	177	209	1,146,042	1,146,251
Other commercial loans	220	32	118	370	534,473	534,843
Total	$8,310	$1,165	$15,819	$25,294	$10,222,535	$10,247,829

Troubled Debt Restructurings (TDRs)

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

At March 31, 2022 and 2021, LHFI classified as TDRs totaled $23.3 million and $22.9 million, respectively. At March 31, 2022, TDRs were primarily comprised of bankruptcies, payment concessions and credits with interest-only payments for an extended period of time which totaled $21.7 million. At March 31, 2021, TDRs were primarily comprised of credits with interest-only payments for an extended period of time and payment concessions which totaled $17.3 million. Trustmark had no unused commitments on TDRs at both March 31, 2022 and March 31, 2021.

At March 31, 2022 and 2021, TDRs had a related ACL, LHFI of $1.9 million and $7.5 million, respectively. Trustmark had no charge-offs on TDRs for the three months ended March 31, 2022 and March 31, 2021.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	1	$31	$31	2	$126	$126
Secured by nonfarm, nonresidential properties	2	5,109	5,109	—	—	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	1	67	66	—	—	—
Commercial and industrial loans	1	500	500	1	14	14
Total	5	$5,707	$5,706	3	$140	$140

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	5	$5,583	—	$—
Other secured by 1-4 family residential properties	1	16	3	156
Secured by nonfarm, nonresidential properties	—	—	1	139
Total	6	$5,599	4	$295

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

The following tables detail LHFI classified as TDRs by loan class at March 31, 2022 and 2021 ($ in thousands):

	March 31, 2022
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$3,565	$3,565
Other secured by 1-4 family residential properties	—	939	939
Secured by nonfarm, nonresidential properties	—	12,266	12,266
Other loans secured by real estate:
Secured by 1-4 family residential properties	17	2,495	2,512
Commercial and industrial loans	500	198	698
Consumer loans	—	3	3
State and other political subdivision loans	—	3,252	3,252
Other commercial loans	—	36	36
Total TDRs	$517	$22,754	$23,271

	March 31, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$11	$11
Other secured by 1-4 family residential properties	42	3,644	3,686
Secured by nonfarm, nonresidential properties	—	3,846	3,846
Commercial and industrial loans	1,500	10,073	11,573
Consumer loans	—	15	15
State and other political subdivision loans	—	3,737	3,737
Other commercial loans	—	81	81
Total TDRs	$1,542	$21,407	$22,949

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$3,707	$—	$—	$—	$—	$3,707
Other secured by 1-4 family residential properties	—	—	—	—	—	—
Secured by nonfarm, nonresidential properties	15,136	—	—	—	—	15,136
Other real estate secured	—	—	—	—	—	—
Other loans secured by real estate:
Other construction	7,667	—	—	—	—	7,667
Secured by 1-4 family residential properties	1,300	—	—	—	—	1,300
Commercial and industrial loans	42	1	372	80	14,776	15,271
State and other political subdivision loans	3,430	—	—	—	—	3,430
Other commercial loans	—	—	—	—	36	36
Total	$31,282	$1	$372	$80	$14,812	$46,547

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,198	$—	$—	$—	$—	$5,198
Secured by nonfarm, nonresidential properties	11,072	—	—	—	—	11,072
Other real estate secured	56	—	—	—	—	56
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,319	—	—	—	—	1,319
Commercial and industrial loans	42	349	1,253	370	16,430	18,444
State and other political subdivision loans	3,664	—	—	—	—	3,664
Other commercial loans	4,572	—	—	—	36	4,608
Total	$25,923	$349	$1,253	$370	$16,466	$44,361

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

By definition, credit risk grades special mention (RR 7), substandard (RR 8), doubtful (RR 9) and loss (RR 10) are criticized loans while substandard (RR 8), doubtful (RR 9) and loss (RR 10) are classified loans. These definitions are standardized by the bank regulatory agencies and are generally equally applied to each individual lending institution. The remaining credit risk grades are considered pass credits and are solely defined by Trustmark.

To enhance this process, Trustmark has determined that certain loans will be individually assessed, and a formal analysis will be performed and based upon the analysis the loan will be written down to the net realizable value. Trustmark will individually assess and remove loans from the pool in the following circumstances:

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

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at March 31, 2022 and December 31, 2021 ($ in thousands):

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of March 31, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$94,785	$316,855	$68,312	$9,501	$1,692	$3,447	$37,676	$532,268
Special Mention - RR 7	6,312	—	—	—	—	—	—	6,312
Substandard - RR 8	—	291	—	3,428	29	—	—	3,748
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	101,097	317,146	68,312	12,929	1,721	3,489	37,676	542,370

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$10,785	$40,620	$20,974	$11,715	$8,350	$6,895	$8,354	$107,693
Special Mention - RR 7	—	106	99	—	—	—	—	205
Substandard - RR 8	295	416	134	6	170	355	—	1,376
Doubtful - RR 9	—	20	—	—	—	—	—	20
Total	11,080	41,162	21,207	11,721	8,520	7,250	8,354	109,294

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$226,732	$683,655	$596,896	$589,462	$317,774	$403,703	$101,019	$2,919,241
Special Mention - RR 7	976	—	—	404	—	552	—	1,932
Substandard - RR 8	518	13,467	10,951	6,367	1,807	20,317	250	53,677
Doubtful - RR 9	41	—	—	97	—	21	—	159
Total	228,267	697,122	607,847	596,330	319,581	424,593	101,269	2,975,009

Other real estate secured:
Pass - RR 1 through RR 6	$116,864	$188,448	$143,574	$157,489	$37,541	$55,094	$15,084	$714,094
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	629	—	65	—	8	833	—	1,535
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	117,493	188,448	143,639	157,489	37,549	55,927	15,084	715,629

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of March 31, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$55,008	$249,211	$329,794	$1,626	$—	$—	$2,322	$637,961
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,667	—	—	—	—	—	7,667
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	55,008	256,878	329,794	1,626	—	—	2,322	645,628

Commercial and industrial loans:
Pass - RR 1 through RR 6	$162,793	$404,875	$232,543	$67,420	$26,232	$79,543	$467,366	$1,440,772
Special Mention - RR 7	64	633	92	49	496	37	95	1,466
Substandard - RR 8	4,854	8,205	345	637	548	7,683	30,298	52,570
Doubtful - RR 9	119	20	39	23	42	4	5	252
Total	167,830	413,733	233,019	68,129	27,318	87,267	497,764	1,495,060

State and other political subdivision loans:
Pass - RR 1 through RR 6	$144,731	$339,370	$145,652	$55,930	$29,709	$489,153	$3,698	$1,208,243
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,430	—	3,430
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	144,731	339,370	145,652	55,930	29,709	495,933	3,698	1,215,023

Other commercial loans:
Pass - RR 1 through RR 6	$14,801	$88,445	$42,139	$53,179	$7,844	$46,714	$191,367	$444,489
Special Mention - RR 7	3,899	—	—	—	—	—	9,013	12,912
Substandard - RR 8	—	120	7	45	33	—	100	305
Doubtful - RR 9	25	—	2	—	—	23	—	50
Total	18,725	88,565	42,148	53,224	7,877	46,737	200,480	457,756

Total commercial LHFI	$844,231	$2,342,424	$1,591,618	$957,378	$432,275	$1,121,196	$866,647	$8,155,769

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of March 31, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$3,197	$15,125	$51,140	$10,470	$2,524	$2,755	$—	$85,211
Past due 30-89 days	—	—	256	309	21	9	—	595
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	63	—	—	—	92	—	155
Total	3,197	15,188	51,396	10,779	2,545	2,856	—	85,961

Other secured by 1-4 family residential properties:
Current	$1,496	$18,168	$7,960	$5,910	$5,217	$10,066	$350,539	$399,356
Past due 30-89 days	—	162	8	67	5	130	1,529	1,901
Past due 90 days or more	—	—	—	—	—	24	219	243
Nonaccrual	—	24	48	27	9	592	2,003	2,703
Total	1,496	18,354	8,016	6,004	5,231	10,812	354,290	404,203

Secured by nonfarm, nonresidential properties:
Current	$—	$29	$—	$—	$—	$1	$—	$30
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	29	—	—	—	1	—	30

Other real estate secured:
Current	$—	$—	$95	$—	$7	$195	$—	$297
Past due 30-89 days	—	—	—	—	—	13	—	13
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	95	—	7	208	—	310

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of March 31, 2022	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$207,907	$608,256	$221,365	$124,083	$99,446	$314,754	$—	$1,575,811
Past due 30-89 days	—	869	913	279	119	1,256	—	3,436
Past due 90 days or more	—	369	406	—	9	306	—	1,090
Nonaccrual	—	621	1,691	1,656	2,235	6,961	—	13,164
Total	207,907	610,115	224,375	126,018	101,809	323,277	—	1,593,501

Consumer loans:
Current	$20,328	$51,874	$19,863	$6,244	$3,612	$1,199	$52,817	$155,937
Past due 30-89 days	302	224	125	87	16	4	380	1,138
Past due 90 days or more	17	5	4	1	—	—	141	168
Nonaccrual	4	68	13	2	6	7	12	112
Total	20,651	52,171	20,005	6,334	3,634	1,210	53,350	157,355

Total consumer LHFI	$233,251	$695,857	$303,887	$149,135	$113,226	$338,364	$407,640	$2,241,360

Total LHFI	$1,077,482	$3,038,281	$1,895,505	$1,106,513	$545,501	$1,459,560	$1,274,287	$10,397,129

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$376,438	$76,176	$21,366	$2,189	$1,367	$2,890	$26,505	$506,931
Special Mention - RR 7	71	6,382	—	—	—	—	—	6,453
Substandard - RR 8	2,243	—	3,435	30	—	—	—	5,708
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	378,752	82,558	24,801	2,219	1,367	2,932	26,505	519,134

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$44,208	$23,269	$13,194	$9,722	$5,737	$3,076	$8,771	$107,977
Special Mention - RR 7	111	143	—	—	—	—	—	254
Substandard - RR 8	721	150	6	166	46	627	—	1,716
Doubtful - RR 9	22	—	—	—	—	—	—	22
Total	45,062	23,562	13,200	9,888	5,783	3,703	8,771	109,969

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$750,869	$604,026	$610,446	$350,603	$183,115	$279,529	$113,808	$2,892,396
Special Mention - RR 7	1,510	9,584	412	—	1,562	4,522	—	17,590
Substandard - RR 8	11,017	2,357	13,609	3,591	5,988	29,309	1,025	66,896
Doubtful - RR 9	43	—	105	—	—	21	—	169
Total	763,439	615,967	624,572	354,194	190,665	313,381	114,833	2,977,051

Other real estate secured:
Pass - RR 1 through RR 6	$256,273	$105,687	$220,487	$64,268	$6,816	$56,196	$13,350	$723,077
Special Mention - RR 7	—	—	—	—	—	773	—	773
Substandard - RR 8	1,684	65	—	8	—	101	—	1,858
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	257,957	105,752	220,487	64,276	6,816	57,070	13,350	725,708

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$273,747	$393,580	$25,142	$—	$—	$—	$17,909	$710,378
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,435	—	—	—	—	—	—	1,435
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	275,182	393,580	25,142	—	—	—	17,909	711,813

Commercial and industrial loans:
Pass - RR 1 through RR 6	$503,073	$249,171	$74,239	$33,403	$50,016	$35,883	$400,423	$1,346,208
Special Mention - RR 7	643	365	147	550	48	—	99	1,852
Substandard - RR 8	14,530	1,338	1,221	1,119	9,237	386	38,182	66,013
Doubtful - RR 9	20	46	29	107	—	4	—	206
Total	518,266	250,920	75,636	35,179	59,301	36,273	438,704	1,414,279

State and other political subdivision loans:
Pass - RR 1 through RR 6	$381,317	$148,156	$56,987	$30,558	$95,491	$418,319	$8,409	$1,139,237
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,664	—	3,664
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	381,317	148,156	56,987	30,558	95,491	425,333	8,409	1,146,251

Other commercial loans:
Pass - RR 1 through RR 6	$103,504	$38,661	$64,871	$8,643	$7,924	$41,112	$232,476	$497,191
Special Mention - RR 7	4,059	—	—	—	—	—	9,013	13,072
Substandard - RR 8	4,532	6,681	82	212	—	—	13,000	24,507
Doubtful - RR 9	—	50	—	—	—	23	—	73
Total	112,095	45,392	64,953	8,855	7,924	41,135	254,489	534,843

Total commercial LHFI	$2,732,070	$1,665,887	$1,105,778	$505,169	$367,347	$879,827	$882,970	$8,139,048

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$51,849	$16,204	$3,024	$3,059	$797	$2,404	$—	$77,337
Past due 30-89 days	—	265	49	5	—	14	—	333
Past due 90 days or more	—	—	—	—	—	7	—	7
Nonaccrual	64	—	—	—	—	93	—	157
Total	51,913	16,469	3,073	3,064	797	2,518	—	77,834

Other secured by 1-4 family residential properties:
Current	$21,166	$11,098	$6,119	$5,903	$3,291	$7,853	$347,743	$403,173
Past due 30-89 days	5	34	87	114	—	145	1,214	1,599
Past due 90 days or more	—	4	—	—	—	13	91	108
Nonaccrual	26	70	29	9	341	274	2,085	2,834
Total	21,197	11,206	6,235	6,026	3,632	8,285	351,133	407,714

Secured by nonfarm, nonresidential properties:
Current	$31	$—	$—	$—	$2	$—	$—	$33
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	31	—	—	—	2	—	—	33

Other real estate secured:
Current	$—	$97	$—	$8	$60	$170	$—	$335
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	97	—	8	60	170	—	335

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$622,330	$233,951	$137,500	$107,345	$56,374	$285,919	$—	$1,443,419
Past due 30-89 days	542	494	333	10	369	714	—	2,462
Past due 90 days or more	199	501	165	122	218	450	—	1,655
Nonaccrual	272	1,875	1,419	2,105	916	6,187	—	12,774
Total	623,343	236,821	139,417	109,582	57,877	293,270	—	1,460,310

Consumer loans:
Current	$65,366	$25,512	$8,498	$4,734	$1,289	$378	$54,518	$160,295
Past due 30-89 days	989	223	123	22	10	5	468	1,840
Past due 90 days or more	26	23	6	—	—	—	248	303
Nonaccrual	71	17	2	13	8	—	6	117
Total	66,452	25,775	8,629	4,769	1,307	383	55,240	162,555

Total consumer LHFI	$762,936	$290,368	$157,354	$123,449	$63,675	$304,626	$406,373	$2,108,781

Total LHFI	$3,495,006	$1,956,255	$1,263,132	$628,618	$431,022	$1,184,453	$1,289,343	$10,247,829

Past Due LHFS

LHFS past due 90 days or more totaled $62.1 million and $69.9 million at March 31, 2022 and December 31, 2021, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2022 or 2021.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	Prime Rate, National GDP
		Lots and development	DCF	Prime Rate, Southern Unemployment
		Unimproved land	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - office	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied- Retail	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	DCF	Prime Rate, National Unemployment
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Credit cards	WARM	Trustmark call report data
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	Southern Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans	Other commercial loans	Other loans	DCF	Prime Rate, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data

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

During the first quarter of 2022, Management elected to incorporate a methodology change relating to the other construction pool. Components of this change include management utilizing an alternative LDA to support the PD and LGD assumptions necessary to apply a DCF methodology to the other construction pool. Fundamentally, this approach utilizes publicly reported default balances and leverages a generalized linear model (GLM) framework to estimate PD. Taken together, these differences allow for results to be scaled to be specific and directly applicable to the other construction segment. LGD is assumed to be a through-the-cycle constant based on the actual performance of Trustmark’s other construction segment. These assumptions are then input into the DCF model and used in conjunction with prepayment data to calculate the cash flows at the individual loan level. Previously, the other construction pool used the weighted average remaining maturity (WARM) method. Management believes this change is commensurate with the level of risk in the pool.

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

An alternate method of estimating the ACL is used for certain loan pools due to specific characteristics of these loans. For the non-DCF pools, specifically, those using the WARM method, the remaining life is incorporated into the ACL quantitative calculation.

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

The external factors qualitative factor is Management’s best judgement on the loan or pool level impact of all factors that affect the portfolio that are not accounted for using any other part of the ACL methodology (e.g., natural disasters, changes in legislation, impacts due to technology and pandemics). Trustmark's External Factor – Pandemic ensures reserve adequacy for collectively evaluated loans most likely to be impacted by the unique economic and behavioral conditions created by the COVID-19 pandemic. Additional qualitative reserves are derived based on two principles. The first is the disconnect of economic factors to Trustmark’s modeled PD (derived from the econometric models underpinning the quantitative pooled reserves). During the pandemic, extraordinary measures by the federal government were made available to consumers and businesses, including COVID-19 loan payment concessions, direct transfer payments to households, tax deferrals, and reduced interest rates, among others. These government interventions may have extended the lag between economic conditions and default, relative to what was captured in the model development data. Because Trustmark’s econometric PD models rely on the observed relationship from the economic downturn from 2007 to 2009 in both timing and severity, Management does not expect the models to reflect these current conditions. For example, while the models would predict contemporaneous unemployment peaks and loan defaults, this may not occur when borrowers can request payment deferrals. Thus, for the affected population, economic conditions are not fully considered as a part of Trustmark’s quantitative reserve. The second principle is the change in risk that is identified by rating changes. As a part of Trustmark’s credit review process, loans in the affected population have been given more frequent screening to ensure accurate ratings are maintained through this dynamic period. Trustmark’s quantitative reserve does not directly address changes in ratings, thus a migration qualitative factor was designed to work in concert with the quantitative reserve. In a downturn, the qualitative factor is inactive for most pools because changes in ratings are congruent with changes in macroeconomic conditions, which directly influence the PD models in the quantitative reserve.

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic were not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor-Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature. To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (RR 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (RR 5) or watch (RR 6) received the additional reserves based on the average of the macroeconomic conditions and weighted- average of the commercial loan portfolio loss rate while the loans rated special mention and substandard received additional reserves based on the weighted-average described above.

During the first quarter of 2022, in order to account for the potential uncertainty related to higher prices and low economic growth, Trustmark chose to enact a portion of the qualitative framework, External Factor- Stagflation. Management calculates the reserve using a third-party stagflation forecast and compares it to the third-party baseline forecast used in the quantitative modeling. The differential is then added as qualitative reserves to account for potential uncertainty.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$666	$6,685	$7,351	$3,707	624,624	$628,331
Other secured by 1-4 family residential properties	—	9,867	9,867	—	513,497	513,497
Secured by nonfarm, nonresidential properties	—	32,030	32,030	15,136	2,959,903	2,975,039
Other real estate secured	—	3,640	3,640	—	715,939	715,939
Other loans secured by real estate:
Other construction	7,667	6,280	13,947	7,667	637,961	645,628
Secured by 1-4 family residential properties	—	5,628	5,628	1,300	1,592,201	1,593,501
Commercial and industrial loans	2,797	12,154	14,951	15,271	1,479,789	1,495,060
Consumer loans	—	4,872	4,872	—	157,355	157,355
State and other political subdivision loans	1,160	1,211	2,371	3,430	1,211,593	1,215,023
Other commercial loans	36	4,041	4,077	36	457,720	457,756
Total	$12,326	$86,408	$98,734	$46,547	$10,350,582	$10,397,129

	December 31, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$278	$5,801	$6,079	$5,198	$591,770	$596,968
Other secured by 1-4 family residential properties	—	10,310	10,310	—	517,683	517,683
Secured by nonfarm, nonresidential properties	—	37,912	37,912	11,072	2,966,012	2,977,084
Other real estate secured	—	4,713	4,713	56	725,987	726,043
Other loans secured by real estate:
Other construction	—	5,968	5,968	—	711,813	711,813
Secured by 1-4 family residential properties	—	2,706	2,706	1,319	1,458,991	1,460,310
Commercial and industrial loans	5,750	13,189	18,939	18,444	1,395,835	1,414,279
Consumer loans	—	4,774	4,774	—	162,555	162,555
State and other political subdivision loans	1,394	1,314	2,708	3,664	1,142,587	1,146,251
Other commercial loans	203	5,145	5,348	4,608	530,235	534,843
Total	$7,625	$91,832	$99,457	$44,361	$10,203,468	$10,247,829

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$99,457	$117,306
Loans charged-off	(2,242)	(1,245)
Recoveries	2,379	3,631
Net (charge-offs) recoveries	137	2,386
PCL, LHFI	(860)	(10,501)
Balance at end of period	$98,734	$109,191

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended March 31, 2022
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,079	$(28)	$843	$457	$7,351
Other secured by 1-4 family residential properties	10,310	(13)	89	(519)	9,867
Secured by nonfarm, nonresidential properties	37,912	—	27	(5,909)	32,030
Other real estate secured	4,713	—	3	(1,076)	3,640
Other loans secured by real estate:
Other construction	5,968	—	3	7,976	13,947
Secured by 1-4 family residential properties	2,706	—	6	2,916	5,628
Commercial and industrial loans	18,939	(285)	100	(3,803)	14,951
Consumer loans	4,774	(579)	379	298	4,872
State and other political subdivision loans	2,708	—	—	(337)	2,371
Other commercial loans	5,348	(1,337)	929	(863)	4,077
Total	$99,457	$(2,242)	$2,379	$(860)	$98,734

The decreases in the PCL, LHFI for the three months ended March 31, 2022 were primarily due to improvements in credit quality and in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate and the PD and LGD floors.

For the three months ended March 31, 2022, the PCL, LHFI for the other construction loan portfolio increased $8.0 million primarily due to specific reserves on individually analyzed credits. The PCL, LHFI for the other loans secured by 1-4 family residential properties portfolio increased $2.9 million during the three months ended March 31, 2022 primarily due to a decrease in prepayment speeds which resulted from the rising interest-rate environment.

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

The decreases in the PCL, LHFI for the three months ended March 31, 2021 were primarily due to improvements in the microeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate.

The PCL, LHFI for the commercial and industrial loan portfolio increased $4.1 million during the three months ended March 31, 2021 primarily due to specific reserves on individually analyzed credits.

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$87,687	$66,464
Origination of servicing assets	5,128	7,978
Change in fair value:
Due to market changes	22,020	13,696
Due to run-off	(3,785)	(5,103)
Balance at end of period	$111,050	$83,035

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. At March 31, 2022, the fair value of the MSR included an assumed average prepayment speed of 9 CPR and an average discount rate of 9.56% compared to an assumed average prepayment speed of 11 CPR and an average discount rate of 9.54% at March 31, 2021.

Mortgage Loans Serviced/Sold

During the first three months of 2022 and 2021, Trustmark sold $373.6 million and $659.4 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $6.2 million for the first three months of 2022 compared to $19.5 million for the first three months of 2021.

The table below details the mortgage loans sold and serviced for others at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Federal National Mortgage Association	$4,733,778	$4,709,584
Government National Mortgage Association	3,226,922	3,194,373
Federal Home Loan Mortgage Corporation	33,499	35,971
Other	12,518	13,272
Total mortgage loans sold and serviced for others	$8,006,717	$7,953,200

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both March 31, 2022 and 2021, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At March 31, 2022, Trustmark’s geographic other real estate distribution was concentrated in its Mississippi market region. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$4,557	$11,651
Additions	45	—
Disposals	(1,868)	(850)
(Write-downs) recoveries	453	(150)
Balance at end of period	$3,187	$10,651

Gains (losses), net on the sale of other real estate included in other real estate expense	$(455)	$59

At March 31, 2022 and December 31, 2021, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
1-4 family residential properties	$72	$94
Nonfarm, nonresidential properties	3,115	4,463
Total other real estate	$3,187	$4,557

At March 31, 2022 and December 31, 2021, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Mississippi (1)	$3,187	$4,557
(1)
Mississippi includes Central and Southern Mississippi Regions.

At March 31, 2022, the balance of other real estate included $72 thousand of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $94 thousand at December 31, 2021. At March 31, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.3 million and $1.2 million, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Finance leases:
Amortization of right-of-use assets	$387	$384
Interest on lease liabilities	49	57
Operating lease cost	1,275	1,305
Short-term lease cost	132	119
Variable lease cost	311	307
Sublease income	(80)	(76)
Net lease cost	$2,074	$2,096

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Finance leases:
Operating cash flows included in operating activities	$49	$57
Financing cash flows included in payments under finance lease obligations	366	354
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	1,276	1,009
Operating cash flows (liability reduction) included in other operating activities, net	1,041	967

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Finance lease right-of-use assets, net of accumulated depreciation	$5,630	$6,017
Finance lease liabilities	6,098	6,464
Operating lease right-of-use assets	34,048	34,603
Operating lease liabilities	35,912	36,468

Weighted-average lease term:
Finance leases	8.42 years	8.37 years
Operating leases	8.99 years	9.25 years

Weighted-average discount rate:
Finance leases	3.29%	3.24%
Operating leases	2.83%	2.84%

At March 31, 2022, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$1,182	$3,770
2023	885	4,875
2024	572	4,920
2025	584	4,840
2026	589	4,645
Thereafter	3,279	17,663
Total minimum lease payments	7,091	40,713
Less imputed interest	(993)	(4,801)
Lease liabilities	$6,098	$35,912

Note 7 – Deposits

At March 31, 2022 and December 31, 2021, deposits consisted of the following ($ in thousands):

	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$4,739,102	$4,771,065
Interest-bearing demand	4,398,486	4,372,500
Savings	4,800,179	4,745,137
Time	1,175,525	1,198,458
Total	$15,113,292	$15,087,160

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $229.7 million and $252.4 million at March 31, 2022 and December 31, 2021, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. As of March 31, 2022, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$103,289	$167,310
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	797	1,475
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	23,776	24,528
Total securities sold under repurchase agreements	$127,862	$193,313

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net. Other real estate sales for the three months ended March 31, 2022 resulted in a net loss of $455 thousand compared to a net gain of $59 thousand for the three months ended March 31, 2021.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$9,431	$—	$9,431	$7,338	$—	$7,338
Bank card and other fees	7,417	1,015	8,432	7,184	2,280	9,464
Mortgage banking, net	—	9,873	9,873	—	20,804	20,804
Wealth management	24	—	24	18	—	18
Other, net	2,518	657	3,175	1,388	640	2,028
Total noninterest income	$19,390	$11,545	$30,935	$15,928	$23,724	$39,652

Wealth Management Segment
Service charges on deposit accounts	$20	$—	$20	$18	$—	$18
Bank card and other fees	10	—	10	8	—	8
Wealth management	9,030	—	9,030	8,398	—	8,398
Other, net	32	7	39	32	7	39
Total noninterest income	$9,092	$7	$9,099	$8,456	$7	$8,463

Insurance Segment
Insurance commissions	$14,089	$—	$14,089	$12,445	$—	$12,445
Other, net	(8)	—	(8)	23	—	23

Total noninterest income	$14,081	$—	$14,081	$12,468	$—	$12,468

Consolidated
Service charges on deposit accounts	$9,451	$—	$9,451	$7,356	$—	$7,356
Bank card and other fees	7,427	1,015	8,442	7,192	2,280	9,472
Mortgage banking, net	—	9,873	9,873	—	20,804	20,804
Insurance commissions	14,089	—	14,089	12,445	—	12,445
Wealth management	9,054	—	9,054	8,416	—	8,416
Other, net	2,542	664	3,206	1,443	647	2,090
Total noninterest income	$42,563	$11,552	$54,115	$36,852	$23,731	$60,583
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Service cost	$29	$63
Interest cost	48	43
Expected return on plan assets	(30)	(33)
Recognized net actuarial loss	60	149
Net periodic benefit cost	$107	$222

For the plan year ending December 31, 2022, Trustmark’s minimum required contribution to the Continuing Plan is $176 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2022 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Service cost	$18	$19
Interest cost	330	293
Amortization of prior service cost	28	28
Recognized net actuarial loss	255	306
Net periodic benefit cost	$631	$646

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

Time-Based Awards

Trustmark’s time-based awards granted to Trustmark’s executive and senior management teams vest over three years. Trustmark’s time-based awards granted to members of Trustmark’s Board of Directors vest over one year. Time-based awards are valued utilizing the fair value of Trustmark’s stock at the grant date. These awards are recognized on the straight-line method over the requisite service period. During 2020, Trustmark began granting time-based units instead of time-based awards. The time-based units have the same attributes as the previously granted time-based awards, except for the time-based units do not provide voting rights.

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended March 31, 2022
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	140,821	337,466
Granted	60,773	103,083
Released from restriction	(19,723)	(105,137)
Forfeited	(27,022)	(1,348)
Nonvested shares, end of period	154,849	334,064

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Performance awards and units	$129	$(118)
Time-vested awards and units	1,116	2,299
Total compensation expense	$1,245	$2,181

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At March 31, 2022 and 2021, Trustmark had unused commitments to extend credit of $5.052 billion and $4.711 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At March 31, 2022 and 2021, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $202.6 million and $107.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2022 and 2021, the fair value of collateral held was $112.6 million and $21.5 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2022 and December 31, 2021.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$35,623	$38,572
PCL, off-balance sheet credit exposures (1)	(1,106)	(9,367)
Balance at end of period	$34,517	$29,205

(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2022 was primarily due to a decrease in unfunded balances. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2021 was primarily due to improvements of the overall economy and macroeconomic factors used to determine the necessary reserves for off-balance sheet credit exposures.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Basic shares	61,514	63,396
Dilutive shares	196	167
Diluted shares	61,710	63,563

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted-average antidilutive stock awards	—	74

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense paid on deposits and borrowings	$4,393	$7,247
Noncash transfers from loans to other real estate	45	—
Finance right-of-use assets resulting from lease liabilities	—	92
Operating right-of-use assets resulting from lease liabilities	475	3,863

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2021 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of March 31, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2022. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2022, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2022 and December 31, 2021 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,425,283	11.23%	7.00%	n/a
Trustmark National Bank	1,516,646	11.95%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,485,283	11.70%	8.50%	n/a
Trustmark National Bank	1,516,646	11.95%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,717,144	13.53%	10.50%	n/a
Trustmark National Bank	1,625,410	12.81%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,485,283	8.66%	4.00%	n/a
Trustmark National Bank	1,516,646	8.86%	4.00%	5.00%

At December 31, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,425,227	11.29%	7.00%	n/a
Trustmark National Bank	1,518,599	12.03%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,485,227	11.77%	8.50%	n/a
Trustmark National Bank	1,518,599	12.03%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,710,700	13.55%	10.50%	n/a
Trustmark National Bank	1,621,030	12.84%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,485,227	8.73%	4.00%	n/a
Trustmark National Bank	1,518,599	8.94%	4.00%	5.00%

Stock Repurchase Program

On January 28, 2020, the Board of Directors of Trustmark authorized a stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2021. On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic. Trustmark resumed the repurchase of its shares in January 2021. Under this authority, Trustmark repurchased approximately 1.9 million shares of its outstanding common stock valued at $61.8 million during 2021.

On December 7, 2021, Trustmark's Board of Directors authorized a stock repurchase program effective January 1, 2022, under which $100.0 million of Trustmark's outstanding shares may be acquired through December 31, 2022. The repurchase program, which is subject to market conditions and management discretion, will continue to be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased approximately 279 thousand shares of its common stock valued at $9.1 million during the first three months of 2022.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following table presents the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods presented ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(155,671)	$38,918	$(116,753)	$(21,800)	$5,450	$(16,350)
Change in net unrealized holding loss on securities transferred to held to maturity	533	(133)	400	711	(178)	533
Total securities available for sale and transferred securities	(155,138)	38,785	(116,353)	(21,089)	5,272	(15,817)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(8)	20	28	(7)	21
Recognized net loss due to lump sum settlements	—	—	—	—	—	—
Change in net actuarial loss	315	(78)	237	455	(114)	341
Total pension and other postretirement benefit plans	343	(86)	257	483	(121)	362
Total other comprehensive income (loss)	$(154,795)	$38,699	$(116,096)	$(20,606)	$5,151	$(15,455)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$(17,774)	$(14,786)	$(32,560)
Other comprehensive income (loss) before reclassification	(116,353)	—	(116,353)
Amounts reclassified from accumulated other comprehensive income (loss)	—	257	257
Net other comprehensive income (loss)	(116,353)	257	(116,096)
Balance at March 31, 2022	$(134,127)	$(14,529)	$(148,656)

Balance at January 1, 2021	$17,331	$(18,382)	$(1,051)
Other comprehensive income (loss) before reclassification	(15,817)	—	(15,817)
Amounts reclassified from accumulated other comprehensive income (loss)	—	362	362
Net other comprehensive income (loss)	(15,817)	362	(15,455)
Balance at March 31, 2021	$1,514	$(18,020)	$(16,506)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the three months ended March 31, 2022 and the year ended December 31, 2021.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$361,822	$361,822	$—	$—
U.S. Government agency obligations	12,623	—	12,623	—
Obligations of states and political subdivisions	5,359	—	5,359	—
Mortgage-backed securities	2,638,442	—	2,638,442	—
Securities available for sale	3,018,246	361,822	2,656,424	—
Loans held for sale	222,538	—	222,538	—
Mortgage servicing rights	111,050	—	—	111,050
Other assets - derivatives	6,602	1,906	5,216	(520)
Other liabilities - derivatives	21,892	10,537	11,355	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$344,640	$344,640	$—	$—
U.S. Government agency obligations	13,727	—	13,727	—
Obligations of states and political subdivisions	5,714	—	5,714	—
Mortgage-backed securities	2,874,796	—	2,874,796	—
Securities available for sale	3,238,877	344,640	2,894,237	—
LHFS	275,706	—	275,706	—
MSR	87,687	—	—	87,687
Other assets - derivatives	24,809	2,794	20,156	1,859
Other liabilities - derivatives	4,677	414	4,263	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	18,235	(842)
Additions	5,128	—
Sales	—	(1,537)
Balance, March 31, 2022	$111,050	$(520)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2022	$22,020	$(1,341)

Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	8,593	2,748
Additions	7,978	—
Sales	—	(8,203)
Balance, March 31, 2021	$83,035	$4,105

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2021	$13,696	$1,579

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at March 31, 2022, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At March 31, 2022, Trustmark had outstanding balances of $46.5 million with a related ACL of $12.3 million in collateral-dependent LHFI, compared to outstanding balances of $44.4 million with a related ACL of $7.6 million in collateral-dependent LHFI at December 31, 2021. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

During the first three months of 2022, Trustmark had no write-downs of foreclosed assets in order to reach their current fair values compared to $521 thousand of foreclosed assets that were remeasured during the first three months of 2021, requiring write-downs of $47 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2022 and December 31, 2021, are as follows ($ in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$1,917,564	$1,917,564	$2,266,829	$2,266,829
Securities held to maturity	607,598	594,204	342,537	353,511
Level 3 Inputs:
Net LHFI and PPP loans	10,316,974	10,259,188	10,181,708	10,123,379

Financial Liabilities:
Level 2 Inputs:
Deposits	15,113,292	15,100,199	15,087,160	15,084,440
Federal funds purchased and securities sold under repurchase agreements	170,499	170,499	238,577	238,577
Other borrowings	84,644	84,639	91,025	91,022
Subordinated notes	123,097	121,250	123,042	128,438
Junior subordinated debt securities	61,856	48,866	61,856	49,485

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three months ended March 31, 2022, a net loss of $5.6 million was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net loss of $10.6 million for the three months ended March 31, 2021. Interest and fees on LHFS and LHFI for the three months ended March 31, 2022 included $1.3 million of interest earned on LHFS accounted for under the fair value option, compared to $2.1 million for the three months ended March 31, 2021. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $78.5 million and $84.5 million at March 31, 2022 and December 31, 2021, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Fair value of LHFS	$144,086	$191,242
LHFS contractual principal outstanding	145,103	186,535
Fair value less unpaid principal	$(1,017)	$4,707

Note 17 – Derivative Financial Instruments

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $490.0 million at March 31, 2022 compared to $409.5 million at December 31, 2021. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net positive ineffectiveness of $1.0 million and $270 thousand for the three months ended March 31, 2022 and 2021, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $229.0 million at March 31, 2022, with a positive valuation adjustment of $5.8 million, compared to $236.0 million, with a negative valuation adjustment of $81 thousand, at December 31, 2021.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $160.0 million at March 31, 2022, with a negative valuation adjustment of $520 thousand, compared to $142.6 million, with a positive valuation adjustment of $1.9 million, at December 31, 2021.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At March 31, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.182 billion related to this program, compared to $1.225 billion at December 31, 2021.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At March 31, 2022 and December 31, 2021, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $39 thousand and $655 thousand, respectively. At March 31, 2022, Trustmark had posted collateral of $40 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $48.0 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At March 31, 2022, Trustmark had entered into twenty-five risk participation agreements as a guarantor with an aggregate notional amount of $198.1 million compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2022 and December 31, 2021.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at March 31, 2022 and December 31, 2021 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$1,906	$438
OTC written options (rate locks) included in other assets	(520)	1,859
Futures contracts included in other assets	—	2,356
Interest rate swaps included in other assets (1)	5,205	20,115
Credit risk participation agreements included in other assets	11	41
Futures contracts included in other liabilities	10,443	—
Forward contracts included in other liabilities	(5,796)	81
Exchange traded written options included in other liabilities	94	414
Interest rate swaps included in other liabilities (1)	17,137	4,144
Credit risk participation agreements included in other liabilities	14	38

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2022	2021
Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(17,518)	$(9,198)
Amount of gain (loss) recognized in bank card and other fees	409	1,602

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,205	$—	$5,205	$(277)	$—	$4,928

Offsetting of Derivative Liabilities
As of March 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$17,137	$—	$17,137	$(277)	$(40)	$16,820

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$20,115	$—	$20,115	$(55)	$—	$20,060

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,144	$—	$4,144	$(55)	$(850)	$3,239

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance. For a complete overview of Trustmark’s operating segments, see Note 21 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2021 Annual Report.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
General Banking
Net interest income	$97,991	$101,108
Provision for credit losses (1)	(1,959)	(19,866)
Noninterest income	30,935	39,652
Noninterest expense (1)	103,333	103,964
Income before income taxes	27,552	56,662
Income taxes	3,101	8,123
General banking net income	$24,451	$48,539
Selected Financial Information
Total assets	$17,123,482	$16,555,481
Depreciation and amortization	$10,176	$10,864

Wealth Management
Net interest income	$1,356	$1,231
Provision for credit losses	(7)	(2)
Noninterest income	9,099	8,463
Noninterest expense	8,282	8,194
Income before income taxes	2,180	1,502
Income taxes	546	376
Wealth management net income	$1,634	$1,126
Selected Financial Information
Total assets	$231,295	$243,132
Depreciation and amortization	$73	$68

Insurance
Net interest income	$(3)	$(3)
Noninterest income	14,081	12,468
Noninterest expense	9,904	9,390
Income before income taxes	4,174	3,075
Income taxes	1,048	778
Insurance net income	$3,126	$2,297
Selected Financial Information
Total assets	$86,774	$79,700
Depreciation and amortization	$192	$194

Consolidated
Net interest income	$99,344	$102,336
Provision for credit losses (1)	(1,966)	(19,868)
Noninterest income	54,115	60,583
Noninterest expense (1)	121,519	121,548
Income before income taxes	33,906	61,239
Income taxes	4,695	9,277
Consolidated net income	$29,211	$51,962
Selected Financial Information
Total assets	$17,441,551	$16,878,313
Depreciation and amortization	$10,441	$11,126
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

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Issued in March 2020, ASU 2020-04 seeks to provided additional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The FASB issued ASU 2020-04 is response to concerns about the structural risks of interbank offered rates and, in particular, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used. Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. Stakeholders have raised operational challenges likely to arise with the reference rate reform, particularly related to contract modifications and hedge accounting. The amendments of ASU 2020-04, which are elective and apply to all entities, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by the reference rate reform id certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. The optional expedients for contract modifications should be applied consistently for all contracts or transactions within the relevant Codification Topic or Subtopic or Industry Subtopic that contains the related guidance. The optional expedients for hedging relationships can be elected on an individual hedging relationship basis. As the guidance in ASU 2020-04 is intended to assist entity’s during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020 through December 31, 2022. On January 7, 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” to clarify the scope of the reference rate reform guidance in FASB ASC Topic 848. ASU 2021-01 refines the scope of FASB ASC Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The amendments in ASU 2021-01 also amend the expedients and exceptions in FASB ASC Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments of ASU 2021-01 were effective immediately when issued. Entities may choose to apply the amendments of ASU 2021-01 retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date that the entity applies the election. While the benchmark provider for U.S. LIBOR (which was typically the benchmark that Trustmark used) intends to provide the benchmark for some tenors of U.S. LIBOR through June 2023, Trustmark has transitioned to Secured Overnight Financing Rate (SOFR) for new variable rate loans, derivative contracts, borrowings and other financial instruments as of January 1, 2022. Management cannot make a determination at this time as to the impact the amendments of ASU 2020-04 and ASU 2021-01 or the reference rate reform will have on its consolidated financial statements.

Pending Accounting Pronouncements

ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Trouble Debt Restructurings and Vintage Disclosures.” Issued in March 2022, ASU 2022-02 seeks to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. In regard to troubled debt restructurings (TDRs) by creditors, investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information. The amendments of ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in FASB ASC Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” as it is no longer meaningful due to the implementation of FASB ASC Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Therefore, most losses that would have been realized for a TDR under FASB ASC Subtopic 310-40 are now captured by the accounting required under FASB ASC Topic 326. Stakeholders also noted inconsistency in the requirement for a public business entity (PBE) to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in certain vintage disclosures. Financial statement users expressed that, in addition to the existing vintage disclosures in FASB ASC Topic 326, information about gross write-offs by year of origination would be helpful in understanding credit quality changes in an entity’s loan portfolio and underwriting performance. For PBEs, the amendments of ASU 2022-02 require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” For write-offs associated with origination dates that are more than five annual periods before the reporting period, an entity may present aggregate amounts in the current period for financing receivables and net investment in leases. The amendments of ASU 2022-02 are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 for entities that have already adopted the amendments of ASU 2016-13. Early adoption is permitted, provided that an entity has adopted ASU 2016-13. If an entity elects to early adopt the amendments of this ASU during an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. In addition, an entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. Trustmark intends to adopt the amendments of ASU 2022-02 as of January 1, 2023. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures, and, therefore, adoption of ASU 2022-02 is not expected to have a material impact on Trustmark’s consolidated financial statements or results of operations.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At March 31, 2022, TNB had total assets of $17.439 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 179 offices and 2,725 full-time equivalent associates (measured at March 31, 2022) located in the states of Alabama, Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 (2021 Annual Report).

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years, and remains focused on providing support, advice and solutions to meet its customers’ unique needs. Trustmark’s financial performance during the three months ended March 31, 2022 reflected linked-quarter expansion in both net interest income and noninterest income and solid loan growth, with growth in loans held for investment (LHFI) of $149.3 million, or 1.5%, as well as strong credit quality and disciplined expense management. Trustmark remains focused on expanding customer relationships, which was reflected in the solid performance of its banking, insurance and wealth management businesses in the first quarter of 2022.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable June 15, 2022, to shareholders of record on June 1, 2022.

Recent Economic and Industry Developments

Economic activity continued to improve during the first three months of 2022 as COVID-19 cases declined across the United States and restrictions were lifted; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the long-term effectiveness of the COVID-19 vaccine and the potential economic impact of recent geopolitical developments, such as Russia's invasion of Ukraine and COVID-19 lockdowns in China. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates have begun to rise during 2022 after an extended period at historical lows. In March 2022, the FRB raised the target federal funds rate for the first time in three years to a range of 0.25% to 0.50% and signaled the possibility of additional rate increases throughout 2022. In addition, in March 2022 the FRB increased the interest that it pays on reserves from 0.10% to 0.40%. The prolonged period of reduced interest rates has had and may continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark. As interest rates increase, so will competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the April 2022 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from February 18, 2022 through April 11, 2022) strengthened further, displaying a moderate rate of growth; however, several Districts noted that the pace of growth continued to be constrained by supply chain disruptions and labor shortages. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•
Consumer spending accelerated among retail and non-financial service firms as COVID-19 cases tapered across the country. Manufacturing activity was solid overall across most Districts, but supply chain backlogs, labor market tightness and elevated input costs continued to pose challenges on firms' abilities to meet demand. Vehicle sales remained largely constrained by low inventories.
•
Commercial real estate activity accelerated modestly as office occupancy and retail activity increased. Districts' contacts reported continued strong demand for residential real estate but limited supply.
•
Agricultural conditions were mixed across regions. Farmers were supported by surging crop prices, but drought conditions were a challenge in some Districts and increasing input costs were squeezing producer margins across the nation.
•
Inflationary pressures remained strong, with firms continuing to pass swiftly rising input costs through to customers. Contacts across Districts, particularly within the manufacturing sector, noted steep increases in raw materials, transportation and labor costs. In multiple Districts, contacts reported spikes in prices for energy, metals and agricultural commodities following the Russian invasion of Ukraine, and several noted that the COVID-19 lockdowns in China had worsened supply chain disruptions. Firms in most Districts expected inflationary pressures to continue over the coming months.
•
Employment increased at a moderate rate as demand for workers was high, but labor growth was dampened by the overall lack of available workers, though several Districts reported signs of modest improvement in worker availability. Many firms reported significant turnover as workers left for higher wages and more flexible job schedules. Persistent labor demand continued to fuel strong wage growth, particularly for workers willing to change jobs. Firms reported that inflationary pressures were also contributing to higher wages and that higher wages were doing little to alleviate widespread job vacancies.
•
Outlooks for future growth were clouded by the uncertainty created by recent geopolitical developments and rising prices.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve's Sixth District also reported that while housing demand was strong, persistently low inventory levels, higher home prices and rising mortgage rates constrained sales and further diminished affordability. The Federal Reserve's Sixth District also noted that conditions at financial institutions were steady as loan growth improved, with consumer lending experiencing the strongest growth among loan portfolios, and deposit balances were flat. The Federal Reserve's Eighth District noted that banking contacts reported a slight increase in loan demand and expected competition among lenders to put downward pressure on rates. The Federal Reserve’s Eleventh District also reported that activity in the energy sector expanded further in part due to the recent run-up in energy prices and increased oilfield activity, rig count and oil and natural gas production. The Federal Reserve's Eleventh District also noted that despite increased uncertainty, outlooks were optimistic within the energy sector, bolstered by strong consumer demand and expectations of limited global supply growth in 2022.

Financial Highlights

Trustmark reported net income of $29.2 million, or basic and diluted earnings per share (EPS) of $0.47, in the first quarter of 2022, compared to $52.0 million, or basic and diluted EPS of $0.82, in the first quarter of 2021. Trustmark’s reported performance during the quarter ended March 31, 2022 produced a return on average tangible equity of 9.05%, a return on average assets of 0.68%, an average equity to average assets ratio of 9.79% and a dividend payout ratio of 48.94%, compared to a return on average tangible equity of 15.56%, a return on average assets of 1.26%, an average equity to average assets ratio of 10.55% and a dividend payout ratio of 28.05% during the quarter ended March 31, 2021.

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended March 31, 2022 was $153.5 million, a decrease of $9.5 million, or 5.8%, when compared to the same time period in 2021. The decrease in total revenue for the first quarter of 2022 when compared to the same time period in 2021, resulted from a decline in noninterest income, primarily due to a decline in mortgage banking, net, as well as a decline in net interest income, primarily due to a decrease in interest and fees on PPP loans, partially offset by an increase in interest on securities and a decline in interest on deposits. These factors are discussed in further detail below.

Net interest income for the three months ended March 31, 2022 totaled $99.3 million, a decrease of $3.0 million, or 2.9%, when compared to the same time period in 2021. Interest income totaled $103.7 million for the three months ended March 31, 2022, a decrease of $5.8 million, or 5.3%, when compared to the same time period in 2021, principally due to a decline in interest and fees on PPP loans, primarily due to PPP loans forgiven by the U.S. Small Business Administration (SBA) as well as the PPP loans sold during the second quarter of 2021, partially offset by an increase in interest on securities primarily due to securities purchased. Interest expense totaled $4.4 million for the three months ended March 31, 2022, a decrease of $2.8 million, or 38.8%, when compared to the same time period in 2021, principally due to the decline in interest on deposits as a result of lower interest rates.

Noninterest income for the three months ended March 31, 2022 totaled $54.1 million, a decrease of $6.5 million, or 10.7%, when compared to the same time period in 2021, primarily due to a decline in mortgage banking, net, partially offset by increases in service charges on deposit accounts and insurance commissions. Mortgage banking, net totaled $9.9 million for the three months ended March 31, 2022, a decrease of $10.9 million, or 52.5%, when compared to the same time period in 2021, principally due to a decline in the gain on sales of loans, net. Service charges on deposit accounts totaled $9.5 million for the three months ended March 31, 2022, an increase of $2.1 million, or 28.5%, when compared to the same time period in 2021 principally due to an increase in the amount of non-sufficient funds (NSF) and overdraft occurrences on consumer demand deposit accounts (DDAs) and interest checking accounts and service charges on consumer interest checking accounts, primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns. Insurance commissions totaled $14.1 million for the three months ended March 31, 2022, an increase of $1.6 million, or 13.2%, when compared to the same time period in 2021, principally due to growth in commissions from commercial property and casualty business.

Noninterest expense for the three months ended March 31, 2022 totaled $121.5 million, relatively unchanged when compared to the same time period in 2021, as an increase in services and fees was largely offset by a decline in salaries and employee benefits. Services and fees totaled $24.5 million for the three months ended March 31, 2022, an increase of $2.0 million, or 8.8%, when compared to the same time period in 2021, primarily due to an increase in data processing charges related to software. Salaries and employee benefits totaled $69.6 million for the three months ended March 31, 2022, a decrease of $1.6 million, or 2.2%, when compared to the same time period in 2021, principally due to declines in commission expense related to mortgage loan originations and time-based restricted stock expense.

Trustmark’s PCL on LHFI for the three months ended March 31, 2022 totaled a negative $860 thousand, a decrease in the negative PCL of $9.6 million, or 91.8%, when compared to the same time period in 2021. The negative PCL on LHFI for the first quarter of 2022 primarily reflected a decline in required reserves as a result of improved credit quality and improvements in the macroeconomic forecasting variables used in the ACL modeling, partially offset by increases in specific reserves for individually analyzed LHFI and reserves related to loan growth. The PCL on off-balance sheet credit exposures totaled a negative $1.1 million for the three months ended March 31, 2022, a decrease in the negative PCL of $8.3 million, or 88.2%, when compared to the same time period in 2021. The negative PCL on off-balance credit primarily reflected a decline in required reserves as a result of a decrease in the unfunded balances partially offset by an increase in reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At March 31, 2022, nonperforming assets totaled $67.6 million, an increase of $331 thousand, or 0.5%, compared to December 31, 2021, as an increase in nonaccrual LHFI was largely offset by a decline in other real estate. Nonaccrual LHFI totaled $64.4 million at March 31, 2022, an increase of $1.7 million, or 2.7%, relative to December 31, 2021, primarily due to one large commercial credit in the Texas market region that was placed on nonaccrual status during the first quarter of 2022, partially offset by reductions, pay-offs and charge-offs of nonaccrual loans in the Texas, Mississippi and Tennessee market regions. Other real estate totaled $3.2 million at March 31, 2022, a decline of $1.4 million, or 30.1%, compared to December 31, 2021, principally due to properties sold in the Mississippi market region.

LHFI totaled $10.397 billion at March 31, 2022, an increase of $149.3 million, or 1.5%, compared to December 31, 2021. The increase in LHFI during the first three months of 2022 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Mississippi, Texas and Tennessee market regions, commercial and industrial LHFI in the Mississippi and Alabama market regions and state and other political subdivision LHFI in the Mississippi and Texas market regions, partially offset by declines in commercial and industrial LHFI in Trustmark's Tennessee and Texas market regions, other commercial LHFI across all five market regions and state and other political subdivision LHFI in the Alabama market region. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

Management has continued its practice of maintaining excess funding capacity to provide Trustmark with adequate liquidity for its ongoing operations. In this regard, Trustmark benefits from its strong deposit base, its highly liquid investment portfolio and its access to funding from a variety of external funding sources such as upstream federal funds lines, FHLB advances and, on a limited basis, brokered deposits. See the section captioned “Capital Resources and Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Total deposits were $15.113 billion at March 31, 2022, an increase of $26.1 million, or 0.2%, compared to December 31, 2021. During the first three months of 2022, noninterest-bearing deposits decreased $32.0 million, or 0.7%, reflecting a decline in public DDAs partially offset by an increase in commercial DDAs. Interest-bearing deposits increased $58.1 million, or 0.6%, during the first three months of 2022, primarily due to growth in consumer and commercial Money Market Deposit Accounts (MMDA) as well as consumer savings accounts, partially offset by declines in all categories of interest checking accounts and consumer certificates of deposits.

Recent Legislative and Regulatory Developments

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2021 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Income
Total interest income	$103,713	$109,472
Total interest expense	4,369	7,136
Net interest income	99,344	102,336
Provision for credit losses (PCL), LHFI	(860)	(10,501)
PCL, off-balance sheet credit exposures (1)	(1,106)	(9,367)
Noninterest income	54,115	60,583
Noninterest expense (1)	121,519	121,548
Income before income taxes	33,906	61,239
Income taxes	4,695	9,277
Net Income	$29,211	$51,962

Total Revenue (2)	$153,459	$162,919

Per Share Data
Basic EPS	$0.47	$0.82
Diluted EPS	0.47	0.82
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	6.91%	11.98%
Return on average tangible equity	9.05%	15.56%
Return on average assets	0.68%	1.26%
Average equity / average assets	9.79%	10.55%
Net interest margin (fully taxable equivalent)	2.58%	2.81%
Dividend payout ratio	48.94%	28.05%

Credit Quality Ratios (3)
Net charge-offs (recoveries) / average loans	-0.01%	-0.09%
PCL, LHFI / average loans	-0.03%	-0.41%
Nonaccrual LHFI / (LHFI + LHFS)	0.61%	0.61%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.64%	0.71%
ACL LHFI / LHFI	0.95%	1.09%
(1)
During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.
(2)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(3)
Excludes PPP loans.

	March 31,
	2022	2021
Consolidated Balance Sheets
Total assets	$17,441,551	$16,878,313
Securities	3,625,844	2,831,414
Total loans (LHFI + LHFS)	10,619,667	10,396,703
Deposits	15,113,292	14,383,440
Total shareholders' equity	1,631,382	1,759,705

Stock Performance
Market value - close	$30.39	$33.66
Book value	26.54	27.76
Tangible book value	20.22	21.59

Capital Ratios
Total equity / total assets	9.35%	10.43%
Tangible equity / tangible assets	7.29%	8.30%
Tangible equity / risk-weighted assets	9.79%	11.23%
Tier 1 leverage ratio	8.66%	9.11%
Common equity Tier 1 risk-based capital ratio	11.23%	11.71%
Tier 1 risk-based capital ratio	11.70%	12.20%
Total risk-based capital ratio	13.53%	14.07%

Non-GAAP Financial Measures

In addition to capital ratios defined by U.S. generally accepted accounting principles (GAAP) and banking regulators, Trustmark utilizes various tangible common equity measures when evaluating capital utilization and adequacy. Tangible common equity, as defined by Trustmark, represents common equity less goodwill and identifiable intangible assets. Trustmark's common equity Tier 1 capital includes common stock, capital surplus and retained earnings, and is reduced by goodwill and other intangible assets, net of associated net deferred tax liabilities as well as disallowed deferred tax assets and threshold deductions as applicable.

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

These calculations are intended to complement the capital ratios defined by GAAP and banking regulators. Because GAAP does not include these capital ratio measures, Trustmark believes there are no comparable GAAP financial measures to these tangible common equity ratios. Despite the importance of these measures to Trustmark, there are no standardized definitions for them and, as a result, Trustmark’s calculation methods may not be comparable with those of other organizations. Also, there may be limits in the usefulness of these measures to investors. As a result, Trustmark encourages readers to consider its consolidated financial statements and the notes related thereto in their entirety and not to rely on any single financial measure.

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2022	2021
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,713,752	$1,759,351
Less: Goodwill		(384,237)	(385,155)
Identifiable intangible assets		(4,879)	(7,118)
Total average tangible equity		$1,324,636	$1,367,078

PERIOD END BALANCES
Total shareholders' equity		$1,631,382	$1,759,705
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(4,591)	(6,724)
Total tangible equity	(a)	$1,242,554	$1,368,744

TANGIBLE ASSETS
Total assets		$17,441,551	$16,878,313
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(4,591)	(6,724)
Total tangible assets	(b)	$17,052,723	$16,487,352
Risk-weighted assets	(c)	$12,691,545	$12,188,988

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$29,211	$51,962
Plus: Intangible amortization net of tax		362	500
Net income adjusted for intangible amortization		$29,573	$52,462
Period end shares outstanding	(d)	61,463,392	63,394,522

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		9.05%	15.56%
Tangible equity/tangible assets	(a)/(b)	7.29%	8.30%
Tangible equity/risk-weighted assets	(a)/(c)	9.79%	11.23%
Tangible book value	(a)/(d)*1,000	$20.22	$21.59

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,631,382	$1,759,705
CECL transitional adjustment		19,500	26,829
AOCI-related adjustments		148,656	16,506
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,240)	(370,288)
Other adjustments and deductions for CET1 (2)		(4,015)	(5,675)
CET1 capital	(e)	1,425,283	1,427,077
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,485,283	$1,487,077

Common equity Tier 1 risk-based capital ratio	(e)/(c)	11.23%	11.71%
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

Net interest income-FTE for the three months ended March 31, 2022 decreased $2.9 million, or 2.7%, when compared with the same time period in 2021. The decrease in net interest income-FTE for the first quarter of 2022 compared to the first quarter of 2021 was principally due declines in interest and fees on PPP loans, partially offset by an increase in taxable interest on securities and a decline in interest on deposits. The net interest margin for the three months ended March 31, 2022 decreased 23 basis points to 2.58% when compared to the same time period in 2021. The net interest margin excluding PPP loans and the balance held at the Federal Reserve Bank of Atlanta (FRBA), which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the FRBA balance, was 2.88% for the three months ended March 31, 2022, a decrease of 11 basis points when compared to the same time period in 2021. The decrease in the net interest margin excluding PPP loans and the balance held at the FRBA for the three months ended March 31, 2022 compared to the same time period in 2021, was principally due to declines in the yield on the LHFS and LHFI and securities portfolios, partially offset by lower costs of interest-bearing deposits.

At March 31, 2022, Trustmark had PPP loans outstanding totaling $18.6 million, net of deferred fees and costs of $401 thousand, compared to $679.7 million, net of $22.1 million of deferred fees and costs, at March 31, 2021. Processing fees earned by TNB as the originating lender are being amortized over the life of the loans. Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the first quarter of 2022, PPP loans totaling $8.1 million were forgiven by the SBA. During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding PPP loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which was included in net interest income-FTE for the quarter ended June 30, 2021. In addition, PPP loans totaling $605.5 million were forgiven by the SBA during 2021. Average PPP loans for the three months ended March 31, 2022 totaled $29.0 million, a decrease of $569.1 million, or 95.2%, when compared to the same time period in 2021. Interest and fees on PPP loans for the three months ended March 31, 2022 decreased $9.1 million, or 98.2%, when compared to the same time period in 2021. The yield on PPP loans for the three months ended March 31, 2022 decreased to 2.35% compared to 6.27% for the three months ended March 31, 2021.

The average FRBA balance, included in other earning assets, for the three months ended March 31, 2022 totaled $1.758 billion, an increase of $139.6 million, or 8.6%, when compared to the same time period in 2021. Interest earned on FRBA balances increased $314 thousand, or 83.1%, when the three months ended March 31, 2022 is compared to the same time period in 2021. The yield on the FRBA balance was 0.16% for the three months ended March 31, 2022, an increase of 7 basis points when compared to the same time period in 2021, reflecting the increases in the interest rate that the FRBA pays on reserves beginning in the third quarter of 2021.

Average interest-earning assets for the three months ended March 31, 2022 were $16.060 billion compared to $15.199 billion for the same time period in 2021, an increase of $861.2 million, or 5.7%, principally due to increases in average securities of $1.052 billion, or 40.2%, average loans (LHFS and LHFI) of $234.4 million, or 2.3%, and average other earning assets of $143.8 million, or 8.6%, partially offset by a decline in average PPP loans of $569.1 million, or 95.2%. The increase in average securities when the first three months of 2022 is compared to the same time period in 2021 was primarily due to purchases of securities, partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities and a decline in the fair market value of the securities available for sale. The increase in average loans (LHFS and LHFI) reflected an increase in the average balance of the LHFI portfolio of $443.1 million, or 4.5%, partially offset by a $208.7 million, or 46.2%, decrease in the average balance of the LHFS portfolio when balances at March 31, 2022 are compared to balances at March 31, 2021. The increase in the LHFI portfolio was principally due to net growth in state and other political subdivision LHFI, commercial and industrial LHFI and LHFI secured by real estate. The decrease in the LHFS portfolio was principally due to Trustmark's decision during 2021 to retain certain mortgage loans in its LHFI portfolio. The increase in average other earning assets when the first three months of 2022 is compared to the same time period in 2021, was primarily due to an increase in excess reserves held at the FRBA as a result of the increase in customer deposit account balances.

Interest income-FTE for the three months ended March 31, 2022 totaled $106.7 million, a decrease of $5.7 million, or 5.0%, while the yield on total earning assets declined 31 basis points to 2.69% when compared to the same time period in 2021. The decrease in interest income-FTE for the first quarter of 2022 was primarily due to a decrease in interest and fees on PPP loans partially offset by an increase in interest on securities-taxable. During the three months ended March 31, 2022, interest on securities-taxable increased $3.4 million, or 38.3%, while the yield on securities-taxable declined 3 basis points to 1.37% when compared to the same time period in 2021, primarily due to the prolonged period of lower interest rates partially offset by the higher interest rate environment during the first quarter of 2022.

Average interest-bearing liabilities for the three months ended March 31, 2022 totaled $10.902 billion compared to $10.293 billion for the same time period in 2021, an increase of $608.5 million, or 5.9%. The increase in average interest-bearing liabilities when the three months ended March 31, 2022 is compared to the same time period in 2021 was primarily the result of the increase in average interest-bearing deposits. Average interest-bearing deposits for the three months ended March 31, 2022 increased $639.1 million, or 6.5%, when compared to the same time period in 2021, primarily due to growth in average interest-bearing demand deposits and savings deposits.

Interest expense for the three months ended March 31, 2022 totaled $4.4 million, a decrease of $2.8 million, or 38.8%, when compared with the same time period in 2021, while the rate on total interest-bearing liabilities decreased 12 basis points to 0.16% primarily due to a decline in interest on deposits. Interest on deposits decreased $2.5 million, or 47.2%, while the rate on interest-bearing deposits decreased 11 basis points to 0.11% when the three months ended March 31, 2022 is compared to the same time period in 2021, primarily due to lower interest rates.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$56	$—	—	$136	$—	—
Securities - taxable	3,656,353	12,357	1.37%	2,587,349	8,938	1.40%
Securities - nontaxable	12,454	122	3.97%	29,260	290	4.02%
PPP Loans	29,009	168	2.35%	598,139	9,241	6.27%
Loans (LHFS and LHFI)	10,550,712	93,252	3.58%	10,316,319	93,394	3.67%
Other earning assets	1,811,713	817	0.18%	1,667,906	503	0.12%
Total interest-earning assets	16,060,297	106,716	2.69%	15,199,109	112,366	3.00%
Other assets	1,550,848			1,601,250
Allowance for credit losses, LHFI	(99,390)			(119,557)
Total Assets	$17,511,755			$16,680,802

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,413,595	2,760	0.11%	$9,774,518	5,223	0.22%
Federal funds purchased and securities sold under repurchase agreements	212,006	70	0.13%	166,909	56	0.14%
Other borrowings	276,007	1,539	2.26%	351,657	1,857	2.14%
Total interest-bearing liabilities	10,901,608	4,369	0.16%	10,293,084	7,136	0.28%
Noninterest-bearing demand deposits	4,601,108			4,363,559
Other liabilities	295,287			264,808
Shareholders' equity	1,713,752			1,759,351
Total Liabilities and Shareholders' Equity	$17,511,755			$16,680,802

Net Interest Margin		102,347	2.58%		105,230	2.81%

Less tax equivalent adjustment		3,003			2,894
Net Interest Margin per Consolidated Statements of Income		$99,344			$102,336
Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled a negative $860 thousand for the three months ended March 31, 2022, compared to a negative PCL, LHFI of $10.5 million for the same time period in 2021. The negative PCL on LHFI for the first quarter of 2022 primarily reflected a decline in required reserves as a result of improved credit quality and improvements in the macroeconomic forecasting variables used in the ACL modeling, partially offset by increases in specific reserves for individually analyzed credits and reserves related to loan growth.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $1.1 million for the three months ended March 31, 2022, compared to a negative $9.4 million for the same time period in 2021. The negative PCL on off-balance sheet credit exposures for the first quarter of 2022 primarily reflected a decline in required reserves as a result of a decrease in the unfunded balances partially offset by an increase in reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 35.3% of total revenue for the three months ended March 31, 2022, compared to 37.2% for the three months ended March 31, 2021. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Service charges on deposit accounts	$9,451	$7,356	$2,095	28.5%
Bank card and other fees	8,442	9,472	(1,030)	-10.9%
Mortgage banking, net	9,873	20,804	(10,931)	-52.5%
Insurance commissions	14,089	12,445	1,644	13.2%
Wealth management	9,054	8,416	638	7.6%
Other, net	3,206	2,090	1,116	53.4%
Total noninterest income	$54,115	$60,583	$(6,468)	-10.7%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts for the three months ended March 31, 2022 compared to the same time period in 2021 was principally due to an increase in the amount of NSF and overdraft occurrences on consumer DDAs and interest checking accounts and service charges on consumer interest checking accounts, primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Mortgage servicing income, net	$6,429	$6,181	$248	4.0%
Change in fair value-MSR from runoff	(3,785)	(5,103)	1,318	25.8%
Gain on sales of loans, net	6,223	19,456	(13,233)	-68.0%
Mortgage banking income before net hedge ineffectiveness	8,867	20,534	(11,667)	-56.8%
Change in fair value-MSR from market changes	22,020	13,696	8,324	60.8%
Change in fair value of derivatives	(21,014)	(13,426)	(7,588)	-56.5%
Net hedge ineffectiveness	1,006	270	736	n/m
Mortgage banking, net	$9,873	$20,804	$(10,931)	-52.5%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended March 31, 2022 when compared to the same time period in 2021 was principally due to a decline in the gain on sales of loans, net. Mortgage loan production for the three months ended March 31, 2022 was $544.3 million, a decrease of $222.3 million, or 29.0%, when compared to the same time period in 2021. Loans serviced for others totaled $8.007 billion at March 31, 2022, compared with $7.716 billion at March 31, 2021, an increase of $290.4 million, or 3.8%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three months ended March 31, 2022 is compared to the same time period in 2021, was primarily the result of a decline in the volume of loans sold and lower profit margins in secondary marketing activities partially offset by an increase in the mortgage valuation adjustment. Loan sales totaled $373.6 million for the three months ended March 31, 2022, a decrease of $285.7 million, or 43.3%, when compared with the same time period in 2021.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,336)	$(1,522)	$186	12.2%
Increase in life insurance cash surrender value	1,627	1,639	(12)	-0.7%
Other miscellaneous income	2,915	1,973	942	47.7%
Total other, net	$3,206	$2,090	$1,116	53.4%

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$69,585	$71,162	$(1,577)	-2.2%
Services and fees	24,453	22,484	1,969	8.8%
Net occupancy-premises	7,079	6,795	284	4.2%
Equipment expense	6,061	6,244	(183)	-2.9%
Other expense (1)	14,341	14,863	(522)	-3.5%
Total noninterest expense (2)	$121,519	$121,548	$(29)	—
(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.
(2)
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

Salaries and Employee Benefits

The decrease in salaries and employee benefits when the first quarter of 2022 is compared to the same time period in 2021 was principally due to declines in commission expense related to mortgage loan originations and time-based restricted stock expense.

Services and Fees

The increase in services and fees when the three months ended March 31, 2022 is compared to the same time period in 2021 was primarily due to increases in data processing charges related to software.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Loan expense (1)	$4,389	$4,167	$222	5.3%
Amortization of intangibles	482	666	(184)	-27.6%
FDIC assessment expense	1,500	1,540	(40)	-2.6%
Other real estate expense, net (2)	35	324	(289)	-89.2%
Other miscellaneous expense (1)	7,935	8,166	(231)	-2.8%
Total other expense	$14,341	$14,863	$(522)	-3.5%
(1)
During the second quarter of 2021, Trustmark reclassified certain expenses related to mortgage loan appraisals from other miscellaneous expense to loan expense. Prior period amounts have been reclassified accordingly.
(2)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2022 and 2021.

General Banking

Net interest income for the General Banking Segment decreased $3.1 million, or 3.1%, when the three months ended March 31, 2022 is compared with the same time period in 2021. The decrease in net interest income was principally due to the decrease in interest and fees on PPP loans, partially offset by the increase in interest on securities and the decrease in interest on deposits. During the second quarter of 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the three months ended March 31, 2022 totaled a negative $2.0 million compared to a negative PCL of $19.9 million for the same period in 2021, a decrease in the negative PCL of $17.9 million, or 90.1%. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $8.7 million, or 22.0%, when the first three months of 2022 is compared to the same time period in 2021, primarily due to the decline in mortgage banking, net, partially offset by an increase in service charges on deposit accounts. Noninterest income for the General Banking Segment represented 24.0% of total revenue for this segment for the first three months of 2022 compared to 28.2% for the same time period in 2021. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment decreased $631 thousand, or 0.6%, when the first three months of 2022 is compared with the same time period in 2021, principally due to declines in commission expense related to mortgage loan originations and time-based stock expense which were largely offset by an increase in data processing charges related to software. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first three months of 2022 increased $508 thousand, or 45.1%, when compared to the same time period in 2021, primarily due to an increase in noninterest income partially offset by an increase in noninterest expense. Net interest income for the Wealth Management Segment increased $125 thousand, or 10.2%, when the first three months of 2022 is compared to the same time period in 2021, principally due to an increase in interest and fees on loans and a decrease in interest on deposits generated by the Private Banking Department. The PCL for the three months ended March 31, 2022 totaled a negative $7 thousand compared to a negative PCL of $2 thousand for the same period in 2021, an increase in the negative PCL of $5 thousand primarily due to improvements in the macroeconomic factors used in the calculation of the ACL. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $636 thousand, or 7.5%, when the first three months of 2022 is compared to the same time period in 2021, primarily due to increases in income from both trust management and brokerage services. Noninterest expense for the Wealth Management Segment increased $88 thousand, or 1.1%, when the first three months of 2022 is compared to the same time period in 2021, principally due to increases in salary and employee benefit expense, primarily related to broker commissions and trust incentives, and data processing charges related to software, partially offset by declines in other miscellaneous expenses.

At March 31, 2022 and 2021, Trustmark held assets under management and administration of $15.971 billion and $13.286 billion, respectively, and brokerage assets of $2.355 billion and $2.213 billion, respectively.

Insurance

Net income for the Insurance Segment for the first three months of 2022 increased $829 thousand, or 36.1%, when compared to the same time period in 2021. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $1.6 million, or 12.9%, when the first three months of 2022 is compared to the same time period in 2021, primarily due to new business commission volume in the commercial property and casualty business. Noninterest expense for the Insurance Segment increased $514 thousand, or 5.5%, when the first three months of 2022 is compared to the same time period in 2021, primarily due to an increase in commission expense as a result of higher business volumes, partially offset by a decrease in outside services and fees related to independent contractor expenses.

Income Taxes

For the three months ended March 31, 2022, Trustmark’s combined effective tax rate was 13.8% compared to 15.1% for the same time period in 2021. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $16.060 billion, or 91.7% of total average assets, for the three months ended March 31, 2022, compared to $15.199 billion, or 91.1% of total average assets, for the three months ended March 31, 2021, an increase of $861.2 million, or 5.7%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.8 years at March 31, 2022 compared to 4.3 years at December 31, 2021.

When compared to December 31, 2021, total investment securities increased by $44.4 million, or 1.2%, during the first three months of 2022. This increase resulted primarily from purchases of securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities and a decline in the fair market value of securities available for sale. Trustmark sold no securities during the first three months of 2022 or 2021.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity. The resulting net unrealized holding loss is being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. At March 31, 2022, the net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $5.8 million ($4.3 million net of tax) compared to $6.3 million ($4.7 million net of tax) at December 31, 2021.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At March 31, 2022, available for sale securities totaled $3.018 billion, which represented 83.2% of the securities portfolio, compared to $3.239 billion, or 90.4% of total securities, at December 31, 2021. At March 31, 2022, unrealized losses, net on available for sale securities totaled $173.1 million compared to unrealized losses, net of $17.4 million at December 31, 2021. At March 31, 2022, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2022, held to maturity securities totaled $607.6 million, which represented 16.8% of the total securities portfolio, compared to $342.5 million, or 9.6% of total securities, at December 31, 2021.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 99.7% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and FRBA, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of March 31, 2022, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2022 ($ in thousands):

	March 31, 2022
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$3,186,307	99.8%	$3,012,983	99.8%
A1 to A3	1,042	—	1,044	—
Not Rated (1)	3,980	0.2%	4,219	0.2%
Total securities available for sale	$3,191,329	100.0%	$3,018,246	100.0%

Securities Held to Maturity
Aaa	$600,274	98.8%	$586,855	98.8%
Aa1 to Aa3	5,005	0.8%	5,004	0.8%
Not Rated (1)	2,319	0.4%	2,345	0.4%
Total securities held to maturity	$607,598	100.0%	$594,204	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At March 31, 2022, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 98.8% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At March 31, 2022, LHFS totaled $222.5 million, consisting of $144.1 million of residential real estate mortgage loans in the process of being sold to third parties and $78.5 million of GNMA optional repurchase loans. At December 31, 2021, LHFS totaled $275.7 million, consisting of $191.2 million of residential real estate mortgage loans in the process of being sold to third parties and $84.5 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2022 or 2021.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At March 31, 2022 and December 31, 2021, LHFI consisted of the following ($ in thousands):

	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$628,331	6.1%	$596,968	5.8%
Other secured by 1-4 family residential properties	513,497	4.9%	517,683	5.1%
Secured by nonfarm, nonresidential properties	2,975,039	28.6%	2,977,084	29.1%
Other real estate secured	715,939	6.9%	726,043	7.1%
Other loans secured by real estate:
Other construction	645,628	6.2%	711,813	6.9%
Secured by 1-4 family residential properties	1,593,501	15.3%	1,460,310	14.2%
Commercial and industrial loans	1,495,060	14.4%	1,414,279	13.8%
Consumer loans	157,355	1.5%	162,555	1.6%
State and other political subdivision loans	1,215,023	11.7%	1,146,251	11.2%
Other commercial loans	457,756	4.4%	534,843	5.2%
LHFI	$10,397,129	100.0%	$10,247,829	100.0%

LHFI increased $149.3 million, or 1.5%, compared to December 31, 2021. The increase in LHFI during the first three months of 2022 was primarily due to net growth in LHFI secured by real estate in Trustmark’s Mississippi, Texas and Tennessee market regions, commercial and industrial LHFI in the Mississippi and Alabama market regions and state and other political subdivision LHFI in the Mississippi and Texas market regions, partially offset by declines in commercial and industrial LHFI in Trustmark's Tennessee and Texas market regions, other commercial LHFI across all five market regions and state and other political subdivision LHFI in the Alabama market region.

LHFI secured by real estate increased $82.0 million, or 1.2%, during the first three months of 2022 primarily due to net growth in LHFI secured by 1-4 family residential properties and LHFI secured by construction, land development and other land, partially offset by net declines in other construction LHFI and LHFI secured by other real estate. LHFI secured by 1-4 family residential properties increased $133.2 million, or 9.1%, during the first three months of 2022 primarily due to growth in the Mississippi market region, reflecting Trustmark's decision in 2021 to retain certain mortgage loans in its portfolio. LHFI secured by construction, land development and other land increased $31.4 million, or 5.3%, during the first three months of 2022 primarily due to growth in 1-4 family construction loans across all five market regions partially offset by declines in land development loans in Trustmark's Mississippi and Alabama market regions. Other construction loans decreased $66.2 million, or 9.3%, during the first three months of 2022 primarily due to other construction loans moved to other loan categories upon the completion of the related construction project, which were largely offset by new construction loans across all five market regions. During the first three months of 2022, $215.4 million loans were moved from other construction to other loan categories, including $88.3 million to multi-family residential loans, $70.8 million to nonowner-occupied loans and $56.3 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $146.3 million, or 20.6%, during the first three months of 2022. LHFI secured by other real estate decreased $10.1 million, or 1.4%, during the first three months of 2022, primarily due to declines in the Texas and Mississippi market regions, partially offset by growth in the Alabama market region and other construction loans that moved to LHFI secured by multi-family residential properties in the Mississippi, Texas and Alabama market regions. Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $98.4 million, or 13.6%, during the first three months of 2022.

Commercial and industrial LHFI increased $80.8 million, or 5.7%, during the first three months of 2022, principally due to growth in the Mississippi and Alabama market regions partially offset by declines in the Tennessee and Texas market regions. State and other political subdivision LHFI increased $68.8 million, or 6.0%, during the first three months of 2022 primarily due to growth in the Texas and Mississippi market regions partially offset by a decline in the Alabama market region. Other commercial LHFI, which include loans to financial intermediaries, decreased $77.1 million, or 14.4%, during the first three months of 2022, reflecting declines across all five market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2022	December 31, 2021
Home equity loans	$34,517	$36,223
Home equity lines of credit	354,271	351,128
Percentage of loans and lines for which Trustmark holds first lien	57.5%	58.2%
Percentage of loans and lines for which Trustmark does not hold first lien	42.5%	41.8%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2022 and December 31, 2021 ($ in thousands). Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases. Trustmark has transitioned to SOFR for new variable rate loans as of January 1, 2022.

	March 31, 2022
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$163,249	$465,082	$628,331
Other secured by 1- 4 family residential properties	173,196	340,301	513,497
Secured by nonfarm, nonresidential properties	1,568,704	1,406,335	2,975,039
Other real estate secured	273,877	442,062	715,939
Other loans secured by real estate:
Other construction	118,138	527,490	645,628
Secured by 1- 4 family residential properties	1,033,196	560,305	1,593,501
Commercial and industrial loans	709,425	785,635	1,495,060
Consumer loans	130,276	27,079	157,355
State and other political subdivision loans	1,161,178	53,845	1,215,023
Other commercial loans	198,678	259,078	457,756
LHFI	$5,529,917	$4,867,212	$10,397,129

	December 31, 2021
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$167,674	$429,294	$596,968
Other secured by 1- 4 family residential properties	178,097	339,586	517,683
Secured by nonfarm, nonresidential properties	1,543,699	1,433,385	2,977,084
Other real estate secured	261,236	464,807	726,043
Other loans secured by real estate:
Other construction	139,857	571,956	711,813
Secured by 1- 4 family residential properties	926,898	533,412	1,460,310
Commercial and industrial loans	688,219	726,060	1,414,279
Consumer loans	135,010	27,545	162,555
State and other political subdivision loans	1,088,032	58,219	1,146,251
Other commercial loans	303,168	231,675	534,843
LHFI	$5,431,890	$4,815,939	$10,247,829

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

The following table presents the LHFI composition by region at March 31, 2022 and reflects each region’s diversified mix of loans ($ in thousands):

	March 31, 2022
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$628,331	$264,646	$43,214	$175,129	$52,644	$92,698
Other secured by 1-4 family residential properties	513,497	111,960	41,219	283,507	59,944	16,867
Secured by nonfarm, nonresidential properties	2,975,039	859,687	255,757	1,125,568	180,042	553,985
Other real estate secured	715,939	171,769	6,691	267,558	20,747	249,174
Other loans secured by real estate:
Other construction	645,628	265,353	5,095	177,062	1,017	197,101
Secured by 1-4 family residential properties	1,593,501	—	—	1,587,022	6,479	—
Commercial and industrial loans	1,495,060	323,940	24,462	637,245	280,006	229,407
Consumer loans	157,355	22,723	8,215	100,872	18,079	7,466
State and other political subdivision loans	1,215,023	89,009	73,548	758,807	33,627	260,032
Other commercial loans	457,756	75,942	11,207	287,501	35,552	47,554
LHFI	$10,397,129	$2,185,029	$469,408	$5,400,271	$688,137	$1,654,284

Construction, Land Development and Other Land Loans by Region
Lots	$66,342	$30,229	$10,368	$16,696	$3,179	$5,870
Development	120,992	52,238	555	30,884	12,141	25,174
Unimproved land	102,184	24,360	11,889	33,738	11,020	21,177
1-4 family construction	338,813	157,819	20,402	93,811	26,304	40,477
Construction, land development and other land loans	$628,331	$264,646	$43,214	$175,129	$52,644	$92,698

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$354,974	$132,872	$35,777	$100,409	$22,650	$63,266
Office	200,790	68,636	22,721	65,783	11,708	31,942
Hotel/motel	340,296	185,774	77,052	31,274	31,782	14,414
Mini-storage	157,182	22,984	2,100	103,191	432	28,475
Industrial	281,324	91,265	19,647	100,512	133	69,767
Health care	60,365	20,933	1,073	35,057	357	2,945
Convenience stores	20,328	8,270	668	5,971	1,144	4,275
Nursing homes/senior living	247,036	97,362	—	86,447	6,101	57,126
Other	80,353	18,638	7,089	27,329	11,458	15,839
Total nonowner-occupied loans	1,742,648	646,734	166,127	555,973	85,765	288,049
Owner-occupied:
Office	174,447	38,250	37,682	58,774	12,933	26,808
Churches	81,601	18,512	5,630	45,644	8,296	3,519
Industrial warehouses	179,800	17,012	2,683	51,383	18,796	89,926
Health care	117,428	11,815	6,709	81,711	2,257	14,936
Convenience stores	141,493	13,915	18,399	67,249	444	41,486
Retail	71,684	10,740	10,473	19,559	18,668	12,244
Restaurants	55,403	4,616	4,867	29,491	12,460	3,969
Auto dealerships	51,150	5,798	249	25,856	19,247	—
Nursing homes/senior living	236,661	85,536	—	124,925	—	26,200
Other	122,724	6,759	2,938	65,003	1,176	46,848
Total owner-occupied loans	1,232,391	212,953	89,630	569,595	94,277	265,936
Loans secured by nonfarm, nonresidential properties	$2,975,039	$859,687	$255,757	$1,125,568	$180,042	$553,985

Allowance for Credit Losses

LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within FASB ASC Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost,” as well as applicable regulatory guidance from its primary regulator. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for loans. The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio. The ACL on LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

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

During the first quarter of 2022, Management elected to incorporate a methodology change relating to the other construction pool. Components of this change include management utilizing an alternative LDA to support the PD and LGD assumptions necessary to apply a DCF methodology to the other construction pool. Fundamentally, this approach utilizes publicly reported default balances and leverages a GLM framework to estimate PD. Taken together, these differences allow for results to be scaled to be specific and directly applicable to the other construction segment. LGD is assumed to be a through-the-cycle constant based on the actual performance of Trustmark’s other construction segment. These assumptions are then input into the DCF model and used in conjunction with prepayment data to calculate the cash flows at the individual loan level. Previously, the other construction pool used the WARM method. Management believes this change is commensurate with the level of risk in the pool.

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

During the first quarter of 2022, to account for the potential uncertainty related to higher prices and low economic growth, Trustmark chose to enact a portion of the qualitative framework, External Factor- Stagflation. Management calculates the reserve using a third-party stagflation forecast and compares it to the third-party baseline forecast used in the quantitative modeling. The differential is then added as qualitative reserves to account for potential uncertainty.

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

At March 31, 2022, the ACL on LHFI was $98.7 million, a decrease of $723 thousand, or 0.7%, when compared with December 31, 2021. The decrease in the ACL during the first three months of 2022 was principally due to improvements in credit quality and the macroeconomic forecasting variables used in the ACL modeling, partially offset by an increase in specific reserves for individually analyzed credits and loan growth. Allocation of Trustmark’s $98.7 million ACL on LHFI, represented 0.95% of commercial LHFI and 0.96% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 0.95% as of March 31, 2022. This compares with an ACL to total LHFI of 0.97% at December 31, 2021, which was allocated to commercial LHFI at 1.00% and to consumer and mortgage LHFI at 0.87%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$99,457	$117,306
Provision for credit losses, LHFI	(860)	(10,501)
LHFI charged-off	(2,242)	(1,245)
Recoveries	2,379	3,631
Net (charge-offs) recoveries	137	2,386
Balance at end of period	$98,734	$109,191

Net recoveries for the three months ended March 31, 2022 decreased $2.2 million, or 94.3%, when compared to the same time period in 2021, primarily due to a decrease in recoveries in the Mississippi, Tennessee, Florida and Texas market regions and an increase in charge-offs across all five market regions, partially offset by an increase in recoveries in the Alabama market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Alabama	$699	$102
Florida	(26)	30
Mississippi	(88)	2,207
Tennessee	(424)	47
Texas	(24)	—
Total net (charge-offs) recoveries	$137	$2,386

The PCL, LHFI for the three months ended March 31, 2022 totaled -0.03% of average loans (LHFS and LHFI), compared to -0.41% of average loans (LHFS and LHFI) for the same time period in 2021. The negative PCL on LHFI for the first quarter of 2022 primarily reflected a decline in required reserves as a result of improved credit quality and improvements in the macroeconomic forecasting variables used in the ACL modeling, partially offset by increases in specific reserves for individually analyzed credits and reserves related to loan growth.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At March 31, 2022, the ACL on off-balance sheet credit exposures totaled $34.5 million compared to $35.6 million at December 31, 2021, a decrease of $1.1 million, or 3.1%. The PCL, off-balance sheet credit exposures totaled a negative $1.1 million for the three months ended March 31, 2022, compared to a negative $9.4 million for the same time period in 2021. The negative PCL on off-balance sheet credit exposures for the first quarter of 2022 primarily reflected a decline in required reserves as a result of a decrease in the unfunded balances partially offset by an increase in reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022	December 31, 2021
Nonaccrual LHFI
Alabama	$7,506	$8,182
Florida	310	313
Mississippi	21,318	21,636
Tennessee	9,266	10,501
Texas	25,999	22,066
Total nonaccrual LHFI	64,399	62,698
Other real estate
Mississippi	3,187	4,557
Total other real estate	3,187	4,557
Total nonperforming assets	$67,586	$67,255

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.64%	0.64%

Loans past due 90 days or more
LHFI	$1,503	$2,114

LHFS - Guaranteed GNMA serviced loans (1)	$62,078	$69,894

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2022, nonaccrual LHFI totaled $64.4 million, or 0.61% of total LHFS and LHFI, reflecting an increase of $1.7 million, or 2.7%, relative to December 31, 2021. The increase in nonaccrual LHFI during the first three months of 2022 was primarily due to one large commercial credit in the Texas market region that was placed on nonaccrual status during the first quarter of 2022, partially offset by reductions, pay-offs and charge-offs of nonaccrual loans in the Texas, Mississippi and Tennessee market regions.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2022 decreased $1.4 million, or 30.1%, when compared with December 31, 2021. The decrease in other real estate was principally due to properties sold in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2022
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$4,557	$—	$—	$4,557	$—	$—
Additions	45	—	—	45	—	—
Disposals	(1,868)	—	—	(1,868)	—	—
(Write-downs) recoveries	453	—	—	453	—	—
Balance at end of period	$3,187	$—	$—	$3,187	$—	$—

	Three Months Ended March 31, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50	$—
Additions	—	—	—	—	—	—
Disposals	(850)	(136)	—	(654)	(60)	—
(Write-downs) recoveries	(150)	(50)	—	(110)	10	—
Balance at end of period	$10,651	$3,085	$—	$7,566	$—	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $603 thousand when the first three months of 2022 is compared to the same time period in 2021, primarily due to a decrease in reserves for other real estate write-downs in the Mississippi market region as a result of properties sold which were previous reserved for.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $15.113 billion at March 31, 2022 compared to $15.087 billion at December 31, 2021, an increase of $26.1 million, or 0.2%. During the first three months of 2022, noninterest-bearing deposits decreased $32.0 million, or 0.7%, reflecting a decline in public DDAs partially offset by an increase in commercial DDAs. Interest-bearing deposits increased $58.1 million, or 0.6%, during the first three months of 2022, primarily due to growth in consumer and commercial MMDA as well as consumer savings accounts, partially offset by declines in all categories of interest checking accounts and consumer certificates of deposits.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $170.5 million at March 31, 2022 compared to $238.6 million at December 31, 2021, a decrease of $68.1 million, or 28.5%, and represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had no upstream federal funds purchased at March 31, 2022 or December 31, 2021.

Other borrowings totaled $84.6 million at March 31, 2022, a decrease of $6.4 million, or 7.0%, when compared with $91.0 million at December 31, 2021, primarily due to the decrease in the amount of GNMA loans eligible for repurchase.

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

Capital Resources and Liquidity

At March 31, 2022, Trustmark’s total shareholders’ equity was $1.631 billion, a decrease of $109.9 million, or 6.3%, when compared to December 31, 2021. During the first three months of 2022, shareholders’ equity decreased primarily as a result of a decline in the fair market value of securities available for sale, net of tax, of $116.8 million, common stock dividends of $14.2 million and common stock repurchases of $9.1 million, partially offset by net income of $29.2 million. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2021 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of March 31, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2022. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2022 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At March 31, 2022, the carrying amount of the subordinated notes was $123.1 million compared to $123.0 million at December 31, 2021. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at March 31, 2022 and December 31, 2021. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at March 31, 2022 and December 31, 2021. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2022 and December 31, 2021.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2022 and 2021 were $0.23. Trustmark’s indicated dividend for 2022 is $0.92 per common share, which is the same as dividends per common share declared in 2021.

Stock Repurchase Program

From time to time, Trustmark's Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Shares purchased also provide Trustmark with shares of common stock necessary to satisfy obligations related to stock compensation awards.

On January 28, 2020, the Board of Directors of Trustmark authorized a stock repurchase program, effective April 1, 2020, under which $100.0 million of Trustmark’s outstanding common stock could be acquired through December 31, 2021. Under this authority, Trustmark repurchased approximately 1.9 million shares of its outstanding common stock valued at $61.8 million.

On December 7, 2021, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2022, under which $100.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2022. The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework. There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management's discretion. Under this authority, Trustmark repurchased approximately 279 thousand shares of its outstanding common stock valued at $9.1 million during the first three months of 2022.

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

Trustmark's liquidity position is continuously monitored and adjustments are made to manage the balance as deemed appropriate. Liquidity risk management is an important element to Trustmark's asset/liability management process. Trustmark regularly models liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions or other significant occurrences as deemed appropriate by Management. These scenarios are incorporated into Trustmark's contingency funding plan, which provides the basis for the identification of its liquidity needs.

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $15.015 billion for the first three months of 2022 and represented approximately 85.7% of average liabilities and shareholders’ equity, compared to average deposits of $14.138 billion, which represented 84.8% of average liabilities and shareholders’ equity for the first three months of 2021.

Trustmark had $1.660 billion held in an interest-bearing account at the FRBA at March 31, 2022, compared to $2.064 billion held at December 31, 2021.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources. At March 31, 2022, brokered sweep MMDA deposits totaled $28.2 million compared to $29.6 million at December 31, 2021.

At both March 31, 2022 and December 31, 2021, Trustmark had no upstream federal funds purchased. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at March 31, 2022 and December 31, 2021. Trustmark had a no letters of credit outstanding with the FHLB of Dallas at March 31, 2022 and December 31, 2021. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $3.492 billion at March 31, 2022.

In addition, at March 31, 2022, Trustmark had no short-term and $93 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to no short-term and $97 thousand in long-term FHLB advances at December 31, 2021. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At March 31, 2022, Trustmark had approximately $943.0 million available in unencumbered Treasury and agency securities compared to $751.0 million at December 31, 2021.

Another borrowing source is the Discount Window. At March 31, 2022, Trustmark had approximately $1.172 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $876.8 million at December 31, 2021.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At March 31, 2022, the carrying amount of the subordinated notes was $123.1 million compared to $123.0 million at December 31, 2021. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2022, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of March 31, 2022, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2021 Annual Report for the expected timing of such payments as of March 31, 2022 and December 31, 2021. There have been no material changes in Trustmark's contractual obligations since year-end.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which ended on December 31, 2021). Additionally, on March 15, 2022. the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition and results of operations. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2021 Annual Report.

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $389.0 million at March 31, 2022, with a positive valuation adjustment of $5.3 million, compared to $378.6 million, with a positive valuation adjustment of $1.8 million at December 31, 2021.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $490.0 million at March 31, 2022 compared to $409.5 million at December 31, 2021. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net positive ineffectiveness of $1.0 million and $270 thousand for the three months ended March 31, 2022 and 2021, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago

Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of March 31, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.182 billion related to this program, compared to $1.225 billion as of December 31, 2021.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At March 31, 2022, the termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $39 thousand compared to $655 thousand at December 31, 2021. At March 31, 2022, Trustmark had posted collateral of $40 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $48.0 million, compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At March 31, 2022, Trustmark had entered into twenty-five risk participation agreements as a guarantor with an aggregate notional amount of $198.1 million, compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2022 and December 31, 2021.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2022 and 2021. At March 31, 2022 and 2021, the impact of a 200-basis point drop scenario was excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2022	2021
+200 basis points	17.3%	24.4%
+100 basis points	8.3%	12.8%
-100 basis points	-8.6%	-8.4%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2022 and 2021. Based upon quarter-end current and implied market rates, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the FRB has a negative interest rate policy. While the impact of negative interest rates on earnings-at-risk would vary by scenario, a parallel shift downward would be expected to negatively impact net interest income. However, in a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from the modeled assumptions. At March 31, 2022 and 2021, the results of the 100-basis point drop scenario and the 200-basis point drop scenario were excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2022	2021
+200 basis points	5.6%	11.9%
+100 basis points	3.3%	6.8%

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

At March 31, 2022, the MSR fair value was $111.1 million, compared to $83.0 million at March 31, 2021. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2022, would be a decline in fair value of approximately $4.4 million and $4.6 million, respectively, compared to a decline in fair value of approximately $4.4 million and $3.2 million, respectively, at March 31, 2021. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2021 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2022.

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

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s 2021 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2021, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2022, under which $100.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2022. The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework. There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management's discretion.

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2022 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2022 to January 31, 2022	155,707	$33.40	155,707	$94,799
February 1, 2022 to February 28, 2022	68,743	32.13	68,743	92,591
March 1, 2022 to March 31, 2022	54,781	30.75	54,781	90,906
Total	279,231		279,231

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

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	May 5, 2022	DATE:	May 5, 2022