Form 10-Q
period 2022-06-30
TRUSTMARK CORP
filed 2022-08-04
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, there were 61,201,123 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, our ability to manage the impact of the COVID-19 pandemic on our markets, as well as the effectiveness of actions of federal, state and local governments and agencies (including the Board of Governors of the Federal Reserve System (FRB)) to mitigate its spread and economic impact, local, state and national economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of recent heightened levels of inflation and the reactions of the FRB and other governmental departments and agencies in response thereto, the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$742,461	$2,266,829
Securities available for sale, at fair value (amortized cost: $2,861,976 - 2022 $3,256,289 - 2021; allowance for credit losses (ACL): $0)	2,644,364	3,238,877
Securities held to maturity, net of ACL of $0 (fair value: $1,102,459 - 2022; $353,511 - 2021)	1,137,754	342,537
Paycheck Protection Program (PPP) loans	12,549	33,336
Loans held for sale (LHFS)	190,186	275,706
Loans held for investment (LHFI)	10,944,840	10,247,829
Less ACL, LHFI	103,140	99,457
Net LHFI	10,841,700	10,148,372
Premises and equipment, net	207,914	205,644
Mortgage servicing rights (MSR)	121,014	87,687
Goodwill	384,237	384,237
Identifiable intangible assets, net	4,264	5,074
Other real estate, net	3,034	4,557
Operating lease right-of-use assets	34,684	34,603
Other assets	627,349	568,177
Total Assets	$16,951,510	$17,595,636

Liabilities
Deposits:
Noninterest-bearing	$4,509,472	$4,771,065
Interest-bearing	10,260,696	10,316,095
Total deposits	14,770,168	15,087,160
Federal funds purchased and securities sold under repurchase agreements	70,157	238,577
Other borrowings	72,553	91,025
Subordinated notes	123,152	123,042
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	32,949	35,623
Operating lease liabilities	37,108	36,468
Other liabilities	196,871	180,574
Total Liabilities	15,364,814	15,854,325

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,201,123 shares - 2022; 61,648,679 shares - 2021	12,752	12,845
Capital surplus	160,876	175,913
Retained earnings	1,620,210	1,585,113
Accumulated other comprehensive income (loss), net of tax	(207,142)	(32,560)
Total Shareholders' Equity	1,586,696	1,741,311
Total Liabilities and Shareholders' Equity	$16,951,510	$17,595,636

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on LHFS & LHFI	$100,139	$90,772	$190,414	$181,333
Interest and fees on PPP loans	184	25,555	352	34,796
Interest on securities:
Taxable	14,561	8,991	26,918	17,929
Tax exempt	85	118	181	347
Interest on federal funds sold and securities purchased under reverse repurchase agreements	1	—	1	—
Other interest income	2,214	489	3,031	992
Total Interest Income	117,184	125,925	220,897	235,397
Interest Expense
Interest on deposits	2,774	4,630	5,534	9,853
Interest on federal funds purchased and securities sold under repurchase agreements	70	59	140	115
Other interest expense	1,664	1,813	3,203	3,670
Total Interest Expense	4,508	6,502	8,877	13,638
Net Interest Income	112,676	119,423	212,020	221,759
Provision for credit losses (PCL), LHFI	2,716	(3,991)	1,856	(14,492)
PCL, off-balance sheet credit exposures	(1,568)	4,528	(2,674)	(4,839)
Net Interest Income After PCL	111,528	118,886	212,838	241,090
Noninterest Income
Service charges on deposit accounts	10,226	7,613	19,677	14,969
Bank card and other fees	10,167	8,301	18,609	17,773
Mortgage banking, net	8,149	17,333	18,022	38,137
Insurance commissions	13,702	12,217	27,791	24,662
Wealth management	9,102	8,946	18,156	17,362
Other, net	1,907	2,001	5,113	4,091
Total Noninterest Income	53,253	56,411	107,368	116,994
Noninterest Expense
Salaries and employee benefits	71,679	70,115	141,264	141,277
Services and fees	24,538	21,769	48,991	44,253
Net occupancy - premises	6,892	6,578	13,971	13,373
Equipment expense	6,047	5,567	12,108	11,811
Other expense (1)	14,611	14,650	28,952	29,513
Total Noninterest Expense	123,767	118,679	245,286	240,227
Income Before Income Taxes	41,014	56,618	74,920	117,857
Income taxes	6,730	8,637	11,425	17,914
Net Income	$34,284	$47,981	$63,495	$99,943

Earnings Per Share
Basic	$0.56	$0.76	$1.03	$1.58
Diluted	$0.56	$0.76	$1.03	$1.57

(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. The prior period has been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income per consolidated statements of income	$34,284	$47,981	$63,495	$99,943
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(33,397)	4,959	(150,150)	(11,391)
Change in net unrealized holding loss on securities transferred to held to maturity	(25,338)	552	(24,938)	1,085
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	21	41	42
Change in net actuarial loss	228	333	465	674
Other comprehensive income (loss), net of tax	(58,486)	5,865	(174,582)	(9,590)
Comprehensive income (loss)	$(24,202)	$53,846	$(111,087)	$90,353

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2022	61,648,679	$12,845	$175,913	$1,585,113	$(32,560)	$1,741,311
Net income per consolidated statements of income	—	—	—	29,211	—	29,211
Other comprehensive income (loss), net of tax	—	—	—	—	(116,096)	(116,096)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,186)	—	(14,186)
Shares withheld to pay taxes, long-term incentive plan	93,944	19	(1,028)	—	—	(1,009)
Repurchase and retirement of common stock	(279,231)	(58)	(9,036)	—	—	(9,094)
Compensation expense, long-term incentive plan	—	—	1,245	—	—	1,245
Balance, March 31, 2022	61,463,392	12,806	167,094	1,600,138	(148,656)	1,631,382
Net income per consolidated statements of income	—	—	—	34,284	—	34,284
Other comprehensive income (loss), net of tax	—	—	—	—	(58,486)	(58,486)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,212)	—	(14,212)
Shares withheld to pay taxes, long-term incentive plan	513	—	(7)	—	—	(7)
Repurchase and retirement of common stock	(262,782)	(54)	(7,451)	—	—	(7,505)
Compensation expense, long-term incentive plan	—	—	1,240	—	—	1,240
Balance, June 30, 2022	61,201,123	$12,752	$160,876	$1,620,210	$(207,142)	$1,586,696

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income per consolidated statements of income	$63,495	$99,943
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	(818)	(19,331)
Depreciation and amortization	20,685	22,428
Net amortization of securities	6,672	10,780
Gains on sales of loans, net	(14,971)	(45,625)
Compensation expense, long-term incentive plan	2,485	3,395
Deferred income tax provision	9,100	12,500
Proceeds from sales of loans held for sale	726,028	1,334,752
Purchases and originations of loans held for sale	(643,267)	(1,220,055)
Originations of mortgage servicing rights	(10,159)	(15,201)
Earnings on bank-owned life insurance	(2,417)	(2,418)
Net change in other assets	982	23,623
Net change in other liabilities	23,876	(9,802)
Other operating activities, net	(31,022)	(6,871)
Net cash from operating activities	150,669	188,118

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	69,807	105,814
Proceeds from maturities, prepayments and calls of securities available for sale	253,655	442,450
Purchases of securities held to maturity	(555,191)	—
Purchases of securities available for sale	(209,100)	(1,024,649)
Net proceeds from bank-owned life insurance	307	1,791
Net change in federal funds sold and securities purchased under reverse repurchase agreements	—	50
Net change in member bank stock	(112)	(1,037)
Net change in LHFI and PPP loans	(674,854)	(237,666)
Proceeds from sales of PPP loans	—	353,287
Purchases of premises and equipment	(13,881)	(13,920)
Proceeds from sales of premises and equipment	4,926	—
Proceeds from sales of other real estate	1,413	1,167
Purchases of software	(3,664)	(2,336)
Investments in tax credit and other partnerships	(16,176)	(13,396)
Net cash from investing activities	(1,142,870)	(388,445)

Financing Activities
Net change in deposits	(316,992)	583,320
Net change in federal funds purchased and securities sold under repurchase agreements	(168,420)	(7,343)
Net change in short-term borrowings	—	(4,653)
Payments on long-term FHLB advances	(9)	(9)
Payments under finance lease obligations	(733)	(712)
Common stock dividends	(28,398)	(29,325)
Repurchase and retirement of common stock	(16,599)	(24,990)
Shares withheld to pay taxes, long-term incentive plan	(1,016)	(1,241)
Net cash from financing activities	(532,167)	515,047

Net change in cash and cash equivalents	(1,524,368)	314,720
Cash and cash equivalents at beginning of period	2,266,829	1,952,504
Cash and cash equivalents at end of period	$742,461	$2,267,224

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Business, Basis of Financial Statement Presentation and Principles of Consolidation

Trustmark Corporation (Trustmark) is a bank holding company headquartered in Jackson, Mississippi. Through its subsidiaries, Trustmark operates as a financial services organization providing banking and financial solutions to corporate institutions and individual customers through offices in Alabama (includes the Georgia Loan Production Office), Florida, Mississippi, Tennessee and Texas.

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2022 and December 31, 2021 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$448,403	$—	$(28,707)	$419,696	$—	$—	$—	$—
U.S. Government agency obligations	12,439	—	(492)	11,947	—	—	—	—
Obligations of states and political subdivisions	5,102	77	—	5,179	5,320	20	(2)	5,338
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	34,534	41	(2,335)	32,240	4,624	6	(179)	4,451
Issued by FNMA and FHLMC	2,068,850	8	(180,312)	1,888,546	185,554	—	(11,152)	174,402
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	148,843	1	(4,686)	144,158	210,479	6	(6,217)	204,268
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	143,805	57	(1,264)	142,598	731,777	436	(18,213)	714,000
Total	$2,861,976	$184	$(217,796)	$2,644,364	$1,137,754	$468	$(35,763)	$1,102,459

	Securities Available for Sale				Securities Held to Maturity
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$349,562	$16	$(4,938)	$344,640	$—	$—	$—	$—
U.S. Government agency obligations	14,044	20	(337)	13,727	—	—	—	—
Obligations of states and political subdivisions	5,134	580	—	5,714	7,328	64	(3)	7,389
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	38,942	665	(34)	39,573	5,005	187	(3)	5,189
Issued by FNMA and FHLMC	2,230,498	8,945	(21,014)	2,218,429	43,444	962	—	44,406
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	193,908	2,879	(97)	196,690	241,934	9,015	(31)	250,918
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	424,201	404	(4,501)	420,104	44,826	783	—	45,609
Total	$3,256,289	$13,509	$(30,921)	$3,238,877	$342,537	$11,011	$(37)	$353,511

During 2013, Trustmark reclassified $1.099 billion of securities available for sale to securities held to maturity. At the date of this transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax). During the second quarter of 2022, Trustmark reclassified $343.1 million of securities available for sale to securities held to maturity. At the date of this transfer, the net unrealized holding loss on the available for sale securities totaled approximately $34.8 million ($26.1 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of either transfer. At June 30, 2022, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $39.5 million ($29.7 million, net of tax) compared to approximately $6.3 million ($4.7 million, net of tax) at December 31, 2021.

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

At both June 30, 2022 and December 31, 2021, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At June 30, 2022, accrued interest receivable totaled $4.8 million for securities available for sale compared to $5.1 million at December 31, 2021 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At June 30, 2022 and December 31, 2021, $5.3 million and $7.3 million, respectively, of securities had a potential for credit loss exposure and all consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD)

assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at June 30, 2022 and December 31, 2021.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At June 30, 2022 accrued interest receivable totaled $2.1 million for securities held to maturity compared to $670 thousand at December 31, 2021 and was reported in other assets on the accompanying consolidated balance sheet.

At both June 30, 2022 and December 31, 2021, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at June 30, 2022 and December 31, 2021.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Aaa	$1,132,434	$335,208
Aa1 to Aa3	3,004	5,007
Not Rated (1)	2,316	2,322
Total	$1,137,754	$342,537

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at June 30, 2022 and December 31, 2021 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
June 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$419,696	$(28,707)	$—	$—	$419,696	$(28,707)
U.S. Government agency obligations	3,794	(210)	7,911	(282)	11,705	(492)
Obligations of states and political subdivisions	—	—	3,669	(2)	3,669	(2)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	34,004	(2,372)	1,024	(142)	35,028	(2,514)
Issued by FNMA and FHLMC	1,538,004	(130,441)	524,112	(61,023)	2,062,116	(191,464)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	345,035	(10,891)	784	(12)	345,819	(10,903)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	755,011	(19,108)	23,890	(369)	778,901	(19,477)
Total	$3,095,544	$(191,729)	$561,390	$(61,830)	$3,656,934	$(253,559)

December 31, 2021
U.S. Treasury Securities	$315,123	$(4,938)	$—	$—	$315,123	$(4,938)
U.S. Government agency obligations	1,312	(5)	8,619	(332)	9,931	(337)
Obligations of states and political subdivisions	3,006	(1)	667	(2)	3,673	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	6,040	(37)	—	—	6,040	(37)
Issued by FNMA and FHLMC	1,734,921	(19,980)	55,303	(1,034)	1,790,224	(21,014)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,038	(99)	2,647	(29)	21,685	(128)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	344,025	(4,492)	639	(9)	344,664	(4,501)
Total	$2,423,465	$(29,552)	$67,875	$(1,406)	$2,491,340	$(30,958)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Security Gains and Losses

During the six months ended June 30, 2022 and 2021, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.546 billion and $2.831 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both June 30, 2022 and December 31, 2021, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2022, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,066	$21,057	$4,135	$4,137
Due after one year through five years	336,659	317,550	1,185	1,201
Due after five years through ten years	98,549	88,969	—	—
Due after ten years	9,670	9,246	—	—
	465,944	436,822	5,320	5,338
Mortgage-backed securities	2,396,032	2,207,542	1,132,434	1,097,121
Total	$2,861,976	$2,644,364	$1,137,754	$1,102,459

Note 3 – LHFI and ACL, LHFI

At June 30, 2022 and December 31, 2021, LHFI consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Loans secured by real estate:
Construction, land development and other land	$664,817	$596,968
Other secured by 1-4 family residential properties	540,950	517,683
Secured by nonfarm, nonresidential properties	3,178,079	2,977,084
Other real estate secured	555,311	726,043
Other loans secured by real estate:
Other construction	775,241	711,813
Secured by 1-4 family residential properties	1,884,012	1,460,310
Commercial and industrial loans	1,551,001	1,414,279
Consumer loans	164,001	162,555
State and other political subdivision loans	1,110,795	1,146,251
Other commercial loans	520,633	534,843
LHFI	10,944,840	10,247,829
Less ACL	103,140	99,457
Net LHFI	$10,841,700	$10,148,372

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At June 30, 2022 and December 31, 2021, accrued interest receivable for LHFI totaled $30.6 million and $26.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At June 30, 2022, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended June 30, 2022 and 2021.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$146	$4,399	$—
Other secured by 1-4 family residential properties	493	3,547	644
Secured by nonfarm, nonresidential properties	9,580	11,668	—
Other real estate secured	—	782	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,274	13,618	449
Commercial and industrial loans	421	16,869	50
Consumer loans	—	126	204
State and other political subdivision loans	—	3,196	—
Other commercial loans	—	227	—
Total	$11,914	$62,052	$1,347

	December 31, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$4,784	$5,878	$7
Other secured by 1-4 family residential properties	1,319	3,418	148
Secured by nonfarm, nonresidential properties	10,842	12,508	—
Other real estate secured	56	150	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	12,775	1,655
Commercial and industrial loans	1,363	19,328	—
Consumer loans	—	117	304
State and other political subdivision loans	—	3,664	—
Other commercial loans	4,405	4,860	—
Total	$22,769	$62,698	$2,114

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$581	$164	$47	$792	$664,025	$664,817
Other secured by 1-4 family residential properties	2,530	368	1,060	3,958	536,992	540,950
Secured by nonfarm, nonresidential properties	4,923	3,713	419	9,055	3,169,024	3,178,079
Other real estate secured	196	7	—	203	555,108	555,311
Other loans secured by real estate:
Other construction	—	—	—	—	775,241	775,241
Secured by 1-4 family residential properties	3,384	2,605	4,630	10,619	1,873,393	1,884,012
Commercial and industrial loans	994	264	269	1,527	1,549,474	1,551,001
Consumer loans	966	247	204	1,417	162,584	164,001
State and other political subdivision loans	—	—	177	177	1,110,618	1,110,795
Other commercial loans	200	40	59	299	520,334	520,633
Total	$13,774	$7,408	$6,865	$28,047	$10,916,793	$10,944,840

	December 31, 2021
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$323	$11	$5,241	$5,575	$591,393	$596,968
Other secured by 1-4 family residential properties	1,811	368	567	2,746	514,937	517,683
Secured by nonfarm, nonresidential properties	845	—	1,442	2,287	2,974,797	2,977,084
Other real estate secured	—	—	142	142	725,901	726,043
Other loans secured by real estate:
Other construction	—	—	—	—	711,813	711,813
Secured by 1-4 family residential properties	2,799	531	6,720	10,050	1,450,260	1,460,310
Commercial and industrial loans	607	41	1,107	1,755	1,412,524	1,414,279
Consumer loans	1,673	182	305	2,160	160,395	162,555
State and other political subdivision loans	32	—	177	209	1,146,042	1,146,251
Other commercial loans	220	32	118	370	534,473	534,843
Total	$8,310	$1,165	$15,819	$25,294	$10,222,535	$10,247,829

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

At June 30, 2022 and 2021, LHFI classified as TDRs totaled $19.9 million and $25.1 million, respectively. At June 30, 2022, TDRs were primarily comprised of bankruptcies, payment concessions and credits with interest-only payments for an extended period of time which totaled $17.8 million. At June 30, 2021, TDRs were primarily comprised of payment concessions, credits with interest-only payments for an extended period of time and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $16.4 million. Trustmark had $271 thousand in unused commitments on TDRs at June 30, 2022, compared to $2.0 million at June 30, 2021.

At June 30, 2022 and 2021, TDRs had a related ACL, LHFI of $1.7 million and $3.9 million, respectively. Trustmark had $9 thousand in charge-offs on TDRs for the six months ended June 30, 2022, compared to $3.7 million for the six months ended June 30, 2021.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$146	$146	5	$5,582	$5,582
Other secured by 1-4 family residential properties	1	42	42	3	37	37
Secured by nonfarm, nonresidential properties	1	895	895	1	377	377
Other real estate secured	1	85	85	—	—	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	5	957	977	1	123	123
Commercial and industrial loans	—	—	—	1	1,000	1,000
Other commercial loans	—	—	—	2	4,929	4,929
Total	9	$2,125	$2,145	13	$12,048	$12,048

	Six Months Ended June 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$146	$146	5	$5,582	$5,582
Other secured by 1-4 family residential properties	2	73	73	3	37	37
Secured by nonfarm, nonresidential properties	3	6,004	6,004	1	377	377
Other real estate secured	1	85	85	—	—	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	6	1,024	1,043	3	249	249
Commercial and industrial loans	1	500	500	2	1,014	1,014
Other commercial loans	—	—	—	2	4,929	4,929
Total	14	$7,832	$7,851	16	$12,188	$12,188

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	$—	1	$78
Other commercial loans	—	—	2	4,929
Total	—	$—	3	$5,007

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

The following tables detail LHFI classified as TDRs by loan class at June 30, 2022 and 2021 ($ in thousands):

	June 30, 2022
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$3,981	$3,981
Other secured by 1-4 family residential properties	40	873	913
Secured by nonfarm, nonresidential properties	—	7,892	7,892
Other real estate secured	—	85	85
Other loans secured by real estate:
Secured by 1-4 family residential properties	100	3,361	3,461
Commercial and industrial loans	500	54	554
Consumer loans	—	2	2
State and other political subdivision loans	—	3,019	3,019
Other commercial loans	—	36	36
Total TDRs	$640	$19,303	$19,943

	June 30, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$5,593	$5,593
Other secured by 1-4 family residential properties	—	1,160	1,160
Secured by nonfarm, nonresidential properties	—	3,090	3,090
Other loans secured by real estate:
Secured by 1-4 family residential properties	52	2,414	2,466
Commercial and industrial loans	2,500	1,608	4,108
Consumer loans	—	12	12
State and other political subdivision loans	—	3,677	3,677
Other commercial loans	—	5,009	5,009
Total TDRs	$2,552	$22,563	$25,115

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$4,280	$—	$—	$—	$—	$4,280
Other secured by 1-4 family residential properties	493	—	—	—	—	493
Secured by nonfarm, nonresidential properties	5,622	—	—	—	4,188	9,810
Other loans secured by real estate:
Other construction	7,620	—	—	—	—	7,620
Secured by 1-4 family residential properties	1,274	—	—	—	—	1,274
Commercial and industrial loans	41	—	363	398	15,134	15,936
State and other political subdivision loans	3,196	—	—	—	—	3,196
Other commercial loans	—	—	—	—	36	36
Total	$22,526	$—	$363	$398	$19,358	$42,645

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,198	$—	$—	$—	$—	$5,198
Secured by nonfarm, nonresidential properties	11,072	—	—	—	—	11,072
Other real estate secured	56	—	—	—	—	56
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,319	—	—	—	—	1,319
Commercial and industrial loans	42	349	1,253	370	16,430	18,444
State and other political subdivision loans	3,664	—	—	—	—	3,664
Other commercial loans	4,572	—	—	—	36	4,608
Total	$25,923	$349	$1,253	$370	$16,466	$44,361

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
The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at June 30, 2022 and December 31, 2021 ($ in thousands):

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of June 30, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$225,827	$236,979	$49,624	$8,406	$1,626	$3,198	$48,155	$573,815
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	146	446	—	3,700	—	4	—	4,296
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	225,973	237,425	49,624	12,106	1,626	3,244	48,155	578,153

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$30,424	$37,379	$18,886	$10,673	$7,645	$5,791	$8,329	$119,127
Special Mention - RR 7	—	102	20	—	—	—	—	122
Substandard - RR 8	355	221	129	5	163	413	—	1,286
Doubtful - RR 9	—	18	—	—	—	—	—	18
Total	30,779	37,720	19,035	10,678	7,808	6,204	8,329	120,553

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$497,133	$704,378	$604,576	$536,749	$301,486	$361,740	$110,995	$3,117,057
Special Mention - RR 7	943	—	—	277	—	—	—	1,220
Substandard - RR 8	14,687	6,666	10,883	951	4,673	21,521	250	59,631
Doubtful - RR 9	38	—	—	90	—	19	—	147
Total	512,801	711,044	615,459	538,067	306,159	383,280	111,245	3,178,055

Other real estate secured:
Pass - RR 1 through RR 6	$137,973	$118,364	$121,143	$130,133	$12,467	$20,980	$13,119	$554,179
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	65	—	7	775	—	847
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	137,973	118,364	121,208	130,133	12,474	21,755	13,119	555,026

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of June 30, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$115,764	$288,140	$361,982	$1,618	$—	$—	$117	$767,621
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,620	—	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	115,764	295,760	361,982	1,618	—	—	117	775,241

Commercial and industrial loans:
Pass - RR 1 through RR 6	$307,184	$380,638	$182,033	$58,698	$20,571	$74,552	$481,404	$1,505,080
Special Mention - RR 7	—	—	11	—	—	—	—	11
Substandard - RR 8	13,300	3,990	1,065	455	601	7,352	18,902	45,665
Doubtful - RR 9	110	37	34	17	40	4	3	245
Total	320,594	384,665	183,143	59,170	21,212	81,908	500,309	1,551,001

State and other political subdivision loans:
Pass - RR 1 through RR 6	$161,541	$274,400	$132,145	$45,920	$23,410	$464,353	$3,130	$1,104,899
Special Mention - RR 7	—	—	—	—	—	2,700	—	2,700
Substandard - RR 8	—	—	—	—	—	3,196	—	3,196
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	161,541	274,400	132,145	45,920	23,410	470,249	3,130	1,110,795

Other commercial loans:
Pass - RR 1 through RR 6	$38,561	$78,844	$32,461	$49,796	$7,512	$44,764	$253,511	$505,449
Special Mention - RR 7	4,634	—	—	—	—	—	9,013	13,647
Substandard - RR 8	—	212	2	36	29	1,210	—	1,489
Doubtful - RR 9	25	—	—	—	—	23	—	48
Total	43,220	79,056	32,463	49,832	7,541	45,997	262,524	520,633

Total commercial LHFI	$1,548,645	$2,138,434	$1,515,059	$847,524	$380,230	$1,012,637	$946,928	$8,389,457

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of June 30, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$20,574	$51,378	$6,845	$2,374	$2,355	$2,384	$—	$85,910
Past due 30-89 days	—	114	506	33	—	29	—	682
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	61	—	—	—	11	—	72
Total	20,574	51,553	7,351	2,407	2,355	2,424	—	86,664

Other secured by 1-4 family residential properties:
Current	$11,368	$11,183	$7,268	$5,506	$4,730	$8,964	$365,637	$414,656
Past due 30-89 days	—	274	69	50	4	232	1,421	2,050
Past due 90 days or more	—	31	—	—	—	—	532	563
Nonaccrual	45	25	5	25	8	506	2,514	3,128
Total	11,413	11,513	7,342	5,581	4,742	9,702	370,104	420,397

Secured by nonfarm, nonresidential properties:
Current	$—	$24	$—	$—	$—	$—	$—	$24
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	24	—	—	—	—	—	24

Other real estate secured:
Current	$—	$—	$93	$—	$7	$185	$—	$285
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	93	—	7	185	—	285

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of June 30, 2022	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$564,074	$589,588	$213,120	$116,458	$92,047	$289,083	$—	$1,864,370
Past due 30-89 days	420	1,497	1,284	200	806	1,368	—	5,575
Past due 90 days or more	—	—	270	—	—	179	—	449
Nonaccrual	—	1,033	2,535	1,867	1,716	6,467	—	13,618
Total	564,494	592,118	217,209	118,525	94,569	297,097	—	1,884,012

Consumer loans:
Current	$42,972	$41,295	$15,612	$4,616	$2,777	$806	$54,385	$162,463
Past due 30-89 days	447	164	52	41	45	5	454	1,208
Past due 90 days or more	18	42	—	—	—	—	143	203
Nonaccrual	62	20	9	4	3	7	22	127
Total	43,499	41,521	15,673	4,661	2,825	818	55,004	164,001

Total consumer LHFI	$639,980	$696,729	$247,668	$131,174	$104,498	$310,226	$425,108	$2,555,383

Total LHFI	$2,188,625	$2,835,163	$1,762,727	$978,698	$484,728	$1,322,863	$1,372,036	$10,944,840

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$376,438	$76,176	$21,366	$2,189	$1,367	$2,890	$26,505	$506,931
Special Mention - RR 7	71	6,382	—	—	—	—	—	6,453
Substandard - RR 8	2,243	—	3,435	30	—	—	—	5,708
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	378,752	82,558	24,801	2,219	1,367	2,932	26,505	519,134

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$44,208	$23,269	$13,194	$9,722	$5,737	$3,076	$8,771	$107,977
Special Mention - RR 7	111	143	—	—	—	—	—	254
Substandard - RR 8	721	150	6	166	46	627	—	1,716
Doubtful - RR 9	22	—	—	—	—	—	—	22
Total	45,062	23,562	13,200	9,888	5,783	3,703	8,771	109,969

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$750,869	$604,026	$610,446	$350,603	$183,115	$279,529	$113,808	$2,892,396
Special Mention - RR 7	1,510	9,584	412	—	1,562	4,522	—	17,590
Substandard - RR 8	11,017	2,357	13,609	3,591	5,988	29,309	1,025	66,896
Doubtful - RR 9	43	—	105	—	—	21	—	169
Total	763,439	615,967	624,572	354,194	190,665	313,381	114,833	2,977,051

Other real estate secured:
Pass - RR 1 through RR 6	$256,273	$105,687	$220,487	$64,268	$6,816	$56,196	$13,350	$723,077
Special Mention - RR 7	—	—	—	—	—	773	—	773
Substandard - RR 8	1,684	65	—	8	—	101	—	1,858
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	257,957	105,752	220,487	64,276	6,816	57,070	13,350	725,708

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$273,747	$393,580	$25,142	$—	$—	$—	$17,909	$710,378
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,435	—	—	—	—	—	—	1,435
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	275,182	393,580	25,142	—	—	—	17,909	711,813

Commercial and industrial loans:
Pass - RR 1 through RR 6	$503,073	$249,171	$74,239	$33,403	$50,016	$35,883	$400,423	$1,346,208
Special Mention - RR 7	643	365	147	550	48	—	99	1,852
Substandard - RR 8	14,530	1,338	1,221	1,119	9,237	386	38,182	66,013
Doubtful - RR 9	20	46	29	107	—	4	—	206
Total	518,266	250,920	75,636	35,179	59,301	36,273	438,704	1,414,279

State and other political subdivision loans:
Pass - RR 1 through RR 6	$381,317	$148,156	$56,987	$30,558	$95,491	$418,319	$8,409	$1,139,237
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,664	—	3,664
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	381,317	148,156	56,987	30,558	95,491	425,333	8,409	1,146,251

Other commercial loans:
Pass - RR 1 through RR 6	$103,504	$38,661	$64,871	$8,643	$7,924	$41,112	$232,476	$497,191
Special Mention - RR 7	4,059	—	—	—	—	—	9,013	13,072
Substandard - RR 8	4,532	6,681	82	212	—	—	13,000	24,507
Doubtful - RR 9	—	50	—	—	—	23	—	73
Total	112,095	45,392	64,953	8,855	7,924	41,135	254,489	534,843

Total commercial LHFI	$2,732,070	$1,665,887	$1,105,778	$505,169	$367,347	$879,827	$882,970	$8,139,048

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$51,849	$16,204	$3,024	$3,059	$797	$2,404	$—	$77,337
Past due 30-89 days	—	265	49	5	—	14	—	333
Past due 90 days or more	—	—	—	—	—	7	—	7
Nonaccrual	64	—	—	—	—	93	—	157
Total	51,913	16,469	3,073	3,064	797	2,518	—	77,834

Other secured by 1-4 family residential properties:
Current	$21,166	$11,098	$6,119	$5,903	$3,291	$7,853	$347,743	$403,173
Past due 30-89 days	5	34	87	114	—	145	1,214	1,599
Past due 90 days or more	—	4	—	—	—	13	91	108
Nonaccrual	26	70	29	9	341	274	2,085	2,834
Total	21,197	11,206	6,235	6,026	3,632	8,285	351,133	407,714

Secured by nonfarm, nonresidential properties:
Current	$31	$—	$—	$—	$2	$—	$—	$33
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	31	—	—	—	2	—	—	33

Other real estate secured:
Current	$—	$97	$—	$8	$60	$170	$—	$335
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	97	—	8	60	170	—	335

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$622,330	$233,951	$137,500	$107,345	$56,374	$285,919	$—	$1,443,419
Past due 30-89 days	542	494	333	10	369	714	—	2,462
Past due 90 days or more	199	501	165	122	218	450	—	1,655
Nonaccrual	272	1,875	1,419	2,105	916	6,187	—	12,774
Total	623,343	236,821	139,417	109,582	57,877	293,270	—	1,460,310

Consumer loans:
Current	$65,366	$25,512	$8,498	$4,734	$1,289	$378	$54,518	$160,295
Past due 30-89 days	989	223	123	22	10	5	468	1,840
Past due 90 days or more	26	23	6	—	—	—	248	303
Nonaccrual	71	17	2	13	8	—	6	117
Total	66,452	25,775	8,629	4,769	1,307	383	55,240	162,555

Total consumer LHFI	$762,936	$290,368	$157,354	$123,449	$63,675	$304,626	$406,373	$2,108,781

Total LHFI	$3,495,006	$1,956,255	$1,263,132	$628,618	$431,022	$1,184,453	$1,289,343	$10,247,829

Past Due LHFS

LHFS past due 90 days or more totaled $51.2 million and $69.9 million at June 30, 2022 and December 31, 2021, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2022 or 2021.

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

During the first quarter of 2022, Management elected to incorporate a methodology change related to the other construction pool. Components of this change include management utilizing an alternative LDA to support the PD and LGD assumptions necessary to apply a DCF methodology to the other construction pool. Fundamentally, this approach utilizes publicly reported default balances and leverages a generalized linear model (GLM) framework to estimate PD. Taken together, these differences allow for results to be scaled to be specific and directly applicable to the other construction segment. LGD is assumed to be a through-the-cycle constant based on the actual performance of Trustmark’s other construction segment. These assumptions are then input into the DCF model and used in conjunction with prepayment data to calculate the cash flows at the individual loan level. Previously, the other construction pool used the weighted average remaining maturity (WARM) method. Management believes this change is commensurate with the level of risk in the pool.

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

•
Lending policies and procedures
•
Economic conditions and concentrations of credit
•
Nature and volume of the portfolio
•
Performance trends
•
External factors

While all these factors are incorporated into the overall methodology, only four are currently considered active: (i) economic conditions and concentrations of credit, (ii) nature and volume of the portfolio, (iii) performance trends and (iv) external factors.

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

The nature and volume of the portfolio qualitative factor utilizes peer and industry assumptions for pools of loans where Trustmark’s historical experience might not capture the risk associated within a specific pool due to it being a different type of lending, different sources of repayment or a new line of business.

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

During the first quarter of 2022, in order to account for the potential uncertainty related to higher prices and low economic growth, Trustmark chose to enact a portion of the qualitative framework, External Factor - Stagflation. Management calculated the reserve using a third-party stagflation forecast and compared it to the third-party baseline forecast used in the quantitative modeling. The differential was added as qualitative reserves to account for potential uncertainty.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$926	$6,375	$7,301	$4,280	660,537	$664,817
Other secured by 1-4 family residential properties	—	10,038	10,038	493	540,457	540,950
Secured by nonfarm, nonresidential properties	—	29,735	29,735	9,810	3,168,269	3,178,079
Other real estate secured	—	3,297	3,297	—	555,311	555,311
Other loans secured by real estate:
Other construction	7,620	6,777	14,397	7,620	767,621	775,241
Secured by 1-4 family residential properties	—	12,250	12,250	1,274	1,882,738	1,884,012
Commercial and industrial loans	1,396	12,707	14,103	15,936	1,535,065	1,551,001
Consumer loans	—	5,139	5,139	—	164,001	164,001
State and other political subdivision loans	927	990	1,917	3,196	1,107,599	1,110,795
Other commercial loans	36	4,927	4,963	36	520,597	520,633
Total	$10,905	$92,235	$103,140	$42,645	$10,902,195	$10,944,840

	December 31, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$278	$5,801	$6,079	$5,198	$591,770	$596,968
Other secured by 1-4 family residential properties	—	10,310	10,310	—	517,683	517,683
Secured by nonfarm, nonresidential properties	—	37,912	37,912	11,072	2,966,012	2,977,084
Other real estate secured	—	4,713	4,713	56	725,987	726,043
Other loans secured by real estate:
Other construction	—	5,968	5,968	—	711,813	711,813
Secured by 1-4 family residential properties	—	2,706	2,706	1,319	1,458,991	1,460,310
Commercial and industrial loans	5,750	13,189	18,939	18,444	1,395,835	1,414,279
Consumer loans	—	4,774	4,774	—	162,555	162,555
State and other political subdivision loans	1,394	1,314	2,708	3,664	1,142,587	1,146,251
Other commercial loans	203	5,145	5,348	4,608	530,235	534,843
Total	$7,625	$91,832	$99,457	$44,361	$10,203,468	$10,247,829

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$98,734	$109,191	$99,457	$117,306
Loans charged-off	(2,277)	(4,828)	(4,519)	(6,073)
Recoveries	3,967	3,660	6,346	7,291
Net (charge-offs) recoveries	1,690	(1,168)	1,827	1,218
PCL, LHFI	2,716	(3,991)	1,856	(14,492)
Balance at end of period	$103,140	$104,032	$103,140	$104,032

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended June 30, 2022
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$7,351	$(6)	$344	$(388)	$7,301
Other secured by 1-4 family residential properties	9,867	(49)	206	14	10,038
Secured by nonfarm, nonresidential properties	32,030	—	1,474	(3,769)	29,735
Other real estate secured	3,640	(131)	4	(216)	3,297
Other loans secured by real estate:
Other construction	13,947	—	201	249	14,397
Secured by 1-4 family residential properties	5,628	(79)	4	6,697	12,250
Commercial and industrial loans	14,951	(90)	203	(961)	14,103
Consumer loans	4,872	(357)	452	172	5,139
State and other political subdivision loans	2,371	—	—	(454)	1,917
Other commercial loans	4,077	(1,565)	1,079	1,372	4,963
Total	$98,734	$(2,277)	$3,967	$2,716	$103,140

The decreases in the PCL, LHFI for the three months ended June 30, 2022 were primarily due to improvements in credit quality and in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate and the PD and LGD floors.

The PCL, LHFI for the secured by 1-4 family residential properties portfolio increased $6.7 million during the three months ended June 30, 2022 primarily due to loan growth and the nature and volume of the portfolio. For the three months ended June 30, 2022, the PCL, LHFI for the other commercial loan portfolio increased $1.4 million primarily due to an increase in balances within the portfolio.

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

The decreases in the PCL, LHFI for the three months ended June 30, 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate and the implementation of the PD and LGD floors.

The PCL, LHFI for the other construction and other secured by 1-4 family residential properties portfolios increased $1.4 million and $1.6 million, respectively, during the three months ended June 30, 2021 primarily due to the implementation of the PD and LGD floors using Trustmark's historical experience.

	Six Months Ended June 30, 2022
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,079	$(34)	$1,187	$69	$7,301
Other secured by 1-4 family residential properties	10,310	(62)	295	(505)	10,038
Secured by nonfarm, nonresidential properties	37,912	—	1,501	(9,678)	29,735
Other real estate secured	4,713	(131)	7	(1,292)	3,297
Other loans secured by real estate:
Other construction	5,968	—	204	8,225	14,397
Secured by 1-4 family residential properties	2,706	(79)	10	9,613	12,250
Commercial and industrial loans	18,939	(375)	303	(4,764)	14,103
Consumer loans	4,774	(936)	831	470	5,139
State and other political subdivision loans	2,708	—	—	(791)	1,917
Other commercial loans	5,348	(2,902)	2,008	509	4,963
Total	$99,457	$(4,519)	$6,346	$1,856	$103,140

The decreases in the PCL, LHFI for the six months ended June 30, 2022 were primarily due to improvements in credit quality and in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate and the PD and LGD floors.

For the six months ended June 30, 2022, the PCL, LHFI for the other construction loan portfolio increased $8.2 million primarily due to specific reserves on individually analyzed credits. The PCL, LHFI for the secured by 1-4 family residential properties portfolio increased $9.6 million during the six months ended June 30, 2022 primarily due to loan growth and the nature and volume of the portfolio as well as a decrease in prepayment speeds which resulted from the rising interest-rate environment.

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

The decreases in the PCL, LHFI for the six months ended June 30, 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate.

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$87,687	$66,464
Origination of servicing assets	10,159	15,201
Change in fair value:
Due to market changes	30,759	9,231
Due to run-off	(7,591)	(10,132)
Balance at end of period	$121,014	$80,764

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, and the discount rate in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. At June 30, 2022, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 9.58% compared to an assumed average prepayment speed of 12 CPR and an average discount rate of 9.54% at June 30, 2021.

Mortgage Loans Serviced/Sold

During the first six months of 2022 and 2021, Trustmark sold $711.1 million and $1.289 billion, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $12.3 million for the first six months of 2022 compared to $34.2 million for the first six months of 2021.

The table below details the mortgage loans sold and serviced for others at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Federal National Mortgage Association	$4,710,075	$4,709,584
Government National Mortgage Association	3,260,997	3,194,373
Federal Home Loan Mortgage Corporation	39,097	35,971
Other	11,759	13,272
Total mortgage loans sold and serviced for others	$8,021,928	$7,953,200

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both June 30, 2022 and 2021, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At June 30, 2022, Trustmark’s geographic other real estate distribution was primarily concentrated in its Mississippi market region. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$4,557	$11,651
Additions	456	382
Disposals	(1,868)	(1,149)
(Write-downs) recoveries	(111)	(1,445)
Balance at end of period	$3,034	$9,439

Gains (losses), net on the sale of other real estate included in other real estate expense	$(455)	$18

At June 30, 2022 and December 31, 2021, other real estate by type of property consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
1-4 family residential properties	$560	$94
Nonfarm, nonresidential properties	2,474	4,463
Total other real estate	$3,034	$4,557

At June 30, 2022 and December 31, 2021, other real estate by geographic location consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Alabama	$84	$—
Mississippi (1)	2,950	4,557
Total other real estate	$3,034	$4,557
(1)
Mississippi includes Central and Southern Mississippi Regions.

At June 30, 2022, the balance of other real estate included $560 thousand of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $94 thousand at December 31, 2021. At June 30, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.7 million and $1.2 million, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance leases:
Amortization of right-of-use assets	$379	$387	$766	$771
Interest on lease liabilities	48	56	97	113
Operating lease cost	1,293	1,342	2,568	2,647
Short-term lease cost	98	110	230	229
Variable lease cost	323	311	634	618
Sublease income	(82)	(77)	(162)	(153)
Net lease cost	$2,059	$2,129	$4,133	$4,225

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Finance leases:
Operating cash flows included in operating activities	$97	$113
Financing cash flows included in payments under finance lease obligations	733	712
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	3,168	2,267
Operating cash flows (liability reduction) included in other operating activities, net	2,118	1,954

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Finance lease right-of-use assets, net of accumulated depreciation	$5,251	$6,017
Finance lease liabilities	5,730	6,464
Operating lease right-of-use assets	34,684	34,603
Operating lease liabilities	37,108	36,468

Weighted-average lease term:
Finance leases	8.51 years	8.37 years
Operating leases	9.37 years	9.25 years

Weighted-average discount rate:
Finance leases	3.35%	3.24%
Operating leases	2.87%	2.84%

At June 30, 2022, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$767	$2,474
2023	885	4,995
2024	572	5,001
2025	584	4,924
2026	589	4,733
Thereafter	3,279	20,205
Total minimum lease payments	6,676	42,332
Less imputed interest	(946)	(5,224)
Lease liabilities	$5,730	$37,108

Note 7 – Deposits

At June 30, 2022 and December 31, 2021, deposits consisted of the following ($ in thousands):

	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$4,509,472	$4,771,065
Interest-bearing demand	4,616,243	4,372,500
Savings	4,503,351	4,745,137
Time	1,141,102	1,198,458
Total	$14,770,168	$15,087,160

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $89.6 million and $252.4 million at June 30, 2022 and December 31, 2021, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. As of June 30, 2022, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$31,019	$167,310
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	991	1,475
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	22,267	24,528
Total securities sold under repurchase agreements	$54,277	$193,313

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net. There were no sales of other real estate properties, and therefore, no net gain or loss on the sales, during the three months ended June 30, 2022 compared to a net loss of $41 thousand for the three months ended June 30, 2021. Other real estate sales for the six months ended June 30, 2022 resulted in a net loss of $455 thousand compared to a net gain of $18 thousand for the six months ended June 30, 2021.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,205	$—	$10,205	$7,591	$—	$7,591
Bank card and other fees	8,665	1,490	10,155	8,519	(228)	8,291
Mortgage banking, net	—	8,149	8,149	—	17,333	17,333
Wealth management	181	—	181	2	—	2
Other, net	1,855	—	1,855	1,699	251	1,950
Total noninterest income	$20,906	$9,639	$30,545	$17,811	$17,356	$35,167

Wealth Management Segment
Service charges on deposit accounts	$21	$—	$21	$22	$—	$22
Bank card and other fees	12	—	12	10	—	10
Wealth management	8,921	—	8,921	8,944	—	8,944
Other, net	33	12	45	35	9	44
Total noninterest income	$8,987	$12	$8,999	$9,011	$9	$9,020

Insurance Segment
Insurance commissions	$13,702	$—	$13,702	$12,217	$—	$12,217
Other, net	7	—	7	7	—	7
Total noninterest income	$13,709	$—	$13,709	$12,224	$—	$12,224

Consolidated
Service charges on deposit accounts	$10,226	$—	$10,226	$7,613	$—	$7,613
Bank card and other fees	8,677	1,490	10,167	8,529	(228)	8,301
Mortgage banking, net	—	8,149	8,149	—	17,333	17,333
Insurance commissions	13,702	—	13,702	12,217	—	12,217
Wealth management	9,102	—	9,102	8,946	—	8,946
Other, net	1,895	12	1,907	1,741	260	2,001
Total noninterest income	$43,602	$9,651	$53,253	$39,046	$17,365	$56,411
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

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$19,636	$—	$19,636	$14,929	$—	$14,929
Bank card and other fees	16,082	2,505	18,587	15,703	2,052	17,755
Mortgage banking, net	—	18,022	18,022	—	38,137	38,137
Wealth management	205	—	205	20	—	20
Other, net	4,373	657	5,030	3,087	891	3,978
Total noninterest income	$40,296	$21,184	$61,480	$33,739	$41,080	$74,819

Wealth Management Segment
Service charges on deposit accounts	$41	$—	$41	$40	$—	$40
Bank card and other fees	22	—	22	18	—	18
Wealth management	17,951	—	17,951	17,342	—	17,342
Other, net	65	19	84	67	16	83
Total noninterest income	$18,079	$19	$18,098	$17,467	$16	$17,483

Insurance Segment
Insurance commissions	$27,791	$—	$27,791	$24,662	$—	$24,662
Other, net	(1)	—	(1)	30	—	30
Total noninterest income	$27,790	$—	$27,790	$24,692	$—	$24,692

Consolidated
Service charges on deposit accounts	$19,677	$—	$19,677	$14,969	$—	$14,969
Bank card and other fees	16,104	2,505	18,609	15,721	2,052	17,773
Mortgage banking, net	—	18,022	18,022	—	38,137	38,137
Insurance commissions	27,791	—	27,791	24,662	—	24,662
Wealth management	18,156	—	18,156	17,362	—	17,362
Other, net	4,437	676	5,113	3,184	907	4,091
Total noninterest income	$86,165	$21,203	$107,368	$75,898	$41,096	$116,994
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$29	$63	$58	$126
Interest cost	48	43	96	86
Expected return on plan assets	(30)	(32)	(60)	(65)
Recognized net actuarial loss	60	148	120	297
Net periodic benefit cost	$107	$222	$214	$444

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$18	$19	$36	$38
Interest cost	316	277	646	570
Amortization of prior service cost	27	28	55	56
Recognized net actuarial loss	244	295	499	601
Net periodic benefit cost	$605	$619	$1,236	$1,265

Note 11 – Stock and Incentive Compensation

Trustmark has granted stock and incentive compensation awards and units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. At June 30, 2022, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 999,231 shares.

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended June 30, 2022
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	154,849	334,064
Granted	—	23,232
Released from restriction	—	(790)
Forfeited	(3,093)	(1,797)
Nonvested shares, end of period	151,756	354,709

	Six Months Ended June 30, 2022
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	140,821	337,466
Granted	60,773	126,315
Released from restriction	(19,723)	(105,927)
Forfeited	(30,115)	(3,145)
Nonvested shares, end of period	151,756	354,709

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Performance awards and units	$406	$324	$535	$206
Time-vested awards and units	834	890	1,950	3,189
Total compensation expense	$1,240	$1,214	$2,485	$3,395

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At June 30, 2022 and 2021, Trustmark had unused commitments to extend credit of $5.103 billion and $4.803 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At June 30, 2022 and 2021, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $133.4 million and $132.2 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of June 30, 2022 and 2021, the fair value of collateral held was $37.7 million and $40.2 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of June 30, 2022 and December 31, 2021.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$34,517	$29,205	$35,623	$38,572
PCL, off-balance sheet credit exposures	(1,568)	4,528	(2,674)	(4,839)
Balance at end of period	$32,949	$33,733	$32,949	$33,733

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three and six months ended June 30, 2022 was primarily due to improvements in the macroeconomic forecasts. The increase in the ACL on off-balance sheet credit exposures for the second quarter of 2021 was primarily due to an increase in the off-balance sheet credit exposures as well as the implementation of the PD and LGD floors by portfolio. The decrease in the ACL on off-balance sheet credit exposures for the six months ended June 30, 2021 was primarily due to improvements of the overall economy and macroeconomic factors used to determine the necessary reserves for off-balance sheet credit exposures.

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

The parties to the action have agreed that the case is to be tried in the District Court for the Southern District of Texas. On March 25, 2021, the judge to whom the case is currently assigned in the District Court for the Northern District of Texas rescinded his previously-issued trial scheduling orders so that the Southern District of Texas could set scheduling for this case once the case has in fact been remanded. On January 19, 2022, the judge of the District Court for the Northern District of Texas to whom the case is currently assigned issued a recommendation to the Judicial Panel on Multidistrict Litigation (the Panel) that the case be remanded to the District Court for the Southern District of Texas in light of that judge’s determination with respect to the summary judgment motions that triable issues of fact exist. On January 21, 2022, the Panel approved the remand of the case to the District Court for the Southern District of Texas, and on January 28, 2022 the remand of the case became effective. On June 9, 2022, the court entered an order scheduling trial beginning February 27, 2023, which will be held as a jury trial in front of Judge Kenneth M. Hoyt of the District Court for the Southern District of Texas.

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
Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic shares	61,378	63,215	61,446	63,305
Dilutive shares	168	195	179	161
Diluted shares	61,546	63,410	61,625	63,466

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average antidilutive stock awards	69	1	—	77

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Income taxes paid	$1,058	$13,045
Interest expense paid on deposits and borrowings	8,940	13,815
Noncash transfers from loans to other real estate	456	382
Finance right-of-use assets resulting from lease liabilities	—	92
Operating right-of-use assets resulting from lease liabilities	2,892	4,278

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2021 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of June 30, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2022. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2022, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2022 and December 31, 2021 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At June 30, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,439,352	11.01%	7.00%	n/a
Trustmark National Bank	1,529,578	11.70%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,499,352	11.47%	8.50%	n/a
Trustmark National Bank	1,529,578	11.70%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,734,106	13.26%	10.50%	n/a
Trustmark National Bank	1,641,180	12.55%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,499,352	8.80%	4.00%	n/a
Trustmark National Bank	1,529,578	9.00%	4.00%	5.00%

At December 31, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,425,227	11.29%	7.00%	n/a
Trustmark National Bank	1,518,599	12.03%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,485,227	11.77%	8.50%	n/a
Trustmark National Bank	1,518,599	12.03%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,710,700	13.55%	10.50%	n/a
Trustmark National Bank	1,621,030	12.84%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,485,227	8.73%	4.00%	n/a
Trustmark National Bank	1,518,599	8.94%	4.00%	5.00%

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

On December 7, 2021, Trustmark's Board of Directors authorized a stock repurchase program effective January 1, 2022, under which $100.0 million of Trustmark's outstanding shares may be acquired through December 31, 2022. The repurchase program, which is subject to market conditions and management discretion, will continue to be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased approximately 263 thousand shares of its common stock valued at $7.5 million during the three months ended June 30, 2022. During the first six months of 2022, Trustmark repurchased approximately 542 thousand shares of its outstanding common stock valued at $16.6 million.

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

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(44,529)	$11,132	$(33,397)	$6,612	$(1,653)	$4,959
Change in net unrealized holding loss on securities transferred to held to maturity	(33,784)	8,446	(25,338)	736	(184)	552
Total securities available for sale and transferred securities	(78,313)	19,578	(58,735)	7,348	(1,837)	5,511
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	27	(6)	21	28	(7)	21
Change in net actuarial loss	304	(76)	228	443	(110)	333
Total pension and other postretirement benefit plans	331	(82)	249	471	(117)	354
Total other comprehensive income (loss)	$(77,982)	$19,496	$(58,486)	$7,819	$(1,954)	$5,865

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(200,200)	$50,050	$(150,150)	$(15,188)	$3,797	$(11,391)
Change in net unrealized holding loss on securities transferred to held to maturity	(33,251)	8,313	(24,938)	1,447	(362)	1,085
Total securities available for sale and transferred securities	(233,451)	58,363	(175,088)	(13,741)	3,435	(10,306)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	55	(14)	41	56	(14)	42
Change in net actuarial loss	619	(154)	465	898	(224)	674
Total pension and other postretirement benefit plans	674	(168)	506	954	(238)	716
Total other comprehensive income (loss)	$(232,777)	$58,195	$(174,582)	$(12,787)	$3,197	$(9,590)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$(17,774)	$(14,786)	$(32,560)
Other comprehensive income (loss) before reclassification	(175,088)	—	(175,088)
Amounts reclassified from accumulated other comprehensive income (loss)	—	506	506
Net other comprehensive income (loss)	(175,088)	506	(174,582)
Balance at June 30, 2022	$(192,862)	$(14,280)	$(207,142)

Balance at January 1, 2021	$17,331	$(18,382)	$(1,051)
Other comprehensive income (loss) before reclassification	(10,306)	—	(10,306)
Amounts reclassified from accumulated other comprehensive income (loss)	—	716	716
Net other comprehensive income (loss)	(10,306)	716	(9,590)
Balance at June 30, 2021	$7,025	$(17,666)	$(10,641)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the six months ended June 30, 2022 and the year ended December 31, 2021.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$419,696	$419,696	$—	$—
U.S. Government agency obligations	11,947	—	11,947	—
Obligations of states and political subdivisions	5,179	—	5,179	—
Mortgage-backed securities	2,207,542	—	2,207,542	—
Securities available for sale	2,644,364	419,696	2,224,668	—
LHFS	190,186	—	190,186	—
MSR	121,014	—	—	121,014
Other assets - derivatives	5,569	70	3,917	1,582
Other liabilities - derivatives	28,575	2,108	26,467	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$344,640	$344,640	$—	$—
U.S. Government agency obligations	13,727	—	13,727	—
Obligations of states and political subdivisions	5,714	—	5,714	—
Mortgage-backed securities	2,874,796	—	2,874,796	—
Securities available for sale	3,238,877	344,640	2,894,237	—
LHFS	275,706	—	275,706	—
MSR	87,687	—	—	87,687
Other assets - derivatives	24,809	2,794	20,156	1,859
Other liabilities - derivatives	4,677	414	4,263	—

The changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2022 and 2021 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	23,168	769
Additions	10,159	—
Sales	—	(1,046)
Balance, June 30, 2022	$121,014	$1,582

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2022	$30,759	$(411)

Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	(901)	5,857
Additions	15,201	—
Sales	—	(11,532)
Balance, June 30, 2021	$80,764	$3,885

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at June 30, 2021	$9,231	$2,592

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at June 30, 2022, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At June 30, 2022, Trustmark had outstanding balances of $42.6 million with a related ACL of $10.9 million in collateral-dependent LHFI, compared to outstanding balances of $44.4 million with a related ACL of $7.6 million in collateral-dependent LHFI at December 31, 2021. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $2.9 million were remeasured during the first six months of 2022, requiring write-downs of $871 thousand to reach their current fair values compared to $5.3 million of foreclosed assets that were remeasured during the first six months of 2021, requiring write-downs of $268 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at June 30, 2022 and December 31, 2021, are as follows ($ in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$742,461	$742,461	$2,266,829	$2,266,829
Securities held to maturity	1,137,754	1,102,459	342,537	353,511
Level 3 Inputs:
Net LHFI and PPP loans	10,854,249	10,746,795	10,181,708	10,123,379

Financial Liabilities:
Level 2 Inputs:
Deposits	14,770,168	14,749,561	15,087,160	15,084,440
Federal funds purchased and securities sold under repurchase agreements	70,157	70,157	238,577	238,577
Other borrowings	72,553	72,547	91,025	91,022
Subordinated notes	123,152	117,813	123,042	128,438
Junior subordinated debt securities	61,856	48,248	61,856	49,485

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and six months ended June 30, 2022, a net gain of $3.3 million and a net loss of $2.3 million, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net gain of $2.3 million and a net loss of $8.3 million for the three and six months ended June 30, 2021, respectively. Interest and fees on LHFS and LHFI for the three and six months ended June 30, 2022 included $1.9 million and $3.2 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.7 million and $3.8 million for the three and six months ended June 30, 2021, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $66.7 million and $84.5 million at June 30, 2022 and December 31, 2021, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Fair value of LHFS	$123,452	$191,242
LHFS contractual principal outstanding	121,536	186,535
Fair value less unpaid principal	$1,916	$4,707

Note 17 – Derivative Financial Instruments

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $209.0 million at June 30, 2022 compared to $409.5 million at December 31, 2021. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $632 thousand and a net positive ineffectiveness $1.3 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the impact was a net positive ineffectiveness of $374 thousand and $1.5 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $182.5 million at June 30, 2022, with a negative valuation adjustment of $194 thousand, compared to $236.0 million, with a negative valuation adjustment of $81 thousand, at December 31, 2021.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $127.1 million at June 30, 2022, with a positive valuation adjustment of $1.6 million, compared to $142.6 million, with a positive valuation adjustment of $1.9 million, at December 31, 2021.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At June 30, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.255 billion related to this program, compared to $1.225 billion at December 31, 2021.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At June 30, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to a termination value of $655 thousand at December 31, 2021. At June 30, 2022, Trustmark had posted collateral of $40 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $50.9 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At June 30, 2022, Trustmark had entered into twenty-five risk participation agreements as a guarantor with an aggregate notional amount of $206.8 million compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2022 and December 31, 2021.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at June 30, 2022 and December 31, 2021 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$70	$438
OTC written options (rate locks) included in other assets	1,582	1,859
Futures contracts included in other assets	—	2,356
Interest rate swaps included in other assets (1)	3,898	20,115
Credit risk participation agreements included in other assets	19	41
Futures contracts included in other liabilities	1,428	—
Forward contracts included in other liabilities	194	81
Exchange traded written options included in other liabilities	680	414
Interest rate swaps included in other liabilities (1)	26,257	4,144
Credit risk participation agreements included in other liabilities	16	38

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(13,258)	$(1,614)	$(30,776)	$(10,812)
Amount of gain (loss) recognized in bank card and other fees	(87)	(667)	322	935

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of June 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$3,898	$—	$3,898	$(1,059)	$—	$2,839

Offsetting of Derivative Liabilities
As of June 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$26,257	$—	$26,257	$(1,059)	$(40)	$25,158

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$20,115	$—	$20,115	$(55)	$—	$20,060

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,144	$—	$4,144	$(55)	$(850)	$3,239

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General Banking
Net interest income	$111,352	$118,169	$209,343	$219,277
Provision for credit losses	1,149	540	(810)	(19,326)
Noninterest income	30,545	35,167	61,480	74,819
Noninterest expense	106,352	102,199	209,685	206,163
Income before income taxes	34,396	50,597	61,948	107,259
Income taxes	5,074	7,137	8,175	15,260
General banking net income	$29,322	$43,460	$53,773	$91,999
Selected Financial Information
Total assets	$16,661,715	$16,716,574	$16,661,715	$16,716,574
Depreciation and amortization	$9,995	$11,046	$20,171	$21,910

Wealth Management
Net interest income	$1,326	$1,256	$2,682	$2,487
Provision for credit losses	(1)	(3)	(8)	(5)
Noninterest income	8,999	9,020	18,098	17,483
Noninterest expense	8,131	7,749	16,413	15,943
Income before income taxes	2,195	2,530	4,375	4,032
Income taxes	548	633	1,094	1,009
Wealth management net income	$1,647	$1,897	$3,281	$3,023
Selected Financial Information
Total assets	$199,752	$299,275	$199,752	$299,275
Depreciation and amortization	$73	$66	$146	$134

Insurance
Net interest income	$(2)	$(2)	$(5)	$(5)
Noninterest income	13,709	12,224	27,790	24,692
Noninterest expense	9,284	8,731	19,188	18,121
Income before income taxes	4,423	3,491	8,597	6,566
Income taxes	1,108	867	2,156	1,645
Insurance net income	$3,315	$2,624	$6,441	$4,921
Selected Financial Information
Total assets	$90,043	$82,283	$90,043	$82,283
Depreciation and amortization	$176	$190	$368	$384

Consolidated
Net interest income	$112,676	$119,423	$212,020	$221,759
Provision for credit losses	1,148	537	(818)	(19,331)
Noninterest income	53,253	56,411	107,368	116,994
Noninterest expense	123,767	118,679	245,286	240,227
Income before income taxes	41,014	56,618	74,920	117,857
Income taxes	6,730	8,637	11,425	17,914
Consolidated net income	$34,284	$47,981	$63,495	$99,943
Selected Financial Information
Total assets	$16,951,510	$17,098,132	$16,951,510	$17,098,132
Depreciation and amortization	$10,244	$11,302	$20,685	$22,428

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

Pending Accounting Pronouncements

ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Trouble Debt Restructurings and Vintage Disclosures.” Issued in March 2022, ASU 2022-02 seeks to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. In regard to troubled debt restructurings (TDRs) by creditors, investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information. The amendments of ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in FASB ASC Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” as it is no longer meaningful due to the implementation of FASB ASC Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Therefore, most losses that would have been realized for a TDR under FASB ASC Subtopic 310-40 are now captured by the accounting required under FASB ASC Topic 326. The amendments of ASU 2022-02 also enhanced disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders also noted inconsistency in the requirement for a public business entity (PBE) to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in certain vintage disclosures. Financial statement users expressed that, in addition to the existing vintage disclosures in FASB ASC Topic 326, information about gross write-offs by year of origination would be helpful in understanding credit quality changes in an entity’s loan portfolio and underwriting performance. For PBEs, the amendments of ASU 2022-02 require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” For write-offs associated with origination dates that are more than five annual periods before the reporting period, an entity may present aggregate amounts in the current period for financing receivables and net investment in leases. The amendments of ASU 2022-02 are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 for entities that have already adopted the amendments of ASU 2016-13. Early adoption is permitted, provided that an entity has adopted ASU 2016-13. If an entity elects to early adopt the amendments of this ASU during an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. In addition, an entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. Trustmark intends to adopt the amendments of ASU 2022-02 as of January 1, 2023. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures, and, therefore, adoption of ASU 2022-02 is not expected to have a material impact on Trustmark’s consolidated financial statements or results of operations.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At June 30, 2022, TNB had total assets of $16.949 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 177 offices and 2,727 full-time equivalent associates (measured at June 30, 2022) located in the states of Alabama (includes the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 (2021 Annual Report).

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years, and remains focused on providing support, advice and solutions to meet its customers’ unique needs. Trustmark produced strong financial results for the three and six months ended June 30, 2022 reflected by significant loan growth in loans held for investment (LHFI) of $547.7 million, or 5.3%, and $697.0 million, or 6.8%, respectively, expansion of the net interest margin, consistent performance from its fee businesses and solid credit quality and disciplined expense management. Trustmark remains focused on expanding customer relationships, which was reflected in the solid performance of its banking, insurance and wealth management businesses in the first six months of 2022.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable September 15, 2022, to shareholders of record on September 1, 2022.

Recent Economic and Industry Developments

Economic activity continued to improve during the first six months of 2022 as COVID-19 cases declined across the United States and restrictions were lifted; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the long-term effectiveness of the COVID-19 vaccine and the potential economic impact of recent geopolitical developments, such as Russia's invasion of Ukraine and COVID-19 lockdowns in China. Inflation has become elevated, reflecting supply and demand imbalances related to the pandemic, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates have begun to rise during 2022 after an extended period at historical lows. In March 2022, the FRB raised the target federal funds rate for the first time in three years to a range of 0.25% to 0.50%. The FRB raised the target federal funds rate again in May 2022 to a range of 0.75% to 1.00% and in June 2022 to a range of 1.50% to 1.75% and signaled the possibility of additional rate increases throughout 2022. In addition, the FRB increased the interest that it pays on reserves from 0.10% to 0.40% in March 2022, to 0.90% in May 2022 and to 1.65% in June 2022. The prolonged period of reduced interest rates has had and may continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark. Additionally, as interest rates increase, so will competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the July 2022 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from May 23, 2022 through July 6, 2022) expanded at a modest pace; however, several Districts noted growing signs of a slowdown in demand, and some Districts noted concerns over an increased risk of a recession. Reports by the twelve Federal Reserve Districts (Districts) noted the following during the reporting period:

•
Consumer spending moderated as higher food and gas prices diminished households' discretionary income. New auto sales remained sluggish across most Districts due to continued low inventory levels. Hospitality and tourism contacts cited healthy leisure travel activity with some noting an increase in business and group travel.
•
Housing demand weakened noticeably as growing concerns about affordability contributed to non-seasonal declines in sales, resulting in a slight increase in inventory and more moderate price appreciation. Commercial real estate conditions slowed.
•
Loan demand was mixed across most Districts; some financial institutions reported increased customer usage of revolving credit lines, while others reported weakening residential loan demand amid higher mortgage interest rates.
•
While demand for energy products was robust and oil and gas drilling activity picked up, production remained constrained by labor availability and supply chain bottlenecks for critical components.
•
Employment continued to rise at a modest to moderate pace and conditions remained tight overall. Nearly all Districts noted modest improvements in labor availability amid weaker demand for workers, particularly among manufacturing and construction contacts. Most Districts continue to report wage growth.
•
Substantial price increases were reported across all Districts, at all stages of consumption, though some noted moderation in prices for construction inputs such as lumber and steel. Increases in food, commodities and energy (particularly fuel) costs remained significant. While several Districts noted concerns about slowing future demand, on balance, pricing power was steady, and some sectors, such as travel and hospitality, were successful in passing through sizable price increases to customers with little to no pushback. Most contacts expect pricing pressures to persist at least through the end of the year.
•
The outlook for future economic growth was mostly negative among Districts, with contacts noting expectations for further weakening of demand over the next six to twelve months.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve's Sixth District also reported that deposit growth slowed at financial institutions, but demand for loans increased. The Federal Reserve's Sixth District also noted that conditions at financial institutions were steady as loan growth improved, with consumer lending experiencing the strongest growth among loan portfolios, and deposit balances were flat. The Federal Reserve's Eighth District noted that supply chain bottlenecks remain a key issue across industries, with shortages and delays affecting availability of key inputs. The Federal Reserve’s Eleventh District also reported that outlooks were mostly negative, and uncertainty surged, with contacts voicing concern about slowing future demand and increased risk of a recession stemming from high prices, supply-side constraints, weakening consumer sentiment and rising interest rates.

Financial Highlights

Trustmark reported net income of $34.3 million, or basic and diluted earnings per share (EPS) of $0.56, in the second quarter of 2022, compared to $48.0 million, or basic and diluted EPS of $0.76, in the second quarter of 2021. Trustmark’s reported performance during the quarter ended June 30, 2022 produced a return on average tangible equity of 11.36%, a return on average assets of 0.79%, an average equity to average assets ratio of 9.24% and a dividend payout ratio of 41.07%, compared to a return on average tangible equity of 13.96%, a return on average assets of 1.13%, an average equity to average assets ratio of 10.46% and a dividend payout ratio of 30.26% during the quarter ended June 30, 2021.

Trustmark report net income of $63.5 million, or basic and diluted EPS of $1.03, for the first six months of 2022, compared to $99.9 million, or basic and diluted EPS of $1.58 and $1.57, respectively, for the same time period in 2021. Trustmark's reported performance for the six months ended June 30, 2022 produced a return on average tangible equity of 10.16%, a return on average assets of 0.73%, an average equity to average assets ratio of 9.51% and a dividend payout ratio of 44.66%, compared to a return on average tangible equity of 14.75%, a return on average assets of 1.20%, an average equity to average assets ratio of 10.50% and a dividend payout ratio of 29.11% for the six months ended June 30, 2021.

Total revenue, which is defined as net interest income plus noninterest income, for the three and six months ended June 30, 2022 was $165.9 million and $319.4 million, respectively, a decrease of $9.9 million, or 5.6%, and $19.4 million, or 5.7%, respectively, when compared to the same time periods in 2021. The decrease in total revenue for the three and six months ended June 30, 2022 when compared to the same time periods in 2021, resulted from declines in both net interest income, primarily due to the decline in interest and fees on Paycheck Protection Plan (PPP) loans, and noninterest income, primarily due to a decline in mortgage banking, net. These factors are discussed in further detail below.

Net interest income for the three and six months ended June 30, 2022 totaled $112.7 million and $212.0 million, respectively, a decrease of $6.7 million, or 5.6%, and $9.7 million, or 4.4%, respectively, when compared to the same time periods in 2021. Interest income totaled $117.2 million and $220.9 million for the three and six months ended June 20, 2022, respectively, a decrease of $8.7 million, or 6.9%, and $14.5 million, or 6.2%, respectively, when compared to the same time periods in 2021, principally due to a decline in interest and fees on PPP loans, primarily due to PPP loans forgiven by the U.S. Small Business Administration (SBA) as well as the PPP loans sold during the second quarter of 2021, partially offset by increases in interest and fees on loans held for sale (LHFS) and LHFI primarily due to loan growth and rising interest rates, interest on securities primarily due to securities purchased and other interest income primarily due to an increase in the rate paid by the Federal Reserve Bank of Atlanta (FRBA) on reserves. Interest expense totaled $4.5 million and $8.9 million for the three and six months ended June 30, 2022, respectively, a decrease of $2.0 million, or 30.7%, and $4.8 million, or 34.9%, respectively, when compared to the same time periods in 2021, principally due to the decline in interest on deposits as a result of lower interest rates and a decrease in the average balances of time deposits.

Noninterest income for the three months ended June 30, 2022 totaled $53.3 million, a decrease of $3.2 million, or 5.6%, when compared to the same time period in 2021, primarily due to a decline in mortgage banking, net, partially offset by increases in service charges on deposit accounts, bank card and other fees and insurance commissions. Mortgage banking, net totaled $8.1 million for the three months ended June 30, 2022, a decrease of $9.2 million, or 53.0%, when compared to the same time period in 2021, principally due to a decline in the gain on sales of loans, net. Service charges on deposit accounts totaled $10.2 million for the second quarter of 2022, an increase of $2.6 million, or 34.3%, when compared to the same time period in 2021 principally due to increases in the amount of non-sufficient funds (NSF) and overdraft occurrences on consumer interest checking accounts and service charges on consumer interest checking accounts and demand deposit accounts (DDAs), primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns. Bank card and other fees totaled $10.2 million for the second quarter of 2022, an increase of $1.9 million, or 22.5%, when compared to the same time period in 2021 principally due to an increase in customer derivative revenue. Insurance commissions totaled $13.7 million for the three months ended June 30, 2022, an increase of $1.5 million, or 12.2%, when compared to the same time period in 2021, principally due to growth in commissions from commercial property and casualty business.

Noninterest income for the six months ended June 30, 2022 totaled $107.4 million, a decrease of $9.6 million, or 8.2%, when compared to the same time period in 2021, principally due to a decline in mortgage banking, net, partially offset by increases in service charges on deposit accounts, insurance commissions and other income, net. Mortgage banking, net totaled $18.0 million for the six months ended June 30, 2022, a decrease of $20.1 million, or 52.7%, when compared to the same time period in 2021, principally due to a decline in the gain on sales of loans, net. Service charges on deposit accounts totaled $19.7 million for the first six months of 2022, an increase of $4.7 million, or 31.5%, when compared to the same time period in 2021 principally due to increases in the amount of NSF and overdraft occurrences on consumer interest checking accounts and DDAs and service charges on consumer interest checking accounts. Insurance commissions totaled $27.8 million for the six months ended June 30, 2022, an increase of $3.1 million, or 12.7%, when compared to the same time period in 2021, principally due to growth in commissions from commercial property and casualty business and other commission income. Other income, net totaled $5.1 million for the first six months of 2022, an increase of $1.0 million, or 25.0%, when compared to the same time period in 2021, principally due to gains on the sale of two closed bank branch locations and a decrease in the amortization of investments in tax credit partnerships.

Noninterest expense for the three and six months ended June 30, 2022 totaled $123.8 million and $245.3 million, respectively, an increase of $5.1 million, or 4.3%, and $5.1 million, or 2.1%, respectively, when compared to the same time periods in 2021. The increase in noninterest expense for the second quarter of 2022 was principally due to increases in services and fees and salaries and employee benefits. The increase in noninterest expense for the first six months of 2022 was principally due to an increase in services and fees. Services and fees totaled $24.5 million and $49.0 million for the three and six months ended June 30, 2022, respectively, an increase of $2.8 million, or 12.7%, and $4.7 million, or 10.7%, respectively, when compared to the same time periods in 2021. The increase in services and fees for the second quarter of 2022 was primarily due to increases in other services and fees, software licenses and business processing outsourcing fees related to transaction processing. The increase in services and fees for the first six months of 2022 was principally due to increases in other services and fees, software licenses and business processing outsourcing fees related to transaction processing, partially offset by a decline in legal expenses. Salaries and employee benefits totaled $71.7 million for the three months ended June 30, 2022, an increase of $1.6 million, or 2.2%, when compared to the same time period in 2021, principally due to increases in commission expense related to improved insurance production and salaries expense as a result of general merit increases.

Trustmark’s provision for credit losses (PCL) on LHFI for the three and six months ended June 30, 2022 totaled $2.7 million and $1.9 million, respectively, an increase of $6.7 million and $16.3 million, respectively, when compared to the same time periods in 2021. The PCL on LHFI for the second quarter of 2022 was primarily driven by reserves related to loan growth and the nature and volume of the portfolio, partially offset by improvements in macroeconomic forecasts. The PCL on LHFI for the first six months of 2022 primarily reflected an increase in required reserves as a result of loan growth and specific reserves on individually analyzed LHFI, partially offset by improvements in the macroeconomic forecasts and credit quality. The PCL on off-balance sheet credit exposures totaled a negative $1.6 million and a negative $2.7 million for the three and six months ended June 30, 2022, respectively, a decrease of $6.1 million and an increase of $2.2 million, respectively, when compared to the same time periods in 2021. The negative PCL on off-balance sheet credit exposures for the second quarter of 2022 was primarily driven by improvements in macroeconomic forecasts. The negative PCL on off-balance sheet credit exposures for the first six months of 2022 primarily reflected a decline in required reserves as a result of decreases in the unfunded balances and changes in the total reserve rate used in the calculation of the allowance for credit losses (ACL) on off-balance sheet credit exposures. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At June 30, 2022, nonperforming assets totaled $65.1 million, a decrease of $2.2 million, or 3.2%, compared to December 31, 2021, as a result of declines in other real estate and nonaccrual loans. Nonaccrual LHFI totaled $62.1 million at June 30, 2022, a decrease of $646 thousand, or 1.0%, relative to December 31, 2021, primarily due to reductions and pay-offs of nonaccrual loans in the Alabama, Mississippi and Texas market regions, which were largely offset by commercial credits placed on nonaccrual status in the Texas and Mississippi market regions. Other real estate totaled $3.0 million at June 30, 2022, a decline of $1.5 million, or 33.4%, compared to December 31, 2021, principally due to properties sold in the Mississippi market region.

LHFI totaled $10.945 billion at June 30, 2022, an increase of $697.0 million, or 6.8%, compared to December 31, 2021. The increase in LHFI during the first six months of 2022 was primarily due to net growth in LHFI secured by real estate primarily in the Mississippi and Alabama market regions as well as growth in commercial and industrial LHFI in the Mississippi and Alabama market regions partially offset by a decline in commercial and industrial LHFI in the Tennessee market region. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.770 billion at June 30, 2022, a decrease of $317.0 million, or 2.1%, compared to December 31, 2021. During the first six months of 2022, noninterest-bearing deposits decreased $261.6 million, or 5.5%, reflecting declines in consumer and public DDAs partially offset by an increase in commercial DDAs. Interest-bearing deposits decreased $55.4 million, or 0.5%, during the first six months of 2022, primarily due to a decline in public interest checking accounts partially offset by growth in consumer interest checking accounts.

Recent Legislative and Regulatory Developments

On June 21, 2022, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The proposed assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. If the proposed rule is finalized as proposed, the FDIC insurance costs of insured depository institutions, including TNB, would generally increase.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Income
Total interest income	$117,184	$125,925	$220,897	$235,397
Total interest expense	4,508	6,502	8,877	13,638
Net interest income	112,676	119,423	212,020	221,759
Provision for credit losses (PCL), LHFI	2,716	(3,991)	1,856	(14,492)
PCL, off-balance sheet credit exposures	(1,568)	4,528	(2,674)	(4,839)
Noninterest income	53,253	56,411	107,368	116,994
Noninterest expense	123,767	118,679	245,286	240,227
Income before income taxes	41,014	56,618	74,920	117,857
Income taxes	6,730	8,637	11,425	17,914
Net Income	$34,284	$47,981	$63,495	$99,943

Total Revenue (1)	$165,929	$175,834	$319,388	$338,753

Per Share Data
Basic EPS	$0.56	$0.76	$1.03	$1.58
Diluted EPS	0.56	0.76	1.03	1.57
Cash dividends per share	0.23	0.23	0.46	0.46

Performance Ratios
Return on average equity	8.55%	10.81%	7.71%	11.39%
Return on average tangible equity	11.36%	13.96%	10.16%	14.75%
Return on average assets	0.79%	1.13%	0.73%	1.20%
Average equity / average assets	9.24%	10.46%	9.51%	10.50%
Net interest margin (fully taxable equivalent)	2.90%	3.16%	2.74%	2.99%
Dividend payout ratio	41.07%	30.26%	44.66%	29.11%

Credit Quality Ratios (2)
Net charge-offs (recoveries) / average loans	-0.06%	0.05%	-0.03%	-0.02%
PCL, LHFI / average loans	0.10%	-0.16%	0.03%	-0.28%
Nonaccrual LHFI / (LHFI + LHFS)	0.56%	0.49%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.58%	0.58%
ACL LHFI / LHFI	0.94%	1.02%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)
Excludes PPP loans.

	June 30,
	2022	2021
Consolidated Balance Sheets
Total assets	$16,951,510	$17,098,132
Securities	3,782,118	2,981,751
Total loans (LHFI + LHFS)	11,135,026	10,485,001
Deposits	14,770,168	14,632,084
Total shareholders' equity	1,586,696	1,779,309

Stock Performance
Market value - close	$29.19	$30.80
Book value	25.93	28.35
Tangible book value	19.58	22.13

Capital Ratios
Total equity / total assets	9.36%	10.41%
Tangible equity / tangible assets	7.23%	8.31%
Tangible equity / risk-weighted assets	9.16%	11.33%
Tier 1 leverage ratio	8.80%	9.00%
Common equity Tier 1 risk-based capital ratio	11.01%	11.76%
Tier 1 risk-based capital ratio	11.47%	12.25%
Total risk-based capital ratio	13.26%	14.10%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,608,309	$1,780,705	$1,660,739	$1,770,087
Less: Goodwill		(384,237)	(384,237)	(384,237)	(384,694)
Identifiable intangible assets		(4,436)	(6,442)	(4,656)	(6,778)
Total average tangible equity		$1,219,636	$1,390,026	$1,271,846	$1,378,615

PERIOD END BALANCES
Total shareholders' equity		$1,586,696	$1,779,309
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(4,264)	(6,170)
Total tangible equity	(a)	$1,198,195	$1,388,902

TANGIBLE ASSETS
Total assets		$16,951,510	$17,098,132
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(4,264)	(6,170)
Total tangible assets	(b)	$16,563,009	$16,707,725
Risk-weighted assets	(c)	$13,076,981	$12,256,492

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$34,284	$47,981	$63,495	$99,943
Plus: Intangible amortization net of tax		246	415	608	915
Net income adjusted for intangible amortization		$34,530	$48,396	$64,103	$100,858
Period end shares outstanding	(d)	61,201,123	62,773,226

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		11.36%	13.96%	10.16%	14.75%
Tangible equity/tangible assets	(a)/(b)	7.23%	8.31%
Tangible equity/risk-weighted assets	(a)/(c)	9.16%	11.33%
Tangible book value	(a)/(d)*1,000	$19.58	$22.13

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,586,696	$1,779,309
CECL transitional adjustment		19,500	26,671
AOCI-related adjustments		207,142	10,641
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,229)	(370,276)
Other adjustments and deductions for CET1 (2)		(3,757)	(5,243)
CET1 capital	(e)	1,439,352	1,441,102
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,499,352	$1,501,102

Common equity Tier 1 risk-based capital ratio	(e)/(c)	11.01%	11.76%
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

Net interest income-FTE for the three and six months ended June 30, 2022 decreased $6.8 million, or 5.5%, and $9.7 million, or 4.2%, respectively, when compared with the same time periods in 2021, principally due to declines in interest and fees on PPP loans, partially offset by increases in interest and fees on LHFS and LHFI, taxable interest on securities and other interest income as well as a decline in interest on deposits. The net interest margin-FTE for the three and six months ended June 30, 2022 decreased 26 basis points to 2.90% and 25 basis points to 2.74%, respectively, when compared to the same time periods in 2021. The net interest margin excluding PPP loans and the balance held at the FRBA, which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the FRBA balance, was 3.06% and 2.97% for the three and six months ended June 30, 2022, respectively, an increase of 12 basis points and 1 basis point, respectively, when compared to the same time periods in 2021. The increase in the net interest margin excluding PPP loans and the balance held at the FRBA for the three and six months ended June 30, 2022 compared to the same time periods in 2021, was principally due to increases in the yield on the LHFS and LHFI and securities portfolios and lower costs of interest-bearing deposits.

At June 30, 2022, Trustmark had PPP loans outstanding totaling $12.5 million, net of deferred fees and costs of $259 thousand, compared to $166.1 million, net of $2.1 million of deferred fees and costs, at June 30, 2021. Processing fees earned by TNB as the originating lender are being amortized over the life of the loans. Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the first six months of 2022, PPP loans totaling $21.0 million were forgiven by the SBA. During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding PPP loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which was included in net interest income-FTE for the quarter ended June 30, 2021. In addition, PPP loans totaling $605.5 million were forgiven by the SBA during 2021. Average PPP loans for the three and six months ended June 30, 2022 totaled $17.7 million and $23.3 million, respectively, a decrease of $630.5 million, or 97.3%, and $600.0 million, or 96.3%, respectively, when compared to the same time periods in 2021. Interest and fees on PPP loans for the three and six months ended June 30, 2022 decreased $25.4 million, or 99.3%, and $34.4 million, or 99.0%, respectively, when compared to the same time periods in 2021. The yield on PPP loans for the three and six months ended June 30, 2022 decreased to 4.16% and 3.04%, respectively, compared to 15.81% and 11.26%, respectively, for the three and six months ended June 30, 2021.

The average FRBA balance, included in other earning assets, for the three and six months ended June 30, 2022 totaled $1.077 billion and $1.416 billion, respectively, a decrease of $622.8 million, or 36.6%, and $243.7 million, or 14.7%, respectively, when compared to the same time periods in 2021, principally due to purchases of securities and growth in LHFI as well as the decline in deposits. Interest earned on FRBA balances increased $1.5 million and $1.8 million, respectively, when the three and six months ended June 30, 2022 are compared to the same time period in 2021. The yield on the FRBA balance was 0.71% and 0.37% for the three and six months ended June 30, 2022, respectively, an increase of 62 basis points and 28 basis points, respectively, when compared to the same time periods in 2021, reflecting increases in the interest rate that the FRBA pays on reserves beginning in the third quarter of 2021.

Average interest-earning assets for the three and six months ended June 30, 2022 were $15.984 billion and $16.022 billion compared to $15.512 billion and $15.356 billion for the same time periods in 2021, an increase of $472.0 million, or 3.0%, and $665.5 million, or 4.3%, principally due to increases in average securities and average loans (LHFS and LHFI), partially offset by declines in average PPP loans and average other earning assets. Average securities increased $1.119 billion, or 40.0%, and $1.086 billion, or 40.1%, respectively, when the three and six months ended June 30, 2022 are compared to the same time periods in 2021 primarily due to purchases of securities, partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities and a decline in the fair market value of the securities available for sale. Average loans (LHFS and LHFI) increased $594.3 million, or 5.8%, and $415.3 million, or 4.0%, when the three and six months ended June 30, 2022 are compared to the same time periods in 2021 reflecting an increase in the average balance of the LHFI portfolio of $735.4 million, or 7.4%, and $590.1 million, or 6.0%, respectively, partially offset by a decrease in the average balance of the LHFS portfolio of $141.2 million, or 40.7%, and $174.8 million, or 43.8%, respectively. The increase in the LHFI portfolio was principally due to net growth in LHFI secured by real estate and commercial and industrial LHFI. The decrease in the LHFS portfolio was principally due to Trustmark's decision during 2021 to retain certain mortgage loans in its LHFI portfolio. Average other earning assets decreased $611.1 million, or 34.9%, and $235.7 million, or 13.8%, respectively, when the three and six months ended June 30, 2022 are compared to the same time period in 2021, was primarily due to the decrease in excess reserves held at the FRBA.

Interest income-FTE for the three and six months ended June 30, 2022 totaled $120.1 million and $226.8 million, respectively, a decrease of $8.8 million, or 6.8%, and $14.4 million, or 6.0%, respectively, while the yield on total earning assets declined 32 basis points to 3.01% and 2.85%, respectively, when compared to the same time periods in 2021. Interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and six months ended June 30, 2022 increased $15.1 million, or 14.6%, and $18.2 million, or 8.8%, respectively, while the yield on total earning assets excluding PPP loans and the balance held at the FRBA increased 4 basis points to 3.18% and decreased 7 basis points to 3.10%, respectively, when compared to the same time periods in 2021. The increase in interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and six months ended June 30, 2022 was primarily due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable. During the three and six months ended June 30, 2022, interest and fees on LHFS and LHFI-FTE increased $9.3 million, or 10.0%, and $9.2 million, or 4.9%, respectively, while the yield on LHFS and LHFI increased 15 basis points to 3.79% and 3 basis points to 3.69%, respectively, when compared to the same time periods in 2021, primarily due to the higher interest rate environment during the first six months of 2022. During the three and six months ended June 30, 2022, interest on securities-taxable increased $5.6 million, or 62.0%, and $9.0 million, or 50.1%, respectively, while the yield on securities-taxable increased 20 basis points to 1.50% and 9 basis points to 1.44%, respectively, when compared to the same time periods in 2021, primarily due to purchases of taxable securities and the higher interest rate environment during the first six months of 2022.

Average interest-bearing liabilities for the three months ended June 30, 2022 totaled $10.760 billion compared to $10.478 billion for the same time period in 2021, an increase of $282.6 million, or 2.7%. Average interest-bearing liabilities for the first six months of 2022 totaled $10.830 billion compared to $10.386 billion for the same time period in 2021, an increase of $444.7 million, or 4.3%. The increase in average interest-bearing liabilities when the three and six months ended June 30, 2022 are compared to the same time periods in 2021 was primarily the result of the increase in average interest-bearing deposits. Average interest-bearing deposits for the three and six months ended June 30, 2022 increased $390.2 million, or 3.9%, and $513.9 million, or 5.2%, respectively, when compared to the same time periods in 2021, reflecting growth in average interest-bearing demand deposits and savings deposits partially offset by declines in average time deposits.

Interest expense for the three and six months ended June 30, 2022 totaled $4.5 million and $8.9 million, respectively, a decrease of $2.0 million, or 30.7%, and $4.8 million, or 34.9%, respectively, when compared with the same time periods in 2021, while the rate on total interest-bearing liabilities decreased 8 basis points and 9 basis points, respectively, to 0.17%, primarily due to a decline in interest on deposits. Interest on deposits for the three and six months ended June 30, 2022 decreased $1.9 million, or 40.1%, and $4.3 million, or 43.8%, respectively, while the rate on interest-bearing deposits decreased 8 basis points and 9 basis points, respectively, to 0.11%, when compared to the same time periods in 2021, primarily due to lower interest rates and the decline in average balances of time deposits.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended June 30,
	2022			2021

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$110	$1	3.65%	$55	$—	—
Securities - taxable	3,905,963	14,561	1.50%	2,781,350	8,991	1.30%
Securities - nontaxable	10,740	107	4.00%	16,132	149	3.70%
PPP Loans	17,746	184	4.16%	648,222	25,555	15.81%
Loans (LHFS and LHFI)	10,910,178	103,033	3.79%	10,315,927	93,698	3.64%
Other earning assets	1,139,312	2,214	0.78%	1,750,385	489	0.11%
Total interest-earning assets	15,984,049	120,100	3.01%	15,512,071	128,882	3.33%
Other assets	1,513,127			1,622,388
Allowance for credit losses, LHFI	(99,106)			(112,346)
Total Assets	$17,398,070			$17,022,113

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,376,149	2,774	0.11%	$9,985,986	4,630	0.19%
Federal funds purchased and securities sold under repurchase agreements	118,753	70	0.24%	174,620	59	0.14%
Other borrowings	265,255	1,664	2.52%	316,952	1,813	2.29%
Total interest-bearing liabilities	10,760,157	4,508	0.17%	10,477,558	6,502	0.25%
Noninterest-bearing demand deposits	4,590,338			4,512,268
Other liabilities	439,266			251,582
Shareholders' equity	1,608,309			1,780,705
Total Liabilities and Shareholders' Equity	$17,398,070			$17,022,113

Net Interest Margin		115,592	2.90%		122,380	3.16%

Less tax equivalent adjustment		2,916			2,957
Net Interest Margin per Consolidated Statements of Income		$112,676			$119,423

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$83	$1	2.43%	$95	$—	—
Securities - taxable	3,781,847	26,918	1.44%	2,684,886	17,929	1.35%
Securities - nontaxable	11,592	229	3.98%	22,660	439	3.91%
PPP Loans	23,346	352	3.04%	623,319	34,796	11.26%
Loans (LHFS and LHFI)	10,731,438	196,285	3.69%	10,316,122	187,092	3.66%
Other earning assets	1,473,655	3,031	0.41%	1,709,373	992	0.12%
Total interest-earning assets	16,021,961	226,816	2.85%	15,356,455	241,248	3.17%
Other assets	1,531,884			1,611,877
Allowance for credit losses, LHFI	(99,247)			(115,932)
Total Assets	$17,454,598			$16,852,400

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,394,769	5,534	0.11%	$9,880,836	9,853	0.20%
Federal funds purchased and securities sold under repurchase agreements	165,122	140	0.17%	170,786	115	0.14%
Other borrowings	270,602	3,203	2.39%	334,209	3,670	2.21%
Total interest-bearing liabilities	10,830,493	8,877	0.17%	10,385,831	13,638	0.26%
Noninterest-bearing demand deposits	4,595,693			4,438,324
Other liabilities	367,673			258,158
Shareholders' equity	1,660,739			1,770,087
Total Liabilities and Shareholders' Equity	$17,454,598			$16,852,400

Net Interest Margin		217,939	2.74%		227,610	2.99%

Less tax equivalent adjustment		5,919			5,851
Net Interest Margin per Consolidated Statements of Income		$212,020			$221,759
Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $2.7 million and $1.9 million for the three and six months ended June 30, 2022, respectively, compared to a negative $4.0 and a negative $14.5 million, respectively, for the same time periods in 2021. The PCL on LHFI for the second quarter of 2022 was primarily driven by reserves related to loan growth and the nature and volume of the portfolio, partially offset by improvements in macroeconomic forecasts. The PCL on LHFI for the first six months of 2022 primarily reflected an increase in required reserves as a result of loan growth and specific reserves on individually analyzed LHFI, partially offset by improvements in the macroeconomic forecasts and credit quality.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $1.6 million and a negative $2.7 million for the three and six months ended June 30, 2022, respectively, compared to $4.5 million and a negative $4.8 million, respectively, for the same time periods in 2021. The negative PCL on off-balance sheet credit exposures for the second quarter of 2022 was primarily driven by improvements in macroeconomic forecasts. The negative PCL on off-balance sheet credit exposures for the first six months of 2022 primarily reflected a decline in required reserves as a result of decreases in the unfunded balances and changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 32.1% and 33.6% of total revenue for the three and six months ended June 30, 2022, respectively, compared to 32.1% and 34.5% for the three and six months ended June 30, 2021, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service charges on deposit accounts	$10,226	$7,613	$2,613	34.3%	$19,677	$14,969	$4,708	31.5%
Bank card and other fees	10,167	8,301	1,866	22.5%	18,609	17,773	836	4.7%
Mortgage banking, net	8,149	17,333	(9,184)	-53.0%	18,022	38,137	(20,115)	-52.7%
Insurance commissions	13,702	12,217	1,485	12.2%	27,791	24,662	3,129	12.7%
Wealth management	9,102	8,946	156	1.7%	18,156	17,362	794	4.6%
Other, net	1,907	2,001	(94)	-4.7%	5,113	4,091	1,022	25.0%
Total noninterest income	$53,253	$56,411	$(3,158)	-5.6%	$107,368	$116,994	$(9,626)	-8.2%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts for the three months ended June 30, 2022 compared to the same time period in 2021 was principally due to increases in the amount of NSF and overdraft occurrences on consumer interest checking accounts and service charges on consumer interest checking accounts and DDAs, primarily as a result of an increase in customer transactions with the further abatement of pandemic-related concerns. The increase in service charges on deposit accounts for the first six months of 2022 was principally due to increases in the amount of NSF and overdraft occurrences on consumer interest checking accounts and DDAs and service charges on consumer interest checking accounts.

Bank Card and Other Fees

The increase in bank card and other fees for the second quarter of 2022 was principally due to an increase in customer derivative revenue.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Mortgage servicing income, net	$6,557	$6,318	$239	3.8%	$12,986	$12,499	$487	3.9%
Change in fair value-MSR from runoff	(3,806)	(5,029)	1,223	24.3%	(7,591)	(10,132)	2,541	25.1%
Gain on sales of loans, net	6,030	14,778	(8,748)	-59.2%	12,253	34,234	(21,981)	-64.2%
Mortgage banking income before net hedge ineffectiveness	8,781	16,067	(7,286)	-45.3%	17,648	36,601	(18,953)	-51.8%
Change in fair value-MSR from market changes	8,739	(4,465)	13,204	n/m	30,759	9,231	21,528	n/m
Change in fair value of derivatives	(9,371)	5,731	(15,102)	n/m	(30,385)	(7,695)	(22,690)	n/m
Net hedge ineffectiveness	(632)	1,266	(1,898)	n/m	374	1,536	(1,162)	-75.7%
Mortgage banking, net	$8,149	$17,333	$(9,184)	-53.0%	$18,022	$38,137	$(20,115)	-52.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three and six months ended June 30, 2022 when compared to the same time periods in 2021 was principally due to a decline in the gain on sales of loans, net. Mortgage loan production for the three and six months ended June 30, 2022 was $681.4 million and $1.226 billion, respectively, a decrease of $55.4 million, or 7.5%, and $277.7 million, or 18.5%, respectively, when compared to the same time periods in 2021. Loans serviced for others totaled $8.022 billion at June 30, 2022, compared with $7.853 billion at June 30, 2021, an increase of $168.8 million, or 2.1%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three and six months ended June 30, 2022 are compared to the same time period in 2021, was primarily the result of a decline in the volume of loans sold and lower profit margins in secondary marketing activities partially offset by an increase in the mortgage valuation adjustment. Loan sales totaled $337.4 million and $711.1 million for the three and six months ended June 30, 2022, respectively, a decrease of $292.4 million, or 46.4%, and $578.1 million, or 44.8%, respectively, when compared with the same time periods in 2021.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,475)	$(1,989)	$514	25.8%	$(2,811)	$(3,511)	$700	19.9%
Increase in life insurance cash surrender value	1,683	1,653	30	1.8%	3,310	3,292	18	0.5%
Other miscellaneous income	1,699	2,337	(638)	-27.3%	4,614	4,310	304	7.1%
Total other, net	$1,907	$2,001	$(94)	-4.7%	$5,113	$4,091	$1,022	25.0%

The increase in other income, net for the first six months of 2022 when compared to the same time period in 2021 was principally due to gains on the sale of two closed bank branch locations and a decrease in the amortization of investments in tax credit partnerships.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$71,679	$70,115	$1,564	2.2%	$141,264	$141,277	$(13)	—
Services and fees	24,538	21,769	2,769	12.7%	48,991	44,253	4,738	10.7%
Net occupancy-premises	6,892	6,578	314	4.8%	13,971	13,373	598	4.5%
Equipment expense	6,047	5,567	480	8.6%	12,108	11,811	297	2.5%
Other expense (1)	14,611	14,650	(39)	-0.3%	28,952	29,513	(561)	-1.9%
Total noninterest expense	$123,767	$118,679	$5,088	4.3%	$245,286	$240,227	$5,059	2.1%
(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the second quarter of 2022 is compared to the same time period in 2021 was principally due to increases in commission expense related to improved insurance production and salaries expense as a result of general merit increases.

Services and Fees

The increase in services and fees when the three months ended June 30, 2022 is compared to the same time period in 2021 was primarily due to increases in other services and fees, software licenses and business processing outsourcing fees related to transaction processing. The increase in services and fees when the first six months of 2022 is compared to the same time period in 2021 was principally due to increases in other services and fees, software licenses and business processing outsourcing fees related to transaction processing, partially offset by a decline in legal expenses.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Loan expense	$4,068	$3,738	$330	8.8%	$8,457	$7,905	$552	7.0%
Amortization of intangibles	328	553	(225)	-40.7%	810	1,219	(409)	-33.6%
FDIC assessment expense	1,810	1,225	585	47.8%	3,310	2,765	545	19.7%
Other real estate expense, net (1)	623	1,511	(888)	-58.8%	658	1,835	(1,177)	-64.1%
Other miscellaneous expense	7,782	7,623	159	2.1%	15,717	15,789	(72)	-0.5%
Total other expense	$14,611	$14,650	$(39)	-0.3%	$28,952	$29,513	$(561)	-1.9%
(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.

The decrease in other real estate expense, net for the six months ended June 30, 2022 compared to the same time period in 2021 was principally due to a decline in other real estate write-downs primarily due to properties sold for which a reserve for write-down was previously recorded.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the six months ended June 30, 2022 and 2021.

General Banking

Net interest income for the General Banking Segment decreased $9.9 million, or 4.5%, when the six months ended June 30, 2022 is compared with the same time period in 2021. The decrease in net interest income was principally due to the decrease in interest and fees on PPP loans, partially offset by increases in interest and fees on LHFS and LHFI, interest on securities and other interest income as well as the decrease in interest on deposits. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the six months ended June 30, 2022 totaled a negative $810 thousand compared to a negative PCL of $19.3 million for the same period in 2021, a decrease in the negative PCL of $18.5 million, or 95.8%. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $13.3 million, or 17.8%, when the first six months of 2022 is compared to the same time period in 2021, primarily due to the decline in mortgage banking, net, partially offset by increases in service charges on deposit accounts and other income, net. Noninterest income for the General Banking Segment represented 22.7% of total revenue for this segment for the first six months of 2022 compared to 25.4% for the same time period in 2021. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $3.5 million, or 1.7%, when the first six months of 2022 is compared with the same time period in 2021, principally due to increases in other services and fees and business process outsourcing expenses related to transaction processing, partially offset by declines in mortgage originations commissions, restricted stock expense and legal expense. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first six months of 2022 increased $258 thousand, or 8.5%, when compared to the same time period in 2021, primarily due to an increase in noninterest income partially offset by an increase in noninterest expense. Net interest income for the Wealth Management Segment increased $195 thousand, or 7.8%, when the first six months of 2022 is compared to the same time period in 2021, principally due to a slight increase in interest and fees on loans partially offset by a slight increase in interest on deposits generated by the Private Banking Department. The PCL for the six months ended June 30, 2022 totaled a negative $8 thousand compared to a negative PCL of $5 thousand for the same period in 2021, an increase in the negative PCL of $3 thousand primarily due to improvements in the macroeconomic factors used in the calculation of the ACL. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $615 thousand, or 3.5%, when the first six months of 2022 is compared to the same time period in 2021, primarily due to increases in income from both trust management and brokerage services. Noninterest expense for the Wealth Management Segment increased $470 thousand, or 2.9%, when the first six months of 2022 is compared to the same time period in 2021, principally due to increases in salary and employee benefit expense, primarily related to broker commissions and trust incentives, and data processing charges related to software, partially offset by declines in other miscellaneous expenses.

At June 30, 2022 and 2021, Trustmark held assets under management and administration of $17.323 billion and $15.355 billion, respectively, and brokerage assets of $2.172 billion and $2.315 billion, respectively.

Insurance

Net income for the Insurance Segment for the first six months of 2022 increased $1.5 million, or 30.9%, when compared to the same time period in 2021. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $3.1 million, or 12.5%, when the first six months of 2022 is compared to the same time period in 2021, primarily due to new business commission volume in the commercial property and casualty business and other commission income. Noninterest expense for the Insurance Segment increased $1.1 million, or 5.9%, when the first six months of 2022 is compared to the same time period in 2021, primarily due to an increase in commission expense as a result of higher business volumes, partially offset by a decrease in outside services and fees related to independent contractor expenses.

Income Taxes

For the three and six months ended June 30, 2022, Trustmark’s combined effective tax rate was 16.4% and 15.2%, respectively, compared to 15.3% and 15.2%, respectively, for the same time periods in 2021. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $16.022 billion, or 91.8% of total average assets, for the six months ended June 30, 2022, compared to $15.356 billion, or 91.1% of total average assets, for the six months ended June 30, 2021, an increase of $665.5 million, or 4.3%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 5.3 years at June 30, 2022 compared to 4.3 years at December 31, 2021.

When compared to December 31, 2021, total investment securities increased by $200.7 million, or 5.6%, during the first six months of 2022. This increase resulted primarily from purchases of securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities and a decline in the fair market value of securities available for sale. Trustmark sold no securities during the first six months of 2022 or 2021.

During 2013, Trustmark reclassified $1.099 billion of securities available for sale to securities held to maturity. At the date of this transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax). During the second quarter of 2022, Trustmark reclassified approximately $343.1 million of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity. At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $34.8 million ($26.1 million net of tax). The resulting net unrealized holding losses are being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

At June 30, 2022, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $39.5 million ($29.7 million net of tax) compared to $6.3 million ($4.7 million net of tax) at December 31, 2021.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At June 30, 2022, available for sale securities totaled $2.644 billion, which represented 69.9% of the securities portfolio, compared to $3.239 billion, or 90.4% of total securities, at December 31, 2021. At June 30, 2022, unrealized losses, net on available for sale securities totaled $217.6 million compared to unrealized losses, net of $17.4 million at December 31, 2021. At June 30, 2022, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At June 30, 2022, held to maturity securities totaled $1.138 billion, which represented 30.1% of the total securities portfolio, compared to $342.5 million, or 9.6% of total securities, at December 31, 2021.

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

As of June 30, 2022, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at June 30, 2022 ($ in thousands):

	June 30, 2022
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,856,859	99.8%	$2,639,170	99.8%
A1 to A3	1,037	—	1,037	—
Not Rated (1)	4,080	0.2%	4,157	0.2%
Total securities available for sale	$2,861,976	100.0%	$2,644,364	100.0%

Securities Held to Maturity
Aaa	$1,132,434	99.5%	$1,097,121	99.5%
Aa1 to Aa3	3,004	0.3%	3,003	0.3%
Not Rated (1)	2,316	0.2%	2,335	0.2%
Total securities held to maturity	$1,137,754	100.0%	$1,102,459	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At June 30, 2022, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 99.5% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At June 30, 2022, LHFS totaled $190.2 million, consisting of $123.5 million of residential real estate mortgage loans in the process of being sold to third parties and $66.7 million of GNMA optional repurchase loans. At December 31, 2021, LHFS totaled $275.7 million, consisting of $191.2 million of residential real estate mortgage loans in the process of being sold to third parties and $84.5 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first six months of 2022 or 2021.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At June 30, 2022 and December 31, 2021, LHFI consisted of the following ($ in thousands):

	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$664,817	6.1%	$596,968	5.8%
Other secured by 1-4 family residential properties	540,950	4.9%	517,683	5.1%
Secured by nonfarm, nonresidential properties	3,178,079	29.0%	2,977,084	29.1%
Other real estate secured	555,311	5.1%	726,043	7.1%
Other loans secured by real estate:
Other construction	775,241	7.1%	711,813	6.9%
Secured by 1-4 family residential properties	1,884,012	17.2%	1,460,310	14.2%
Commercial and industrial loans	1,551,001	14.2%	1,414,279	13.8%
Consumer loans	164,001	1.5%	162,555	1.6%
State and other political subdivision loans	1,110,795	10.1%	1,146,251	11.2%
Other commercial loans	520,633	4.8%	534,843	5.2%
LHFI	$10,944,840	100.0%	$10,247,829	100.0%

LHFI increased $697.0 million, or 6.8%, compared to December 31, 2021. The increase in LHFI during the first six months of 2022 was primarily due to net growth in LHFI secured by real estate primarily in the Mississippi and Alabama market regions as well as growth in commercial and industrial LHFI in the Mississippi and Alabama market regions partially offset by a decline in commercial and industrial LHFI in the Tennessee market region.

LHFI secured by real estate increased $608.5 million, or 8.7%, during the first six months of 2022 reflecting net growth in all categories of LHFI secured by real estate with the exception of other real estate secured LHFI. LHFI secured by 1-4 family residential properties increased $423.7 million, or 29.0%, during the first six months of 2022 primarily due to growth in the Mississippi market region, reflecting Trustmark's decision in 2021 to retain certain mortgage loans in its portfolio. LHFI secured by nonfarm, nonresidential properties (NFNR) increased $201.0 million, or 6.8%, during the first six months of 2022 principally due other construction loans that moved to NFNR LHFI across all five market regions. Excluding other construction loan reclassifications, NFNR LHFI increased $2.8 million, or 0.1%, during the first six months of 2022 due to growth in nonowner-occupied LHFI in the Mississippi, Alabama, Tennessee and Florida market regions as well as owner-occupied LHFI in the Texas and Tennessee market regions, which were mostly offset by declines in owner-occupied LHFI in the Alabama, Mississippi and Florida market regions and nonowner-occupied LHFI in the Texas market region. LHFI secured by construction, land development and other land increased $67.8 million, or 11.4%, during the first six months of 2022 primarily due to growth in 1-4 family construction loans across all five market regions. Other construction loans increased $63.4 million, or 8.9%, during the first six months of 2022 primarily due to new construction loans across all five market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first six months of 2022, $311.8 million loans were moved from other construction to other loan categories, including $113.0 million to multi-family residential loans, $121.6 million to nonowner-occupied loans and $76.6 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $371.7 million, or 52.2%, during the first six months of 2022. LHFI secured by other 1-4 family residential properties increased $23.2 million, or 4.5%, during the first six months of 2022 reflecting growth across all five market regions. LHFI secured by other real estate decreased $170.7 million, or 23.5%, during the first six months of 2022, primarily due to declines in all five market regions partially offset by other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Mississippi and Alabama market regions. Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $283.8 million, or 39.1%, during the first six months of 2022.

Commercial and industrial LHFI increased $136.7 million, or 9.7%, during the first six months of 2022, principally due to growth in the Mississippi and Alabama market regions partially offset by declines in the Tennessee market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	June 30, 2022	December 31, 2021
Home equity loans	$35,488	$36,223
Home equity lines of credit	370,179	351,128
Percentage of loans and lines for which Trustmark holds first lien	55.8%	58.2%
Percentage of loans and lines for which Trustmark does not hold first lien	44.2%	41.8%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of June 30, 2022 and December 31, 2021 ($ in thousands). Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases. Trustmark has transitioned to SOFR for new variable rate loans as of January 1, 2022.

	June 30, 2022
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$174,387	$490,430	$664,817
Other secured by 1- 4 family residential properties	37,345	503,605	540,950
Secured by nonfarm, nonresidential properties	1,607,259	1,570,820	3,178,079
Other real estate secured	134,622	420,689	555,311
Other loans secured by real estate:
Other construction	111,300	663,941	775,241
Secured by 1- 4 family residential properties	1,150,679	733,333	1,884,012
Commercial and industrial loans	764,200	786,801	1,551,001
Consumer loans	135,674	28,327	164,001
State and other political subdivision loans	1,059,995	50,800	1,110,795
Other commercial loans	217,370	303,263	520,633
LHFI	$5,392,831	$5,552,009	$10,944,840

	December 31, 2021
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$167,674	$429,294	$596,968
Other secured by 1- 4 family residential properties	178,097	339,586	517,683
Secured by nonfarm, nonresidential properties	1,543,699	1,433,385	2,977,084
Other real estate secured	261,236	464,807	726,043
Other loans secured by real estate:
Other construction	139,857	571,956	711,813
Secured by 1- 4 family residential properties	926,898	533,412	1,460,310
Commercial and industrial loans	688,219	726,060	1,414,279
Consumer loans	135,010	27,545	162,555
State and other political subdivision loans	1,088,032	58,219	1,146,251
Other commercial loans	303,168	231,675	534,843
LHFI	$5,431,890	$4,815,939	$10,247,829

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

The following table presents the LHFI composition by region at June 30, 2022 and reflects each region’s diversified mix of loans ($ in thousands):

	June 30, 2022
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$664,817	$274,811	$48,855	$193,231	$43,599	$104,321
Other secured by 1-4 family residential properties	540,950	119,599	44,161	288,917	61,764	26,509
Secured by nonfarm, nonresidential properties	3,178,079	927,830	252,323	1,245,604	178,658	573,664
Other real estate secured	555,311	120,384	1,784	265,884	6,906	160,353
Other loans secured by real estate:
Other construction	775,241	335,591	3,732	198,739	9	237,170
Secured by 1-4 family residential properties	1,884,012	—	—	1,877,870	6,142	—
Commercial and industrial loans	1,551,001	393,458	23,451	644,894	243,252	245,946
Consumer loans	164,001	22,038	7,559	103,179	18,638	12,587
State and other political subdivision loans	1,110,795	85,538	69,860	721,339	28,922	205,136
Other commercial loans	520,633	69,907	11,172	316,416	69,988	53,150
LHFI	$10,944,840	$2,349,156	$462,897	$5,856,073	$657,878	$1,618,836

Construction, Land Development and Other Land Loans by Region
Lots	$69,566	$35,149	$10,758	$16,700	$2,255	$4,704
Development	149,183	55,380	1,726	52,982	6,556	32,539
Unimproved land	100,319	17,366	11,781	32,771	10,889	27,512
1-4 family construction	345,749	166,916	24,590	90,778	23,899	39,566
Construction, land development and other land loans	$664,817	$274,811	$48,855	$193,231	$43,599	$104,321

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$331,004	$129,167	$35,109	$81,857	$22,142	$62,729
Office	282,768	110,140	19,116	89,459	10,790	53,263
Hotel/motel	339,184	186,628	76,318	33,002	28,693	14,543
Mini-storage	160,857	23,452	2,196	110,162	423	24,624
Industrial	296,943	106,567	19,243	99,690	252	71,191
Health care	53,221	20,763	1,045	27,704	351	3,358
Convenience stores	28,737	8,538	661	14,191	1,123	4,224
Nursing homes/senior living	343,468	138,209	—	138,436	5,934	60,889
Other	106,771	15,903	10,094	48,052	16,801	15,921
Total nonowner-occupied loans	1,942,953	739,367	163,782	642,553	86,509	310,742
Owner-occupied:
Office	154,226	42,428	36,256	45,836	12,664	17,042
Churches	77,154	17,024	5,439	43,393	7,979	3,319
Industrial warehouses	176,614	16,967	2,396	48,135	17,099	92,017
Health care	126,529	11,632	6,601	91,264	2,379	14,653
Convenience stores	152,200	13,886	20,857	71,648	421	45,388
Retail	97,749	12,615	9,052	44,873	19,151	12,058
Restaurants	54,167	3,143	4,801	29,965	12,377	3,881
Auto dealerships	51,017	6,453	242	25,496	18,826	—
Nursing homes/senior living	211,462	50,570	—	134,692	—	26,200
Other	134,008	13,745	2,897	67,749	1,253	48,364
Total owner-occupied loans	1,235,126	188,463	88,541	603,051	92,149	262,922
Loans secured by nonfarm, nonresidential properties	$3,178,079	$927,830	$252,323	$1,245,604	$178,658	$573,664

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

During the first quarter of 2022, Management elected to incorporate a methodology change related to the other construction pool. Components of this change include management utilizing an alternative LDA to support the PD and LGD assumptions necessary to apply a DCF methodology to the other construction pool. Fundamentally, this approach utilizes publicly reported default balances and leverages a GLM framework to estimate PD. Taken together, these differences allow for results to be scaled to be specific and directly applicable to the other construction segment. LGD is assumed to be a through-the-cycle constant based on the actual performance of Trustmark’s other construction segment. These assumptions are then input into the DCF model and used in conjunction with prepayment data to calculate the cash flows at the individual loan level. Previously, the other construction pool used the WARM method. Management believes this change is commensurate with the level of risk in the pool.

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

During the second quarter of 2022, Trustmark activated the nature and volume of the portfolio qualitative factor in the ACL methodology. The nature and volume of the portfolio qualitative factor utilizes peer and industry assumptions for pools of loans where Trustmark’s historical experience might not capture the risk associated within a specific pool due to it being a different type of lending, different sources of repayment or a new line of business.

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

During the first quarter of 2022, to account for the potential uncertainty related to higher prices and low economic growth, Trustmark chose to enact a portion of the qualitative framework, External Factor- Stagflation. Management calculated the reserve using a third-party stagflation forecast and compared it to the third-party baseline forecast used in the quantitative modeling. The differential was added as qualitative reserves to account for potential uncertainty.

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

At June 30, 2022, the ACL on LHFI was $103.1 million, an increase of $3.7 million, or 3.7%, when compared with December 31, 2021. The increase in the ACL during the first six months of 2022 was principally due to loan growth and an increase in specific reserves for individually analyzed credits, partially offset by improvements in the macroeconomic forecasting variables used in the ACL modeling and credit quality. Allocation of Trustmark’s $103.1 million ACL on LHFI, represented 0.88% of commercial LHFI and 1.14% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 0.94% as of June 30, 2022. This compares with an ACL to total LHFI of 0.97% at December 31, 2021, which was allocated to commercial LHFI at 1.00% and to consumer and mortgage LHFI at 0.87%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$98,734	$109,191	$99,457	$117,306
Provision for credit losses, LHFI	2,716	(3,991)	1,856	(14,492)
LHFI charged-off	(2,277)	(4,828)	(4,519)	(6,073)
Recoveries	3,967	3,660	6,346	7,291
Net (charge-offs) recoveries	1,690	(1,168)	1,827	1,218
Balance at end of period	$103,140	$104,032	$103,140	$104,032
Net recoveries for the three and six months ended June 30, 2022 increased $2.9 million and $609 thousand, respectively, when compared to the same time periods in 2021, primarily due to a decrease in charge-offs in the Mississippi market region and increases in recoveries in the Alabama and Florida market regions, partially offset by decreases in recoveries in the Mississippi, Tennessee and Texas market regions.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Alabama	$1,129	$203	$1,828	$305
Florida	761	167	735	197
Mississippi	(266)	(3,071)	(354)	(864)
Tennessee	31	1,031	(393)	1,078
Texas	35	502	11	502
Total net (charge-offs) recoveries	$1,690	$(1,168)	$1,827	$1,218

The PCL, LHFI for the three and six months ended June 30, 2022 totaled 0.10% and 0.03% of average loans (LHFS and LHFI), respectively, compared to -0.16% and -0.28% of average loans (LHFS and LHFI) for the same time periods in 2021, respectively. The PCL on LHFI for the first six months of 2022 primarily reflected an increase in required reserves as a result of loan growth and specific reserves on individually analyzed LHFI, partially offset by improvements in the macroeconomic forecasts and credit quality.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At June 30, 2022, the ACL on off-balance sheet credit exposures totaled $32.9 million compared to $35.6 million at December 31, 2021, a decrease of $2.7 million, or 7.5%. The PCL, off-balance sheet credit exposures totaled a negative $1.6 million and a negative $2.7 million for the three and six months ended June 30, 2022, respectively, compared to $4.5 million and a negative $4.8 million for the same time periods in 2021, respectively. The negative PCL on off-balance sheet credit exposures for the first six months of 2022 primarily reflected a decline in required reserves as a result of decreases in the unfunded balances and changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022	December 31, 2021
Nonaccrual LHFI
Alabama	$2,698	$8,182
Florida	233	313
Mississippi	23,039	21,636
Tennessee	9,500	10,501
Texas	26,582	22,066
Total nonaccrual LHFI	62,052	62,698
Other real estate
Alabama	84	—
Mississippi	2,950	4,557
Total other real estate	3,034	4,557
Total nonperforming assets	$65,086	$67,255

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.58%	0.64%

Loans past due 90 days or more
LHFI	$1,347	$2,114

LHFS - Guaranteed GNMA serviced loans (1)	$51,164	$69,894

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At June 30, 2022, nonaccrual LHFI totaled $62.1 million, or 0.56% of total LHFS and LHFI, reflecting a decrease of $646 thousand, or 1.0%, relative to December 31, 2021. The decrease in nonaccrual LHFI during the first six months of 2022 was primarily due to reductions and pay-offs of nonaccrual loans in the Alabama, Mississippi and Texas market regions, which were largely offset by commercial credits placed on nonaccrual status in the Texas and Mississippi market regions.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at June 30, 2022 decreased $1.5 million, or 33.4%, when compared with December 31, 2021. The decrease in other real estate was principally due to properties sold in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended June 30, 2022
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$3,187	$—	$—	$3,187	$—	$—
Additions	411	51	—	360	—	—
Disposals	—	—	—	—	—	—
(Write-downs) recoveries	(564)	33	—	(597)	—	—
Balance at end of period	$3,034	$84	$—	$2,950	$—	$—

	Three Months Ended June 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$10,651	$3,085	$—	$7,566	$—	$—
Additions	382	—	—	338	44	—
Disposals	(299)	(93)	—	(206)	—	—
(Write-downs) recoveries	(1,295)	(162)	—	(1,148)	15	—
Balance at end of period	$9,439	$2,830	$—	$6,550	$59	$—

	Six Months Ended June 30, 2022
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$4,557	$—	$—	$4,557	$—	$—
Additions	456	51	—	405	—	—
Disposals	(1,868)	—	—	(1,868)	—	—
(Write-downs) recoveries	(111)	33	—	(144)	—	—
Balance at end of period	$3,034	$84	$—	$2,950	$—	$—

	Six Months Ended June 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50	$—
Additions	382	—	—	338	44	—
Disposals	(1,149)	(229)	—	(860)	(60)	—
(Write-downs) recoveries	(1,445)	(212)	—	(1,258)	25	—
Balance at end of period	$9,439	$2,830	$—	$6,550	$59	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $1.3 million, or 92.3%, when the first six months of 2022 is compared to the same time period in 2021, primarily due to a decrease in reserves for other real estate write-downs in the Mississippi market region as a result of properties sold which were previously reserved for.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $14.770 billion at June 30, 2022 compared to $15.087 billion at December 31, 2021, a decrease of $317.0 million, or 2.1%. During the first six months of 2022, noninterest-bearing deposits decreased $261.6 million, or 5.5%, reflecting declines in consumer and public DDAs partially offset by an increase in commercial DDAs. Interest-bearing deposits decreased $55.4 million, or 0.5%, during the first six months of 2022, primarily due to a decline in public interest checking accounts partially offset by growth in consumer interest checking accounts.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $70.2 million at June 30, 2022 compared to $238.6 million at December 31, 2021, a decrease of $168.4 million, or 70.6%, and represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had no upstream federal funds purchased at June 30, 2022 or December 31, 2021.

Other borrowings totaled $72.6 million at June 30, 2022, a decrease of $18.5 million, or 20.3%, when compared with $91.0 million at December 31, 2021, primarily due to the decrease in the amount of GNMA loans eligible for repurchase.

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

Capital Resources and Liquidity

At June 30, 2022, Trustmark’s total shareholders’ equity was $1.587 billion, a decrease of $154.6 million, or 8.9%, when compared to December 31, 2021. During the first six months of 2022, shareholders’ equity decreased primarily as a result of a decline in the fair market value of securities available for sale, net of tax, of $150.2 million, common stock dividends of $28.4 million and common stock repurchases of $16.6 million, partially offset by net income of $63.5 million. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2021 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of June 30, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at June 30, 2022. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since June 30, 2022 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At June 30, 2022, the carrying amount of the subordinated notes was $123.2 million compared to $123.0 million at December 31, 2021. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at June 30, 2022 and December 31, 2021. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at June 30, 2022 and December 31, 2021. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at June 30, 2022 and December 31, 2021.

Dividends on Common Stock

Dividends per common share for the six months ended June 30, 2022 and 2021 were $0.46. Trustmark’s indicated dividend for 2022 is $0.92 per common share, which is the same as dividends per common share declared in 2021.

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

On December 7, 2021, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2022, under which $100.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2022. The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework. There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management's discretion. Under this authority, Trustmark repurchased approximately 263 thousand shares of its outstanding common stock valued at $7.5 million during the three months ended June 30, 2022. During the first six months of 2022, Trustmark repurchased approximately 542 thousand shares of its outstanding common stock valued at $16.6 million.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $14.990 billion for the first six months of 2022 and represented approximately 85.9% of average liabilities and shareholders’ equity, compared to average deposits of $14.319 billion, which represented 85.0% of average liabilities and shareholders’ equity for the first six months of 2021.

Trustmark had $473.9 million held in an interest-bearing account at the FRBA at June 30, 2022, compared to $2.064 billion held at December 31, 2021.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources. At June 30, 2022, brokered sweep MMDA deposits totaled $28.0 million compared to $29.6 million at December 31, 2021.

At both June 30, 2022 and December 31, 2021, Trustmark had no upstream federal funds purchased. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided no outstanding short-term or long-term advances at June 30, 2022 and December 31, 2021. Trustmark had a no standby letters of credit outstanding with the FHLB of Dallas at June 30, 2022 and December 31, 2021. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $3.610 billion at June 30, 2022.

In addition, at June 30, 2022, Trustmark had no short-term and $88 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to no short-term and $97 thousand in long-term FHLB advances at December 31, 2021. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At June 30, 2022, Trustmark had approximately $1.220 billion available in unencumbered Treasury and agency securities compared to $751.0 million at December 31, 2021.

Another borrowing source is the Discount Window. At June 30, 2022, Trustmark had approximately $1.192 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $876.8 million at December 31, 2021.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At June 30, 2022, the carrying amount of the subordinated notes was $123.2 million compared to $123.0 million at December 31, 2021. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At June 30, 2022, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of June 30, 2022, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2021 Annual Report for the expected timing of such payments as of June 30, 2022 and December 31, 2021. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $309.6 million at June 30, 2022, with a positive valuation adjustment of $1.4 million, compared to $378.6 million, with a positive valuation adjustment of $1.8 million at December 31, 2021.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $209.0 million at June 30, 2022 compared to $409.5 million at December 31, 2021. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $632 thousand and a net positive ineffectiveness of $1.3 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the impact was a net positive ineffectiveness of $374 thousand and $1.5 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of June 30, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.255 billion related to this program, compared to $1.225 billion as of December 31, 2021.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At June 30, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to a termination value of $655 thousand at December 31, 2021. At June 30, 2022, Trustmark had posted collateral of $40 thousand against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at June 30, 2022, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At June 30, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $50.9 million, compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At June 30, 2022, Trustmark had entered into twenty-five risk participation agreements as a guarantor with an aggregate notional amount of $206.8 million, compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at both June 30, 2022 and December 31, 2021.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at June 30, 2022 and 2021. At June 30, 2022 and 2021, the impact of a 200-basis point drop scenario was excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2022	2021
+200 basis points	11.3%	21.8%
+100 basis points	5.7%	11.1%
-100 basis points	-11.6%	-7.9%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at June 30, 2022 and 2021. Based upon quarter-end current and implied market rates, scenarios reflecting lower rates could result in negative interest rates. The U.S. has never experienced an interest rate environment where the FRB has a negative interest rate policy. While the impact of negative interest rates on earnings-at-risk would vary by scenario, a parallel shift downward would be expected to negatively impact net interest income. However, in a negative interest rate environment, the modeling assumptions used for certain assets and liabilities require additional management judgment and therefore, the actual outcomes may differ from the modeled assumptions. At June 30, 2022 and 2021, the results of the 100-basis point drop scenario and the 200-basis point drop scenario were excluded from the table below due to the low interest rate environment.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2022	2021
+200 basis points	2.3%	12.2%
+100 basis points	1.4%	7.0%

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

At June 30, 2022, the MSR fair value was $121.0 million, compared to $80.8 million at June 30, 2021. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at June 30, 2022, would be a decline in fair value of approximately $4.4 million and $5.1 million, respectively, compared to a decline in fair value of approximately $4.1 million and $2.8 million, respectively, at June 30, 2021. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2021 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first six months of 2022.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended June 30, 2022 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2022 to April 30, 2022	—	$—	—	$90,906
May 1, 2022 to May 31, 2022	165,269	28.32	165,269	86,226
June 1, 2022 to June 30, 2022	97,513	28.96	97,513	83,402
Total	262,782		262,782

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-af	First Amendment to the Trustmark Corporation Amended and Restated Stock and Incentive Compensation Plan.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	August 4, 2022	DATE:	August 4, 2022