Form 10-Q
period 2022-09-30
TRUSTMARK CORP
filed 2022-11-03
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 60,953,864 shares outstanding of the registrant’s common stock (no par value).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$479,637	$2,266,829
Federal funds sold and securities purchased under reverse repurchase agreements	10,098	—
Securities available for sale, at fair value (amortized cost: $2,776,415 - 2022 $3,256,289 - 2021; allowance for credit losses (ACL): $0)	2,444,486	3,238,877
Securities held to maturity, net of ACL of $0 (fair value: $1,065,828 - 2022; $353,511 - 2021)	1,156,985	342,537
Paycheck Protection Program (PPP) loans	4,798	33,336
Loans held for sale (LHFS)	165,213	275,706
Loans held for investment (LHFI)	11,586,064	10,247,829
Less ACL, LHFI	115,050	99,457
Net LHFI	11,471,014	10,148,372
Premises and equipment, net	210,761	205,644
Mortgage servicing rights (MSR)	132,615	87,687
Goodwill	384,237	384,237
Identifiable intangible assets, net	3,952	5,074
Other real estate, net	2,971	4,557
Operating lease right-of-use assets	37,282	34,603
Other assets	686,585	568,177
Total Assets	$17,190,634	$17,595,636

Liabilities
Deposits:
Noninterest-bearing	$4,358,805	$4,771,065
Interest-bearing	10,066,375	10,316,095
Total deposits	14,425,180	15,087,160
Federal funds purchased and securities sold under repurchase agreements	544,068	238,577
Other borrowings	223,172	91,025
Subordinated notes	123,207	123,042
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	31,623	35,623
Operating lease liabilities	39,797	36,468
Other liabilities	232,786	180,574
Total Liabilities	15,681,689	15,854,325

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 60,953,864 shares - 2022; 61,648,679 shares - 2021	12,700	12,845
Capital surplus	154,150	175,913
Retained earnings	1,648,507	1,585,113
Accumulated other comprehensive income (loss), net of tax	(306,412)	(32,560)
Total Shareholders' Equity	1,508,945	1,741,311
Total Liabilities and Shareholders' Equity	$17,190,634	$17,595,636

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Interest and fees on LHFS & LHFI	$126,441	$91,182	$316,855	$272,515
Interest and fees on PPP loans	186	1,533	538	36,329
Interest on securities:
Taxable	16,222	9,973	43,140	27,902
Tax exempt	79	104	260	451
Interest on federal funds sold and securities purchased under reverse repurchase agreements	2	—	3	—
Other interest income	1,493	949	4,524	1,941
Total Interest Income	144,423	103,741	365,320	339,138
Interest Expense
Interest on deposits	5,097	3,691	10,631	13,544
Interest on federal funds purchased and securities sold under repurchase agreements	1,225	51	1,365	166
Other interest expense	1,996	1,733	5,199	5,403
Total Interest Expense	8,318	5,475	17,195	19,113
Net Interest Income	136,105	98,266	348,125	320,025
Provision for credit losses (PCL), LHFI	12,919	(2,492)	14,775	(16,984)
PCL, off-balance sheet credit exposures	(1,326)	(1,049)	(4,000)	(5,888)
Net Interest Income After PCL	124,512	101,807	337,350	342,897
Noninterest Income
Service charges on deposit accounts	11,318	8,911	30,995	23,880
Bank card and other fees	9,305	8,549	27,914	26,322
Mortgage banking, net	6,876	14,004	24,898	52,141
Insurance commissions	13,911	12,133	41,702	36,795
Wealth management	8,778	9,071	26,934	26,433
Other, net	2,418	1,481	7,531	5,572
Total Noninterest Income	52,606	54,149	159,974	171,143
Noninterest Expense
Salaries and employee benefits	72,707	74,623	213,971	215,900
Services and fees	25,795	22,306	74,786	66,559
Net occupancy - premises	7,395	6,854	21,366	20,227
Equipment expense	6,072	5,941	18,180	17,752
Other expense (1)	14,729	19,876	43,681	49,389
Total Noninterest Expense	126,698	129,600	371,984	369,827
Income Before Income Taxes	50,420	26,356	125,340	144,213
Income taxes	7,965	5,156	19,390	23,070
Net Income	$42,455	$21,200	$105,950	$121,143

Earnings Per Share
Basic	$0.69	$0.34	$1.73	$1.92
Diluted	$0.69	$0.34	$1.72	$1.92

(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. The prior period has been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income per consolidated statements of income	$42,455	$21,200	$105,950	$121,143
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(85,737)	(9,407)	(235,887)	(20,798)
Change in net unrealized holding loss on securities transferred to held to maturity	1,350	477	(23,588)	1,562
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	21	62	63
Recognized net loss due to lump sum settlement	—	137	—	137
Change in net actuarial loss	221	333	686	1,007
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(14,643)	—	(14,643)	—
Reclassification adjustment for (gain) loss realized in net income	(482)	—	(482)	—
Other comprehensive income (loss), net of tax	(99,270)	(8,439)	(273,852)	(18,029)
Comprehensive income (loss)	$(56,815)	$12,761	$(167,902)	$103,114

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2022	61,648,679	$12,845	$175,913	$1,585,113	$(32,560)	$1,741,311
Net income per consolidated statements of income	—	—	—	29,211	—	29,211
Other comprehensive income (loss), net of tax	—	—	—	—	(116,096)	(116,096)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,186)	—	(14,186)
Shares withheld to pay taxes, long-term incentive plan	93,944	19	(1,028)	—	—	(1,009)
Repurchase and retirement of common stock	(279,231)	(58)	(9,036)	—	—	(9,094)
Compensation expense, long-term incentive plan	—	—	1,245	—	—	1,245
Balance, March 31, 2022	61,463,392	12,806	167,094	1,600,138	(148,656)	1,631,382
Net income per consolidated statements of income	—	—	—	34,284	—	34,284
Other comprehensive income (loss), net of tax	—	—	—	—	(58,486)	(58,486)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,212)	—	(14,212)
Shares withheld to pay taxes, long-term incentive plan	513	—	(7)	—	—	(7)
Repurchase and retirement of common stock	(262,782)	(54)	(7,451)	—	—	(7,505)
Compensation expense, long-term incentive plan	—	—	1,240	—	—	1,240
Balance, June 30, 2022	61,201,123	12,752	160,876	1,620,210	(207,142)	1,586,696
Net income per consolidated statements of income	—	—	—	42,455	—	42,455
Other comprehensive income (loss), net of tax	—	—	—	—	(99,270)	(99,270)
Common stock dividends paid ($0.23 per share)	—	—	—	(14,158)	—	(14,158)
Shares withheld to pay taxes, long-term incentive plan	119	—	(2)	—	—	(2)
Repurchase and retirement of common stock	(247,378)	(52)	(7,953)	—	—	(8,005)
Compensation expense, long-term incentive plan	—	—	1,229	—	—	1,229
Balance, September 30, 2022	60,953,864	$12,700	$154,150	$1,648,507	$(306,412)	$1,508,945

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income per consolidated statements of income	$105,950	$121,143
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	10,775	(22,872)
Depreciation and amortization	30,354	34,337
Net amortization of securities	9,096	15,527
Gains on sales of loans, net	(20,674)	(58,905)
Compensation expense, long-term incentive plan	3,714	4,511
Deferred income tax provision	12,000	18,750
Proceeds from sales of loans held for sale	1,046,999	1,854,487
Purchases and originations of loans held for sale	(932,601)	(1,737,168)
Originations of mortgage servicing rights	(14,452)	(22,015)
Earnings on bank-owned life insurance	(3,639)	(3,633)
Net change in other assets	(21,585)	39,808
Net change in other liabilities	63,048	10,781
Other operating activities, net	(60,519)	(7,551)
Net cash from operating activities	228,466	247,200

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	98,211	144,356
Proceeds from maturities, prepayments and calls of securities available for sale	358,130	635,138
Purchases of securities held to maturity	(600,933)	—
Purchases of securities available for sale	(230,527)	(1,743,290)
Net proceeds from bank-owned life insurance	307	1,791
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(10,098)	50
Net change in member bank stock	(5,467)	(1,217)
Net change in LHFI and PPP loans	(1,310,309)	(137,919)
Proceeds from sales of PPP loans	—	353,287
Purchases of premises and equipment	(20,656)	(19,499)
Proceeds from sales of premises and equipment	4,926	741
Proceeds from sales of other real estate	2,038	3,611
Purchases of software	(5,487)	(2,926)
Investments in tax credit and other partnerships	(20,042)	(14,690)
Net cash from investing activities	(1,739,907)	(780,567)

Financing Activities
Net change in deposits	(661,980)	874,075
Net change in federal funds purchased and securities sold under repurchase agreements	305,491	(18,102)
Net change in short-term borrowings	150,000	(19,171)
Payments on long-term FHLB advances	(14)	(14)
Payments under finance lease obligations	(1,070)	(1,072)
Common stock dividends	(42,556)	(43,800)
Repurchase and retirement of common stock	(24,604)	(34,658)
Shares withheld to pay taxes, long-term incentive plan	(1,018)	(1,337)
Net cash from financing activities	(275,751)	755,921

Net change in cash and cash equivalents	(1,787,192)	222,554
Cash and cash equivalents at beginning of period	2,266,829	1,952,504
Cash and cash equivalents at end of period	$479,637	$2,175,058

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2022 and December 31, 2021 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$458,475	$—	$(42,197)	$416,278	$—	$—	$—	$—
U.S. Government agency obligations	9,681	—	(565)	9,116	—	—	—	—
Obligations of states and political subdivisions	4,836	—	(73)	4,763	4,512	3	(8)	4,507
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	32,067	8	(3,911)	28,164	4,527	—	(467)	4,060
Issued by FNMA and FHLMC	1,992,351	—	(274,294)	1,718,057	179,375	—	(19,845)	159,530
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	134,630	1	(8,493)	126,138	197,923	2	(13,637)	184,288
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	144,375	—	(2,405)	141,970	770,648	—	(57,205)	713,443
Total	$2,776,415	$9	$(331,938)	$2,444,486	$1,156,985	$5	$(91,162)	$1,065,828

	Securities Available for Sale				Securities Held to Maturity
December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$349,562	$16	$(4,938)	$344,640	$—	$—	$—	$—
U.S. Government agency obligations	14,044	20	(337)	13,727	—	—	—	—
Obligations of states and political subdivisions	5,134	580	—	5,714	7,328	64	(3)	7,389
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	38,942	665	(34)	39,573	5,005	187	(3)	5,189
Issued by FNMA and FHLMC	2,230,498	8,945	(21,014)	2,218,429	43,444	962	—	44,406
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	193,908	2,879	(97)	196,690	241,934	9,015	(31)	250,918
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	424,201	404	(4,501)	420,104	44,826	783	—	45,609
Total	$3,256,289	$13,509	$(30,921)	$3,238,877	$342,537	$11,011	$(37)	$353,511

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

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss is amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of either transfer. At September 30, 2022, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $37.7 million ($28.3 million, net of tax) compared to approximately $6.3 million ($4.7 million, net of tax) at December 31, 2021.

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

At both September 30, 2022 and December 31, 2021, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At September 30, 2022, accrued interest receivable totaled $4.8 million for securities available for sale compared to $5.1 million at December 31, 2021 and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At September 30, 2022 and December 31, 2021, $4.5 million and $7.3 million, respectively, of securities had a potential for credit loss exposure and all consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD)

assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2022 and December 31, 2021.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At September 30, 2022 accrued interest receivable totaled $2.2 million for securities held to maturity compared to $670 thousand at December 31, 2021 and was reported in other assets on the accompanying consolidated balance sheet.

At both September 30, 2022 and December 31, 2021, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at September 30, 2022 and December 31, 2021.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Aaa	$1,152,473	$335,208
Aa1 to Aa3	3,002	5,007
Not Rated (1)	1,510	2,322
Total	$1,156,985	$342,537

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded and segregated by length of impairment at September 30, 2022 and December 31, 2021 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$158,877	$(9,333)	$257,401	$(32,864)	$416,278	$(42,197)
U.S. Government agency obligations	3,088	(311)	5,935	(254)	9,023	(565)
Obligations of states and political subdivisions	4,763	(73)	3,661	(8)	8,424	(81)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	30,577	(4,136)	1,199	(242)	31,776	(4,378)
Issued by FNMA and FHLMC	562,533	(60,200)	1,315,039	(233,939)	1,877,572	(294,139)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	302,446	(21,129)	7,610	(1,001)	310,056	(22,130)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	854,792	(59,601)	622	(9)	855,414	(59,610)
Total	$1,917,076	$(154,783)	$1,591,467	$(268,317)	$3,508,543	$(423,100)

December 31, 2021
U.S. Treasury Securities	$315,123	$(4,938)	$—	$—	$315,123	$(4,938)
U.S. Government agency obligations	1,312	(5)	8,619	(332)	9,931	(337)
Obligations of states and political subdivisions	3,006	(1)	667	(2)	3,673	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	6,040	(37)	—	—	6,040	(37)
Issued by FNMA and FHLMC	1,734,921	(19,980)	55,303	(1,034)	1,790,224	(21,014)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,038	(99)	2,647	(29)	21,685	(128)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	344,025	(4,492)	639	(9)	344,664	(4,501)
Total	$2,423,465	$(29,552)	$67,875	$(1,406)	$2,491,340	$(30,958)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Security Gains and Losses

During the nine months ended September 30, 2022 and 2021, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as security gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.376 billion and $2.831 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both September 30, 2022 and December 31, 2021, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at September 30, 2022, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,375	$30,163	$4,171	$4,167
Due after one year through five years	382,241	347,173	341	340
Due after five years through ten years	53,155	45,983	—	—
Due after ten years	7,221	6,838	—	—
	472,992	430,157	4,512	4,507
Mortgage-backed securities	2,303,423	2,014,329	1,152,473	1,061,321
Total	$2,776,415	$2,444,486	$1,156,985	$1,065,828

Note 3 – LHFI and ACL, LHFI

At September 30, 2022 and December 31, 2021, LHFI consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Loans secured by real estate:
Construction, land development and other land	$693,741	$596,968
Other secured by 1-4 family residential properties	566,985	517,683
Secured by nonfarm, nonresidential properties	3,206,946	2,977,084
Other real estate secured	593,119	726,043
Other loans secured by real estate:
Other construction	953,654	711,813
Secured by 1-4 family residential properties	2,030,127	1,460,310
Commercial and industrial loans	1,689,532	1,414,279
Consumer loans	166,027	162,555
State and other political subdivision loans	1,188,703	1,146,251
Other commercial loans	497,230	534,843
LHFI	11,586,064	10,247,829
Less ACL	115,050	99,457
Net LHFI	$11,471,014	$10,148,372

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At September 30, 2022 and December 31, 2021, accrued interest receivable for LHFI totaled $38.2 million and $26.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At September 30, 2022, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended September 30, 2022 and 2021.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$142	$4,383	$—
Other secured by 1-4 family residential properties	489	3,531	292
Secured by nonfarm, nonresidential properties	5,263	7,738	—
Other real estate secured	—	574	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,233	14,774	1,086
Commercial and industrial loans	407	25,899	—
Consumer loans	—	129	416
State and other political subdivision loans	—	2,988	—
Other commercial loans	—	291	48
Total	$7,534	$67,927	$1,842

	December 31, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$4,784	$5,878	$7
Other secured by 1-4 family residential properties	1,319	3,418	148
Secured by nonfarm, nonresidential properties	10,842	12,508	—
Other real estate secured	56	150	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	12,775	1,655
Commercial and industrial loans	1,363	19,328	—
Consumer loans	—	117	304
State and other political subdivision loans	—	3,664	—
Other commercial loans	4,405	4,860	—
Total	$22,769	$62,698	$2,114

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$638	$4,047	$159	$4,844	$688,897	$693,741
Other secured by 1-4 family residential properties	2,490	559	862	3,911	563,074	566,985
Secured by nonfarm, nonresidential properties	1,039	—	1,948	2,987	3,203,959	3,206,946
Other real estate secured	440	48	—	488	592,631	593,119
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	946,034	953,654
Secured by 1-4 family residential properties	8,161	3,066	5,437	16,664	2,013,463	2,030,127
Commercial and industrial loans	1,592	45	790	2,427	1,687,105	1,689,532
Consumer loans	1,329	390	417	2,136	163,891	166,027
State and other political subdivision loans	143	—	177	320	1,188,383	1,188,703
Other commercial loans	378	29	190	597	496,633	497,230
Total	$16,210	$8,184	$17,600	$41,994	$11,544,070	$11,586,064

	December 31, 2021
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$323	$11	$5,241	$5,575	$591,393	$596,968
Other secured by 1-4 family residential properties	1,811	368	567	2,746	514,937	517,683
Secured by nonfarm, nonresidential properties	845	—	1,442	2,287	2,974,797	2,977,084
Other real estate secured	—	—	142	142	725,901	726,043
Other loans secured by real estate:
Other construction	—	—	—	—	711,813	711,813
Secured by 1-4 family residential properties	2,799	531	6,720	10,050	1,450,260	1,460,310
Commercial and industrial loans	607	41	1,107	1,755	1,412,524	1,414,279
Consumer loans	1,673	182	305	2,160	160,395	162,555
State and other political subdivision loans	32	—	177	209	1,146,042	1,146,251
Other commercial loans	220	32	118	370	534,473	534,843
Total	$8,310	$1,165	$15,819	$25,294	$10,222,535	$10,247,829

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

At September 30, 2022 and 2021, LHFI classified as TDRs totaled $15.7 million and $23.5 million, respectively. At September 30, 2022, TDRs were primarily comprised of bankruptcies, payment concessions and credits with interest-only payments for an extended period of time which totaled $13.6 million. At September 30, 2021, TDRs were primarily comprised of bankruptcies, payment concessions and credits with interest-only payments for an extended period of time which totaled $20.1 million. Trustmark had $86 thousand in unused commitments on TDRs at September 30, 2022, compared to $1.0 million at September 30, 2021.

At September 30, 2022 and 2021, TDRs had a related ACL, LHFI of $1.3 million and $2.6 million, respectively. Trustmark had $9 thousand in charge-offs on TDRs for the nine months ended September 30, 2022, compared to $3.7 million for the nine months ended September 30, 2021.

The following table illustrates the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	2	$248	$241	—	$—	$—
Secured by nonfarm, nonresidential properties	1	501	499	3	483	483
Other loans secured by real estate:
Secured by 1-4 family residential properties	4	158	166	1	152	152
Total	7	$907	$906	4	$635	$635

	Nine Months Ended September 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$146	$146	5	$5,582	$5,582
Other secured by 1-4 family residential properties	4	321	314	3	37	37
Secured by nonfarm, nonresidential properties	4	6,505	6,503	4	860	860
Other real estate secured	1	85	85	—	—	—
Other loans secured by real estate:
Secured by 1-4 family residential properties	10	1,182	1,209	4	401	401
Commercial and industrial loans	1	500	500	2	1,014	1,014
Other commercial loans	—	—	—	2	4,929	4,929
Total	21	$8,739	$8,757	20	$12,823	$12,823

The table below includes the balances at default for TDRs modified within the last twelve months for which there was a payment default during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land	—	$—	5	$5,582
Other secured by 1-4 family residential properties	—	—	1	16
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	1	78
Other commercial loans	—	—	2	4,929
Total	—	$—	9	$10,605

Trustmark’s TDRs have resulted primarily from allowing the borrower to pay interest-only for an extended period of time and payment concessions. Accordingly, as shown above, these TDRs have a similar recorded investment for both the pre-modification and post-modification disclosure. Trustmark has utilized loans 90 days or more past due to define payment default in determining TDRs that have subsequently defaulted.

The following tables detail LHFI classified as TDRs by loan class at September 30, 2022 and 2021 ($ in thousands):

	September 30, 2022
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$4,162	$4,162
Other secured by 1-4 family residential properties	195	862	1,057
Secured by nonfarm, nonresidential properties	—	4,117	4,117
Other real estate secured	—	79	79
Other loans secured by real estate:
Secured by 1-4 family residential properties	114	3,314	3,428
Commercial and industrial loans	—	49	49
State and other political subdivision loans	—	2,811	2,811
Other commercial loans	—	36	36
Total TDRs	$309	$15,430	$15,739

	September 30, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$4,607	$4,607
Other secured by 1-4 family residential properties	—	1,007	1,007
Secured by nonfarm, nonresidential properties	394	2,961	3,355
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	2,292	2,292
Commercial and industrial loans	2,000	1,600	3,600
Consumer loans	—	11	11
State and other political subdivision loans	—	3,609	3,609
Other commercial loans	—	5,009	5,009
Total TDRs	$2,394	$21,096	$23,490

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$4,273	$—	$—	$—	$—	$4,273
Other secured by 1-4 family residential properties	489	—	—	—	—	489
Secured by nonfarm, nonresidential properties	5,493	—	—	—	—	5,493
Other loans secured by real estate:
Other construction	7,620	—	—	—	—	7,620
Secured by 1-4 family residential properties	1,233	—	—	—	—	1,233
Commercial and industrial loans	40	—	349	398	24,494	25,281
State and other political subdivision loans	2,988	—	—	—	—	2,988
Other commercial loans	—	—	—	—	36	36
Total	$22,136	$—	$349	$398	$24,530	$47,413

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,198	$—	$—	$—	$—	$5,198
Secured by nonfarm, nonresidential properties	11,072	—	—	—	—	11,072
Other real estate secured	56	—	—	—	—	56
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,319	—	—	—	—	1,319
Commercial and industrial loans	42	349	1,253	370	16,430	18,444
State and other political subdivision loans	3,664	—	—	—	—	3,664
Other commercial loans	4,572	—	—	—	36	4,608
Total	$25,923	$349	$1,253	$370	$16,466	$44,361

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
The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at September 30, 2022 and December 31, 2021 ($ in thousands):

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of September 30, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$303,156	$162,650	$36,577	$7,545	$1,445	$2,772	$78,876	$593,021
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	159	245	—	3,886	—	—	—	4,290
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	303,315	162,895	36,577	11,431	1,445	2,814	78,876	597,353

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$33,783	$34,326	$18,228	$9,818	$7,141	$3,556	$13,669	$120,521
Special Mention - RR 7	—	98	19	—	—	—	—	117
Substandard - RR 8	522	126	123	89	156	295	—	1,311
Doubtful - RR 9	—	16	—	—	—	—	—	16
Total	34,305	34,566	18,370	9,907	7,297	3,851	13,669	121,965

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$680,957	$654,012	$616,131	$494,170	$258,703	$331,303	$121,487	$3,156,763
Special Mention - RR 7	933	—	—	273	—	—	—	1,206
Substandard - RR 8	13,216	1,779	9,408	928	4,626	18,861	—	48,818
Doubtful - RR 9	36	—	—	84	—	18	—	138
Total	695,142	655,791	625,539	495,455	263,329	350,182	121,487	3,206,925

Other real estate secured:
Pass - RR 1 through RR 6	$193,674	$124,859	$113,221	$115,830	$11,679	$19,849	$13,557	$592,669
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	64	—	7	79	96	246
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	193,674	124,859	113,285	115,830	11,686	19,928	13,653	592,915

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of September 30, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$254,890	$320,751	$369,552	$841	$—	$—	$—	$946,034
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,620	—	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	254,890	328,371	369,552	841	—	—	—	953,654

Commercial and industrial loans:
Pass - RR 1 through RR 6	$505,209	$273,347	$151,087	$50,821	$17,795	$72,908	$574,211	$1,645,378
Special Mention - RR 7	—	—	9	—	—	—	—	9
Substandard - RR 8	7,577	10,000	1,208	375	91	5,403	19,273	43,927
Doubtful - RR 9	127	16	12	10	38	4	11	218
Total	512,913	283,363	152,316	51,206	17,924	78,315	593,495	1,689,532

State and other political subdivision loans:
Pass - RR 1 through RR 6	$320,188	$234,723	$127,801	$41,354	$22,216	$436,733	$—	$1,183,015
Special Mention - RR 7	—	—	—	—	—	2,700	—	2,700
Substandard - RR 8	—	—	—	—	—	2,988	—	2,988
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	320,188	234,723	127,801	41,354	22,216	442,421	—	1,188,703

Other commercial loans:
Pass - RR 1 through RR 6	$80,800	$42,678	$30,671	$38,759	$6,919	$25,768	$256,633	$482,228
Special Mention - RR 7	879	—	—	—	—	—	—	879
Substandard - RR 8	3,711	106	2	36	29	1,179	9,013	14,076
Doubtful - RR 9	24	—	—	—	—	23	—	47
Total	85,414	42,784	30,673	38,795	6,948	26,970	265,646	497,230

Total commercial LHFI	$2,399,841	$1,867,352	$1,474,113	$764,819	$330,845	$924,481	$1,086,826	$8,848,277

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of September 30, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$43,286	$42,072	$4,438	$2,265	$1,728	$2,179	$—	$95,968
Past due 30-89 days	—	306	—	—	19	27	—	352
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	59	—	—	—	9	—	68
Total	43,286	42,437	4,438	2,265	1,747	2,215	—	96,388

Other secured by 1-4 family residential properties:
Current	$15,589	$8,922	$5,635	$5,245	$4,473	$8,101	$391,803	$439,768
Past due 30-89 days	81	77	10	57	6	333	1,256	1,820
Past due 90 days or more	—	—	—	—	—	37	256	293
Nonaccrual	88	22	4	22	8	450	2,545	3,139
Total	15,758	9,021	5,649	5,324	4,487	8,921	395,860	445,020

Secured by nonfarm, nonresidential properties:
Current	$—	$21	$—	$—	$—	$—	$—	$21
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	21	—	—	—	—	—	21

Other real estate secured:
Current	$—	$—	$91	$—	$6	$107	$—	$204
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	91	—	6	107	—	204

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of September 30, 2022	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$859,525	$571,302	$207,478	$112,197	$84,201	$169,410	$—	$2,004,113
Past due 30-89 days	1,797	3,525	1,318	313	542	2,665	—	10,160
Past due 90 days or more	—	918	136	—	—	31	—	1,085
Nonaccrual	855	1,856	2,849	1,871	1,722	5,616	—	14,769
Total	862,177	577,601	211,781	114,381	86,465	177,722	—	2,030,127

Consumer loans:
Current	$57,103	$33,978	$12,889	$3,337	$2,137	$596	$53,725	$163,765
Past due 30-89 days	739	153	134	24	25	15	626	1,716
Past due 90 days or more	44	174	2	1	—	—	196	417
Nonaccrual	61	20	3	2	5	—	38	129
Total	57,947	34,325	13,028	3,364	2,167	611	54,585	166,027

Total consumer LHFI	$979,168	$663,405	$234,987	$125,334	$94,872	$189,576	$450,445	$2,737,787

Total LHFI	$3,379,009	$2,530,757	$1,709,100	$890,153	$425,717	$1,114,057	$1,537,271	$11,586,064

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$376,438	$76,176	$21,366	$2,189	$1,367	$2,890	$26,505	$506,931
Special Mention - RR 7	71	6,382	—	—	—	—	—	6,453
Substandard - RR 8	2,243	—	3,435	30	—	—	—	5,708
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	378,752	82,558	24,801	2,219	1,367	2,932	26,505	519,134

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$44,208	$23,269	$13,194	$9,722	$5,737	$3,076	$8,771	$107,977
Special Mention - RR 7	111	143	—	—	—	—	—	254
Substandard - RR 8	721	150	6	166	46	627	—	1,716
Doubtful - RR 9	22	—	—	—	—	—	—	22
Total	45,062	23,562	13,200	9,888	5,783	3,703	8,771	109,969

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$750,869	$604,026	$610,446	$350,603	$183,115	$279,529	$113,808	$2,892,396
Special Mention - RR 7	1,510	9,584	412	—	1,562	4,522	—	17,590
Substandard - RR 8	11,017	2,357	13,609	3,591	5,988	29,309	1,025	66,896
Doubtful - RR 9	43	—	105	—	—	21	—	169
Total	763,439	615,967	624,572	354,194	190,665	313,381	114,833	2,977,051

Other real estate secured:
Pass - RR 1 through RR 6	$256,273	$105,687	$220,487	$64,268	$6,816	$56,196	$13,350	$723,077
Special Mention - RR 7	—	—	—	—	—	773	—	773
Substandard - RR 8	1,684	65	—	8	—	101	—	1,858
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	257,957	105,752	220,487	64,276	6,816	57,070	13,350	725,708

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$273,747	$393,580	$25,142	$—	$—	$—	$17,909	$710,378
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,435	—	—	—	—	—	—	1,435
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	275,182	393,580	25,142	—	—	—	17,909	711,813

Commercial and industrial loans:
Pass - RR 1 through RR 6	$503,073	$249,171	$74,239	$33,403	$50,016	$35,883	$400,423	$1,346,208
Special Mention - RR 7	643	365	147	550	48	—	99	1,852
Substandard - RR 8	14,530	1,338	1,221	1,119	9,237	386	38,182	66,013
Doubtful - RR 9	20	46	29	107	—	4	—	206
Total	518,266	250,920	75,636	35,179	59,301	36,273	438,704	1,414,279

State and other political subdivision loans:
Pass - RR 1 through RR 6	$381,317	$148,156	$56,987	$30,558	$95,491	$418,319	$8,409	$1,139,237
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,664	—	3,664
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	381,317	148,156	56,987	30,558	95,491	425,333	8,409	1,146,251

Other commercial loans:
Pass - RR 1 through RR 6	$103,504	$38,661	$64,871	$8,643	$7,924	$41,112	$232,476	$497,191
Special Mention - RR 7	4,059	—	—	—	—	—	9,013	13,072
Substandard - RR 8	4,532	6,681	82	212	—	—	13,000	24,507
Doubtful - RR 9	—	50	—	—	—	23	—	73
Total	112,095	45,392	64,953	8,855	7,924	41,135	254,489	534,843

Total commercial LHFI	$2,732,070	$1,665,887	$1,105,778	$505,169	$367,347	$879,827	$882,970	$8,139,048

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$51,849	$16,204	$3,024	$3,059	$797	$2,404	$—	$77,337
Past due 30-89 days	—	265	49	5	—	14	—	333
Past due 90 days or more	—	—	—	—	—	7	—	7
Nonaccrual	64	—	—	—	—	93	—	157
Total	51,913	16,469	3,073	3,064	797	2,518	—	77,834

Other secured by 1-4 family residential properties:
Current	$21,166	$11,098	$6,119	$5,903	$3,291	$7,853	$347,743	$403,173
Past due 30-89 days	5	34	87	114	—	145	1,214	1,599
Past due 90 days or more	—	4	—	—	—	13	91	108
Nonaccrual	26	70	29	9	341	274	2,085	2,834
Total	21,197	11,206	6,235	6,026	3,632	8,285	351,133	407,714

Secured by nonfarm, nonresidential properties:
Current	$31	$—	$—	$—	$2	$—	$—	$33
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	31	—	—	—	2	—	—	33

Other real estate secured:
Current	$—	$97	$—	$8	$60	$170	$—	$335
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	97	—	8	60	170	—	335

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$622,330	$233,951	$137,500	$107,345	$56,374	$285,919	$—	$1,443,419
Past due 30-89 days	542	494	333	10	369	714	—	2,462
Past due 90 days or more	199	501	165	122	218	450	—	1,655
Nonaccrual	272	1,875	1,419	2,105	916	6,187	—	12,774
Total	623,343	236,821	139,417	109,582	57,877	293,270	—	1,460,310

Consumer loans:
Current	$65,366	$25,512	$8,498	$4,734	$1,289	$378	$54,518	$160,295
Past due 30-89 days	989	223	123	22	10	5	468	1,840
Past due 90 days or more	26	23	6	—	—	—	248	303
Nonaccrual	71	17	2	13	8	—	6	117
Total	66,452	25,775	8,629	4,769	1,307	383	55,240	162,555

Total consumer LHFI	$762,936	$290,368	$157,354	$123,449	$63,675	$304,626	$406,373	$2,108,781

Total LHFI	$3,495,006	$1,956,255	$1,263,132	$628,618	$431,022	$1,184,453	$1,289,343	$10,247,829

Past Due LHFS

LHFS past due 90 days or more totaled $48.3 million and $69.9 million at September 30, 2022 and December 31, 2021, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2022 or 2021.

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

The consumer LHFI portfolio segment is comprised of loans that are centrally underwritten based on a credit scoring system as well as an evaluation of the borrower’s repayment capacity, credit, and collateral. Property appraisals are obtained to assist in evaluating collateral. Loan-to-value and debt-to-income ratios, loan amount, and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends such as conditions that negatively affect housing prices and demand and levels of unemployment.

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

Trustmark determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Trustmark uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans. The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting changed rapidly. At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

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

During the first quarter of 2022, in order to account for the potential uncertainty related to higher prices and low economic growth, Trustmark chose to enact a portion of the qualitative framework, External Factor - Stagflation. Management calculated the reserve using a third-party stagflation forecast and compared it to the third-party baseline forecast used in the quantitative modeling. The weighted differential is added as qualitative reserves to account for potential uncertainty.

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$451	$9,800	$10,251	$4,273	689,468	$693,741
Other secured by 1-4 family residential properties	—	10,739	10,739	489	566,496	566,985
Secured by nonfarm, nonresidential properties	—	25,924	25,924	5,493	3,201,453	3,206,946
Other real estate secured	—	3,398	3,398	—	593,119	593,119
Other loans secured by real estate:
Other construction	7,620	6,299	13,919	7,620	946,034	953,654
Secured by 1-4 family residential properties	—	15,395	15,395	1,233	2,028,894	2,030,127
Commercial and industrial loans	10,622	13,482	24,104	25,281	1,664,251	1,689,532
Consumer loans	—	5,028	5,028	—	166,027	166,027
State and other political subdivision loans	719	875	1,594	2,988	1,185,715	1,188,703
Other commercial loans	36	4,662	4,698	36	497,194	497,230
Total	$19,448	$95,602	$115,050	$47,413	$11,538,651	$11,586,064

	December 31, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$278	$5,801	$6,079	$5,198	$591,770	$596,968
Other secured by 1-4 family residential properties	—	10,310	10,310	—	517,683	517,683
Secured by nonfarm, nonresidential properties	—	37,912	37,912	11,072	2,966,012	2,977,084
Other real estate secured	—	4,713	4,713	56	725,987	726,043
Other loans secured by real estate:
Other construction	—	5,968	5,968	—	711,813	711,813
Secured by 1-4 family residential properties	—	2,706	2,706	1,319	1,458,991	1,460,310
Commercial and industrial loans	5,750	13,189	18,939	18,444	1,395,835	1,414,279
Consumer loans	—	4,774	4,774	—	162,555	162,555
State and other political subdivision loans	1,394	1,314	2,708	3,664	1,142,587	1,146,251
Other commercial loans	203	5,145	5,348	4,608	530,235	534,843
Total	$7,625	$91,832	$99,457	$44,361	$10,203,468	$10,247,829

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$103,140	$104,032	$99,457	$117,306
Loans charged-off	(2,920)	(1,586)	(7,439)	(7,659)
Recoveries	1,911	4,119	8,257	11,410
Net (charge-offs) recoveries	(1,009)	2,533	818	3,751
PCL, LHFI	12,919	(2,492)	14,775	(16,984)
Balance at end of period	$115,050	$104,073	$115,050	$104,073

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended September 30, 2022
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:					.
Construction, land development and other land	$7,301	$(189)	$43	$3,096	$10,251
Other secured by 1-4 family residential properties	10,038	(33)	234	500	10,739
Secured by nonfarm, nonresidential properties	29,735	—	35	(3,846)	25,924
Other real estate secured	3,297	—	4	97	3,398
Other loans secured by real estate:
Other construction	14,397	(153)	1	(326)	13,919
Secured by 1-4 family residential properties	12,250	(37)	125	3,057	15,395
Commercial and industrial loans	14,103	(191)	111	10,081	24,104
Consumer loans	5,139	(458)	425	(78)	5,028
State and other political subdivision loans	1,917	—	—	(323)	1,594
Other commercial loans	4,963	(1,859)	933	661	4,698
Total	$103,140	$(2,920)	$1,911	$12,919	$115,050

The increases in the PCL, LHFI for the three months ended September 30, 2022 were primarily due to a less positive outlook in the macroeconomic forecasting, an increase in loan growth and specific reserves for individually analyzed loans.

The PCL, LHFI for the secured by nonfarm, nonresidential properties portfolio decreased $3.8 million during the three months ended September 30, 2022 primarily due to reductions in the pandemic qualitative factor.

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

The decreases in the PCL, LHFI for the three months ended September 30, 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate and the PD and LGD floors.

The PCL, LHFI for the commercial and industrial loan portfolio increased $3.4 million during the three months ended September 30, 2021 primarily due to specific reserves on individually analyzed credits.

	Nine Months Ended September 30, 2022
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$6,079	$(223)	$1,230	$3,165	$10,251
Other secured by 1-4 family residential properties	10,310	(95)	529	(5)	10,739
Secured by nonfarm, nonresidential properties	37,912	—	1,536	(13,524)	25,924
Other real estate secured	4,713	(131)	11	(1,195)	3,398
Other loans secured by real estate:
Other construction	5,968	(153)	205	7,899	13,919
Secured by 1-4 family residential properties	2,706	(116)	135	12,670	15,395
Commercial and industrial loans	18,939	(566)	414	5,317	24,104
Consumer loans	4,774	(1,394)	1,256	392	5,028
State and other political subdivision loans	2,708	—	—	(1,114)	1,594
Other commercial loans	5,348	(4,761)	2,941	1,170	4,698
Total	$99,457	$(7,439)	$8,257	$14,775	$115,050

The increases in the PCL, LHFI for the nine months ended September 30, 2022 were primarily due to loan growth, the nature and volume of the portfolio, and specific reserves for individually analyzed loans.

For the nine months ended September 30, 2022, the decreases in the PCL, LHFI for the secured by nonfarm, nonresidential properties and other real estate secured loan portfolios was primarily due to a positive economic outlook and the initial stages of resolution of the External Factor- Pandemic qualitative factor. The decrease in the PCL, LHFI for the state and other political subdivision loans portfolio was due to routine modeling assumption updates.

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

The decreases in the PCL, LHFI for the nine months ended September 30, 2021 were primarily due to improvements in the macroeconomic forecasting variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate and Southern Vacancy Rate.

The PCL, LHFI for the commercial and industrial loan portfolio increased $4.3 million during the nine months ended September 30, 2021 and was primarily due to specific reserves on individually analyzed loans.

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$87,687	$66,464
Origination of servicing assets	14,452	22,015
Change in fair value:
Due to market changes	41,529	11,037
Due to run-off	(11,053)	(15,415)
Balance at end of period	$132,615	$84,101

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At September 30, 2022, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 9.58% compared to an assumed average prepayment speed of 12 CPR and an average discount rate of 9.55% at September 30, 2021.

Mortgage Loans Serviced/Sold

During the first nine months of 2022 and 2021, Trustmark sold $1.026 billion and $1.796 billion, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $16.9 million for the first nine months of 2022 compared to $47.0 million for the first nine months of 2021.

The table below details the mortgage loans sold and serviced for others at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Federal National Mortgage Association	$4,724,342	$4,709,584
Government National Mortgage Association	3,295,281	3,194,373
Federal Home Loan Mortgage Corporation	46,717	35,971
Other	11,317	13,272
Total mortgage loans sold and serviced for others	$8,077,657	$7,953,200

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both September 30, 2022 and 2021, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At September 30, 2022, Trustmark’s geographic other real estate distribution was primarily concentrated in its Mississippi market region. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance at beginning of period	$4,557	$11,651
Additions	1,430	770
Disposals	(2,503)	(4,326)
(Write-downs) recoveries	(513)	(1,882)
Balance at end of period	$2,971	$6,213

Gains (losses), net on the sale of other real estate included in other real estate expense	$(465)	$(716)

At September 30, 2022 and December 31, 2021, other real estate by type of property consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
1-4 family residential properties	$1,161	$94
Nonfarm, nonresidential properties	1,513	4,463
Other real estate properties	297	—
Total other real estate	$2,971	$4,557

At September 30, 2022 and December 31, 2021, other real estate by geographic location consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Alabama	$217	$—
Mississippi (1)	2,754	4,557
Total other real estate	$2,971	$4,557
(1)
Mississippi includes Central and Southern Mississippi Regions.

At September 30, 2022, the balance of other real estate included $1.2 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $94 thousand at December 31, 2021. At September 30, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1.8 million and $1.2 million, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance leases:
Amortization of right-of-use assets	$356	$388	$1,122	$1,159
Interest on lease liabilities	46	54	143	167
Operating lease cost	1,309	1,332	3,877	3,979
Short-term lease cost	98	108	328	337
Variable lease cost	257	310	891	928
Sublease income	(4)	(118)	(166)	(271)
Net lease cost	$2,062	$2,074	$6,195	$6,299

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Finance leases:
Operating cash flows included in operating activities	$143	$167
Financing cash flows included in payments under finance lease obligations	1,070	1,072
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	4,389	3,509
Operating cash flows (liability reduction) included in other operating activities, net	3,075	2,929

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Finance lease right-of-use assets, net of accumulated depreciation	$4,894	$6,017
Finance lease liabilities	5,394	6,464
Operating lease right-of-use assets	37,282	34,603
Operating lease liabilities	39,797	36,468

Weighted-average lease term:
Finance leases	8.59 years	8.37 years
Operating leases	9.85 years	9.25 years

Weighted-average discount rate:
Finance leases	3.42%	3.24%
Operating leases	3.18%	2.84%

At September 30, 2022, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$384	$1,214
2023	885	4,998
2024	572	5,008
2025	584	4,926
2026	589	4,730
Thereafter	3,279	25,422
Total minimum lease payments	6,293	46,298
Less imputed interest	(899)	(6,501)
Lease liabilities	$5,394	$39,797

Note 7 – Deposits

At September 30, 2022 and December 31, 2021, deposits consisted of the following ($ in thousands):

	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$4,358,805	$4,771,065
Interest-bearing demand	4,391,477	4,372,500
Savings	4,583,162	4,745,137
Time	1,091,736	1,198,458
Total	$14,425,180	$15,087,160

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $94.2 million and $252.4 million at September 30, 2022 and December 31, 2021, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. As of September 30, 2022, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$33,494	$167,310
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,593	1,475
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	44,256	24,528
Total securities sold under repurchase agreements	$79,343	$193,313

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense, net. Other real estate sales for the three and nine months ended September 30, 2022 resulted in a net losses of $11 thousand and $465 thousand, respectively, compared to a net losses of $734 thousand and $716 thousand for the three and nine months ended September 30, 2021, respectively.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$11,296	$—	$11,296	$8,893	$—	$8,893
Bank card and other fees	7,644	1,648	9,292	7,561	979	8,540
Mortgage banking, net	—	6,876	6,876	—	14,004	14,004
Wealth management	263	—	263	13	—	13
Other, net	1,724	239	1,963	1,826	(413)	1,413
Total noninterest income	$20,927	$8,763	$29,690	$18,293	$14,570	$32,863

Wealth Management Segment
Service charges on deposit accounts	$22	$—	$22	$18	$—	$18
Bank card and other fees	13	—	13	9	—	9
Wealth management	8,515	—	8,515	9,058	—	9,058
Other, net	447	10	457	32	9	41
Total noninterest income	$8,997	$10	$9,007	$9,117	$9	$9,126

Insurance Segment
Insurance commissions	$13,911	$—	$13,911	$12,133	$—	$12,133
Other, net	(2)	—	(2)	27	—	27
Total noninterest income	$13,909	$—	$13,909	$12,160	$—	$12,160

Consolidated
Service charges on deposit accounts	$11,318	$—	$11,318	$8,911	$—	$8,911
Bank card and other fees	7,657	1,648	9,305	7,570	979	8,549
Mortgage banking, net	—	6,876	6,876	—	14,004	14,004
Insurance commissions	13,911	—	13,911	12,133	—	12,133
Wealth management	8,778	—	8,778	9,071	—	9,071
Other, net	2,169	249	2,418	1,885	(404)	1,481
Total noninterest income	$43,833	$8,773	$52,606	$39,570	$14,579	$54,149
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

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$30,932	$—	$30,932	$23,822	$—	$23,822
Bank card and other fees	23,726	4,153	27,879	23,264	3,031	26,295
Mortgage banking, net	—	24,898	24,898	—	52,141	52,141
Wealth management	468	—	468	33	—	33
Other, net	6,097	896	6,993	4,913	478	5,391
Total noninterest income	$61,223	$29,947	$91,170	$52,032	$55,650	$107,682

Wealth Management Segment
Service charges on deposit accounts	$63	$—	$63	$58	$—	$58
Bank card and other fees	35	—	35	27	—	27
Wealth management	26,466	—	26,466	26,400	—	26,400
Other, net	512	29	541	99	25	124
Total noninterest income	$27,076	$29	$27,105	$26,584	$25	$26,609

Insurance Segment
Insurance commissions	$41,702	$—	$41,702	$36,795	$—	$36,795
Other, net	(3)	—	(3)	57	—	57
Total noninterest income	$41,699	$—	$41,699	$36,852	$—	$36,852

Consolidated
Service charges on deposit accounts	$30,995	$—	$30,995	$23,880	$—	$23,880
Bank card and other fees	23,761	4,153	27,914	23,291	3,031	26,322
Mortgage banking, net	—	24,898	24,898	—	52,141	52,141
Insurance commissions	41,702	—	41,702	36,795	—	36,795
Wealth management	26,934	—	26,934	26,433	—	26,433
Other, net	6,606	925	7,531	5,069	503	5,572
Total noninterest income	$129,998	$29,976	$159,974	$115,468	$55,675	$171,143
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$28	$63	$86	$189
Interest cost	48	43	144	129
Expected return on plan assets	(30)	(33)	(90)	(98)
Recognized net loss due to lump sum settlements	—	183	—	183
Recognized net actuarial loss	52	149	172	446
Net periodic benefit cost	$98	$405	$312	$849

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$18	$19	$54	$57
Interest cost	316	277	962	847
Amortization of prior service cost	28	28	83	84
Recognized net actuarial loss	243	295	742	896
Net periodic benefit cost	$605	$619	$1,841	$1,884

Note 11 – Stock and Incentive Compensation

Trustmark has granted stock and incentive compensation awards and units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. At September 30, 2022, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 998,756 shares.

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

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended September 30, 2022
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	151,756	354,709
Granted	—	6,992
Released from restriction	—	(169)
Forfeited	(1,670)	(3,177)
Nonvested shares, end of period	150,086	358,355

	Nine Months Ended September 30, 2022
	Performance Awards and Units	Time-Vested Awards and Units
Nonvested shares, beginning of period	140,821	337,466
Granted	60,773	133,307
Released from restriction	(19,723)	(106,096)
Forfeited	(31,785)	(6,322)
Nonvested shares, end of period	150,086	358,355

The following table presents information regarding compensation expense for awards and units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Performance awards and units	$381	$311	$916	$517
Time-vested awards and units	848	805	2,798	3,994
Total compensation expense	$1,229	$1,116	$3,714	$4,511

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At September 30, 2022 and 2021, Trustmark had unused commitments to extend credit of $5.171 billion and $4.907 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At September 30, 2022 and 2021, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $140.6 million and $129.0 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of September 30, 2022 and 2021, the fair value of collateral held was $32.6 million and $38.6 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of September 30, 2022 and December 31, 2021.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$32,949	$33,733	$35,623	$38,572
PCL, off-balance sheet credit exposures	(1,326)	(1,049)	(4,000)	(5,888)
Balance at end of period	$31,623	$32,684	$31,623	$32,684

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended September 30, 2022 was primarily due to decreases in the total reserve rate used in the calculation for off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the nine months ended September 30, 2022 was primarily due to a decrease in the unfunded balances.

The decrease in the ACL on off-balance sheet credit exposures for the three and nine months ended September 30, 2021 was primarily due to improvements of the overall economy and macroeconomic factors used to determine the necessary reserves for off-balance sheet credit exposures.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic shares	61,115	62,522	61,334	63,041
Dilutive shares	204	208	186	179
Diluted shares	61,319	62,730	61,520	63,220

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. Trustmark had no weighted-average antidilutive stock awards for the three and nine months ended September 30, 2022 and 2021.

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Income taxes paid	$1,241	$14,825
Interest expense paid on deposits and borrowings	17,077	19,354
Noncash transfers from loans to other real estate	1,430	770
Finance right-of-use assets resulting from lease liabilities	—	92
Operating right-of-use assets resulting from lease liabilities	6,572	6,833

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2021 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of September 30, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2022. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2022, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2022 and December 31, 2021 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At September 30, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,461,134	10.63%	7.00%	n/a
Trustmark National Bank	1,548,097	11.26%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,521,134	11.06%	8.50%	n/a
Trustmark National Bank	1,548,097	11.26%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,766,527	12.85%	10.50%	n/a
Trustmark National Bank	1,670,283	12.15%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,521,134	9.01%	4.00%	n/a
Trustmark National Bank	1,548,097	9.19%	4.00%	5.00%

At December 31, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,425,227	11.29%	7.00%	n/a
Trustmark National Bank	1,518,599	12.03%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,485,227	11.77%	8.50%	n/a
Trustmark National Bank	1,518,599	12.03%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,710,700	13.55%	10.50%	n/a
Trustmark National Bank	1,621,030	12.84%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,485,227	8.73%	4.00%	n/a
Trustmark National Bank	1,518,599	8.94%	4.00%	5.00%

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

On December 7, 2021, Trustmark's Board of Directors authorized a stock repurchase program effective January 1, 2022, under which $100.0 million of Trustmark's outstanding shares may be acquired through December 31, 2022. The repurchase program, which is subject to market conditions and management discretion, will continue to be implemented through open market repurchases or privately negotiated transactions. Under this authority, Trustmark repurchased approximately 247 thousand shares of its common stock valued at $8.0 million during the three months ended September 30, 2022. During the first nine months of 2022, Trustmark repurchased approximately 789 thousand shares of its outstanding common stock valued at $24.6 million.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the periods presented ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 10 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income. Reclassification adjustments related to the cash flow hedge derivative are included in interest and fees on LHFS and LHFI in the accompanying consolidated statements of income.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(114,317)	$28,580	$(85,737)	$(12,543)	$3,136	$(9,407)
Change in net unrealized holding loss on securities transferred to held to maturity	1,800	(450)	1,350	636	(159)	477
Total securities available for sale and transferred securities	(112,517)	28,130	(84,387)	(11,907)	2,977	(8,930)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	28	(7)	21
Recognized net loss due to lump sum settlements	—	—	—	183	(46)	137
Change in net actuarial loss	295	(74)	221	444	(111)	333
Total pension and other postretirement benefit plans	323	(81)	242	655	(164)	491
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(19,524)	4,881	(14,643)	—	—	—
Reclassification adjustment for (gain) loss realized in net income	(643)	161	(482)	—	—	—
Total cash flow hedge derivatives	(20,167)	5,042	(15,125)	—	—	—
Total other comprehensive income (loss)	$(132,361)	$33,091	$(99,270)	$(11,252)	$2,813	$(8,439)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(314,517)	$78,630	$(235,887)	$(27,731)	$6,933	$(20,798)
Change in net unrealized holding loss on securities transferred to held to maturity	(31,451)	7,863	(23,588)	2,083	(521)	1,562
Total securities available for sale and transferred securities	(345,968)	86,493	(259,475)	(25,648)	6,412	(19,236)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	83	(21)	62	84	(21)	63
Recognized net loss due to lump sum settlements	—	—	—	183	(46)	137
Change in net actuarial loss	914	(228)	686	1,342	(335)	1,007
Total pension and other postretirement benefit plans	997	(249)	748	1,609	(402)	1,207
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(19,524)	4,881	(14,643)	—	—	—
Reclassification adjustment for (gain) loss realized in net income	(643)	161	(482)	—	—	—
Total cash flow hedge derivatives	(20,167)	5,042	(15,125)	—	—	—
Total other comprehensive income (loss)	$(365,138)	$91,286	$(273,852)	$(24,039)	$6,010	$(18,029)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2022	$(17,774)	$(14,786)	$—	$(32,560)
Other comprehensive income (loss) before reclassification	(259,475)	—	(14,643)	(274,118)
Amounts reclassified from accumulated other comprehensive income (loss)	—	748	(482)	266
Net other comprehensive income (loss)	(259,475)	748	(15,125)	(273,852)
Balance at September 30, 2022	$(277,249)	$(14,038)	$(15,125)	$(306,412)

Balance at January 1, 2021	$17,331	$(18,382)	$—	$(1,051)
Other comprehensive income (loss) before reclassification	(19,236)	—	—	(19,236)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,207	—	1,207
Net other comprehensive income (loss)	(19,236)	1,207	—	(18,029)
Balance at September 30, 2021	$(1,905)	$(17,175)	$—	$(19,080)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the nine months ended September 30, 2022 and the year ended December 31, 2021.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$416,278	$416,278	$—	$—
U.S. Government agency obligations	9,116	—	9,116	—
Obligations of states and political subdivisions	4,763	—	4,763	—
Mortgage-backed securities	2,014,329	—	2,014,329	—
Securities available for sale	2,444,486	416,278	2,028,208	—
LHFS	165,213	—	165,213	—
MSR	132,615	—	—	132,615
Other assets - derivatives	9,027	16	9,879	(868)
Other liabilities - derivatives	52,652	7,999	44,653	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$344,640	$344,640	$—	$—
U.S. Government agency obligations	13,727	—	13,727	—
Obligations of states and political subdivisions	5,714	—	5,714	—
Mortgage-backed securities	2,874,796	—	2,874,796	—
Securities available for sale	3,238,877	344,640	2,894,237	—
LHFS	275,706	—	275,706	—
MSR	87,687	—	—	87,687
Other assets - derivatives	24,809	2,794	20,156	1,859
Other liabilities - derivatives	4,677	414	4,263	—

The changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2022 and 2021 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	30,476	(401)
Additions	14,452	—
Sales	—	(2,326)
Balance, September 30, 2022	$132,615	$(868)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2022	$41,530	$(1,181)

Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	(4,378)	7,664
Additions	22,015	—
Sales	—	(14,715)
Balance, September 30, 2021	$84,101	$2,509

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at September 30, 2021	$11,037	$2,722

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at September 30, 2022, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At September 30, 2022, Trustmark had outstanding balances of $47.4 million with a related ACL of $19.4 million in collateral-dependent LHFI, compared to outstanding balances of $44.4 million with a related ACL of $7.6 million in collateral-dependent LHFI at December 31, 2021. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $3.0 million were remeasured during the first nine months of 2022, requiring write-downs of $1.0 million to reach their current fair values compared to $5.4 million of foreclosed assets that were remeasured during the first nine months of 2021, requiring write-downs of $328 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at September 30, 2022 and December 31, 2021, are as follows ($ in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$489,735	$489,735	$2,266,829	$2,266,829
Securities held to maturity	1,156,985	1,065,828	342,537	353,511
Level 3 Inputs:
Net LHFI and PPP loans	11,475,812	11,194,672	10,181,708	10,123,379

Financial Liabilities:
Level 2 Inputs:
Deposits	14,425,180	14,396,980	15,087,160	15,084,440
Federal funds purchased and securities sold under repurchase agreements	544,068	544,068	238,577	238,577
Other borrowings	223,172	223,165	91,025	91,022
Subordinated notes	123,207	113,750	123,042	128,438
Junior subordinated debt securities	61,856	47,629	61,856	49,485

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three and nine months ended September 30, 2022, net losses of $4.4 million and $6.7 million, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net losses of $593 thousand and $8.9 million for the three and nine months ended September 30, 2021, respectively. Interest and fees on LHFS and LHFI for the three and nine months ended September 30, 2022 included $2.0 million and $5.2 million, respectively, of interest earned on LHFS accounted for under the fair value option, compared to $1.7 million and $5.5 million for the three and nine months ended September 30, 2021, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $67.7 million and $84.5 million at September 30, 2022 and December 31, 2021, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Fair value of LHFS	$97,517	$191,242
LHFS contractual principal outstanding	100,053	186,535
Fair value less unpaid principal	$(2,536)	$4,707

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

FASB ASC Topic 815, Derivatives and Hedging (ASC 815), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

When entering into a hedge transaction, Trustmark formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for undertaking the hedge transaction, which includes designating the derivative instrument as a fair value or cash flow hedge to a specific asset or liability on the balance sheet or to specific forecasted transactions and the risk being hedged, along with a formal assessment at the inception of the hedge as to the effectiveness of the derivative instrument in offsetting changes in fair values or cash flows of the hedged item. Trustmark continues to assess hedge effectiveness on an ongoing basis using either a qualitative or a quantitative assessment (regression analysis).

As required by ASC 815, Trustmark records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether Trustmark has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. For cash flow hedges, changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive income (loss) and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. Upon discontinuation of hedge accounting for cash flow hedges, any amounts in accumulated other comprehensive income (loss) related to that relationship affects earnings at the same time and in the same manner in which the hedged transaction affects earnings. If it becomes probable that the forecasted transaction will not occur, any related amounts in accumulated other comprehensive income (loss) are reclassified to earnings immediately.

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program are to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2022, the aggregate notional value of Trustmark's interest rate swaps designated as cash flow hedges totaled $675.0 million.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $7.8 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $260.0 million at September 30, 2022 compared to $409.5 million at December 31, 2021. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $928 thousand and a net positive ineffectiveness $144 thousand for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the impact was a net negative ineffectiveness of $554 thousand and a net positive ineffectiveness of $1.7 million, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $140.5 million at September 30, 2022, with a positive valuation adjustment of $5.5 million, compared to $236.0 million, with a negative valuation adjustment of $81 thousand, at December 31, 2021.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $85.5 million at September 30, 2022, with a negative valuation adjustment of $868 thousand, compared to $142.6 million, with a positive valuation adjustment of $1.9 million, at December 31, 2021.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At September 30, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.491 billion related to this program, compared to $1.225 billion at December 31, 2021.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At September 30, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to a termination value of $655 thousand at December 31, 2021. At September 30, 2022 and December 31, 2021, Trustmark had posted collateral of $40 thousand and $850 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $50.6 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At September 30, 2022, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $225.6 million compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2022 and December 31, 2021.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at September 30, 2022 and December 31, 2021 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	September 30, 2022	December 31, 2021
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other liabilities (1)	$933	$—

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$16	$438
OTC written options (rate locks) included in other assets	(868)	1,859
Futures contracts included in other assets	—	2,356
Interest rate swaps included in other assets (1)	9,870	20,115
Credit risk participation agreements included in other assets	9	41
Futures contracts included in other liabilities	6,370	—
Forward contracts included in other liabilities	(5,550)	81
Exchange traded written options included in other liabilities	1,629	414
Interest rate swaps included in other liabilities (1)	49,260	4,144
Credit risk participation agreements included in other liabilities	10	38

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$643	$—	$643	$—

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$(8,405)	$(1,612)	$(39,181)	$(12,424)
Amount of gain (loss) recognized in bank card and other fees	63	217	385	1,152

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(14,643)	$—	$(14,643)	$—

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of September 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,870	$—	$9,870	$—	$(3,070)	$6,800

Offsetting of Derivative Liabilities
As of September 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$50,193	$—	$50,193	$—	$(40)	$50,153

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$20,115	$—	$20,115	$(55)	$—	$20,060

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,144	$—	$4,144	$(55)	$(850)	$3,239

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General Banking
Net interest income	$134,842	$96,928	$344,185	$316,205
Provision for credit losses	11,595	(3,539)	10,785	(22,865)
Noninterest income	29,690	32,863	91,170	107,682
Noninterest expense	108,740	112,996	318,425	319,159
Income before income taxes	44,197	20,334	106,145	127,593
Income taxes	6,396	3,693	14,571	18,953
General banking net income	$37,801	$16,641	$91,574	$108,640
Selected Financial Information
Total assets	$16,897,083	$17,015,176	$16,897,083	$17,015,176
Depreciation and amortization	$9,439	$11,653	$29,610	$33,563

Wealth Management
Net interest income	$1,266	$1,341	$3,948	$3,828
Provision for credit losses	(2)	(2)	(10)	(7)
Noninterest income	9,007	9,126	27,105	26,609
Noninterest expense	8,224	7,747	24,637	23,690
Income before income taxes	2,051	2,722	6,426	6,754
Income taxes	515	685	1,609	1,694
Wealth management net income	$1,536	$2,037	$4,817	$5,060
Selected Financial Information
Total assets	$205,873	$265,672	$205,873	$265,672
Depreciation and amortization	$71	$65	$217	$199

Insurance
Net interest income	$(3)	$(3)	$(8)	$(8)
Noninterest income	13,909	12,160	41,699	36,852
Noninterest expense	9,734	8,857	28,922	26,978
Income before income taxes	4,172	3,300	12,769	9,866
Income taxes	1,054	778	3,210	2,423
Insurance net income	$3,118	$2,522	$9,559	$7,443
Selected Financial Information
Total assets	$87,678	$83,796	$87,678	$83,796
Depreciation and amortization	$159	$191	$527	$575

Consolidated
Net interest income	$136,105	$98,266	$348,125	$320,025
Provision for credit losses	11,593	(3,541)	10,775	(22,872)
Noninterest income	52,606	54,149	159,974	171,143
Noninterest expense	126,698	129,600	371,984	369,827
Income before income taxes	50,420	26,356	125,340	144,213
Income taxes	7,965	5,156	19,390	23,070
Consolidated net income	$42,455	$21,200	$105,950	$121,143
Selected Financial Information
Total assets	$17,190,634	$17,364,644	$17,190,634	$17,364,644
Depreciation and amortization	$9,669	$11,909	$30,354	$34,337

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At September 30, 2022, TNB had total assets of $17.188 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,717 full-time equivalent associates (measured at September 30, 2022) located in the states of Alabama (includes the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021 (2021 Annual Report).

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years, and remains focused on providing support, advice and solutions to meet its customers’ unique needs. Trustmark produced strong financial results for the three and nine months ended September 30, 2022 reflected by significant growth in loans held for investment (LHFI) of $641.2 million, or 5.9%, and $1.338 billion, or 13.1%, respectively, expansion of the net interest margin, consistent performance from its fee businesses and solid credit quality.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable December 15, 2022, to shareholders of record on December 1, 2022.

Recent Economic and Industry Developments

Economic activity continued to improve during the first nine months of 2022 as COVID-19 cases declined across the United States and restrictions were lifted; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the long-term effectiveness of the COVID-19 vaccine and the potential economic impact of recent geopolitical developments, such as Russia's invasion of Ukraine and COVID-19 lockdowns in China. Inflation has become elevated, reflecting supply and demand imbalances related to the pandemic, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates have begun to rise during 2022 after an extended period at historical lows. In March 2022, the FRB began raising the target federal funds rate for the first time in three years and has continued with four additional increases during the first nine months of 2022. The FRB raised the target federal funds rate in July 2022 to a range of 2.25% to 2.50% and again in September 2022 to a range of 3.00% to 3.25% and signaled the possibility of additional rate increases throughout 2022. In addition, the FRB increased the interest that it pays on reserves five times during the first nine months of 2022 from 0.10% to 3.15% as of September 2022. The prolonged period of reduced interest rates has had and may continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark. Additionally, as interest rates increase, so will competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the October 2022 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from August 29, 2022 through October 7, 2022) expanded at a modest pace; however, conditions varied across industries and Federal Reserve Districts (Districts). Reports by the twelve Districts noted the following during the reporting period:

•
Retail spending was relatively flat, reflecting lower discretionary spending. Auto dealers noted sustained sluggishness in sales stemming from limited inventories, high vehicle prices and rising interest rates. Travel and tourist activity rose strongly, boosted by continued strength in leisure activity and a pickup in business travel. Manufacturing activity held steady or expanded in most Districts in part due to easing supply chain disruptions, though there were a few reports of output declines.
•
Rising mortgage rates and elevated housing prices further weakened single-family starts and sales, but help buoy apartment leasing and rents, which generally remained high. Commercial real estate slowed in both construction and sales amid supply shortages and elevated construction and borrowing costs, and there were scattered reports of declining property prices. Industrial leasing remained robust, while office demand was tepid.
•
Bankers in most reporting Districts cited declines in loan volumes, partly a result of shrinking residential real estate lending.
•
Energy activity expanded moderately, whereas agricultural reports were mixed, as drought conditions and high input costs remained a challenge.
•
Employment continued to rise at a modest to moderate pace in most Districts. Several Districts reported a cooling in labor demand, with some noting businesses were hesitant to add to payrolls amid increased concerns of an economic downturn. Overall labor market conditions remained tight, though half of Districts noted some easing of hiring and/or retention difficulties. Wage growth remained widespread, though an easing was reported in several Districts. Some businesses said elevated inflation and higher costs of living were pushing wages up, coupled with upward pressure from labor market tightness. Contacts expect wage growth to continue as higher pay remains essential for retaining talent in the current environment.
•
Price growth remained elevated, though some easing was noted across several Districts. Significant input price increases were reported in a variety of industries, though some declines in commodity, fuel and freight costs were noted. Growth in selling prices was mixed, with stronger increases reported by some Districts and a moderation seen in others. Some contacts noted solid pricing power over the past six weeks, while others said cost passthrough was becoming more difficult as customers push back. Expectations were for price increases to generally moderate.
•
Outlooks for future economic growth grew more pessimistic amidst growing concerns about weakening demand.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve's Sixth District also reported that deposit growth declined and institutions increased borrowing as a source of funding and additions to securities portfolios slowed and unrealized losses increased. The Federal Reserve's Sixth District also noted that conditions at financial institutions were steady as loan growth improved, with consumer lending experiencing the strongest growth among loan portfolios, and deposit balances were flat. The Federal Reserve’s Eleventh District also reported that energy activity continued to expand as demand for oilfield services was high, but the industry was constrained by equipment and labor shortages. The Federal Reserve’s Eleventh District also reported that outlooks for the energy sector were strong, with contacts expecting oil and natural gas prices to remain high enough to prompt an upward trend in energy activity for the foreseeable future.

Financial Highlights

Trustmark reported net income of $42.5 million, or basic and diluted earnings per share (EPS) of $0.69, in the third quarter of 2022, compared to $21.2 million, or basic and diluted EPS of $0.34, in the third quarter of 2021. Trustmark’s reported performance during the quarter ended September 30, 2022 produced a return on average tangible equity of 13.90%, a return on average assets of 0.98%, an average equity to average assets ratio of 9.32% and a dividend payout ratio of 33.33%, compared to a return on average tangible equity of 6.16%, a return on average assets of 0.49%, an average equity to average assets ratio of 10.39% and a dividend payout ratio of 67.65% during the quarter ended September 30, 2021.

Trustmark report net income of $106.0 million, or basic and diluted EPS of $1.73 and $1.72, respectively, for the first nine months of 2022, compared to $121.1 million, or basic and diluted EPS of $1.92, for the same time period in 2021. Trustmark's reported performance for the nine months ended September 30, 2022 produced a return on average tangible equity of 11.39%, a return on average assets of 0.81%, an average equity to average assets ratio of 9.45% and a dividend payout ratio of 39.88%, compared to a return on average tangible equity of 11.84%, a return on average assets of 0.96%, an average equity to average assets ratio of 10.47% and a dividend payout ratio of 35.94% for the nine months ended September 30, 2021.

Total revenue, which is defined as net interest income plus noninterest income, for the three and nine months ended September 30, 2022 was $188.7 million and $508.1 million, respectively, an increase of $36.3 million, or 23.8%, and $16.9 million, or 3.4%, respectively, when compared to the same time periods in 2021. The increase in total revenue for the three and nine months ended September 30, 2022 when compared to the same time periods in 2021, resulted from an increase net interest income, primarily due to increases in interest and fees on loans held for sale (LHFS) and LHFI and interest on securities, partially offset by a decrease noninterest income, primarily due to a decline in mortgage banking, net. These factors are discussed in further detail below.

Net interest income for the three and nine months ended September 30, 2022 totaled $136.1 million and $348.1 million, respectively, an increase of $37.8 million, or 38.5%, and $28.1 million, or 8.8%, respectively, when compared to the same time periods in 2021. Interest income totaled $144.4 million and $365.3 million for the three and nine months ended September 30, 2022, respectively, an increase of $40.7 million, or 39.2%, and $26.2 million, or 7.7%, respectively, when compared to the same time periods in 2021, principally due to increases in interest and fees on LHFS and LHFI primarily due to loan growth and rising interest rates, interest on securities primarily due to securities purchased and other interest income primarily due to an increase in the rate paid by the Federal Reserve Bank of Atlanta (FRBA) on reserves, partially offset by a decline in interest and fees on PPP loans, primarily due to PPP loans forgiven by the U.S. Small Business Administration (SBA) as well as the PPP loans sold during the second quarter of 2021. Interest expense totaled $8.3 million and $17.2 million for the three and nine months ended September 30, 2022, respectively, an increase of $2.8 million, or 51.9%, and a decrease of $1.9 million, or 10.0%, respectively, when compared to the same time periods in 2021. The increase in interest expense for when the third quarter of 2022 is compared to the same time period in 2021 was principally due to increases in interest on deposits primarily due to rising interest rates and interest of federal funds purchased and securities sold under repurchase agreements primarily due to an increase in upstream federal funds purchased. The decrease in interest expense when the first nine months of 2022 is compared to the same time period in 2021 was principally due to the decline in interest on deposits partially offset by an increase in interest of federal funds purchased and securities sold under repurchase agreements. The decrease in interest on deposits when the first nine months of 2022 is compared to the same time period in 2021 was primarily a result of lower interest rates and a decrease in the average balances of time deposits. The increase in interest on federal funds purchased and securities sold under repurchase agreements when the first nine months of 2022 is compared to the same time period in 2021 was primarily due to an increase in upstream federal funds purchased.

Noninterest income for the three months ended September 30, 2022 totaled $52.6 million, a decrease of $1.5 million, or 2.8%, when compared to the same time period in 2021, primarily due to a decline in mortgage banking, net, partially offset by increases in service charges on deposit accounts and insurance commissions. Mortgage banking, net totaled $6.9 million for the three months ended September 30, 2022, a decrease of $7.1 million, or 50.9%, when compared to the same time period in 2021, principally due to a decline in the gain on sales of loans, net. Service charges on deposit accounts totaled $11.3 million for the third quarter of 2022, an increase of $2.4 million, or 27.0%, when compared to the same time period in 2021 principally due to increases in the amount of non-sufficient funds (NSF) and overdraft occurrences on consumer interest checking accounts and service charges on consumer interest checking accounts. Insurance commissions totaled $13.9 million for the three months ended September 30, 2022, an increase of $1.8 million, or 14.7%, when compared to the same time period in 2021, principally due to growth in commissions from commercial property and casualty business and other commission income.

Noninterest income for the nine months ended September 30, 2022 totaled $160.0 million, a decrease of $11.2 million, or 6.5%, when compared to the same time period in 2021, principally due to a decline in mortgage banking, net, partially offset by increases in service charges on deposit accounts, insurance commissions, other income, net and bank card and other fees. Mortgage banking, net totaled $24.9 million for the nine months ended September 30, 2022, a decrease of $27.2 million, or 52.2%, when compared to the same time period in 2021, principally due to a decline in the gain on sales of loans, net. Service charges on deposit accounts totaled $31.0 million for the first nine months of 2022, an increase of $7.1 million, or 29.8%, when compared to the same time period in 2021 principally due to increases in the amount of NSF and overdraft occurrences on consumer interest checking accounts and service charges on consumer interest checking accounts. Insurance commissions totaled $41.7 million for the nine months ended September 30, 2022, an increase of $4.9 million, or 13.3%, when compared to the same time period in 2021, principally due to growth in commissions from commercial property and casualty business and other commission income. Other income, net totaled $7.5 million for the first nine months of 2022, an increase of $2.0 million, or 35.2%, when compared to the same time period in 2021, principally due to gains on the sale of two closed bank branch locations, increases in other miscellaneous income and cash management service fees as well as a decrease in the amortization of investments in tax credit partnerships, partially offset by a decline in the FDIC indemnification asset final settlement completed during the second quarter of 2021. Bank card and other fees totaled $27.9 million for the first nine months of 2022, an increase of $1.6 million, or 6.0%, when compared to the same time period in 2021 principally due to increases in customer derivatives revenue and interchange income, partially offset by a decrease in ATM surcharge revenue.

Noninterest expense for the three and nine months ended September 30, 2022 totaled $126.7 million and $372.0 million, respectively, a decrease of $2.9 million, or 2.2%, and an increase of $2.2 million, or 0.6%, respectively, when compared to the same time periods in 2021. The decrease in noninterest expense for the third quarter of 2022 was principally due to declines in other expense and salaries and employee benefits, partially offset by an increase in services and fees. The increase in noninterest expense for the first nine months of 2022 was principally due to an increase in services and fees and net occupancy-premises partially offset by declines in other expense and salaries and employee benefits. Services and fees totaled $25.8 million and $74.8 million for the three and nine months ended September 30, 2022, respectively, an increase of $3.5 million, or 15.6%, and $8.2 million, or 12.4%, respectively, when compared to the same time periods in 2021, primarily due to increases in other services and fees, software licenses and outsourcing fees related to transaction processing. Net occupancy-premises totaled $21.4 million for the first nine months of 2022, an increase of $1.1 million, or 5.6%, principally due to increases in depreciation expense related to building improvements, rental expense, and landscaping expenses as well as a decline in building rental income, partially offset by declines in janitorial expenses. Salaries and employee benefits totaled $72.7 million and $214.0 million for the three and nine months ended September 30, 2022, respectively, a decrease of $1.9 million, or 2.6%, and $1.9 million, or 0.9%, respectively, when compared to the same time periods in 2021, principally due to the $5.6 million of nonroutine salaries and employee benefits expense related to the voluntary early retirement program completed during the third quarter of 2021. Excluding these nonroutine expenses, salaries and employee benefits increased $3.7 million, or 5.4%, and $3.7 million, or 1.8%, for the three and nine months ended September 30, 2022, respectively, principally due to increases in salaries expense primarily due to general merit increases as well as employees added related to the new Georgia LPO, management performance incentives, and other salaries expense. Other expense totaled $14.7 million and $43.7 million for the three and nine months ended September 30, 2022, respectively, a decrease of $5.1 million, or 25.9%, and $5.7 million, or 11.6%, respectively, when compared to the same time periods in 2021, principally due to the $5.0 million regulatory settlement expense incurred during the third quarter of 2021.

Trustmark’s provision for credit losses (PCL) on LHFI for the three and nine months ended September 30, 2022 totaled $12.9 million and $14.8 million, respectively, an increase of $15.4 million and $31.8 million, respectively, when compared to the same time periods in 2021. The PCL on LHFI for the third quarter of 2022 was primarily driven by specific reserves for individually analyzed credits, a less positive outlook in the macroeconomic forecasts and an increase in reserves related to loan growth. The PCL on LHFI for the first nine months of 2022 primarily reflected an increase in required reserves as a result of loan growth and specific reserves on individually analyzed LHFI. The PCL on off-balance sheet credit exposures totaled a negative $1.3 million and a negative $4.0 million for the three and nine months ended September 30, 2022, respectively, an increase of $277 thousand, or 26.4%, and a decrease of $1.9 million, or 32.1%, respectively, when compared to the same time periods in 2021. The negative PCL on off-balance sheet credit exposures for the third quarter of 2022 was primarily driven by a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the allowance for credit losses (ACL) on off-balance sheet credit exposures, partially offset by an increase in required reserves as a result of an increase in unfunded balances. The negative PCL on off-balance sheet credit exposures for the first nine months of 2022 primarily reflected a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At September 30, 2022, nonperforming assets totaled $70.9 million, an increase of $3.6 million, or 5.4%, compared to December 31, 2021, as a result of an increase in nonaccrual loans partially offset by a decline in other real estate. Nonaccrual LHFI totaled $67.9 million at September 30, 2022, an increase of $5.2 million, or 8.3%, relative to December 31, 2021, primarily due to one large commercial credit placed on nonaccrual status in each of the Alabama and Texas market regions, partially offset by reductions and pay-offs of nonaccrual loans in the Alabama and Texas market regions and a commercial credit that returned to accrual status in the Tennessee market region. Other real estate totaled $3.0 million at September 30, 2022, a decline of $1.6 million, or 34.8%, compared to December 31, 2021, principally due to properties sold in the Mississippi market region.

LHFI totaled $11.586 billion at September 30, 2022, an increase of $1.338 billion, or 13.1%, compared to December 31, 2021. The increase in LHFI during the first nine months of 2022 was primarily due to net growth in LHFI secured by real estate primarily in the Mississippi, Alabama and Texas market regions as well as growth in commercial and industrial LHFI in the Mississippi and Alabama market regions partially offset by a decline in commercial and industrial LHFI in the Tennessee market region. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.425 billion at September 30, 2022, a decrease of $662.0 million, or 4.4%, compared to December 31, 2021. During the first nine months of 2022, noninterest-bearing deposits decreased $412.3 million, or 8.6%, reflecting declines in consumer and public demand deposit accounts (DDAs) partially offset by an increase in commercial DDAs. Interest-bearing deposits decreased $249.7 million, or 2.4%, during the first nine months of 2022, primarily due to declines in public and commercial interest checking accounts, commercial money market deposit accounts (MMDAs), and all categories of certificates of deposits, partially offset by growth in consumer interest checking accounts and consumer savings accounts.

Federal funds purchased and securities sold under repurchase agreements totaled $544.1 million at September 30, 2022, an increase of $305.5 million compared to December 31, 2022, principally due to an increase in upstream federal funds purchased. Other borrowings totaled $223.2 million at September 30, 2022, an increase of $132.1 million compared to December 31, 2021, principally due to $150.0 million of short-term Federal Home Loan Bank (FHLB) advances obtained from the FHLB of Dallas. The increases in the upstream federal funds purchased and short-term FHLB advance as funding sources are due to Trustmark's deployment of its excess cash to purchase investment securities and the subsequent continued strong loan growth. In addition, as the FRB has begun to tighten monetary policy, competition for deposits has also increased.

Recent Legislative and Regulatory Developments

On October 17, 2022, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The assessment rate schedules under this final rule will remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. Under this final rule, TNB's FDIC insurance costs will increase; however, the additional expense is not expected to be material to Trustmark's financial condition or results of operations.

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

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Income
Total interest income	$144,423	$103,741	$365,320	$339,138
Total interest expense	8,318	5,475	17,195	19,113
Net interest income	136,105	98,266	348,125	320,025
Provision for credit losses (PCL), LHFI	12,919	(2,492)	14,775	(16,984)
PCL, off-balance sheet credit exposures	(1,326)	(1,049)	(4,000)	(5,888)
Noninterest income	52,606	54,149	159,974	171,143
Noninterest expense	126,698	129,600	371,984	369,827
Income before income taxes	50,420	26,356	125,340	144,213
Income taxes	7,965	5,156	19,390	23,070
Net Income	$42,455	$21,200	$105,950	$121,143

Total Revenue (1)	$188,711	$152,415	$508,099	$491,168

Per Share Data
Basic EPS	$0.69	$0.34	$1.73	$1.92
Diluted EPS	0.69	0.34	1.72	1.92
Cash dividends per share	0.23	0.23	0.69	0.69

Performance Ratios
Return on average equity	10.48%	4.72%	8.62%	9.13%
Return on average tangible equity	13.90%	6.16%	11.39%	11.84%
Return on average assets	0.98%	0.49%	0.81%	0.96%
Average equity / average assets	9.32%	10.39%	9.45%	10.47%
Net interest margin (fully taxable equivalent)	3.50%	2.57%	3.00%	2.84%
Dividend payout ratio	33.33%	67.65%	39.88%	35.94%

Credit Quality Ratios (2)
Net charge-offs (recoveries) / average loans	0.03%	-0.10%	-0.01%	-0.05%
PCL, LHFI / average loans	0.45%	-0.10%	0.18%	-0.22%
Nonaccrual LHFI / (LHFI + LHFS)	0.58%	0.63%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.60%	0.69%
ACL, LHFI / LHFI	0.99%	1.02%
(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)
Excludes PPP loans.

	September 30,
	2022	2021
Consolidated Balance Sheets
Total assets	$17,190,634	$17,364,644
Securities	3,601,471	3,452,510
Total loans (LHFI + LHFS)	11,751,277	10,510,238
Deposits	14,425,180	14,922,839
Total shareholders' equity	1,508,945	1,768,947

Stock Performance
Market value - close	$30.63	$32.22
Book value	24.76	28.32
Tangible book value	18.39	22.08

Capital Ratios
Total equity / total assets	8.78%	10.19%
Tangible equity / tangible assets	6.67%	8.12%
Tangible equity / risk-weighted assets	8.15%	11.19%
Tier 1 leverage ratio	9.01%	8.92%
Common equity Tier 1 risk-based capital ratio	10.63%	11.68%
Tier 1 risk-based capital ratio	11.06%	12.17%
Total risk-based capital ratio	12.85%	14.01%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,606,469	$1,782,304	$1,642,450	$1,774,204
Less: Goodwill		(384,237)	(384,237)	(384,237)	(384,540)
Identifiable intangible assets		(4,131)	(5,899)	(4,479)	(6,482)
Total average tangible equity		$1,218,101	$1,392,168	$1,253,734	$1,383,182

PERIOD END BALANCES
Total shareholders' equity		$1,508,945	$1,768,947
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,952)	(5,621)
Total tangible equity	(a)	$1,120,756	$1,379,089

TANGIBLE ASSETS
Total assets		$17,190,634	$17,364,644
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,952)	(5,621)
Total tangible assets	(b)	$16,802,445	$16,974,786
Risk-weighted assets	(c)	$13,748,819	$12,324,254

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$42,455	$21,200	$105,950	$121,143
Plus: Intangible amortization net of tax		234	412	842	1,327
Net income adjusted for intangible amortization		$42,689	$21,612	$106,792	$122,470
Period end shares outstanding	(d)	60,953,864	62,461,832

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		13.90%	6.16%	11.39%	11.84%
Tangible equity/tangible assets	(a)/(b)	6.67%	8.12%
Tangible equity/risk-weighted assets	(a)/(c)	8.15%	11.19%
Tangible book value	(a)/(d)*1,000	$18.39	$22.08

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,508,945	$1,768,947
CECL transitional adjustment		19,500	26,419
AOCI-related adjustments		306,412	19,080
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,217)	(370,264)
Other adjustments and deductions for CET1 (2)		(3,506)	(4,817)
CET1 capital	(e)	1,461,134	1,439,365
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,521,134	$1,499,365

Common equity Tier 1 risk-based capital ratio	(e)/(c)	10.63%	11.68%
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

The following table presents adjustments to net income and selected financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$42,455	$0.69	$21,200	$0.34	$105,950	$1.72	$121,143	$1.92

Significant non-routine transactions (net of taxes):
Voluntary early retirement program	—	—	4,275	0.07	—	—	4,275	0.07
Regulatory settlement charge (not tax deductible)	—	—	5,000	0.08	—	—	5,000	0.08
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$42,455	$0.69	$30,475	$0.49	$105,950	$1.72	$130,418	$2.07

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	10.48%	n/a	4.72%	6.77%	8.62%	n/a	9.13%	9.82%
Return on average tangible equity	13.90%	n/a	6.16%	8.77%	11.39%	n/a	11.84%	12.72%
Return on average assets	0.98%	n/a	0.49%	0.71%	0.81%	n/a	0.96%	1.03%

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

Net interest income-FTE for the three and nine months ended September 30, 2022 increased $37.9 million, or 37.4%, and $28.2 million, or 8.6%, respectively, when compared with the same time periods in 2021. The increase in net interest income-FTE when the third quarter of 2022 is compared to the same time period in 2021 was principally due to increases in interest and fees on LHFS and LHFI and taxable interest on securities, partially offset by a decline in interest and fees on PPP loans and increases in interest on deposits and interest on federal funds purchased and reverse repurchase agreements. The increase in net interest income-FTE when the first nine months of 2022 is compared to the same time period in 2021 was principally due to increases in interest and fees on LHFS and LHFI, taxable interest on securities and other interest income as well as a decline in interest on deposits, partially offset by a decline in interest and fees on PPP loans and an increase in interest on federal funds purchased and reverse repurchase agreements. The net interest margin-FTE for the three and nine months ended September 30, 2022 increased 93 basis points to 3.50% and 16 basis points to 3.00%, respectively, when compared to the same time periods in 2021. The net interest margin excluding PPP loans and the balance held at the FRBA, which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the FRBA balance, was 3.53% and 3.17% for the three and nine months ended September 30, 2022, respectively, an increase of 63 basis points and 23 basis points, respectively, when compared to the same time periods in 2021. The increase in the net interest margin excluding PPP loans and the balance held at the FRBA for the three and nine months ended September 30, 2022 compared to the same time periods in 2021, was principally due to the reasons discussed above.

At September 30, 2022, Trustmark had PPP loans outstanding totaling $4.8 million, net of deferred fees and costs of $95 thousand, compared to $46.5 million, net of $798 thousand of deferred fees and costs, at September 30, 2021. Processing fees earned by TNB as the originating lender are being amortized over the life of the loans. Payments on PPP loans are deferred until the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the first nine months of 2022, PPP loans totaling $28.9 million were forgiven by the SBA. During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding PPP loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which was included in net interest income-FTE for the quarter ended June 30, 2021. In addition, PPP loans totaling $605.5 million were forgiven by the SBA during 2021. Average PPP loans for the three and nine months ended September 30, 2022 totaled $9.8 million and $18.8 million, respectively, a decrease of $112.4 million, or 92.0%, and $435.6 million, or 95.9%, respectively, when compared to the same time periods in 2021. Interest and fees on PPP loans for the three and nine months ended September 30, 2022 decreased $1.3 million, or 87.9%, and $35.8 million, or 98.5%, respectively, when compared to the same time periods in 2021. The yield on PPP loans for the three and nine months ended September 30, 2022 increased to 7.51% and decreased to 3.83%, respectively, compared to 4.98% and 10.69%, respectively, for the three and nine months ended September 30, 2021.

The average FRBA balance, included in other earning assets, for the three and nine months ended September 30, 2022 totaled $275.4 million and $1.031 billion, respectively, a decrease of $1.721 billion, or 86.2%, and $741.5 million, or 41.8%, respectively, when compared to the same time periods in 2021, principally due to purchases of securities and growth in LHFI as well as the decline in deposits. Interest earned on FRBA balances increased $475 thousand and $2.3 million, respectively, when the three and nine months ended September 30, 2022 are compared to the same time periods in 2021. The yield on the FRBA balance was 1.86% and 0.51% for the three and nine months ended September 30, 2022, respectively, compared to 0.16% and 0.12%, respectively, for the same time periods in 2021, reflecting increases in the interest rate that the FRBA pays on reserves beginning in the third quarter of 2021.

Average interest-earning assets for the three and nine months ended September 30, 2022 were $15.770 billion and $15.937 billion compared to $15.653 billion and $15.456 billion for the same time periods in 2021, an increase of $117.3 million, or 0.7%, and $480.8 million, or 3.1%, principally due to increases in average securities and average loans (LHFS and LHFI), partially offset by declines in average PPP loans and average other earning assets. Average securities increased $872.7 million, or 28.1%, and $1.014 billion, or 35.7%, respectively, when the three and nine months ended September 30, 2022 are compared to the same time periods in 2021 primarily due to purchases of securities, partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities. Average loans (LHFS and LHFI) increased $1.070 billion, or 10.3%, and $635.8 million, or 6.1%, when the three and nine months ended September 30, 2022 are compared to the same time periods in 2021 reflecting an increase in the average balance of the LHFI portfolio of $1.222 billion, or 12.3%, and $797.1 million, or 8.0%, respectively, partially offset by a decrease in the average balance of the LHFS portfolio of $152.2 million, or 43.9%, and $161.3 million, or 44.3%, respectively. The increases in the LHFI portfolio were principally due to net growth in LHFI secured by real estate and commercial and industrial LHFI. The decreases in the LHFS portfolio were principally due to Trustmark's decision during 2021 to retain certain mortgage loans in its LHFI portfolio. Average other earning assets decreased $1.713 billion, or 84.0%, and $733.5 million, or 40.3%, respectively, when the three and nine months ended September 30, 2022 are compared to the same time periods in 2021, was primarily due to the decrease in excess reserves held at the FRBA.

Interest income-FTE for the three and nine months ended September 30, 2022 totaled $147.4 million and $374.2 million, respectively, an increase of $40.7 million, or 38.2%, and $26.3 million, or 7.6%, respectively, while the yield on total earning assets increased to 3.71% and 3.14%, respectively, compared to 2.70% and 3.01%, respectively, for the same time periods in 2021. Interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and nine months ended September 30, 2022 increased $41.6 million, or 39.9%, and $59.8 million, or 19.3%, respectively, while the yield on total earning assets excluding PPP loans and the balance held at the FRBA increased 68 basis points to 3.74% and 19 basis points to 3.32%, respectively, when compared to the same time periods in 2021. The increase in interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three and nine months ended September 30, 2022 was primarily due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable. During the three and nine months ended September 30, 2022, interest and fees on LHFS and LHFI-FTE increased $35.3 million, or 37.5%, and $44.5 million, or 15.8%, respectively, while the yield on LHFS and LHFI increased 89 basis points to 4.48% and 33 basis points to 3.97%, respectively, when compared to the same time periods in 2021, primarily due to the higher interest rate environment during the first nine months of 2022. During the three and nine months ended September 30, 2022, interest on securities-taxable increased $6.2 million, or 62.7%, and $15.2 million, or 54.6%, respectively, while the yield on securities-taxable increased 34 basis points to 1.62% and 18 basis points to 1.50%, respectively, when compared to the same time periods in 2021, primarily due to purchases of taxable securities and the higher interest rate environment during the first nine months of 2022.

Average interest-bearing liabilities for the three months ended September 30, 2022 totaled $10.763 billion compared to $10.543 billion for the same time period in 2021, an increase of $219.9 million, or 2.1%. Average interest-bearing liabilities for the first nine months of 2022 totaled $10.808 billion compared to $10.439 billion for the same time period in 2021, an increase of $368.9 million, or 3.5%. The increase in average interest-bearing liabilities when the three months ended September 30, 2022 is compared to the same time period in 2021 was primarily the result of the increases in average interest-bearing deposits and average federal funds purchased and securities sold under repurchase agreements. The increase in average interest-bearing liabilities when the nine months ended September 30, 2022 is compared to the same time period in 2021 was primarily the result of the increases in average interest-bearing deposits. Average interest-bearing deposits for the three and nine months ended September 30, 2022 increased $138.5 million, or 1.4%, and $387.4 million, or 3.9%, respectively, when compared to the same time periods in 2021, primarily reflecting growth in average interest-bearing demand deposits. Average federal funds purchased and securities sold under repurchase agreements for the three months ended September 30, 2022 increased $102.2 million, or 69.2%, when compared to the same time period in 2021, principally due to the increase in upstream federal funds purchased during the third quarter of 2022.

Interest expense for the three months ended September 30, 2022 totaled $8.3 million, an increase of $2.8 million, or 51.9%, when compared with the same time period in 2021, while the rate on total interest-bearing liabilities increased 10 basis points to 0.31%, primarily due to increases in interest on deposits and interest on federal funds purchased and securities sold under repurchase agreements. Interest expense for the nine months ended September 30, 2022 totaled $17.2 million, a decrease of $1.9 million, or 10.0%, when compared with the same time period in 2021, while the rate on total interest-bearing liabilities decreased 3 basis points to 0.21%, primarily due to a decline in interest on deposits partially offset by an increase in interest on federal funds purchased and securities sold under repurchase agreements. Interest on deposits for the three months ended September 30, 2022 increased $1.4 million, or 38.1%, while the rate on interest-bearing deposits increased 6 basis points to 0.20%, when compared to the same time period in 2021, primarily due to higher interest rates. Interest on deposits for the nine months ended September 30, 2022 decreased $2.9 million, or 21.5%, while the rate on interest-bearing deposits decreased 4 basis points to 0.14%, when compared to the same time period in 2021, primarily due to lower interest rates and the decline in average balances of time deposits. Interest on federal funds purchased and securities sold under repurchase agreements for the three and nine months ended September 30, 2022 increased $1.2 million, respectively, while the rate on federal funds purchased and securities sold under repurchase agreements increased to 1.95% and 0.94%, respectively, compared to 0.14%, respectively, for the same time periods in 2021, reflecting the FRB's increases to the target rate for federal funds purchased.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended September 30,
	2022			2021

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$226	$2	3.51%	$69	$—	—
Securities - taxable	3,964,939	16,222	1.62%	3,088,450	9,973	1.28%
Securities - nontaxable	9,985	100	3.97%	13,800	132	3.79%
PPP Loans	9,821	186	7.51%	122,176	1,533	4.98%
Loans (LHFS and LHFI)	11,459,551	129,395	4.48%	10,389,826	94,101	3.59%
Other earning assets	325,620	1,493	1.82%	2,038,515	949	0.18%
Total interest-earning assets	15,770,142	147,398	3.71%	15,652,836	106,688	2.70%
Other assets	1,576,653			1,602,611
ACL, LHFI	(102,951)			(104,857)
Total Assets	$17,243,844			$17,150,590

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,239,752	5,097	0.20%	$10,101,229	3,691	0.14%
Federal funds purchased and securities sold under repurchase agreements	249,809	1,225	1.95%	147,635	51	0.14%
Other borrowings	273,724	1,996	2.89%	294,542	1,733	2.33%
Total interest-bearing liabilities	10,763,285	8,318	0.31%	10,543,406	5,475	0.21%
Noninterest-bearing demand deposits	4,444,370			4,566,924
Other liabilities	429,720			257,956
Shareholders' equity	1,606,469			1,782,304
Total Liabilities and Shareholders' Equity	$17,243,844			$17,150,590

Net Interest Margin		139,080	3.50%		101,213	2.57%

Less tax equivalent adjustment		2,975			2,947
Net Interest Margin per Consolidated Statements of Income		$136,105			$98,266

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$131	$3	3.06%	$86	$—	—
Securities - taxable	3,843,549	43,140	1.50%	2,820,885	27,902	1.32%
Securities - nontaxable	11,050	329	3.98%	19,674	571	3.88%
PPP Loans	18,788	538	3.83%	454,436	36,329	10.69%
Loans (LHFS and LHFI)	10,976,809	325,680	3.97%	10,340,960	281,193	3.64%
Other earning assets	1,086,771	4,524	0.56%	1,820,293	1,941	0.14%
Total interest-earning assets	15,937,098	374,214	3.14%	15,456,334	347,936	3.01%
Other assets	1,546,972			1,608,754
ACL, LHFI	(100,495)			(112,199)
Total Assets	$17,383,575			$16,952,889

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,342,528	10,631	0.14%	$9,955,108	13,544	0.18%
Federal funds purchased and securities sold under repurchase agreements	193,661	1,365	0.94%	162,984	166	0.14%
Other borrowings	271,653	5,199	2.56%	320,841	5,403	2.25%
Total interest-bearing liabilities	10,807,842	17,195	0.21%	10,438,933	19,113	0.24%
Noninterest-bearing demand deposits	4,544,698			4,481,662
Other liabilities	388,585			258,090
Shareholders' equity	1,642,450			1,774,204
Total Liabilities and Shareholders' Equity	$17,383,575			$16,952,889

Net Interest Margin		357,019	3.00%		328,823	2.84%

Less tax equivalent adjustment		8,894			8,798
Net Interest Margin per Consolidated Statements of Income		$348,125			$320,025

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $12.9 million and $14.8 million for the three and nine months ended September 30, 2022, respectively, compared to a negative $2.5 and a negative $17.0 million, respectively, for the same time periods in 2021. The PCL on LHFI for the third quarter of 2022 was primarily driven by specific reserves for individually analyzed credits, a less positive outlook in the macroeconomic forecasts and an increase in reserves related to loan growth. The PCL on LHFI for the first nine months of 2022 primarily reflected an increase in required reserves as a result of loan growth and specific reserves on individually analyzed LHFI.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $1.3 million and a negative $4.0 million for the three and nine months ended September 30, 2022, respectively, compared to a negative $1.0 million and a negative $5.9 million, respectively, for the same time periods in 2021. The negative PCL on off-balance sheet credit exposures for the third quarter of 2022 was primarily driven by a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures, partially offset by an increase in required reserves as a result of an increase in unfunded balances. The negative PCL on off-balance sheet credit exposures for the first nine months of 2022 primarily reflected a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 27.9% and 31.5% of total revenue for the three and nine months ended September 30, 2022, respectively, compared to 35.5% and 34.8% for the three and nine months ended September 30, 2021, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Service charges on deposit accounts	$11,318	$8,911	$2,407	27.0%	$30,995	$23,880	$7,115	29.8%
Bank card and other fees	9,305	8,549	756	8.8%	27,914	26,322	1,592	6.0%
Mortgage banking, net	6,876	14,004	(7,128)	-50.9%	24,898	52,141	(27,243)	-52.2%
Insurance commissions	13,911	12,133	1,778	14.7%	41,702	36,795	4,907	13.3%
Wealth management	8,778	9,071	(293)	-3.2%	26,934	26,433	501	1.9%
Other, net	2,418	1,481	937	63.3%	7,531	5,572	1,959	35.2%
Total noninterest income	$52,606	$54,149	$(1,543)	-2.8%	$159,974	$171,143	$(11,169)	-6.5%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increases in service charges on deposit accounts for the three and nine months ended September 30, 2022 compared to the same time periods in 2021 were principally due to increases in the amount of NSF and overdraft occurrences on consumer interest checking accounts and service charges on consumer interest checking accounts.

Bank Card and Other Fees

The increase in bank card and other fees for the first nine months of 2022 was principally due to principally due to increases in customer derivatives revenue and interchange income, partially offset by a decrease in ATM surcharge revenue.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Mortgage servicing income, net	$6,669	$6,406	$263	4.1%	$19,655	$18,905	$750	4.0%
Change in fair value-MSR from runoff	(3,462)	(5,283)	1,821	34.5%	(11,053)	(15,415)	4,362	28.3%
Gain on sales of loans, net	4,597	12,737	(8,140)	-63.9%	16,850	46,971	(30,121)	-64.1%
Mortgage banking income before net hedge ineffectiveness	7,804	13,860	(6,056)	-43.7%	25,452	50,461	(25,009)	-49.6%
Change in fair value-MSR from market changes	10,770	1,806	8,964	n/m	41,529	11,037	30,492	n/m
Change in fair value of derivatives	(11,698)	(1,662)	(10,036)	n/m	(42,083)	(9,357)	(32,726)	n/m
Net hedge ineffectiveness	(928)	144	(1,072)	n/m	(554)	1,680	(2,234)	n/m
Mortgage banking, net	$6,876	$14,004	$(7,128)	-50.9%	$24,898	$52,141	$(27,243)	-52.2%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three and nine months ended September 30, 2022 when compared to the same time periods in 2021 was principally due to a decline in the gain on sales of loans, net. Mortgage loan production for the three and nine months ended September 30, 2022 was $508.3 million and $1.734 billion, respectively, a decrease of $200.5 million, or 28.3%, and $478.2 million, or 21.6%, respectively, when compared to the same time periods in 2021. Loans serviced for others totaled $8.078 billion at September 30, 2022, compared with $7.877 billion at September 30, 2021, an increase of $201.1 million, or 2.6%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three months ended September 30, 2022 is compared to the same time period in 2021, was primarily the result of a decline in the volume of loans sold and lower profit margins in secondary marketing activities. The decrease in the gain on sales of loans, net when the nine months ended September 30, 2022 is compared to the same time period in 2021, was primarily the result of a decline in the volume of loans sold and lower profit margins in secondary marketing activities partially offset by an increase in the mortgage valuation adjustment. Loan sales totaled $315.3 million and $1.026 billion for the three and nine months ended September 30, 2022, respectively, a decrease of $191.2 million, or 37.7%, and $769.3 million, or 42.8%, respectively, when compared with the same time periods in 2021.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,531)	$(2,045)	$514	25.1%	$(4,342)	$(5,556)	$1,214	21.9%
Increase in life insurance cash surrender value	1,676	1,663	13	0.8%	4,986	4,955	31	0.6%
Other miscellaneous income	2,273	1,863	410	22.0%	6,887	6,173	714	11.6%
Total other, net	$2,418	$1,481	$937	63.3%	$7,531	$5,572	$1,959	35.2%

The increase in other income, net for the first nine months of 2022 when compared to the same time period in 2021 was principally due to gains on the sale of two closed bank branch locations, increases in other miscellaneous income and cash management service fees as well as a decrease in the amortization of investments in tax credit partnerships, partially offset by a decline in the FDIC indemnification asset final settlement completed during the second quarter of 2021.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$72,707	$74,623	$(1,916)	-2.6%	$213,971	$215,900	$(1,929)	-0.9%
Services and fees	25,795	22,306	3,489	15.6%	74,786	66,559	8,227	12.4%
Net occupancy-premises	7,395	6,854	541	7.9%	21,366	20,227	1,139	5.6%
Equipment expense	6,072	5,941	131	2.2%	18,180	17,752	428	2.4%
Other expense (1)	14,729	19,876	(5,147)	-25.9%	43,681	49,389	(5,708)	-11.6%
Total noninterest expense	$126,698	$129,600	$(2,902)	-2.2%	$371,984	$369,827	$2,157	0.6%
(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The decrease in salaries and employee benefits when the three and nine months ended September 30, 2022 are compared to the same time periods in 2021 was principally due to the $5.6 million of nonroutine salaries and employee benefits expense related to the voluntary early retirement program completed during the third quarter of 2021. Excluding these nonroutine expenses, salaries and employee benefits increased $3.7 million, or 5.4%, and $3.7 million, or 1.8%, for the three and nine months ended September 30, 2022, respectively, principally due to increases in salaries expense primarily due to general merit increases as well as employees added related to the new Georgia LPO, management performance incentives, and other salaries expense.

Services and Fees

The increase in services and fees when the three and nine months ended September 30, 2022 are compared to the same time periods in 2021 was primarily due to increases in other services and fees, software licenses and outsourcing fees related to transaction processing.

Net Occupancy-Premises

The increase in net occupancy-premises when the first nine months of 2022 is compared to the same time period in 2021 was principally due to increases in depreciation expense related to building improvements, rental expense, and landscaping expenses as well as a decline in building rental income, partially offset by declines in janitorial expenses.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Loan expense	$3,858	$4,022	$(164)	-4.1%	$12,315	$11,927	$388	3.3%
Amortization of intangibles	312	549	(237)	-43.2%	1,122	1,768	(646)	-36.5%
FDIC assessment expense	1,945	1,275	670	52.5%	5,255	4,040	1,215	30.1%
Regulatory settlement charge	—	5,000	(5,000)	n/m	—	5,000	(5,000)	n/m
Other real estate expense, net (1)	497	1,357	(860)	-63.4%	1,155	3,192	(2,037)	-63.8%
Other miscellaneous expense	8,117	7,673	444	5.8%	23,834	23,462	372	1.6%
Total other expense	$14,729	$19,876	$(5,147)	-25.9%	$43,681	$49,389	$(5,708)	-11.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.

The decrease in other expense when the three and nine months ended September 30, 2022 are compared to the same time periods in 2021 was principally due to the $5.0 million regulatory settlement expense incurred during the third quarter of 2021. The increase in FDIC assessment expense when the first nine months of 2022 is compared to the same time period in 2021 was principally due to changes in the assessment rate calculation and deployment of Trustmark's excess cash balance, which increased the overall assessment rate. The decrease in other real estate expense, net for the nine months ended September 30, 2022 compared to the same time period in 2021 was principally due to a decline in provisions for other real estate write-downs.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the nine months ended September 30, 2022 and 2021.

General Banking

Net interest income for the General Banking Segment increased $28.0 million, or 8.8%, when the nine months ended September 30, 2022 is compared with the same time period in 2021. The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI, interest on securities and other interest income as well as the decrease in interest on deposits, partially offset by the decrease in interest and fees on PPP loans and an increase in interest on federal funds purchased and securities sold under repurchase agreements. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the nine months ended September 30, 2022 totaled $10.8 million compared to a negative PCL of $22.9 million for the same period in 2021, an increase of $33.7 million. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $16.5 million, or 15.3%, when the first nine months of 2022 is compared to the same time period in 2021, primarily due to the decline in mortgage banking, net, partially offset by increases in service charges on deposit accounts, bank card and other fees and other income, net. Noninterest income for the General Banking Segment represented 20.9% of total revenue for this segment for the first nine months of 2022 compared to 25.4% for the same time period in 2021. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment decreased $734 thousand, or 0.2%, when the first nine months of 2022 is compared with the same time period in 2021, principally due to declines in salaries and employee benefits and other miscellaneous expense, principally due to non-routine transactions completed during the third quarter of 2021, as well as a decline in other real estate expense, partially offset by increases in other services and fees, outsourcing expenses related to transaction processing, FDIC assessment expense and occupancy and premises expenses. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first nine months of 2022 decreased $243 thousand, or 4.8%, when compared to the same time period in 2021, primarily due to an increase in noninterest expense partially offset by an increase in noninterest income. Net interest income for the Wealth Management Segment increased $120 thousand, or 3.1%, when the first nine months of 2022 is compared to the same time period in 2021, principally due to a slight increase in interest and fees on loans partially offset by a slight increase in interest on deposits generated by the Private Banking Department. The PCL for the nine months ended September 30, 2022 totaled a negative $10 thousand compared to a negative PCL of $7 thousand for the same period in 2021, an increase in the negative PCL of $3 thousand, or 42.9%, primarily due to improvements in the macroeconomic factors used in the calculation of the ACL. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, increased $496 thousand, or 1.9%, when the first nine months of 2022 is compared to the same time period in 2021, primarily due to increases in income investment services and other miscellaneous income partially offset by declines in income from both trust management and brokerage services. Noninterest expense for the Wealth Management Segment increased $947 thousand, or 4.0%, when the first nine months of 2022 is compared to the same time period in 2021, principally due to increases in salary and employee benefit expense, primarily related to broker commissions and trust incentives, and data processing charges related to software, partially offset by declines in other miscellaneous expenses.

At September 30, 2022 and 2021, Trustmark held assets under management and administration of $16.528 billion and $15.446 billion, respectively, and brokerage assets of $2.172 billion and $2.323 billion, respectively.

Insurance

Net income for the Insurance Segment for the first nine months of 2022 increased $2.1 million, or 28.4%, when compared to the same time period in 2021. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $4.8 million, or 13.2%, when the first nine months of 2022 is compared to the same time period in 2021, primarily due to new business commission volume in the commercial property and casualty business and other commission income. Noninterest expense for the Insurance Segment increased $1.9 million, or 7.2%, when the first nine months of 2022 is compared to the same time period in 2021, primarily due to an increase in commission expense as a result of higher business volumes, partially offset by a decrease in outside services and fees related to independent contractor expenses.

Income Taxes

For the three and nine months ended September 30, 2022, Trustmark’s combined effective tax rate was 15.8% and 15.5%, respectively, compared to 19.6% and 16.0%, respectively, for the same time periods in 2021. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $15.937 billion, or 91.7% of total average assets, for the nine months ended September 30, 2022, compared to $15.456 billion, or 91.2% of total average assets, for the nine months ended September 30, 2021, an increase of $480.8 million, or 3.1%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 5.2 years at September 30, 2022 compared to 4.3 years at December 31, 2021.

When compared to December 31, 2021, total investment securities increased by $20.1 million, or 0.6%, during the first nine months of 2022. This increase resulted primarily from purchases of securities, partially offset by calls, maturities and pay-downs of the loans underlying GSE guaranteed securities and a decline in the fair market value of securities available for sale. Trustmark sold no securities during the first nine months of 2022 or 2021.

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

At September 30, 2022, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $37.7 million ($28.3 million net of tax) compared to $6.3 million ($4.7 million net of tax) at December 31, 2021.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At September 30, 2022, available for sale securities totaled $2.444 billion, which represented 67.9% of the securities portfolio, compared to $3.239 billion, or 90.4% of total securities, at December 31, 2021. At September 30, 2022, unrealized losses, net on available for sale securities totaled $331.9 million compared to unrealized losses, net of $17.4 million at December 31, 2021. At September 30, 2022, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At September 30, 2022, held to maturity securities totaled $1.157 billion, which represented 32.1% of the total securities portfolio, compared to $342.5 million, or 9.6% of total securities, at December 31, 2021.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of 99.8% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and FRBA, Trustmark does not hold any other equity investment in a GSE or other governmental entity.

As of September 30, 2022, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at September 30, 2022 ($ in thousands):

	September 30, 2022
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,771,579	99.8%	$2,439,723	99.8%
A1 to A3	1,033	—	1,013	—
Not Rated (1)	3,803	0.2%	3,750	0.2%
Total securities available for sale	$2,776,415	100.0%	$2,444,486	100.0%

Securities Held to Maturity
Aaa	$1,152,473	99.6%	$1,061,321	99.6%
Aa1 to Aa3	3,002	0.3%	2,996	0.3%
Not Rated (1)	1,510	0.1%	1,511	0.1%
Total securities held to maturity	$1,156,985	100.0%	$1,065,828	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At September 30, 2022, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 99.6% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At September 30, 2022, LHFS totaled $165.2 million, consisting of $97.5 million of residential real estate mortgage loans in the process of being sold to third parties and $67.7 million of GNMA optional repurchase loans. At December 31, 2021, LHFS totaled $275.7 million, consisting of $191.2 million of residential real estate mortgage loans in the process of being sold to third parties and $84.5 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first nine months of 2022 or 2021.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At September 30, 2022 and December 31, 2021, LHFI consisted of the following ($ in thousands):

	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$693,741	6.0%	$596,968	5.8%
Other secured by 1-4 family residential properties	566,985	4.9%	517,683	5.1%
Secured by nonfarm, nonresidential properties	3,206,946	27.7%	2,977,084	29.1%
Other real estate secured	593,119	5.1%	726,043	7.1%
Other loans secured by real estate:
Other construction	953,654	8.2%	711,813	6.9%
Secured by 1-4 family residential properties	2,030,127	17.5%	1,460,310	14.2%
Commercial and industrial loans	1,689,532	14.6%	1,414,279	13.8%
Consumer loans	166,027	1.4%	162,555	1.6%
State and other political subdivision loans	1,188,703	10.3%	1,146,251	11.2%
Other commercial loans	497,230	4.3%	534,843	5.2%
LHFI	$11,586,064	100.0%	$10,247,829	100.0%

LHFI increased $1.338 billion, or 13.1%, compared to December 31, 2021. The increase in LHFI during the first nine months of 2022 was primarily due to net growth in LHFI secured by real estate primarily in the Mississippi, Alabama and Texas market regions as well as growth in commercial and industrial LHFI in the Mississippi and Alabama market regions partially offset by a decline in commercial and industrial LHFI in the Tennessee market region.

LHFI secured by real estate increased $1.055 billion, or 15.1%, during the first nine months of 2022 reflecting net growth in all categories of LHFI secured by real estate with the exception of other real estate secured LHFI. LHFI secured by 1-4 family residential properties increased $569.8 million, or 39.0%, during the first nine months of 2022 primarily due to growth in the Mississippi market region, reflecting Trustmark's decision in 2021 to retain certain mortgage loans in its portfolio. Other construction loans increased $241.8 million, or 34.0%, during the first nine months of 2022 primarily due to new construction loans across all five market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first nine months of 2022, $411.2 million loans were moved from other construction to other loan categories, including $162.9 million to multi-family residential loans, $135.8 million to nonowner-occupied loans and $111.9 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $635.8 million, or 89.3%, during the first nine months of 2022. LHFI secured by nonfarm, nonresidential properties (NFNR) increased $229.9 million, or 7.7%, during the first nine months of 2022 principally due other construction loans that moved to NFNR LHFI across all five market regions. Excluding other construction loan reclassifications, NFNR LHFI decreased $17.8 million, or 0.6%, during the first nine months of 2022 due to declines in owner-occupied LHFI in the Alabama, Mississippi and Florida market regions and nonowner-occupied LHFI in the Alabama, Texas and Florida market regions, which were partially offset by growth in nonowner-occupied LHFI in the Mississippi and Tennessee market regions as well as owner-occupied LHFI in the Texas and Tennessee market regions. LHFI secured by construction, land development and other land increased $96.8 million, or 16.2%, during the first nine months of 2022 primarily due to growth in 1-4 family construction loans across all five market regions. LHFI secured by other 1-4 family residential properties increased $49.3 million, or 9.5%, during the first nine months of 2022 reflecting growth across all five market regions. LHFI secured by other real estate decreased $132.9 million, or 18.3%, during the first nine months of 2022, primarily due to declines in all five market regions partially offset by other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Mississippi and Alabama market regions. Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $295.9 million, or 40.7%, during the first nine months of 2022.

Commercial and industrial LHFI increased $275.3 million, or 19.5%, during the first nine months of 2022, principally due to growth in the Mississippi and Alabama market regions partially offset by declines in the Tennessee market region.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	September 30, 2022	December 31, 2021
Home equity loans	$40,083	$36,223
Home equity lines of credit	397,406	351,128
Percentage of loans and lines for which Trustmark holds first lien	53.4%	58.2%
Percentage of loans and lines for which Trustmark does not hold first lien	46.6%	41.8%

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

The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of September 30, 2022 and December 31, 2021 ($ in thousands). Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases. Trustmark has transitioned to SOFR for new variable rate loans as of January 1, 2022.

	September 30, 2022
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$198,590	$495,151	$693,741
Other secured by 1- 4 family residential properties	149,599	417,386	566,985
Secured by nonfarm, nonresidential properties	1,466,197	1,740,749	3,206,946
Other real estate secured	184,090	409,029	593,119
Other loans secured by real estate:
Other construction	34,859	918,795	953,654
Secured by 1- 4 family residential properties	1,233,076	797,051	2,030,127
Commercial and industrial loans	576,647	1,112,885	1,689,532
Consumer loans	138,999	27,028	166,027
State and other political subdivision loans	1,128,278	60,425	1,188,703
Other commercial loans	163,337	333,893	497,230
LHFI	$5,273,672	$6,312,392	$11,586,064

	December 31, 2021
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$167,674	$429,294	$596,968
Other secured by 1- 4 family residential properties	178,097	339,586	517,683
Secured by nonfarm, nonresidential properties	1,543,699	1,433,385	2,977,084
Other real estate secured	261,236	464,807	726,043
Other loans secured by real estate:
Other construction	139,857	571,956	711,813
Secured by 1- 4 family residential properties	926,898	533,412	1,460,310
Commercial and industrial loans	688,219	726,060	1,414,279
Consumer loans	135,010	27,545	162,555
State and other political subdivision loans	1,088,032	58,219	1,146,251
Other commercial loans	303,168	231,675	534,843
LHFI	$5,431,890	$4,815,939	$10,247,829

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

The following table presents the LHFI composition by region at September 30, 2022 and reflects each region’s diversified mix of loans ($ in thousands):

	September 30, 2022
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$693,741	$314,156	$48,765	$192,650	$38,347	$99,823
Other secured by 1-4 family residential properties	566,985	126,847	48,428	296,491	65,511	29,708
Secured by nonfarm, nonresidential properties	3,206,946	911,567	249,549	1,292,254	173,434	580,142
Other real estate secured	593,119	101,680	1,758	337,458	7,036	145,187
Other loans secured by real estate:
Other construction	953,654	454,426	9,136	226,820	9	263,263
Secured by 1-4 family residential properties	2,030,127	—	—	2,024,308	5,819	—
Commercial and industrial loans	1,689,532	420,001	25,879	743,116	260,939	239,597
Consumer loans	166,027	23,506	7,561	104,269	19,226	11,465
State and other political subdivision loans	1,188,703	77,853	70,293	831,431	28,879	180,247
Other commercial loans	497,230	70,079	10,130	302,443	54,206	60,372
LHFI	$11,586,064	$2,500,115	$471,499	$6,351,240	$653,406	$1,609,804

Construction, Land Development and Other Land Loans by Region
Lots	$72,411	$40,195	$8,822	$16,441	$1,937	$5,016
Development	144,989	51,404	1,690	54,266	6,604	31,025
Unimproved land	99,197	21,327	13,174	32,514	4,707	27,475
1-4 family construction	377,144	201,230	25,079	89,429	25,099	36,307
Construction, land development and other land loans	$693,741	$314,156	$48,765	$192,650	$38,347	$99,823

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$324,948	$122,602	$34,912	$85,101	$22,155	$60,178
Office	269,068	102,266	18,027	86,812	10,604	51,359
Hotel/motel	298,266	171,299	73,974	24,721	28,272	—
Mini-storage	159,898	27,253	2,150	110,838	500	19,157
Industrial	344,013	116,897	18,636	106,635	247	101,598
Health care	50,239	17,864	1,017	27,427	347	3,584
Convenience stores	29,170	8,706	668	15,019	604	4,173
Nursing homes/senior living	346,795	139,263	—	139,029	5,765	62,738
Other	122,999	17,496	9,979	60,027	16,596	18,901
Total nonowner-occupied loans	1,945,396	723,646	159,363	655,609	85,090	321,688
Owner-occupied:
Office	152,004	42,342	37,200	45,750	9,316	17,396
Churches	75,039	16,676	5,348	42,353	7,577	3,085
Industrial warehouses	167,154	18,112	2,920	38,509	17,408	90,205
Health care	126,382	11,077	6,491	91,939	2,360	14,515
Convenience stores	153,282	12,891	21,626	68,967	398	49,400
Retail	95,058	11,993	8,780	43,985	19,373	10,927
Restaurants	53,409	3,098	4,732	29,428	12,293	3,858
Auto dealerships	50,838	7,290	235	24,924	18,389	—
Nursing homes/senior living	252,203	50,363	—	175,640	—	26,200
Other	136,181	14,079	2,854	75,150	1,230	42,868
Total owner-occupied loans	1,261,550	187,921	90,186	636,645	88,344	258,454
Loans secured by nonfarm, nonresidential properties	$3,206,946	$911,567	$249,549	$1,292,254	$173,434	$580,142

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

The econometric models currently in production reflect segment or pool level sensitivities of PD to changes in macroeconomic variables. By measuring the relationship between defaults and changes in the economy, the quantitative reserve incorporates reasonable and supportable forecasts of future conditions that will affect the value of its assets, as required by FASB ASC Topic 326. Under stable forecasts, these linear regressions will reasonably predict a pool’s PD. However, due to the COVID-19 pandemic, the macroeconomic variables used for reasonable and supportable forecasting changed rapidly. At the current levels, it is not clear that the models currently in production will produce reasonably representative results since the models were originally estimated using data beginning in 2004 through 2019. During this period, a traditional, albeit severe, economic recession occurred. Thus, econometric models are sensitive to similar future levels of PD.

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

At September 30, 2022, the ACL on LHFI was $115.1 million, an increase of $15.6 million, or 15.7%, when compared with December 31, 2021. The increase in the ACL during the first nine months of 2022 was principally due to loan growth and an increase in specific reserves for individually analyzed credits. Allocation of Trustmark’s $115.1 million ACL on LHFI, represented 0.93% of commercial LHFI and 1.20% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 0.99% as of September 30, 2022. This compares with an ACL to total LHFI of 0.97% at December 31, 2021, which was allocated to commercial LHFI at 1.00% and to consumer and mortgage LHFI at 0.87%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$103,140	$104,032	$99,457	$117,306
Provision for credit losses, LHFI	12,919	(2,492)	14,775	(16,984)
LHFI charged-off	(2,920)	(1,586)	(7,439)	(7,659)
Recoveries	1,911	4,119	8,257	11,410
Net (charge-offs) recoveries	(1,009)	2,533	818	3,751
Balance at end of period	$115,050	$104,073	$115,050	$104,073

The increase in net charge-offs when the three months ended September 30, 2022 is compared to the same time period in 2021 was principally due to declines in recoveries in the Mississippi market region. The decrease in net recoveries when the nine months ended September 30, 2022 is compared to the same time period in 2021 was primarily due to a declines in recoveries in the Mississippi, Texas and Tennessee market regions, partially offset by an increase in recoveries in the Alabama market region and a decline in charge-offs in the Mississippi market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Alabama	$93	$247	$1,921	$552
Florida	(23)	356	712	553
Mississippi	(702)	1,436	(1,056)	572
Tennessee	(202)	(8)	(595)	1,070
Texas	(175)	502	(164)	1,004
Total net (charge-offs) recoveries	$(1,009)	$2,533	$818	$3,751

The PCL, LHFI for the three and nine months ended September 30, 2022 totaled 0.45% and 0.18% of average loans (LHFS and LHFI), respectively, compared to -0.10% and -0.22% of average loans (LHFS and LHFI) for the same time periods in 2021, respectively. The PCL on LHFI for the first nine months of 2022 primarily reflected an increase in required reserves as a result of loan growth and specific reserves on individually analyzed LHFI.

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

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At September 30, 2022, the ACL on off-balance sheet credit exposures totaled $31.6 million compared to $35.6 million at December 31, 2021, a decrease of $4.0 million, or 11.2%. The PCL, off-balance sheet credit exposures totaled a negative $1.3 million and a negative $4.0 million for the three and nine months ended September 30, 2022, respectively, compared to a negative $1.0 million and a negative $5.9 million for the same time periods in 2021, respectively. The negative PCL on off-balance sheet credit exposures for the first nine months of 2022 primarily reflected a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022	December 31, 2021
Nonaccrual LHFI
Alabama	$12,710	$8,182
Florida	227	313
Mississippi	23,517	21,636
Tennessee	5,120	10,501
Texas	26,353	22,066
Total nonaccrual LHFI	67,927	62,698
Other real estate
Alabama	217	—
Mississippi	2,754	4,557
Total other real estate	2,971	4,557
Total nonperforming assets	$70,898	$67,255

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.60%	0.64%

Loans past due 90 days or more
LHFI	$1,842	$2,114

LHFS - Guaranteed GNMA serviced loans (1)	$48,313	$69,894

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At September 30, 2022, nonaccrual LHFI totaled $67.9 million, or 0.58% of total LHFS and LHFI, reflecting an increase of $5.2 million, or 8.3%, relative to December 31, 2021. The increase in nonaccrual LHFI during the first nine months of 2022 was primarily due to one large commercial credit placed on nonaccrual status in each of the Alabama and Texas market regions, partially offset by reductions and pay-offs of nonaccrual loans in the Alabama and Texas market regions and a commercial credit that returned to accrual status in the Tennessee market region.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at September 30, 2022 decreased $1.6 million, or 34.8%, when compared with December 31, 2021. The decrease in other real estate was principally due to properties sold in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended September 30, 2022
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$3,034	$84	$—	$2,950	$—	$—
Additions	974	100	—	874	—	—
Disposals	(635)	(25)	—	(610)	—	—
(Write-downs) recoveries	(402)	58	—	(460)	—	—
Balance at end of period	$2,971	$217	$—	$2,754	$—	$—

	Three Months Ended September 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$9,439	$2,830	$—	$6,550	$59	$—
Additions	388	—	—	379	9	—
Disposals	(3,177)	(2,296)	—	(813)	(68)	—
(Write-downs) recoveries	(437)	79	—	(516)	—	—
Balance at end of period	$6,213	$613	$—	$5,600	$—	$—

	Nine Months Ended September 30, 2022
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$4,557	$—	$—	$4,557	$—	$—
Additions	1,430	151	—	1,279	—	—
Disposals	(2,503)	(25)	—	(2,478)	—	—
(Write-downs) recoveries	(513)	91	—	(604)	—	—
Balance at end of period	$2,971	$217	$—	$2,754	$—	$—

	Nine Months Ended September 30, 2021
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50	$—
Additions	770	—	—	717	53	—
Disposals	(4,326)	(2,525)	—	(1,673)	(128)	—
(Write-downs) recoveries	(1,882)	(133)	—	(1,774)	25	—
Balance at end of period	$6,213	$613	$—	$5,600	$—	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate decreased $1.4 million, or 72.7%, when the first nine months of 2022 is compared to the same time period in 2021, primarily due to a decrease in reserves for other real estate write-downs in the Mississippi market region as a result of properties sold which were previously reserved for.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $14.425 billion at September 30, 2022 compared to $15.087 billion at December 31, 2021, a decrease of $662.0 million, or 4.4%. During the first nine months of 2022, noninterest-bearing deposits decreased $412.3 million, or 8.6%, reflecting declines in consumer and public DDAs partially offset by an increase in commercial DDAs. Interest-bearing deposits decreased $249.7 million, or 2.4%, during the first nine months of 2022, primarily due to declines in public and commercial interest checking accounts, commercial MMDAs, and all categories of certificates of deposits, partially offset by growth in consumer interest checking accounts and consumer savings accounts.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $544.1 million at September 30, 2022 compared to $238.6 million at December 31, 2021, an increase of $305.5 million. At September 30, 2022 and December 31, 2021, $93.1 million and $238.6 million represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $451.0 million of upstream federal funds purchased at September 30, 2022 compared to none at December 31, 2021. The increase in the upstream federal funds purchased as a funding source was due to Trustmark's deployment of its excess cash to purchase investment securities and the subsequent continued strong loan growth. In addition, as the FRB has begun to tighten monetary policy, competition for deposits has also increased.

Other borrowings totaled $223.2 million at September 30, 2022, an increase of $132.1 million when compared with $91.0 million at December 31, 2021, principally due to $150.0 million of short-term FHLB advances obtained from the FHLB of Dallas.

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

Capital Resources and Liquidity

At September 30, 2022, Trustmark’s total shareholders’ equity was $1.509 billion, a decrease of $232.4 million, or 13.3%, when compared to December 31, 2021. During the first nine months of 2022, shareholders’ equity decreased primarily as a result of a decline in the fair market value of securities available for sale, net of tax, of $235.9 million, common stock dividends of $42.6 million, common stock repurchases of $24.6 million, unrealized net holding loss on the securities transferred to held to maturity, net of tax, of $23.6 million and a decline in the fair market value of cash flow hedges, net of tax, of $15.1 million, partially offset by net income of $106.0 million. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2021 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of September 30, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at September 30, 2022. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since September 30, 2022 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At September 30, 2022, the carrying amount of the subordinated notes was $123.2 million compared to $123.0 million at December 31, 2021. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at June 30, 2022 and December 31, 2021. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at September 30, 2022 and December 31, 2021. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at September 30, 2022 and December 31, 2021.

Dividends on Common Stock

Dividends per common share for the nine months ended September 30, 2022 and 2021 were $0.69. Trustmark’s indicated dividend for 2022 is $0.92 per common share, which is the same as dividends per common share declared in 2021.

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

On December 7, 2021, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2022, under which $100.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2022. The shares may be purchased from time to time at prevailing market prices, through open market or private transactions, depending on market conditions, and in conjunction with its disciplined share repurchase framework. There is no guarantee as to the number of shares that may be repurchased by Trustmark, and Trustmark may discontinue repurchases at any time at Management's discretion. Under this authority, Trustmark repurchased approximately 247 thousand shares of its outstanding common stock valued at $8.0 million during the three months ended September 30, 2022. During the first nine months of 2022, Trustmark repurchased approximately 789 thousand shares of its outstanding common stock valued at $24.6 million.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $14.887 billion for the first nine months of 2022 and represented approximately 85.6% of average liabilities and shareholders’ equity, compared to average deposits of $14.437 billion, which represented 85.2% of average liabilities and shareholders’ equity for the first nine months of 2021.

Trustmark had $198.7 million held in an interest-bearing account at the FRBA at September 30, 2022, compared to $2.064 billion held at December 31, 2021.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources. At September 30, 2022, brokered sweep MMDA deposits totaled $22.0 million compared to $29.6 million at December 31, 2021.

At September 30, 2022 Trustmark had $451.0 million of upstream federal funds purchased compared to no upstream federal funds purchased at December 31, 2021. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity. The increase in the upstream federal funds purchased as a funding source was due to Trustmark's deployment of its excess cash to purchase investment securities and the subsequent continued strong loan growth. In addition, as the FRB has begun to tighten monetary policy, competition for deposits has also increased.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $150.0 million of outstanding short-term and no long-term advances at September 30, 2022, compared to no outstanding short-term or long-term advances at December 31, 2021. Trustmark had no standby letters of credit outstanding with the FHLB of Dallas at September 30, 2022 and December 31, 2021. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $3.791 billion at September 30, 2022.

In addition, at September 30, 2022, Trustmark had no short-term and $83 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to no short-term and $97 thousand in long-term FHLB advances at December 31, 2021. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At September 30, 2022, Trustmark had approximately $1.182 billion available in unencumbered Treasury and agency securities compared to $751.0 million at December 31, 2021.

Another borrowing source is the Discount Window. At September 30, 2022, Trustmark had approximately $1.307 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $876.8 million at December 31, 2021.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At September 30, 2022, the carrying amount of the subordinated notes was $123.2 million compared to $123.0 million at December 31, 2021. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At September 30, 2022, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of September 30, 2022, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2021 Annual Report for the expected timing of such payments as of September 30, 2022 and December 31, 2021. There have been no material changes in Trustmark's contractual obligations since year-end.

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

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program are to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At September 30, 2022, the aggregate notional value of Trustmark's interest rate swaps designated as cash flow hedges totaled $675.0 million.

Trustmark records any gains or losses on these cash flow hedges in AOCI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three months ended September 30, 2022, Trustmark reclassified a gain of $643 thousand into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $7.8 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $226.0 million at September 30, 2022, with a positive valuation adjustment of $4.7 million, compared to $378.6 million, with a positive valuation adjustment of $1.8 million at December 31, 2021.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $260.0 million at September 30, 2022 compared to $409.5 million at December 31, 2021. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $928 thousand and a net positive ineffectiveness of $144 thousand for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the impact was a net negative ineffectiveness of $554 thousand and net positive ineffectiveness of $1.7 million, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of September 30, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.491 billion related to this program, compared to $1.225 billion as of December 31, 2021.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At September 30, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to a termination value of $655 thousand at December 31, 2021. At September 30, 2022 and December 31, 2021, Trustmark had posted collateral of $40 thousand and $850 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at September 30, 2022, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At September 30, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $50.9 million, compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At September 30, 2022, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $225.6 million, compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at both September 30, 2022 and December 31, 2021.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at September 30, 2022 and 2021.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2022	2021
+200 basis points	5.4%	21.7%
+100 basis points	2.7%	10.7%
-100 basis points	-5.8%	-6.7%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at September 30, 2022 and 2021.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2022	2021
+200 basis points	-0.1%	11.5%
+100 basis points	0.1%	6.6%

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

At September 30, 2022, the MSR fair value was $132.6 million, compared to $84.1 million at September 30, 2021. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at September 30, 2022, would be a decline in fair value of approximately $4.7 million and $5.7 million, respectively, compared to a decline in fair value of approximately $4.4 million and $3.2 million, respectively, at September 30, 2021. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2021 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first nine months of 2022.

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
The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended September 30, 2022 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2022 to July 31, 2022	26,000	$32.37	26,000	$82,559
August 1, 2022 to August 31, 2022	96,730	32.68	96,730	79,398
September 1, 2022 to September 30, 2022	124,648	32.11	124,648	75,395
Total	247,378		247,378

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

10-ag	Amendment No. 2022-1 to the Trustmark Corporation Deferred Compensation Plan

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	November 3, 2022	DATE:	November 3, 2022