Form 10-K
period 2022-12-31
TRUSTMARK CORP
filed 2023-02-16
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

Based on the closing sales price at June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant was approximately $1.065 billion.

As of January 31, 2023, there were issued and outstanding 60,979,518 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Trustmark’s 2023 Annual Meeting of Shareholders to be held April 25, 2023 are incorporated by reference into Part III of the Form 10-K report.

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state and national economic and market conditions, conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the Securities and Exchange Commission (SEC).

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I

ITEM 1. BUSINESS

The Corporation

Description of Business

Trustmark Corporation (Trustmark), a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At December 31, 2022, TNB had total assets of $18.013 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through 169 offices and 2,738 full-time equivalent associates (measured at December 31, 2022) located in the states of Alabama (includes the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). The principal products produced and services rendered by TNB and Trustmark’s other subsidiaries are as follows:

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

The following table sets forth summary data regarding Trustmark’s securities, loans, assets, deposits, equity and revenue over the past three years ($ in thousands):

December 31,	2022	2021	2020
Securities	$3,518,596	$3,581,414	$2,529,887
Total securities growth (decline)	$(62,818)	$1,051,527	$189,384
Total securities growth (decline)	-1.8%	41.6%	8.1%

Loans held for investment (LHFI)	$12,204,039	$10,247,829	$9,824,524
Total loans growth (decline)	$1,956,210	$423,305	$416,295
Total loans growth (decline)	19.1%	4.3%	4.4%

Assets	$18,015,478	$17,595,636	$16,551,840
Total assets growth (decline)	$419,842	$1,043,796	$3,053,963
Total assets growth (decline)	2.4%	6.3%	22.6%

Deposits	$14,437,648	$15,087,160	$14,048,764
Total deposits growth (decline)	$(649,512)	$1,038,396	$2,803,207
Total deposits growth (decline)	-4.3%	7.4%	24.9%

Equity	$1,492,268	$1,741,311	$1,741,117
Total equity growth (decline)	$(249,043)	$194	$80,415
Total equity growth (decline)	-14.3%	—	4.8%

Years Ended December 31,
Revenue *	$699,852	$640,261	$701,130
Total revenue growth (decline)	$59,591	$(60,869)	$87,496
Total revenue growth (decline)	9.3%	-8.7%	14.3%

* Consistent with Trustmark’s audited financial statements, revenue is defined as net interest income plus noninterest income.

For additional information regarding the general development of Trustmark’s business, see Part II. Item 6. – Selected Financial Data and Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

Overview of Lending Business

Trustmark categorizes loans on its balance sheet into two categories. These categories are described in more detail in Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

The following discussion briefly summarizes Trustmark’s lending business by focusing on LHFI and LHFS and includes a discussion of the risks inherent in these loans, Trustmark’s underwriting policies for its loans and the characteristics of the real estate loan component of these loans.

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

Recent Economic and Industry Developments

Economic activity continued to improve during 2022 as COVID-19 cases declined across the United States and restrictions were lifted; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the long-term effectiveness of the COVID-19 vaccine and the potential economic impact of recent geopolitical developments, such as Russia's invasion of Ukraine. Inflation has become elevated, reflecting supply and demand imbalances related to the pandemic, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022, up to a range of 4.25% to 4.50% as of December 2022. The FRB also signaled the possibility of additional rate increases throughout 2023. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 from 0.10% to 4.40% as of December 2022. The prolonged period of reduced interest rates has had and may continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark. Additionally, as interest rates have increased, so have competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the January 2023 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from November 24, 2022 through January 9, 2023) was mixed across Districts, with five Districts reporting slight to modest increases in overall activity, six Districts reporting no change or slight declines and one District reporting a significant decline. Reports by the twelve Federal Reserve Districts noted the following during the reporting period:

•
Consumer spending increased slightly, with some retailers reporting more robust sales over the holidays. Other retailers noted that high inflation continued to reduce customers' purchasing power, particularly among low- and moderate-income households. Auto sales were flat on average, but some dealers noted that increased vehicle availability boosted sales. Tourism contacts reported moderate to robust activity augmented by strong holiday travel. Manufacturers indicated that activity declined modestly on average, and, in many Districts, reported that supply chain disruptions had eased.
•
Housing markets continued to weaken, with sales and construction declining across Districts. Commercial real estate activity slowed slightly, on average, with more notable weakening in the office market.

•
Most bankers reported that residential mortgage demand remained weak, and some said higher borrowing costs had begun to dampen commercial lending.
•
Energy activity continued to increase moderately and agriculture conditions were generally unchanged or improving.
•
Employment continued to grow at a modest to moderate pace for most Districts. While some Districts noted that labor availability had increased, firms continued to report difficulty in filling open positions. Many firms hesitated to lay off employees even as demand for their goods and services slowed and planned to reduce headcount through attrition if needed. With persistently tight labor markets, wage pressures remained elevated across Districts, though some reported that these pressures had eased somewhat. Some employers noted they have continued to offer bonuses and enhanced benefits to attract and retain workers.
•
Selling prices increased at a modest or moderate pace in most Districts, though many said that the pace of increases had slowed from that of recent reporting periods. Manufacturers in many Districts reported continued easing in freight costs and prices of commodities, including steel and lumber, though some said input costs remained elevated. Many retailers noted increased difficulty in passing through cost increases, suggesting greater price sensitivity on the part of consumers. In addition, some retailers offered more discounts and promotions than they had a year ago in order to move merchandise and clear out excess inventories. On balance, contacts across Districts said they expected future price growth to moderate further in 2023.
•
On balance, contacts generally expected little growth in the overall economic activity in the months ahead.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted that loan growth for a majority of portfolios was steady, institutions cut investments in mortgage-backed securities as unrealized losses in securities portfolios increased, deposit growth shifted primarily to time deposits as growth in other deposits declined during the reporting period, and institutions increased short-term borrowings to fund ongoing loan growth, and asset quality metrics showed a steady increase in the level of nonperformance. The Federal Reserve’s Eleventh District also reported energy activity continued to expand during the reporting period, with a slight increase in rig count and sizeable increases in both oil and natural gas production during the fourth quarter of 2022, and due to high demand for oilfield services and supply chain issues, the industry remained constrained on equipment and labor and expectations were for activity to expand at a slow and steady pace in 2023. The Federal Reserve’s Eleventh District report also noted that contacts seemed confident that crude oil markets to remain tight for the next several years, keeping oil prices higher enough for most District producers to profitably drill new wells, and that outlooks for the energy sector improved overall and most contacts expecting increases in capital spending in 2023.

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

At June 30, 2022, Trustmark’s deposit market share ranked within the top three positions in 55.0% of the 56 counties served and within the top five positions in 68.0% of the counties served. The following table presents Federal Deposit Insurance Corporation (FDIC) deposit data regarding TNB’s deposit market share by state as of June 30, 2022. The FDIC deposit market share data presented below does not align with Trustmark’s reported geographic market regions, which in some instances cross state lines, and Trustmark’s geographic coverage within certain states presented below is not statewide (see the section captioned “Description of Business” above).

State	Deposit Market Share
Alabama	1.70%
Florida	0.16%
Mississippi	12.88%
Tennessee	0.33%
Texas	0.04%

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

At December 31, 2022, Trustmark exceeded its minimum capital requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 9.74%, 10.15% and 11.91% of its total risk-weighted assets, respectively. At December 31, 2022, TNB also exceeded these requirements with common equity Tier 1 capital, Tier 1 capital and total capital equal to 10.34%, 10.34% and 11.26% of its total risk-weighted assets, respectively. At December 31, 2022, the leverage ratios for Trustmark and TNB were 8.47% and 8.65%, respectively. At December 31, 2022, TNB was well-capitalized based on the ratios and guidelines described above.

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

On May 5, 2022, the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate- income individuals and neighborhoods, under the CRA. If this rule is finalized as proposed, it may become more challenging and/or costly for insured depository institutions, including TNB, to achieve an “Outstanding” or “Satisfactory” CRA rating, which could negatively impact their ability to obtain regulatory approval for an acquisition.

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

Debit Interchange Regulation

The FRB has issued rules under the Electronic Fund Transfer Act (EFTA), as amended by the Dodd-Frank Act, to limit interchange fees that an issuer with $10.0 billion or more in assets, such as TNB, may receive or charge for an electronic debit card transaction. Under the FRB’s rules, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five basis points multiplied by the value of the transaction. In addition, the FRB’s rules allow for an upward adjustment of no more than one cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the rule.

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

The FDIC determines a bank’s assessment rate within a range of base assessment rates using a risk scorecard that takes into account the bank’s financial ratios and supervisory rating (the CAMELS composite rating), among other factors. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. The methodology that the FDIC uses to calculate assessment amounts is also based on the FDIC’s designated reserve ratio, which is currently 2.0%. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan in September 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the DIF reserve ratio meets or exceeds 2.00%. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including TNB, will generally increase.

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

In 2022, TNB’s expenses related to deposit insurance premiums totaled $7.4 million.

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

Employees

At December 31, 2022, Trustmark employed 2,738 full-time equivalent associates, none of which are represented by a collective bargaining agreement. Trustmark believes its employee relations to be satisfactory.

Information about Executive Officers of Trustmark

As of the filing date, the executive officers of Trustmark and its primary bank subsidiary, TNB, including their ages, positions and principal occupations for the last five years are as follows:

Gerard R. Host, 68

Trustmark Corporation

Chairman since May 2022

Executive Chairman from January 2021 to April 2022

Chairman from April 2020 to December 2020

President and Chief Executive Officer from January 2011 to December 2020

Trustmark National Bank

Chairman since May 2022

Executive Chairman from January 2021 to April 2022

Chairman from April 2020 to December 2020

Chief Executive Officer from January 2011 to December 2020

President from January 2011 to December 2019

Duane A. Dewey, 64

Trustmark Corporation

President and Chief Executive Officer since January 2021

Trustmark National Bank

Chief Executive Officer since January 2021

President since January 2020

Chief Operating Officer from January 2019 to December 2020

President – Corporate Banking from September 2011 to December 2018

George T. Chambers, Jr., 63

Trustmark Corporation

Principal Accounting Officer since March 2021

Trustmark National Bank

Executive Vice President and Chief Accounting Officer since March 2021

Senior Vice President and Controller from March 2009 to February 2021

Monica A. Day, 62

Trustmark National Bank

President – Institutional Banking since April 2019

Executive Vice President and Real Estate Banking Manager from May 2017 to April 2019

Senior Vice President and Corporate Commercial Real Estate Manager from October 2008 to May 2017

Robert Barry Harvey, 63

Trustmark National Bank

Chief Credit and Operations Officer since June 2021

Chief Credit Officer from March 2010 to May 2021

Executive Vice President since March 2010

Thomas C. Owens, 58

Trustmark Corporation

Treasurer and Principal Financial Officer since March 2021

Trustmark National Bank

Chief Financial Officer since March 2021

Bank Treasurer from September 2013 to February 2021

Executive Vice President since 2013

W. Arthur Stevens, 57

Trustmark National Bank

President – Retail Banking since September 2011

Maria Luisa "Ria" Sugay, 41

Trustmark National Bank

Bank Treasurer since March 2021

Bank Co-Treasurer from July 2020 to February 2021

Executive Vice President since July 2020

USAA

Director, Asset Liability Management from June 2016 to June 2020

Granville Tate, Jr., 66

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

Trustmark’s profitability depends to a large extent on net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and expense on interest-bearing liabilities, such as deposits and borrowings. Trustmark is exposed to interest rate risk in its core banking activities of lending and deposit taking, since assets and liabilities reprice at different times and by different amounts as interest rates change. Trustmark is unable to predict changes in market interest rates, which are affected by many factors beyond Trustmark’s control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets. Market interest rates began to rise during 2022 after an extended period at historical lows. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022, up to a range of 4.25% to 4.50% as of December 2022. The FRB also signaled the possibility of additional rate increases throughout 2023. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 from 0.10% to 4.40% as of December 2022. The prolonged period of reduced interest rates has had and may continue to have an adverse effect on net interest income and margins and profitability for financial institutions, including Trustmark. Additionally, as interest rates have increased, so have competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

Financial simulation models are the primary tools used by Trustmark to measure interest rate exposure. Using a wide range of scenarios, Management is provided with extensive information on the potential impact to net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior. In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates. Trustmark’s simulation model using static balances at December 31, 2022, estimated that in the event of a hypothetical 200 basis point increase in interest rates, net interest income may increase 3.3%, while a hypothetical 100 basis point increase in interest rates, may increase net interest income 1.7%. In the event of a hypothetical 100 basis point decrease in interest rates using static balances at December 31, 2022, it is estimated net interest income may decrease by 1.8%.

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

In 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced that after the end of 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. On March 5, 2021, the FCA confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which ended on December 31, 2021). The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, has identified the Secured Overnight Financing Rate (SOFR) as the reference rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. However, there are conceptual and technical differences between LIBOR and SOFR. The federal banking agencies encouraged banking organizations to cease entering into new contracts that use US$ LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate. Market participants are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. On December 16, 2022, the FRB adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. While the benchmark provider for US$ LIBOR (which was typically the benchmark that Trustmark used) intends to provide the benchmark for some tenors of US$ LIBOR through June 2023, Trustmark has transitioned to SOFR for new variable rate loans, derivative contracts, borrowings and other financial instruments as of January 1, 2022.

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

On a quarterly basis, Trustmark evaluates investments and other assets for expected credit losses. At December 31, 2022, gross unrealized losses on securities for which an allowance for credit losses has not been recorded totaled $335.0 million. Trustmark may be required to record credit loss expense if these investments suffer a decline in value that is the result of a credit loss. If Trustmark determines that a credit loss exists, the credit portion of the allowance would be measured using a discounted cash flow (DCF) analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Trustmark may record is limited to the amount by which the amortized cost exceeds the fair value, which could have a material adverse effect on results of operations in the period in which a credit loss, if any, occurs.

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

Economic activity continued to improve during 2022 as COVID-19 cases declined across the United States and restrictions were lifted; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the long-term effectiveness of the COVID-19 vaccine and the potential economic impact of recent geopolitical developments, such as Russia's invasion of Ukraine. Inflation has become elevated, reflecting supply and demand imbalances related to the pandemic, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets, and the potential impact of these trends on the United States economy, are expected to persist for the near term. While Trustmark’s customer base is wholly domestic, international economic conditions affect domestic conditions, and thus may have an impact upon Trustmark’s financial condition or results of operations. Strategic risk, including threats to business models from rising rates and modest economic growth, remains high. Management’s ability to plan, prioritize and allocate resources in this new environment will be critical to Trustmark’s ability to sustain earnings that will attract capital. Because of the complexities presented by current economic conditions, Management will continue to be challenged in identifying alternative sources of revenue, prudently diversifying assets, liabilities and revenue and effectively managing the costs of compliance.

Market interest rates rose during 2022 after an extended period at historical lows. The prolonged period of reduced interest rates in recent years, has and may continue to place pressure on net interest margins for Trustmark (as well as its competitors). Conversely, as interest rates rise, so do competitive pressures on the deposit cost of funds. It is not possible to predict the pace and magnitude of changes to interest rates, or the impact rate changes will have on Trustmark’s results of operations.

Trustmark does not assume that current uncertain conditions in the economy will improve significantly in the near future. A weakened economy could affect Trustmark in a variety of substantial and unpredictable ways. In particular, Trustmark may face the following risks in connection with these events:

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

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of direct or indirect negative consequences, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on geographic expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on Trustmark’s business, financial condition or results of operations. In 2021, TNB settled a fair lending enforcement action with the Department of Justice, the OCC and the CFPB and incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents of majority-Black and Hispanic neighborhoods in the Memphis metropolitan statistical area. Trustmark and TNB could be subject to other enforcement actions in the future.

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

Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 326, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” requires Trustmark to recognize all expected credit losses over the life of a loan based on historical experience, current conditions and reasonable and supportable forecasts. FASB ASC Topic 326 generally is expected to result in earlier recognition of credit losses, which would increase reserves and decrease capital. Additionally, the allowance for credit losses model could be materially impacted by changes in current and forecasted macroeconomic conditions. It is not possible to predict the timing or magnitude of changes in macroeconomic conditions or the impact such changes could have on

Trustmark’s allowance for credit losses; however, material changes in the allowance for credit losses could have a material impact on Trustmark’s reserves and capital.

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

If Trustmark consummates an acquisition, a portion of the purchase price would generally be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2022, goodwill and other identifiable intangible assets were $387.9 million. Under current accounting standards, if Trustmark determines goodwill or intangible assets are impaired, Trustmark would be required to write down the carrying value of these assets. Trustmark’s annual goodwill impairment evaluation performed during the fourth quarter of 2022 indicated no impairment of goodwill for any reporting segment. Management cannot provide assurance, however, that Trustmark will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on Trustmark’s shareholders’ equity and financial condition and could cause a decline in Trustmark’s stock price.

Trustmark holds other real estate and may acquire and hold significant additional amounts, which could lead to increased operating expenses and vulnerability to additional declines in real property values.

As business necessitates, Trustmark forecloses on and takes title to real estate serving as collateral for loans. At December 31, 2022, Trustmark held $2.0 million of other real estate, compared to $4.6 million at December 31, 2021. The amount of other real estate held by Trustmark may increase in the future as a result of, among other things, business combinations, increased uncertainties in the housing market or increased levels of credit stress in residential real estate loan portfolios. Increased other real estate balances could lead to greater expenses as Trustmark incurs costs to manage, maintain and dispose of real properties as well as to remediate any environmental cleanup costs incurred in connection with any contamination discovered on real property on which Trustmark has foreclosed and to which Trustmark has taken title. As a result, Trustmark’s earnings could be negatively affected by various expenses associated with other real estate owned, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with real property ownership, as well as by the funding costs associated with other real estate assets. The expenses associated with holding a significant amount of other real estate could have a material adverse effect on Trustmark’s financial condition or results of operations.

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

Security breaches in Trustmark’s internet and mobile banking activities (myTrustmark®) could further expose Trustmark to possible liability and reputational risk. Any compromise in security could deter customers from using Trustmark’s internet and mobile banking services that involve the transmission of confidential information. Trustmark relies on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. However, these precautions may not protect Trustmark’s systems from compromise or breaches of security, which could result in significant legal liability and significant damage to Trustmark’s reputation and business.

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

Substantial legal liability against Trustmark, including its subsidiaries, could materially adversely affect Trustmark’s business, financial condition or results of operations, or cause significant harm to its reputation. TNB recently agreed to a settlement relating to litigation involving the Stanford Financial Group. For additional information regarding this settlement, see the section captioned “Legal Proceedings” in Note 16 - Commitments and Contingencies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

Trustmark’s accounting policies and methods are fundamental to how Trustmark records and reports its financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of

Trustmark’s financial statements. The most recent economic recession resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between generally accepted accounting principles (GAAP) and International Financial Reporting Standards may result in changes to GAAP. Any such changes can be difficult to predict and can materially affect how Trustmark records and reports its financial condition or results of operations. For additional details regarding recently adopted and pending accounting pronouncements, see Note 1 – Significant Accounting Policies included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Trustmark’s principal offices are housed in its main office building located in downtown Jackson, Mississippi and owned by TNB. Trustmark’s main office building is primarily allocated for bank use with a small portion available for occupancy by tenants on a lease basis, although such incidental leasing activity is not material to Trustmark’s operations. At December 31, 2022, Trustmark, through TNB, operated 163 full-service branches, 6 limited-service branches and an automated teller machine (ATM) network, which included

150 ATMs and 108 ITMs at its branches and other locations. In addition, Trustmark operated 16 offices in various locations providing mortgage banking, wealth management and insurance services. Trustmark leases 35 of its branch and other office locations with the remainder being owned. Trustmark believes its properties are suitable and adequate to operate its financial services business.

ITEM 3. LEGAL PROCEEDINGS

Information required in this section is set forth under the heading “Legal Proceedings” of Note 16 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

In accordance FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for litigation matters when those matters present loss contingencies that are both probable and reasonably estimable. As a result of the entry into the Settlement relating to the litigation involving the Stanford Financial Group, Trustmark recognized a $100.0 million litigation settlement expense included in noninterest expense during the fourth quarter of 2022, plus an additional $750 thousand in related legal fees. At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any currently pending legal proceeding other than the settled Stanford litigation is not probable and reasonably estimable. All matters will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. In view of the inherent difficulty of predicting the outcome of legal proceedings, Trustmark cannot predict the eventual outcomes of the currently pending matters or the timing of their ultimate resolution. Management currently believes, however, based upon the advice of legal counsel and Management’s evaluation and after taking into account its current insurance coverage, that the legal proceedings currently pending other than the settled Stanford litigation should not have a material adverse effect on Trustmark’s consolidated financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends

Trustmark’s common stock is listed on the Nasdaq Stock Market and is traded under the symbol “TRMK.”

Trustmark paid quarterly cash dividends to shareholders of $0.23 per share, or $0.92 per share annually, in 2022. As a component of return to common shareholders, Trustmark intends to pay cash dividends when corporate financial performance and capital strength allow it to do so. All dividend payments must be approved and declared by the Board of Directors of Trustmark and are required to be in compliance with all applicable laws and regulations.

At January 31, 2023, there were approximately 3,050 registered shareholders of record and approximately 18,774 beneficial account holders of shares in nominee name of Trustmark’s common stock. Other information required by this item can be found in Note 17 - Shareholders’ Equity included in Part II. Item 8. - Financial Statements and Supplementary Data of this report.

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

On December 7, 2021, the Board of Directors of Trustmark authorized a stock repurchase program, effective January 1, 2022, under which $100.0 million of Trustmark’s outstanding common stock could be acquired through December 31, 2022. Under this authority, Trustmark repurchased approximately 789 thousand shares of its common stock value at $24.6 million during 2022.

On December 6, 2022, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2023, under which $50.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2023. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares have been repurchased under this authority.

Performance Graph

The following graph compares Trustmark’s annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the Nasdaq market value index and the S&P 500 – Regional Banks index. The S&P 500 – Regional Banks index is an industry index published by S&P Dow Jones Indices, a division of S&P Global, and is comprised of stock in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2017, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown.

Company	2017	2018	2019	2020	2021	2022
Trustmark	$100.00	$91.78	$114.48	$93.98	$115.00	$127.27
NASDAQ Composite-Total Return	100.00	97.16	132.81	192.47	235.15	158.65
S&P 500 - Regional Banks	100.00	81.82	110.80	105.77	148.65	110.72

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.

Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited consolidated financial data is derived from Trustmark’s audited financial statements as of and for the three years ended December 31, 2022 ($ in thousands, except per share data). The data should be read in conjunction with Part II. Item 7. -

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. – Financial Statements and Supplementary Data.

Years Ended December 31,	2022	2021	2020
Consolidated Statements of Income
Total interest income	$541,833	$442,511	$468,335
Total interest expense	47,125	24,160	41,798
Net interest income	494,708	418,351	426,537
Provision for credit losses (PCL), LHFI	21,677	(21,499)	36,113
PCL, off-balance sheet credit exposures (1)	1,215	(2,949)	8,934
Noninterest income	205,144	221,910	274,593
Noninterest expense (1)	603,213	489,296	466,301
Income before income taxes	73,747	175,413	189,782
Income taxes	1,860	28,048	29,757
Net Income	$71,887	$147,365	$160,025

Total Revenue (2)	$699,852	$640,261	$701,130

Per Share Data
Basic earnings per share	$1.17	$2.35	$2.52
Diluted earnings per share	1.17	2.34	2.51
Cash dividends per share	0.92	0.92	0.92

Performance Ratios
Return on average equity	4.48%	8.32%	9.52%
Return on average tangible equity	6.00%	10.81%	12.58%
Return on average assets	0.41%	0.86%	1.05%
Average equity / average assets	9.18%	10.38%	11.05%
Net interest margin (fully taxable equivalent)	3.17%	2.76%	3.19%
Dividend payout ratio	78.63%	39.15%	36.51%

Credit Quality Ratios (3)
Net charge-offs (recoveries)/average loans	0.01%	-0.04%	0.02%
PCL, LHFI / average loans	0.19%	-0.21%	0.36%
Nonaccrual LHFI / (LHFI + LHFS)	0.53%	0.60%	0.61%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.55%	0.64%	0.73%
Allowance for credit losses (ACL), LHFI / LHFI	0.99%	0.97%	1.19%
(1)
During 2021, Trustmark reclassified its credit loss expense on off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.
(2)
Consistent with Trustmark’s audited financial statements, total revenue is defined as net interest income plus noninterest income.
(3)
Excludes Paycheck Protection Program (PPP) loans.

December 31,	2022	2021	2020
Consolidated Balance Sheets
Total assets	$18,015,478	$17,595,636	$16,551,840
Securities	3,518,596	3,581,414	2,529,887
Total loans (incl. PPP, LHFS and LHFI)	12,339,265	10,556,871	10,881,609
Deposits	14,437,648	15,087,160	14,048,764
Total shareholders' equity	1,492,268	1,741,311	1,741,117

Stock Performance
Market value - close	$34.91	$32.46	$27.31
Book value	24.47	28.25	27.45
Tangible book value	18.11	21.93	21.26

Capital Ratios
Total equity / total assets	8.28%	9.90%	10.52%
Tangible equity / tangible assets	6.27%	7.86%	8.34%
Tangible equity / risk-weighted assets	7.61%	10.71%	11.22%
Tier 1 leverage ratio (1)	8.47%	8.73%	9.33%
Common equity tier 1 risk-based capital ratio (1)	9.74%	11.29%	11.62%
Tier 1 risk-based capital ratio (1)	10.15%	11.77%	12.11%
Total risk-based capital ratio (1)	11.91%	13.55%	14.12%
(1)
Effective 2020, Trustmark elected the five-year phase-in transition period related to adopting FASB ASU 2016-13 for regulatory capital purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following provides a narrative discussion and analysis of Trustmark’s financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and the supplemental financial data included in Part II. Item 8. – Financial Statements and Supplementary Data of this report. Discussion and analysis of Trustmark’s financial condition and results of operations for the years ended December 31, 2021 and 2020 are included in the respective sections within Part II. Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Trustmark’s Annual Report filed on Form 10-K for the year ended December 31, 2021.

Executive Overview

Trustmark has been committed to meeting the banking and financial needs of its customers and communities for over 130 years and remains focuses on providing support, advice and solutions to its customers' unique needs. Trustmark's produced strong financial results during 2022 reflected by significant growth in LHFI of $1.956 billion, or 19.1%, the highest in Trustmark's history, expansion of the net interest margin, consistent performance from its fee businesses and solid credit quality.

On January 13, 2023, TNB entered into a settlement agreement that will, pending court approval, resolve all current and potential future claims relating to litigation involving the Stanford Financial Group that began in 2009. While Trustmark denies any liability or wrongdoing with respect to this matter, it believes the settlement is in the best interest of Trustmark and its shareholders as it eliminates risk, ongoing expense and uncertainty. In the fourth quarter of 2022, Trustmark recognized litigation settlement expense of $100.0 million as well as an additional $750 thousand in legal fees, which are included in noninterest expense for 2022.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark’s capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. The Board of Directors of Trustmark declared a quarterly cash dividend of $0.23 per share. The dividend is payable March 15, 2023, to shareholders of record on March 1, 2023.

Financial Highlights

Trustmark reported a net loss of $34.1 million, or basic and diluted earnings per share (EPS) of -$0.56, for the fourth quarter of 2022, compared to a net income of $26.2 million, or basic and diluted EPS of $0.42, in the fourth quarter of 2021. Trustmark’s reported performance during the quarter ended December 31, 2022, produced a return on average tangible equity of -12.14%, a return on average assets of -0.76%, an average equity to average assets ratio of 8.41% and a dividend payout ratio of -41.07%, compared to a return on average tangible equity of 7.72%, a return on average assets of 0.60%, an average equity to average assets ratio of 10.12% and a dividend payout ratio of 54.76% during the quarter ended December 31, 2021.

The decrease in net income when the fourth quarter of 2022 is compared to the fourth quarter of 2021 was principally due to the litigation settlement expense recorded during the fourth quarter of 2022 related to the Stanford Financial Group litigation. Excluding the litigation settlement expense, net income increased $15.3 million, or 58.3%, when the fourth quarter of 2022 is compared to the fourth quarter of 2021, principally due to an increase in revenue partially offset by an increase in noninterest expense, excluding the litigation settlement expense. Revenue, which is defined as net interest income plus noninterest income, totaled $191.8 million for the quarter ended December 31, 2022 compared to $149.1 million for the quarter ended December 31, 2021, an increase of $42.7 million, or 28.6%. The increase in total revenue for the fourth quarter of 2022 compared to the same time period in 2021 was principally due to an increase in interest and fees on LHFS and LHFI partially offset by an increase in interest on deposits and a decline in mortgage banking, net.

Net interest income for the fourth quarter of 2022 totaled $146.6 million, an increase of $48.3 million, or 49.1%, when compared to the fourth quarter of 2021, principally due to an increase in interest and fees on LHFS and LHFI partially offset by increases in all categories of interest expense. Noninterest income for the fourth quarter of 2022 totaled $45.2 million, a decrease of $5.6 million, or 11.0%, when compared to the fourth quarter of 2021, principally due to a decrease in mortgage banking, net partially offset by increases in service charges on deposit accounts and other income, net. Mortgage banking, net declined $8.2 million, or 70.6%, when the fourth quarter of 2022 is compared to the same time period in 2021, principally due to decreases in gain on sales of loans, net and the net hedge ineffectiveness partially offset by a decline in the MSR run-off. Service charges on deposit accounts increased $1.8 million, or 19.2%, when the fourth quarter of 2022 is compared to the same time period in 2021, principally due to increases in non-sufficient funds (NSF) and overdraft fees on consumer interest checking accounts and commercial demand deposit accounts (DDAs) as well as an increase in service charges on consumer interest checking accounts, partially offset by a decline in NSF and overdraft fees on consumer DDAs. Other income, net increased $1.3 million when the fourth quarter of 2022 is compared to the fourth quarter of 2021, principally due to an increase in cash management service fees and a decline in the amortization of tax credit partnerships.

Noninterest expense for the fourth quarter of 2022 totaled $231.2 million, an increase of $111.8 million, or 93.5%, when compared to the fourth quarter of 2021, principally due to the litigation settlement expense recorded during the fourth quarter of 2022 related to the Stanford Financial Group litigation. Excluding the litigation settlement expense, noninterest expense increased $11.0 million, or 9.2%, when the fourth quarter of 2022 is compared to the fourth quarter of 2021, principally due to increases in salaries and employee benefits, services and fees, other expense and net occupancy-premises. Salaries and employee benefits increased $5.2 million, or 7.6%, when the fourth quarter of 2022 is compared to the same time period in 2021, principally due to increases in salary expense as a result of general merit increases and the addition of employees in the Georgia LPO, severance expense, management performance incentives expense and commissions expense as a result of improvements in insurance business, partially offset by a decline in commission expense related to mortgage originations. Services and fees increased $3.9 million, or 16.8%, when the fourth quarter of 2022 is compared to the same time period in 2021, principally due to increases in legal fees and business processing outsourcing expenses. Other expense increased $1.2 million, or 7.9%, when the fourth quarter of 2022 is compared to the same time period in 2021, principally due to increases in loan expenses, sponsorships and contributions and FDIC assessment expense, partially offset by declines in other miscellaneous expenses. Net occupancy-premises expense increased $1.1 million, or 15.9%, when the fourth quarter of 2022 is compared to the same time period in 2021, principally due to increases in rental expense primarily due to lease termination expense, depreciation of building improvements and other office occupancy expense.

Trustmark’s PCL, LHFI for the three months ended December 31, 2022 totaled $6.9 million compared to a negative $4.5 million for the three months ended December 31, 2021, an increase of $11.4 million. The PCL, LHFI for the fourth quarter of 2022 primarily reflected increases in reserves as a result of loan growth, the weakening of the macroeconomic forecasts and the nature and volume of the portfolio, partially offset by reserves released as a result of updates and adjustments to the qualitative factors and a decline in specific reserves for individually analyzed LHFI. The PCL, off-balance sheet credit exposures totaled $5.2 million for the three months ended December 31, 2022 compared to $2.9 million for the three months ended December 31, 2021, an increase of $2.3 million, or 77.4%. The PCL, off-balance sheet credit exposures for the fourth quarter of 2022 primarily reflected changes in the total reserve rate and an increase in unfunded balances. Please see the section captioned “Provision for Credit Losses,” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

For the year ended December 31, 2022, Trustmark reported net income of $71.9 million, or basic and diluted EPS of $1.17, compared to $147.4 million, or basic and diluted EPS of $2.35 and $2.34, respectively, for the year ended December 31, 2021 and $160.0 million, or basic and diluted EPS of $2.52 and $2.51, respectively, for the year ended December 31, 2020. Trustmark’s reported performance for the year ended December 31, 2022, produced a return on average tangible equity of 6.00%, a return on average assets of 0.41% and a dividend payout ratio of 78.63%, compared to a return on average tangible equity of 10.81%, a return on average assets of 0.86% and a dividend payout ratio of 39.15% for the year ended December 31, 2021 and a return on average tangible equity of 12.58%, a return on average assets of 1.05% and a dividend payout ratio of 36.51% for the year ended December 31, 2020. Trustmark’s average equity to average assets ratio was 9.18%, 10.38% and 11.05% for the years ended December 31, 2022, 2021 and 2020, respectively.

Revenue totaled $699.9 million for the year ended December 31, 2022, compared to $640.3 million and $701.1 million for the years ended December 31, 2021 and 2020, respectively, an increase of $59.6 million, or 9.3%, and a decrease of $60.9 million, or 8.7%, respectively. The increase in total revenue for 2022 compared to 2021 was principally due to increases in interest and fees on LHFS and LHFI and interest on securities partially offset by declines in mortgage banking, net and interest and fees on PPP loans as well as an increase in total interest expense.

Net interest income for the year ended December 31, 2022 totaled $494.7 million, an increase of $76.4 million, or 18.3%, when compared to the year ended December 31, 2021, principally due to increases in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in interest and fees on PPP loans and an increase in interest expense on deposits. Interest and fees on LHFS and LHFI increased $109.2 million, or 30.0%, and interest on securities increased $20.8 million, or 53.0%, when 2022 is compared to 2021 as a result of increases in average balances and higher interest rates. Interest and fees on PPP loans decreased $36.1 million, or 98.3%, when 2022 is compared to 2021 principally due to the accelerated recognition of the unamortized loan fees on the PPP loans sold during the second quarter of 2021 as well as PPP loans that were forgiven by the Small Business Administration (SBA). Interest expense on deposits increased $12.1 million, or 71.5%, when 2022 is compared to 2021 principally due to increases in interest rates on interest checking and money market deposit accounts as well as declines in average balances and interest rates on certificates of deposits. Interest expense on federal funds purchased and securities sold under repurchase agreements increased $5.9 million when 2022 is compared to 2021, principally due to an increase in upstream federal funds purchased as well as the FRB’s increase in the target range for the federal funds rate. Other interest expense increased $4.9 million, or 70.8%, when 2022 is compared to 2021, principally due to an increase in the amount of short-term FHLB advances obtained from the FHLB of Dallas.

Noninterest income totaled $205.1 million for 2022, a decrease of $16.8 million, or 7.6%, when compared to 2021, principally due to a decrease in mortgage banking, net partially offset by increases in service charges on deposit accounts, insurance commissions and other income, net. Mortgage banking, net decreased $35.4 million, or 55.6%, when 2022 is compared to 2021, principally due to decreases in gain on sales of loans, net and the net hedge ineffectiveness partially offset by a decline in the MSR run-off. Service charges on deposit accounts increased $8.9 million, or 26.8%, when 2022 is compared to 2021, principally due to increases in NSF and overdraft fees on consumer interest checking accounts and commercial DDAs as well as service charges on consumer interest checking accounts. Insurance commissions increased $5.2 million, or 10.7%, when 2022 is compared to 2021 principally due to increases in property and casualty commissions, other commission income and group health commissions. Other income, net increased $3.3 million, or 50.2%, when 2022 is compared to 2021, principally due to increases in cash management service fees and other miscellaneous income as well as a decline in the amortization of tax credit partnerships.

Noninterest expense totaled $603.2 million for 2022, an increase of $113.9 million, or 23.3%, when compared to 2021, principally due to the $100.8 million litigation settlement expense recorded during the fourth quarter of 2022. Excluding the litigation settlement expense, noninterest expense increased $13.2 million, or 2.7%, when 2022 is compared to 2021, principally due to increases in services and fees, salaries and employee benefits and net occupancy-premises, partially offset by a decline in other expense. Services and fees increased $12.1 million, or 13.5%, when 2022 is compared to 2021, primarily due to increases in professional services and fees, business processing outsourcing expenses and software licenses. Salaries and employee benefits expense increased $3.3 million, or 1.2%, when 2022 is compared to 2021 principally due to increases in salaries expense primarily related to general merit increases and the addition of the Georgia LPO associates, commissions expense primarily related to improvements in insurance business volumes, management performance incentives, severance expense and other salaries expense, partially offset by non-routine expenses related to the voluntary early retirement program completed during the third quarter of 2021 and a decline in commission expense related to mortgage production. Trustmark completed a voluntary early retirement program during 2021 and incurred $5.6 million of non-routine salaries and employee benefits expense related to this program. Excluding these non-routine expenses, salaries and employee benefits increased $8.9 million, or 3.2%, when 2022 is compared to 2021. Net occupancy-premises increased $2.2 million, or 8.2%, when 2022 is compared to 2021, principally due to increases in landscaping expense, building rental expense primarily due to lease termination expense and depreciation of building improvements. Other expense decreased $4.5 million, or 7.0%, when 2022 is compared to 2021 principally due to the $5.0 million regulatory settlement expense incurred during the third quarter of 2021 as well as a decline in other real estate expense, net, partially offset by increases FDIC assessment expense, travel and entertainment expenses and loan expenses. Excluding the non-routine regulatory settlement expense, other expense increased $471 thousand, or 0.8%, when 2022 is compared to 2021.

Trustmark’s PCL, LHFI for 2022 totaled $21.7 million compared to a negative $21.5 million for 2021, an increase of $43.2 million. The increase in the PCL, LHFI during 2022 was principally due to the weakening of the macroeconomic forecasts, loan growth and specific reserves for individually analyzed LHFI. The PCL, off-balance sheet credit exposures totaled $1.2 million for 2022 compared to a negative $2.9 million for 2021, an increase of $4.2 million. The increase in the PCL, off-balance sheet credit exposures was principally due to changes in the total reserve rate. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At December 31, 2022, nonperforming assets totaled $68.0 million, an increase of $703 thousand, or 1.0%, compared to December 31, 2021 reflecting an increase in nonaccrual LHFI largely offset by a decline other real estate. Total nonaccrual LHFI were $66.0 million at December 31, 2022, an increase of $3.3 million, or 5.2%, relative to December 31, 2021, principally due to LHFI placed on nonaccrual status partially offset by reductions, pay-offs and charge-offs of nonaccrual LHFI in the Mississippi, Alabama, Texas and Tennessee market regions. The percentage of loans, excluding PPP loans, that are 30 days or more past due and nonaccrual LHFI decreased in 2022 to 1.33% compared to 1.51% in 2021. Other real estate totaled $2.0 million at December 31, 2022, a decline of $2.6 million, or 56.4%, when compared to December 31, 2021, principally due to properties sold in Trustmark’s Mississippi market region partially offset by properties foreclosed in the Mississippi market region.

LHFI totaled $12.204 billion at December 31, 2022, an increase of $1.956 billion, or 19.1%, compared to December 31, 2021. The increase in LHFI during 2022 was primarily due to net growth in all classes of LHFI with the exception of other commercial LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.438 billion at December 31, 2022, a decrease of $649.5 million, or 4.3%, compared to December 31, 2021. During 2022, noninterest-bearing deposits decreased $677.3 million, or 14.2%, reflecting declines in all categories of noninterest-bearing deposit accounts. Interest-bearing deposits increased $27.8 million, or 0.3%, during 2022, primarily due to growth in consumer and commercial interest checking accounts, consumer savings accounts and all categories of certificates of deposits, partially offset by declines in all categories of Money Market Deposit Accounts (MMDA) as well as public interest checking accounts.

Federal funds purchased and repurchase agreements totaled $449.3 million at December 31, 2022 compared to $238.6 million at December 31, 2021, an increase of $210.8 million, or 88.3%. Trustmark had $383.0 million of upstream federal funds purchased at December 31, 2022, compared to none at December 31, 2021. Other borrowings totaled $1.051 billion at December 31, 2022, an increase of $959.9 million when compared with $91.0 million at December 31, 2021, primarily due to an increase in outstanding short-term FHLB advances with the FHLB of Dallas. The increases in the upstream federal funds purchased and FHLB advances during 2022 were the result of changes in funding needs to support the strong loan growth.

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

For a complete description of Trustmark’s ACL methodology for the off-balance sheet credit exposures, please see the section captioned “Lending Related” in Note 16 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Mortgage Servicing Rights (MSR)

Trustmark recognizes as assets the rights to service mortgage loans based on the estimated fair value of the MSR when loans are sold and the associated servicing rights are retained. Trustmark has elected to account for the MSR at fair value.

The fair value of the MSR is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, escrow account earnings and contractual servicing fee income and costs. Management reviews all significant assumptions at least quarterly. Mortgage loan prepayment speeds, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change.

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

At December 31, 2022, the MSR fair value was $129.7 million. The impact on the MSR fair value of either a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2022, would be a decline in fair value of approximately $4.5 million and $5.4 million, respectively. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts. See the section captioned “MSR” in Note 6 – Mortgage Banking included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for additional information regarding the valuation of the MSR.

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Years Ended December 31,
TANGIBLE EQUITY		2022	2021	2020
AVERAGE BALANCES
Total shareholders' equity		$1,604,854	$1,770,151	$1,681,587
Less: Goodwill		(384,237)	(384,463)	(383,582)
Identifiable intangible assets		(4,312)	(6,205)	(8,060)
Total average tangible equity		$1,216,305	$1,379,483	$1,289,945
PERIOD END BALANCES
Total shareholders' equity		$1,492,268	$1,741,311	$1,741,117
Less: Goodwill		(384,237)	(384,237)	(385,270)
Identifiable intangible assets		(3,640)	(5,074)	(7,390)
Total tangible equity	(a)	$1,104,391	$1,352,000	$1,348,457

TANGIBLE ASSETS
Total assets		$18,015,478	$17,595,636	$16,551,840
Less: Goodwill		(384,237)	(384,237)	(385,270)
Identifiable intangible assets		(3,640)	(5,074)	(7,390)
Total tangible assets	(b)	$17,627,601	$17,206,325	$16,159,180
Risk-weighted assets	(c)	$14,521,078	$12,623,630	$12,017,378

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$71,887	$147,365	$160,025
Plus: Intangible amortization net of tax		1,076	1,738	2,289
Net income adjusted for intangible amortization		$72,963	$149,103	$162,314
Period end common shares outstanding	(d)	60,977,686	61,648,679	63,424,526

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		6.00%	10.81%	12.58%
Tangible equity/tangible assets	(a)/(b)	6.27%	7.86%	8.34%
Tangible equity/risk-weighted assets	(a)/(c)	7.61%	10.71%	11.22%
Tangible book value	(a)/(d)*1,000	$18.11	$21.93	$21.26

COMMON EQUITY TIER 1 CAPITAL (CET1) - BASEL III
Total shareholders' equity		$1,492,268	$1,741,311	$1,741,117
CECL transition adjustment (2)		19,500	26,000	31,199
AOCI-related adjustments		275,403	32,560	1,051
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,241)	(370,252)	(371,333)
Other adjustments and deductions for CET1 (3)		(3,258)	(4,392)	(6,190)
CET1 capital	(e)	1,413,672	1,425,227	1,395,844
Additional tier 1 capital instruments plus related surplus		60,000	60,000	60,000
Tier 1 capital		$1,473,672	$1,485,227	$1,455,844
Common equity tier 1 risk-based capital ratio	(e)/(c)	9.74%	11.29%	11.62%

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

The following table presents adjustments to net income and select financial ratios as reported in accordance with GAAP resulting from significant non-routine items occurring during the periods presented ($ in thousands, except per share data):

	Years Ended December 31,
	2022		2021		2020
	Amount	Diluted EPS	Amount	Diluted EPS	Amount	Diluted EPS
Net Income (GAAP)	$71,887	$1.17	$147,365	$2.34	$160,025	$2.51

Significant non-routine transactions:
Litigation settlement expense	75,563	1.23	—	—	—	—
Voluntary early retirement program	—	—	4,275	0.07	3,281	0.05
Regulatory settlement charge (not tax deductible)	—	—	5,000	0.08	—	—
Net Income adjusted for significant non-routine transactions (Non-GAAP)	$147,450	$2.40	$156,640	$2.49	$163,306	$2.56

	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)	Reported (GAAP)	Adjusted (Non-GAAP)
Return on average equity	4.48%	9.13%	8.32%	8.83%	9.52%	9.69%
Return on average tangible equity	6.00%	12.12%	10.81%	11.45%	12.58%	12.81%
Return on average assets	0.41%	0.84%	0.86%	0.92%	1.05%	1.07%

Litigation Settlement Expense

On January 13, 2023, TNB entered into a settlement agreement relating to the litigation involving the Stanford Financial Group. Information regarding this settlement and related litigation is set forth under the heading “Legal Proceedings” of Note 16 – Commitments and Contingencies in Part II. Item 8. – Financial Statements and Supplementary Data of this report. As a result of this settlement, Trustmark recognized a one-time charge of $100.0 million of litigation settlement expense as well as an additional $750 thousand of legal fees during the fourth quarter of 2022.

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

Net interest income-FTE for the year ended December 31, 2022 increased $77.0 million, or 17.9%, when compared with the year ended December 31, 2021. The increase in net interest income-FTE when 2022 is compared to 2021 was principally due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable, partially offset by a decline in interest and fees on PPP loans and an increase in total interest expense. The net interest margin-FTE for 2022 increased 41 basis points to 3.17% when compared to 2021. The net interest margin-FTE excluding PPP loans and the balance held at the Federal Reserve Bank of Atlanta (FRBA), which equals the reported net interest income-FTE excluding interest and fees on PPP loans and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the average FRBA balance, was 3.30% for 2022, an increase of 39 basis points when compared to 2.91% for 2021. The increase in the net interest margin-FTE excluding PPP loans and the balance held at the FRBA for 2022 was principally due to increases in the yields on the LHFS and LHFI and securities portfolios, partially offset by higher costs of interest-bearing liabilities reflecting the higher interest rate environment.

At December 31, 2022, Trustmark had no PPP loans outstanding compared to $33.3 million, net of deferred fees and costs of $500 thousand, at December 31, 2021. Processing fees earned by TNB as the originating lender were amortized over the life of the loans. Payments on PPP loans were deferred until the date the SBA remitted the borrower’s loan forgiveness amount to the lender (or, if the borrower did not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). PPP loans totaling $33.5 million were forgiven by the SBA during 2022. During the second quarter of 2021, Trustmark sold $354.2 million of its outstanding PPP loans, resulting in accelerated recognition of $18.6 million of unamortized PPP loan origination fees, net of cost, which was included in net interest income-FTE for 2021. In addition, PPP loans totaling $605.5 million were forgiven by the SBA during 2021. Average PPP loans for 2022 totaled $14.9 million, a decrease of $335.8 million, or 95.8%, when compared to 2021. Interest and fees on PPP loans decreased $36.1 million, or 98.3%, when 2022 is compared to 2021. The yield on PPP loans decreased to 4.30% for 2022 compared to 10.47% for 2021.

The average FRBA balance, included in other earning assets, for 2022 totaled $846.9 million, a decrease of $929.6 million, or 52.3%, when compared to 2021. Interest earned on the FRBA balance increased $4.6 million when 2022 is compared to 2021. The yield on the FRBA balance was 0.82% and 0.13% for 2022 and 2021, respectively, an increase of 69 basis points reflecting the FRBA's increase in the interest rate that it pays on reserves during 2022.

Average interest-earning assets for 2022 were $16.014 billion compared to $15.569 billion for 2021, an increase of $445.1 million, or 2.9%. The increase in average earning assets during 2022 was primarily due to increases in average securities of $838.5 million, or 27.8%, and average loans (LHFS and LHFI) of $858.4 million, or 8.3%, which were partially offset by decreases in average other earning assets of $917.7 million, or 50.3%, and average PPP loans of $335.8 million, or 95.8%. The increase in average securities when 2022 is compared to 2021 was principally due to purchases of securities partially offset by calls, maturities and pay-downs of the underlying loans of government-sponsored enterprise (GSE) guaranteed securities. The increase in average loans (LHFS and LHFI) was primarily attributable to an increase in the average balance of the LHFI portfolio of $1.058 billion, or 10.6%, partially offset by a decrease in the average balance of the LHFS portfolio of $163.0 million, or 45.7%, when balances at December 31, 2022 are compared to balances at December 31, 2021. See the sections captioned "LHFS" and "LHFI" for additional information regarding changes in the LHFS and LHFI portfolios. The decrease in average other earning assets when 2022 is compared to 2021 was primarily due to a decrease in reserves held at the FRBA. The decrease in average PPP loans when 2022 is compared to 2021 was principally due to the loans forgiven by the SBA.

Interest income-FTE totaled $554.2 million for 2022, an increase of $100.0 million, or 22.0%, while the yield on total earning assets increased 54 basis points to 3.46% when compared to 2021. The increase in interest income-FTE in 2022 primarily reflects increases in interest and fees on LHFS and LHFI-FTE, interest on securities-taxable and other interest income, partially offset by the decrease in interest and fees on PPP loans. During 2022, interest and fees on LHFS and LHFI-FTE increased $109.9 million, or 29.3%, when compared to 2021, while the yield on loans (LHFS and LHFI) increased 70 basis points to 4.32% as a result of the increase in the average balance of the LHFI portfolio as well as higher interest rates. During 2022, interest on securities-taxable increased $21.0 million, or 54.3%, while the yield on securities-taxable increased 26 basis points to 1.55% when compared to 2021, primarily due to securities purchased during 2022 as well as higher interest rates. During 2022, other interest income increased $5.3 million when compared to 2021, while the yield on other earning assets increased 74 basis points to 0.89%, principally due to FRBA's increase in the interest rate paid on reserves during 2022. See the discussion above regarding changes in interest income and yields on PPP loans and balances held at the FRBA.

Average interest-bearing liabilities for 2022 totaled $10.987 billion compared to $10.490 billion for 2021, an increase of $497.0 million, or 4.7%. The increase in average interest-bearing liabilities was primarily the result of increases in average interest-bearing deposits and average federal funds purchased and securities sold under repurchase agreements. Average interest-bearing deposits for 2022 increased $313.1 million, or 3.1%, when compared to 2021, reflecting growth in average interest-bearing demand deposits partially offset by declines in average savings and time deposits. Average federal funds purchased and securities sold under repurchase agreements increased $110.5 million, or 64.0%, when 2022 is compared to 2021, principally due to an increase in upstream federal funds purchased to fund loan growth.

Interest expense for 2022 totaled $47.1 million, an increase of $23.0 million, or 95.1%, when compared with 2021, while the rate on total interest-bearing liabilities increased 20 basis points to 0.43%. The increase in total interest expense for 2022 reflected increases in interest on deposits, interest on federal funds purchased and securities sold under repurchase agreements and other interest expense. Interest on deposits increased $12.1 million, or 71.5%, while the rate on interest-bearing deposits increased 11 basis points to 0.28% when 2022 is compared to 2021, primarily due to increases in interest on all categories of interest checking accounts and MMDAs, reflecting rising interest rates, partially offset by a decline in interest on time deposits, reflecting declines average balances. Interest expense on federal funds purchased and securities sold under repurchase agreements increased $5.9 million, while the rate on federal funds purchased and securities sold under repurchase agreements increased to 2.16% compared to 0.13%, when 2022 is compared to 2021, principally due to an increase in upstream federal funds purchased as well as the FRB’s increase in the target range for the federal funds rate. Other interest expense increased $4.9 million, or 70.8%, while the rate on other borrowings increased 86 basis points to 3.11%, when 2022 is compared to 2021, principally due to an increase in the amount of short-term FHLB advances obtained from the FHLB of Dallas.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Years Ended December 31,
	2022			2021			2020
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$1,753	$74	4.22%	$79	$—	—	$221	$1	0.45%
Securities available for sale:
Taxable	2,932,054	38,799	1.32%	2,573,533	30,453	1.18%	1,776,555	35,375	1.99%
Nontaxable	4,997	195	3.90%	5,166	199	3.85%	10,737	384	3.58%
Securities held to maturity:
Taxable	911,010	20,918	2.30%	423,763	8,245	1.95%	626,983	12,875	2.05%
Nontaxable	5,623	227	4.04%	12,765	495	3.88%	25,366	982	3.87%
PPP loans	14,868	639	4.30%	350,668	36,726	10.47%	646,680	26,643	4.12%
Loans (LHFS and LHFI)	11,236,388	485,246	4.32%	10,377,941	375,330	3.62%	9,996,192	402,539	4.03%
Other earning assets	907,414	8,080	0.89%	1,825,134	2,767	0.15%	657,096	1,559	0.24%
Total interest-earning assets	16,014,107	554,178	3.46%	15,569,049	454,215	2.92%	13,739,830	480,358	3.50%
Other assets	1,567,921			1,599,114			1,592,393
Allowance for loan losses	(104,138)			(110,170)			(108,567)
Total Assets	$17,477,890			$17,057,993			$15,223,656

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$4,585,955	16,409	0.36%	$4,096,746	4,906	0.12%	$3,584,249	9,985	0.28%
Savings deposits	4,579,742	9,654	0.21%	4,622,167	7,912	0.17%	4,149,860	13,481	0.32%
Time deposits	1,153,983	3,006	0.26%	1,287,663	4,127	0.32%	1,534,673	14,021	0.91%
Federal funds purchased and securities sold under repurchase agreements	283,328	6,127	2.16%	172,782	232	0.13%	151,805	755	0.50%
Other borrowings	198,672	4,963	2.50%	125,554	1,037	0.83%	133,602	1,389	1.04%
Subordinated notes	123,144	4,751	3.86%	122,933	4,752	3.87%	10,766	474	4.40%
Junior subordinated debt securities	61,856	2,215	3.58%	61,856	1,194	1.93%	61,856	1,693	2.74%
Total interest-bearing liabilities	10,986,680	47,125	0.43%	10,489,701	24,160	0.23%	9,626,811	41,798	0.43%
Noninterest-bearing demand deposits	4,452,046			4,531,642			3,646,860
Other liabilities	434,310			266,499			268,398
Shareholders' equity	1,604,854			1,770,151			1,681,587
Total Liabilities and Shareholders' Equity	$17,477,890			$17,057,993			$15,223,656

Net Interest Margin		507,053	3.17%		430,055	2.76%		438,560	3.19%

Less tax equivalent adjustments:
Investments		89			146			287
Loans		12,256			11,558			11,736
Net Interest Margin per Consolidated Statements of Income		$494,708			$418,351			$426,537

The table below shows the change from year to year for each component of the tax equivalent net interest margin in the amount generated by volume changes and the amount generated by changes in the yield or rate (tax equivalent basis) for the periods presented ($ in thousands):

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
		Yield/			Yield/
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and securities purchased under reverse repurchase agreements	$—	$74	$74	$(1)	$—	$(1)
Securities available for sale:
Taxable	4,508	3,838	8,346	12,509	(17,431)	(4,922)
Nontaxable	(7)	3	(4)	(212)	27	(185)
Securities held to maturity:
Taxable	10,962	1,711	12,673	(4,024)	(606)	(4,630)
Nontaxable	(287)	19	(268)	(490)	3	(487)
PPP loans	(22,339)	(13,748)	(36,087)	(16,498)	26,581	10,083
Loans, net of unearned income (LHFS and LHFI)	32,932	76,984	109,916	14,945	(42,154)	(27,209)
Other earning assets	(2,008)	7,321	5,313	1,974	(766)	1,208
Total interest-earning assets	23,761	76,202	99,963	8,203	(34,346)	(26,143)

Interest paid on:
Interest-bearing demand deposits	648	10,855	11,503	1,279	(6,358)	(5,079)
Savings deposits	(73)	1,815	1,742	1,344	(6,913)	(5,569)
Time deposits	(399)	(722)	(1,121)	(1,968)	(7,926)	(9,894)
Federal funds purchased and securities sold under repurchase agreements	233	5,662	5,895	95	(618)	(523)
Other borrowings	881	3,045	3,926	(81)	(271)	(352)
Subordinated notes	9	(10)	(1)	4,342	(64)	4,278
Junior subordinated debt securities	—	1,021	1,021	—	(499)	(499)
Total interest-bearing liabilities	1,299	21,666	22,965	5,011	(22,649)	(17,638)
Change in net interest income on a tax equivalent basis	$22,462	$54,536	$76,998	$3,192	$(11,697)	$(8,505)

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

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $21.7 million for 2022, compared to a negative PCL, LHFI of $21.5 million for 2021 and a PCL, LHFI of $36.1 million for 2020. The PCL, LHFI for 2022 was primarily driven by loan growth, specific reserves on individually analyzed loans, weakening of the macroeconomic forecasts and the nature and volume of the portfolio, partially offset by reserves released as a result of updates and adjustments to the qualitative factors.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled $1.2 million for 2022 compared to a negative $2.9 million for 2021, and $8.9 million for 2020. The PCL, off-balance sheet credit exposures for 2022 primarily reflected an increase in unfunded balances.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 29.3%, 34.7% and 39.2% of total revenue, before securities gains (losses), net in 2022, 2021 and 2020, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$42,157	26.8%	$33,246	3.0%	$32,289	-24.2%
Bank card and other fees	36,105	4.2%	34,662	11.7%	31,022	-2.2%
Mortgage banking, net	28,306	-55.6%	63,750	-49.3%	125,822	n/m
Insurance commissions	53,721	10.7%	48,511	7.4%	45,176	6.6%
Wealth management	35,013	-0.5%	35,190	11.3%	31,625	3.1%
Other, net	9,842	50.2%	6,551	-24.3%	8,659	-11.7%
Total Noninterest Income	$205,144	-7.6%	$221,910	-19.2%	$274,593	46.8%

n/m - percentage changes greater than +/- 100% are not considered meaningful

Changes in various components of noninterest income for the year ended December 31, 2022 are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Service Charges on Deposit Accounts

The increase in service charges on deposit accounts when 2022 is compared to 2021 was principally due to increases in NSF and overdraft fees on consumer interest checking accounts and commercial DDAs as well as service charges on consumer interest checking accounts.

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	% Change	Amount	% Change	Amount	% Change
Mortgage servicing income, net	$26,291	3.2%	$25,476	7.6%	$23,681	3.5%
Change in fair value-MSR from runoff	(14,034)	-30.4%	(20,160)	21.5%	(16,588)	40.2%
Gain on sales of loans, net	20,178	-64.0%	55,976	-49.5%	110,903	n/m
Mortgage banking income before net hedge ineffectiveness	32,435	-47.1%	61,292	-48.1%	117,996	n/m
Change in fair value-MSR from market changes	38,181	n/m	13,258	n/m	(26,147)	24.0%
Change in fair value of derivatives	(42,310)	n/m	(10,800)	n/m	33,973	n/m
Net hedge ineffectiveness	(4,129)	n/m	2,458	-68.6%	7,826	n/m
Mortgage banking, net	$28,306	-55.6%	$63,750	-49.3%	$125,822	n/m

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net when 2022 is compared to 2021 was principally due to decreases in gain on sales of loans, net and the net hedge ineffectiveness partially offset by a decline in the MSR run-off. Mortgage loan production totaled $2.125 billion for 2022, a decrease of $678.1 million, or 24.2%, when compared to 2021. Mortgage loan production totaled $2.803 billion for 2021, a decrease of $181.7 million, or 6.1%, when compared to 2020. Loans serviced for others totaled $8.116 billion at December 31, 2022, compared with $7.953 billion at December 31, 2021, and $7.657 billion at December 31, 2020.

Representing a significant component of mortgage banking income is gain on sales of loans, net. The decrease in the gain on sales of loans, net when 2022 is compared to 2021 was primarily the result of decreases in the volume of loans sold as well as lower profit margins in secondary marketing activities partially offset by an increase in the mortgage valuation adjustment. Loan sales decreased $1.043 billion, or 45.6%, during 2022 to total $1.243 billion compared to a decrease of $246.0 million, or 9.7%, during 2021 to total $2.286 billion. The decrease in loan sales during 2022 was principally due to a decline in mortgage lending activity as result of rising interest rates. The decrease in loan sales during 2021 was principally due to a decline in mortgage lending activity as refinance activity slowed following the record setting levels of 2020.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	% Change	Amount	% Change	Amount	% Change
Partnership amortization for tax credit purposes	$(6,211)	-22.5%	$(8,011)	40.5%	$(5,700)	-25.4%
Increase in life insurance cash surrender value	6,673	0.6%	6,630	-3.6%	6,881	-4.5%
Other miscellaneous income	9,380	18.3%	7,932	6.1%	7,478	-27.1%
Total other, net	$9,842	50.2%	$6,551	-24.3%	$8,659	-11.7%

The increase in other income, net when 2022 is compared to 2021 was primarily due to an increase in other miscellaneous income as well as a decline in the amortization of tax credit partnerships. The increase in other miscellaneous income when 2022 is compared with 2021 was principally due to increases in cash management service fees and gains on the sales of three closed branch locations.

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2022		2021 (1)		2020
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$287,440	1.2%	$284,158	4.4%	$272,257	9.9%
Services and fees	101,545	13.5%	89,463	6.7%	83,816	14.3%
Net occupancy-premises	29,264	8.2%	27,043	2.1%	26,489	1.3%
Equipment expense	24,448	0.5%	24,337	4.6%	23,277	-1.9%
Litigation settlement expense	100,750	n/m	—	—	—	—
Other expense (2)	59,766	-7.0%	64,295	6.3%	60,462	4.1%
Total noninterest expense	$603,213	23.3%	$489,296	4.9%	$466,301	8.7%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.
(2)
During 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.

Changes in the various components of noninterest expense for the year ended December 31, 2022 are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

Trustmark completed voluntary early retirement programs during 2021 and 2020 and incurred $5.6 million and $4.3 million, respectively, of non-routine salaries and employee benefits expense related to these programs. Excluding these non-routine expenses, salaries and employee benefits increased $8.9 million, or 3.2%, when 2022 is compared to 2021, compared to an increase of $10.6 million, or 3.9%, when 2021 is compared to 2020.

The increase in salaries and employee benefits expense, excluding the non-routine expenses, for the year ended December 31, 2022 was principally due to increases in salaries expense primarily related to general merit increases and the addition of the Georgia LPO associates, commissions expense primarily related to improvements in insurance business volumes, management performance incentives, severance expense and other salaries expense, partially offset by a decline in commission expense related to mortgage production.

Services and Fees

The increase in services and fees when 2022 is compared to 2021 was primarily due to increases in professional services and fees, business processing outsourcing expenses and software licenses.

Net Occupancy-Premises

The increase in net occupancy-premises when 2022 is compared to 2021 was principally due to increases in landscaping expense, building rental expense primarily due to lease termination expense and depreciation of building improvements. Trustmark has continued efforts to optimize its branch network, reflecting changing customer preferences and the continued migration to mobile and digital channels. During 2022, Trustmark consolidated 12 branch offices, opened a full-service banking center as well as loan production offices in Birmingham, Alabama and Memphis, Tennessee.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	% Change	Amount	% Change	Amount	% Change
Loan expense (1)	$16,173	6.8%	$15,148	-0.2%	$15,177	18.6%
Amortization of intangibles	1,434	-38.1%	2,316	-24.1%	3,052	-25.9%
FDIC assessment expense	7,385	33.9%	5,515	-9.4%	6,090	-5.5%
Regulatory settlement charge	—	n/m	5,000	n/m	—	—
Other real estate expense, net (2)	1,173	-66.8%	3,528	80.4%	1,956	-49.9%
Other miscellaneous expense (1)	33,601	2.5%	32,788	-4.1%	34,187	10.9%
Total other expense	$59,766	-7.0%	$64,295	6.3%	$60,462	11.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During 2021, Trustmark reclassified certain expenses related to mortgage loan appraisals from other miscellaneous expense to loan expense. Prior period amounts have been reclassified accordingly.
(2)
During 2022, Trustmark reclassified its other real estate expense, net to other expense. Prior periods have been reclassified accordingly.

During the third quarter of 2021, Trustmark finalized a settlement with regulatory authorities to resolve fair lending allegations in the Memphis MSA. Trustmark incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents in majority-Black and Hispanic neighborhoods in the Memphis MSA. Excluding the non-routine regulatory settlement expense, other expense increased $471 thousand, or 0.8%, when 2022 is compared to 2021, compared to a decrease of $2.7 million, or 4.7%, when 2021 is compared to 2020.

The increase in other expense, excluding the non-routine regulatory settlement expense, when 2022 is compared to 2021 was principally due to increases in FDIC assessment expense, travel and entertainment expenses and loan expenses partially offset by a decline in other real estate expense, net.

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

The following table provides the net income by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
General Banking	$55,121	$131,247	$145,939
Wealth Management	5,671	6,650	5,556
Insurance	11,095	9,468	8,530
Consolidated Net Income	$71,887	$147,365	$160,025

General Banking

Net interest income for the General Banking Segment for 2022 increased $76.2 million, or 18.4%, when compared with 2021, principally due to increases in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in interest and fees on PPP loans and an increase in total interest expense. Net interest income for the General Banking Segment for 2021 decreased $7.0 million, or 1.7%, when compared with 2020, principally due to declines in interest and fees on LHFS and LHFI and interest on securities, partially offset by a decline in interest expense on deposits and an increase in interest and fees on PPP loans. During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for 2022 totaled $22.9 million compared to a negative PCL of $24.4 million during 2021 and a PCL of $45.1 million during 2020. For more information on these net interest income items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $21.5 million, or 15.6%, during 2022 compared to a decrease of $59.8 million, or 30.3%, during 2021. The decrease in noninterest income for the General Banking Segment during 2022 was primarily due to the decrease in mortgage banking, net, partially offset by increases in service charges on deposit accounts and other income, net. The decrease in noninterest income for the General Banking Segment during 2021 was primarily due to decrease in mortgage banking, net and other income, net, partially offset by an increase in bank card and other fees. Noninterest income for the General Banking Segment represented 19.2% of total revenue for 2022, 25.0% for 2021 and 32.0% for 2020. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $109.8 million, or 26.1%, during 2022 compared to an increase of $19.8 million, or 4.9%, during 2021. The increase in noninterest expense for the General Banking Segment for 2022 was principally due to increases in litigation settlement expense, services and fees, net occupancy-premises and salaries and employee benefits, partially offset by non-routine transaction expenses incurred during 2021. During the fourth quarter of 2022, Trustmark recognized litigation settlement expense of $100.0 million as well as an additional $750 thousand in legal fees as a result of the settlement relating to the litigation involving the Stanford Financial Group. The increase in noninterest expense for the General Banking Segment for 2021 was principally due to increases in salaries and employee benefits, data processing charges related to software, other miscellaneous expenses and other real estate expense, net. During the third quarter of 2021, Trustmark completed a voluntary early retirement program which resulted in non-routine transaction expenses of $5.7 million ($5.6 million of salaries and employee benefits expense and $89 thousand of other expense). In addition, during the third quarter of 2021, Trustmark finalized a settlement with regulatory authorities to resolve fair lending allegations in the Memphis MSA. Trustmark incurred a one-time settlement expense of $5.0 million and made other commitments to enhance credit opportunities to residents in majority-Black and Hispanic neighborhoods in the Memphis MSA. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

During 2022, net income for the Wealth Management Segment decreased $979 thousand, or 14.7%, compared to an increase of $1.1 million, or 19.7%, during 2021. The decrease in net income for the Wealth Management Segment during 2022 was principally due to an increase in noninterest expense. The increase in net income for the Wealth Management Segment during 2021 was principally due to an increase in noninterest income, partially offset by an increase in noninterest expense.

Net interest income for the Wealth Management Segment increased $160 thousand, or 3.1%, during 2022 compared to a decrease of $921 thousand, or 15.1%, during 2021. The increase in net interest income for the Wealth Management Segment during 2022 was principally due to an increase in interest and fees on loans partially offset by an increase in interest on deposits generated by the Private Banking Group. The decrease in net interest income for the Wealth Management Segment during 2021 was principally due to a decline in interest and fees on loans partially offset by a decrease in interest on deposits generated by the Private Banking Group. The PCL for the Wealth Management Segment for 2022 totaled a negative $21 thousand compared to a negative PCL of $9 thousand during 2021 and a negative PCL of $11 thousand during 2020.

Noninterest income for the Wealth Management Segment, which includes income related to investment management, trust and brokerage services, decreased $348 thousand, or 1.0%, during 2022, principally due to declines in income from brokerage services and trust management services partially offset by an increase in income from annuity services. Noninterest income for the Wealth Management Segment increased $3.8 million, or 12.0%, during 2021, principally due to an increase in income from brokerage services and trust management services. Noninterest expense increased $1.2 million, or 3.6%, during 2022 compared to an increase of $1.4 million, or 4.6%, during 2021. The increase in noninterest expense for the Wealth Management Segment for 2022 was principally due to an increase in salary and employee benefit expense, primarily due to increases in commissions expense and annual performance incentives, and data processing charges related to software, partially offset by a decline in other miscellaneous expenses. The increase in noninterest expense for the Wealth Management Segment for 2021 was principally due to an increase in salary and employee benefit expense, primarily due to increases in commissions expense and annual performance incentives, partially offset by a decline in other miscellaneous expenses.

At December 31, 2022 and 2021, Trustmark held assets under management and administration of $16.913 billion and $15.703 billion and brokerage assets of $2.327 billion and $2.417 billion, respectively.

Insurance

Net income for the Insurance Segment during 2022 increased $1.6 million, or 17.2%, compared to an increase of $938 thousand, or 11.0%, during 2021. Noninterest income for the Insurance Segment, which predominately consists of insurance commissions, increased $5.1 million, or 10.5%, during 2022, compared to an increase of $3.3 million, or 7.4%, during 2021. The increase in noninterest income for the Insurance Segment during 2022 was principally due to increases in property and casualty commissions, other commission income and group health commissions. The increase in noninterest income for the Insurance Segment during 2021 was principally due to increases in property and casualty commissions and other commission income.

Noninterest expense for the Insurance Segment increased $2.9 million, or 8.1%, during 2022 and $1.8 million, or 5.4%, during 2021. The increase in noninterest expense for the Insurance Segment for 2022 was principally due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes, partially offset by a decrease in outside services and fees. The increase in noninterest expense for the Insurance Segment for 2021 was principally due to higher salaries expense resulting from modest general merit increases and higher commission expense due to improvements in business volumes, as well as increases in outside services and fees, partially offset by a decrease in other miscellaneous expense.

Trustmark performed an annual impairment test of the book value of goodwill held in the Insurance Segment as of October 1, 2022, 2021, and 2020. Based on this analysis, Trustmark concluded that no impairment charge was required. An extended period of falling prices and suppressed demand for the products of the Insurance Segment could result in impairment of goodwill in the future. FBBI’s ability to maintain the current income trend is dependent on the success of the subsidiary’s continued initiatives to attract new business through cross referrals between practice units and bank relationships and seeking new business in other markets.

Income Taxes

For the year ended December 31, 2022, Trustmark’s combined effective tax rate was 2.5% compared to 16.0% in 2021 and 15.7% in 2020. The decline in the effective tax rate for 2022 was principally due to the net loss recorded for the fourth quarter of 2022 as a result of the $100.8 million of litigation settlement expense. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities purchased under reverse repurchase agreements and other earning assets. Average earning assets totaled $16.014 billion, or 91.6% of total average assets, at December 31, 2022, compared with $15.569 billion, or 91.3% of total average assets, at December 31, 2021, an increase of $445.1 million, or 2.9%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio at December 31, 2022 and 2021 was 4.9 and 4.3 years, respectively.

When compared with December 31, 2021, total investment securities decreased by $62.8 million, or 1.8%, during 2022. This decrease resulted primarily from calls, maturities and pay-downs of the underlying loans of GSE guaranteed securities and a decline in the fair market value of securities available for sale partially offset by purchases of securities. Trustmark sold no securities during 2022 or 2021.

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale as securities held to maturity. At the date of this transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million net of tax). During 2022, Trustmark reclassified approximately $766.0 million of securities available for sale to securities held to maturity to mitigate the potential adverse impact of a rising interest rate environment on the fair value of the available for sale securities and the related impact on tangible common equity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million net of tax). The resulting net unrealized holding losses are being amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

At December 31, 2022, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $92.3 million ($69.2 million net of tax) compared to $6.3 million ($4.7 million net of tax) at December 31, 2021.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At December 31, 2022, available for sale securities totaled $2.024 billion, which represented 57.5% of the securities portfolio, compared to $3.239 billion, or 90.4%, at December 31, 2021. At December 31, 2022, unrealized losses, net on available for sale securities totaled $246.6 million compared to unrealized losses, net of $17.4 million at December 31, 2021. At December 31, 2022, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At December 31, 2022, held to maturity securities totaled $1.495 billion and represented 42.5% of the total securities portfolio, compared with $342.5 million, or 9.6%, at December 31, 2021.

The following table details the weighted-average yield for each range of maturities of securities available for sale and held to maturity using the amortized cost at December 31, 2022 (tax equivalent basis):

	Maturing
	Within One Year	After One, But Within Five Years	After Five, But Within Ten Years	After Ten Years	Total
Securities available for sale
U.S. Treasury securities	2.87%	1.17%	1.22%	—	1.29%
U.S. Government agency obligations	6.83%	4.85%	2.26%	5.18%	4.17%
Obligations of states and political subdivisions	—	2.77%	4.52%	—	4.15%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	0.94%	1.78%	3.54%	2.47%	2.47%
Issued by FNMA and FHLMC	—	2.08%	1.97%	1.38%	1.45%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	2.36%	2.38%	2.16%	2.26%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	4.17%	4.88%	3.36%	3.55%	3.44%
Total securities available for sale	3.24%	1.27%	2.61%	1.46%	1.61%

Securities held to maturity
U.S. Treasury securities	—	—	1.04%	—	1.04%
Obligations of states and political subdivisions	4.15%	5.17%	—	—	4.22%
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	—	—	—	3.05%	3.05%
Issued by FNMA and FHLMC	—	—	1.89%	1.58%	1.58%
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	—	1.93%	1.95%	1.94%
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC, or GNMA	—	3.04%	2.09%	2.96%	2.33%
Total securities held to maturity	4.15%	3.04%	2.03%	1.69%	2.01%

Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Management continues to focus on asset quality as one of the strategic goals of the securities portfolio, which is evidenced by the investment of approximately 99.8% of the portfolio in GSE-backed obligations and other Aaa-rated securities as determined by Moody’s Investors Services (Moody’s). None of the securities owned by Trustmark are collateralized by assets which are considered sub-prime. Furthermore, outside of stock ownership in the FHLB of Dallas, FHLB of Atlanta and FRBA, Trustmark does not hold any other equity investment in a GSE.

At December 31, 2022, Trustmark did not hold securities of any one issuer with a carrying value exceeding ten percent of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at December 31, 2022 ($ in thousands):

	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,265,889	99.8%	$2,018,912	99.7%
A1 to A3	1,028	—	1,017	0.1%
Not Rated (1)	3,792	0.2%	4,153	0.2%
Total securities available for sale	$2,270,709	100.0%	$2,024,082	100.0%

Securities Held to Maturity
Aaa	$1,490,004	99.7%	$1,402,079	99.7%
Aa1 to Aa3	3,001	0.2%	2,999	0.2%
Not Rated (1)	1,509	0.1%	1,511	0.1%
Total securities held to maturity	$1,494,514	100.0%	$1,406,589	100.0%

(1)
Not rated issues primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At December 31, 2022, approximately 99.7% of the available for sale securities, measured at the estimated fair value, and 99.7% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At December 31, 2022, LHFS totaled $135.2 million, consisting of $64.4 million of residential real estate mortgage loans in the process of being sold to third parties and $70.8 million of Government National Mortgage Association (GNMA) optional repurchase loans. At December 31, 2021, LHFS totaled $275.7 million, consisting of $191.2 million of residential real estate mortgage loans in the process of being sold to third parties and $84.5 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2022 or 2021.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 4 – LHFI and Allowance for Credit Losses, LHFI of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

LHFI

The table below provides the carrying value of the LHFI portfolio by loan class for the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022		2021
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$690,616	5.7%	$596,968	5.8%
Other secured by 1-4 family residential properties	590,790	4.8%	517,683	5.1%
Secured by nonfarm, nonresidential properties	3,278,830	26.9%	2,977,084	29.1%
Other real estate secured	742,538	6.1%	726,043	7.1%
Other loans secured by real estate:
Other construction	1,028,926	8.4%	711,813	6.9%
Secured by 1-4 family residential properties	2,185,057	17.9%	1,460,310	14.2%
Commercial and industrial loans	1,821,259	14.9%	1,414,279	13.8%
Consumer loans	170,230	1.4%	162,555	1.6%
State and other political subdivision loans	1,223,863	10.0%	1,146,251	11.2%
Other commercial loans	471,930	3.9%	534,843	5.2%
LHFI	$12,204,039	100.0%	$10,247,829	100.0%

LHFI at December 31, 2022 increased $1.956 billion, or 19.1%, compared to December 31, 2021. The increase in LHFI during 2022 was reflecting net growth in all classes of LHFI with the exception of other commercial LHFI.

LHFI secured by real estate (loans secured by real estate and other loans secured by real estate) increased $1.527 billion, or 21.8%, during 2022 representing net growth in Trustmark's Mississippi, Alabama and Texas market regions partially offset by net declines in the Tennessee and Florida market regions. LHFI secured by 1-4 family residential properties increased $724.7 million, or 49.6%, during 2022, primarily in the Mississippi market region as a result of Trustmark's decision to retain certain mortgage loans in its portfolio. Other construction loans increased $317.1 million, or 44.6%, during 2022 primarily due to new construction loans across all five market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During 2022, $619.2 million loans were moved from other construction to other loan categories, including $257.2 million to multi-family residential loans, $238.0 million to nonowner-occupied loans and $121.4 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans across all five market regions totaled $919.1 million during 2022. LHFI secured by nonfarm, nonresidential properties (NFNR LHFI) increased $301.7 million, or 10.1%, during 2022, principally due to movement from the other construction loans category. Excluding other construction loan reclassifications, the NFNR LHFI portfolio decreased $57.6 million, or 1.9%, during 2022 primarily due to declines in owner-occupied loans in the Alabama, Mississippi and Florida market regions as well as declines in nonowner-occupied loans in the Alabama, Florida and Texas market regions, which were partially offset by growth in nonowner-occupied loans in the Mississippi market region and owner-occupied loans in the Texas market region. LHFI secured by construction, land development and other land increased $93.6 million, or 15.7%, during 2022 principally due to growth in 1-4 family construction loans in Trustmark's Alabama and Mississippi market regions. LHFI secured by other 1-4 family residential properties, which primarily consists of revolving home equity lines of credit, increased $73.1 million, or 14.1%, during 2022 reflecting growth across all five market regions. LHFI secured by other real estate increased $16.5 million, or 2.3%, during 2022, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama and Mississippi market regions partially offset by pay-offs of LHFI secured by multi-family residential properties. Excluding other construction loan reclassifications, LHFI secured by other real estate declined by $240.7 million, or 33.2%.

Commercial and industrial LHFI increased $407.0 million, or 28.8%, during 2022, primarily due to growth in Trustmark’s Mississippi and Alabama market regions partially offset by declines in the Tennessee and Texas market regions. State and other political subdivision LHFI increased $77.6 million, or 6.8%, during 2022 principally due to growth in the Mississippi market region partially offset by declines in the Alabama, Texas, Florida and Tennessee market regions. Other commercial LHFI decreased $62.9 million, or 11.8%, during 2022, principally due to a decline in the Mississippi market region partially offset by growth in the Tennessee and Texas market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties at December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
Home equity loans	$45,532	$36,223
Home equity lines of credit	412,013	351,128
Percentage of loans and lines for which Trustmark holds first lien	51.7%	58.2%
Percentage of loans and lines for which Trustmark does not hold first lien	48.3%	41.8%

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

The following table presents the LHFI composition by region at December 31, 2022 and reflects a diversified mix of loans by region ($ in thousands):

	December 31, 2022
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$690,616	$314,106	$50,445	$196,141	$31,196	$98,728
Other secured by 1-4 family residential properties	590,790	133,596	50,672	303,551	74,268	28,703
Secured by nonfarm, nonresidential properties	3,278,830	895,306	212,185	1,394,562	172,432	604,345
Other real estate secured	742,538	202,453	2,013	339,592	6,822	191,658
Other loans secured by real estate:
Other construction	1,028,926	527,192	15,475	225,069	2,009	259,181
Secured by 1-4 family residential properties	2,185,057	—	—	2,179,543	5,514	—
Commercial and industrial loans	1,821,259	502,492	26,496	773,135	285,706	233,430
Consumer loans	170,230	24,101	8,520	107,109	18,323	12,177
State and other political subdivision loans	1,223,863	77,017	62,962	859,117	27,881	196,886
Other commercial loans	471,930	74,549	9,253	264,901	58,171	65,056
LHFI	$12,204,039	$2,750,812	$438,021	$6,642,720	$682,322	$1,690,164

Construction, Land Development and Other Land Loans by Region
Lots	$71,964	$37,553	$9,802	$16,654	$1,923	$6,032
Development	140,114	56,653	1,392	46,940	6,798	28,331
Unimproved land	108,972	22,548	14,348	35,177	5,039	31,860
1-4 family construction	369,566	197,352	24,903	97,370	17,436	32,505
Construction, land development and other land loans	$690,616	$314,106	$50,445	$196,141	$31,196	$98,728

Loans Secured by Nonfarm, Nonresidential (NFNR) Properties by Region
Nonowner-occupied:
Retail	$343,073	$133,173	$33,675	$91,921	$21,695	$62,609
Office	271,112	122,818	17,394	70,836	10,435	49,629
Hotel/motel	298,159	170,048	40,031	60,191	27,889	—
Mini-storage	155,037	28,072	2,104	105,229	482	19,150
Industrial	333,650	68,863	17,523	121,055	2,799	123,410
Health care	49,363	17,633	989	26,836	343	3,562
Convenience stores	33,721	7,416	641	14,959	593	10,112
Nursing homes/senior living	390,739	136,986	—	184,730	5,595	63,428
Other	136,120	35,040	9,793	61,086	16,397	13,804
Total nonowner-occupied loans	2,010,974	720,049	122,150	736,843	86,228	345,704

Owner-occupied:
Office	165,403	43,628	36,375	48,325	8,827	28,248
Churches	72,472	16,167	5,255	41,036	7,165	2,849
Industrial warehouses	175,272	19,344	4,996	47,413	16,872	86,647
Health care	130,604	12,216	6,384	95,437	2,341	14,226
Convenience stores	136,785	12,558	21,581	65,069	376	37,201
Retail	101,087	11,360	8,118	44,578	19,187	17,844
Restaurants	55,944	3,999	4,169	32,275	12,229	3,272
Auto dealerships	49,304	6,794	228	24,282	18,000	—
Nursing homes/senior living	237,082	36,132	—	174,750	—	26,200
Other	143,903	13,059	2,929	84,554	1,207	42,154
Total owner-occupied loans	1,267,856	175,257	90,035	657,719	86,204	258,641
Loans secured by NFNR properties	$3,278,830	$895,306	$212,185	$1,394,562	$172,432	$604,345

Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases. Trustmark transitioned to SOFR for new variable rate loans as of January 1, 2022. The following table provides information regarding Trustmark’s LHFI maturities by loan class and interest rate terms at December 31, 2022 ($ in thousands):

	Maturing
		One Year	Five Years
	Within	Through	Through	After
	One Year	Five	Fifteen	Fifteen
	or Less	Years	Years	Years	Total
Loans secured by real estate:
Construction, land development and other land	$399,433	$233,465	$22,374	$35,344	$690,616
Other secured by 1-4 family residential properties	61,284	239,654	274,914	14,938	590,790
Secured by nonfarm, nonresidential properties	635,757	2,011,915	619,686	11,472	3,278,830
Other real estate secured	235,879	428,512	78,046	101	742,538
Other loans secured by real estate:
Other construction	102,514	888,701	37,464	247	1,028,926
Secured by 1-4 family residential properties	37,192	151,821	1,142,823	853,221	2,185,057
Commercial and industrial loans	337,984	1,368,488	113,467	1,320	1,821,259
Consumer loans	47,755	116,736	5,739	—	170,230
State and other political subdivision loans	200,890	493,484	500,371	29,118	1,223,863
Other loans	104,617	337,076	29,806	431	471,930
LHFI	2,163,305	6,269,852	2,824,690	946,192	12,204,039

Loans with fixed interest rates:
Loans secured by real estate:
Construction, land development and other land	$94,445	$58,030	$16,372	$35,344	$204,191
Other secured by 1-4 family residential properties	32,781	98,516	30,523	390	162,210
Secured by nonfarm, nonresidential properties	194,027	1,043,561	244,611	—	1,482,199
Other real estate secured	31,761	109,172	9,344	101	150,378
Other loans secured by real estate:
Other construction	4,433	22,109	7,128	247	33,917
Secured by 1-4 family residential properties	3,926	37,881	420,153	848,954	1,310,914
Commercial and industrial loans	70,377	467,143	74,544	—	612,064
Consumer loans	23,607	113,495	5,739	—	142,841
State and other political subdivision loans	197,421	470,359	481,185	14,118	1,163,083
Other loans	21,880	104,481	18,942	75	145,378
LHFI	674,658	2,524,747	1,308,541	899,229	5,407,175

Loans with variable interest rates:
Loans secured by real estate:
Construction, land development and other land	$304,988	$175,435	$6,002	$—	$486,425
Other secured by 1-4 family residential properties	28,503	141,138	244,391	14,548	428,580
Secured by nonfarm, nonresidential properties	441,730	968,354	375,075	11,472	1,796,631
Other real estate secured	204,118	319,340	68,702	—	592,160
Other loans secured by real estate:
Other construction	98,081	866,592	30,336	—	995,009
Secured by 1-4 family residential properties	33,266	113,940	722,670	4,267	874,143
Commercial and industrial loans	267,607	901,345	38,923	1,320	1,209,195
Consumer loans	24,148	3,241	—	—	27,389
State and other political subdivision loans	3,469	23,125	19,186	15,000	60,780
Other loans	82,737	232,595	10,864	356	326,552
LHFI	1,488,647	3,745,105	1,516,149	46,963	6,796,864

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Due to multiple periods having a PD or loss given default (LGD) at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark's historical loss experience and applied at a portfolio level.

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

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic are not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor – Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature. To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (risk rates 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (risk rate 5) or watch (risk rate 6) received the additional reserves based on the average of the macroeconomic conditions and weighted average of the commercial loan portfolio loss rate while the loans rated special mention (risk rate 7) and substandard (risk rate 8) received additional reserves based on the weighted-average described above. During the fourth quarter of 2022, Management noted that all pass rate loans (risk rate 5 and 6) related to the External Factor - Pandemic qualitative factor either did not experience significant stress related to the pandemic or have since recovered and does not expect future stresses attributed to the pandemic that may affect these loans. As a result, Management decided to accelerate the release of the additional pandemic reserves on all pass rate loans as a result of pandemic conditions resolving.

During the first quarter of 2022, in order to account for the potential uncertainty related to higher prices and low economic growth, Trustmark chose to enact a portion of the qualitative framework, External Factor - Stagflation. Management calculated the reserve using a third-party stagflation forecast and compared it to the third-party baseline forecast used in the quantitative modeling. The weighted differential was added as qualitative reserves to account for potential uncertainty. During the fourth quarter of 2022, Management determined that the likelihood of a stagflation scenario had sufficiently diminished. Management identified that the potential had already been reduced and effectively captured within a nominally more negative baseline economic forecast. As a result, Management elected to resolve the External Factor - Stagflation and fully release the reserves.

Determining the appropriateness of the allowance is complex and requires judgment by Management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall LHFI portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.

For a complete description of Trustmark’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

At December 31, 2022, the ACL on LHFI was $120.2 million, an increase of $20.8 million, or 20.9%, when compared with December 31, 2021. The increase in the ACL on LHFI during 2022 was principally due to loan growth, specific reserves on individually analyzed loans, weakening of the macroeconomic forecasts and the nature and volume of the portfolio, partially offset by reserves released as a result of updates and adjustments to the qualitative factors. Allocation of Trustmark’s ACL on LHFI represented 0.85% of commercial LHFI and 1.41% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 0.99% at December 31, 2022. This compares with an ACL to total LHFI of 0.97% at December 31, 2021, which was allocated to commercial LHFI at 1.00% and to consumer and home mortgage LHFI at 0.87%.

The table below illustrates the changes in Trustmark’s ACL on LHFI as well as Trustmark’s loan loss experience for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$99,457	$117,306	$84,277
FASB ASU 2016-03 Adoption Adjustment:
LHFI	—	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	—	815
Acquired loans ACL adjustment	—	—	1,007
LHFI charged off	(11,332)	(10,275)	(11,475)
Recoveries	10,412	13,925	9,608
Net (charge-offs) recoveries	(920)	3,650	(1,867)
PCL, LHFI	21,677	(21,499)	36,113
Balance at end of period	$120,214	$99,457	$117,306

Charge-offs exceeded recoveries for 2022 resulting in net charge-offs of $920 thousand, or 0.01% of average loans (LHFS and LHFI), compared to net recoveries of $3.7 million, or -0.04% of average loans (LHFS and LHFI), in 2021, and net charge-offs of $1.9 million, or 0.02% of average loans (LHFS and LHFI), in 2020. The increase in net charge-offs during 2022 was principally due to declines in recoveries in the Mississippi, Tennessee and Texas market regions as well as an increase in charge-offs in the Tennessee market region, partially offset by an increase in recoveries in the Alabama market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Alabama	$2,019	$1,299	$(1,448)
Florida	652	521	390
Mississippi	(2,713)	(111)	814
Tennessee	(790)	940	(1,775)
Texas	(88)	1,001	152
Total net (charge-offs) recoveries	$(920)	$3,650	$(1,867)

The following table presents selected credit ratios for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
ACL, LHFI to total LHFI	0.99%	0.97%	1.19%
ACL, LHFI	$120,214	$99,457	$117,306
LHFI	12,204,039	10,247,829	9,824,524

Nonaccrual LHFI to total LHFI	0.53%	0.61%	0.64%
Nonaccrual LHFI	$65,972	$62,698	$63,128
LHFI	12,204,039	10,247,829	9,824,524

ACL, LHFI to nonaccrual LHFI	182.22%	158.63%	185.82%
ACL, LHFI	$120,214	$99,457	$117,306
Nonaccrual LHFI	65,972	62,698	63,128

Net (charge-offs) recoveries to average LHFI:
Construction, land development and other land loans	0.16%	0.28%	0.14%
Net (charge-offs) recoveries	$1,054	$1,525	$704
Average LHFI	655,680	551,266	490,036
Other loans secured by 1-4 family residential properties	0.07%	0.08%	0.05%
Net (charge-offs) recoveries	$372	$396	$261
Average LHFI	541,383	505,063	550,423
Loans secured by nonfarm, nonresidential properties	0.05%	0.04%	-0.12%
Net (charge-offs) recoveries	$1,418	$1,076	$(3,231)
Average LHFI	3,094,532	2,846,103	2,628,240
Other loans secured by real estate	-0.02%	—	0.01%
Net (charge-offs) recoveries	$(117)	$20	$60
Average LHFI	636,658	971,881	910,672
Other construction loans	0.01%	0.01%	0.03%
Net (charge-offs) recoveries	$69	$47	$208
Average LHFI	831,435	757,716	776,546
Loans secured by 1-4 family residential properties	—	—	0.01%
Net (charge-offs) recoveries	$13	$(49)	$160
Average LHFI	1,881,006	1,328,220	1,230,319
Commercial and industrial loans	0.02%	0.03%	0.01%
Net (charge-offs) recoveries	$284	$336	$179
Average LHFI	1,603,499	1,331,537	1,388,180
Consumer loans	-0.35%	0.02%	-0.13%
Net (charge-offs) recoveries	$(562)	$25	$(215)
Average LHFI	161,145	156,826	165,249
State and other political subdivision loans	—	—	—
Net (charge-offs) recoveries	$—	$—	$—
Average LHFI	1,159,939	1,098,190	943,281
Other commercial loans	-0.72%	0.06%	—
Net (charge-offs) recoveries	$(3,451)	$274	$7
Average LHFI	477,296	474,291	560,360
Total LHFI	-0.01%	0.04%	-0.02%
Net (charge-offs) recoveries	$(920)	$3,650	$(1,867)
Average LHFI	11,042,573	10,021,093	9,643,306
The PCL, LHFI for 2022 totaled 0.19% of average loans (LHFS and LHFI), compared to -0.21% of average loans (LHFS and LHFI) in 2021 and 0.36% of average loans (LHFS and LHFI) in 2020. The PCL, LHFI for 2022 primarily reflected loan growth, specific reserves on individually analyzed loans, weakening of the macroeconomic forecasts and the nature and volume of the portfolio, partially offset by reserves released as a result of updates and adjustments to the qualitative factors.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate. The reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools. See the section captioned “Lending Related” in Note 16 – Commitments and Contingencies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. At December 31, 2022, the ACL on off-balance sheet credit exposures totaled $36.8 million compared to $35.6 million at December 31, 2021, an increase of $1.2 million, or 3.4%. The PCL, off-balance sheet credit exposures totaled $1.2 million for 2022, compared to a negative PCL, off-balance sheet credit exposures of $2.9 million for 2021 and a PCL, off-balance sheet credit exposures of $8.9 million for 2020. The PCL, off-balance sheet credit exposures for 2022 primarily reflected an increase in unfunded balances.

Nonperforming Assets, Excluding PPP Loans

The table below provides the components of the nonperforming assets, excluding PPP loans, by geographic market region at December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
Nonaccrual LHFI
Alabama	$12,300	$8,182
Florida	227	313
Mississippi	24,683	21,636
Tennessee	5,566	10,501
Texas	23,196	22,066
Total nonaccrual LHFI	65,972	62,698
Other real estate
Alabama	194	—
Mississippi	1,769	4,557
Tennessee	23	—
Total other real estate	1,986	4,557
Total nonperforming assets	$67,958	$67,255

Nonperforming assets/total loans (LHFS and LHFI) and other real estate	0.55%	0.64%

Loans Past Due 90 days or more
LHFI	$3,929	$2,114
LHFS - Guaranteed GNMA services loans (1)	$49,320	$69,894

(1)
No obligation to repurchase.

For additional information regarding the Trustmark’s serviced GNMA loans eligible for repurchase, please see the section captioned “Loans Held for Sale (LHFS)” included in Note 1 – Significant Accounting Policies of Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Nonaccrual LHFI

At December 31, 2022, nonaccrual LHFI totaled $66.0 million, or 0.53% of total LHFS and LHFI, reflecting an increase of $3.3 million, or 5.2%, relative to December 31, 2021. The increase in nonaccrual LHFI was primarily due to LHFI placed on nonaccrual status partially offset by reductions, pay-offs and charge-offs of nonaccrual LHFI in the Mississippi, Alabama, Texas and Tennessee market regions.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” in Note 4 – LHFI and Allowance for Credit Losses, LHFI included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Other Real Estate

Other real estate at December 31, 2022 decreased $2.6 million, or 56.4%, when compared with December 31, 2021, principally due to properties sold in Trustmark’s Mississippi market region partially offset by properties foreclosed in the Mississippi market region.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Year Ended December 31, 2022
	Total	Alabama	Florida	Mississippi	Tennessee
Balance at beginning of period	$4,557	$—	$—	$4,557	$—
Additions	1,533	151	—	1,359	23
Disposals	(4,142)	(48)	—	(4,094)	—
Write-downs	38	91	—	(53)	—
Balance at end of period	$1,986	$194	$—	$1,769	$23

	Year Ended December 31, 2021
	Total	Alabama	Florida	Mississippi	Tennessee
Balance at beginning of period	$11,651	$3,271	$—	$8,330	$50
Additions	770	—	—	717	53
Disposals	(6,932)	(3,063)	—	(3,741)	(128)
Write-downs	(932)	(208)	—	(749)	25
Balance at end of period	$4,557	$—	$—	$4,557	$—

	Year Ended December 31, 2020
	Total	Alabama	Florida	Mississippi	Tennessee
Balance at beginning of period	$29,248	$8,133	$5,877	$14,919	$319
Additions	635	77	—	339	219
Disposals	(16,446)	(3,887)	(5,861)	(6,230)	(468)
Write-downs	(1,786)	(1,052)	(16)	(698)	(20)
Balance at end of period	$11,651	$3,271	$—	$8,330	$50

Write-downs of other real estate decreased $970 thousand during 2022 compared to a decrease of $854 thousand, or 47.8%, during 2021. The decrease in write-downs of other real estate during 2022 compared to 2021 was primarily due to reserves released as a result of properties sold in the Mississippi and Alabama market regions.

The following table illustrates other real estate by type of property at December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
1-4 family residential properties	$1,128	$94
Nonfarm, nonresidential properties	561	4,463
Other real estate properties	297	—
Total other real estate	$1,986	$4,557

Deposits

Trustmark’s deposits are its primary source of funding and consist primarily of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, MMDA, certificates of deposit and individual retirement accounts. Total deposits were $14.438 billion at December 31, 2022 compared to $15.087 billion at December 31, 2021, a decrease of $649.5 million, or 4.3%, primarily reflecting a decrease in noninterest-bearing deposit accounts. During 2022, noninterest-bearing deposits decreased $677.3 million, or 14.2%, reflecting declines in all categories of noninterest-bearing deposit accounts. Interest-bearing deposits increased $27.8 million, or 0.3%, during 2022, primarily due to growth in consumer and commercial interest checking accounts, consumer savings accounts and all categories of certificates of deposits, partially offset by declines in all categories of MMDA as well as public interest checking accounts.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2022 are as follows ($ in thousands):

Three months or less	$40,351
Over three months through six months	45,031
Over six months through twelve months	103,370
Over twelve months	58,479
Total time deposits in excess of FDIC insurance limit	$247,231

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and repurchase agreements totaled $449.3 million at December 31, 2022 compared to $238.6 million at December 31, 2021, an increase of $210.8 million, or 88.3%. At December 31, 2022 and 2021, $66.3 million and $238.6 million, respectively, represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $383.0 million of upstream federal funds purchased at December 31, 2022, compared to none at December 31, 2021. The increase in the upstream federal funds purchased during 2022 was the result of changes in funding needs to support the strong loan growth.

Other borrowings totaled $1.051 billion at December 31, 2022, an increase of $959.9 million when compared with $91.0 million at December 31, 2021, primarily due to an increase in outstanding short-term FHLB advances with the FHLB of Dallas as a funding source for loan growth during 2022.

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

At December 31, 2022, the fair value of the Continuing Plan’s assets totaled $2.9 million and was exceeded by the projected benefit obligation of $6.9 million by $4.0 million. Net periodic benefit cost equaled $410 thousand in 2022, compared to $1.1 million in 2021 and $786 thousand in 2020.

The fair value of plan assets is determined utilizing current market quotes, while the benefit obligation and periodic benefit costs are determined utilizing actuarial methodology with certain weighted-average assumptions. For 2022, 2021 and 2020, the process used to select the discount rate assumption under FASB ASC Topic 715, "Compensation-Retirement Benefits," takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. Assumptions, which have been chosen to represent the estimate of a particular event as required by GAAP, have been reviewed and approved by Management based on recommendations from its actuaries.

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is December 31. For the plan year ending December 31, 2022, Trustmark’s minimum required contribution to the Continuing Plan was $170 thousand; however, Trustmark contributed $332 thousand, $162 thousand in excess of the minimum required. For the plan year ending December 31, 2023, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $195 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2023 to determine any additional funding requirements by the plan’s measurement date.

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

At December 31, 2022, the accrued benefit obligation for the supplemental retirement plans equaled $43.2 million, while the net periodic benefit cost equaled $2.4 million in 2022, $2.5 million in 2021 and $2.8 million in 2020. The net periodic benefit cost and projected benefit obligation are determined using actuarial assumptions as of the plans’ measurement date. The process used to select the discount rate assumption under FASB ASC Topic 715 takes into account the benefit cash flow and the segmented yields on high-quality corporate bonds that would be available to provide for the payment of the benefit cash flow. At December 31, 2022, unrecognized actuarial losses and unrecognized prior service costs continue to be amortized over future service periods.

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

Capital Resources and Liquidity

At December 31, 2022, Trustmark’s total shareholders’ equity was $1.492 billion, a decrease of $249.0 million, or 14.3%, when compared to December 31, 2021. The decrease in shareholders’ equity during 2022 was primarily as a result of a decrease in the fair market value of available for sale securities, net of tax, of $172.1 million, common stock dividends of $56.7 million, unrealized net holding losses on securities transferred from available for sale to held to maturity, net of tax, of $64.5 million and common stock repurchases of $24.6 million, partially offset by net income of $71.9 million. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at December 31, 2022 and 2021. AOCI is not included in computing regulatory capital. Trustmark has elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2022. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2022, which Management believes have affected Trustmark’s or TNB’s present classification.

During the fourth quarter of 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2022 and 2021, the carrying amount of the subordinated notes was $123.3 million and

$123.0 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at December 31, 2022 and 2021. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at December 31, 2022 and 2021. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by the Trust as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Act and the Basel III Final Rule.

Refer to the section captioned “Regulatory Capital” included in Note 17 – Shareholders’ Equity in Part II. Item 8. – Financial Statements and Supplementary Data of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2022 and 2021.

Dividends on Common Stock

Dividends per common share for each of the years ended December 31, 2022, 2021 and 2020 were $0.92. Trustmark’s dividend payout ratio for 2022, 2021 and 2020 was 78.63%, 39.15%, and 36.51%, respectively. The increase in the dividend payout ratio for 2022 was principally due to the $100.8 million of litigation settlement expense recorded during the fourth quarter of 2022. Since Trustmark is a holding company and does not conduct operations, its primary source of liquidity are dividends paid from TNB and borrowings from outside sources. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2023, TNB will have available approximately $96.9 million plus its net income for that year to pay as dividends to Trustmark. The actual amount of any dividends declared in 2023 by Trustmark will be determined by Trustmark’s Board of Directors. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share payable of March 15, 2023, to shareholders of record on March 1, 2023.

Stock Repurchase Plan

From time to time, Trustmark’s Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow Trustmark to proactively manage its capital position and return excess capital to shareholders. Shares purchased also provide Trustmark with shares of common stock necessary to satisfy obligations related to stock compensation awards. Under the stock repurchase plan effective April 1, 2019 through March 30, 2020, Trustmark repurchased approximately 1.5 million shares its common stock valued at $47.2 million. Under the stock repurchase plan effective April 1, 2020 through December 31, 2021, Trustmark repurchased approximately 1.9 million shares of its common stock valued at $61.8 million. Under the stock repurchase plan effective January 1, 2022 through December 31, 2022, Trustmark repurchased approximately 789 thousand shares of its common stock valued at $24.6 million. On December 6, 2022, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2023, under which $50.0 million of Trustmark’s outstanding common stock may be acquired through December 31, 2023. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares have been repurchased under this stock repurchase program.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled to $14.772 billion for 2022 and represented approximately 84.5% of average liabilities and shareholders’ equity, compared to average deposits of $14.538 billion, which represented 85.2% of average liabilities and shareholders’ equity for 2021.

Trustmark had $434.0 million held in an interest-bearing account at the FRBA at December 31, 2022, compared to $2.064 billion at December 31, 2021. The decrease in Trustmark's balance held at the FRBA was principally due to Trustmark's deployment of its excess cash to purchase investment securities and fund loan growth.

Trustmark utilizes a limited amount of brokered deposits to supplement other wholesale funding sources. At December 31, 2022, brokered sweep MMDA deposits totaled $15.1 million compared to $29.6 million at December 31, 2021.

At December 31, 2022, Trustmark had $383.0 million of upstream federal funds purchased compared to no upstream federal funds purchased at December 31, 2021. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $975.0 million of outstanding short-term advances and no long-term advances at December 31, 2022, compared to no short-term or long-term FHLB advances outstanding at December 31, 2021. Trustmark had no letters of credit outstanding with the FHLB of Dallas at December 31, 2022, and 2021. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances with the FHLB of Dallas by $3.034 billion at December 31, 2022.

In addition, at December 31, 2022, Trustmark had no short-term and $78 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger, compared to no short-term and $97 thousand in long-term FHLB advances outstanding at December 31, 2021. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At December 31, 2022, Trustmark had approximately $797.0 million available in unencumbered Treasury and agency securities compared to $751.0 million at December 31, 2021.

Another borrowing source is the Discount Window. At December 31, 2022, Trustmark had approximately $1.345 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $876.8 million at December 31, 2021.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

During the fourth quarter of 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. The subordinated notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2022 and 2021, the carrying amount of the subordinated notes was $123.3 million and $123.0 million, respectively. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. Trustmark intends to use the net proceeds for general corporate purposes.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At December 31, 2022, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of December 31, 2022, Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligation and have made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part II. Item 8. – Financial Statements and Supplementary Data of this report for the expected timing of such payments as of December 31, 2022. These include payments related to (i) short-term and long-term borrowings (Note 11 – Borrowings), (ii) operating and finance leases (Note 9 – Leases), (iii) time deposits with stated maturity dates (Note 10 – Deposits) and (iv) commitments to extend credit and standby letters of credit (Note 16 – Commitments and Contingencies).

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

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program are to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2022, the aggregate notional value of Trustmark's interest rate swaps designated as cash flow hedges totaled $825.0 million.

Trustmark records any gains or losses on these cash flow hedges in AOCI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the year ended December 31, 2022, Trustmark reclassified a loss, net of tax, of $345 thousand into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $13.7 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $165.4 million at December 31, 2022, with a positive valuation adjustment of $325 thousand, compared to $378.6 million, with a positive valuation adjustment of $1.8 million at December 31, 2021.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $277.0 million at December 31, 2022 compared to $409.5 million at December 31, 2021. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $4.1 million for the year ended December 31, 2022, compared to a net positive ineffectiveness of $2.5 million for the year ended December 31, 2021 and a net positive ineffectiveness of $7.8 million for the year ended December 31, 2020.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.391 billion related to this program, compared to $1.225 billion at December 31, 2021.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At December 31, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to $655 thousand at December 31, 2021. At December 31, 2022 and 2021, Trustmark had posted collateral of $740 thousand and $850 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with and aggregate notional amount of $50.2 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At December 31, 2022, Trustmark had entered into twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million, compared to twenty-four risk participation agreements as a guarantor with an aggregate notional amount of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2022 and 2021.

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

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at December 31, 2022 and 2021.

	Estimated % Change
	in Net Interest Income
Change in Interest Rates	2022	2021
+200 basis points	3.3%	20.1%
+100 basis points	1.7%	9.7%
-100 basis points	-1.8%	-6.7%

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at December 31, 2022 and 2021.

	Estimated % Change
	in Net Portfolio Value
Change in Interest Rates	2022	2021
+200 basis points	-1.6%	10.1%
+100 basis points	-0.6%	5.9%

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

At December 31, 2022, the MSR fair value was $129.7 million, compared to $87.7 million at December 31, 2021. The impact on the MSR fair value of a 10% adverse change in prepayment speeds or a 100 basis point increase in discount rates at December 31, 2022 would be a decline in fair value of approximately $4.5 million and $5.4 million, respectively, compared to a decline in fair value of approximately $4.4 million and $3.2 million, respectively, at December 31, 2021. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustmark Corporation

Jackson, Mississippi

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trustmark Corporation and subsidiaries (the "Corporation") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses, LHFI Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 4 – LHFI and Allowance for Credit Losses, LHFI to the consolidated financial statements, the Corporation uses a third-party software application to calculate the quantitative portion of the allowance for credit losses which employs a discounted cash flow (DCF) or weighted average remaining maturity (WARM) method by loan pool. A reasonable and supportable forecast is developed through a Loss Driver Analysis (LDA) by loan class. The LDA uses charge off data from Trustmark National Bank’s Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a probability of default (PD). Regressions are run using the data for various macroeconomic variables in order to determine which correlate to the Corporation’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. Loss given default (LGD) is derived from a method that traces the relationship between LGD and PD over a period of time and projects LGD based on the PD forecast. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes, as well as all other consumer and other loans pools.

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

Estimating reasonable and supportable forecasts requires significant judgment and could have a material effect on the Corporation’s financial statements. Management leverages economic projections from an independent third party for its forecasts over the forecast period. We identified auditing the reasonableness of forecasts, including the LDA, as a critical audit matter as it involves especially subjective auditor judgment and increased audit effort, including the involvement of specialists.

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

/s/ Crowe LLP

Atlanta, Georgia

February 16, 2023

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	December 31,
	2022	2021
Assets
Cash and due from banks	$734,787	$2,266,829
Federal funds sold and securities purchased under reverse repurchase agreements	4,000	—
Securities available for sale, at fair value (amortized cost: $2,270,709-2022; $3,256,289-2021; allowance for credit losses (ACL): $0)	2,024,082	3,238,877
Securities held to maturity, net of ACL of $0 (fair value: $1,406,589-2022; $353,511-2021)	1,494,514	342,537
Paycheck Protection Program (PPP) loans	—	33,336
Loans held for sale (LHFS)	135,226	275,706
Loans held for investment (LHFI)	12,204,039	10,247,829
Less ACL, LHFI	120,214	99,457
Net LHFI	12,083,825	10,148,372
Premises and equipment, net	212,365	205,644
Mortgage servicing rights (MSR)	129,677	87,687
Goodwill	384,237	384,237
Identifiable intangible assets, net	3,640	5,074
Other real estate, net	1,986	4,557
Operating lease right-of-use assets	36,301	34,603
Other assets	770,838	568,177
Total Assets	$18,015,478	$17,595,636

Liabilities
Deposits:
Noninterest-bearing	$4,093,771	$4,771,065
Interest-bearing	10,343,877	10,316,095
Total deposits	14,437,648	15,087,160
Federal funds purchased and securities sold under repurchase agreements	449,331	238,577
Other borrowings	1,050,938	91,025
Subordinated notes	123,262	123,042
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	36,838	35,623
Operating lease liabilities	38,932	36,468
Other liabilities	324,405	180,574
Total Liabilities	16,523,210	15,854,325

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares
Issued and outstanding: 60,977,686 shares - 2022; 61,648,679 shares - 2021	12,705	12,845
Capital surplus	154,645	175,913
Retained earnings	1,600,321	1,585,113
Accumulated other comprehensive income (loss), net of tax	(275,403)	(32,560)
Total Shareholders' Equity	1,492,268	1,741,311
Total Liabilities and Shareholders' Equity	$18,015,478	$17,595,636

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Interest Income
Interest and fees on LHFS & LHFI	$472,990	$363,772	$390,803
Interest and fees on PPP loans	639	36,726	26,643
Interest on securities:
Taxable	59,717	38,698	48,250
Tax exempt	333	548	1,079
Interest on federal funds sold and securities purchased under reverse repurchase agreements	74	—	1
Other interest income	8,080	2,767	1,559
Total Interest Income	541,833	442,511	468,335
Interest Expense
Interest on deposits	29,069	16,945	37,487
Interest on federal funds purchased and securities sold under repurchase agreements	6,127	232	755
Other interest expense	11,929	6,983	3,556
Total Interest Expense	47,125	24,160	41,798
Net Interest Income	494,708	418,351	426,537
Provision for credit losses (PCL), LHFI	21,677	(21,499)	36,113
PCL, off-balance sheet credit exposures (1)	1,215	(2,949)	8,934
Net Interest Income After PCL	471,816	442,799	381,490
Noninterest Income
Service charges on deposit accounts	42,157	33,246	32,289
Bank card and other fees	36,105	34,662	31,022
Mortgage banking, net	28,306	63,750	125,822
Insurance commissions	53,721	48,511	45,176
Wealth management	35,013	35,190	31,625
Other, net	9,842	6,551	8,659
Total Noninterest Income	205,144	221,910	274,593
Noninterest Expense (1)
Salaries and employee benefits	287,440	284,158	272,257
Services and fees	101,545	89,463	83,816
Net occupancy - premises	29,264	27,043	26,489
Equipment expense	24,448	24,337	23,277
Litigation settlement expense	100,750	—	—
Other expense (2)	59,766	64,295	60,462
Total Noninterest Expense	603,213	489,296	466,301
Income Before Income Taxes	73,747	175,413	189,782
Income taxes	1,860	28,048	29,757
Net Income	$71,887	$147,365	$160,025

Earnings Per Share
Basic	$1.17	$2.35	$2.52
Diluted	$1.17	$2.34	$2.51
(1)
During 2021, Trustmark reclassified its credit loss expense on off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.
(2)
During the first quarter of 2022, Trustmark reclassified its other real estate expense, net to other expense. The prior periods have been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

($ in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income per consolidated statements of income	$71,887	$147,365	$160,025
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	(172,143)	(37,090)	22,965
Change in net unrealized holding loss on securities transferred to held to maturity	(64,525)	1,985	2,383
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	8,094	2,134	(3,846)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	83	84	112
Recognized net loss due to lump sum settlements	—	137	89
Change in net actuarial loss	817	1,241	846
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	(15,514)	—	—
Reclassification adjustment for (gain) loss realized in net income	345	—	—
Other comprehensive income (loss), net of tax	(242,843)	(31,509)	22,549
Comprehensive income	$(170,956)	$115,856	$182,574

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2020	64,200,111	$13,376	$256,400	$1,414,526	$(23,600)	$1,660,702
FASB ASU 2016-13 adoption adjustment	—	—	—	(19,949)	—	(19,949)
Net income per consolidated statements of income	—	—	—	160,025	—	160,025
Other comprehensive income (loss), net of tax	—	—	—	—	22,549	22,549
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(58,769)	—	(58,769)
Shares withheld to pay taxes, long-term incentive plan	111,373	23	(1,123)	—	—	(1,100)
Repurchase and retirement of common stock	(886,958)	(184)	(27,354)	—	—	(27,538)
Compensation expense, long-term incentive plan	—	—	5,197	—	—	5,197
Balance, December 31, 2020	63,424,526	13,215	233,120	1,495,833	(1,051)	1,741,117
Net income per consolidated statements of income	—	—	—	147,365	—	147,365
Other comprehensive income (loss), net of tax	—	—	—	—	(31,509)	(31,509)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(58,085)	—	(58,085)
Shares withheld to pay taxes, long-term incentive plan	133,907	28	(1,407)	—	—	(1,379)
Repurchase and retirement of common stock	(1,909,754)	(398)	(61,401)	—	—	(61,799)
Compensation expense, long-term incentive plan	—	—	5,601	—	—	5,601
Balance, December 31, 2021	61,648,679	12,845	175,913	1,585,113	(32,560)	1,741,311
Net income per consolidated statements of income	—	—	—	71,887	—	71,887
Other comprehensive income (loss), net of tax	—	—	—	—	(242,843)	(242,843)
Cash dividends paid on common stock ($0.92 per share)	—	—	—	(56,679)	—	(56,679)
Shares withheld to pay taxes, long-term incentive plan	118,398	24	(1,711)	—	—	(1,687)
Repurchase and retirement of common stock	(789,391)	(164)	(24,440)	—	—	(24,604)
Compensation expense, long-term incentive plan	—	—	4,883	—	—	4,883
Balance, December 31, 2022	60,977,686	$12,705	$154,645	$1,600,321	$(275,403)	$1,492,268
See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating Activities
Net income per consolidated statements of income	$71,887	$147,365	$160,025
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	22,892	(24,448)	45,047
Depreciation and amortization	39,882	45,813	41,325
Net amortization of securities	11,206	20,310	13,247
Gains on sales of loans, net	(24,914)	(70,954)	(94,986)
Compensation expense, long-term incentive plan	4,883	5,601	5,197
Deferred income tax provision	(16,800)	20,115	(19,800)
Proceeds from sales of LHFS	1,267,967	2,357,108	2,627,122
Purchases and originations of LHFS	(1,116,232)	(2,171,605)	(2,668,642)
Originations of MSR	(17,843)	(28,125)	(29,805)
Earnings on bank-owned life insurance	(4,875)	(4,853)	(5,099)
Net change in other assets	(51,921)	42,400	(49,653)
Net change in other liabilities	167,743	19,645	13,669
Other operating activities, net	(57,359)	(9,601)	27,699
Net cash from operating activities	296,516	348,771	65,346

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	136,135	197,091	201,888
Proceeds from maturities, prepayments and calls of securities available for sale	435,386	835,200	680,294
Purchases of securities held to maturity	(604,938)	—	—
Purchases of securities available for sale	(230,527)	(2,150,935)	(1,051,014)
Net proceeds from bank-owned life insurance	288	1,772	3,280
Net change in federal funds sold and securities purchased under reverse repurchase agreements	(4,000)	50	(50)
Net change in member bank stock	(39,329)	(1,220)	269
Net change in LHFI and PPP loans	(1,925,327)	(197,800)	(1,027,924)
Proceeds from sales of PPP loans	—	353,287	—
Purchases of premises and equipment	(26,624)	(27,360)	(22,577)
Proceeds from sales of premises and equipment	5,107	961	2,803
Proceeds from sales of other real estate	3,136	5,064	17,343
Purchases of software	(7,388)	(3,836)	(8,252)
Investments in tax credit and other partnerships	(22,321)	(17,288)	(5,844)
Purchase of insurance book of business	—	—	(3,097)
Net cash used in business acquisition	—	—	(4,834)
Net cash from investing activities	(2,280,402)	(1,005,014)	(1,217,715)

Financing Activities
Net change in deposits	(649,512)	1,038,396	2,803,207
Net change in federal funds purchased and securities sold under repurchase agreements	210,754	74,058	(91,501)
Net change in other borrowings	974,981	(19,189)	473
Payments under finance lease obligations	(1,409)	(1,434)	(1,715)
Proceeds from subordinated notes	—	—	122,900
Common stock dividends	(56,679)	(58,085)	(58,769)
Repurchase and retirement of common stock	(24,604)	(61,799)	(27,538)
Shares withheld to pay taxes, long-term incentive plan	(1,687)	(1,379)	(1,100)
Net cash from financing activities	451,844	970,568	2,745,957

Net change in cash and cash equivalents	(1,532,042)	314,325	1,593,588
Cash and cash equivalents at beginning of year	2,266,829	1,952,504	358,916
Cash and cash equivalents at end of year	$734,787	$2,266,829	$1,952,504

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

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with these accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expense during the reporting periods and the related disclosures. Although Management’s estimates contemplate current conditions and how they are expected to change in the future, it is reasonably possible that in 2023 actual conditions could vary from those anticipated, which could affect Trustmark’s financial condition and results of operations. Actual results could differ from those estimates.

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

Trustmark adopted a zero-credit loss assumption for certain classes of securities. This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. The reasons behind the adoption of the zero-credit loss assumption were as follows:

•
High credit rating
•
Long history with no credit losses
•
Guaranteed by a sovereign entity
•
Widely recognized as “risk-free rate”

•
Ability and authority to print its own currency
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
•
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

Loans Held for Sale (LHFS)

Trustmark's LHFS portfolio consists of mortgage loans purchased from wholesale customers or originated in Trustmark’s General Banking Segment. Trustmark has elected to account for its LHFS under the fair value option permitted by FASB ASC Topic 825, “Financial Instruments,” with interest income on the LHFS reported in interest and fees on LHFS and LHFI. Trustmark reports unrealized gains and losses resulting from changes in the fair value of the LHFS accounted for under the fair value option as noninterest income in mortgage banking, net. LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in the fair value reported as noninterest income in mortgage banking, net. Changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for its LHFS at the lower of cost or fair value and the derivative instruments at fair value. Realized gains and losses upon ultimate sale of the loans are reported as noninterest income in mortgage banking, net.

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

Past due LHFI are loans contractually past due 30 days or more as to principal or interest payments. A LHFI is classified as nonaccrual, and the accrual of interest on such loan is discontinued, when the contractual payment of principal or interest becomes 90 days past due on commercial credits and 120 days past due on non-business purpose credits. In addition, a credit may be placed on nonaccrual at any other time Management has serious doubts about further collectability of principal or interest according to the contractual terms, even though the loan is currently performing. A LHFI may remain in accrual status if it is in the process of collection and well-secured. When a LHFI is placed in nonaccrual status, interest accrued but not received is reversed against interest income. Interest payments received on nonaccrual LHFI are applied against principal under the cost-recovery method, until qualifying for return to accrual status. Under the cost-recovery method, interest income is not recognized until the principal balance is reduced to zero. LHFI are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The ACL for individual loans that do not share risk characteristics with other loans is measured as the difference between the discounted value of expected future cash flows, based on the effective interest rate at origination, and the amortized cost basis of the loan, or the net realizable value. The ACL is the difference between the loan’s net realizable value and its amortized cost basis (net of previous charge-offs and deferred loan fees and costs), except for collateral-dependent loans. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the ‘as is’ value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of the expected credit loss is charged off.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank of Atlanta Stock

Trustmark accounts for its investments in FHLB and Federal Reserve Bank of Atlanta stock in accordance with FASB ASC Subtopic 942-325, “Financial Services-Depository and Lending-Investments-Other.” FHLB and Federal Reserve Bank stock are equity securities that do not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB and Federal Reserve Bank stock are carried at cost and evaluated for impairment. Trustmark’s investment in member bank stock is included in other assets in the accompanying consolidated balance sheets. At December 31, 2022 and 2021, Trustmark’s investment in member bank stock totaled $72.2 million and $32.9 million, respectively. The carrying value of Trustmark’s member bank stock gave rise to no other-than-temporary impairment for the years ended December 31, 2022, 2021 and 2020.

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

Other Real Estate

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other real estate expense. Other real estate sales for the year ended December 31, 2022 resulted in a net loss of $1.0 million compared to a net loss of $1.9 million for the year ended December 31, 2021 and a net gain of $897 thousand for the year ended December 31, 2020.

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

Insurance Producers at FBBI earn commission as compensation for each policy they are responsible for placing. FBBI utilizes a ‘pay when paid’ system. Under the ‘pay when paid’ system, Producers receive the commissions for which they are entitled at the end of the month following the month in which FBBI receives payment from the insurance provider or customer. Under FASB ASC Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers,” the commission paid to the Producers is an incremental cost of obtaining a contract, which should be capitalized and amortized in a manner consistent with the pattern of transfer of the service related to the contract acquisition asset. Insurance contracts have a term of one year or less; therefore, Trustmark has elected the cost of obtaining a contract practical expedient allowed under FASB ASC Subtopic 340-40, which allows FBBI to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the contract asset that FBBI otherwise would have recognized is one year or less. Commission expense is recorded as noninterest expense in salaries and employee benefits when paid to the Producers.

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

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Income taxes paid	$2,701	$15,259	$46,648
Interest paid on deposits and borrowings	45,275	24,429	42,968
Noncash transfers from loans to other real estate	1,533	770	635
Securities transferred from available for sale to held to maturity	674,092	—	—
Investment in tax credit partnership not funded	18,891	10,647	5,893
Finance right-of-use assets resulting from lease liabilities	—	92	—
Operating right-of-use assets resulting from lease liabilities	6,912	9,666	3,774
Transfer of long-term FHLB advances to short-term	—	—	651

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

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Basic shares	61,242	62,788	63,505
Dilutive shares	190	185	141
Diluted shares	61,432	62,973	63,646

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. The following table reflects weighted-average antidilutive stock awards for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021	2020
Weighted-average antidilutive stock awards	—	1	57

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

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Issued in March 2020, ASU 2020-04 seeks to provided additional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The FASB issued ASU 2020-04 is response to concerns about the structural risks of interbank offered rates and, in particular, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used. Regulators have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. Stakeholders have raised operational challenges likely to arise with the reference rate reform, particularly related to contract modifications and hedge accounting. The amendments of ASU 2020-04, which are elective and apply to all entities, provide expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by the reference rate reform id certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. The optional expedients for contract modifications should be applied consistently for all contracts or transactions within the relevant Codification Topic or Subtopic or Industry Subtopic that contains the related guidance. The optional expedients for hedging relationships can be elected on an individual hedging relationship basis. On January 7, 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope,” to clarify the scope of the reference rate reform guidance in FASB ASC Topic 848. ASU 2021-01 refines the scope of FASB ASC Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The amendments in ASU 2021-01 also amend the expedients and exceptions in FASB ASC Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments of ASU 2021-01 were effective immediately when issued. Entities may choose to apply the amendments of ASU 2021-01 retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. If an entity elects to apply any of the amendments in this ASU for an eligible hedging relationship, any adjustments as a result of those elections must be reflected as of the date that the entity applies the election. On December 21, 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which defers the sunset date from December 31, 2022, to December 31, 2024. The purpose of the guidance in FASB ASC Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. At the time that ASU 2020-04 was issued, the United Kingdom Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade or compel banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022, 12 months after the expected cessation date of all currencies and tenors of LIBOR. However, in March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of US$ LIBOR would be June 30, 2023, which was beyond the then-current sunset date of FASB ASC Topic 848. Thus, the amendments of ASU 2022-06 defer the sunset date to December 31, 2024, after which entities will no longer be permitted to apply the relief in FASB ASC Topic 848; moreover, it applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments of ASU 2022-06 were effective immediately when issued. While the benchmark provider for US$ LIBOR (which was typically the benchmark that Trustmark used) intends to provide the benchmark for some tenors of US$ LIBOR through June 2023, Trustmark transitioned to SOFR for new variable rate loans, derivative contracts, borrowings and other financial instruments as of January 1, 2022. Management cannot make a determination at this time as to the impact the amendments of ASU 2020-04, ASU 2021-01 and ASU 2022-06 or the reference rate reform will have on its consolidated financial statements.

ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Trouble Debt Restructurings and Vintage Disclosures.” Issued in March 2022, ASU 2022-02 seeks to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. In regard to troubled debt restructurings (TDRs) by creditors, investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information. The amendments of ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in FASB ASC Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” as it is no longer meaningful due to the implementation of FASB ASC Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Therefore, most losses that would have been realized for a TDR under FASB ASC Subtopic 310-40 are now captured by the accounting required under FASB ASC Topic 326. The amendments of ASU 2022-02 also enhanced disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders also noted inconsistency in the requirement for a public business entity (PBE) to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in certain vintage disclosures. Financial statement users expressed that, in addition to the existing vintage disclosures in FASB ASC Topic 326, information about gross write-offs by year of origination would be helpful in understanding credit quality changes in an entity’s loan portfolio and underwriting performance. For PBEs, the amendments of ASU 2022-02 require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” For write-offs associated with origination dates that are more than five annual periods before the reporting period, an entity may present aggregate amounts in the current period for financing receivables and net investment in leases. The amendments of ASU 2022-02 are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 for entities that have already adopted the amendments of ASU 2016-13. Early adoption is permitted, provided that an entity has adopted ASU 2016-13. If an entity elects to early adopt the amendments of this ASU during an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. In addition, an entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. Trustmark adopted the amendments of ASU 2022-02 effective January 1, 2023. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures; and, therefore, adoption of ASU 2022-02 is not expected to have a material impact on Trustmark’s consolidated financial statements or results of operations. The enhanced disclosures required by ASU 2022-02 will be presented in the notes to the financial statements beginning with Trustmark’s Quarterly Report on Form 10-Q for the period ending March 31, 2023.

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

Note 3 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2022 and 2021 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury securities	$425,719	$308	$(34,514)	$391,513	$28,295	$—	$(115)	$28,180
U.S. Government agency obligations	8,297	—	(531)	7,766	—	—	—	—
Obligations of states and political subdivisions	4,820	53	(11)	4,862	4,510	3	(3)	4,510
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	30,534	7	(3,444)	27,097	4,442	—	(395)	4,047
Issued by FNMA and FHLMC	1,541,570	12	(196,119)	1,345,463	509,311	—	(19,586)	489,725
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	123,755	—	(8,615)	115,140	188,201	—	(13,826)	174,375
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	136,014	—	(3,773)	132,241	759,755	34	(54,037)	705,752
Total	$2,270,709	$380	$(247,007)	$2,024,082	$1,494,514	$37	$(87,962)	$1,406,589

December 31, 2021
U.S. Treasury securities	$349,562	$16	$(4,938)	$344,640	$—	$—	$—	$—
U.S. Government agency obligations	14,044	20	(337)	13,727	—	—	—	—
Obligations of states and political subdivisions	5,134	580	—	5,714	7,328	64	(3)	7,389
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	38,942	665	(34)	39,573	5,005	187	(3)	5,189
Issued by FNMA and FHLMC	2,230,498	8,945	(21,014)	2,218,429	43,444	962	—	44,406
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	193,908	2,879	(97)	196,690	241,934	9,015	(31)	250,918
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	424,201	404	(4,501)	420,104	44,826	783	—	45,609
Total	$3,256,289	$13,509	$(30,921)	$3,238,877	$342,537	$11,011	$(37)	$353,511

During 2013, Trustmark reclassified approximately $1.099 billion of securities available for sale to securities held to maturity. At the date of transfer, the net unrealized holding loss on the available for sale securities totaled approximately $46.6 million ($28.8 million, net of tax). During 2022, Trustmark reclassified a total of $766.0 million of securities available for sale to securities held to maturity. On the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At December 31, 2022, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $92.3 million ($69.2 million, net of tax) compared to approximately $6.3 million ($4.7 million, net of tax) at December 31, 2021.

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

At both December 31, 2022 and 2021, the results of the loss analysis performed did not identify any securities that warranted DCF analysis and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At December 31, 2022 and 2021, accrued interest receivable totaled $4.0 million and $5.1 million, respectively, for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At December 31, 2022 and 2021, the potential credit loss exposure for Trustmark’s securities held to maturity was $4.5 million and $7.3 million, respectively, and consisted of municipal securities. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at December 31, 2022 and 2021.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At December 31, 2022 and 2021, accrued interest receivable totaled $2.7 million and $670 thousand for securities held to maturity and was reported in other assets on the accompanying consolidated balance sheet.

At both December 31, 2022 and 2021, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at December 31, 2022 and 2021.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022	December 31, 2021
Aaa	$1,490,004	$335,208
Aa1 to Aa3	3,001	5,007
Not Rated (1)	1,509	2,322
Total	$1,494,514	$342,537
(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table below includes securities with gross unrealized losses for which an ACL has not been recorded and segregated by length of impairment at December 31, 2022 and 2021 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$161,298	$(5,655)	$258,087	$(28,974)	$419,385	$(34,629)
U.S. Government agency obligations	1,828	(184)	5,938	(347)	7,766	(531)
Obligations of states and political subdivisions	1,017	(11)	3,664	(3)	4,681	(14)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	27,223	(3,270)	3,577	(569)	30,800	(3,839)
Issued by FNMA and FHLMC	770,865	(41,807)	1,062,041	(173,898)	1,832,906	(215,705)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	281,964	(21,452)	7,235	(989)	289,199	(22,441)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	833,970	(57,742)	1,644	(68)	835,614	(57,810)
Total	$2,078,165	$(130,121)	$1,342,186	$(204,848)	$3,420,351	$(334,969)

December 31, 2021
U.S. Treasury securities	$315,123	$(4,938)	$—	$—	$315,123	$(4,938)
U.S. Government agency obligations	1,312	(5)	8,619	(332)	9,931	(337)
Obligations of states and political subdivisions	3,006	(1)	667	(2)	3,673	(3)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	6,040	(37)	—	—	6,040	(37)
Issued by FNMA and FHLMC	1,734,921	(19,980)	55,303	(1,034)	1,790,224	(21,014)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	19,038	(99)	2,647	(29)	21,685	(128)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	344,025	(4,492)	639	(9)	344,664	(4,501)
Total	$2,423,465	$(29,552)	$67,875	$(1,406)	$2,491,340	$(30,958)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

For the years ended December 31, 2022, 2021 and 2020, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.693 billion and $2.831 billion at December 31, 2022 and 2021, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both December 31, 2022 and 2021, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2022, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$30,089	$30,208	$4,169	$4,170
Due after one year through five years	389,528	356,175	341	340
Due after five years through ten years	14,218	12,999	28,295	28,180
Due after ten years	5,001	4,759	—	—
	438,836	404,141	32,805	32,690
Mortgage-backed securities	1,831,873	1,619,941	1,461,709	1,373,899
Total	$2,270,709	$2,024,082	$1,494,514	$1,406,589

Note 4 – LHFI and ACL, LHFI

At December 31, 2022 and 2021, LHFI consisted of the following ($ in thousands):

	December 31,
	2022	2021
Loans secured by real estate:
Construction, land development and other land	$690,616	$596,968
Other secured by 1-4 family residential properties	590,790	517,683
Secured by nonfarm, nonresidential properties	3,278,830	2,977,084
Other real estate secured	742,538	726,043
Other loans secured by real estate:
Other construction	1,028,926	711,813
Secured by 1-4 family residential properties	2,185,057	1,460,310
Commercial and industrial loans	1,821,259	1,414,279
Consumer loans	170,230	162,555
State and other political subdivision loans	1,223,863	1,146,251
Other commercial loans	471,930	534,843
LHFI	12,204,039	10,247,829
Less ACL	120,214	99,457
Net LHFI	$12,083,825	$10,148,372

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At December 31, 2022 and 2021, accrued interest receivable for LHFI totaled $50.7 million and $26.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At December 31, 2022, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Related Party Loans

At December 31, 2022 and 2021, loans to certain executive officers and directors, including their immediate families and companies in which they are principal owners, totaled $47.0 million and $26.3 million, respectively. During 2022, $298.9 million of new loan advances were made, while repayments were $278.0 million. In addition, decreases in loans due to changes in executive officers and directors totaled $139 thousand.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the years in the three-year period ended December 31, 2022.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$137	$1,902	$—
Other secured by 1-4 family residential properties	482	3,957	534
Secured by nonfarm, nonresidential properties	4,841	6,957	—
Other real estate secured	—	231	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,193	19,775	3,118
Commercial and industrial loans	14,441	25,102	—
Consumer loans	—	181	277
Other commercial loans	—	247	—
Total	$21,094	$65,972	$3,929

	December 31, 2021
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$4,784	$5,878	$7
Other secured by 1-4 family residential properties	1,319	3,418	148
Secured by nonfarm, nonresidential properties	10,842	12,508	—
Other real estate secured	56	150	—
Other loans secured by real estate:
Other construction	—	—	—
Secured by 1-4 family residential properties	—	12,775	1,655
Commercial and industrial loans	1,363	19,328	—
Consumer loans	—	117	304
State and other political subdivision loans	—	3,664	—
Other commercial loans	4,405	4,860	—
Total	$22,769	$62,698	$2,114

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual loans) at December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,972	$199	$34	$2,205	$688,411	$690,616
Other secured by 1-4 family residential properties	3,682	1,206	1,281	6,169	584,621	590,790
Secured by nonfarm, nonresidential properties	825	18	794	1,637	3,277,193	3,278,830
Other real estate secured	131	30	—	161	742,377	742,538
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	10,709	4,236	9,999	24,944	2,160,113	2,185,057
Commercial and industrial loans	1,966	508	8,974	11,448	1,809,811	1,821,259
Consumer loans	2,199	645	279	3,123	167,107	170,230
State and other political subdivision loans	431	—	—	431	1,223,432	1,223,863
Other commercial loans	785	45	24	854	471,076	471,930
Total	$22,700	$6,887	$29,005	$58,592	$12,145,447	$12,204,039

	December 31, 2021
	Past Due
			90 Days	Total	Current
	30-59 Days	60-89 Days	or More	Past Due	Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$323	$11	$5,241	$5,575	$591,393	$596,968
Other secured by 1-4 family residential properties	1,811	368	567	2,746	514,937	517,683
Secured by nonfarm, nonresidential properties	845	—	1,442	2,287	2,974,797	2,977,084
Other real estate secured	—	—	142	142	725,901	726,043
Other loans secured by real estate:
Other construction	—	—	—	—	711,813	711,813
Secured by 1-4 family residential properties	2,799	531	6,720	10,050	1,450,260	1,460,310
Commercial and industrial loans	607	41	1,107	1,755	1,412,524	1,414,279
Consumer loans	1,673	182	305	2,160	160,395	162,555
State and other political subdivision loans	32	—	177	209	1,146,042	1,146,251
Other commercial loans	220	32	118	370	534,473	534,843
Total	$8,310	$1,165	$15,819	$25,294	$10,222,535	$10,247,829

TDRs

At December 31, 2022, 2021 and 2020, LHFI classified as TDRs totaled $10.2 million, $21.6 million and $25.8 million, respectively, At December 31, 2022, LHFI classified as TDRs were primarily comprised of payment concessions and bankruptcies which totaled $9.7 million. At December 31, 2021, LHFI classified as TDRs were primarily comprised of bankruptcies, payment concessions and credits with interest-only payments for an extended period of time which totaled $18.2 million. At December 31, 2020, LHFI classified as TDRs were primarily comprised of credits with interest-only payments for an extended period of time, payment concessions and credits renewed at a rate that was not commensurate with that of new debt with similar risk which totaled $17.7 million. Trustmark had $9 thousand of unused commitments on TDRs at December 31, 2022, compared to $1.0 million of unused commitments on TDRs at December 31, 2021 and $4.5 million of unused commitments on TDRs at December 31, 2020.

At December 31, 2022, TDRs had a related ACL, LHFI of $203 thousand, compared to a related ACL, LHFI of $1.5 million and $2.4 million at December 31, 2021 and 2020, respectively. Specific charge-offs related to TDRs totaled $511 thousand, $3.7 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following tables illustrate the impact of modifications classified as TDRs for the periods presented ($ in thousands):

	Year Ended December 31, 2022
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	1	$146	$146
Other secured by 1-4 family residential properties	4	321	314
Secured by nonfarm, nonresidential properties	5	6,603	6,601
Other real estate secured	1	85	85
Other loans secured by real estate:
Secured by 1-4 family residential properties	12	1,231	1,263
Commercial and industrial loans	1	500	500
Total	24	$8,886	$8,909

	Year Ended December 31, 2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Construction, land development and other land	5	$5,582	$5,582
Other secured by 1-4 family residential properties	3	37	37
Secured by nonfarm, nonresidential properties	5	5,789	5,265
Other loans secured by real estate:
Secured by 1-4 family residential properties	8	909	906
Commercial and industrial loans	2	1,014	1,014
Consumer loans	1	6	6
Total	24	$13,337	$12,810

	Year Ended December 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Loans secured by real estate:
Other secured by 1-4 family residential properties	13	$923	$929
Secured by nonfarm, nonresidential properties	2	1,111	1,111
Commercial and industrial loans	4	1,665	1,664
Consumer loans	6	26	26
State and other political subdivision loans	2	3,902	3,872
Total	27	$7,627	$7,602

The table below includes the balances at default for TDRs modified within the last 12 months for which there was a payment default during the periods presented ($ in thousands):

	Years Ended December 31,
	2022		2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Loans secured by real estate:
Construction, land development and other land loans	—	$—	5	$5,582	—	$—
Other secured by 1-4 family residential properties	1	42	1	16	2	78
Secured by nonfarm, nonresidential properties	—	—	—	—	1	139
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	1	78	—	—
Commercial and industrial loans	—	—	—	—	1	82
Total	1	$42	7	$5,676	4	$299

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

The following tables detail LHFI classified as TDRs by loan class at December 31, 2022, 2021 and 2020 ($ in thousands):

	December 31, 2022
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$1,564	$1,564
Other secured by 1-4 family residential properties	193	823	1,016
Secured by nonfarm, nonresidential properties	98	4,015	4,113
Other real estate secured	—	68	68
Other loans secured by real estate:
Secured by 1-4 family residential properties	66	3,289	3,355
Commercial and industrial loans	—	45	45
Total TDRs	$357	$9,804	$10,161

	December 31, 2021
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$4,640	$4,640
Other secured by 1-4 family residential properties	—	965	965
Secured by nonfarm, nonresidential properties	394	7,325	7,719
Other loans secured by real estate:
Secured by 1-4 family residential properties	50	2,484	2,534
Commercial and industrial loans	2,000	215	2,215
Consumer loans	7	9	16
State and other political subdivision loans	—	3,486	3,486
Other commercial loans	—	36	36
Total TDRs	$2,451	$19,160	$21,611

	December 31, 2020
	Accruing	Nonaccrual	Total
Loans secured by real estate:
Construction, land development and other land	$—	$12	$12
Other secured by 1-4 family residential properties	—	3,699	3,699
Secured by nonfarm, nonresidential properties	—	3,903	3,903
Commercial and industrial loans	1,500	12,749	14,249
Consumer loans	6	17	23
State and other political subdivision loans	—	3,793	3,793
Other commercial loans	—	81	81
Total TDRs	$1,506	$24,254	$25,760

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type at December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022
	Real Estate	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,558	$—	$—	$—	$1,558
Other secured by 1-4 family residential properties	482	—	—	—	482
Secured by nonfarm, nonresidential properties	4,841	—	—	—	4,841
Other loans secured by real estate:
Other construction	7,620	—	—	—	7,620
Secured by 1-4 family residential properties	1,193	—	—	—	1,193
Commercial and industrial loans	40	233	395	23,926	24,594
Total	$15,734	$233	$395	$23,926	$40,288

	December 31, 2021
	Real Estate	Equipment and Machinery	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$5,198	$—	$—	$—	$—	$5,198
Secured by nonfarm, nonresidential properties	11,072	—	—	—	—	11,072
Other real estate secured	56	—	—	—	—	56
Other loans secured by real estate:
Secured by 1-4 family residential properties	1,319	—	—	—	—	1,319
Commercial and industrial loans	42	349	1,253	370	16,430	18,444
State and other political subdivision loans	3,664	—	—	—	—	3,664
Other commercial loans	4,572	—	—	—	36	4,608
Total	$25,923	$349	$1,253	$370	$16,466	$44,361

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
The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at December 31, 2022 and 2021 ($ in thousands):

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$363,824	$119,727	$29,632	$3,405	$1,016	$2,364	$64,953	$584,921
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	146	199	—	1,415	—	—	44	1,804
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	363,970	119,926	29,632	4,820	1,016	2,406	64,997	586,767

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$41,996	$33,346	$17,215	$9,341	$6,798	$2,870	$12,209	$123,775
Special Mention - RR 7	29	64	17	—	—	—	—	110
Substandard - RR 8	686	31	75	88	220	285	—	1,385
Doubtful - RR 9	15	—	—	—	—	—	—	15
Total	42,726	33,441	17,307	9,429	7,018	3,155	12,209	125,285

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$889,556	$657,242	$603,515	$457,163	$205,425	$281,828	$130,052	$3,224,781
Special Mention - RR 7	10,284	—	—	271	—	—	—	10,555
Substandard - RR 8	12,034	1,066	9,457	905	706	18,488	693	43,349
Doubtful - RR 9	34	—	—	77	—	18	—	129
Total	911,908	658,308	612,972	458,416	206,131	300,334	130,745	3,278,814

Other real estate secured:
Pass - RR 1 through RR 6	$293,051	$156,386	$143,114	$107,827	$11,297	$17,626	$12,516	$741,817
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	30	—	309	—	5	68	126	538
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	293,081	156,386	143,423	107,827	11,302	17,694	12,642	742,355

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$372,981	$306,904	$340,388	$833	$—	$—	$200	$1,021,306
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,620	—	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	372,981	314,524	340,388	833	—	—	200	1,028,926

Commercial and industrial loans:
Pass - RR 1 through RR 6	$673,848	$261,962	$120,123	$44,994	$14,265	$69,078	$577,749	$1,762,019
Special Mention - RR 7	—	—	12,421	—	—	—	6,454	18,875
Substandard - RR 8	6,973	9,845	2,170	312	74	—	20,625	39,999
Doubtful - RR 9	240	53	10	4	35	—	24	366
Total	681,061	271,860	134,724	45,310	14,374	69,078	604,852	1,821,259

State and other political subdivision loans:
Pass - RR 1 through RR 6	$393,345	$223,302	$123,350	$39,031	$18,876	$421,588	$1,671	$1,221,163
Special Mention - RR 7	—	—	—	—	—	2,700	—	2,700
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	393,345	223,302	123,350	39,031	18,876	424,288	1,671	1,223,863

Other commercial loans:
Pass - RR 1 through RR 6	$88,763	$40,006	$28,239	$37,607	$6,424	$10,829	$244,882	$456,750
Special Mention - RR 7	879	—	—	—	—	—	—	879
Substandard - RR 8	3,728	98	—	—	16	1,134	9,301	14,277
Doubtful - RR 9	24	—	—	—	—	—	—	24
Total	93,394	40,104	28,239	37,607	6,440	11,963	254,183	471,930

Total commercial LHFI	$3,152,466	$1,817,851	$1,430,035	$703,273	$265,157	$828,918	$1,081,499	$9,279,199

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$62,049	$32,867	$3,304	$1,759	$1,679	$1,915	$—	$103,573
Past due 30-89 days	—	150	—	36	15	9	—	210
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	58	—	—	—	8	—	66
Total	62,049	33,075	3,304	1,795	1,694	1,932	—	103,849

Other secured by 1-4 family residential properties:
Current	$25,402	$7,983	$5,389	$4,894	$3,701	$7,252	$403,123	$457,744
Past due 30-89 days	19	35	15	134	5	286	3,197	3,691
Past due 90 days or more	—	—	—	1	—	—	452	453
Nonaccrual	88	24	4	20	7	454	3,020	3,617
Total	25,509	8,042	5,408	5,049	3,713	7,992	409,792	465,505

Secured by nonfarm, nonresidential properties:
Current	$—	$16	$—	$—	$—	$—	$—	$16
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	16	—	—	—	—	—	16

Other real estate secured:
Current	$—	$—	$89	$—	$5	$89	$—	$183
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	89	—	5	89	—	183

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$939,511	$559,804	$198,769	$109,466	$80,249	$262,196	$—	$2,149,995
Past due 30-89 days	3,967	3,752	2,119	425	—	1,906	—	12,169
Past due 90 days or more	835	777	272	—	134	1,100	—	3,118
Nonaccrual	2,363	4,180	3,275	1,896	2,028	6,033	—	19,775
Total	946,676	568,513	204,435	111,787	82,411	271,235	—	2,185,057

Consumer loans:
Current	$70,858	$25,771	$9,514	$2,509	$1,513	$295	$56,508	$166,968
Past due 30-89 days	1,431	238	159	8	23	10	946	2,815
Past due 90 days or more	28	12	7	1	2	—	216	266
Nonaccrual	79	41	19	17	4	—	21	181
Total	72,396	26,062	9,699	2,535	1,542	305	57,691	170,230

Total consumer LHFI	$1,106,630	$635,708	$222,935	$121,166	$89,365	$281,553	$467,483	$2,924,840

Total LHFI	$4,259,096	$2,453,559	$1,652,970	$824,439	$354,522	$1,110,471	$1,548,982	$12,204,039

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$376,438	$76,176	$21,366	$2,189	$1,367	$2,890	$26,505	$506,931
Special Mention - RR 7	71	6,382	—	—	—	—	—	6,453
Substandard - RR 8	2,243	—	3,435	30	—	—	—	5,708
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	378,752	82,558	24,801	2,219	1,367	2,932	26,505	519,134

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$44,208	$23,269	$13,194	$9,722	$5,737	$3,076	$8,771	$107,977
Special Mention - RR 7	111	143	—	—	—	—	—	254
Substandard - RR 8	721	150	6	166	46	627	—	1,716
Doubtful - RR 9	22	—	—	—	—	—	—	22
Total	45,062	23,562	13,200	9,888	5,783	3,703	8,771	109,969

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$750,869	$604,026	$610,446	$350,603	$183,115	$279,529	$113,808	$2,892,396
Special Mention - RR 7	1,510	9,584	412	—	1,562	4,522	—	17,590
Substandard - RR 8	11,017	2,357	13,609	3,591	5,988	29,309	1,025	66,896
Doubtful - RR 9	43	—	105	—	—	21	—	169
Total	763,439	615,967	624,572	354,194	190,665	313,381	114,833	2,977,051

Other real estate secured:
Pass - RR 1 through RR 6	$256,273	$105,687	$220,487	$64,268	$6,816	$56,196	$13,350	$723,077
Special Mention - RR 7	—	—	—	—	—	773	—	773
Substandard - RR 8	1,684	65	—	8	—	101	—	1,858
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	257,957	105,752	220,487	64,276	6,816	57,070	13,350	725,708

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$273,747	$393,580	$25,142	$—	$—	$—	$17,909	$710,378
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	1,435	—	—	—	—	—	—	1,435
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	275,182	393,580	25,142	—	—	—	17,909	711,813

Commercial and industrial loans:
Pass - RR 1 through RR 6	$503,073	$249,171	$74,239	$33,403	$50,016	$35,883	$400,423	$1,346,208
Special Mention - RR 7	643	365	147	550	48	—	99	1,852
Substandard - RR 8	14,530	1,338	1,221	1,119	9,237	386	38,182	66,013
Doubtful - RR 9	20	46	29	107	—	4	—	206
Total	518,266	250,920	75,636	35,179	59,301	36,273	438,704	1,414,279

State and other political subdivision loans:
Pass - RR 1 through RR 6	$381,317	$148,156	$56,987	$30,558	$95,491	$418,319	$8,409	$1,139,237
Special Mention - RR 7	—	—	—	—	—	3,350	—	3,350
Substandard - RR 8	—	—	—	—	—	3,664	—	3,664
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	381,317	148,156	56,987	30,558	95,491	425,333	8,409	1,146,251

Other commercial loans:
Pass - RR 1 through RR 6	$103,504	$38,661	$64,871	$8,643	$7,924	$41,112	$232,476	$497,191
Special Mention - RR 7	4,059	—	—	—	—	—	9,013	13,072
Substandard - RR 8	4,532	6,681	82	212	—	—	13,000	24,507
Doubtful - RR 9	—	50	—	—	—	23	—	73
Total	112,095	45,392	64,953	8,855	7,924	41,135	254,489	534,843

Total commercial LHFI	$2,732,070	$1,665,887	$1,105,778	$505,169	$367,347	$879,827	$882,970	$8,139,048

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$51,849	$16,204	$3,024	$3,059	$797	$2,404	$—	$77,337
Past due 30-89 days	—	265	49	5	—	14	—	333
Past due 90 days or more	—	—	—	—	—	7	—	7
Nonaccrual	64	—	—	—	—	93	—	157
Total	51,913	16,469	3,073	3,064	797	2,518	—	77,834

Other secured by 1-4 family residential properties:
Current	$21,166	$11,098	$6,119	$5,903	$3,291	$7,853	$347,743	$403,173
Past due 30-89 days	5	34	87	114	—	145	1,214	1,599
Past due 90 days or more	—	4	—	—	—	13	91	108
Nonaccrual	26	70	29	9	341	274	2,085	2,834
Total	21,197	11,206	6,235	6,026	3,632	8,285	351,133	407,714

Secured by nonfarm, nonresidential properties:
Current	$31	$—	$—	$—	$2	$—	$—	$33
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	31	—	—	—	2	—	—	33

Other real estate secured:
Current	$—	$97	$—	$8	$60	$170	$—	$335
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	97	—	8	60	170	—	335

	Term Loans by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
As of December 31, 2021	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$622,330	$233,951	$137,500	$107,345	$56,374	$285,919	$—	$1,443,419
Past due 30-89 days	542	494	333	10	369	714	—	2,462
Past due 90 days or more	199	501	165	122	218	450	—	1,655
Nonaccrual	272	1,875	1,419	2,105	916	6,187	—	12,774
Total	623,343	236,821	139,417	109,582	57,877	293,270	—	1,460,310

Consumer loans:
Current	$65,366	$25,512	$8,498	$4,734	$1,289	$378	$54,518	$160,295
Past due 30-89 days	989	223	123	22	10	5	468	1,840
Past due 90 days or more	26	23	6	—	—	—	248	303
Nonaccrual	71	17	2	13	8	—	6	117
Total	66,452	25,775	8,629	4,769	1,307	383	55,240	162,555

Total consumer LHFI	$762,936	$290,368	$157,354	$123,449	$63,675	$304,626	$406,373	$2,108,781

Total LHFI	$3,495,006	$1,956,255	$1,263,132	$628,618	$431,022	$1,184,453	$1,289,343	$10,247,829
Past Due LHFS

LHFS past due 90 days or more totaled $49.3 million and $69.9 million at December 31, 2022 and 2021, respectively.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during 2022 or 2021.

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

As discussed above, the disconnect of economic factors means that changes in rating caused by deteriorating and weak economic conditions as a result of the pandemic were not being captured in the quantitative reserve. During 2020, due to unforeseen pandemic conditions that varied from Management’s expectations, additional reserves were further dimensioned in order to appropriately reflect the risk within the portfolio related to the COVID-19 pandemic. In an effort to ensure the External Factor-Pandemic qualitative factor is reasonable and supportable, historical Trustmark loss data was leveraged to construct a framework that is quantitative in nature. To dimension the additional reserve, Management uses the sensitivity of the quantitative commercial loan reserve to changes in macroeconomic conditions to apply to loans rated acceptable or better (RR 1-4). In addition, to account for the known changes in risk, a weighted average of the commercial loan portfolio loss rate, derived from the performance trends qualitative factor, is used to dimension additional reserves for downgraded credits. Loans rated acceptable with risk (RR 5) or watch (RR 6) received the additional reserves based on the average of the macroeconomic conditions and weighted-average of the commercial loan portfolio loss rate while the loans rated special mention and substandard received additional reserves based on the weighted-average described above. During the fourth quarter of 2022, Management noted that all pass rated loans (RR 5 & RR 6) related to the External Factor-Pandemic qualitative factor either did not experience significant stress related to the pandemic or have since recovered and does not expect future stresses attributed to the pandemic that may affect these loans. As a result, Management decided to accelerate the release of the additional pandemic reserves on all pass rated loans.

During the first quarter of 2022, in order to account for the potential uncertainty related to higher prices and low economic growth, Trustmark chose to enact a portion of the qualitative framework, External Factor - Stagflation. Management calculated the reserve using a third-party stagflation forecast and compared it to the third-party baseline forecast used in the quantitative modeling. The weighted differential is added as qualitative reserves to account for potential uncertainty. During the fourth quarter of 2022, Management determined that the likelihood of a stagflation scenario had sufficiently diminished. Management identified that the potential had already been reduced and effectively captured within a nominally more negative baseline economic forecast. As a result, Management elected to resolve the External Factor - Stagflation and fully release the reserves.

The following tables disaggregate the ACL, LHFI and the amortized cost basis of the loans by the measurement methodology used at December 31, 2022 and 2021 ($ in thousands):

	Year Ended December 31, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total ACL	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$121	$12,707	$12,828	$1,558	689,058	$690,616
Other secured by 1-4 family residential properties	—	12,374	12,374	482	590,308	590,790
Secured by nonfarm, nonresidential properties	—	19,488	19,488	4,841	3,273,989	3,278,830
Other real estate secured	—	4,743	4,743	—	742,538	742,538
Other loans secured by real estate:
Other construction	7,620	7,512	15,132	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	—	21,185	21,185	1,193	2,183,864	2,185,057
Commercial and industrial loans	9,946	13,194	23,140	24,594	1,796,665	1,821,259
Consumer loans	—	5,792	5,792	—	170,230	170,230
State and other political subdivision loans	—	885	885	—	1,223,863	1,223,863
Other commercial loans	—	4,647	4,647	—	471,930	471,930
Total	$17,687	$102,527	$120,214	$40,288	$12,163,751	$12,204,039

	December 31, 2021
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$278	$5,801	$6,079	$5,198	$591,770	$596,968
Other secured by 1-4 family residential properties	—	10,310	10,310	—	517,683	517,683
Secured by nonfarm, nonresidential properties	—	37,912	37,912	11,072	2,966,012	2,977,084
Other real estate secured	—	4,713	4,713	56	725,987	726,043
Other loans secured by real estate:
Other construction	—	5,968	5,968	—	711,813	711,813
Secured by 1-4 family residential properties	—	2,706	2,706	1,319	1,458,991	1,460,310
Commercial and industrial loans	5,750	13,189	18,939	18,444	1,395,835	1,414,279
Consumer loans	—	4,774	4,774	—	162,555	162,555
State and other political subdivision loans	1,394	1,314	2,708	3,664	1,142,587	1,146,251
Other commercial loans	203	5,145	5,348	4,608	530,235	534,843
Total	$7,625	$91,832	$99,457	$44,361	$10,203,468	$10,247,829

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$99,457	$117,306	$84,277
FASB ASU 2016-13 adoption adjustments:
LHFI	—	—	(3,039)
Allowance for loan losses, acquired loans transfer	—	—	815
Acquired loans ACL adjustment	—	—	1,007
Loans charged-off	(11,332)	(10,275)	(11,475)
Recoveries	10,412	13,925	9,608
Net (charge-offs) recoveries	(920)	3,650	(1,867)
PCL, LHFI	21,677	(21,499)	36,113
Balance at end of period	$120,214	$99,457	$117,306

The following tables detail changes in the ACL, LHFI by loan class for the years ended December 31, 2022 and 2021 ($ in thousands):

	2022
	Balance				Balance
	January 1,	Charge-offs	Recoveries	PCL	December 31,
Loans secured by real estate:
Construction, land development and other land	$6,079	$(226)	$1,280	$5,695	$12,828
Other secured by 1-4 family residential properties	10,310	(225)	597	1,692	12,374
Secured by nonfarm, nonresidential properties	37,912	(306)	1,724	(19,842)	19,488
Other real estate secured	4,713	(131)	14	147	4,743
Other loans secured by real estate:
Other construction	5,968	(153)	222	9,095	15,132
Secured by 1-4 family residential properties	2,706	(154)	167	18,466	21,185
Commercial and industrial loans	18,939	(671)	955	3,917	23,140
Consumer loans	4,774	(2,125)	1,563	1,580	5,792
State and other political subdivision loans	2,708	—	—	(1,823)	885
Other commercial loans	5,348	(7,341)	3,890	2,750	4,647
Total	$99,457	$(11,332)	$10,412	$21,677	$120,214

The increases in the PCL, LHFI for the year ended December 31, 2022 were primarily due to loan growth, the weakening of the macroeconomic forecast and the nature and volume of the portfolio.

The decrease in the PCL, LHFI for the secured by nonfarm, nonresidential properties portfolio for the year ended December 31, 2022 was primarily due to adjustments to the External Factor - Pandemic qualitative factor. The decrease in the PCL, LHFI for the state and other political subdivision loans portfolio was due to the release of specific reserves on individually analyzed credits coupled with the adjustments to the External Factor - Pandemic qualitative factor and routine modeling assumption updates.

	2021

	Balance January 1,	Charge-offs	Recoveries	PCL	Balance December 31,
Loans secured by real estate:
Construction, land development and other land	$6,854	$(39)	$1,564	$(2,300)	$6,079
Other secured by 1-4 family residential properties	9,928	(109)	505	(14)	10,310
Secured by nonfarm, nonresidential properties	48,523	(169)	1,245	(11,687)	37,912
Other real estate secured	7,382	—	20	(2,689)	4,713
Other loans secured by real estate:
Other construction	8,158	—	47	(2,237)	5,968
Secured by 1-4 family residential properties	5,143	(177)	128	(2,388)	2,706
Commercial and industrial loans	14,851	(4,391)	4,727	3,752	18,939
Consumer loans	5,838	(1,640)	1,665	(1,089)	4,774
State and other political subdivision loans	3,190	—	—	(482)	2,708
Other commercial loans	7,439	(3,750)	4,024	(2,365)	5,348
Total	$117,306	$(10,275)	$13,925	$(21,499)	$99,457

The increase in the PCL, LHFI for the commercial and industrial loan portfolio for the year ended December 31, 2021 was primarily due to specific reserves for individually analyzed credits.

The PCL, LHFI for loans secured by real estate, other loans secured by real estate, state and other political subdivision loans and other commercial loans decreased during the year ended December 31, 2021 primarily due to improvements in the macroeconomic forecast and credit quality.
Note 5 – Premises and Equipment, Net

At December 31, 2022 and 2021, premises and equipment, net consisted of the following ($ in thousands):

	December 31,
	2022	2021
Land	$54,300	$54,342
Buildings and leasehold improvements	237,215	221,986
Furniture and equipment	198,698	190,907
Total cost of premises and equipment	490,213	467,235
Less accumulated depreciation and amortization	282,385	271,334
Premises and equipment, net	207,828	195,901
Finance lease right-of-use assets	4,537	6,017
Assets held for sale	—	3,726
Total premises and equipment, net	$212,365	$205,644

There were no properties included in assets held for sale at December 31, 2022 compared to two properties at December 31, 2021. These properties were transferred from premises and equipment, net to assets held for sale due to Trustmark’s intent to sell the properties over the subsequent twelve months as a result of its strategic initiatives. Property valuation adjustments of $400 thousand were recognized and included in other expense for 2022 compared to $140 thousand for 2021 and $1.7 million for 2020.

Depreciation and amortization of premises and equipment totaled $16.2 million in 2022, $15.6 million in 2021 and $14.8 million in 2020.

Note 6 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021
Balance at beginning of period	$87,687	$66,464
Origination of servicing assets	17,843	28,125
Change in fair value:
Due to market changes	38,181	13,258
Due to runoff	(14,034)	(20,160)
Balance at end of period	$129,677	$87,687

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At December 31, 2022, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.08% compared to an assumed average prepayment speed of 12 CPR and an average discount rate of 9.56% at December 31, 2021.

Mortgage Loans Sold/Serviced

During 2022, 2021 and 2020, Trustmark sold $1.243 billion, $2.286 billion and $2.532 billion, respectively, of residential mortgage loans. Gain on sales of loans, net totaled $20.2 million in 2022, $56.0 million in 2021 and $110.9 million in 2020. Trustmark receives annual servicing fee income approximating 0.32% of the outstanding balance of the underlying loans, which totaled $26.0 million in 2022, $25.1 million in 2021 and $23.3 million in 2020. The gains on the sale of residential mortgage loans and the annual servicing fee are both recorded to noninterest income in mortgage banking, net in the accompanying consolidated statements of income. The investors and the securitization trusts have no recourse to the assets of Trustmark for failure of debtors to pay when due.

The table below details the mortgage loans sold and serviced for others at December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
Federal National Mortgage Association	$4,684,815	$4,709,584
Government National Mortgage Association	3,350,222	3,194,373
Federal Home Loan Mortgage Corporation	52,023	35,971
Other	28,764	13,272
Total mortgage loans sold and serviced for others	$8,115,824	$7,953,200

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses were included in other expense. At both December 31, 2022 and 2021, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 7 – Goodwill and Identifiable Intangible Assets

Goodwill

The table below illustrates goodwill by segment for the years ended December 31, 2022 and 2021 ($ in thousands):

	General
	Banking	Insurance	Total
Balance as of January 1, 2021	$334,603	$50,667	$385,270
Adjustment during 2021	—	(1,033)	(1,033)
Balance as of December 31, 2021	334,603	49,634	384,237
Adjustment during 2022	—	—	—
Balance as of December 31, 2022	$334,603	$49,634	$384,237

Trustmark’s General Banking Segment delivers a full range of banking services to consumer, corporate, small and middle-market businesses through its extensive branch network. The Insurance Segment includes TNB’s wholly-owned retail insurance subsidiary that offers a diverse mix of insurance products and services. Trustmark performed goodwill impairment tests for the General Banking and Insurance Segments during 2022, 2021 and 2020. Based on these tests, Trustmark concluded that the fair value of both the General Banking and Insurance Segments exceeded the book value and no impairment charge was required.

Identifiable Intangible Assets

At December 31, 2022 and 2021, identifiable intangible assets consisted of the following ($ in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core deposit intangibles	$87,674	$87,199	$475	$87,674	$86,280	$1,394
Insurance intangibles	17,272	14,157	3,115	17,272	13,709	3,563
Banking charters	1,325	1,275	50	1,325	1,208	117
Total	$106,271	$102,631	$3,640	$106,271	$101,197	$5,074

Trustmark recorded $1.4 million of amortization of identifiable intangible assets in 2022, $2.3 million in 2021 and $3.1 million in 2020. Trustmark estimates that amortization expense for identifiable intangible assets will be $674 thousand in 2023, $472 thousand in 2024, $403 thousand in 2025, $341 thousand in 2026 and $283 thousand in 2027. Trustmark continually evaluates whether events and circumstances have occurred that indicate that identifiable intangible assets have become impaired. Measurement of any impairment of such identifiable intangible assets is based on the fair values of those assets. There were no impairment losses on identifiable intangible assets recorded during 2022, 2021 or 2020.

The following table illustrates the carrying amounts and remaining weighted-average amortization periods of identifiable intangible assets at December 31, 2022 ($ in thousands):

		Remaining
		Weighted-
		Average
	Net Carrying	Amortization
	Amount	Period in Years
Core deposit intangibles	$475	3.4
Insurance intangibles	3,115	15.8
Banking charters	50	0.8
Total	$3,640	14.0

Note 8 – Other Real Estate

At December 31, 2022, Trustmark’s geographic other real estate distribution was primarily concentrated in its Mississippi market region. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$4,557	$11,651	$29,248
Additions	1,533	770	635
Disposals	(4,142)	(6,932)	(16,446)
(Write-downs) recoveries	38	(932)	(1,786)
Balance at end of period	$1,986	$4,557	$11,651

Gains (losses), net on the sale of other real estate included in other real estate expense	$(1,006)	$(1,869)	$897

At December 31, 2022 and 2021, other real estate by type of property consisted of the following ($ in thousands):

	December 31,
	2022	2021
1-4 family residential properties	$1,128	$94
Nonfarm, nonresidential properties	561	4,463
Other real estate properties	297	—
Total other real estate	$1,986	$4,557

At December 31, 2022 and 2021, other real estate by geographic location consisted of the following ($ in thousands):

	December 31,
	2022	2021
Alabama	$194	$—
Mississippi (1)	1,769	4,557
Tennessee (2)	23	—
Total other real estate	$1,986	$4,557
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At December 31, 2022 and 2021, the balance of other real estate included $1.1 million and $94 thousand, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2022 and 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2.9 million and $1.2 million, respectively.

Note 9 – Leases

The table below details the components of net lease cost for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Finance leases
Amortization of right-of-use assets	$1,479	$1,546	$1,856
Interest on lease liabilities	188	219	254
Operating lease cost	5,172	5,275	5,188
Short-term lease cost	389	463	423
Variable lease cost	1,150	1,234	1,286
Sublease income	(168)	(350)	(335)
Net lease cost	$8,210	$8,387	$8,672

The table below details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Finance leases
Operating cash flows included in operating activities	$188	$219	$254
Financing cash flows included in payments under finance lease obligations	1,409	1,434	1,715
Operating leases
Operating cash flows (fixed payments) included in other operating activities, net	4,829	4,781	4,988
Operating cash flows (liability reduction) included in other operating activities, net	4,009	3,948	3,856

The table below details balance sheet information, as well as weighted-average lease terms and discount rates, at December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
Finance lease right-of-use assets, net of accumulated depreciation	$4,537	$6,017
Finance lease liabilities	5,055	6,464
Operating lease right-of-use assets	36,301	34,603
Operating lease liabilities	38,932	36,468

Weighted-average lease term
Finance leases	8.72 years	8.37 years
Operating leases	9.64 years	9.25 years

Weighted-average discount rate
Finance leases	3.49%	3.24%
Operating leases	3.22%	2.84%

At December 31, 2022, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2023	$885	$5,014
2024	572	5,031
2025	584	4,998
2026	589	4,690
2027	594	4,457
Thereafter	2,685	20,954
Total minimum lease payments	5,909	45,144
Less imputed interest	(854)	(6,212)
Lease liabilities	$5,055	$38,932

Note 10 – Deposits

At December 31, 2022 and 2021, deposits consisted of the following ($ in thousands):

	December 31,
	2022	2021
Noninterest-bearing demand	$4,093,771	$4,771,065
Interest-bearing demand	4,773,219	4,372,500
Savings	4,282,435	4,745,137
Time	1,288,223	1,198,458
Total	$14,437,648	$15,087,160

Interest expense on deposits by type consisted of the following for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest-bearing demand	$16,409	$4,906	$9,985
Savings	9,654	7,912	13,481
Time	3,006	4,127	14,021
Total	$29,069	$16,945	$37,487

Time deposits that exceed the FDIC insurance limit of $250 thousand totaled $247.2 million and $164.0 million at December 31, 2022 and 2021, respectively.

The maturities of interest-bearing deposits at December 31, 2022, are as follows ($ in thousands):

2023	$996,457
2024	245,655
2025	24,804
2026	9,526
2027	9,139
Thereafter	2,642
Total time deposits	1,288,223
Interest-bearing deposits with no stated maturity	9,055,654
Total interest-bearing deposits	$10,343,877

Note 11 - Borrowings

Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements are secured by securities with a carrying amount of $102.4 million and $252.4 million at December 31, 2022 and 2021, respectively. At both December 31, 2022 and 2021, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$41,732	$167,310
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	1,111	1,475
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	21,277	24,528
Total securities sold under repurchase agreements	$64,120	$193,313

Other Borrowings

At December 31, 2022 and 2021, other borrowings consisted of the following ($ in thousands):

	December 31,
	2022	2021
FHLB advances	$975,078	$97
Serviced GNMA loans eligible for repurchase	70,805	84,464
Finance lease liabilities	5,055	6,464
Total other borrowings	$1,050,938	$91,025

FHLB Advances

At both December 31, 2022 and 2021, Trustmark had no outstanding short-term FHLB advances with the FHLB of Atlanta.

At both December 31, 2022 and 2021, Trustmark had one outstanding long-term FHLB advance with the FHLB of Atlanta totaling $78 thousand and $97 thousand, respectively. This advance was assumed through the BancTrust merger and had a fixed interest rate of 0.08%. At December 31, 2022 and 2021, this advance had a remaining maturity of 3.71 years and 4.71 years, respectively. There was no fair market value adjustment associated with the BancTrust merger included in the FHLB advances at December 31, 2022 and 2021. Trustmark’s FHLB advances are collateralized by securities held in safekeeping with the FHLB of Atlanta.

At December 31, 2022, Trustmark had four outstanding short-term FHLB advances totaling $975.0 million and no long-term FHLB advances with the FHLB of Dallas, compared to no outstanding short-term or long-term FHLB advances with the FHLB of Dallas at December 31, 2021. Two of the outstanding short-term advances with the FHLB of Dallas had fixed rates of 4.56% and 4.59% with balances of $125.0 million and $375.0 million, respectively. The remaining two outstanding short-term advances had a fixed rate of 4.57% each with balances of $300.0 million and $175.0 million, respectively. These four outstanding short-term FHLB advances had a weighted-average remaining maturity of 10 days with a weighted-average cost of 4.58%.

Trustmark incurred $4.8 million of interest expense on short-term FHLB advances in 2022, compared to $2 thousand of interest expense in 2021 and $9 thousand of interest expense in 2020. Trustmark incurred no interest expense on long-term FHLB advances in 2022 and 2021 compared to $8 thousand of interest expense in 2020.

At December 31, 2022 and 2021, Trustmark had $3.034 billion and $3.449 billion, respectively, available in additional borrowing capacity from the FHLB of Dallas.

Subordinated Notes

During 2020, Trustmark agreed to issue and sell $125.0 million aggregate principal amount of its 3.625% Fixed-to-Floating Rate Subordinated Notes (the Notes) due December 1, 2030. The Notes were sold at an underwriting discount of 1.2%, resulting in net proceeds to Trustmark of $123.5 million before deducting offering expenses. At December 31, 2022 and 2021, the carrying amount of the Notes was $123.3 million and $123.0 million, respectively. The Notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The Notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB. From the date of issuance until November 30, 2025, the Notes bear interest at a fixed rate of 3.625% per year, payable semi-annually in arrears on June 1 and December 1 of each year. Beginning December 1, 2025, the Notes will bear interest at a floating rate per year equal to the Benchmark rate, which is the Three-Month Term Secured Overnight Financing Rate (SOFR), plus 338.7 basis points, payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year. The Notes qualify as Tier 2 capital for Trustmark. The Notes may be redeemed at Trustmark’s option under certain circumstances. Trustmark intends to use the net proceeds for general corporate purposes.

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

At both December 31, 2022 and 2021, assets for the Trust totaled $61.9 million, resulting from the investment in junior subordinated debentures issued by Trustmark. Liabilities and shareholders’ equity for the Trust also totaled $61.9 million at both December 31, 2022 and 2021, resulting from the issuance of trust preferred securities in the amount of $60.0 million as well as $1.9 million in common securities issued to Trustmark. During 2022, net income for the Trust equaled $66 thousand resulting from interest income from the junior subordinated debt securities issued by Trustmark to the Trust, compared with net income of $36 thousand during 2021 and $51 thousand during 2020. Dividends issued to Trustmark by the Trust during 2022 totaled $66 thousand, compared to $36 thousand during 2021 and $51 thousand during 2020.

Note 12 – Revenue from Contracts with Customers

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$42,073	$—	$42,073	$33,169	$—	$33,169	$32,213	$—	$32,213
Bank card and other fees	31,474	4,584	36,058	30,897	3,727	34,624	27,398	3,594	30,992
Mortgage banking, net	—	28,306	28,306	—	63,750	63,750	—	125,822	125,822
Wealth management	639	—	639	48	—	48	254	—	254
Other, net	8,469	805	9,274	6,621	(338)	6,283	7,432	978	8,410
Total noninterest income	$82,655	$33,695	$116,350	$70,735	$67,139	$137,874	$67,297	$130,394	$197,691

Wealth Management Segment
Service charges on deposit accounts	$84	$—	$84	$77	$—	$77	$76	$—	$76
Bank card and other fees	47	—	47	38	—	38	30	—	30
Wealth management	34,374	—	34,374	35,142	—	35,142	31,371	—	31,371
Other, net	528	39	567	130	33	163	107	50	157
Total noninterest income	$35,033	$39	$35,072	$35,387	$33	$35,420	$31,584	$50	$31,634

Insurance Segment
Insurance commissions	$53,721	$—	$53,721	$48,511	$—	$48,511	$45,176	$—	$45,176
Other, net	1	—	1	105	—	105	92	—	92
Total noninterest income	$53,722	$—	$53,722	$48,616	$—	$48,616	$45,268	$—	$45,268

Consolidated
Service charges on deposit accounts	$42,157	$—	$42,157	$33,246	$—	$33,246	$32,289	$—	$32,289
Bank card and other fees	31,521	4,584	36,105	30,935	3,727	34,662	27,428	3,594	31,022
Mortgage banking, net	—	28,306	28,306	—	63,750	63,750	—	125,822	125,822
Insurance commissions	53,721	—	53,721	48,511	—	48,511	45,176	—	45,176
Wealth management	35,013	—	35,013	35,190	—	35,190	31,625	—	31,625
Other, net	8,998	844	9,842	6,856	(305)	6,551	7,631	1,028	8,659
Total noninterest income	$171,410	$33,734	$205,144	$154,738	$67,172	$221,910	$144,149	$130,444	$274,593
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

Note 13 – Income Taxes

The income tax provision included in the consolidated statements of income was as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$15,377	$5,815	$40,118
State	3,283	2,118	9,439
Deferred
Federal	(13,440)	16,092	(15,840)
State	(3,360)	4,023	(3,960)
Income tax provision	$1,860	$28,048	$29,757

For the periods presented, the income tax provision differs from the amount computed by applying the statutory federal income tax rate in effect for each respective period to income before income taxes as a result of the following ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Income tax computed at statutory tax rate	$15,487	$36,837	$39,854
Tax exempt interest	(4,419)	(3,935)	(4,284)
Nondeductible interest expense	271	106	247
State income taxes, net	2,596	1,673	7,457
Income tax credits, net	(10,071)	(10,479)	(9,375)
Death benefit gains	(287)	(175)	(91)
Other	(1,717)	4,021	(4,051)
Income tax provision	$1,860	$28,048	$29,757

Temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities gave rise to the following net deferred tax assets at December 31, 2022 and 2021, which are included in other assets on the accompanying consolidated balance sheets ($ in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Litigation losses	$25,187	$—
Other real estate	70	1,182
Accumulated credit losses	39,370	33,895
Deferred compensation	17,695	18,804
Finance and operating lease liabilities	10,997	10,733
Realized built-in losses	9,180	9,930
Securities	84,813	5,924
Pension and other postretirement benefit plans	1,931	4,929
Interest on nonaccrual loans	1,159	1,235
LHFS	205	591
Stock-based compensation	2,647	2,771
Loan fees	—	125
Derivatives	5,056	—
Other	10,038	9,705
Gross deferred tax asset	208,348	99,824

Deferred tax liabilities:
Goodwill and other identifiable intangibles	14,378	14,667
Premises and equipment	15,978	16,470
Finance and operating lease right-of-use assets	10,209	10,155
MSR	24,452	13,007
Securities	2,069	1,686
Other	2,876	3,081
Gross deferred tax liability	69,962	59,066
Net deferred tax asset	$138,386	$40,758

The following table provides a summary of the changes during the calendar years presented in the amount of unrecognized tax benefits that are included in other liabilities in the consolidated balance sheet ($ in thousands):

	December 31,
	2022	2021	2020
Balance at beginning of period	$2,129	$1,781	$1,524
Change due to tax positions taken during the current year	653	412	353
Change due to tax positions taken during a prior year	(266)	107	79
Change due to the lapse of applicable statute of limitations during the current year	(200)	(171)	(175)
Balance at end of period	$2,316	$2,129	$1,781

Accrued interest, net of federal benefit	$489	$419	$330

Unrecognized tax benefits that would impact the effective tax rate, if recognized	$1,948	$1,766	$1,420

Interest and penalties related to unrecognized tax benefits, if any, are recorded in income tax expense. With limited exception, Trustmark is no longer subject to U.S. federal, state and local audits by tax authorities for 2016 and earlier tax years. Trustmark does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for the Continuing Plan for the periods presented ($ in thousands):

	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$8,647	$9,547
Service cost	115	252
Interest cost	192	173
Actuarial (gain) loss	(1,882)	(198)
Benefits paid	(165)	(1,127)
Benefit obligation, end of year	$6,907	$8,647

Change in plan assets:
Fair value of plan assets, beginning of year	$2,900	$2,873
Actual return on plan assets	(285)	291
Employer contributions	457	863
Benefit payments	(165)	(1,127)
Fair value of plan assets, end of year	$2,907	$2,900

Funded status at end of year - net liability	$(4,000)	$(5,747)

Amounts recognized in accumulated other comprehensive loss:
Net (gain) loss - amount recognized	$(271)	$1,428

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$(2,174)	$(491)
Change in mortality table	—	15
Other	292	278
Actuarial (gain) loss	$(1,882)	$(198)

	Years Ended December 31,
	2022	2021	2020
Net periodic benefit cost:
Service cost	$115	$252	$254
Interest cost	192	173	241
Expected return on plan assets	(121)	(130)	(154)
Recognized net loss due to lump sum settlements	—	183	119
Recognized net actuarial loss	224	594	326
Net periodic benefit cost	$410	$1,072	$786

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net loss - Total recognized in other comprehensive income (loss)	$(1,699)	$(1,136)	$671
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1,289)	$(64)	$1,457

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.88%	2.41%	1.95%
Discount rate for net periodic benefit cost	2.41%	1.95%	2.84%
Expected long-term return on plan assets	5.00%	5.00%	5.00%

Plan Assets

The weighted-average asset allocations by asset category are presented below for the Continuing Plan at December 31, 2022 and 2021.

	December 31,
	2022	2021
Money market fund	7.0%	4.0%
Exchange traded funds:
Equity securities	47.0%	50.0%
Fixed income	39.0%	35.0%
International	7.0%	11.0%
Total	100.0%	100.0%

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

The following tables set forth by level, within the fair value hierarchy, the Continuing Plan’s assets measured at fair value at December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market fund	$203	$203	$—	$—
Exchange traded funds:
Equity securities	1,379	1,379	—	—
Fixed income	1,135	1,135	—	—
International	190	190	—	—
Total assets at fair value	$2,907	$2,907	$—	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market fund	$107	$107	$—	$—
Exchange traded funds:
Equity securities	1,460	1,460	—	—
Fixed income	1,021	1,021	—	—
International	312	312	—	—
Total assets at fair value	$2,900	$2,900	$—	$—

There have been no changes in the methodologies used in estimating the fair value of plan assets at December 31, 2022. The money market fund approximates fair value due to its immediate maturity.

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

Contributions

The range of potential contributions to the Continuing Plan is determined annually by the Continuing Plan’s actuary in accordance with applicable IRS rules and regulations. Trustmark’s policy is to fund amounts that are sufficient to satisfy the annual minimum funding requirements and do not exceed the maximum that is deductible for federal income tax purposes. The actual amount of the contribution is determined annually based on the Continuing Plan’s funded status and return on plan assets as of the measurement date, which is

December 31. For the plan year ending December 31, 2022, Trustmark’s minimum required contribution to the Continuing Plan was $170 thousand and Trustmark contributed $332 thousand. For the plan year ending December 31, 2023, Trustmark’s minimum required contribution to the Continuing Plan is expected to be $195 thousand. Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2023 to determine any additional funding requirements by the plan’s measurement date.

Estimated Future Benefit Payments and Other Disclosures

The following table presents the expected benefit payments, which reflect expected future service, for the Continuing Plan ($ in thousands):

Year	Amount
2023	$1,864
2024	1,068
2025	556
2026	583
2027	639
2028 - 2032	1,565

No net gain or loss is expected to be recognized as components of net periodic benefit cost during 2023 in accumulated other comprehensive income (loss).

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

The following tables present information regarding the benefit obligation, plan assets, funded status, amounts recognized in accumulated other comprehensive loss, net periodic benefit cost and other statistical disclosures for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$55,035	$59,646
Service cost	71	75
Interest cost	1,278	1,125
Actuarial (gain) loss	(9,195)	(2,357)
Benefits paid	(3,988)	(3,454)
Benefit obligation, end of year	$43,201	$55,035
Change in plan assets:
Fair value of plan assets, beginning of year	$—	$—
Employer contributions	3,988	3,454
Benefit payments	(3,988)	(3,454)
Fair value of plan assets, end of year	$—	$—

Funded status at end of year - net liability	$(43,201)	$(55,035)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$7,756	$17,937
Prior service cost	237	348
Amounts recognized	$7,993	$18,285

Actuarial (gain) loss included in benefit obligation:
Change in discount rate	$(9,803)	$(2,431)
Change in mortality table	—	134
Other	608	(60)
Actuarial (gain) loss	$(9,195)	$(2,357)

	Years Ended December 31,
	2022	2021	2020
Net periodic benefit cost:
Service cost	$71	$75	$77
Interest cost	1,278	1,125	1,576
Amortization of prior service cost	111	111	150
Recognized net actuarial loss	986	1,192	957
Net periodic benefit cost	$2,446	$2,503	$2,760

Other changes in plan assets and benefit obligation recognized in other comprehensive income (loss), before taxes:
Net (gain) loss	$(10,181)	$(3,549)	$3,211
Amortization of prior service cost	(111)	(111)	(150)
Total recognized in other comprehensive income (loss)	$(10,292)	$(3,660)	$3,061
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(7,846)	$(1,157)	$5,821

Weighted-average assumptions as of end of year:
Discount rate for benefit obligation	4.88%	2.41%	1.95%
Discount rate for net periodic benefit cost	2.41%	1.95%	2.84%

Estimated Supplemental Retirement Plan Payments and Other Disclosures

The following table presents the expected benefits payments for Trustmark’s supplemental retirement plans ($ in thousands):

Year	Amount
2023	$3,963
2024	3,977
2025	3,838
2026	3,785
2027	3,596
2028 - 2032	16,536

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost during 2023 include a loss of $284 thousand and prior service cost of $111 thousand.

Other Benefit Plans

Defined Contribution Plan

Trustmark provides associates with a self-directed 401(k) retirement plan that allows associates to contribute a percentage of eligible compensation, within limits provided by the Internal Revenue Code and accompanying regulations, into the plan. Trustmark matches 100% of associate contributions to the plan based on the amount of each participant’s contributions up to a maximum of 6% of eligible compensation, subject to the IRS maximum eligible compensation. Associates are automatically enrolled in the plan at 3% of eligible compensation unless they opt out within 60 days of employment. Associates may become eligible to make elective deferral contributions the first of the month following one month of employment. Eligible associates that elect to participate vest immediately in Trustmark’s matching contributions. Trustmark’s contributions to this plan were $10.2 million in 2022, $9.9 million in 2021 and $9.2 million in 2020.

Note 15 – Stock and Incentive Compensation Plans

Trustmark has granted stock and incentive compensation awards and units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of stock and incentive compensation awards are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors. At December 31, 2022, the maximum number of shares of Trustmark’s common stock available for issuance under the Stock Plan was 1,004,664 shares.

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

The following table summarizes Trustmark’s performance award activity for the periods presented:

	Years Ended December 31,
	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	140,821	$31.80	145,042	$32.43	149,914	$32.88
Granted	60,773	32.64	53,273	30.02	53,450	31.98
Released from restriction	(19,723)	33.40	(44,536)	31.88	(36,357)	33.31
Forfeited	(33,455)	33.11	(12,958)	31.28	(21,965)	32.97
Nonvested shares, end of year	148,416	$31.63	140,821	$31.80	145,042	$32.43

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

The following table summarizes Trustmark’s time-based award activity for the periods presented:

	Years Ended December 31,
	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, beginning of year	337,466	$31.18	301,619	$32.24	300,006	$33.04
Granted	133,307	31.85	180,847	29.85	123,810	31.52
Released from restriction	(148,905)	32.16	(135,120)	31.77	(110,537)	33.58
Forfeited	(8,890)	31.62	(9,880)	31.19	(11,660)	32.47
Nonvested shares, end of year	312,978	$30.99	337,466	$31.18	301,619	$32.24

The following table presents information regarding compensation expense for awards under the Stock Plan for the periods presented ($ in thousands):

				At December 31, 2022
	Recognized Compensation Expense			Unrecognized	Weighted Average
	for Years Ended December 31,			Compensation	Life of Unrecognized
	2022	2021	2020	Expense	Compensation Expense
Performance awards	$1,258	$828	$815	$1,755	1.74
Time-based awards	3,625	4,773	4,382	3,524	1.59
Total	$4,883	$5,601	$5,197	$5,279

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

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At December 31, 2022 and 2021, Trustmark had unused commitments to extend credit of $5.472 billion and $5.238 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At December 31, 2022 and 2021, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the other party for letters of credit was $144.1 million and $222.5 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. At December 31, 2022 and 2021, the fair value of collateral held was $15.4 million and $124.6 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of period	$35,623	$38,572	$—
FASB ASU 2016-13 adoption adjustment	—	—	29,638
PCL, off-balance sheet credit exposures (1)	1,215	(2,949)	8,934
Balance at end of period	$36,838	$35,623	$38,572
(1)
During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The increase in the ACL on off-balance sheet credit exposures for the year ended December 31, 2022 was primarily due to the overall increase in the total reserve rates applied to off-balance sheet credit exposures as a result of the weakening in the macroeconomic forecasts and an increase in unfunded balances. The decrease in the ACL on off-balance sheet credit exposures for the year ended December 31, 2021 was primarily due to the overall decrease in the total reserve rates applied to off-balance sheet credit exposures as a result of improvements in macroeconomic forecasts and credit quality.

Legal Proceedings

Trustmark’s wholly-owned subsidiary, TNB, has been named as a defendant in several lawsuits related to the collapse of the Stanford Financial Group.

On August 23, 2009, a purported class action complaint was filed in the District Court of Harris County, Texas, by Peggy Roif Rotstain, Guthrie Abbott, Catherine Burnell, Steven Queyrouze, Jaime Alexis Arroyo Bornstein and Juan C. Olano (collectively, Class Plaintiffs), on behalf of themselves and all others similarly situated, naming TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants (the Rotstain Action). The complaint sought to recover (i) alleged fraudulent transfers from each of the defendants in the amount of fees and other monies received by each defendant from entities controlled by R. Allen Stanford (collectively, the Stanford Financial Group) and (ii) damages allegedly attributable to alleged conspiracies by one or more of the defendants with the Stanford Financial Group to commit fraud and/or aid and abet fraud on the asserted grounds that defendants knew or should have known the Stanford Financial Group was conducting an illegal and fraudulent scheme.

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

The parties to the action have agreed that the case is to be tried in the District Court for the Southern District of Texas. On March 25, 2021, the District Court for the Northern District of Texas rescinded its previously-issued trial scheduling orders so that the Southern District of Texas could set scheduling for this case once the case had in fact been remanded. On January 19, 2022, the judge of the District Court for the Northern District of Texas to whom the case was then assigned issued a recommendation to the Judicial Panel on Multidistrict Litigation (the Panel) that the case be remanded to the District Court for the Southern District of Texas in light of that judge’s determination with respect to the summary judgment motions that triable issues of fact exist. On January 21, 2022, the Panel approved the remand of the case to the District Court for the Southern District of Texas, and on January 28, 2022 the remand of the case became effective. On June 9, 2022, the court entered an order scheduling trial beginning February 27, 2023, which will be held as a jury trial in front of Judge Kenneth M. Hoyt of the District Court for the Southern District of Texas.

On December 14, 2009, a different Stanford-related lawsuit was filed in the District Court of Ascension Parish, Louisiana, individually by Harold Jackson, Paul Blaine and Carolyn Bass Smith, Christine Nichols, and Ronald and Ramona Hebert naming TNB (misnamed as Trust National Bank) and other individuals and entities not affiliated with Trustmark as defendants (the Jackson Action). The complaint seeks to recover the money lost by these individual plaintiffs as a result of the collapse of the Stanford Financial Group (in addition to other damages) under various theories and causes of action, including negligence, breach of contract, breach of fiduciary duty, negligent misrepresentation, detrimental reliance, conspiracy, and violation of Louisiana’s uniform fiduciary, securities, and racketeering laws. The complaint does not quantify the amount of money the plaintiffs seek to recover. In January 2010, the lawsuit was removed to federal court by certain defendants and then transferred by the United States Panel on Multidistrict Litigation to federal court in the Northern District of Texas (Dallas) where multiple Stanford related matters are being consolidated for pre-trial proceedings. On

March 29, 2010, the court stayed the case. TNB filed a motion to lift the stay, which was denied on February 28, 2012. In September 2012, the district court referred the case to a magistrate judge for hearing and determination of certain pretrial issues.

On April 11, 2016, Trustmark learned that a different Stanford-related lawsuit had been filed on that date in the Superior Court of Justice in Ontario, Canada, by The Toronto-Dominion Bank (TD Bank), naming TNB and three other financial institutions not affiliated with Trustmark as defendants (the TD Bank Declaratory Action). The complaint seeks a declaration specifying the degree to which each of TNB and the other defendants are liable in respect of any loss and damage for which TD Bank is found to be liable in separate litigation commenced against TD Bank brought by the joint liquidators of Stanford International Bank Limited in the Superior Court of Justice, Commercial List in Ontario, Canada (the Joint Liquidators’ Action), as well as contribution and indemnity in respect of any judgment, interest and costs TD Bank is ordered to pay in the Joint Liquidators’ Action. Trustmark understands that on or about June 8, 2021, after an extensive trial on the merits, the judge in the Joint Liquidators’ Action ruled in favor of TD Bank and found TD Bank not liable as to the claims asserted against the bank by the joint liquidators of Stanford International Bank Limited. The plaintiffs in the Joint Liquidators’ Action appealed this decision. On November 17, 2022, the intermediate appellate court in Canada dismissed the appeal. On January 16, 2023, the plaintiffs in the Joint Liquidators’ Action asked the Supreme Court of Canada for leave to appeal. TNB was never served in connection with the TD Bank Declaratory Action (including any of the recent appeals), and thus has not made an appearance in that action.

On November 1, 2019, TNB was named as a defendant in a complaint filed by Paul Blaine Smith, Carolyn Bass Smith and other plaintiffs identified therein (the Smith Action and, collectively with the Rotstain Action and the Jackson Action, the Actions). The Smith Action was filed in Texas state court (District Court, Harris County, Texas) and named TNB and four other financial institutions and one individual, each of which are unaffiliated with Trustmark, as defendants. The Smith Action relates to the collapse of the Stanford Financial Group, as does the other pending litigation relating to Stanford summarized above. Plaintiffs in the Smith Action demanded a jury trial. On January 15, 2020, the court granted Stanford Financial Group receiver’s motion to stay the Texas state court action. On February 26, 2020, the lawsuit was removed to federal court in the Southern District of Texas by TNB.

On December 31, 2022, TNB agreed to a settlement in principle (the Settlement) relating to litigation involving the Stanford Financial Group. On January 13, 2023, TNB entered into a Settlement Agreement (the Settlement Agreement) reflecting the terms of the Settlement. The parties to the Settlement Agreement are, on the one hand, (i) Ralph S. Janvey, solely in his capacity as the court-appointed receiver (the Receiver) for the Stanford Receivership Estate; (ii) the Official Stanford Investors Committee; (iii) each of the plaintiffs in the Rotstain and Smith Actions; and, on the other hand, (iv) Trustmark. Under the terms of the Settlement Agreement, the parties have agreed to settle and dismiss the Rotstain Action, and the Smith Action, and all current or future claims by plaintiffs in either such Action arising from or related to Stanford. In addition, the Settlement Agreement provides that the parties will request dismissal of the Jackson Action pursuant to the terms of the bar orders described below. If the Settlement Agreement, including the bar orders described below, is approved by the Court and is not subject to further appeal, Trustmark will make a one-time cash payment of $100.0 million to the Receiver.

The Settlement Agreement includes the parties’ agreement to seek the Northern District of Texas District Court’s entry of bar orders prohibiting any continued or future claims by the plaintiffs in the Actions or by any other person or entity against Trustmark and its related parties relating to Stanford, whether asserted to date or not. The bar orders therefore would prohibit all litigation relating to Stanford described herein, including not only the Actions and any pending matters but also any actions that may be brought in the future. Final Court approval of these bar orders is a condition of the Settlement.

The Settlement Agreement is also subject to notice to Stanford’s investor claimants and final, non-appealable approval by the U.S. District Court for the Northern District of Texas. The timing of any final decision by the Court is subject to the discretion of the Court and any appeal thereof. While Trustmark believes that the Settlement Agreement is consistent with the terms of prior Stanford-related settlements that have been approved by the Court and were not successfully appealed, it is possible that the Court may decide not to approve the Settlement Agreement or that the Court’s approval of the settlement and its entry of the bar orders may not be upheld on appeal.

The Settlement Agreement provides that Trustmark denies and makes no admission of liability or wrongdoing in connection with any Stanford matter. As has been the case throughout the pendency of the Actions, Trustmark expressly denies any liability or wrongdoing with respect to any matter alleged in regard of the multi-billion-dollar Ponzi scheme operated by Stanford for almost 20 years. Trustmark’s relationship with Stanford began as a result of Trustmark’s acquisition of a Houston-based bank in August 2006, and consisted of ordinary banking services provided to business deposit customers.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement Agreement, a copy of which is filed as Exhibit 10.ai hereto and is incorporated herein by reference.

On January 20, 2023, the U.S. District Court for the Northern District of Texas entered an order preliminarily finding that the Settlement is fair, reasonable, and equitable; has no obvious deficiencies; and is the product of serious, informed, good faith, and arm’s-length negotiations. The Court reserved a final ruling with respect to the terms of the Settlement until after a Final Approval Hearing is held. That Final Approval Hearing is scheduled for May 3, 2023, and will be held before Judge David C. Godbey of the District Court for the Northern District of Texas. On February 14, 2023, Judge Hoyt entered an order staying the pre-trial deadlines and the February 27, 2023 trial date with respect to Trustmark in the Rotstain Action pending final Court approval of the Settlement Agreement and pending entry of the bar orders. The Smith and Jackson Actions are currently stayed.

On December 30, 2019, a complaint was filed in the United States District Court for the Southern District of Mississippi, Northern Division by Alysson Mills in her capacity as Court-appointed Receiver (the Adams Receiver) for Arthur Lamar Adams (Adams) and Madison Timber Properties, LLC (Madison Timber), naming TNB, two other Mississippi-based financial institutions both of which are unaffiliated with Trustmark and two individuals, one of who was employed by TNB at all times relevant to the complaint and the other was employed either by TNB or one of the other defendant financial institutions, as defendants. The complaint seeks to recover from the defendants, for the benefit of the receivership estate and also for certain investors who were allegedly defrauded by Adams and Madison Timber, damages (including punitive damages) and related costs allegedly attributable to actions of the defendants that allegedly enabled illegal and fraudulent activities engaged in by Adams and Madison Timber. The Adams Receiver did not quantify damages. By order issued by the court on September 30, 2021, the action to which TNB is a party was consolidated with three other pending cases for purposes of discovery, based upon a finding by the court that the actions involve overlapping questions of law and fact.

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

All pending legal proceedings described above are being vigorously contested, with the exception of the TD Bank Declaratory Action that, as noted above, Trustmark was not served in connection with. In accordance FASB ASC Subtopic 450-20, “Loss Contingencies,” Trustmark will establish an accrued liability for any litigation matter if and when such matter presents loss contingencies that are both probable and reasonably estimable. As a result of the entry into the Settlement as described above, Trustmark recognized a $100.0 million litigation settlement expense included in noninterest expense related to the Stanford litigation during the fourth quarter of 2022, plus an additional $750 thousand in related legal fees. Trustmark expects that the Settlement will be tax deductible. Trustmark will remain substantially above levels considered to be well-capitalized under all relevant standards. At the present time, Trustmark believes, based on its evaluation and the advice of legal counsel, that a loss in any currently pending legal proceeding other than the settled Stanford litigation is not probable and a reasonable estimate cannot reasonably be made.
Note 17 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of this report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.500% at both December 31, 2022 and 2021. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. At December 31, 2022, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at December 31, 2022. To be categorized in this manner, Trustmark and TNB maintained minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since December 31, 2022, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at December 31, 2022 and 2021 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At December 31, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,413,672	9.74%	7.000%	n/a
Trustmark National Bank	1,501,889	10.34%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,473,672	10.15%	8.500%	n/a
Trustmark National Bank	1,501,889	10.34%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,499	11.91%	10.500%	n/a
Trustmark National Bank	1,634,454	11.26%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,473,672	8.47%	4.00%	n/a
Trustmark National Bank	1,501,889	8.65%	4.00%	5.00%

At December 31, 2021:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,425,227	11.29%	7.000%	n/a
Trustmark National Bank	1,518,599	12.03%	7.000%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,485,227	11.77%	8.500%	n/a
Trustmark National Bank	1,518,599	12.03%	8.500%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,710,700	13.55%	10.500%	n/a
Trustmark National Bank	1,621,030	12.84%	10.500%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,485,227	8.73%	4.00%	n/a
Trustmark National Bank	1,518,599	8.94%	4.00%	5.00%

Dividends on Common Stock

Dividends paid by Trustmark are substantially funded from dividends received from TNB. Approval by TNB’s regulators is required if the total of all dividends declared in any calendar year exceeds the total of its net income for that year combined with its retained net income of the preceding two years. In 2023, TNB will have available approximately $96.9 million plus its net income for that year to pay as dividends.

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

On January 28, 2020, the Board of Directors of Trustmark authorized a stock repurchase program effective April 1, 2020 under which $100.0 million of Trustmark’s outstanding common stock could be acquired through December 31, 2021. On March 9, 2020, Trustmark suspended its share repurchase programs to preserve capital to support customers during the COVID-19 pandemic. Trustmark resumed the repurchase of its shares in January 2021. Under this authority, Trustmark repurchased approximately 1.9 million shares of its outstanding common stock valued at $61.8 million during the year ended December 31, 2021.

On December 7, 2021, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2022, under which $100.0 million of Trustmark’s outstanding shares could be acquired through December 31, 2022. Under this authority, Trustmark repurchased approximately 789 thousand shares of its common stock valued at $24.6 million during the twelve months ended December 31, 2022.

On December 6, 2022, Trustmark’s Board of Directors authorized a stock repurchase program effective January 1, 2023, under which $50.0 million of Trustmark’s outstanding shares may be acquired through December 31, 2023. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares have been repurchased under this stock repurchase program.

Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

The following tables present the net change in the components of accumulated other comprehensive income (loss) and the related tax effects allocated to each component for the years ended December 31, 2022, 2021 and 2020 ($ in thousands). The amortization of prior service cost, recognized net loss due to lump sum settlements and change in net actuarial loss are included in the computation of net periodic benefit cost (see Note 14 – Defined Benefit and Other Postretirement Benefits for additional details). Reclassification adjustments related to pension and other postretirement benefit plans are included in salaries and employee benefits and other expense in the accompanying consolidated statements of income. Reclassification adjustments related to the cash flow hedge derivatives are included in interest and fees on LHFS and LHFI in the accompanying consolidated statements of income.

	Before Tax	Tax (Expense)	Net of Tax
	Amount	Benefit	Amount
Year Ended December 31, 2022
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(229,524)	$57,381	$(172,143)
Change in net unrealized holding loss on securities transferred to held to maturity	(86,033)	21,508	(64,525)
Total securities available for sale and transferred securities	(315,557)	78,889	(236,668)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	10,792	(2,698)	8,094
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(28)	83
Recognized net loss due to lump sum settlements	—	—	—
Change in net actuarial loss	1,089	(272)	817
Total pension and other postretirement benefit plans	11,992	(2,998)	8,994
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	(20,685)	5,171	(15,514)
Reclassification adjustment for (gain) loss realized in net income	460	(115)	345
Total cash flow hedge derivatives	(20,225)	5,056	(15,169)
Total other comprehensive income (loss)	$(323,790)	$80,947	$(242,843)

Year Ended December 31, 2021
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$(49,454)	$12,364	$(37,090)
Change in net unrealized holding loss on securities transferred to held to maturity	2,647	(662)	1,985
Total securities available for sale and transferred securities	(46,807)	11,702	(35,105)
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	2,845	(711)	2,134
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	111	(27)	84
Recognized net loss due to lump sum settlements	183	(46)	137
Change in net actuarial loss	1,655	(414)	1,241
Total pension and other postretirement benefit plans	4,794	(1,198)	3,596
Total other comprehensive income (loss)	$(42,013)	$10,504	$(31,509)

Year Ended December 31, 2020
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$30,622	$(7,657)	$22,965
Change in net unrealized holding loss on securities transferred to held to maturity	3,177	(794)	2,383
Total securities available for sale and transferred securities	33,799	(8,451)	25,348
Pension and other postretirement benefit plans:
Change in the actuarial loss of pension and other postretirement benefit plans	(5,128)	1,282	(3,846)
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	150	(38)	112
Recognized net loss due to lump sum settlements	119	(30)	89
Change in net actuarial loss	1,128	(282)	846
Total pension and other postretirement benefit plans	(3,731)	932	(2,799)
Total other comprehensive income (loss)	$30,068	$(7,519)	$22,549

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivative	Total
Balance, January 1, 2020	$(8,017)	$(15,583)	$—	$(23,600)
Other comprehensive income (loss) before reclassification	25,348	(3,846)	—	21,502
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,047	—	1,047
Net other comprehensive income (loss)	25,348	(2,799)	—	22,549
Balance, December 31, 2020	17,331	(18,382)	—	(1,051)
Other comprehensive income (loss) before reclassification	(35,105)	2,134	—	(32,971)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,462	—	1,462
Net other comprehensive income (loss)	(35,105)	3,596	—	(31,509)
Balance, December 31, 2021	(17,774)	(14,786)	—	(32,560)
Other comprehensive income (loss) before reclassification	(236,668)	8,094	(15,514)	(244,088)
Amounts reclassified from accumulated other comprehensive income (loss)	—	900	345	1,245
Net other comprehensive income (loss)	(236,668)	8,994	(15,169)	(242,843)
Balance, December 31, 2022	$(254,442)	$(5,792)	$(15,169)	$(275,403)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the years ended December 31, 2022 and 2021.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$391,513	$391,513	$—	$—
U.S. Government agency obligations	7,766	—	7,766	—
Obligations of states and political subdivisions	4,862	—	4,862	—
Mortgage-backed securities	1,619,941	—	1,619,941	—
Securities available for sale	2,024,082	391,513	1,632,569	—
LHFS	135,226	—	135,226	—
MSR	129,677	—	—	129,677
Other assets - derivatives	8,871	54	8,660	157
Other liabilities - derivatives	45,379	474	44,905	—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$344,640	$344,640	$—	$—
U.S. Government agency obligations	13,727	—	13,727	—
Obligations of states and political subdivisions	5,714	—	5,714	—
Mortgage-backed securities	2,874,796	—	2,874,796	—
Securities available for sale	3,238,877	344,640	2,894,237	—
LHFS	275,706	—	275,706	—
MSR	87,687	—	—	87,687
Other assets - derivatives	24,809	2,794	20,156	1,859
Other liabilities - derivatives	4,677	414	4,263	—

The changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	24,147	(131)
Additions	17,843	—
Sales	—	(1,571)
Balance, December 31, 2022	$129,677	$157

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2022	$38,181	$(1,214)

Balance, January 1, 2021	$66,464	$9,560
Total net (loss) gain included in Mortgage banking, net (1)	(6,902)	9,104
Additions	28,125	—
Sales	—	(16,805)
Balance, December 31, 2021	$87,687	$1,859

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at December 31, 2021	$13,258	$3,159
(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at December 31, 2022, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At December 31, 2022, Trustmark had outstanding balances of $40.3 million with a related ACL of $17.7 million in collateral-dependent LHFI, compared to outstanding balances of $44.4 million with a related ACL of $7.6 million in collateral-dependent LHFI at December 31, 2021. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $3.0 million were re-measured during 2022, requiring write-downs of $1.0 million to reach their current fair values compared to $7.3 million of foreclosed assets that were re-measured during 2021, requiring write-downs of $437 thousand.

Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 and 2021 were as follows ($ in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$738,787	$738,787	$2,266,829	$2,266,829
Securities held to maturity	1,494,514	1,406,589	342,537	353,511
Level 3 Inputs:
Net LHFI and PPP loans	12,083,825	11,850,318	10,181,708	10,123,379

Financial Liabilities:
Level 2 Inputs:
Deposits	14,437,648	14,404,661	15,087,160	15,084,440
Federal funds purchased and securities sold under repurchase agreements	449,331	449,331	238,577	238,577
Other borrowings	1,050,938	1,050,932	91,025	91,022
Subordinated notes	123,262	113,125	123,042	128,438
Junior subordinated debt securities	61,856	46,392	61,856	49,485

Fair Value Option

Trustmark has elected to account for its LHFS under the fair value option, with interest income on these LHFS reported in interest and fees on LHFS and LHFI. The fair value of the LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of the LHFS are largely offset by changes in the fair value of the derivative instruments. For the years ended December 31, 2022 and 2021, net losses of $3.3 million and $10.3 million, respectively, were recorded as noninterest income in mortgage banking, net for changes in the fair value of the LHFS accounted for under the fair value option compared to a net gain of $10.5 million for the year ended December 31, 2020. Interest and fees on LHFS and LHFI for the year ended December 31, 2022 included $6.8 million of interest earned on the LHFS accounted for under the fair value option compared to $7.0 million and $6.9 million for the years ended December 31, 2021 and 2020, respectively. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to the GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $70.8 million and $84.5 million at December 31, 2022 and 2021, respectively, and are included in LHFS on the accompanying consolidated balance sheets.

The following table provides information about the fair value and the contractual principal outstanding of the LHFS accounted for under the fair value option at December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
Fair value of LHFS	$64,421	$191,242
LHFS contractual principal outstanding	63,427	186,535
Fair value less unpaid principal	$994	$4,707

Note 19 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program are to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At December 31, 2022, the aggregate notional value of Trustmark's interest rate swaps designated as cash flow hedges totaled $825.0 million.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $13.7 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $277.0 million at December 31, 2022 compared to $409.5 million at December 31, 2021. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $4.1 million for the year ended December 31, 2022, compared to a net positive ineffectiveness of $2.5 million for the year ended December 31, 2021 and a net positive ineffectiveness of $7.8 million for the year ended December 31, 2020.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $97.0 million at December 31, 2022, with a positive valuation adjustment of $168 thousand, compared to $236.0 million at December 31, 2021, with a negative valuation adjustment of $81 thousand.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $68.4 million at December 31, 2022, with a positive valuation adjustment of $157 thousand, compared to $142.6 million at December 31, 2021, with a positive valuation adjustment of $1.9 million.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At December 31, 2022, Trustmark had interest rate swaps with an aggregate notional amount of $1.391 billion related to this program, compared to $1.225 billion at December 31, 2021.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At December 31, 2022, there was no termination value of interest rate swaps in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to a termination value of $655 thousand at December 31, 2021. At December 31, 2022 and 2021, Trustmark had posted collateral of $740 thousand and $850 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at December 31, 2022, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $50.2 million compared to six risk participation agreements as a beneficiary with an aggregate notional amount of $52.0 million at December 31, 2021. At December 31, 2022, Trustmark had entered into twenty-nine risk participation agreements as a guarantor with aggregate notional amounts of $235.8 million compared to twenty-four risk participation agreements as a guarantor with aggregate notional amounts of $173.5 million at December 31, 2021. The aggregate fair values of these risk participation agreements were immaterial at December 31, 2022 and 2021.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at December 31, 2022 and 2021 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	December 31,
	2022	2021
Derivatives in hedging relationships
Interest rate contracts:
Interest rate swaps included in other liabilities (1)	$761	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Exchange traded purchased options included in other assets	$38	$438
OTC written options (rate locks) included in other assets	157	1,859
Futures contracts included in other assets	16	2,356
Interest rate swaps included in other assets (1)	8,654	20,115
Credit risk participation agreements included in other assets	6	41
Futures contracts included in other liabilities	268	—
Forward contracts included in other liabilities	(168)	81
Exchange traded written options included in other liabilities	206	414
Interest rate swaps included in other liabilities (1)	44,304	4,144
Credit risk participation agreements included in other liabilities	8	38
(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2022	2021	2020
Derivatives in hedging relationships
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(460)	$—	$—

Derivatives not designated as hedging instruments
Amount of gain (loss) recognized in mortgage banking, net	$(43,764)	$(15,436)	$39,436
Amount of gain (loss) recognized in bank card and other fees	403	1,649	(1,022)

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$(15,514)	$—	$—

Information about financial instruments that are eligible for offset in the consolidated balance sheets at December 31, 2022 and 2021 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,415	$—	$9,415	$—	$(2,230)	$7,185

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$44,304	$—	$44,304	$—	$(740)	$43,564

Offsetting of Derivative Assets
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$20,115	$—	$20,115	$(55)	$—	$20,060

Offsetting of Derivative Liabilities
As of December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$4,144	$—	$4,144	$(55)	$(850)	$3,239

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Years Ended December 31,
	2022	2021	2020
General Banking
Net interest income	$489,398	$413,201	$420,225
PCL (1)	22,913	(24,439)	45,058
Noninterest income	116,350	137,874	197,691
Noninterest expense (1)	531,397	421,561	401,810
Income before income taxes	51,438	153,953	171,048
Income taxes	(3,683)	22,706	25,109
General banking net income	$55,121	$131,247	$145,939

Selected Financial Information
Total assets	$17,710,673	$17,275,438	$16,226,358
Depreciation and amortization	$38,909	$44,776	$40,351

Wealth Management
Net interest income	$5,321	$5,161	$6,082
PCL	(21)	(9)	(11)
Noninterest income	35,072	35,420	31,634
Noninterest expense	32,873	31,721	30,318
Income before income taxes	7,541	8,869	7,409
Income taxes	1,870	2,219	1,853
Wealth Management net income	$5,671	$6,650	$5,556

Selected Financial Information
Total assets	$214,313	$232,997	$242,429
Depreciation and amortization	$288	$269	$274

Insurance
Net interest income	$(11)	$(11)	$230
Noninterest income	53,722	48,616	45,268
Noninterest expense	38,943	36,014	34,173
Income before income taxes	14,768	12,591	11,325
Income taxes	3,673	3,123	2,795
Insurance net income	$11,095	$9,468	$8,530

Selected Financial Information
Total assets	$90,492	$87,201	$83,053
Depreciation and amortization	$685	$768	$700

Consolidated
Net interest income	$494,708	$418,351	$426,537
PCL (1)	22,892	(24,448)	45,047
Noninterest income	205,144	221,910	274,593
Noninterest expense (1)	603,213	489,296	466,301
Income before income taxes	73,747	175,413	189,782
Income taxes	1,860	28,048	29,757
Consolidated net income	$71,887	$147,365	$160,025

Selected Financial Information
Total assets	$18,015,478	$17,595,636	$16,551,840
Depreciation and amortization	$39,882	$45,813	$41,325
(1)
During 2021, Trustmark reclassified its credit loss expense related to off-balance sheet credit exposures from noninterest expense to PCL, off-balance sheet credit exposures. Prior periods have been reclassified accordingly.

Note 21 – Parent Company Only Financial Information

($ in thousands)

Condensed Balance Sheets	December 31,
	2022	2021
Assets:
Investment in banks	$1,602,169	$1,851,398
Other assets	76,325	75,995
Total Assets	$1,678,494	$1,927,393

Liabilities and Shareholders' Equity:
Accrued expense	$1,108	$1,184
Subordinated notes	123,262	123,042
Junior subordinated debt securities	61,856	61,856
Shareholders' equity	1,492,268	1,741,311
Total Liabilities and Shareholders' Equity	$1,678,494	$1,927,393

Condensed Statements of Income	Years Ended December 31,
	2022	2021	2020
Revenue:
Dividends received from banks	$89,733	$45,284	$109,243
Earnings of subsidiaries over distributions	(11,269)	108,141	53,724
Other income	94	95	66
Total Revenue	78,558	153,520	163,033
Expense:
Other expense	6,671	6,155	3,008
Total Expense	6,671	6,155	3,008
Net Income	$71,887	$147,365	$160,025

Condensed Statements of Cash Flows	Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$71,887	$147,365	$160,025
Adjustments to reconcile net income to net cash provided by operating activities:
Net change in investment in subsidiaries	11,269	(108,141)	(53,724)
Other	(1,550)	(2,078)	(326)
Net cash from operating activities	81,606	37,146	105,975

Financing Activities:
Proceeds from subordinated notes	—	—	122,900
Common stock dividends	(56,679)	(58,085)	(58,769)
Repurchase and retirement of common stock	(24,604)	(61,799)	(27,538)
Net cash from financing activities	(81,283)	(119,884)	36,593
Net change in cash and cash equivalents	323	(82,738)	142,568
Cash and cash equivalents at beginning of year	75,537	158,275	15,707
Cash and cash equivalents at end of year	$75,860	$75,537	$158,275

Trustmark (parent company only) paid income taxes of approximately $2.7 million in 2022, $15.3 million in 2021 and $46.6 million in 2020. Trustmark paid interest of $4.5 million in 2022 compared to $4.6 million of interest paid in 2021 and no interest paid or received in 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants within the two-year period prior to December 31, 2022.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2022, Trustmark’s internal control over financial reporting was effective based on those criteria.

The effectiveness of Trustmark’s internal control over financial reporting as of December 31, 2022 was audited by Crowe LLP, Atlanta, Georgia, (U.S. PCAOB Auditor Firm I.D.: 173), an independent registered public accounting firm, as stated in their report appearing in the section captioned “Report of Independent Registered Public Accounting Firm” included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information regarding executive officers is included under the section captioned “Information about Executive Officers of Trustmark” in Part I. Item 1. - Business, elsewhere in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to Trustmark Corporation’s (Trustmark’s) Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The table below contains summary information at December 31, 2022 with respect to the Amended and Restated Stock and Incentive Compensation Plan, which is Trustmark’s only equity compensation plan under which shares of Trustmark common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category
Equity compensation plans approved by security holders	148,416	$—	1,004,664
Equity compensation plans not approved by security holders	—	—	—
Total	148,416	$—	1,004,664

(1)
This number represents the maximum potential shares issuable in connection with the vesting in excess of 100% of unvested performance-based restricted stock and restricted stock unit awards previously granted.
(2)
Potential achievement shares, to the extent issued, do not have an exercise price and, therefore, are excluded for purposes of computing the weighted-average exercise price.
(3)
This number represents shares available for future awards under the Amended and Restated Stock and Incentive Compensation Plan at December 31, 2022, in connection with stock options, stock appreciation rights, restricted stock, restricted stock units and performance units.

All other information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to Trustmark’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of Trustmark’s fiscal year-end.

PART IV

ITEM. 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A-1. Financial Statements

The report of Crowe LLP, independent registered public accounting firm, and the following consolidated financial statements of Trustmark Corporation (Trustmark) and subsidiaries are included in the Registrant’s 2022 Annual Report on Form 10-K and are incorporated into Part II. Item 8. – Financial Statements and Supplementary Data herein by reference:

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

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

10-ag	Amendment No. 2022-1 to the Trustmark Corporation Deferred Compensation Plan. Filed November 3, 2022, as exhibit 10-ag to Trustmark's Form 10-Q Quarterly Report, incorporated herein by reference.*

10-ah	Exhibit 1 Company Contribution in Respect of the Year Ending December 31, 2022 to the Trustmark Corporation Deferred Compensation Plan.*

10-ai	Form of Fully Executed Settlement Agreement.

21	List of Subsidiaries.

23	Consent of Crowe LLP.

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Label Linkbase Document

101.LAB	Inline XBRL Presentation Linkbase Document

101.PRE	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey
Duane A. Dewey
President and Chief Executive Officer

DATE:	February 16, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:	February 16, 2023	BY:	/s/ Adolphus B. Baker
Adolphus B. Baker, Director

DATE:	February 16, 2023	BY:	/s/ William A. Brown
William A. Brown, Director

DATE:	February 16, 2023	BY:	/s/ Augustus L. Collins
Augustus L. Collins, Director

DATE:	February 16, 2023	BY:	/s/ George T. Chambers, Jr.
George T. Chambers, Jr., Principal Accounting Officer

DATE:	February 16, 2023	BY:	/s/ Tracy T. Conerly
Tracy T. Conerly, Director

DATE:	February 16, 2023	BY:	/s/ Duane A. Dewey
Duane A. Dewey, President, Chief Executive Officer and Director

DATE:	February 16, 2023	BY:	/s/ Marcelo Eduardo
Marcelo Eduardo, Director

DATE:	February 16, 2023	BY:	/s/ J. Clay Hays, Jr., M.D.
J. Clay Hays, Jr., M.D., Director

DATE:	February 16, 2023	BY:	/s/ Gerard R. Host
Gerard R. Host, Chairman and Director

DATE:	February 16, 2023	BY:	/s/ Harris V. Morrissette
Harris V. Morrissette, Director

DATE:	February 16, 2023	BY:	/s/ Thomas C. Owens
Thomas C. Owens, Treasurer and Principal Financial Officer

DATE:	February 16, 2023	BY:	/s/ Richard H. Puckett
Richard H. Puckett, Director

DATE:	February 16, 2023	BY:	/s/ William G. Yates III
William G. Yates III, Director