Form 10-Q
period 2023-03-31
TRUSTMARK CORP
filed 2023-05-08
CIK 36146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, there were 61,068,864 shares outstanding of the registrant’s common stock (no par value).

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

Risks that could cause actual results to differ materially from current expectations of Management include, but are not limited to, changes in the level of nonperforming assets and charge-offs, an increase in unemployment levels and slowdowns in economic growth, actions by the Board of Governors of the Federal Reserve System (FRB) that impact the level of market interest rates, local, state and national economic and market conditions (including uncertainty regarding the federal government's debt limit or a prolonged shutdown of the federal government), conditions in the housing and real estate markets in the regions in which Trustmark operates and the extent and duration of the current volatility in the credit and financial markets, levels of and volatility in crude oil prices, changes in our ability to measure the fair value of assets in our portfolio, material changes in the level and/or volatility of market interest rates, the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and potential impacts to macroeconomic conditions, the performance and demand for the products and services we offer, including the level and timing of withdrawals from our deposit accounts, the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, our ability to attract noninterest-bearing deposits and other low-cost funds, competition in loan and deposit pricing, as well as the entry of new competitors into our markets through de novo expansion and acquisitions, economic conditions, including the potential impact of issues related to the European financial system and monetary and other governmental actions designed to address credit, securities, and/or commodity markets, the enactment of legislation and changes in existing regulations or enforcement practices or the adoption of new regulations, changes in accounting standards and practices, including changes in the interpretation of existing standards, that affect our consolidated financial statements, changes in consumer spending, borrowings and savings habits, technological changes, changes in the financial performance or condition of our borrowers, changes in our ability to control expenses, greater than expected costs or difficulties related to the integration of acquisitions or new products and lines of business, cyber-attacks and other breaches which could affect our information system security, natural disasters, environmental disasters, pandemics or other health crises, acts of war or terrorism, and other risks described in our filings with the SEC.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Except as required by law, we undertake no obligation to update or revise any of this information, whether as the result of new information, future events or developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trustmark Corporation and Subsidiaries

Consolidated Balance Sheets

($ in thousands)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$1,297,144	$734,787
Federal funds sold and securities purchased under reverse repurchase agreements	—	4,000
Securities available for sale, at fair value (amortized cost: $2,200,255 - 2023 $2,270,709 - 2022; allowance for credit losses (ACL): $0)	1,984,162	2,024,082
Securities held to maturity, net of ACL of $0 (fair value: $1,406,405 - 2023; $1,406,589 - 2022)	1,474,338	1,494,514
Loans held for sale (LHFS)	175,926	135,226
Loans held for investment (LHFI)	12,497,195	12,204,039
Less ACL, LHFI	122,239	120,214
Net LHFI	12,374,956	12,083,825
Premises and equipment, net	223,975	212,365
Mortgage servicing rights (MSR)	127,206	129,677
Goodwill	384,237	384,237
Identifiable intangible assets, net	3,352	3,640
Other real estate, net	1,684	1,986
Operating lease right-of-use assets	35,315	36,301
Other assets	794,883	770,838
Total Assets	$18,877,178	$18,015,478

Liabilities
Deposits:
Noninterest-bearing	$3,797,055	$4,093,771
Interest-bearing	10,986,606	10,343,877
Total deposits	14,783,661	14,437,648
Federal funds purchased and securities sold under repurchase agreements	477,980	449,331
Other borrowings	1,485,181	1,050,938
Subordinated notes	123,317	123,262
Junior subordinated debt securities	61,856	61,856
ACL on off-balance sheet credit exposures	34,596	36,838
Operating lease liabilities	37,988	38,932
Other liabilities	310,500	324,405
Total Liabilities	17,315,079	16,523,210

Shareholders' Equity
Common stock, no par value:
Authorized: 250,000,000 shares Issued and outstanding: 61,048,516 shares - 2023; 60,977,686 shares - 2022	12,720	12,705
Capital surplus	155,297	154,645
Retained earnings	1,636,463	1,600,321
Accumulated other comprehensive income (loss), net of tax	(242,381)	(275,403)
Total Shareholders' Equity	1,562,099	1,492,268
Total Liabilities and Shareholders' Equity	$18,877,178	$18,015,478

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Income

($ in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest Income
Interest and fees on LHFS & LHFI	$175,509	$90,275
Interest and fees on PPP loans	—	168
Interest on securities:
Taxable	16,761	12,357
Tax exempt	73	96
Interest on federal funds sold and securities purchased under reverse repurchase agreements	30	—
Other interest income	6,527	817
Total Interest Income	198,900	103,713
Interest Expense
Interest on deposits	40,898	2,760
Interest on federal funds purchased and securities sold under repurchase agreements	4,832	70
Other interest expense	15,575	1,539
Total Interest Expense	61,305	4,369
Net Interest Income	137,595	99,344
Provision for credit losses (PCL), LHFI	3,244	(860)
PCL, off-balance sheet credit exposures	(2,242)	(1,106)
Net Interest Income After PCL	136,593	101,310
Noninterest Income
Service charges on deposit accounts	10,336	9,451
Bank card and other fees	7,803	8,442
Mortgage banking, net	7,639	9,873
Insurance commissions	14,305	14,089
Wealth management	8,780	9,054
Other, net	2,514	3,206
Total Noninterest Income	51,377	54,115
Noninterest Expense
Salaries and employee benefits	74,056	69,585
Services and fees (1)	25,426	25,314
Net occupancy - premises	7,629	7,079
Equipment expense	6,405	6,061
Other expense (1)	14,811	13,480
Total Noninterest Expense	128,327	121,519
Income Before Income Taxes	59,643	33,906
Income taxes	9,343	4,695
Net Income	$50,300	$29,211

Earnings Per Share
Basic	$0.82	$0.47
Diluted	$0.82	$0.47

(1) During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees.

The prior period has been reclassified accordingly.

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income per consolidated statements of income	$50,300	$29,211
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on available for sale securities and transferred securities:
Net unrealized holding gains (losses) arising during the period	23,130	(116,753)
Change in net unrealized holding loss on securities transferred to held to maturity	2,894	400
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	21	20
Recognized net loss due to lump sum settlement	19	—
Change in net actuarial loss	58	237
Derivatives:
Change in the accumulated gain (loss) on effective cash flow hedge derivatives	4,702	—
Reclassification adjustment for (gain) loss realized in net income	2,198	—
Other comprehensive income (loss), net of tax	33,022	(116,096)
Comprehensive income (loss)	$83,322	$(86,885)

See notes to consolidated financial statements.

Trustmark Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

($ in thousands, except per share data)

(Unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive
	Shares		Capital	Retained	Income
	Outstanding	Amount	Surplus	Earnings	(Loss)	Total
Balance, January 1, 2023	60,977,686	$12,705	$154,645	$1,600,321	$(275,403)	$1,492,268
Net income per consolidated statements of income	—	—	—	50,300	—	50,300
Other comprehensive income (loss), net of tax	—	—	—	—	33,022	33,022
Common stock dividends paid ($0.23 per share)	—	—	—	(14,158)	—	(14,158)
Shares withheld to pay taxes, long-term incentive plan	70,830	15	(1,063)	—	—	(1,048)
Compensation expense, long-term incentive plan	—	—	1,715	—	—	1,715
Balance,March 31, 2023	61,048,516	$12,720	$155,297	$1,636,463	$(242,381)	$1,562,099

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

Trustmark Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income per consolidated statements of income	$50,300	$29,211
Adjustments to reconcile net income to net cash provided by operating activities:
PCL	1,002	(1,966)
Depreciation and amortization	7,666	10,441
Net amortization of securities	1,812	3,711
Gains on sales of loans, net	(2,573)	(8,315)
Compensation expense, long-term incentive plan	1,715	1,245
Deferred income tax provision	335	9,300
Proceeds from sales of loans held for sale	216,327	381,947
Purchases and originations of loans held for sale	(269,863)	(326,475)
Originations of mortgage servicing rights	(2,646)	(5,128)
Earnings on bank-owned life insurance	(1,263)	(1,188)
Net change in other assets	303	(15,626)
Net change in other liabilities	7,390	7,575
Other operating activities, net	(7,946)	(22,864)
Net cash from operating activities	2,559	61,868

Investing Activities
Proceeds from maturities, prepayments and calls of securities held to maturity	23,930	38,822
Proceeds from maturities, prepayments and calls of securities available for sale	69,054	137,766
Purchases of securities held to maturity	—	(303,525)
Purchases of securities available for sale	—	(76,341)
Net change in federal funds sold and securities purchased under reverse repurchase agreements	4,000	—
Net change in member bank stock	(27,026)	(68)
Net change in LHFI and PPP loans	(295,239)	(134,451)
Purchases of premises and equipment	(17,095)	(5,987)
Proceeds from sales of premises and equipment	1,229	1,129
Proceeds from sales of other real estate	465	1,413
Purchases of software	(2,716)	(1,832)
Investments in tax credit and other partnerships	(5,912)	(1,454)
Net cash from investing activities	(249,310)	(344,528)

Financing Activities
Net change in deposits	346,013	26,132
Net change in federal funds purchased and securities sold under repurchase agreements	28,649	(68,078)
Net change in short-term borrowings	449,999	—
Payments on long-term FHLB advances	(5)	(4)
Payments under finance lease obligations	(342)	(366)
Common stock dividends	(14,158)	(14,186)
Repurchase and retirement of common stock	—	(9,094)
Shares withheld to pay taxes, long-term incentive plan	(1,048)	(1,009)
Net cash from financing activities	809,108	(66,605)

Net change in cash and cash equivalents	562,357	(349,265)
Cash and cash equivalents at beginning of period	734,787	2,266,829
Cash and cash equivalents at end of period	$1,297,144	$1,917,564

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (2022 Annual Report).

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

Note 2 – Securities Available for Sale and Held to Maturity

The following tables are a summary of the amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2023 and December 31, 2022 ($ in thousands):

	Securities Available for Sale				Securities Held to Maturity
March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$415,842	$—	$(28,939)	$386,903	$28,486	$361	$—	$28,847
U.S. Government agency obligations	7,745	—	(491)	7,254	—	—	—	—
Obligations of states and political subdivisions	4,804	110	(7)	4,907	4,507	3	—	4,510
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	29,737	9	(2,895)	26,851	4,336	1	(312)	4,025
Issued by FNMA and FHLMC	1,492,724	15	(174,891)	1,317,848	497,854	1,250	(15,875)	483,229
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	115,332	—	(7,140)	108,192	179,334	—	(11,132)	168,202
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	134,071	—	(1,864)	132,207	759,821	75	(42,304)	717,592
Total	$2,200,255	$134	$(216,227)	$1,984,162	$1,474,338	$1,690	$(69,623)	$1,406,405

	Securities Available for Sale				Securities Held to Maturity
December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury Securities	$425,719	$308	$(34,514)	$391,513	$28,295	$—	$(115)	$28,180
U.S. Government agency obligations	8,297	—	(531)	7,766	—	—	—	—
Obligations of states and political subdivisions	4,820	53	(11)	4,862	4,510	3	(3)	4,510
Mortgage-backed securities
Residential mortgage pass- through securities
Guaranteed by GNMA	30,534	7	(3,444)	27,097	4,442	—	(395)	4,047
Issued by FNMA and FHLMC	1,541,570	12	(196,119)	1,345,463	509,311	—	(19,586)	489,725
Other residential mortgage- backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	123,755	—	(8,615)	115,140	188,201	—	(13,826)	174,375
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	136,014	—	(3,773)	132,241	759,755	34	(54,037)	705,752
Total	$2,270,709	$380	$(247,007)	$2,024,082	$1,494,514	$37	$(87,962)	$1,406,589

During 2022, Trustmark reclassified total of $766.0 million of securities available for sale to securities held to maturity. At the date of these transfers, the net unrealized holding loss on the available for sale securities totaled approximately $91.9 million ($68.9 million, net of tax).

The securities were transferred at fair value, which became the cost basis for the securities held to maturity. The net unrealized holding loss will be amortized over the remaining life of the securities as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. There were no gains or losses recognized as a result of these transfers. At March 31, 2023, the net unamortized, unrealized loss on transferred securities included in accumulated other comprehensive income (loss) in the accompanying balance sheet totaled approximately $88.5 million ($66.3 million, net of tax) compared to approximately $92.3 million ($69.2 million, net of tax) at December 31, 2022.

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

At both March 31, 2023 and December 31, 2022, the results of the analysis did not identify any securities that warranted DCF analysis and no credit loss was recognized on any of the securities available for sale.

Accrued interest receivable is excluded from the estimate of credit losses for securities available for sale. At both March 31, 2023 and December 31, 2022, accrued interest receivable totaled $4.0 million for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

Securities Held to Maturity

At both March 31, 2023 and December 31, 2022, the potential for credit loss exposure for Trustmark's securities held to maturity was $4.5 million and consisted of municipal securities. After applying appropriate probability of default (PD) and loss given default (LGD) assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2023 and December 31, 2022.

Accrued interest receivable is excluded from the estimate of credit losses for securities held to maturity. At March 31, 2023 accrued interest receivable totaled $2.8 million for securities held to maturity compared to $2.7 million at December 31, 2022 and was reported in other assets on the accompanying consolidated balance sheet.

At both March 31, 2023 and December 31, 2022, Trustmark had no securities held to maturity that were past due 30 days or more as to principal or interest payments. Trustmark had no securities held to maturity classified as nonaccrual at March 31, 2023 and December 31, 2022.

Trustmark monitors the credit quality of securities held to maturity on a monthly basis through credit ratings. The following table presents the amortized cost of Trustmark’s securities held to maturity by credit rating, as determined by Moody’s, at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Aaa	$1,469,830	$1,490,004
Aa1 to Aa3	3,000	3,001
Not Rated (1)	1,508	1,509
Total	$1,474,338	$1,494,514

(1) Not rated securities primarily consist of Mississippi municipal general obligations.

The tables below include securities with gross unrealized losses for which an allowance for credit losses has not been recorded segregated by length of impairment at March 31, 2023 and December 31, 2022 ($ in thousands):

	Less than 12 Months		12 Months or More		Total
March 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$63,262	$(1,138)	$323,641	$(27,801)	$386,903	$(28,939)
U.S. Government agency obligations	66	(1)	7,188	(490)	7,254	(491)
Obligations of states and political subdivisions	1,016	(6)	340	(1)	1,356	(7)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	2,082	(112)	27,700	(3,095)	29,782	(3,207)
Issued by FNMA and FHLMC	12,872	(692)	1,456,565	(190,074)	1,469,437	(190,766)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	51,621	(2,382)	224,510	(15,890)	276,131	(18,272)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	701,178	(28,599)	144,534	(15,569)	845,712	(44,168)
Total	$832,097	$(32,930)	$2,184,478	$(252,920)	$3,016,575	$(285,850)

December 31, 2022
U.S. Treasury Securities	$161,298	$(5,655)	$258,087	$(28,974)	$419,385	$(34,629)
U.S. Government agency obligations	1,828	(184)	5,938	(347)	7,766	(531)
Obligations of states and political subdivisions	1,017	(11)	3,664	(3)	4,681	(14)
Mortgage-backed securities
Residential mortgage pass-through securities
Guaranteed by GNMA	27,223	(3,270)	3,577	(569)	30,800	(3,839)
Issued by FNMA and FHLMC	770,865	(41,807)	1,062,041	(173,898)	1,832,906	(215,705)
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	281,964	(21,452)	7,235	(989)	289,199	(22,441)
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	833,970	(57,742)	1,644	(68)	835,614	(57,810)
Total	$2,078,165	$(130,121)	$1,342,186	$(204,848)	$3,420,351	$(334,969)

The unrealized losses shown above are due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Trustmark does not intend to sell these securities and it is more likely than not that Trustmark will not be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Securities Gains and Losses

During the three months ended March 31, 2023 and 2022, there were no gross realized gains or losses as a result of calls and dispositions of securities. Realized gains and losses are determined using the specific identification method and are included in noninterest income as securities gains (losses), net.

Securities Pledged

Securities with a carrying value of $2.559 billion and $2.693 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to collateralize public deposits and securities sold under repurchase agreements and for other purposes as permitted by law. At both March 31, 2023 and December 31, 2022, none of these securities were pledged under the Federal Reserve Discount Window program to provide additional contingency funding capacity.

Contractual Maturities

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2023, by contractual maturity, are shown below ($ in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,056	$19,984	$4,166	$4,170
Due after one year through five years	389,619	361,580	341	340
Due after five years through ten years	14,018	13,047	28,486	28,847
Due after ten years	4,698	4,453	—	—
	428,391	399,064	32,993	33,357
Mortgage-backed securities	1,771,864	1,585,098	1,441,345	1,373,048
Total	$2,200,255	$1,984,162	$1,474,338	$1,406,405

Note 3 – LHFI and ACL, LHFI

At March 31, 2023 and December 31, 2022, LHFI consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Loans secured by real estate:
Construction, land development and other land	$682,214	$690,616
Other secured by 1-4 family residential properties	595,520	590,790
Secured by nonfarm, nonresidential properties	3,375,579	3,278,830
Other real estate secured	847,527	742,538
Other loans secured by real estate:
Other construction	1,041,558	1,028,926
Secured by 1-4 family residential properties	2,226,528	2,185,057
Commercial and industrial loans	1,914,137	1,821,259
Consumer loans	166,464	170,230
State and other political subdivision loans	1,193,727	1,223,863
Other commercial loans	453,941	471,930
LHFI	12,497,195	12,204,039
Less ACL	122,239	120,214
Net LHFI	$12,374,956	$12,083,825

Accrued interest receivable is not included in the amortized cost basis of Trustmark’s LHFI. At March 31, 2023 and December 31, 2022, accrued interest receivable for LHFI totaled $57.5 million and $50.7 million, respectively, with no related ACL and was reported in other assets on the accompanying consolidated balance sheet.

Loan Concentrations

Trustmark does not have any loan concentrations other than those reflected in the preceding table, which exceed 10% of total LHFI. At March 31, 2023, Trustmark’s geographic loan distribution was concentrated primarily in its five key market regions: Alabama, Florida, Mississippi, Tennessee and Texas. Accordingly, the ultimate collectability of a substantial portion of these loans is susceptible to changes in market conditions in these areas.

Nonaccrual and Past Due LHFI

No material interest income was recognized in the income statement on nonaccrual LHFI for each of the periods ended March 31, 2023 and 2022.

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$119	$2,039	$—
Other secured by 1-4 family residential properties	473	4,313	787
Secured by nonfarm, nonresidential properties	4,168	6,871	—
Other real estate secured	—	172	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,672	25,247	953
Commercial and industrial loans	14,181	24,842	135
Consumer loans	—	239	286
Other commercial loans	—	1,032	94
Total	$20,613	$72,375	$2,255

	December 31, 2022
	Nonaccrual With No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Loans secured by real estate:
Construction, land development and other land	$137	$1,902	$—
Other secured by 1-4 family residential properties	482	3,957	534
Secured by nonfarm, nonresidential properties	4,841	6,957	—
Other real estate secured	—	231	—
Other loans secured by real estate:
Other construction	—	7,620	—
Secured by 1-4 family residential properties	1,193	19,775	3,118
Commercial and industrial loans	14,441	25,102	—
Consumer loans	—	181	277
Other commercial loans	—	247	—
Total	$21,094	$65,972	$3,929

The following tables provide an aging analysis of the amortized cost basis of past due LHFI (including nonaccrual LHFI) at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$856	$—	$1,495	$2,351	$679,863	$682,214
Other secured by 1-4 family residential properties	2,385	1,115	1,910	5,410	590,110	595,520
Secured by nonfarm, nonresidential properties	1,161	16	1,093	2,270	3,373,309	3,375,579
Other real estate secured	2,536	42	—	2,578	844,949	847,527
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	1,033,938	1,041,558
Secured by 1-4 family residential properties	7,199	4,439	9,692	21,330	2,205,198	2,226,528
Commercial and industrial loans	1,313	503	883	2,699	1,911,438	1,914,137
Consumer loans	1,324	312	286	1,922	164,542	166,464
State and other political subdivision loans	1,286	—	—	1,286	1,192,441	1,193,727
Other commercial loans	402	179	118	699	453,242	453,941
Total	$18,462	$6,606	$23,097	$48,165	$12,449,030	$12,497,195

	December 31, 2022
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total LHFI
Loans secured by real estate:
Construction, land development and other land	$1,972	$199	$34	$2,205	$688,411	$690,616
Other secured by 1-4 family residential properties	3,682	1,206	1,281	6,169	584,621	590,790
Secured by nonfarm, nonresidential properties	825	18	794	1,637	3,277,193	3,278,830
Other real estate secured	131	30	—	161	742,377	742,538
Other loans secured by real estate:
Other construction	—	—	7,620	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	10,709	4,236	9,999	24,944	2,160,113	2,185,057
Commercial and industrial loans	1,966	508	8,974	11,448	1,809,811	1,821,259
Consumer loans	2,199	645	279	3,123	167,107	170,230
State and other political subdivision loans	431	—	—	431	1,223,432	1,223,863
Other commercial loans	785	45	24	854	471,076	471,930
Total	$22,700	$6,887	$29,005	$58,592	$12,145,447	$12,204,039

Modified LHFI

Occasionally, Trustmark modifies loans for borrowers experiencing financial difficulties by providing payment concessions, interest-only payments for an extended period of time, maturity extensions or interest rate reductions. Other concessions may arise from court proceedings or may be imposed by law. In some cases, Trustmark provides multiple types of concessions on one loan.

The following table presents the amortized cost of LHFI at March 31, 2023 by class of loan and type of modification that were both experiencing financial difficulty and modified during the three months ended March 31, 2023 ($ in thousands). The percentage of the amortized cost basis of LHFI that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of LHFI is also presented below:

	March 31, 2023
	Term Extension	% of Total Class of Loan
Loans secured by real estate:
Secured by nonfarm, nonresidential properties	$384	0.01%
Other loans secured by real estate:
Secured by 1-4 family residential properties	492	0.02%
Total	$876	0.01%

The following table details the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the period presented:

Three Months Ended March 31, 2023
Financial Effect
Loans secured by real estate:
Secured by nonfarm, nonresidential properties	Renewed with an extended amortization period and lowered the monthly payment amount for the borrower.
Other loans secured by real estate:
Secured by 1-4 family residential properties	Extended the amortization periods on four loans by a weighted-average of 14 years, which reduced the aggregate monthly payment amounts for the borrowers.

Trustmark had no unused commitments on modified loans to borrowers experiencing financial difficulty at March 31, 2023.

During the three months ended March 31, 2023, Trustmark had term extension balances of $56 thousand at default for LHFI in the loans secured by 1-4 family residential properties portfolio that had a payment default and were modified within the twelve months prior to that default to borrowers experiencing financial difficulty.

Trustmark has utilized loans 90 days or more past due to define payment default in determining modified loans that have subsequently defaulted. If Trustmark determines that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off against the ACL, LHFI.

Trustmark closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table provides details of the performance of such LHFI that have been modified during the period presented ($ in thousands):

	Three Months Ended March 31, 2023
	Past Due
	30-59 Days	60-89 Days	90 Days or More	Total Past Due	Current Loans	Total
Loans secured by real estate:
Secured by nonfarm, nonresidential properties	$—	$—	$—	$—	$384	$384
Other loans secured by real estate:
Secured by 1-4 family residential properties	—	—	—	—	492	492
Total	$—	$—	$—	$—	$876	$876

Collateral-Dependent Loans

The following tables present the amortized cost basis of collateral-dependent loans by class of loans and collateral type as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
	Real Estate	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,540	$—	$—	$1,540
Other secured by 1-4 family residential properties	473	—	—	473
Secured by nonfarm, nonresidential properties	4,168	—	—	4,168
Other loans secured by real estate:
Other construction	7,620	—	—	7,620
Secured by 1-4 family residential properties	1,672	—	—	1,672
Commercial and industrial loans	39	70	23,392	23,501
Other commercial loans	—	—	879	879
Total	$15,512	$70	$24,271	$39,853

	December 31, 2022
	Real Estate	Inventory and Receivables	Vehicles	Miscellaneous	Total
Loans secured by real estate:
Construction, land development and other land	$1,558	$—	$—	$—	$1,558
Other secured by 1-4 family residential properties	482	—	—	—	482
Secured by nonfarm, nonresidential properties	4,841	—	—	—	4,841
Other loans secured by real estate:
Other construction	7,620	—	—	—	7,620
Secured by 1-4 family residential properties	1,193	—	—	—	1,193
Commercial and industrial loans	40	233	395	23,926	24,594
Total	$15,734	$233	$395	$23,926	$40,288

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
•
Other commercial loans – Loans within this loan class are secured by non-real estate collateral. One loan relationship experienced a decline in fair value to the collateral that secures the relationship due to general deterioration during the quarter. There have been no other significant changes to the collateral that secures these financial assets during the period.

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
•
Underwriting – evaluates whether credits are adequately analyzed, appropriately structured and properly approved within loan policy requirements. A properly approved credit is approved by an adequate authority in a timely manner with all conditions of approval fulfilled. Total policy exceptions measure the level of underwriting and other policy exceptions within a portfolio segment.
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
•
Commercial accruing loans deemed to be a modified loan to a borrower experiencing financial difficulty with total exposure of $500 thousand (excluding those portions of the debt that are government guaranteed or are secured by Trustmark deposits or marketable securities) or more. If the loan is believed to not share similar risk characteristics with the rest of the loan pool, the loan will be individually assessed. Otherwise, the loan will be left within the pool and monitored on an ongoing basis.

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

In addition to the ongoing internal risk rate monitoring described above, Trustmark’s Credit Quality Review Committee meets monthly and performs a review of all loans of $100 thousand or more that are either delinquent 30 days or more or on nonaccrual. This review includes recommendations regarding risk ratings, accrual status, charge-offs and appropriate servicing officer as well as evaluation of problem credits for determination of modified status. Quarterly, the Credit Quality Review Committee reviews and modifies continuous action plans for all credits risk rated seven or worse for relationships of $100 thousand or more.

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

Consumer Credits

Consumer LHFI that do not meet a minimum custom credit score are reviewed quarterly. The Retail Credit Review Committee, Management Credit Policy Committee and the Enterprise Risk Committee review the volume and/or percentage of approvals that did not meet the minimum passing custom score to ensure that Trustmark continues to originate quality loans.

Trustmark monitors the levels and severity of past due consumer LHFI on a daily basis through its collection activities. A detailed assessment of consumer LHFI delinquencies is performed monthly at both a product and market level.

The tables below present the amortized cost basis of loans by credit quality indicator and class of loans based on analyses performed at March 31, 2023 and December 31, 2022 ($ in thousands):

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of March 31, 2023	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$108,703	$289,271	$96,128	$17,647	$3,056	$2,923	$59,432	$577,160
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	2,380	1,113	—	—	1,413	—	40	4,946
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	111,083	290,384	96,128	17,647	4,469	2,965	59,472	582,148
Current period gross charge-offs	—	4	10	—	—	—	—	14

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$6,593	$40,253	$30,862	$16,462	$8,893	$7,370	$15,077	$125,510
Special Mention - RR 7	—	29	62	15	—	—	—	106
Substandard - RR 8	271	351	70	71	86	480	62	1,391
Doubtful - RR 9	—	13	—	—	—	—	—	13
Total	6,864	40,646	30,994	16,548	8,979	7,850	15,139	127,020
Current period gross charge-offs	—	—	—	—	—	—	—	—

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$160,322	$857,606	$635,982	$654,501	$431,127	$459,016	$128,726	$3,327,280
Special Mention - RR 7	926	—	—	—	—	—	—	926
Substandard - RR 8	384	14,017	1,627	9,592	9,140	11,805	673	47,238
Doubtful - RR 9	31	—	—	—	73	16	—	120
Total	161,663	871,623	637,609	664,093	440,340	470,837	129,399	3,375,564
Current period gross charge-offs	—	—	—	—	—	28	—	28

Other real estate secured:
Pass - RR 1 through RR 6	$31,331	$268,530	$184,909	$231,161	$93,685	$25,637	$11,065	$846,318
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	180	408	304	—	65	82	1,039
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	31,331	268,710	185,317	231,465	93,685	25,702	11,147	847,357
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of March 31, 2023	Commercial LHFI
Other loans secured by real estate:
Other construction:
Pass - RR 1 through RR 6	$98,787	$387,849	$331,813	$214,664	$825	$—	$—	$1,033,938
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	7,620	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	98,787	387,849	339,433	214,664	825	—	—	1,041,558
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial loans:
Pass - RR 1 through RR 6	$174,523	$723,562	$214,009	$89,717	$41,429	$56,865	$556,025	$1,856,130
Special Mention - RR 7	—	11	225	12,005	25	—	6,489	18,755
Substandard - RR 8	—	6,646	9,803	1,826	175	55	20,485	38,990
Doubtful - RR 9	—	162	50	5	—	32	13	262
Total	174,523	730,381	224,087	103,553	41,629	56,952	583,012	1,914,137
Current period gross charge-offs	—	204	191	58	—	11	7	471

State and other political subdivision loans:
Pass - RR 1 through RR 6	$14,837	$354,676	$222,697	$121,049	$38,350	$432,774	$9,344	$1,193,727
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	14,837	354,676	222,697	121,049	38,350	432,774	9,344	1,193,727
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other commercial loans:
Pass - RR 1 through RR 6	$16,001	$76,463	$34,515	$26,447	$34,269	$13,591	$237,774	$439,060
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	16	4,507	89	—	—	1,104	9,141	14,857
Doubtful - RR 9	—	24	—	—	—	—	—	24
Total	16,017	80,994	34,604	26,447	34,269	14,695	246,915	453,941
Current period gross charge-offs	—	—	—	—	—	—	—	—

Total commercial LHFI	$615,105	$3,025,263	$1,770,869	$1,395,466	$662,546	$1,011,775	$1,054,428	$9,535,452
Total commercial LHFI gross charge-offs	$—	$208	$201	$58	$—	$39	$7	$513

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of March 31, 2023	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$5,155	$65,076	$21,925	$3,287	$1,636	$2,854	$—	$99,933
Past due 30-89 days	—	—	—	—	7	28	—	35
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	56	—	35	7	—	98
Total	5,155	65,076	21,981	3,287	1,678	2,889	—	100,066
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other secured by 1-4 family residential properties:
Current	$6,358	$22,887	$7,127	$5,271	$4,798	$10,367	$404,022	$460,830
Past due 30-89 days	—	152	135	2	42	593	2,046	2,970
Past due 90 days or more	—	—	—	—	12	472	304	788
Nonaccrual	—	149	24	4	18	841	2,876	3,912
Total	6,358	23,188	7,286	5,277	4,870	12,273	409,248	468,500
Current period gross charge-offs	—	—	5	—	1	6	22	34

Secured by nonfarm, nonresidential properties:
Current	$—	$—	$15	$—	$—	$—	$—	$15
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	15	—	—	—	—	15
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other real estate secured:
Current	$—	$—	$—	$86	$—	$84	$—	$170
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	—	86	—	84	—	170
Current period gross charge-offs	—	—	—	—	—	—	—	—

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
As of March 31, 2023	Consumer LHFI
Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$97,917	$908,617	$553,441	$195,241	$107,846	$328,376	$—	$2,191,438
Past due 30-89 days	—	2,997	3,303	1,131	239	1,219	—	8,889
Past due 90 days or more	—	380	225	60	114	173	—	952
Nonaccrual	—	3,798	6,291	3,466	2,111	9,583	—	25,249
Total	97,917	915,792	563,260	199,898	110,310	339,351	—	2,226,528
Current period gross charge-offs	294	—	—	—	—	—	—	294

Consumer loans:
Current	$19,717	$56,948	$21,458	$7,526	$2,028	$1,216	$55,435	$164,328
Past due 30-89 days	467	376	179	23	25	9	533	1,612
Past due 90 days or more	18	20	5	—	—	—	243	286
Nonaccrual	—	125	48	21	—	—	44	238
Total	20,202	57,469	21,690	7,570	2,053	1,225	56,255	166,464
Current period gross charge-offs	1,373	177	75	32	1	1	496	2,155

Total consumer LHFI	$129,632	$1,061,525	$614,232	$216,118	$118,911	$355,822	$465,503	$2,961,743
Total consumer LHFI gross charge-offs	$1,667	$177	$80	$32	$2	$7	$518	$2,483

Total LHFI	$744,737	$4,086,788	$2,385,101	$1,611,584	$781,457	$1,367,597	$1,519,931	$12,497,195
Total current period gross charge-offs	$1,667	$385	$281	$90	$2	$46	$525	$2,996

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Loans secured by real estate:
Construction, land development and other land:
Pass - RR 1 through RR 6	$363,824	$119,727	$29,632	$3,405	$1,016	$2,364	$64,953	$584,921
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	146	199	—	1,415	—	—	44	1,804
Doubtful - RR 9	—	—	—	—	—	42	—	42
Total	363,970	119,926	29,632	4,820	1,016	2,406	64,997	586,767

Other secured by 1-4 family residential properties:
Pass - RR 1 through RR 6	$41,996	$33,346	$17,215	$9,341	$6,798	$2,870	$12,209	$123,775
Special Mention - RR 7	29	64	17	—	—	—	—	110
Substandard - RR 8	686	31	75	88	220	285	—	1,385
Doubtful - RR 9	15	—	—	—	—	—	—	15
Total	42,726	33,441	17,307	9,429	7,018	3,155	12,209	125,285

Secured by nonfarm, nonresidential properties:
Pass - RR 1 through RR 6	$889,556	$657,242	$603,515	$457,163	$205,425	$281,828	$130,052	$3,224,781
Special Mention - RR 7	10,284	—	—	271	—	—	—	10,555
Substandard - RR 8	12,034	1,066	9,457	905	706	18,488	693	43,349
Doubtful - RR 9	34	—	—	77	—	18	—	129
Total	911,908	658,308	612,972	458,416	206,131	300,334	130,745	3,278,814

Other real estate secured:
Pass - RR 1 through RR 6	$293,051	$156,386	$143,114	$107,827	$11,297	$17,626	$12,516	$741,817
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	30	—	309	—	5	68	126	538
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	293,081	156,386	143,423	107,827	11,302	17,694	12,642	742,355

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Commercial LHFI
Other loans secured by real estate:
Other construction
Pass - RR 1 through RR 6	$372,981	$306,904	$340,388	$833	$—	$—	$200	$1,021,306
Special Mention - RR 7	—	—	—	—	—	—	—	—
Substandard - RR 8	—	7,620	—	—	—	—	—	7,620
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	372,981	314,524	340,388	833	—	—	200	1,028,926

Commercial and industrial loans:
Pass - RR 1 through RR 6	$673,848	$261,962	$120,123	$44,994	$14,265	$69,078	$577,749	$1,762,019
Special Mention - RR 7	—	—	12,421	—	—	—	6,454	18,875
Substandard - RR 8	6,973	9,845	2,170	312	74	—	20,625	39,999
Doubtful - RR 9	240	53	10	4	35	—	24	366
Total	681,061	271,860	134,724	45,310	14,374	69,078	604,852	1,821,259

State and other political subdivision loans:
Pass - RR 1 through RR 6	$393,345	$223,302	$123,350	$39,031	$18,876	$421,588	$1,671	$1,221,163
Special Mention - RR 7	—	—	—	—	—	2,700	—	2,700
Substandard - RR 8	—	—	—	—	—	—	—	—
Doubtful - RR 9	—	—	—	—	—	—	—	—
Total	393,345	223,302	123,350	39,031	18,876	424,288	1,671	1,223,863

Other commercial loans:
Pass - RR 1 through RR 6	$88,763	$40,006	$28,239	$37,607	$6,424	$10,829	$244,882	$456,750
Special Mention - RR 7	879	—	—	—	—	—	—	879
Substandard - RR 8	3,728	98	—	—	16	1,134	9,301	14,277
Doubtful - RR 9	24	—	—	—	—	—	—	24
Total	93,394	40,104	28,239	37,607	6,440	11,963	254,183	471,930

Total commercial LHFI	$3,152,466	$1,817,851	$1,430,035	$703,273	$265,157	$828,918	$1,081,499	$9,279,199

	Term Loans by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
As of December 31, 2022	Consumer LHFI
Loans secured by real estate:
Construction, land development and other land:
Current	$62,049	$32,867	$3,304	$1,759	$1,679	$1,915	$—	$103,573
Past due 30-89 days	—	150	—	36	15	9	—	210
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	58	—	—	—	8	—	66
Total	62,049	33,075	3,304	1,795	1,694	1,932	—	103,849

Other secured by 1-4 family residential properties:
Current	$25,402	$7,983	$5,389	$4,894	$3,701	$7,252	$403,123	$457,744
Past due 30-89 days	19	35	15	134	5	286	3,197	3,691
Past due 90 days or more	—	—	—	1	—	—	452	453
Nonaccrual	88	24	4	20	7	454	3,020	3,617
Total	25,509	8,042	5,408	5,049	3,713	7,992	409,792	465,505

Secured by nonfarm, nonresidential properties:
Current	$—	$16	$—	$—	$—	$—	$—	$16
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	16	—	—	—	—	—	16

Other real estate secured:
Current	$—	$—	$89	$—	$5	$89	$—	$183
Past due 30-89 days	—	—	—	—	—	—	—	—
Past due 90 days or more	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total	—	—	89	—	5	89	—	183

Other loans secured by real estate:
Secured by 1-4 family residential properties
Current	$939,511	$559,804	$198,769	$109,466	$80,249	$262,196	$—	$2,149,995
Past due 30-89 days	3,967	3,752	2,119	425	—	1,906	—	12,169
Past due 90 days or more	835	777	272	—	134	1,100	—	3,118
Nonaccrual	2,363	4,180	3,275	1,896	2,028	6,033	—	19,775
Total	946,676	568,513	204,435	111,787	82,411	271,235	—	2,185,057

Consumer loans:
Current	$70,858	$25,771	$9,514	$2,509	$1,513	$295	$56,508	$166,968
Past due 30-89 days	1,431	238	159	8	23	10	946	2,815
Past due 90 days or more	28	12	7	1	2	—	216	266
Nonaccrual	79	41	19	17	4	—	21	181
Total	72,396	26,062	9,699	2,535	1,542	305	57,691	170,230

Total consumer LHFI	$1,106,630	$635,708	$222,935	$121,166	$89,365	$281,553	$467,483	$2,924,840

Total LHFI	$4,259,096	$2,453,559	$1,652,970	$824,439	$354,522	$1,110,471	$1,548,982	$12,204,039

Past Due LHFS

LHFS past due 90 days or more totaled $41.5 million and $49.3 million at March 31, 2023 and December 31, 2022, respectively. LHFS past due 90 days or more are serviced loans eligible for repurchase, which are fully guaranteed by the Government National Mortgage Association (GNMA). GNMA optional repurchase programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional. When Trustmark is deemed to have regained effective control over these loans under the unconditional buy-back option, the loans can no longer be reported as sold and must be brought back onto the balance sheet as loans held for sale, regardless of whether Trustmark intends to exercise the buy-back option. These loans are reported as held for sale with the offsetting liability being reported as short-term borrowings.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2023 or 2022.

ACL on LHFI

Trustmark’s ACL methodology for LHFI is based upon guidance within the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 326-20 as well as applicable regulatory guidance. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the LHFI portfolio is continuously monitored by Management and is reflected within the ACL for LHFI. The ACL is an estimate of expected losses inherent within Trustmark’s existing LHFI portfolio. The ACL for LHFI is adjusted through the PCL, LHFI and reduced by the charge off of loan amounts, net of recoveries.

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

The following table provides a description of each of Trustmark’s portfolio segments, loan classes, loan pools and the ACL methodology and loss drivers:

Portfolio Segment	Loan Class	Loan Pool	Methodology	Loss Drivers
Loans secured by real estate	Construction, land development and other land	1-4 family residential construction	DCF	Prime Rate, National GDP
		Lots and development	DCF	Prime Rate, Southern Unemployment
		Unimproved land	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
	Other secured by 1-4 family residential properties	Consumer 1-4 family - 1st liens	DCF	Prime Rate, Southern Unemployment
		All other consumer	DCF	Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Secured by nonfarm, nonresidential properties	Nonowner-occupied - hotel/motel	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - office	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied- Retail	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - senior living/nursing homes	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
	Other real estate secured	Nonresidential nonowner -occupied - apartments	DCF	Southern Vacancy Rate, Southern Unemployment
		Nonresidential owner-occupied	DCF	Southern Unemployment, National GDP
		Nonowner-occupied - all other	DCF	Southern Vacancy Rate, Southern Unemployment
Other loans secured by real estate	Other construction	Other construction	DCF	Prime Rate, National Unemployment
	Secured by 1-4 family residential properties	Trustmark mortgage	WARM	Southern Unemployment
Commercial and industrial loans	Commercial and industrial loans	Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data
		Equipment finance loans	WARM	Southern Unemployment, Southern GDP
		Credit cards	WARM	Trustmark call report data
		Equipment finance leases	WARM	Southern Unemployment, Southern GDP
Consumer loans	Consumer loans	Credit cards	WARM	Trustmark call report data
		Overdrafts	Loss Rate	Trustmark historical data
		All other consumer	DCF	Southern Unemployment
State and other political subdivision loans	State and other political subdivision loans	Obligations of state and political subdivisions	DCF	Moody's Bond Default Study
Other commercial loans	Other commercial loans	Other loans	DCF	Prime Rate, Southern Unemployment
		Commercial and industrial - non-working capital	DCF	Trustmark historical data
		Commercial and industrial - working capital	DCF	Trustmark historical data

In general, Trustmark utilizes a DCF method to estimate the quantitative portion of the ACL for loan pools. The DCF model consists of two key components, a loss driver analysis (LDA) and a cash flow analysis. For loan pools utilizing the DCF methodology, multiple assumptions are in place, depending on the loan pool. A reasonable and supportable forecast is utilized for each loan pool by developing a LDA for each loan class. The LDA uses charge off data from Federal Financial Institutions Examination Council (FFIEC) reports to construct a periodic default rate (PDR). The PDR is decomposed into a PD. Regressions are run using the data for various macroeconomic variables in order to determine which ones correlate to Trustmark’s losses. These variables are then incorporated into the application to calculate a quarterly PD using a third-party baseline forecast. In addition to the PD, a LGD is derived using a method referred to as Frye Jacobs. The Frye Jacobs method is a mathematical formula that traces the relationship between LGD and PD over time and projects the LGD based on the levels of PD forecasts. This model approach is applicable to all pools within the construction, land development and other land, other secured by 1-4 family residential properties, secured by nonfarm, nonresidential properties and other real estate secured loan classes as well as consumer loans and other commercial loans.

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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), Southern GDP, Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Due to multiple periods having a PD or LGD at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark’s historical loss experience and applied at a portfolio level.

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

The following tables disaggregate the ACL and the amortized cost basis of the loans by the measurement methodology used at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$113	$13,147	$13,260	$1,540	680,674	$682,214
Other secured by 1-4 family residential properties	—	11,918	11,918	473	595,047	595,520
Secured by nonfarm, nonresidential properties	—	18,640	18,640	4,168	3,371,411	3,375,579
Other real estate secured	—	2,362	2,362	—	847,527	847,527
Other loans secured by real estate:
Other construction	7,620	6,850	14,470	7,620	1,033,938	1,041,558
Secured by 1-4 family residential properties	—	26,156	26,156	1,672	2,224,856	2,226,528
Commercial and industrial loans	9,290	14,172	23,462	23,501	1,890,636	1,914,137
Consumer loans	—	5,532	5,532	—	166,464	166,464
State and other political subdivision loans	—	729	729	—	1,193,727	1,193,727
Other commercial loans	879	4,831	5,710	879	453,062	453,941
Total	$17,902	$104,337	$122,239	$39,853	$12,457,342	$12,497,195

	December 31, 2022
	ACL			LHFI
	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total	Individually Evaluated for Credit Loss	Collectively Evaluated for Credit Loss	Total
Loans secured by real estate:
Construction, land development and other land	$121	$12,707	$12,828	$1,558	$689,058	$690,616
Other secured by 1-4 family residential properties	—	12,374	12,374	482	590,308	590,790
Secured by nonfarm, nonresidential properties	—	19,488	19,488	4,841	3,273,989	3,278,830
Other real estate secured	—	4,743	4,743	—	742,538	742,538
Other loans secured by real estate:
Other construction	7,620	7,512	15,132	7,620	1,021,306	1,028,926
Secured by 1-4 family residential properties	—	21,185	21,185	1,193	2,183,864	2,185,057
Commercial and industrial loans	9,946	13,194	23,140	24,594	1,796,665	1,821,259
Consumer loans	—	5,792	5,792	—	170,230	170,230
State and other political subdivision loans	—	885	885	—	1,223,863	1,223,863
Other commercial loans	—	4,647	4,647	—	471,930	471,930
Total	$17,687	$102,527	$120,214	$40,288	$12,163,751	$12,204,039

Changes in the ACL, LHFI were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$120,214	$99,457
Loans charged-off	(2,996)	(2,242)
Recoveries	1,777	2,379
Net (charge-offs) recoveries	(1,219)	137
PCL, LHFI	3,244	(860)
Balance at end of period	$122,239	$98,734

The following tables detail changes in the ACL, LHFI by loan class for the periods presented ($ in thousands):

	Three Months Ended March 31, 2023
	Balance at Beginning of Period	Charge-offs	Recoveries	PCL	Balance at End of Period
Loans secured by real estate:
Construction, land development and other land	$12,828	$(14)	$8	$438	$13,260
Other secured by 1-4 family residential properties	12,374	(34)	47	(469)	11,918
Secured by nonfarm, nonresidential properties	19,488	(28)	96	(916)	18,640
Other real estate secured	4,743	—	3	(2,384)	2,362
Other loans secured by real estate:
Other construction	15,132	—	30	(692)	14,470
Secured by 1-4 family residential properties	21,185	(294)	6	5,259	26,156
Commercial and industrial loans	23,140	(471)	270	523	23,462
Consumer loans	5,792	(2,155)	1,317	578	5,532
State and other political subdivision loans	885	—	—	(156)	729
Other commercial loans	4,647	—	—	1,063	5,710
Total	$120,214	$(2,996)	$1,777	$3,244	$122,239

The increases in the PCL, LHFI for the three months ended March 31, 2023 were primarily attributable to loan growth and the Nature and Volume of Portfolio qualitative factor.

The PCL, LHFI for the secured by nonfarm, nonresidential properties portfolio and the other real estate secured portfolio decreased $3.3 million during the three months ended March 31, 2023 primarily due to improvements in the macroeconomic forecast variables used in the ACL modeling, such as National and Southern Unemployment, National GDP, Prime Rate, and Southern Vacancy Rate and the PD and LGD floors.

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

Note 4 – Mortgage Banking

MSR

The activity in the MSR is detailed in the table below for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$129,677	$87,687
Origination of servicing assets	2,646	5,128
Change in fair value:
Due to market changes	(3,972)	22,020
Due to run-off	(1,145)	(3,785)
Balance at end of period	$127,206	$111,050

Trustmark determines the fair value of the MSR using a valuation model administered by a third party that calculates the present value of estimated future net servicing income. Trustmark considers the conditional prepayment rate (CPR), which is an estimated loan prepayment rate that uses historical prepayment rates for previous loans similar to the loans being evaluated, the float rate, which is the interest rate earned on escrow balances, and the discount rate as some of the primary assumptions used in determining the fair value of the MSR. An increase in either the CPR or discount rate assumption will result in a decrease in the fair value of the MSR, while a decrease in either assumption will result in an increase in the fair value of the MSR. An increase in the float rate will result in an increase in the fair value of the MSR, while a decrease in the float rate will result in a decrease in the fair value of the MSR. At March 31, 2023, the fair value of the MSR included an assumed average prepayment speed of 8 CPR and an average discount rate of 10.08% compared to an assumed average prepayment speed of 9 CPR and an average discount rate of 9.56% at March 31, 2022.

Mortgage Loans Serviced/Sold

During the first three months of 2023 and 2022, Trustmark sold $213.8 million and $373.6 million, respectively, of residential mortgage loans. Gains on these sales were recorded as noninterest income in mortgage banking, net and totaled $3.8 million for the first three months of 2023 compared to $6.2 million for the first three months of 2022.

The table below details the mortgage loans sold and serviced for others at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Federal National Mortgage Association	$4,690,190	$4,684,815
Government National Mortgage Association	3,372,781	3,350,222
Federal Home Loan Mortgage Corporation	56,479	52,023
Other	32,478	28,764
Total mortgage loans sold and serviced for others	$8,151,928	$8,115,824

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

When a putback request is received, Trustmark evaluates the request and takes appropriate actions based on the nature of the request. Trustmark is required by FNMA and FHLMC to provide a response to putback requests within 60 days of the date of receipt. The total mortgage loan servicing putback expenses are included in other expense. At both March 31, 2023 and 2022, Trustmark had a reserve for mortgage loan servicing putback expenses of $500 thousand.

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

Note 5 – Other Real Estate

At March 31, 2023, Trustmark’s geographic other real estate distribution was primarily concentrated in its Mississippi market region. The ultimate recovery of a substantial portion of the carrying amount of other real estate is susceptible to changes in market conditions in this area.

For the periods presented, changes and gains (losses), net on other real estate were as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$1,986	$4,557
Additions	300	45
Disposals	(542)	(1,868)
(Write-downs) recoveries	(60)	453
Balance at end of period	$1,684	$3,187

Gains (losses), net on the sale of other real estate included in other real estate expense	$(77)	$(455)

At March 31, 2023 and December 31, 2022, other real estate by type of property consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
1-4 family residential properties	$1,273	$1,128
Nonfarm, nonresidential properties	411	561
Other real estate properties	—	297
Total other real estate	$1,684	$1,986

At March 31, 2023 and December 31, 2022, other real estate by geographic location consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Alabama	$—	$194
Mississippi (1)	1,495	1,769
Tennessee (2)	189	23
Total other real estate	$1,684	$1,986
(1)
Mississippi includes Central and Southern Mississippi Regions.
(2)
Tennessee includes Memphis, Tennessee and Northern Mississippi Regions.

At March 31, 2023, the balance of other real estate included $1.3 million of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property compared to $1.1 million at December 31, 2022. At March 31, 2023 and December 31, 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2.8 million and $2.9 million, respectively.

Note 6 – Leases

The following table details the components of net lease cost for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Finance leases:
Amortization of right-of-use assets	$357	$387
Interest on lease liabilities	42	49
Operating lease cost	1,285	1,275
Short-term lease cost	89	132
Variable lease cost	255	311
Sublease income	(3)	(80)
Net lease cost	$2,025	$2,074

The following table details the cash payments included in the measurement of lease liabilities during the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Finance leases:
Operating cash flows included in operating activities	$42	$49
Financing cash flows included in payments under finance lease obligations	342	366
Operating leases:
Operating cash flows (fixed payments) included in other operating activities, net	1,242	1,276
Operating cash flows (liability reduction) included in other operating activities, net	944	1,041

The following table details balance sheet information, as well as weighted-average lease terms and discount rates, related to leases at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Finance lease right-of-use assets, net of accumulated depreciation	$4,180	$4,537
Finance lease liabilities	4,713	5,055
Operating lease right-of-use assets	35,315	36,301
Operating lease liabilities	37,988	38,932

Weighted-average lease term:
Finance leases	8.90 years	8.72 years
Operating leases	9.43 years	9.64 years

Weighted-average discount rate:
Finance leases	3.62%	3.49%
Operating leases	3.22%	3.22%

At March 31, 2023, future minimum rental commitments under finance and operating leases were as follows ($ in thousands):

	Finance Leases	Operating Leases
2023 (excluding the three months ended March 31, 2023)	$501	$3,771
2024	572	5,031
2025	584	4,998
2026	589	4,690
2027	594	4,457
Thereafter	2,685	20,954
Total minimum lease payments	5,525	43,901
Less imputed interest	(812)	(5,913)
Lease liabilities	$4,713	$37,988

Note 7 – Deposits

At March 31, 2023 and December 31, 2022, deposits consisted of the following ($ in thousands):

	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$3,797,055	$4,093,771
Interest-bearing demand	4,654,815	4,773,219
Savings	4,163,096	4,282,435
Time	2,168,695	1,288,223
Total	$14,783,661	$14,437,648

Note 8 – Securities Sold Under Repurchase Agreements

Trustmark utilizes securities sold under repurchase agreements as a source of borrowing in connection with overnight repurchase agreements offered to commercial deposit customers by using its unencumbered investment securities as collateral. Trustmark accounts for its securities sold under repurchase agreements as secured borrowings in accordance with FASB ASC Subtopic 860-30, “Transfers and Servicing – Secured Borrowing and Collateral.” Securities sold under repurchase agreements are stated at the amount of cash received in connection with the transaction. Trustmark monitors collateral levels on a continual basis and may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under repurchase agreements were secured by securities with a carrying amount of $41.3 million and $102.4 million at March 31, 2023 and December 31, 2022, respectively. Trustmark’s repurchase agreements are transacted under master repurchase agreements that give Trustmark, in the event of default by the counterparty, the right of offset with the same counterparty. At both March 31, 2023 and December 31, 2022, all repurchase agreements were short-term and consisted primarily of sweep repurchase arrangements, under which excess deposits are “swept” into overnight repurchase agreements with Trustmark. The following table presents the securities sold under repurchase agreements by collateral pledged at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Mortgage-backed securities
Residential mortgage pass-through securities
Issued by FNMA and FHLMC	$24,519	$41,732
Other residential mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	624	1,111
Commercial mortgage-backed securities
Issued or guaranteed by FNMA, FHLMC or GNMA	—	21,277
Total securities sold under repurchase agreements	$25,143	$64,120

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

Trustmark records a gain or loss from the sale of other real estate when control of the property transfers to the buyer. Trustmark records the gain or loss from the sale of other real estate in noninterest expense as other, net. Other real estate sales for the three months ended March 31, 2023 resulted in a net loss of $78 thousand compared to a net loss of $455 thousand for the three months ended March 31, 2022.

The following table presents noninterest income disaggregated by reportable operating segment and revenue stream for the periods presented ($ in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Topic 606	Not Topic 606 (1)	Total	Topic 606	Not Topic 606 (1)	Total
General Banking Segment
Service charges on deposit accounts	$10,315	$—	$10,315	$9,431	$—	$9,431
Bank card and other fees	7,643	149	7,792	7,417	1,015	8,432
Mortgage banking, net	—	7,639	7,639	—	9,873	9,873
Wealth management	233	—	233	24	—	24
Other, net	2,988	(608)	2,380	2,518	657	3,175
Total noninterest income	$21,179	$7,180	$28,359	$19,390	$11,545	$30,935

Wealth Management Segment
Service charges on deposit accounts	$21	$—	$21	$20	$—	$20
Bank card and other fees	11	—	11	10	—	10
Wealth management	8,547	—	8,547	9,030	—	9,030
Other, net	45	95	140	32	7	39
Total noninterest income	$8,624	$95	$8,719	$9,092	$7	$9,099

Insurance Segment
Insurance commissions	$14,305	$—	$14,305	$14,089	$—	$14,089
Other, net	(6)	—	(6)	(8)	—	(8)
Total noninterest income	$14,299	$—	$14,299	$14,081	$—	$14,081

Consolidated
Service charges on deposit accounts	$10,336	$—	$10,336	$9,451	$—	$9,451
Bank card and other fees	7,654	149	7,803	7,427	1,015	8,442
Mortgage banking, net	—	7,639	7,639	—	9,873	9,873
Insurance commissions	14,305	—	14,305	14,089	—	14,089
Wealth management	8,780	—	8,780	9,054	—	9,054
Other, net	3,027	(513)	2,514	2,542	664	3,206
Total noninterest income	$44,102	$7,275	$51,377	$42,563	$11,552	$54,115
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

The following table presents information regarding the net periodic benefit cost for the Continuing Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Service cost	$13	$29
Interest cost	73	48
Expected return on plan assets	(26)	(30)
Recognized net loss due to lump sum settlements	25	—
Recognized net actuarial loss	—	60
Net periodic benefit cost	$85	$107

For the plan year ending December 31, 2023, Trustmark’s minimum required contribution to the Continuing Plan is $159 thousand; however, Management and the Board of Directors of Trustmark will monitor the Continuing Plan throughout 2023 to determine any additional funding requirements by the plan’s measurement date, which is December 31.

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

The following table presents information regarding the net periodic benefit cost for Trustmark’s nonqualified supplemental retirement plans for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Service cost	$17	$18
Interest cost	520	330
Amortization of prior service cost	28	28
Recognized net actuarial loss	77	255
Net periodic benefit cost	$642	$631

Note 11 – Stock and Incentive Compensation

Trustmark has granted restricted stock units subject to the provisions of the Stock and Incentive Compensation Plan (the Stock Plan). Current outstanding and future grants of restricted stock units are subject to the provisions of the Stock Plan, which is designed to provide flexibility to Trustmark regarding its ability to motivate, attract and retain the services of key associates and directors. The Stock Plan also allows Trustmark to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units to key associates and directors.

Restricted Stock Grants

Performance Units

Trustmark’s performance units vest over three years and are granted to Trustmark’s executive and senior management teams. Performance units granted vest based on performance goals of return on average tangible equity and total shareholder return. Performance units are valued utilizing a Monte Carlo simulation model to estimate fair value of the units at the grant date. The Monte Carlo simulation was performed by an independent valuation consultant and requires the use of subjective modeling assumptions. These units are recognized using the straight-line method over the requisite service period. These units provide for achievement units if performance measures exceed 100%. The restricted stock agreement for these units provide for dividend privileges, but no voting rights.

Time-Based Units

Trustmark’s time-based units granted to Trustmark’s executive and senior management teams vest over three years. Trustmark’s time-based units granted to members of Trustmark’s Board of Directors vest over one year. Time-based units are valued utilizing the fair value of Trustmark’s stock at the grant date. These units are recognized on the straight-line method over the requisite service period. The restricted stock agreement for these units provide for dividend privileges, but no voting rights.

The following table summarizes the Stock Plan activity for the periods presented:

	Three Months Ended March 31, 2023
	Performance Units	Time-Vested Units
Nonvested units, beginning of period	148,416	312,978
Granted	70,666	119,073
Released from restriction	(39,943)	(66,101)
Forfeited	(2,728)	(563)
Nonvested units, end of period	176,411	365,387

The following table presents information regarding compensation expense for units under the Stock Plan for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Performance units	$278	$129
Time-vested units	1,437	1,116
Total compensation expense	$1,715	$1,245

Note 12 – Contingencies

Lending Related

Trustmark makes commitments to extend credit and issues standby and commercial letters of credit (letters of credit) in the normal course of business in order to fulfill the financing needs of its customers. The carrying amount of commitments to extend credit and letters of credit approximates the fair value of such financial instruments.

Commitments to extend credit are agreements to lend money to customers pursuant to certain specified conditions. Commitments generally have fixed expiration dates or other termination clauses. Because many of these commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contract amount of those instruments. Trustmark applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based upon the nature of the transaction and the assessed creditworthiness of the borrower. At March 31, 2023 and 2022, Trustmark had unused commitments to extend credit of $5.424 billion and $5.052 billion, respectively.

Letters of credit are conditional commitments issued by Trustmark to insure the performance of a customer to a third-party. A financial standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to repay an outstanding loan or debt instrument. A performance standby letter of credit irrevocably obligates Trustmark to pay a third-party beneficiary when a customer fails to perform some contractual, nonfinancial obligation. When issuing letters of credit, Trustmark uses the same policies regarding credit risk and collateral, which are followed in the lending process. At March 31, 2023 and 2022, Trustmark’s maximum exposure to credit loss in the event of nonperformance by the customer for letters of credit was $137.3 million and $202.6 million, respectively. These amounts consist primarily of commitments with maturities of less than three years, which have an immaterial carrying value. Trustmark holds collateral to support standby letters of credit when deemed necessary. As of March 31, 2023 and 2022, the fair value of collateral held was $31.3 million and $112.6 million, respectively.

ACL on Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheet as of March 31, 2023 and December 31, 2022.

Changes in the ACL on off-balance sheet credit exposures were as follows for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$36,838	$35,623
PCL, off-balance sheet credit exposures	(2,242)	(1,106)
Balance at end of period	$34,596	$34,517

Adjustments to the ACL on off-balance sheet credit exposures are recorded to PCL, off-balance sheet credit exposures. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2023 was primarily due to decreases in the total reserve rate used in the calculation for off-balance sheet credit exposures coupled with decreases in unfunded balances for the construction, land development and other land and other construction loan segments. The decrease in the ACL on off-balance sheet credit exposures for the three months ended March 31, 2022 was primarily due to a decrease in unfunded balances.

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

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement Agreement, a copy of which is filed as Exhibit 10.ai to the 2022 Annual Report and is incorporated herein by reference.

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

On May 3, 2023, the District Court for the Northern District of Texas approved the Settlement from the bench. On May 4, 2023, Judge Godbey signed the written orders confirming his oral ruling, including the judgment and bar order with respect to the Jackson Action. Absent an appeal, the Settlement will become effective after 60 days (the Settlement Effective Date). Within five days of the Settlement Effective Date, the parties to the Rotstain and Smith Actions will file agreed dismissals of those cases. Absent an appeal in either of the Rotstain and Smith Actions, those dismissals will become final 30 days after entered and signed by the respective judges. Trustmark will be required to make the Settlement payment within 30 days after those dismissals become final. Any appeal of any of the orders described above would delay the proceedings.

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

Note 13 – Earnings Per Share (EPS)

The following table reflects weighted-average shares used to calculate basic and diluted EPS for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Basic shares	61,011	61,514
Dilutive shares	182	196
Diluted shares	61,193	61,710

Weighted-average antidilutive stock awards were excluded in determining diluted EPS. Trustmark had no weighted-average antidilutive stock awards for the three months ended March 31, 2023 and 2022.

Note 14 – Statements of Cash Flows

The following table reflects specific transaction amounts for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022

Interest expense paid on deposits and borrowings	$54,823	$4,393
Noncash transfers from loans to other real estate	300	45
Operating right-of-use assets resulting from lease liabilities	—	475

Note 15 – Shareholders’ Equity

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2022 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. Accumulated other comprehensive income (loss), net of tax, is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of March 31, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2023. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios as set forth in the accompanying table, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2023, which Management believes have affected Trustmark’s or TNB’s present classification.

The following table provides Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2023 and December 31, 2022 ($ in thousands):

	Actual
	Regulatory Capital		Minimum	To Be Well
	Amount	Ratio	Requirement	Capitalized
At March 31, 2023:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,443,971	9.76%	7.00%	n/a
Trustmark National Bank	1,530,429	10.35%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,503,971	10.17%	8.50%	n/a
Trustmark National Bank	1,530,429	10.35%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,767,798	11.95%	10.50%	n/a
Trustmark National Bank	1,670,939	11.30%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,503,971	8.29%	4.00%	n/a
Trustmark National Bank	1,530,429	8.46%	4.00%	5.00%

At December 31, 2022:
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,413,672	9.74%	7.00%	n/a
Trustmark National Bank	1,501,889	10.34%	7.00%	6.50%

Tier 1 Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,473,672	10.15%	8.50%	n/a
Trustmark National Bank	1,501,889	10.34%	8.50%	8.00%

Total Capital (to Risk Weighted Assets)
Trustmark Corporation	$1,729,499	11.91%	10.50%	n/a
Trustmark National Bank	1,634,454	11.26%	10.50%	10.00%

Tier 1 Leverage (to Average Assets)
Trustmark Corporation	$1,473,672	8.47%	4.00%	n/a
Trustmark National Bank	1,501,889	8.65%	4.00%	5.00%

Stock Repurchase Program

On December 7, 2021, Trustmark's Board of Directors authorized a stock repurchase program effective January 1, 2022, under which $100.0 million of Trustmark's outstanding shares could be acquired through December 31, 2022. Under this authority, Trustmark repurchased approximately 789 thousand shares of its common stock valued at $24.6 million during 2022.

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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Securities available for sale and transferred securities:
Net unrealized holding gains (losses) arising during the period	$30,534	$(7,404)	$23,130	$(155,671)	$38,918	$(116,753)
Change in net unrealized holding loss on securities transferred to held to maturity	3,859	(965)	2,894	533	(133)	400
Total securities available for sale and transferred securities	34,393	(8,369)	26,024	(155,138)	38,785	(116,353)
Pension and other postretirement benefit plans:
Reclassification adjustments for changes realized in net income:
Net change in prior service costs	28	(7)	21	28	(8)	20
Recognized net loss due to lump sum settlements	25	(6)	19	—	—	—
Change in net actuarial loss	77	(19)	58	315	(78)	237
Total pension and other postretirement benefit plans	130	(32)	98	343	(86)	257
Cash flow hedge derivatives:
Change in accumulated gain (loss) on effective cash flow hedge derivatives	6,269	(1,567)	4,702	—	—	—
Reclassification adjustment for (gain) loss realized in net income	2,931	(733)	2,198	—	—	—
Total cash flow hedge derivatives	9,200	(2,300)	6,900	—	—	—
Total other comprehensive income (loss)	$43,723	$(10,701)	$33,022	$(154,795)	$38,699	$(116,096)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) for the periods presented ($ in thousands). All amounts are presented net of tax.

	Securities Available for Sale and Transferred Securities	Defined Benefit Pension Items	Cash Flow Hedge Derivatives	Total
Balance at January 1, 2023	$(254,442)	$(5,792)	$(15,169)	$(275,403)
Other comprehensive income (loss) before reclassification	26,024	—	4,702	30,726
Amounts reclassified from accumulated other comprehensive income (loss)	—	98	2,198	2,296
Net other comprehensive income (loss)	26,024	98	6,900	33,022
Balance at March 31, 2023	$(228,418)	$(5,694)	$(8,269)	$(242,381)

Balance at January 1, 2022	$(17,774)	$(14,786)	$—	$(32,560)
Other comprehensive income (loss) before reclassification	(116,353)	—	—	(116,353)
Amounts reclassified from accumulated other comprehensive income (loss)	—	257	—	257
Net other comprehensive income (loss)	(116,353)	257	—	(116,096)
Balance at March 31, 2022	$(134,127)	$(14,529)	$—	$(148,656)

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

Financial Assets and Liabilities

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value ($ in thousands). There were no transfers between fair value levels for the three months ended March 31, 2023 and the year ended December 31, 2022.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$386,903	$386,903	$—	$—
U.S. Government agency obligations	7,254	—	7,254	—
Obligations of states and political subdivisions	4,907	—	4,907	—
Mortgage-backed securities	1,585,098	—	1,585,098	—
Securities available for sale	1,984,162	386,903	1,597,259	—
LHFS	175,926	—	175,926	—
MSR	127,206	—	—	127,206
Other assets - derivatives	13,447	4,571	7,536	1,340
Other liabilities - derivatives	37,105	403	36,702	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
U.S. Treasury securities	$391,513	$391,513	$—	$—
U.S. Government agency obligations	7,766	—	7,766	—
Obligations of states and political subdivisions	4,862	—	4,862	—
Mortgage-backed securities	1,619,941	—	1,619,941	—
Securities available for sale	2,024,082	391,513	1,632,569	—
LHFS	135,226	—	135,226	—
MSR	129,677	—	—	129,677
Other assets - derivatives	8,871	54	8,660	157
Other liabilities - derivatives	45,379	474	44,905	—

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022 are summarized as follows ($ in thousands):

	MSR	Other Assets - Derivatives
Balance, January 1, 2023	$129,677	$157
Total net (loss) gain included in Mortgage banking, net (1)	(5,117)	1,288
Additions	2,646	—
Sales	—	(105)
Balance, March 31, 2023	$127,206	$1,340

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2023	$(3,972)	$531

Balance, January 1, 2022	$87,687	$1,859
Total net (loss) gain included in Mortgage banking, net (1)	18,235	(842)
Additions	5,128	—
Sales	—	(1,537)
Balance, March 31, 2022	$111,050	$(520)

The amount of total gains (losses) for the period included in earnings that are attributable to the change in unrealized gains or losses still held at March 31, 2022	$22,020	$(1,341)

(1)
Total net (loss) gain included in Mortgage banking, net relating to the MSR includes changes in fair value due to market changes and due to run-off.

Trustmark may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. Assets at March 31, 2023, which have been measured at fair value on a nonrecurring basis, include collateral-dependent LHFI. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or as is value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on an annual basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Trustmark’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. At March 31, 2023, Trustmark had outstanding balances of $39.9 million with a related ACL of $17.9 million in collateral-dependent LHFI, compared to outstanding balances of $40.3 million with a related ACL of $17.7 million in collateral-dependent LHFI at December 31, 2022. The collateral-dependent LHFI are classified as Level 3 in the fair value hierarchy.

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

Foreclosed assets of $430 thousand were remeasured during the first three months of 2023, requiring write-downs of $20 thousand to reach their current fair values compared to no write-downs of foreclosed assets during the first three months of 2022.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.

The carrying amounts and estimated fair values of financial instruments at March 31, 2023 and December 31, 2022, are as follows ($ in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Level 2 Inputs:
Cash and short-term investments	$1,297,144	$1,297,144	$738,787	$738,787
Securities held to maturity	1,474,338	1,406,405	1,494,514	1,406,589
Level 3 Inputs:
Net LHFI	12,374,956	12,211,328	12,083,825	11,850,318

Financial Liabilities:
Level 2 Inputs:
Deposits	14,783,661	14,752,438	14,437,648	14,404,661
Federal funds purchased and securities sold under repurchase agreements	477,980	477,980	449,331	449,331
Other borrowings	1,485,181	1,485,175	1,050,938	1,050,932
Subordinated notes	123,317	106,875	123,262	113,125
Junior subordinated debt securities	61,856	45,773	61,856	46,392

Fair Value Option

Trustmark has elected to account for its mortgage LHFS under the fair value option, with interest income on these mortgage LHFS reported in interest and fees on LHFS and LHFI. The fair value of the mortgage LHFS is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan. The mortgage LHFS are actively managed and monitored and certain market risks of the loans may be mitigated through the use of derivatives. These derivative instruments are carried at fair value with changes in fair value recorded as noninterest income in mortgage banking, net. The changes in the fair value of LHFS are largely offset by changes in the fair value of the derivative instruments. For the three months ended March 31, 2023, a net gain of $944 thousand was recorded as noninterest income in mortgage banking, net for changes in the fair value of LHFS accounted for under the fair value option, compared to a net loss of $5.6 million for the three months ended March 31, 2022. Interest and fees on LHFS and LHFI for the three months ended March 31, 2023 included $1.5 million of interest earned on LHFS accounted for under the fair value option, compared to $1.3 million for the three months ended March 31, 2022. Election of the fair value option allows Trustmark to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The fair value option election does not apply to GNMA optional repurchase loans which do not meet the requirements under FASB ASC Topic 825 to be accounted for under the fair value option. GNMA optional repurchase loans totaled $55.4 million and $70.8 million at March 31, 2023 and December 31, 2022, respectively, and are included in LHFS on the accompanying consolidated balance sheets. For additional information regarding GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and ACL, LHFI.

The following table provides information about the fair value and the contractual principal outstanding of LHFS accounted for under the fair value option at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Fair value of LHFS	$120,530	$64,421
LHFS contractual principal outstanding	118,665	63,427
Fair value less unpaid principal	$1,865	$994

Note 17 – Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $875.0 million compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in accumulated other comprehensive income (loss). Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $9 thousand of amortization expense for the three months ended March 31, 2023 and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in accumulated other comprehensive income (loss) are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. During the next twelve months, Trustmark estimates that $12.4 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives not Designated as Hedging Instruments

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in the fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting. The total notional amount of these derivative instruments was $253.5 million at March 31, 2023 compared to $277.0 million at December 31, 2022. Changes in the fair value of these exchange-traded derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of the MSR. The impact of this strategy resulted in a net negative ineffectiveness of $1.8 million and a net positive ineffectiveness of $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

As part of Trustmark’s risk management strategy in the mortgage banking area, derivative instruments such as forward sales contracts are utilized. Trustmark’s obligations under forward sales contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by changes in the fair value of LHFS. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $162.5 million at March 31, 2023, with a negative valuation adjustment of $735 thousand, compared to $97.0 million, with a positive valuation adjustment of $168 thousand, at December 31, 2022.

Trustmark also utilizes derivative instruments such as interest rate lock commitments in its mortgage banking area. Interest rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified time period. Changes in the fair value of these derivative instruments are recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of forward sales contracts. Trustmark’s off-balance sheet obligations under these derivative instruments totaled $126.9 million at March 31, 2023, with a positive valuation adjustment of $1.3 million, compared to $68.4 million, with a positive valuation adjustment of $157 thousand, at December 31, 2022.

Trustmark offers certain derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. At March 31, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.414 billion related to this program, compared to $1.391 billion at December 31, 2022.

Credit-risk-related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be declared in default on its derivatives obligations.

At March 31, 2023, the termination value of interest rate swaps in a liability position totaled $832 thousand, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to no termination value at December 31, 2022. At March 31, 2023 and December 31, 2022, Trustmark had posted collateral of $1.2 million and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at the termination value.

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2023 and December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with aggregate notional amounts of $49.9 million and $50.2 million, respectively. At March 31, 2023, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $242.1 million compared to twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2023 and December 31, 2022.

Tabular Disclosures

The following tables disclose the fair value of derivative instruments in Trustmark’s consolidated balance sheets at March 31, 2023 and December 31, 2022 as well as the effect of these derivative instruments on Trustmark’s results of operations for the periods presented ($ in thousands):

	March 31, 2023	December 31, 2022
Derivatives in hedging relationships:
Interest rate contracts:
Interest rate swaps included in other assets (1)	$863	$—
Interest rate floors included in other assets	628	—
Interest rate swaps included in other liabilities (1)	—	761

Derivatives not designated as hedging instruments:
Interest rate contracts:
Exchange traded purchased options included in other assets	$59	$38
OTC written options (rate locks) included in other assets	1,340	157
Futures contracts included in other assets	4,512	16
Interest rate swaps included in other assets (1)	6,039	8,654
Credit risk participation agreements included in other assets	6	6
Futures contracts included in other liabilities	—	268
Forward contracts included in other liabilities	735	(168)
Exchange traded written options included in other liabilities	403	206
Interest rate swaps included in other liabilities (1)	35,941	44,304
Credit risk participation agreements included in other liabilities	26	8

(1)
In accordance with GAAP, the variation margin collateral payments made or received for interest rate swaps that are centrally cleared are legally characterized as settled. As a result, the centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets.

	Three Months Ended March 31,
	2023	2022
Derivatives in hedging relationships:
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) and recognized in interest and fees on LHFS & LHFI	$(2,931)	$—

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in mortgage banking, net	$2,455	$(17,518)
Amount of gain (loss) recognized in bank card and other fees	(10)	409

The following table discloses the amount included in other comprehensive income (loss), net of tax, for derivative instruments designated as cash flow hedges for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Derivatives in cash flow hedging relationship
Amount of gain (loss) recognized in other comprehensive income (loss), net of tax	$4,702	$—

Trustmark’s interest rate swap derivative instruments are subject to master netting agreements, and therefore, eligible for offsetting in the consolidated balance sheets. Trustmark has elected to not offset any derivative instruments in its consolidated balance sheets. Information about financial instruments that are eligible for offset in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 is presented in the following tables ($ in thousands):

Offsetting of Derivative Assets
As of March 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$7,530	$—	$7,530	$(1,084)	$(1,230)	$5,216

Offsetting of Derivative Liabilities
As of March 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$35,941	$—	$35,941	$(1,084)	$(1,230)	$33,627

Offsetting of Derivative Assets
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,415	$—	$9,415	$—	$(2,230)	$7,185

Offsetting of Derivative Liabilities
As of December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
Derivatives	$44,304	$—	$44,304	$—	$(740)	$43,564

Note 18 – Segment Information

Trustmark’s management reporting structure includes three segments: General Banking, Wealth Management and Insurance. For a complete overview of Trustmark’s operating segments, see Note 20 – Segment Information included in Part II. Item 8. – Financial Statements and Supplementary Data, of Trustmark’s 2022 Annual Report.

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

The following table discloses financial information by reportable segment for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
General Banking
Net interest income	$136,159	$97,991
Provision for credit losses	934	(1,959)
Noninterest income	28,359	30,935
Noninterest expense	109,590	103,333
Income before income taxes	53,994	27,552
Income taxes	7,924	3,101
General banking net income	$46,070	$24,451
Selected Financial Information
Total assets	$18,578,910	$17,123,482
Depreciation and amortization	$7,443	$10,176

Wealth Management
Net interest income	$1,439	$1,356
Provision for credit losses	68	(7)
Noninterest income	8,719	9,099
Noninterest expense	8,034	8,282
Income before income taxes	2,056	2,180
Income taxes	513	546
Wealth management net income	$1,543	$1,634
Selected Financial Information
Total assets	$207,414	$231,295
Depreciation and amortization	$69	$73

Insurance
Net interest income	$(3)	$(3)
Noninterest income	14,299	14,081
Noninterest expense	10,703	9,904
Income before income taxes	3,593	4,174
Income taxes	906	1,048
Insurance net income	$2,687	$3,126
Selected Financial Information
Total assets	$90,854	$86,774
Depreciation and amortization	$154	$192

Consolidated
Net interest income	$137,595	$99,344
Provision for credit losses	1,002	(1,966)
Noninterest income	51,377	54,115
Noninterest expense	128,327	121,519
Income before income taxes	59,643	33,906
Income taxes	9,343	4,695
Consolidated net income	$50,300	$29,211
Selected Financial Information
Total assets	$18,877,178	$17,441,551
Depreciation and amortization	$7,666	$10,441

Note 19 – Accounting Policies Recently Adopted and Pending Accounting Pronouncements

Accounting Policies Recently Adopted

Except for the changes detailed below, Trustmark has consistently applied its accounting policies to all periods presented in the accompanying consolidated financial statements.

ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Trouble Debt Restructurings and Vintage Disclosures.” Issued in March 2022, ASU 2022-02 seeks to improve the decision usefulness of information provided to investors concerning certain loan refinancings, restructurings and write-offs. In regard to troubled debt restructurings (TDRs) by creditors, investors and preparers observed that the additional designation of a loan modification as a TDR and the related accounting are unnecessarily complex and no longer provide decision-useful information. The amendments of ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in FASB ASC Subtopic 310-40, “Receivables-Troubled Debt Restructurings by Creditors,” as it is no longer meaningful due to the implementation of FASB ASC Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Therefore, most losses that would have been realized for a TDR under FASB ASC Subtopic 310-40 are now captured by the accounting required under FASB ASC Topic 326. The amendments of ASU 2022-02 also enhanced disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders also noted inconsistency in the requirement for a public business entity (PBE) to disclose gross write-offs and gross recoveries by class of financing receivable and major security type in certain vintage disclosures. Financial statement users expressed that, in addition to the existing vintage disclosures in FASB ASC Topic 326, information about gross write-offs by year of origination would be helpful in understanding credit quality changes in an entity’s loan portfolio and underwriting performance. For PBEs, the amendments of ASU 2022-02 require that an entity disclose current period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of FASB ASC Subtopic 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost.” For write-offs associated with origination dates that are more than five annual periods before the reporting period, an entity may present aggregate amounts in the current period for financing receivables and net investment in leases. The amendments of ASU 2022-02 are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2022 for entities that have already adopted the amendments of ASU 2016-13. Early adoption is permitted, provided that an entity has adopted ASU 2016-13. If an entity elects to early adopt the amendments of this ASU during an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. In addition, an entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. Trustmark adopted the amendments of ASU 2022-02 effective January 1, 2023. The amendments of ASU 2022-02 include only changes to certain financial statement disclosures; and, therefore, adoption of ASU 2022-02 did not have a material impact on Trustmark’s consolidated financial statements or results of operations. The enhanced disclosures required by ASU 2022-02 are presented in Note 3 - LHFI and ACL, LHFI of this report.

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

Description of Business

Trustmark, a Mississippi business corporation incorporated in 1968, is a bank holding company headquartered in Jackson, Mississippi. Trustmark’s principal subsidiary is Trustmark National Bank (TNB), initially chartered by the State of Mississippi in 1889. At March 31, 2023, TNB had total assets of $18.875 billion, which represented approximately 99.99% of the consolidated assets of Trustmark.

Through TNB and its other subsidiaries, Trustmark operates as a financial services organization providing banking and other financial solutions through offices and 2,758 full-time equivalent associates (measured at March 31, 2023) located in the states of Alabama (includes the Georgia Loan Production Office (LPO), which are collectively referred to herein as Trustmark's Alabama market region), Florida (primarily in the northwest or “Panhandle” region of that state, which is referred to herein as Trustmark’s Florida market), Mississippi, Tennessee (in the Memphis and Northern Mississippi regions, which are collectively referred to herein as Trustmark’s Tennessee market), and Texas (primarily in Houston, which is referred to herein as Trustmark’s Texas market). Trustmark’s operations are managed along three operating segments: General Banking Segment, Wealth Management Segment and Insurance Segment. For a complete overview of Trustmark’s business, see the section captioned “The Corporation” included in Part I. Item 1. – Business of Trustmark’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022 (2022 Annual Report).

Executive Overview

Trustmark's financial results for the three months ended March 31, 2023 reflected solid growth in loans held for investment (LHFI) and deposits of $293.2 million, or 2.4%, and $346.0 million, or 2.4%, respectively, and credit quality remained strong. Trustmark's strong financial performance during the first quarter of 2023 was impacted by the challenging financial services environment and increasingly competitive deposit costs; however, Trustmark remains well-positioned and committed to meeting the banking and financial needs of its customers and the communities it serves, and remains focused on providing support, advice and solutions to meet its customers’ unique needs.

Trustmark is committed to managing the franchise for the long term, supporting investments to promote profitable revenue growth, realigning delivery channels to support changing customer preferences as well as reengineering and efficiency opportunities to enhance long-term shareholder value. Trustmark's capital position remained solid, reflecting the consistent profitability of its diversified financial services businesses. Trustmark’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend is payable June 15, 2023, to shareholders of record on June 1, 2023.

Recent Economic and Industry Developments

Economic activity improved slightly during the first three months of 2023; however, economic concerns remain as a result of the cumulative weight of uncertainty regarding the potential economic impact of geopolitical developments, such as Russia's invasion of Ukraine, inflation, uncertainty regarding the federal government’s debt limit or a prolonged shutdown of the federal government, the consequences of recent bank failures and other economic and industry volatility, supply chain issues, higher energy prices and broader price pressures. Doubts surrounding the near-term direction of global markets and the potential impact on the United States economy are expected to persist for the near term. While Trustmark's customer base is wholly domestic, international economic conditions affect domestic economic conditions, and thus may have an impact upon Trustmark's financial condition or results of operations.

Market interest rates began to rise during 2022 after an extended period at historical lows and have continued to rise in early 2023. Starting in March 2022, the FRB began raising the target federal funds rate for the first time in three years and continued with multiple increases throughout 2022 and the first three months of 2023, up to a range of 4.75% to 5.00% as of March 2023. The FRB also signaled the possibility of additional rate increases throughout 2023. In addition, the FRB increased the interest that it pays on reserves multiple times during 2022 and the first three months of 2023 from 0.10% to 4.90% as of March 2023. As interest rates have increased, so have competitive pressures on the deposit cost of funds. This has been exacerbated by recent bank failures and the resulting heightened competition for deposits, which has also affected the interest that Trustmark pays on deposits. It is not possible to predict the pace and magnitude of changes in interest rates, or the impact rate changes will have on Trustmark's results of operations.

In the April 2023 “Summary of Commentary on Current Economic Conditions by Federal Reserve District,” the twelve Federal Reserve Districts’ reports suggested that economic activity during the reporting period (covering the period from February 28, 2023 through April 10, 2023) increased slightly; however, conditions varied across industries and Federal Reserve Districts (Districts). Reports by the twelve Districts noted the following during the reporting period:

•
Consumer spending was generally seen as flat to down slightly amid continued reports of moderate price growth. Auto sales remained steady overall, with a couple Districts reporting improved sales and inventory levels. Travel and tourism increased across much of the country. Manufacturing activity was widely reported as flat or down even as supply chains continued to improve. Transportation and freight volumes were also flat to down.
•
On balance, residential real estate sales and new construction activity softened modestly. Nonresidential construction was little changed while sales and leasing activity was generally flat to down.
•
Lending volumes and loan demand generally declined across consumer and business loan types. Several Districts noted that banks tightened lending standards amid increased uncertainty and concerns about liquidity.
•
The majority of Districts reported steady to increasing demand and sales for nonfinancial services. Agriculture conditions were mostly unchanged, while some softening was reported in energy markets.
•
Employment growth moderated somewhat during the reporting period as several Districts reported a slower pace of growth. A small number of firms (centered at a subset of the largest companies) reported mass layoffs, while other firms opted to allow for natural attrition to occur and to hire only for critically important roles. Contacts reported the labor market becoming less tight as several Districts noted increases to the labor supply. Firms benefited from better employee retention, which allowed them to hire for open roles while not constantly trying to back-fill positions. Wages showed some moderation but remained elevated. Several Districts reported declining needs for off-cycle wage increases compared to the prior year.
•
Overall price levels rose moderately, though the rate of price increase appeared to be slowing. Contacts noted modest-to-sharp declines in the prices of nonlabor inputs and significantly lower freight costs. Producer prices for finished goods rose modestly, albeit at a slightly slower pace. Selling price pressures eased broadly in manufacturing and services sectors. Consumer prices generally increased due to still-elevated demand as well as higher inventory and labor costs. Prices for homes and rents leveled out in most Districts but remained at near record highs. Contacts expected further relief from input cost pressures but anticipated changing their prices more frequently compared to previous years.

Reports by the Federal Reserve’s Sixth District, Atlanta (which includes Trustmark’s Alabama, Florida and Mississippi market regions), Eighth District, St. Louis (which includes Trustmark’s Tennessee market region), and Eleventh District, Dallas (which includes Trustmark’s Texas market region), noted similar findings for the reporting period as those discussed above. The Federal Reserve’s Sixth District also noted that liquidity pressures persisted for some financial institutions, but despite concerns about liquidity, banks indicated loan growth remained solid over the reporting period. Banking contacts in the Sixth District reported that a limited number of customers expressed concerns about recent bank failures and their level of uninsured deposits held at a single institution; however, banks have not experienced a large outflow of deposits. The Federal Reserve’s Sixth District also noted that unrealized losses remained elevated, limiting the ability to sell securities for liquidity without negatively impacting capital. The Federal Reserve’s Eighth District also reported that banking conditions remain stable, loan growth declined slightly in the commercial, industrial and consumer lending sectors but increased in the real estate sector, and total deposits fell. The Federal Reserve’s Eighth District also noted that contacts expect net interest margins to begin contracting if they have not already, as deposit costs are still increasing. Memphis banking contacts in the Eighth District reported a renewed focus in the industry on liquidity in light of recent bank failures, while expressing confidence in their diverse and strong deposit base. The Federal Reserve’s Eleventh District also reported loan demand continued to decline as bankers reported worsening business activity, loan volumes fell, driven largely by a sharp contraction in consumer loans, loan performance worsened slightly overall, credit standards and terms tightened sharply and increases in loan pricing was noted. Banking outlooks continued to deteriorate in the Federal Reserve’s Eleventh District, with contacts expecting a contraction in loan demand and business activity and an increase in nonperforming loans over the next six months. The Federal Reserve’s Eleventh District also noted that increased uncertainty and lack of confidence resulting from the recent banking issues were cited as concerns.

The rapid rise in interest rates during 2022 and the first three months of 2023, the resulting industry-wide reduction in the fair value of securities portfolios and the recent bank runs that led to the failures of some financial institutions in March 2023, among other events, have resulted in a current state of volatility and uncertainty with respect to the health of the United States banking system. There is heightened awareness around liquidity, uninsured deposits, deposit composition, unrecognized investment losses and capital. See further discussion around these items in the remaining sections of the Management’s Discussion and Analysis of this document.

Financial Highlights

Trustmark reported net income of $50.3 million, or basic and diluted earnings per share (EPS) of $0.82, in the first quarter of 2023, compared to $29.2 million, or basic and diluted EPS of $0.47, in the first quarter of 2022. Trustmark’s reported performance during the quarter ended March 31, 2023 produced a return on average tangible equity of 18.03%, a return on average assets of 1.10%, an average equity to average assets ratio of 8.24% and a dividend payout ratio of 28.05%, compared to a return on average tangible equity of 9.05%, a return on average assets of 0.68%, an average equity to average assets ratio of 9.79% and a dividend payout ratio of 48.94% during the quarter ended March 31, 2022.

Total revenue, which is defined as net interest income plus noninterest income, for the three months ended March 31, 2023 was $189.0 million, an increase of $35.5 million, or 23.1%, when compared to the same time period in 2022. The increase in total revenue for the three months ended March 31, 2023, when compared to the same time period in 2022, primarily resulted from an increase in net interest income, principally due to increases in interest and fees on loans held for sale (LHFS) and LHFI, other interest income and interest on securities, partially offset by an increase in total interest expense.

Net interest income for the three months ended March 31, 2023 totaled $137.6 million, an increase of $38.3 million, or 38.5%, when compared to the same time period in 2022. Interest income totaled $198.9 million for the three months ended March 31, 2023, an increase of $95.2 million, or 91.8%, when compared to the same time period in 2022, principally due to increases in interest and fees on LHFS and LHFI primarily due to loan growth and rising interest rates, other interest income primarily due to an increase in the rate paid by the Federal Reserve Bank of Atlanta (FRBA) on reserves and interest on securities primarily due to higher-yielding securities purchased throughout 2022. Interest expense totaled $61.3 million for the three months ended March 31, 2023, an increase of $56.9 million when compared to the same time period in 2022. The increase in interest expense when the first quarter of 2023 is compared to the same time period in 2022 was due to increases in interest on deposits primarily due to rising interest rates, increased competition for deposits and higher average balances, other interest expense primarily due to the increase in short-term Federal Home Loan Bank (FHLB) advances, and interest on federal funds purchased and securities sold under repurchase agreements primarily due to increases to the target rate for federal funds purchased by the FRB as well as an increase in upstream federal funds purchased.

Noninterest income for the three months ended March 31, 2023 totaled $51.4 million, a decrease of $2.7 million, or 5.1%, when compared to the same time period in 2022, primarily due to a decline in mortgage banking, net. Mortgage banking, net totaled $7.6 million for the three months ended March 31, 2023, a decrease of $2.2 million, or 22.6%, when compared to the same time period in 2022, principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness, partially offset by a decline in the run-off of the mortgage servicing rights (MSR).

Noninterest expense for the three months ended March 31, 2023 totaled $128.3 million, an increase of $6.8 million, or 5.6%, when compared to the same time period in 2022. The increase in noninterest expense for the first quarter of 2023 was principally due to increases in salaries and employee benefits and other expense. Salaries and employee benefits totaled $74.1 million for the three months ended March 31, 2023, an increase of $4.5 million, or 6.4%, when compared to the same time period in 2022, principally due to increases in salaries expense, primarily due to general merit increases as well as employees added related to the new Georgia LPO and accrued management performance incentives, partially offset by a decline in commission expense due to the decline in mortgage originations. Other expense totaled $14.8 million for the three months ended March 31, 2023, an increase of $1.3 million, or 9.9%, when compared to the same time period in 2022, principally due to increases in FDIC assessment expense, stationery and supplies expense, and other miscellaneous expenses, partially offset by a decline in loan expense.

Trustmark’s provision for credit losses (PCL) on LHFI for the three months ended March 31, 2023 totaled $3.2 million, an increase of $4.1 million when compared to the same time period in 2022. The PCL on LHFI for the first three months of 2023 primarily reflected an increase in required reserves as a result of loan growth and the Nature and Volume of Portfolio qualitative factor. The PCL on off-balance sheet credit exposures totaled a negative $2.2 million for the three months ended March 31, 2023, a decrease of $1.1 million when compared to the same time period in 2022. The negative PCL on off-balance sheet credit exposures for the first three months of 2023 primarily reflected a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures and a decline in the unfunded commitments balance. Please see the section captioned “Provision for Credit Losses” for additional information regarding the PCL on LHFI and off-balance sheet credit exposures.

At March 31, 2023, nonperforming assets totaled $74.1 million, an increase of $6.1 million, or 9.0%, compared to December 31, 2022, primarily as a result of an increase in nonaccrual loans. Nonaccrual LHFI totaled $72.4 million at March 31, 2023, an increase of $6.4 million, or 9.7%, relative to December 31, 2022, primarily due to loans placed on nonaccrual status in the Mississippi market region.

LHFI totaled $12.497 billion at March 31, 2023, an increase of $293.2 million, or 2.4%, compared to December 31, 2022. The increase in LHFI during the first three months of 2023 was primarily due to net growth in LHFI secured by real estate and commercial and industrial LHFI, partially offset by a decline in state and other political subdivision LHFI. For additional information regarding changes in LHFI and comparative balances by loan category, see the section captioned “LHFI.”

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

Total deposits were $14.784 billion at March 31, 2023, an increase of $346.0 million, or 2.4%, compared to December 31, 2022. During the first three months of 2023, noninterest-bearing deposits decreased $296.7 million, or 7.2%, reflecting declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $642.7 million, or 6.2%, during the first three months of 2023, primarily due to growth in consumer and business certificates of deposits (CDs), which was principally attributable to deposit campaigns offered during the first quarter of 2023, the addition of $150.0 million of brokered CDs and growth in consumer and business money market deposit accounts (MMDAs), partially offset by declines in consumer interest checking accounts and all categories of savings accounts.

Federal funds purchased and securities sold under repurchase agreements totaled $478.0 million at March 31, 2023, an increase of $28.6 million, or 6.4%, compared to December 31, 2022, principally due to an increase in upstream federal funds purchased. Other borrowings totaled $1.485 billion at March 31, 2023, an increase of $434.2 million, or 41.3%, compared to December 31, 2022, principally due to an increase in short-term FHLB advances obtained from the FHLB of Dallas. The increases in the upstream federal funds purchased and short-term FHLB advances as funding sources were principally due to Trustmark's continued strong loan growth and increased competition for deposits.

Recent Legislative and Regulatory Developments

Potential Regulatory Reforms in Response to Recent Bank Failures

The recent failures of Silicon Valley Bank, Santa Clara, California, Signature Bank, New York, New York, and First Republic Bank, San Francisco, California, in March and April of this year, may lead to regulatory changes and initiatives that could impact Trustmark.

For example, the FDIC has stated that it plans to impose a special deposit insurance assessment on banks in order to recover losses that the FDIC’s Deposit Insurance Fund (DIF) incurred in the receiverships of these institutions. Trustmark cannot predict the amount or timing of any special assessment or changes to the assessment calculation the FDIC may choose to impose in order to recover losses incurred by the FDIC's DIF. However, any special assessments or changes in the assessment calculation imposed by the FDIC could have a material adverse effect on Trustmark's financial condition and results of operations. In addition, President Biden has encouraged the federal banking agencies to adopt various reforms, including the completion of an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act, in response to these bank failures. On April 28, 2023, the FRB and the FDIC issued reports on the potential causes of failures of Silicon Valley Bank and Signature Bank, respectively. Among the changes discussed, the FRB and the FDIC highlighted potential changes needed to supervisory approaches for banks of all sizes as well as to regulatory requirements. Currently, it is unclear what actions federal regulatory agencies will take as a result of these failures.

Small Business Lending Data Collection Rule

On March 30, 2023, the CFPB finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. Trustmark is evaluating the impact of the new rule.

For additional information regarding legislation and regulation applicable to Trustmark, see the section captioned “Supervision and Regulation” included in Part I. Item 1. – Business of Trustmark’s 2022 Annual Report.

Selected Financial Data

The following tables present financial data derived from Trustmark’s consolidated financial statements as of and for the periods presented ($ in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Income
Total interest income	$198,900	$103,713
Total interest expense	61,305	4,369
Net interest income	137,595	99,344
Provision for credit losses (PCL), LHFI	3,244	(860)
PCL, off-balance sheet credit exposures	(2,242)	(1,106)
Noninterest income	51,377	54,115
Noninterest expense	128,327	121,519
Income before income taxes	59,643	33,906
Income taxes	9,343	4,695
Net Income	$50,300	$29,211

Total Revenue (1)	$188,972	$153,459

Per Share Data
Basic EPS	$0.82	$0.47
Diluted EPS	0.82	0.47
Cash dividends per share	0.23	0.23

Performance Ratios
Return on average equity	13.39%	6.91%
Return on average tangible equity	18.03%	9.05%
Return on average assets	1.10%	0.68%
Average equity / average assets	8.24%	9.79%
Net interest margin (fully taxable equivalent)	3.39%	2.58%
Dividend payout ratio	28.05%	48.94%

Credit Quality Ratios (2)
Net charge-offs (recoveries) / average loans	0.04%	-0.01%
PCL, LHFI / average loans	0.10%	-0.03%
Nonaccrual LHFI / (LHFI + LHFS)	0.57%	0.61%
Nonperforming assets / (LHFI + LHFS) plus other real estate	0.58%	0.64%
ACL, LHFI / LHFI	0.98%	0.95%

(1)
Consistent with Trustmark’s audited annual financial statements, total revenue is defined as net interest income plus noninterest income.
(2)
Excludes PPP loans.

	March 31,
	2023	2022
Consolidated Balance Sheets
Total assets	$18,877,178	$17,441,551
Securities	3,458,500	3,625,844
Total loans (LHFI + LHFS)	12,673,121	10,619,667
Deposits	14,783,661	15,113,292
Total shareholders' equity	1,562,099	1,631,382

Stock Performance
Market value - close	$24.70	$30.39
Book value	25.59	26.54
Tangible book value	19.24	20.22

Capital Ratios
Total equity / total assets	8.28%	9.35%
Tangible equity / tangible assets	6.35%	7.29%
Tangible equity / risk-weighted assets	7.94%	9.79%
Tier 1 leverage ratio	8.29%	8.66%
Common equity Tier 1 risk-based capital ratio	9.76%	11.23%
Tier 1 risk-based capital ratio	10.17%	11.70%
Total risk-based capital ratio	11.95%	13.53%

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

The following table reconciles Trustmark’s calculation of these measures to amounts reported under GAAP for the periods presented ($ in thousands, except per share data):

		Three Months Ended March 31,
		2023	2022
TANGIBLE EQUITY
AVERAGE BALANCES
Total shareholders' equity		$1,523,828	$1,713,752
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,523)	(4,879)
Total average tangible equity		$1,136,068	$1,324,636

PERIOD END BALANCES
Total shareholders' equity		$1,562,099	$1,631,382
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,352)	(4,591)
Total tangible equity	(a)	$1,174,510	$1,242,554

TANGIBLE ASSETS
Total assets		$18,877,178	$17,441,551
Less: Goodwill		(384,237)	(384,237)
Identifiable intangible assets		(3,352)	(4,591)
Total tangible assets	(b)	$18,489,589	$17,052,723
Risk-weighted assets	(c)	$14,793,893	$12,691,545

NET INCOME ADJUSTED FOR INTANGIBLE AMORTIZATION
Net income		$50,300	$29,211
Plus: Intangible amortization net of tax		216	362
Net income adjusted for intangible amortization		$50,516	$29,573
Period end shares outstanding	(d)	61,048,516	61,463,392

TANGIBLE EQUITY MEASUREMENTS
Return on average tangible equity (1)		18.03%	9.05%
Tangible equity/tangible assets	(a)/(b)	6.35%	7.29%
Tangible equity/risk-weighted assets	(a)/(c)	7.94%	9.79%
Tangible book value	(a)/(d)*1,000	$19.24	$20.22

COMMON EQUITY TIER 1 CAPITAL (CET1)
Total shareholders' equity		$1,562,099	$1,631,382
CECL transitional adjustment		13,000	19,500
AOCI-related adjustments		242,381	148,656
CET1 adjustments and deductions:
Goodwill net of associated deferred tax liabilities (DTLs)		(370,234)	(370,240)
Other adjustments and deductions for CET1 (2)		(3,275)	(4,015)
CET1 capital	(e)	1,443,971	1,425,283
Additional Tier 1 capital instruments plus related surplus		60,000	60,000
Tier 1 Capital		$1,503,971	$1,485,283

Common equity Tier 1 risk-based capital ratio	(e)/(c)	9.76%	11.23%
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

Net interest income-FTE for the three months ended March 31, 2023 increased $38.7 million, or 37.8%, when compared with the same time period in 2022. The increase in net interest income-FTE when the first quarter of 2023 is compared to the same time period in 2022 was principally due to increases in interest and fees on LHFS and LHFI, other interest income and taxable interest on securities, partially offset by increases in interest on deposits, other interest expense and interest on federal funds purchased and securities sold under repurchase agreements. The net interest margin-FTE for the three months ended March 31, 2023 increased 81 basis points to 3.39% when compared to the same time period in 2022. The net interest margin excluding PPP loans and the balance held at the FRBA, which equals the reported net interest income-FTE excluding interest and fees on PPP and interest on the FRBA balance, as a percentage of average earning assets excluding average PPP loans and the FRBA balance, was 3.36% for the three months ended March 31, 2023, an increase of 48 basis points when compared to the same time period in 2022. The increase in the net interest margin excluding PPP loans and the balance held at the FRBA for the three months ended March 31, 2023 compared to the same time period in 2022, was principally due to increases in interest and fees on LHFS and LHFI and taxable interest on securities, partially offset by increases in interest expense as discussed above.

At March 31, 2023, Trustmark had no PPP loans outstanding compared to $18.6 million, net of $401 thousand of deferred fees and costs, outstanding at March 31, 2022. Processing fees earned by TNB as the originating lender were amortized over the life of the loans. Payments on PPP loans were deferred until the date the SBA remitted the borrower’s loan forgiveness amount to the lender (or, if the borrower did not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period). During the first three months of 2022, PPP loans totaling $8.1 million were forgiven by the SBA. Average PPP loans for the three months ended March 31, 2022 totaled $29.0 million. Interest and fees on PPP loans for the three months ended March 31, 2022 totaled $168 thousand, resulting in yield on PPP loans of 2.35%.

The average FRBA balance, included in other earning assets, for the three months ended March 31, 2023 totaled $555.5 million, a decrease of $1.202 billion, or 68.4%, when compared to the same time period in 2022, principally due to the deployment of excess cash and the significant growth in the LHFI portfolio during 2022. Interest earned on FRBA balances increased $5.2 million when the three months ended March 31, 2023 is compared to the same time period in 2022. The yield on the FRBA balance was 4.32% for the three months ended March 31, 2023, compared to 0.16% for the same time period in 2022, reflecting increases in the interest rate that the FRBA pays on reserves.

Average interest-earning assets for the three months ended March 31, 2023 were $16.856 billion compared to $16.060 billion for the same time period in 2022, an increase of $796.0 million, or 5.0%, principally due to an increase in average loans (LHFS and LHFI), partially offset by a decline in average other earning assets. Average loans (LHFS and LHFI) increased $1.980 billion, or 18.8%, when the three months ended March 31, 2023 is compared to the same time period in 2022 reflecting an increase in the average balance of the LHFI portfolio of $2.083 billion, or 20.2%, partially offset by a decrease in the average balance of the LHFS portfolio of $103.3 million, or 42.6%. The increase in the LHFI portfolio when the balance at March 31, 2023 is compared to March 31, 2022 was due to net growth in all LHFI categories with the exception of state and other political subdivision LHFI and other commercial LHFI. The decrease in the LHFS portfolio when the balance at March 31, 2023 is compared to March 31, 2022 was principally due to mortgage loans sold in excess of mortgage loans purchased or originated as well as a decline in the GNMA loans eligible for repurchase. Average other earning assets decreased $1.164 billion, or 64.2%, when the three months ended March 31, 2023 is compared to the same time period in 2022, primarily due to the decrease in reserves held at the FRBA.

Interest income-FTE for the three months ended March 31, 2023 totaled $202.4 million, an increase of $95.7 million, or 89.6%, while the yield on total earning assets increased to 4.87% compared to 2.69% for the same time period in 2022. Interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three months ended March 31, 2023 increased $90.6 million, or 85.6%, while the yield on total earning assets excluding PPP loans and the balance held at the FRBA increased 188 basis points to 4.89% when compared to the same time period in 2022. The increase in interest income-FTE, excluding PPP loans and the balance held at the FRBA, for the three months ended March 31, 2023 was primarily due to increases in interest and fees on LHFS and LHFI-FTE and interest on securities-taxable. During the three months ended March 31, 2023, interest and fees on LHFS and LHFI-FTE increased $85.7 million, or 91.9%, while the yield on LHFS and LHFI increased 221 basis points to 5.79% when compared to the same time period in 2022, primarily due to the higher interest rate environment as well as the increase in the average balance of LHFI. During the three months ended March 31, 2023, interest on securities-taxable increased $4.4 million, or 35.6%, while the yield on securities-taxable increased 48 basis points to 1.85% when compared to the same time period in 2022, primarily due to purchases of higher-yielding taxable securities throughout 2022.

Average interest-bearing liabilities for the three months ended March 31, 2023 totaled $12.585 billion compared to $10.902 billion for the same time period in 2022, an increase of $1.683 billion, or 15.4%. The increase in average interest-bearing liabilities when the three months ended March 31, 2023 is compared to the same time period in 2022 was primarily the result of the increases in average other borrowings, average interest-bearing deposits and average federal funds purchased and securities sold under repurchase agreements. Average other borrowings for the three months ended March 31, 2023 increased $1.020 billion when compared to the same time period in 2022, principally due to the increase in outstanding short-term FHLB advances with the FHLB of Dallas. Average interest-bearing deposits for the three months ended March 31, 2023 increased $438.8 million, or 4.2%, when compared to the same time period in 2022, primarily reflecting growth in average time deposits and average interest-bearing demand deposits. Average federal funds purchased and securities sold under repurchase agreements for the three months ended March 31, 2023 increased $224.5 million when compared to the same time period in 2022, principally due to the increase in upstream federal funds purchased.

Interest expense for the three months ended March 31, 2023 totaled $61.3 million, an increase of $56.9 million when compared with the same time period in 2022, while the rate on total interest-bearing liabilities increased 182 basis points to 1.98%, reflecting increases in interest on deposits, other interest expense and interest on federal funds purchased and securities sold under repurchase agreements. Interest on deposits for the three months ended March 31, 2023 increased $38.1 million, while the rate on interest-bearing deposits increased 142 basis points to 1.53%, when compared to the same time period in 2022, primarily due to higher interest rates, reflecting the increased competitive pressures on deposits, and increases in average balances of time deposits and interest checking accounts. Other interest expense for the three months ended March 31, 2023 increased $14.0 million, while the rate on other borrowings increased 261 basis points to 4.87%, when compared to the same time period in 2022, primarily due to the increase in outstanding short-term FHLB advances with the FHLB of Dallas. Interest on federal funds purchased and securities sold under repurchase agreements for the three months ended March 31, 2023 increased $4.8 million, while the rate on federal funds purchased and securities sold under repurchase agreements increased 436 basis points to 4.49% when compared to the same time period in 2022, reflecting the FRB's increases to the target rate for federal funds purchased as well as the increase in upstream federal funds purchased.

The following table provides the tax equivalent basis yield or rate for each component of the tax equivalent net interest margin for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Federal funds sold and securities purchased under reverse repurchase agreements	$2,379	$30	5.11%	$56	$—	—
Securities - taxable	3,666,404	16,761	1.85%	3,656,353	12,357	1.37%
Securities - nontaxable	9,321	92	4.00%	12,454	122	3.97%
PPP Loans	—	—	—	29,009	168	2.35%
Loans (LHFS and LHFI)	12,530,449	178,967	5.79%	10,550,712	93,252	3.58%
Other earning assets	647,760	6,527	4.09%	1,811,713	817	0.18%
Total interest-earning assets	16,856,313	202,377	4.87%	16,060,297	106,716	2.69%
Other assets	1,762,449			1,550,848
ACL, LHFI	(119,978)			(99,390)
Total Assets	$18,498,784			$17,511,755

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits	$10,852,367	40,898	1.53%	$10,413,595	2,760	0.11%
Federal funds purchased and securities sold under repurchase agreements	436,535	4,832	4.49%	212,006	70	0.13%
Other borrowings	1,295,980	15,575	4.87%	276,007	1,539	2.26%
Total interest-bearing liabilities	12,584,882	61,305	1.98%	10,901,608	4,369	0.16%
Noninterest-bearing demand deposits	3,813,248			4,601,108
Other liabilities	576,826			295,287
Shareholders' equity	1,523,828			1,713,752
Total Liabilities and Shareholders' Equity	$18,498,784			$17,511,755

Net Interest Margin		141,072	3.39%		102,347	2.58%

Less tax equivalent adjustment		3,477			3,003
Net Interest Margin per Consolidated Statements of Income		$137,595			$99,344

Provision for Credit Losses

The PCL, LHFI is the amount necessary to maintain the ACL for LHFI at the amount of expected credit losses inherent within the LHFI portfolio. The amount of PCL and the related ACL for LHFI are based on Trustmark’s ACL methodology. The PCL, LHFI totaled $3.2 million for the three months ended March 31, 2023, compared to a negative $860 thousand for the same time period in 2022. The PCL on LHFI for the first quarter of 2023 primarily reflected an increase in required reserves as a result of loan growth and the Nature and Volume of Portfolio qualitative factor.

FASB ASC Topic 326 requires Trustmark to estimate expected credit losses for off-balance sheet credit exposures which are not unconditionally cancellable by Trustmark. Trustmark maintains a separate ACL for off-balance sheet credit exposures, including unfunded commitments and letters of credit. Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. The PCL, off-balance sheet credit exposures totaled a negative $2.2 million for the three months ended March 31, 2023, compared to a negative $1.1 million for the same time period in 2022. The negative PCL on off-balance sheet credit exposures for the first quarter of 2023 primarily reflected a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures and a decline in the unfunded commitments balance.

See the section captioned “Allowance for Credit Losses” for information regarding Trustmark’s ACL methodology as well as further analysis of the PCL.

Noninterest Income

Noninterest income represented 27.2% of total revenue for the three months ended March 31, 2023, compared to 35.3% or the three months ended March 31, 2022, respectively. The following table provides the comparative components of noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Service charges on deposit accounts	$10,336	$9,451	$885	9.4%
Bank card and other fees	7,803	8,442	(639)	-7.6%
Mortgage banking, net	7,639	9,873	(2,234)	-22.6%
Insurance commissions	14,305	14,089	216	1.5%
Wealth management	8,780	9,054	(274)	-3.0%
Other, net	2,514	3,206	(692)	-21.6%
Total noninterest income	$51,377	$54,115	$(2,738)	-5.1%

Changes in various components of noninterest income are discussed in further detail below. For analysis of Trustmark’s insurance commissions and wealth management income, please see the section captioned “Results of Segment Operations.”

Mortgage Banking, Net

The following table illustrates the components of mortgage banking, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Mortgage servicing income, net	$6,785	$6,429	$356	5.5%
Change in fair value-MSR from runoff	(1,145)	(3,785)	2,640	69.7%
Gain on sales of loans, net	3,797	6,223	(2,426)	-39.0%
Mortgage banking income before net hedge ineffectiveness	9,437	8,867	570	6.4%
Change in fair value-MSR from market changes	(3,972)	22,020	(25,992)	n/m
Change in fair value of derivatives	2,174	(21,014)	23,188	n/m
Net hedge ineffectiveness	(1,798)	1,006	(2,804)	n/m
Mortgage banking, net	$7,639	$9,873	$(2,234)	-22.6%

n/m - percentage changes greater than +/- 100% are not considered meaningful

The decrease in mortgage banking, net for the three months ended March 31, 2023 when compared to the same time period in 2022 was principally due to declines in the gain on sales of loans, net and the net hedge ineffectiveness, partially offset by a decline in the run-off of the MSR. Mortgage loan production for the three months ended March 31, 2023 was $361.1 million, a decrease of $183.3 million, or 33.7%, when compared to the same time period in 2022. Loans serviced for others totaled $8.152 billion at March 31, 2023, compared with $8.007 billion at March 31, 2022, an increase of $145.2 million, or 1.8%.

Representing a significant component of mortgage banking income is the gain on sales of loans, net. The decrease in the gain on sales of loans, net when the three months ended March 31, 2023 is compared to the same time period in 2022, was primarily the result of a decline in the volume of loans sold and lower profit margins in secondary marketing activities, partially offset by an increase in the mortgage fair value adjustment. Loan sales totaled $213.8 million for the three months ended March 31, 2023, a decrease of $159.9 million, or 42.8%, when compared with the same time period in 2022.

Other Income, Net

The following table illustrates the components of other income, net included in noninterest income for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Partnership amortization for tax credit purposes	$(1,961)	$(1,336)	$(625)	-46.8%
Increase in life insurance cash surrender value	1,693	1,627	66	4.1%
Other miscellaneous income	2,782	2,915	(133)	-4.6%
Total other, net	$2,514	$3,206	$(692)	-21.6%

Noninterest Expense

The following table illustrates the comparative components of noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$74,056	$69,585	$4,471	6.4%
Services and fees (1)	25,426	25,314	112	0.4%
Net occupancy-premises	7,629	7,079	550	7.8%
Equipment expense	6,405	6,061	344	5.7%
Other expense (1)	14,811	13,480	1,331	9.9%
Total noninterest expense	$128,327	$121,519	$6,808	5.6%
(1)
During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. The prior period has been reclassified accordingly.

Changes in the various components of noninterest expense are discussed in further detail below. Management considers disciplined expense management a key area of focus in the support of improving shareholder value.

Salaries and Employee Benefits

The increase in salaries and employee benefits when the three months ended March 31, 2023 is compared to the same time periods in 2022 was principally due to increases in salaries expense primarily due to general merit increases as well as employees added related to the new Georgia LPO and accrued management performance incentives, partially offset by a decline in commission expense due to the decline in mortgage originations.

Other Expense

The following table illustrates the comparative components of other noninterest expense for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Loan expense (1)	$2,538	$3,528	$(990)	-28.1%
Amortization of intangibles	288	482	(194)	-40.2%
FDIC assessment expense	2,370	1,500	870	58.0%
Other real estate expense, net	172	35	137	n/m
Other miscellaneous expense	9,443	7,935	1,508	19.0%
Total other expense (1)	$14,811	$13,480	$1,331	9.9%

n/m - percentage changes greater than +/- 100% are not considered meaningful

(1)
During the first quarter of 2023, Trustmark reclassified its debit card transaction fees from other expense to services and fees. The prior period has been reclassified accordingly.

The increase in other expense when the three months ended March 31, 2023 is compared to the same time period in 2022 was principally due to increases in other miscellaneous expenses and FDIC assessment expense, partially offset by a decline in loan expense. The increase in other miscellaneous expenses when the first three months of 2023 is compared to the same time period in 2022 was principally due to increases in stationery and supplies expense, insurance expense, travel and entertainment expense and other various miscellaneous expenses. The increase in FDIC assessment expense when the first three months of 2023 is compared to the same time period in 2022 was principally due to changes in the assessment rate calculation and deployment of Trustmark's excess cash balance during 2022, which increased the overall assessment rate. The decrease in loan expense when the first three months of 2023 is compared to the same time period in 2022 was principally due to declines in numerous loan related expenses and fees.

Results of Segment Operations

For a description of the methodologies used to measure financial performance and financial information by reportable segment, please see Note 18 – Segment Information included in Part I. Item 1. – Financial Statements of this report. The following discusses changes in the results of operations of each reportable segment for the three months ended March 31, 2023 and 2022.

General Banking

Net interest income for the General Banking Segment increased $38.2 million, or 39.0%, when the three months ended March 31, 2023 is compared with the same time period in 2022. The increase in net interest income was principally due to increases in interest and fees on LHFS and LHFI, other interest income and interest on securities, partially offset by increases in interest expense on deposits, other interest expense and interest on federal funds purchased and securities sold under repurchase agreements. The PCL (LHFI and off-balance sheet credit exposures) for the General Banking Segment for the three months ended March 31, 2023 totaled $934 thousand compared to a negative PCL of $2.0 million for the same period in 2022, an increase of $2.9 million. For more information on these net interest income and PCL items, please see the sections captioned “Financial Highlights” and “Results of Operations.”

Noninterest income for the General Banking Segment decreased $2.6 million, or 8.3%, when the first three months of 2023 is compared to the same time period in 2022, primarily due to the decline in mortgage banking, net. Noninterest income for the General Banking Segment represented 17.2% of total revenue for this segment for the first three months of 2023 compared to 24.0% for the same time period in 2022. Noninterest income for the General Banking Segment includes service charges on deposit accounts; bank card and other fees; mortgage banking, net and other income, net. For more information on these noninterest income items, please see the analysis included in the section captioned “Noninterest Income.”

Noninterest expense for the General Banking Segment increased $6.3 million, or 6.1%, when the first three months of 2023 is compared with the same time period in 2022, principally due to increases in salaries and employee benefits and other miscellaneous expense. For more information on these noninterest expense items, please see the analysis included in the section captioned “Noninterest Expense.”

Wealth Management

Net income for the Wealth Management Segment for the first three months of 2023 decreased $91 thousand, or 5.6%, when compared to the same time period in 2022, primarily due to a decrease in noninterest income partially offset by a decrease in noninterest expense. Net interest income for the Wealth Management Segment increased $83 thousand, or 6.1%, when the first three months of 2023 is compared to the same time period in 2022, principally due to an increase in interest and fees on loans generated by the Private Banking Department. The PCL for the three months ended March 31, 2023 totaled $68 thousand compared to a negative PCL of $7 thousand for the same period in 2022. Noninterest income for the Wealth Management Segment, which primarily includes income related to investment management, trust and brokerage services, decreased $380 thousand, or 4.2%, when the first three months of 2023 is compared to the same time period in 2022, primarily due to declines in income from both trust management and brokerage services partially offset by an increase in income from investment services. Noninterest expense for the Wealth Management Segment decreased $248 thousand, or 3.0%, when the first three months of 2023 is compared to the same time period in 2022, principally due to a decrease in salary and employee benefit expense, primarily related to broker commissions and trust incentives.

At March 31, 2023 and 2022, Trustmark held assets under management and administration of $17.448 billion and $15.971 billion, respectively, and brokerage assets of $2.375 billion and $2.355 billion, respectively.

Insurance

Net income for the Insurance Segment for the first three months of 2023 decreased $439 thousand, or 14.0%, when compared to the same time period in 2022. Noninterest income for the Insurance Segment, which is predominately composed of insurance commissions, increased $218 thousand, or 1.5%, when the first three months of 2023 is compared to the same time period in 2022, primarily due to new business commission volume in the commercial property and casualty business. Noninterest expense for the Insurance Segment increased $799 thousand, or 8.1%, when the first three months of 2023 is compared to the same time period in 2022, primarily due to increases in salary expense as a result of general merit increases and commission expense as a result of higher business volumes.

Income Taxes

For the three months ended March 31, 2023, Trustmark’s combined effective tax rate was 15.7% compared to 13.8% for the same time period in 2022. Trustmark’s effective tax rate continues to be less than the statutory rate primarily due to various tax-exempt income items and its utilization of income tax credit programs. Trustmark invests in partnerships that provide income tax credits on a Federal and/or State basis (i.e., new market tax credits, low-income housing tax credits or historical tax credits). The income tax credits related to these partnerships are utilized as specifically allowed by income tax law and are recorded as a reduction in income tax expense.

Financial Condition

Earning assets serve as the primary revenue streams for Trustmark and are comprised of securities, loans, federal funds sold, securities sold under reverse repurchase agreements and other earning assets. Average earning assets totaled $16.856 billion, or 91.1% of total average assets, for the three months ended March 31, 2023, compared to $16.060 billion, or 91.7% of total average assets, for the three months ended March 31, 2022, an increase of $796.0 million, or 5.0%.

Securities

The securities portfolio is utilized by Management to manage interest rate risk, generate interest income, provide liquidity and use as collateral for public deposits and wholesale funding. Risk and return can be adjusted by altering duration, composition and/or balance of the portfolio. The weighted-average life of the portfolio was 4.8 years at March 31, 2023 compared to 4.9 years at December 31, 2022.

When compared to December 31, 2022, total investment securities decreased by $60.1 million, or 1.7%, during the first three months of 2023. This decrease resulted primarily from calls, maturities and pay-downs of the loans underlying GSE guaranteed securities partially offset by an increase in the fair market value of securities available for sale. Trustmark sold no securities during the first three months of 2023 or 2022.

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

At March 31, 2023, the net unamortized, unrealized loss on all transferred securities included in accumulated other comprehensive income (loss), net of tax, (AOCI) in the accompanying consolidated balance sheets totaled $88.5 million ($66.3 million net of tax) compared to $92.3 million ($69.2 million net of tax) at December 31, 2022.

Available for sale securities are carried at their estimated fair value with unrealized gains or losses recognized, net of taxes, in AOCI, a separate component of shareholders’ equity. At March 31, 2023, available for sale securities totaled $1.984 billion, which represented 57.4% of the securities portfolio, compared to $2.024 billion, or 57.5% of total securities, at December 31, 2022. At March 31, 2023, unrealized losses, net on available for sale securities totaled $216.1 million compared to unrealized losses, net of $246.6 million at December 31, 2022. At March 31, 2023, available for sale securities consisted of U.S. Treasury securities, obligations of states and political subdivisions, GSE guaranteed mortgage-related securities and direct obligations of government agencies and GSEs.

Held to maturity securities are carried at amortized cost and represent those securities that Trustmark both intends and has the ability to hold to maturity. At March 31, 2023, held to maturity securities totaled $1.474 billion, which represented 42.6% of the total securities portfolio, compared to $1.495 billion, or 42.5% of total securities, at December 31, 2022.

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

As of March 31, 2023, Trustmark did not hold securities of any one issuer with a carrying value exceeding 10% of total shareholders’ equity, other than certain GSEs which are exempt from inclusion. Management continues to closely monitor the credit quality as well as the ratings of the debt and mortgage-backed securities issued by the GSEs and held in Trustmark’s securities portfolio.

The following table presents Trustmark’s securities portfolio by amortized cost and estimated fair value and by credit rating, as determined by Moody’s, at March 31, 2023 ($ in thousands):

	March 31, 2023
	Amortized Cost		Estimated Fair Value
	Amount	%	Amount	%
Securities Available for Sale
Aaa	$2,195,453	99.8%	$1,979,257	99.8%
A1 to A3	1,023	—	1,016	—
Not Rated (1)	3,779	0.2%	3,889	0.2%
Total securities available for sale	$2,200,255	100.0%	$1,984,162	100.0%

Securities Held to Maturity
Aaa	$1,469,830	99.7%	$1,401,894	99.7%
Aa1 to Aa3	3,000	0.2%	3,000	0.2%
Not Rated (1)	1,508	0.1%	1,511	0.1%
Total securities held to maturity	$1,474,338	100.0%	$1,406,405	100.0%

(1)
Not rated securities primarily consist of Mississippi municipal general obligations.

The table above presenting the credit rating of Trustmark’s securities is formatted to show the securities according to the credit rating category, and not by category of the underlying security. At March 31, 2023, approximately 99.8% of the available for sale securities, measured at the estimated fair value, and 99.7% of the held to maturity securities, measured at amortized cost, were rated Aaa.

LHFS

At March 31, 2023, LHFS totaled $175.9 million, consisting of $120.5 million of residential real estate mortgage loans in the process of being sold to third parties and $55.4 million of GNMA optional repurchase loans. At December 31, 2022, LHFS totaled $135.2 million, consisting of $64.4 million of residential real estate mortgage loans in the process of being sold to third parties and $70.8 million of GNMA optional repurchase loans. Please refer to the nonperforming assets table that follows for information on GNMA loans eligible for repurchase which are past due 90 days or more.

Trustmark did not exercise its buy-back option on any delinquent loans serviced for GNMA during the first three months of 2023 or 2022.

For additional information regarding the GNMA optional repurchase loans, please see the section captioned “Past Due LHFS” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI of Part I. Item 1. – Financial Statements of this report.

LHFI

At March 31, 2023 and December 31, 2022, LHFI consisted of the following ($ in thousands):

	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Loans secured by real estate:
Construction, land development and other land	$682,214	5.5%	$690,616	5.7%
Other secured by 1-4 family residential properties	595,520	4.8%	590,790	4.8%
Secured by nonfarm, nonresidential properties	3,375,579	27.0%	3,278,830	26.9%
Other real estate secured	847,527	6.8%	742,538	6.1%
Other loans secured by real estate:
Other construction	1,041,558	8.3%	1,028,926	8.4%
Secured by 1-4 family residential properties	2,226,528	17.8%	2,185,057	17.9%
Commercial and industrial loans	1,914,137	15.3%	1,821,259	14.9%
Consumer loans	166,464	1.3%	170,230	1.4%
State and other political subdivision loans	1,193,727	9.6%	1,223,863	10.0%
Other commercial loans	453,941	3.6%	471,930	3.9%
LHFI	$12,497,195	100.0%	$12,204,039	100.0%

LHFI increased $293.2 million, or 2.4%, compared to December 31, 2022. The increase in LHFI during the first three months of 2023 was primarily due to net growth in LHFI secured by real estate and commercial and industrial LHFI, partially offset by a decline in state and other political subdivision LHFI.

LHFI secured by real estate increased $252.2 million, or 3.0%, during the first three months of 2023 reflecting net growth in all categories of LHFI secured by real estate with the exception of construction, land development and other land LHFI. LHFI secured by other real estate increased $105.0 million, or 14.1%, during the first three months of 2023, primarily due to other construction loans that moved to LHFI secured by multi-family residential properties in the Texas, Alabama and Mississippi market regions, partially offset by declines in LHFI secured by other real estate in the Mississippi and Texas market regions. Excluding other construction loan reclassifications, LHFI secured by other real estate decreased $43.3 million, or 5.8%, during the first three months of 2023. LHFI secured by nonfarm, nonresidential properties (NFNR) increased $96.7 million, or 3.0%, during the first three months of 2023 principally due to other construction loans that moved to NFNR LHFI in the Mississippi, Texas, Alabama and Tennessee market regions. Excluding other construction loan reclassifications, NFNR LHFI decreased $54.5 million, or 1.7%, during the first three months of 2023 due to declines in nonowner-occupied loans in the Mississippi, Tennessee, Florida and Alabama market regions as well as owner-occupied loans in the Texas, Alabama and Tennessee market regions, partially offset by growth in nonowner-occupied loans in the Texas market region and owner-occupied loans in the Mississippi market region. LHFI secured by 1-4 family residential properties increased $41.5 million, or 1.9%, during the first three months of 2023 primarily due to growth in the Mississippi market region, reflecting the addition of new mortgage loan products. Other construction loans increased $12.6 million, or 1.2%, during the first three months of 2023 primarily due to new construction loans in the Alabama, Texas, Mississippi and Florida market regions partially offset by other construction loans moved to other loan categories upon the completion of the related construction project. During the first three months of 2023, $299.5 million loans were moved from other construction to other loan categories, including $148.3 million to multi-family residential loans, $128.3 million to nonowner-occupied loans and $22.9 million to owner-occupied loans. Excluding all reclassifications between loan categories, growth in other construction loans totaled $312.1 million, or 30.3%, during the first three months of 2023. LHFI secured by other 1-4 family residential properties increased $4.7 million, or 0.8%, during the first three months of 2023 reflecting growth in the Alabama, Tennessee, Florida and Texas market regions partially offset by a decline in the Mississippi market region. LHFI secured by construction, land development and other land decreased $8.4 million, or 1.2%, during the first three months of 2023 primarily due to declines in 1-4 family construction, land development and other land loans in the Mississippi market region as well as declines in 1-4 family construction loans in the Florida and Tennessee market regions, partially offset by growth in land development and 1-4 family construction loans in the Alabama market region.

Commercial and industrial LHFI increased $92.9 million, or 5.1%, during the first three months of 2023, reflecting growth in the Alabama, Texas and Florida market regions partially offset by declines in the Tennessee and Mississippi market regions. State and other political subdivision LHFI declined $30.1 million, or 2.5%, during the first three months of 2023, reflecting declines across all five market regions.

The following table provides information regarding Trustmark’s home equity loans and home equity lines of credit which are included in the LHFI secured by 1-4 family residential properties for the periods presented ($ in thousands):

	March 31, 2023	December 31, 2022
Home equity loans	$50,559	$45,532
Home equity lines of credit	412,253	412,013
Percentage of loans and lines for which Trustmark holds first lien	50.0%	51.7%
Percentage of loans and lines for which Trustmark does not hold first lien	50.0%	48.3%

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

Trustmark’s variable rate LHFI are based primarily on various prime and LIBOR interest rate bases. Trustmark transitioned to SOFR for new variable rate loans as of January 1, 2022. The following tables provide information regarding the interest rate terms of Trustmark’s LHFI as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$200,035	$482,179	$682,214
Other secured by 1- 4 family residential properties	163,344	432,176	595,520
Secured by nonfarm, nonresidential properties	1,465,909	1,909,670	3,375,579
Other real estate secured	126,776	720,751	847,527
Other loans secured by real estate:
Other construction	27,656	1,013,902	1,041,558
Secured by 1- 4 family residential properties	1,342,236	884,292	2,226,528
Commercial and industrial loans	648,459	1,265,678	1,914,137
Consumer loans	137,563	28,901	166,464
State and other political subdivision loans	1,126,397	67,330	1,193,727
Other commercial loans	160,471	293,470	453,941
LHFI	$5,398,846	$7,098,349	$12,497,195

	December 31, 2022
	Fixed	Variable	Total
Loans secured by real estate:
Construction, land development and other land	$204,191	$486,425	$690,616
Other secured by 1- 4 family residential properties	162,210	428,580	590,790
Secured by nonfarm, nonresidential properties	1,482,199	1,796,631	3,278,830
Other real estate secured	150,378	592,160	742,538
Other loans secured by real estate:
Other construction	33,917	995,009	1,028,926
Secured by 1- 4 family residential properties	1,310,914	874,143	2,185,057
Commercial and industrial loans	612,064	1,209,195	1,821,259
Consumer loans	142,841	27,389	170,230
State and other political subdivision loans	1,163,083	60,780	1,223,863
Other commercial loans	145,378	326,552	471,930
LHFI	$5,407,175	$6,796,864	$12,204,039

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

The following table presents the LHFI composition by region at March 31, 2023 and reflects each region’s diversified mix of loans ($ in thousands):

	March 31, 2023
LHFI Composition by Region	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Loans secured by real estate:
Construction, land development and other land	$682,214	$341,912	$45,255	$167,750	$25,741	$101,556
Other secured by 1-4 family residential properties	595,520	135,830	52,395	301,561	76,402	29,332
Secured by nonfarm, nonresidential properties	3,375,579	901,613	204,533	1,462,426	161,899	645,108
Other real estate secured	847,527	264,170	1,985	334,758	7,018	239,596
Other loans secured by real estate:
Other construction	1,041,558	567,871	29,370	166,236	—	278,081
Secured by 1-4 family residential properties	2,226,528	—	—	2,221,390	5,138	—
Commercial and industrial loans	1,914,137	588,865	28,068	768,940	272,153	256,111
Consumer loans	166,464	22,977	9,372	103,904	19,011	11,200
State and other political subdivision loans	1,193,727	74,925	62,353	845,902	27,380	183,167
Other commercial loans	453,941	69,438	9,194	258,802	53,317	63,190
LHFI	$12,497,195	$2,967,601	$442,525	$6,631,669	$648,059	$1,807,341

Construction, Land Development and Other Land Loans by Region
Lots	$66,925	$31,642	$10,281	$15,010	$2,220	$7,772
Development	142,477	74,820	1,379	30,507	6,773	28,998
Unimproved land	103,649	22,480	14,148	31,056	4,754	31,211
1-4 family construction	369,163	212,970	19,447	91,177	11,994	33,575
Construction, land development and other land loans	$682,214	$341,912	$45,255	$167,750	$25,741	$101,556

Loans Secured by Nonfarm, Nonresidential Properties by Region
Nonowner-occupied:
Retail	$347,775	$124,551	$26,625	$113,299	$21,143	$62,157
Office	292,032	102,166	16,905	105,561	10,255	57,145
Hotel/motel	290,681	168,832	40,506	53,942	27,401	—
Mini-storage	154,053	28,261	2,058	104,063	481	19,190
Industrial	333,132	69,107	17,524	105,769	2,774	137,958
Health care	70,317	40,435	—	27,002	340	2,540
Convenience stores	33,226	7,318	592	14,709	582	10,025
Nursing homes/senior living	449,014	152,155	—	202,163	5,423	89,273
Other	125,798	40,814	9,840	53,248	8,696	13,200
Total nonowner-occupied loans	2,096,028	733,639	114,050	779,756	77,095	391,488
Owner-occupied:
Office	167,317	43,797	36,759	49,046	10,104	27,611
Churches	68,028	15,531	4,592	38,625	6,697	2,583
Industrial warehouses	168,429	17,468	4,644	43,359	16,083	86,875
Health care	144,201	11,397	6,272	105,568	2,323	18,641
Convenience stores	133,875	12,194	21,451	63,187	235	36,808
Retail	94,435	11,194	9,588	44,745	18,987	9,921
Restaurants	55,190	4,247	4,105	31,642	11,931	3,265
Auto dealerships	47,930	6,470	222	23,688	17,550	—
Nursing homes/senior living	257,998	32,615	—	199,183	—	26,200
Other	142,148	13,061	2,850	83,627	894	41,716
Total owner-occupied loans	1,279,551	167,974	90,483	682,670	84,804	253,620
Loans secured by nonfarm, nonresidential properties	$3,375,579	$901,613	$204,533	$1,462,426	$161,899	$645,108
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

In order to prevent the econometric models from extrapolating beyond reasonable boundaries of their input variables, Trustmark chose to establish an upper and lower limit process when applying the periodic forecasts. In this way, Management will not rely upon unobserved and untested relationships in the setting of the quantitative reserve. This approach applies to all input variables, including: Southern Unemployment, National Unemployment, National Gross Domestic Product (GDP), Southern GDP, Southern Vacancy Rate and the Prime Rate. The upper and lower limits are based on the distribution of the macroeconomic variable by selecting extreme percentiles at the upper and lower limits of the distribution, the 1st and 99th percentiles, respectively. These upper and lower limits are then used to calculate the PD for the forecast time period in which the forecasted values are outside of the upper and lower limit range. Due to multiple periods having a PD or loss given default (LGD) at or near zero as a result of the improving macroeconomic forecasts, Management implemented PD and LGD floors to account for the risk associated with each portfolio. The PD and LGD floors are based on Trustmark's historical loss experience and applied at a portfolio level.

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

At March 31, 2023, the ACL on LHFI was $122.2 million, an increase of $2.0 million, or 1.7%, when compared with December 31, 2022. The increase in the ACL during the first three months of 2023 was principally due to loan growth and updates to qualitative factors. Allocation of Trustmark’s $122.2 million ACL on LHFI, represented 0.80% of commercial LHFI and 1.54% of consumer and home mortgage LHFI, resulting in an ACL to total LHFI of 0.98% as of March 31, 2023. This compares with an ACL to total LHFI of 0.99% at December 31, 2022, which was allocated to commercial LHFI at 0.85% and to consumer and mortgage LHFI at 1.41%.

The following table presents changes in the ACL on LHFI for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$120,214	$99,457
Provision for credit losses, LHFI	3,244	(860)
LHFI charged-off	(2,996)	(2,242)
Recoveries	1,777	2,379
Net (charge-offs) recoveries	(1,219)	137
Balance at end of period	$122,239	$98,734

The increase in net charge-offs when the three months ended March 31, 2023 is compared to the same time period in 2022 was principally due to increases in charge-offs in the Mississippi and Alabama market regions as well as a decline in recoveries in the Alabama market region, partially offset by a decline in charge-offs in the Tennessee market region.

The following table presents the net (charge-offs) recoveries by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Alabama	$(268)	$699
Florida	(36)	(26)
Mississippi	(775)	(88)
Tennessee	(124)	(424)
Texas	(16)	(24)
Total net (charge-offs) recoveries	$(1,219)	$137

The PCL, LHFI for the three months ended March 31, 2023 totaled 0.10% of average loans (LHFS and LHFI) compared to -0.03% of average loans (LHFS and LHFI) for the same time period in 2022. The PCL on LHFI for the first three months of 2023 primarily reflected an increase in required reserves as a result of loan growth and the Nature and Volume of Portfolio qualitative factor.

Off-Balance Sheet Credit Exposures

Trustmark maintains a separate ACL on off-balance sheet credit exposures, including unfunded loan commitments and letters of credit, which is included on the accompanying consolidated balance sheets. Expected credit losses for off-balance sheet credit exposures are estimated by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by Trustmark. Trustmark calculates a loan pool level unfunded amount for the period. Trustmark calculates an expected funding rate each period which is applied to each pool’s unfunded commitment balances to ensure that reserves will be applied to each pool based upon balances expected to be funded based upon historical levels. Additionally, a reserve rate is applied to the unfunded commitment balance, which incorporates both quantitative and qualitative aspects of the current period’s expected credit loss rate. The reserve rate is loan pool specific and is applied to the unfunded amount to ensure loss factors, both quantitative and qualitative, are being considered on the unfunded portion of the loan pool, consistent with the methodology applied to the funded loan pools. See the section captioned “ACL on Off-Balance Sheet Credit Exposures” in Note 12 – Contingencies included in Part I. Item 1. – Financial Statements of this report for complete description of Trustmark’s ACL methodology on off-balance sheet credit exposures.

Adjustments to the ACL on off-balance sheet credit exposures are recorded to the PCL, off-balance sheet credit exposures. At March 31, 2023, the ACL on off-balance sheet credit exposures totaled $34.6 million compared to $36.8 million at December 31, 2022, a decrease of $2.2 million, or 6.1%. The PCL, off-balance sheet credit exposures totaled a negative $2.2 million for the three months ended March 31, 2023, compared to a negative $1.1 million for the same time period in 2022. The negative PCL on off-balance sheet credit exposures for the first three months of 2023 primarily reflected a decline in required reserves as a result of changes in the total reserve rate used in the calculation of the ACL on off-balance sheet credit exposures and a decline in the unfunded commitments balance.

Nonperforming Assets

The table below provides the components of nonperforming assets by geographic market region at March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023	December 31, 2022
Nonaccrual LHFI
Alabama	$10,919	$12,300
Florida	256	227
Mississippi	32,560	24,683
Tennessee	5,416	5,566
Texas	23,224	23,196
Total nonaccrual LHFI	72,375	65,972
Other real estate
Alabama	—	194
Mississippi	1,495	1,769
Tennessee	189	23
Total other real estate	1,684	1,986
Total nonperforming assets	$74,059	$67,958

Nonperforming assets/total loans (LHFS and LHFI) and ORE	0.58%	0.55%

Loans past due 90 days or more
LHFI	$2,255	$3,929

LHFS - Guaranteed GNMA serviced loans (1)	$41,468	$49,320

(1)
No obligation to repurchase.

See the previous discussion of LHFS for more information on Trustmark’s serviced GNMA loans eligible for repurchase and the impact of Trustmark’s repurchases of delinquent mortgage loans under the GNMA optional repurchase program.

Nonaccrual LHFI

At March 31, 2023, nonaccrual LHFI totaled $72.4 million, or 0.57% of total LHFS and LHFI, reflecting an increase of $6.4 million, or 9.7%, relative to December 31, 2022. The increase in nonaccrual LHFI during the first three months of 2023 was primarily due to loans placed on nonaccrual status in the Mississippi market region.

For additional information regarding nonaccrual LHFI, see the section captioned “Nonaccrual and Past Due LHFI” included in Note 3 – LHFI and Allowance for Credit Losses, LHFI in Part I. Item 1. – Financial Statements of this report.

Other Real Estate

Other real estate at March 31, 2023 decreased $302 thousand, or 15.2%, when compared with December 31, 2022. The decrease in other real estate was principally due to properties sold in the Mississippi and Alabama market regions, partially offset by properties foreclosed in the Tennessee and Mississippi market regions.

The following tables illustrate changes in other real estate by geographic market region for the periods presented ($ in thousands):

	Three Months Ended March 31, 2023
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$1,986	$194	$—	$1,769	$23	$—
Additions	300	—	—	111	189	—
Disposals	(542)	(194)	—	(325)	(23)	—
(Write-downs) recoveries	(60)	—	—	(60)	—	—
Balance at end of period	$1,684	$—	$—	$1,495	$189	$—

	Three Months Ended March 31, 2022
	Total	Alabama	Florida	Mississippi	Tennessee	Texas
Balance at beginning of period	$4,557	$—	$—	$4,557	$—	$—
Additions	45	—	—	45	—	—
Disposals	(1,868)	—	—	(1,868)	—	—
(Write-downs) recoveries	453	—	—	453	—	—
Balance at end of period	$3,187	$—	$—	$3,187	$—	$—

Other real estate is revalued on an annual basis or more often if market conditions necessitate. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged against the reserve for other real estate write-downs or net income in other real estate expense, if a reserve does not exist. Write-downs of other real estate increased $513 thousand when the first three months of 2023 is compared to the same time period in 2022, primarily due to a decrease in reserves for other real estate write-downs in the Mississippi market region as a result of properties sold for which reserves had previously been established during the first three months of 2022.

For additional information regarding other real estate, please see Note 5 – Other Real Estate included in Part I. Item 1. – Financial Statements of this report.

Deposits

Trustmark’s deposits are its primary source of funding and consist of core deposits from the communities Trustmark serves. Deposits include interest-bearing and noninterest-bearing demand accounts, savings, money market, certificates of deposit and individual retirement accounts. Total deposits were $14.784 billion at March 31, 2023 compared to $14.438 billion at December 31, 2022, an increase of $346.0 million, or 2.4%. During the first three months of 2023, noninterest-bearing deposits decreased $296.7 million, or 7.2%, reflecting declines in all categories of noninterest-bearing deposits reflecting customers' desire for higher-yielding deposit accounts. Interest-bearing deposits increased $642.7 million, or 6.2%, during the first three months of 2023, primarily due to growth in consumer and business CDs, which was principally attributable to deposit campaigns offered during the first quarter of 2023, the addition of $150.0 million of brokered CDs and growth in consumer and business MMDAs, partially offset by declines in consumer interest checking accounts and all categories of savings accounts.

At March 31, 2023, Trustmark's total uninsured deposits were $5.674 billion, or 38.4% of total deposits, compared to $5.831 billion, or 40.4% of total deposits, at December 31, 2022.

Borrowings

Trustmark uses short-term borrowings, such as federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances, to fund growth of earning assets in excess of deposit growth. See the section captioned “Liquidity” for further discussion of the components of Trustmark’s excess funding capacity.

Federal funds purchased and securities sold under repurchase agreements totaled $478.0 million at March 31, 2023 compared to $449.3 million at December 31, 2022, an increase of $28.6 million, or 6.4%, primarily due to an increase in upstream federal funds purchased partially offset by a decline in customer sweep transactions. At March 31, 2023 and December 31, 2022, $28.0 million and $66.3 million represented customer related transactions, such as commercial sweep repurchase balances. Trustmark had $450.0 million of upstream federal funds purchased at March 31, 2023 compared to $383.0 million at December 31, 2022.

Other borrowings totaled $1.485 billion at March 31, 2023, an increase of $434.2 million, or 41.3%, when compared with $1.051 billion at December 31, 2022, principally due to an increase in short-term FHLB advances obtained from the FHLB of Dallas.

The increases in the upstream federal funds purchased and short-term FHLB advances as funding sources were principally due to Trustmark's continued strong loan growth and increased competition for deposits.

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

Capital Resources and Liquidity

Trustmark places a significant emphasis on the maintenance of a strong capital position, which promotes investor confidence, provides access to funding sources under favorable terms and enhances Trustmark’s ability to capitalize on business growth and acquisition opportunities. Higher levels of liquidity, however, bear corresponding costs, measured in terms of lower yields on short-term, more liquid earning assets and higher expenses for extended liability maturities. Trustmark manages capital based upon risks and growth opportunities as well as regulatory requirements. Trustmark utilizes a capital model in order to provide Management with a monthly tool for analyzing changes in its strategic capital ratios. This allows Management to hold sufficient capital to provide for growth opportunities and protect the balance sheet against sudden adverse market conditions, while maintaining an attractive return on equity to shareholders.

At March 31, 2023, Trustmark’s total shareholders’ equity was $1.562 billion, an increase of $69.8 million, or 4.7%, when compared to December 31, 2022. During the first three months of 2023, shareholders’ equity increased primarily as a result of net income of $50.3 million and an increase in the fair market value of securities available for sale, net of tax, of $23.1 million, partially offset by common stock dividends of $14.2 million.

Regulatory Capital

Trustmark and TNB are subject to minimum risk-based capital and leverage capital requirements, as described in the section captioned “Capital Adequacy” included in Part I. Item 1. – Business of Trustmark’s 2022 Annual Report, which are administered by the federal bank regulatory agencies. These capital requirements, as defined by federal regulations, involve quantitative and qualitative measures of assets, liabilities and certain off-balance sheet instruments. Trustmark’s and TNB’s minimum risk-based capital requirements include a capital conservation buffer of 2.50%. AOCI is not included in computing regulatory capital. Trustmark elected the five-year phase-in transition period (through December 31, 2024) related to adopting FASB ASU 2016-13 for regulatory capital purposes. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of Trustmark and TNB and limit Trustmark’s and TNB’s ability to pay dividends. As of March 31, 2023, Trustmark and TNB exceeded all applicable minimum capital standards. In addition, Trustmark and TNB met applicable regulatory guidelines to be considered well-capitalized at March 31, 2023. To be categorized in this manner, Trustmark and TNB maintained, as applicable, minimum common equity Tier 1 risk-based capital, Tier 1 risk-based capital, total risk-based capital and Tier 1 leverage ratios, and were not subject to any written agreement, order or capital directive, or prompt corrective action directive issued by their primary federal regulators to meet and maintain a specific capital level for any capital measures. There are no significant conditions or events that have occurred since March 31, 2023 which Management believes have affected Trustmark’s or TNB’s present classification.

In 2020, Trustmark enhanced its capital structure with the issuance of $125.0 million of subordinated notes. At both March 31, 2023 and December 31, 2022, the carrying amount of the subordinated notes was $123.3 million. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. For regulatory capital purposes, the subordinated notes qualified as Tier 2 capital for Trustmark at March 31, 2023 and December 31, 2022. Trustmark may utilize the full carrying value of the subordinated notes as Tier 2 capital until December 1, 2025 (five years prior to maturity). Beginning December 1, 2025, the subordinated notes will phase out of Tier 2 capital 20.0% each year until maturity.

In 2006, Trustmark enhanced its capital structure with the issuance of trust preferred securities. For regulatory capital purposes, the trust preferred securities qualified as Tier 1 capital at March 31, 2023 and December 31, 2022. Trustmark intends to continue to utilize $60.0 million in trust preferred securities issued by Trustmark Preferred Capital Trust I (the Trust) as Tier 1 capital up to the regulatory limit, as permitted by the grandfather provision in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III capital rules.

Refer to the section captioned “Regulatory Capital” included in Note 15 – Shareholders’ Equity in Part I. Item 1. – Financial Statements of this report for an illustration of Trustmark’s and TNB’s actual regulatory capital amounts and ratios under regulatory capital standards in effect at March 31, 2023 and December 31, 2022.

Dividends on Common Stock

Dividends per common share for the three months ended March 31, 2023 and 2022 were $0.23. Trustmark’s indicated dividend for 2023 is $0.92 per common share, which is the same as dividends per common share declared in 2022.

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

On December 6, 2022, the Board of Directors of Trustmark authorized a new stock repurchase program, effective January 1, 2023, under which $50.0 million of Trustmark's outstanding common stock may be acquired through December 31, 2023. The repurchase program, which is subject to market conditions and management discretion, will be implemented through open market repurchases or privately negotiated transactions. No shares were repurchased under this authority during the first three months of 2023.

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

The asset side of the balance sheet provides liquidity primarily through maturities and cash flows from loans and securities as well as the ability to pledge or sell certain loans and securities while the liability portion of the balance sheet provides liquidity primarily through noninterest and interest-bearing deposits. Trustmark utilizes federal funds purchased, FHLB advances, securities sold under repurchase agreements, the Federal Reserve Discount Window (Discount Window) and brokered deposits to provide additional liquidity. Access to these additional sources represents Trustmark’s incremental borrowing capacity.

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

Deposit accounts represent Trustmark’s largest funding source. Average deposits totaled $14.666 billion for the first three months of 2023 and represented approximately 79.3% of average liabilities and shareholders’ equity, compared to average deposits of $15.015 billion, which represented 85.7% of average liabilities and shareholders’ equity for the first three months of 2022. The decline in total average deposits when the first three months of 2023 is compared to the same time period in 2022 was a result of a decline in average noninterest-bearing deposits partially offset by an increase in average interest-bearing deposits, reflecting customers’ desire for higher yielding deposit accounts as well as increased competition for deposits.

Trustmark had $1.025 billion held in an interest-bearing account at the FRBA at March 31, 2023, compared to $434.0 million held at December 31, 2022. The increase in the balance held at the FRBA during the first three months of 2023 was primarily due to Trustmark's decision to modestly increase its reserve balance in response to the market events in March 2023.

Trustmark utilizes brokered deposits to supplement other wholesale funding sources. At March 31, 2023, brokered sweep MMDA deposits totaled $23.6 million compared to $15.1 million at December 31, 2022. In addition, Trustmark had $150.0 million of brokered CDs at March 31, 2023 compared to none at December 31, 2022.

At March 31, 2023 Trustmark had $450.0 million of upstream federal funds purchased compared to $383.0 million of upstream federal funds purchased at December 31, 2022. Trustmark maintains adequate federal funds lines to provide sufficient short-term liquidity.

Trustmark maintains a relationship with the FHLB of Dallas, which provided $1.425 billion of outstanding short-term and no long-term advances at March 31, 2023, compared to $975.0 million of outstanding short-term and no long-term advances at December 31, 2022. Trustmark had no standby letters of credit outstanding with the FHLB of Dallas at March 31, 2023 and December 31, 2022. Under the existing borrowing agreement, Trustmark had sufficient qualifying collateral to increase FHLB advances or letters of credit with the FHLB of Dallas by $2.798 billion at March 31, 2023.

In addition, at March 31, 2023, Trustmark had no short-term and $73 thousand in long-term FHLB advances outstanding with the FHLB of Atlanta, which were acquired in the BancTrust merger in 2013, compared to no short-term and $78 thousand in long-term FHLB advances at December 31, 2022. Trustmark has non-member status and thus no additional borrowing capacity with the FHLB of Atlanta.

Additionally, Trustmark has the ability to leverage its unencumbered investment securities as collateral. At March 31, 2023, Trustmark had approximately $877.0 million available in unencumbered Treasury and agency securities compared to $797.0 million at December 31, 2022.

Another borrowing source is the Discount Window. At March 31, 2023, Trustmark had approximately $1.431 billion available in collateral capacity at the Discount Window primarily from pledges of commercial and industrial LHFI, compared with $1.345 billion at December 31, 2022.

Additionally, on March 15, 2020, in response to the COVID-19 pandemic, the FRB reduced reserve requirements for insured depository institutions to zero percent, which increased TNB’s available liquidity.

On March 12, 2023, the U.S. Treasury Department, the FRB and the FDIC jointly announced the establishment of the Bank Term Funding Program (BTFP), in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The BTFP was designed to provide available additional funding to eligible depository institutions to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets (valued at par) as collateral. The BTFP is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of March 31, 2023, Trustmark had not accessed the BTFP.

During 2020, Trustmark issued $125.0 million aggregate principal amount of its 3.625% fixed-to-floating rate subordinated notes. At both March 31, 2023 and December 31, 2022, the carrying amount of the subordinated notes was $123.3 million. The subordinated notes mature December 1, 2030 and are redeemable at Trustmark’s option under certain circumstances. The subordinated notes are unsecured obligations and are subordinated in right of payment to all of Trustmark’s existing and future senior indebtedness, whether secured or unsecured. The subordinated notes are obligations of Trustmark only and are not obligations of, and are not guaranteed by, any of its subsidiaries, including TNB.

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

The Board of Directors of Trustmark currently has the authority to issue up to 20.0 million preferred shares with no par value. The ability to issue preferred shares in the future will provide Trustmark with additional financial and management flexibility for general corporate and acquisition purposes. At March 31, 2023, Trustmark had no shares of preferred stock issued and outstanding.

Management believes that Trustmark has sufficient liquidity and capital resources to meet presently known cash flow requirements arising from ongoing business transactions. As of March 31, 2023, Management is not aware of any events that are reasonably likely to have a material adverse effect on Trustmark's liquidity, capital resources or operations. In addition, Management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on Trustmark.

In the ordinary course of business, Trustmark has entered into contractual obligations and has made other commitments to make future payments. Please refer to the accompanying notes to the consolidated financial statements included in Part I. Item 1. – Financial Statements of this report and Trustmark's 2022 Annual Report for the expected timing of such payments as of March 31, 2023 and December 31, 2022. There have been no material changes in Trustmark's contractual obligations since year-end.

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

On March 5, 2021, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, confirmed that the publication of most LIBOR term rates will end on June 20, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which ended on December 31, 2021). Additionally, on March 15, 2022. the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month U.S. LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to identify a replacement rate, the Adjustable Interest Rate (LIBOR) Act also provides a safe harbor to parties if they choose the SOFR-based benchmark replacement rate to be identified by the FRB. Trustmark has a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Trustmark cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have a material adverse effect on Trustmark’s business, financial condition and results of operations. For additional information regarding the transition from LIBOR and Trustmark’s management of this transition, please see the respective risk factor included in Part I. Item 1A. – Risk Factors, of Trustmark’s 2022 Annual Report.

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

Derivatives Designated as Hedging Instruments

During the third quarter of 2022, Trustmark initiated a cash flow hedging program. Trustmark's objectives in initiating this hedging program were to add stability to interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for Trustmark making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floor spreads designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates fall below the purchased floor strike rate on the contract and payments of variable-rate amounts if interest rates fall below the sold floor strike rate on the contract. Trustmark uses such derivatives to hedge the variable cash flows associated with existing and anticipated variable-rate loan assets. At March 31, 2023, the aggregate notional value of Trustmark's interest rate swaps and floor spreads designated as cash flow hedges totaled $875.0 million compared to $825.0 million at December 31, 2022.

Trustmark records any gains or losses on these cash flow hedges in AOCI. Gains and losses on derivatives representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with Trustmark’s accounting policy election. The earnings recognition of excluded components totaled $9 thousand of amortization expense for the three months ended March 31, 2023 and is included in interest and fees on LHFS and LHFI. As interest payments are received on Trustmark's variable-rate assets, amounts reported in AOCI are reclassified into interest and fees on LHFS and LHFI in the accompanying consolidated statements of income during the same period. For the three months ended March 31, 2023, Trustmark reclassified a loss, net of tax, of $2.2 million into interest and fees on LHFS and LHFI. During the next twelve months, Trustmark estimates that $12.4 million will be reclassified as a reduction to interest and fees on LHFS and LHFI. This amount could differ due to changes in interest rates, hedge de-designations or the addition of other hedges.

Derivatives Not Designated as Hedging Instruments

As part of Trustmark’s risk management strategy in the mortgage banking business, various derivative instruments such as interest rate lock commitments and forward sales contracts are utilized. Rate lock commitments are residential mortgage loan commitments with customers, which guarantee a specified interest rate for a specified period of time. Trustmark’s obligations under forward contracts consist of commitments to deliver mortgage loans, originated and/or purchased, in the secondary market at a future date. The gross notional amount of Trustmark’s off-balance sheet obligations under these derivative instruments totaled $289.4 million at March 31, 2023, with a positive valuation adjustment of $605 thousand, compared to $165.4 million, with a positive valuation adjustment of $325 thousand at December 31, 2022.

Trustmark utilizes a portfolio of exchange-traded derivative instruments, such as Treasury note futures contracts and option contracts, to achieve a fair value return that economically hedges changes in fair value of the MSR attributable to interest rates. These transactions are considered freestanding derivatives that do not otherwise qualify for hedge accounting under GAAP. The total notional amount of these derivative instruments was $253.5 million at March 31, 2023 compared to $277.0 million at December 31, 2022. These exchange-traded derivative instruments are accounted for at fair value with changes in the fair value recorded as noninterest income in mortgage banking, net and are offset by the changes in the fair value of the MSR. The MSR fair value represents the present value of future cash flows, which among other things includes decay and the effect of changes in interest rates. Ineffectiveness of hedging the MSR fair value is measured by comparing the change in value of hedge instruments to the change in the fair value of the MSR asset attributable to changes in interest rates and other market driven changes in valuation inputs and assumptions. The impact of this strategy resulted in a net negative ineffectiveness of $1.8 million and a net positive ineffectiveness of $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Trustmark offers certain interest rate derivatives products directly to qualified commercial lending clients seeking to manage their interest rate risk under loans they have entered into with TNB. Trustmark economically hedges interest rate swap transactions executed with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivatives transactions executed as part of this program are not designated as qualifying hedging relationships under GAAP and are, therefore, carried on Trustmark’s financial statements at fair value with the change in fair value recorded as noninterest income in bank card and other fees. Because these derivatives have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset. The Chicago Mercantile Exchange rules legally characterize variation margin collateral payments made or received for centrally cleared interest rate swaps as settlements rather than collateral. As a result, centrally cleared interest rate swaps included in other assets and other liabilities are presented on a net basis in the accompanying consolidated balance sheets. As of March 31, 2023, Trustmark had interest rate swaps with an aggregate notional amount of $1.414 billion related to this program, compared to $1.391 billion as of December 31, 2022.

Credit-Risk-Related Contingent Features

Trustmark has agreements with its financial institution counterparties that contain provisions where if Trustmark defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Trustmark could also be deemed to be in default on its derivatives obligations.

At March 31, 2023, the termination value of interest rate swaps in a liability position totaled $832 thousand, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements compared to no termination value at December 31, 2022. At March 31, 2023 and December 31, 2022, Trustmark had posted collateral of $1.2 million and $740 thousand, respectively, against its obligations because of negotiated thresholds and minimum transfer amounts under these agreements. If Trustmark had breached any of these triggering provisions at March 31, 2023, it could have been required to settle its obligations under the agreements at the termination value (which is expected to approximate fair market value).

Credit risk participation agreements arise when Trustmark contracts with other financial institutions, as a guarantor or beneficiary, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third-party default on the underlying swap. At March 31, 2023 and December 31, 2022, Trustmark had entered into five risk participation agreements as a beneficiary with an aggregate notional amount of $49.9 million and $50.2 million, respectively. At March 31, 2023, Trustmark had entered into twenty-eight risk participation agreements as a guarantor with an aggregate notional amount of $242.1 million, compared to twenty-nine risk participation agreements as a guarantor with an aggregate notional amount of $235.8 million at December 31, 2022. The aggregate fair values of these risk participation agreements were immaterial at both March 31, 2023 and December 31, 2022.

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

Financial simulation models are the primary tools used by Management’s Asset/Liability Committee to measure interest rate exposure. The significant increase in short-term market interest rates and the overall interest rate environment is likely to affect the balance sheet composition and rates. The simulation incorporates assumptions regarding the effects of such changes based on a combination of historical analysis and expected behavior. Using a wide range of scenarios, Management is provided with extensive information on the potential impact on net interest income caused by changes in interest rates. Models are structured to simulate cash flows and accrual characteristics of Trustmark’s balance sheet. Assumptions are made about the direction and volatility of interest rates, the slope of the yield curve and the changing composition of Trustmark’s balance sheet, resulting from both strategic plans and customer behavior. In addition, the model incorporates Management’s assumptions and expectations regarding such factors as loan and deposit growth, pricing, prepayment speeds and spreads between interest rates.

Based on the results of the simulation models using static balances, the table below summarizes the effect various one-year interest rate shift scenarios would have on net interest income compared to a base case, flat scenario at March 31, 2023 and 2022. Given the substantial increase in market rates, the down 200 basis points scenario has been added to the table below for the three months ended March 31, 2023.

	Estimated % Change in Net Interest Income
Change in Interest Rates	2023	2022
+200 basis points	3.5%	17.3%
+100 basis points	1.7%	8.3%
-100 basis points	-1.8%	-8.6%
-200 basis points	-4.8%	—

Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. The estimates provided do not include the effects of possible strategic changes in the balances of various assets and liabilities throughout 2023 or additional actions Trustmark could undertake in response to changes in interest rates. Management will continue to prudently manage the balance sheet in an effort to control interest rate risk and maintain profitability over the long term.

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

The following table summarizes the effect that various interest rate shifts would have on net portfolio value at March 31, 2023 and 2022.

	Estimated % Change in Net Portfolio Value
Change in Interest Rates	2023	2022
+200 basis points	-1.7%	5.6%
+100 basis points	-0.6%	3.3%

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

At March 31, 2023, the MSR fair value was $127.2 million, compared to $111.1 million at March 31, 2022. The impact on the MSR fair value of a 10% adverse change in prepayment speed or a 100 basis point increase in discount rate at March 31, 2023, would be a decline in fair value of approximately $4.5 million and $5.2 million, respectively, compared to a decline in fair value of approximately $4.4 million and $4.6 million, respectively, at March 31, 2022. Changes of equal magnitude in the opposite direction would produce similar increases in fair value in the respective amounts.

Critical Accounting Policies

For an overview of Trustmark’s critical accounting policies, see the section captioned “Critical Accounting Policies” included in Part II. Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Trustmark’s 2022 Annual Report. There have been no significant changes in Trustmark’s critical accounting policies during the first three months of 2023.

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

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors previously disclosed in Trustmark’s 2022 Annual Report.

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

The following table provides information with respect to purchases by Trustmark or made on behalf of Trustmark of its common stock during the three months ended March 31, 2023 ($ in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2023 to January 31, 2023	—	$—	—	$50,000
February 1, 2023 to February 28, 2023	—	—	—	50,000
March 1, 2023 to March 31, 2023	—	—	—	50,000
Total	—		—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are filed herewith or are incorporated herein by reference.

EXHIBIT INDEX

3-a	Articles of Incorporation of Trustmark, as restated April 25, 2023.

3-b	Amended and Restated Bylaws of Trustmark Corporation as of February 15, 2023. Incorporated herein by reference to Exhibit 3.1 to Trustmark’s Form 8-K Current Report filed on February 17, 2023.

10-aj	Exhibit 2 Company Contribution in Respect of the Year Ending December 31, 2023 to the Trustmark Corporation Deferred Compensation Plan*

31-a	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31-b	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32-a	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32-b	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Inline XBRL Interactive Data.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* - Denotes management contract.

All other exhibits are omitted, as they are inapplicable or not required by the related instructions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUSTMARK CORPORATION

BY:	/s/ Duane A. Dewey	BY:	/s/ Thomas C. Owens
	Duane A. Dewey		Thomas C. Owens
	President and Chief Executive Officer		Treasurer and Principal Financial Officer

DATE:	May 8, 2023	DATE:	May 8, 2023